Form 10-Q
period 1993-12-31
TOYOTA MOTOR CREDIT CORP
filed 1994-02-11
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1993
                                     -----------------
          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                     --------    --------

Commission file number    1-9961
                        ----------


                      TOYOTA MOTOR CREDIT CORPORATION
- ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              California                                  95-3775816
- ----------------------------------------            -----------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

        19001 S. Western Avenue
         Torrance, California                                90509
- ----------------------------------------            -----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (310) 787-1310
                                                    -----------------------


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes  X  No
                                                                    ---    ---

          As of January 31, 1994, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 68,000, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.


                       Exhibit Index is on page 17

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                               December 31,  September 30,  December 31,
                                                   1993           1993          1992
                                               ------------  -------------  ------------
                                               (Unaudited)                  (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................          $    83        $   574        $   53
Investments in marketable securities......              110            138           123
Finance receivables, net..................            7,468          7,206         7,368
Investments in operating leases, net......            3,501          3,050         1,963
Other receivables.........................               76            105            71
Deferred charges..........................               40             44            58
Other assets..............................               45             42            46
                                                    -------        -------        ------

         Total Assets.....................          $11,323        $11,159        $9,682
                                                    =======        =======        ======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................          $ 8,848        $ 8,833        $7,703
Accrued interest..........................              133            148           125
Accounts payable and accrued expenses.....              654            560           367
Unearned insurance premiums...............               72             74            96
Amounts due dealers and distributors......               31             34            40
Payable to Parent.........................               46             48            24
Income taxes payable......................               22             17            24
Deferred income taxes.....................              304            278           309
                                                    -------        -------        ------
      Total liabilities...................           10,110          9,992         8,688
                                                    -------        -------        ------

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 68,000 at
      December 31, 1993 and
      September 30, 1993, and 63,000 at
      December 31, 1992)..................              680            680           630
   Retained earnings......................              533            487           364
                                                    -------        -------        ------
      Total shareholder's equity..........            1,213          1,167           994
                                                    -------        -------        ------
         Total Liabilities and
         Shareholder's Equity.............          $11,323        $11,159        $9,682
                                                    =======        =======        ======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                                 Three Months Ended
                                                    December 31,
                                                 ------------------
                                                  1993        1992
                                                 ------      ------
                                                     (Unaudited)
Financing Revenues:

   Retail financing and leasing..........        $  351      $  282
   Wholesale and other dealer financing..            19          16
                                                 ------      ------

Total financing revenues.................           370         298

   Interest expense......................           110         114
   Depreciation on operating leases......           139          76
                                                 ------      ------

Net financing revenues...................           121         108

Other revenues...........................            23          14
                                                 ------      ------

Net Financing Revenues and Other Revenues           144         122
                                                 ------      ------

Expenses:

   Operating and administrative..........            54          50
   Provision for credit losses...........            14          15
                                                 ------      ------

Total Expenses...........................            68          65
                                                 ------      ------

Income before income taxes...............            76          57

Provision for income taxes...............            30          22
                                                 ------      ------

Net Income...............................        $   46      $   35
                                                 ======      ======


       See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                           Three Months Ended December 31,
                                                           -------------------------------
                                                             1993                   1992
                                                           --------               --------
                                                                     (Unaudited)
Cash flows from operating activities:

   Net income......................................          $   46                 $   35
                                                             ------                 ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization..............             140                     75
        Provision for credit losses................              14                     15
        Decrease in accrued interest...............             (15)                     -
        Increase (decrease) in unearned
           insurance premiums......................              (2)                     1
        Increase in deferred income taxes..........              26                     30
        Decrease in other assets...................               -                     16
        Increase (decrease) in other liabilities...              (3)                    49
                                                             ------                 ------
   Total adjustments...............................             160                    186
                                                             ------                 ------

Net cash provided by operating activities..........             206                    221
                                                             ------                 ------

Cash flows from investing activities:

   Addition to investments in marketable
     securities....................................             (45)                   (79)
   Disposition of investments in marketable
     securities....................................              72                     60
   Purchase of finance receivables.................          (2,490)                (2,322)
   Liquidation of finance receivables..............           2,221                  1,927
   Addition to investments in operating leases.....            (681)                  (382)
   Disposition of investments in operating leases..              86                     39
                                                             ------                 ------

Net cash used in investing activities..............            (837)                  (757)
                                                             ------                 ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans
     payable.......................................             259                    379
   Payments on notes and loans payable.............            (622)                    -
   Net increase (decrease) in commercial paper.....             463                    (40)
   Net increase in borrowings from Parent..........              40                     39
                                                             ------                 ------

Net cash provided by financing activities..........             140                    378
                                                             ------                 ------

Net decrease in cash and cash equivalents..........            (491)                  (158)

Cash and cash equivalents at the beginning
   of the period...................................             574                    211
                                                             ------                 ------

Cash and cash equivalents at the end of the
   period..........................................          $   83                 $   53
                                                             ======                 ======

Supplemental disclosures:

   Interest paid...................................          $  124                 $  114
   Income taxes paid...............................          $   67                     -

                    See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
- -------------------------------

      Information pertaining to the three months ended December 31, 1993 and 1992 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended December 31, 1993 are not necessarily indicative of those expected for any other interim period or a full year. Certain
      December 1992 accounts have been reclassified to conform with the December 1993 presentation.


Note 2 - Finance Receivables
- ----------------------------

      Finance receivables, net consisted of the following:

                                                  December 31,    September 30,    December 31,
                                                      1993             1993            1992
                                                  ------------    -------------    ------------
                                                              (Dollars in Millions)
         Retail..................................       $5,173           $5,103          $5,461
         Finance leases..........................        2,000            2,046           1,952
         Wholesale and other dealer loans........        1,219            1,025           1,064
                                                        ------           ------          ------
                                                         8,392            8,174           8,477
         Unearned income.........................         (829)            (874)         (1,012)
         Allowance for credit losses.............          (95)             (94)            (97)
                                                        ------           ------          ------
            Finance receivables, net.............       $7,468           $7,206          $7,368
                                                        ======           ======          ======

      Finance leases, net consisted of the following:

                                                  December 31,    September 30,    December 31,
                                                      1993             1993            1992
                                                  ------------    -------------    ------------
                                                              (Dollars in Millions)
         Minimum lease payments..................       $1,279           $1,337          $1,355
         Estimated unguaranteed residual values..          721              709             597
                                                        ------           ------          ------
            Finance leases.......................        2,000            2,046           1,952
         Unearned income.........................         (370)            (388)           (391)
         Allowance for credit losses.............          (23)             (22)            (22)
                                                        ------           ------          ------
            Finance leases, net..................       $1,607           $1,636          $1,539
                                                        ======           ======          ======

       The aggregate balances related to finance receivable instalments 60 or more days past due totaled $30 million, $31 million and $23 million at December 31, 1993, September 30, 1993 and December 31, 1992, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Operating Leases
- ----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                  December 31,  September 30,   December 31,
                                                      1993           1993           1992
                                                  ------------  -------------   ------------
                                                             (Dollars in Millions)
         Vehicles................................       $4,047         $3,494         $2,172
         Equipment, aircraft and other...........          116            107             82
                                                        ------         ------         ------
                                                         4,163          3,601          2,254
         Accumulated depreciation................         (631)          (524)          (275)
         Allowance for credit losses on
            disposition of operating leases......          (31)           (27)           (16)
                                                        ------         ------         ------
            Investments in operating leases, net.       $3,501         $3,050         $1,963
                                                        ======         ======         ======


Note 4 - Notes and Loans Payable
- --------------------------------

       Notes and loans payable, which consisted of senior debt, included the following:

                                                  December 31,  September 30,   December 31,
                                                      1993           1993           1992
                                                  ------------  -------------   ------------
                                                            (Dollars in Millions)
         Commercial paper, net...................       $  814         $  350         $  350
                                                        ------         ------         ------
         Other senior debt, due in the years
            ending September 30,:
            1993.................................           -             -            1,177
            1994.................................        2,200          2,847          2,409
            1995.................................        3,265          3,112          2,391
            1996.................................        1,250          1,185            652
            1997.................................          726            735            558
            1998.................................          364            367            118
            Thereafter...........................          200            202              2
                                                        ------         ------         ------
                                                         8,005          8,448          7,307
         Unamortized premium.....................           29             35             46
                                                        ------         ------         ------
            Total other senior debt..............        8,034          8,483          7,353
                                                        ------         ------         ------
               Total notes and loans payable.....       $8,848         $8,833         $7,703
                                                        ======         ======         ======

                      TOYOTA MOTOR CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (Continued)
- --------------------------------

       The weighted average interest rate on other senior debt was 4.81% at December 31, 1993, including the effect of interest rate exchange agreements. This rate has been calculated on the basis of rates in effect at December 31, 1993, some of which are floating rates that reset daily. Approximately 52% of other senior debt at December 31, 1993 had interest rates, including the effect of interest rate exchange agreements, that were fixed for a period of more than one year commencing December 31, 1993. The weighted average of these fixed interest rates was 4.68% at December 31, 1993. The mix of TMCC's fixed and floating rate debt changes from time to time as a result of interest rate risk management.

       Included in Notes and Loans Payable at December 31, 1993 were unsecured notes payable in various foreign currencies. Concurrent with the issuance of these unsecured notes, TMCC entered into foreign currency and interest rate exchange agreements to convert these foreign currency obligations into fixed U.S. dollar liabilities at maturity of $2.8 billion. These obligations are translated at the various foreign currency exchange rates in effect at December 31, 1993. The receivables or payables, arising as a result of the difference between the December 31, 1993 exchange rates and the forward rates at maturity applicable to the foreign currency and interest rate exchange agreements, are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would aggregate to a net payable position of $271 million at December 31, 1993.


Note 5 - Provision for Income Taxes
- -----------------------------------

       Effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). The adoption of Statement No. 109 changed the method of accounting for income taxes from a deferred method to a liability method. This method differs from the previously used method in that deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current period's income statement. The cumulative effect of the change in accounting principle was not material to the Company's financial position or results of operations. Prior period financial statements have not been restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The earnings of Toyota Motor Credit Corporation ("TMCC") are primarily affected by interest margins and the average outstanding balance of earning assets. The interest rates charged on retail finance receivables and implicit in leases are fixed at the time acquired. Yields on the majority of wholesale receivables and other loans to dealers vary with changes in short-term interest rates. Funding requirements are primarily met through earning asset liquidations and the issuance of debt obligations of varying terms at both fixed and floating interest rates. TMCC utilizes interest rate exchange agreements and foreign currency and interest rate exchange agreements in managing the cost of borrowed funds.

The business of TMCC and its subsidiaries (collectively the "Company") is substantially dependent upon the sale of Toyota and Lexus vehicles in the United States. Lower levels of sales of such vehicles resulting from governmental action, decline in demand, changes in pricing due to the appreciation of the yen against the United States dollar, or other events, could result in a reduction in the level of finance and insurance operations of the Company. To date, the level of the Company's operations has not been restricted by the level of sales of Toyota and Lexus vehicles.

Financial Condition and Results of Operations

TMCC's earning assets totaled $11.1 billion at December 31, 1993, compared to $10.4 billion at September 30, 1993 and $9.4 billion at December 31, 1992. The increases from September 30, 1993 and December 31, 1992 were primarily due to the growth in leasing.

Retail finance receivables, net of unearned income, were $4.7 billion, $4.6 billion, and $4.8 billion at December 31, 1993, September 30, 1993, and December 31, 1992, respectively. Retail receivables at December 31, 1993 remained relatively level from September 30, 1993 as the increase in receivables from contract volume was offset by liquidations. The slight decline in retail receivables from December 31, 1992 reflected the sale of retail finance receivables in the fourth quarter of fiscal 1993 and liquidations offset by the increase in receivables from contract volume in fiscal 1993.

Lease finance receivables, net of unearned income, and investments in operating leases, net of accumulated depreciation, totaled $5.2 billion, $4.8 billion, and $3.5 billion at December 31, 1993, September 30, 1993, and December 31, 1992, respectively. The increases from September 30, 1993 and December 31, 1992 reflected the significant increase in lease contract volume, primarily in operating leases, due to the growth in special lease programs sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS") and increasing consumer acceptance of leasing.

Wholesale receivables and other dealer loans increased to $1.2 billion at December 31, 1993 from $1.0 billion and $1.1 billion at September 30, 1993 and December 31, 1992, respectively. The increases from September 30, 1993 and December 31, 1992 resulted from the increase in the number of dealers participating in the TMCC's wholesale financing program and the higher average wholesale receivable balance per dealer.

The Company experienced continued  growth in net financing revenues  and other
revenues  for the  first quarter  of fiscal  1994 as  compared to  1993.   The
results are summarized as follows:

                                                  Three Months Ended
                                                     December 31,               Percentage
                                           ---------------------------------    Change From
                                                1993               1992       Previous Period
                                           --------------     --------------  ---------------
                                             (Dollars in Millions/Percent
                                             of Total Financing Revenues)
Financing Revenues:
   Retail financing and leasing..........     $351    95%        $282    95%         24%

   Wholesale and other dealer financing..       19     5%          16     5%         19%
                                              ----   ----        ----   ----
Total financing revenues.................      370   100%         298   100%         24%

   Interest expense......................      110    30%         114    38%         (4%)

   Depreciation on operating leases......      139    37%          76    26%         83%
                                              ----   ----        ----   ----
Net financing revenues...................      121    33%         108    36%         12%

Other revenues...........................       23     6%          14     5%         64%
                                              ----   ----        ----   ----
   Net Financing Revenues and
      Other Revenues.....................     $144    39%        $122    41%         18%
                                              ====   ====        ====   ====

Total financing revenues increased 24% in the first quarter of fiscal 1994 from 1993. The increase in the first quarter of fiscal 1994 was attributable to the continued growth in earning assets, primarily from leases. Contract volume and finance penetration related to TMCC's vehicle retail financing and leasing programs are summarized below:

                                                         Three Months Ended
                                                            December 31,
                                                         ------------------
                                                          1993        1992
                                                         ------      ------
Contracts booked:
   Retail instalment sales contracts.......              44,000      44,000
   Leases..................................              32,000      21,000
                                                         ------      ------
      Total................................              76,000      65,000
                                                         ======      ======

Finance penetration........................               29.5%       23.7%

In the first quarter of fiscal 1994, the growth in total contract volume and finance penetration was due to the increased leasing of both Toyota and Lexus vehicles. Finance penetration represents the percentage of new Toyota and Lexus vehicle deliveries in the United States (excluding Hawaii) financed or leased by TMCC. The increase in lease contract volume was attributable primarily to the effect of the growth in special lease programs sponsored by

TMS during the first quarter of fiscal 1994 and also to broader acceptability of leasing as a financing option in the vehicle retail sales market. Under these special lease programs, TMCC offered reduced monthly payments on certain new vehicles to qualified lessees and received an amount from TMS for each vehicle leased. Amounts received approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease terms. The level of sponsored program activity varies based on TMS marketing strategies. TMCC recognized revenues of $9 million and $5 million in the first quarters of fiscal 1994 and 1993, respectively, related to all amounts received under various TMS programs. Management of the Company anticipates that the higher level of lease contract volume will continue as TMS-sponsored programs are expected to continue for some time and as the acceptability of leasing as a financing option for retail customers further increases.

Another factor contributing to the significant growth in leasing (primarily in investments in operating leases) in both the first quarters of fiscal 1994 and 1993 was a trend toward shorter-term leases for Toyota and Lexus vehicles. Shorter-term leases have been utilized as a method of accelerating the return of retail lease customers to the new vehicle market, and management of the Company intends to continue its emphasis on shorter terms.

Uninsured vehicle residual values were approximately $2.9 billion and $1.8 billion at December 31, 1993 and 1992, respectively. To date, TMCC has incurred no material losses as a result of residual value risk. Although TMCC's experience has been limited, management of the Company believes that the residual values of its leases reflected in the financial statements represent realizable values.

In the first quarter of fiscal 1994 TMCC's primary source of revenue and earning asset growth was leasing. Leasing revenues increased 56% to
$247 million in the first quarter of fiscal 1994 primarily due to an 86% increase in average investments in operating leases from 1993. Retail financing revenues decreased 15% to $104 million in the first quarter of fiscal 1994 due to a decrease in the level of average retail finance receivables outstanding and a continuing decline in yield. Average retail finance receivables outstanding declined in the first quarter of fiscal 1994 as compared to 1993 primarily due to the effect of the sale of finance receivables in the fourth quarter of fiscal 1993. The decline in yield on average earning assets reflected the effect of competitive market conditions and a sustained period of lower interest rates, with lower yielding retail instalment sales contracts and leases replacing liquidating higher yielding retail instalment sales contracts and leases. Management of the Company anticipates that this trend in declining yields will continue during fiscal 1994.

Wholesale and other dealer financing revenues increased 19% in the first quarter of fiscal 1994 as compared to 1993. The increase in revenues in the first quarter of fiscal 1994 resulted primarily from higher average wholesale receivable balances. The total average wholesale receivable balance increased in the first quarter of fiscal 1994 largely due to increased numbers of dealers participating in TMCC's wholesale financing programs and higher average wholesale receivable balances per dealer. The increased number of dealers participating in TMCC's wholesale financing program was due to TMCC's ongoing marketing efforts and competitive market conditions.

Interest expense decreased 4% in the first quarter of fiscal 1994 from 1993. The decrease in interest expense resulting from lower market interest rates was largely offset by higher average borrowing levels required to fund the growth of earning assets. The weighted average cost of borrowings was 4.97% and 6.03% for the three months ended December 31, 1993 and 1992, respectively.

Depreciation on operating leases increased 83% in the first quarter of fiscal 1994 from 1993 as a result of the growth in investments in operating leases.

Net financing revenues increased 12% to $121 million in the first quarter of fiscal 1994. The increase was primarily attributable to growth in the level of earning assets. Interest margin is the excess of the combined interest rate yield on finance receivables and implicit in leases over the effective interest rate cost of total borrowings. Interest margins decreased in the first quarter of fiscal 1994 from 1993 as a result of the decline in yield on retail instalment sales contracts and leases decreasing more rapidly than the decline in borrowing costs. Management anticipates continued decline in the interest margin primarily due to the expected continuing decline in yields on average earning assets in fiscal 1994.

Other revenues  increased 64% during  the first quarter  of fiscal 1994.   The
increase in other revenues resulted primarily from the continued growth in the Company's insurance operations.

The Company's earnings increased in the first quarter of fiscal 1994 as summarized below:

                                  Three Months Ended
                                     December 31,            Percentage
                                 ---------------------       Change From
                                  1993           1992      Previous Period
                                 ------         ------     ---------------
                                 (Dollars in Millions)
Net Financing Revenues
   and Other Revenues...........   $144           $122            18%

Expenses:
   Operating and
      administrative............     54             50             8%
   Provision for credit losses..     14             15            (7%)
                                   ----           ----
         Total Expenses.........     68             65             5%
                                   ----           ----
Income before income taxes......     76             57            33%
Provision for income taxes......     30             22            36%
                                   ----           ----
Net Income......................   $ 46           $ 35            31%
                                   ====           ====

Operating and administrative expenses increased 8% in the first quarter of fiscal 1994. This increase reflected costs for additional personnel, facilities, and other resources required to service the Company's growing customer base. Operating and administrative expenses also increased due to the growth in the Company's insurance operations in the first quarter of fiscal 1994.

The provision for credit losses is largely a function of changes in the level and mix of earning assets. The provision for credit losses decreased 7% in the first quarter of fiscal 1994 from 1993 as the effect of the increase in the growth in earning assets was more than offset by favorable loss experience. The favorable trend in credit loss experience is attributable, in part, to improved credit granting procedures, collection efforts, and the mix of earning assets. The Company will continue to place emphasis on controlling its credit loss exposure; however, there are no assurances that this favorable trend will continue.

Operating profits (reflected as "Income before income taxes") increased 33% to $76 million in the first quarter of fiscal 1994 from 1993 primarily due to the increase in financing revenues as a result of the growth in the level of earning assets. Net income for the first quarter of fiscal 1994 increased 31% due to the higher level of operating profits.

Financial support is provided by TMS, as necessary, to maintain TMCC's minimum fixed charge coverage at the level specified in the Operating Agreement. As a result of the favorable operating profits in the first quarters of fiscal 1994 and 1993, TMCC did not receive any financial support from TMS.

Liquidity and Capital Resources

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations and growth in retained earnings. Debt funding has been obtained primarily from the issuance of debt securities in the European and United States capital markets. Debt issuances have generally been in the form of commercial paper, medium-term notes ("MTNs") and other debt securities. This funding has been supplemented by loans and equity contributions from TMS.

Commercial paper issuances and borrowings from TMS are specifically utilized to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $349 million to $842 million during the first quarter of fiscal 1994. To support the commercial paper program, along with other uses, TMCC, in conjunction with TMS, maintains committed and uncommitted unsecured credit lines with banks totaling $775 million. At December 31, 1993, no loans were outstanding under any of these lines; however, approximately $135 million in letters of credit had been issued, related to the Company's insurance operations, which reduced the availability of the lines to $640 million.

Borrowings from TMS ranged from zero to $60 million during the first quarter of fiscal 1994, with an average outstanding balance of $8 million. The interest rate charged by TMS to TMCC for interest-bearing loans approximates the Federal Reserve Board's one-month commercial paper composite rate for firms whose bonds are rated AA.

MTNs, with original terms ranging from nine months to ten years, have been issued in the European and United States capital markets to meet a portion of long-term and short-term funding requirements. During the first quarter of fiscal 1994, TMCC issued approximately $259 million of MTNs of which approximately $75 million had maturity dates on the date of issuance of more than one year. MTNs outstanding at December 31, 1993, including the effect of foreign currency translations, totaled approximately $3.4 billion. At January 31, 1994, TMCC had approximately $304 million of securities registered with the Securities and Exchange Commission ("SEC") which remained available for issuance under TMCC's United States public MTN program. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $4.0 billion. As of January 31, 1994,
$2.5 billion of other debt securities were available for issuance under the Euro MTN program. The United States and Euro MTN programs may from time to time be expanded to allow for the continued use of these sources of funding.

Along with MTNs, long-term funding requirements have been met through the issuance of other forms of debt securities underwritten in the European and United States capital markets. At December 31, 1993 approximately $4.1 billion of debt securities, including the effect of foreign currency translations, was outstanding in the European capital markets. Of the $4.1 billion debt securities, $2.3 billion was denominated in foreign currencies. Underwritten debt securities outstanding in the United States public market, excluding MTNs, totaled approximately $600 million at December 31, 1993. At January 31, 1994, approximately $700 million of securities registered with the SEC, excluding MTNs, were available for issuance.

TMCC utilizes a variety of techniques to manage its foreign currency exchange rate risk and interest rate risk. Long-term debt issued in foreign currencies is hedged by concurrently executed foreign currency and interest rate exchange agreements. The mix of fixed and floating interest rates on TMCC's debt outstanding is periodically adjusted through the use of interest rate contracts, including interest rate exchange agreements and option related products.

Standard & Poor's Corporation ("S&P") placed the long-term ratings of TMCC and its related companies (including Toyota Motor Corporation), in addition to other Japanese automakers, on CreditWatch with negative implications in August 1993. On February 9, 1994, S&P affirmed the long-term ratings of TMCC and its related companies and removed them from CreditWatch, but indicated that the rating outlook is negative. The Company currently anticipates having continued access to its primary funding sources.

From time to time, TMS has made equity contributions to maintain TMCC's equity capitalization at certain levels. Such levels have been periodically established by TMS as it deems appropriate. No such equity contributions were made during the first quarter of fiscal 1994.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation of earning assets, totaling $2.3 billion during the first quarter of fiscal 1994, was used to purchase additional finance receivables and investments in operating leases. Investing activities resulted in a net use of cash in the first quarter of fiscal 1994 as cash provided by earning asset liquidations was insufficient to support the growth in earning assets. Net cash used in investing activities was $837 million in the first quarter of fiscal 1994.

The growth in earning assets was also supported by net cash provided by operating activities which totaled $206 million in the first quarter of fiscal 1994. Additionally, cash available at the beginning of the period was utilized resulting in a lower level of net cash required from financing activities to support the growth in earning assets. Net cash flows provided by financing activities totaled $140 million in the first quarter of fiscal 1994, representing a $238 million decrease from December 31, 1992.

Management of the Company believes that cash provided by operating, investing and financing activities will be sufficient to meet the Company's liquidity and capital resource needs in the future.

Recently Enacted Accounting Standards

In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement No. 112"). Statement No. 112 requires accrual, during the years that the employee renders the necessary service or when it is probable that a liability has been incurred, of the expected cost of providing postemployment benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. The Company's current practice of accounting for these benefits is on a cash basis. Statement No. 112 is effective for fiscal years beginning after December 15, 1993. At this time, the Company has not elected early adoption of Statement No. 112; however, the estimated impact of adoption on the financial position or results of operations is not considered to be material.

In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement No. 114"), which requires a creditor to evaluate the collectibility of both contractual interest and principal of certain receivables when assessing the need for a loss accrual and to measure loans that are restructured in a troubled debt restructuring to reflect the time value of money. Statement No. 114 is not applicable to leases and large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Statement No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. At this time, the Company has not elected early adoption of Statement No. 114; however, the estimated impact of adoption on the financial position or results of operations is not considered to be material.

In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments will be categorized as held-to-maturity securities and reported at amortized cost; trading securities and reported at fair value, with unrealized gains and losses included in earnings; or available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. Statement No. 115 is effective for fiscal years beginning after December 15, 1993. At this time, the Company has not elected early adoption of Statement No. 115; however, the estimated impact of adoption on the financial position or results of operation is not considered to be material.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

            Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, including two suits involving collateral protection practices similar to suits which have been filed against various other financial institutions and captive finance companies. TMCC is engaged in settlement negotiations in one of the two collateral protection practices suits and is defending the other. It is possible that TMCC may become a defendant in other similar actions. At this time, the Company believes any resulting liability from the above legal actions, proceedings and other claims will not materially affect its consolidated financial position or results of operations.


ITEM 2.     CHANGES IN SECURITIES.

            There is nothing to report with regard to this item.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            There is nothing to report with regard to this item.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.


ITEM 5.     OTHER INFORMATION.

            There is nothing to report with regard to this item.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

            The exhibit listed on the accompanying Exhibit Index, on page 17, is filed as part of this report.

            (b)   Reports on Form 8-K

            The Company filed the following report on Form 8-K during the quarter ended December 31, 1993:

                                                          Financial Statements
             Date of Report      Item                           Filed
             --------------      ----                     -------------------
             November 12, 1993   Item 5 - Other Events          None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TOYOTA MOTOR CREDIT CORPORATION
                                               -------------------------------
                                                        (Registrant)



Date:   February 11, 1994                 By      /S/ WOLFGANG JAHN
                                               -------------------------------
                                                      Wolfgang Jahn
                                                   Group Vice President
                                               (principal executive officer)



Date:   February 11, 1994                 By      /S/ PATRICK BREENE
                                               -------------------------------
                                                      Patrick Breene
                                                        Controller
                                               (principal accounting officer)

                               EXHIBIT INDEX


Exhibit                                                             Numbered
Number                          Description                           Page
- -------                         -----------                         --------

  12.1       Calculation of ratio of earnings to fixed charges.        18