Form 10-Q
period 1994-03-31
TOYOTA MOTOR CREDIT CORP
filed 1994-05-13
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1994
                                     --------------
          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                     --------    --------

Commission file number    1-9961
                        ----------


                      TOYOTA MOTOR CREDIT CORPORATION
- - ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              California                                  95-3775816
- - ----------------------------------------            -----------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

        19001 S. Western Avenue
         Torrance, California                                90509
- - ----------------------------------------            -----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (310) 787-1310
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

          As of April 30, 1994, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 68,000, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.


                       Exhibit Index is on page 19

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                March 31,    September 30,   March 31,
                                                   1994          1993           1993
                                               ------------  -------------  ------------
                                               (Unaudited)                  (Unaudited)
               ASSETS
               ------

Cash and cash equivalents....................       $   153        $   574       $    76
Investments in marketable securities.........           108            138           141
Finance receivables, net.....................         7,471          7,206         7,576
Investments in operating leases, net.........         4,065          3,050         2,297
Receivable from Parent.......................            -              -              8
Other receivables............................            81            105            60
Deferred charges.............................            41             44            57
Other assets.................................            51             42            46
                                                    -------        -------       -------

         Total Assets........................       $11,970        $11,159       $10,261
                                                    =======        =======       =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable......................       $ 9,455        $ 8,833       $ 8,209
Accrued interest.............................           129            148           141
Accounts payable and accrued expenses........           664            560           379
Unearned insurance premiums..................            68             74            90
Amounts due dealers and distributors.........            30             34            32
Payable to Parent............................            13             48            -
Income taxes payable.........................             3             17            39
Deferred income taxes........................           350            278           341
                                                    -------        -------       -------
      Total liabilities......................        10,712          9,992         9,231
                                                    -------        -------       -------

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 68,000 at
      March 31, 1994 and September 30, 1993,
      and 63,000 at March 31, 1993)..........           680            680           630
   Retained earnings.........................           578            487           400
                                                    -------        -------       -------
      Total shareholder's equity.............         1,258          1,167         1,030
                                                    -------        -------       -------
         Total Liabilities and
         Shareholder's Equity................       $11,970        $11,159       $10,261
                                                    =======        =======       =======

                 See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                               CONSOLIDATED STATEMENT OF INCOME
                                     (Dollars in Millions)

                                               Three Months Ended       Six Months Ended
                                                    March 31,               March 31,
                                               ------------------      ------------------
                                                1994        1993        1994        1993
                                               ------      ------      ------      ------
                                                              (Unaudited)
Financing Revenues:

   Retail financing and leasing..........      $  376      $  296      $  727      $  578
   Wholesale and other dealer financing..          20          20          39          36
                                               ------      ------      ------      ------

Total financing revenues.................         396         316         766         614

   Interest expense......................         112         111         222         225
   Depreciation on operating leases......         159          87         298         163
                                               ------      ------      ------      ------

Net financing revenues...................         125         118         246         226

Other revenues...........................          23          16          46          30
                                               ------      ------      ------      ------

Net Financing Revenues and Other Revenues         148         134         292         256
                                               ------      ------      ------      ------

Expenses:

   Operating and administrative..........          58          57         112         107
   Provision for credit losses...........          15          17          29          32
                                               ------      ------      ------      ------

Total Expenses...........................          73          74         141         139
                                               ------      ------      ------      ------

Income before income taxes...............          75          60         151         117

Provision for income taxes...............          30          24          60          46
                                               ------      ------      ------      ------

Net Income...............................      $   45      $   36      $   91      $   71
                                               ======      ======      ======      ======



               See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Dollars in Millions)

                                                           Six Months Ended March 31,
                                                           --------------------------
                                                             1994              1993
                                                           --------          --------
                                                                   (Unaudited)
Cash flows from operating activities:

   Net income......................................          $   91            $   71
                                                             ------            ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization..............             301               162
        Provision for credit losses................              29                32
        Increase (decrease) in accrued interest....             (19)               16
        Decrease in unearned insurance premiums....              (6)               (5)
        Increase in deferred income taxes..........              72                61
        Decrease in other assets...................               4                28
        Increase in other liabilities..............              21                93
                                                             ------            ------
   Total adjustments...............................             402               387
                                                             ------            ------

Net cash provided by operating activities..........             493               458
                                                             ------            ------

Cash flows from investing activities:

   Addition to investments in marketable
     securities....................................             (64)             (123)
   Disposition of investments in marketable
     securities....................................              93                85
   Purchase of finance receivables.................          (4,866)           (4,658)
   Liquidation of finance receivables..............           4,586             4,035
   Addition to investments in operating leases.....          (1,513)             (854)
   Disposition of investments in operating leases..             186                85
                                                             ------            ------

Net cash used in investing activities..............          (1,578)           (1,430)
                                                             ------            ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans
     payable.......................................           1,452             1,390
   Payments on notes and loans payable.............          (1,168)             (623)
   Net increase in commercial paper................             380                70
                                                             ------            ------

Net cash provided by financing activities..........             664               837
                                                             ------            ------

Net decrease in cash and cash equivalents..........            (421)             (135)

Cash and cash equivalents at the beginning
   of the period...................................             574               211
                                                             ------            ------

Cash and cash equivalents at the end of the
   period..........................................          $  153            $   76
                                                             ======            ======

Supplemental disclosures:

   Interest paid...................................          $  241            $  210
   Income taxes paid...............................          $   67                -

                   See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
- - -------------------------------

      Information pertaining to the three months and six months ended March 31, 1994 and 1993 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three months and six months ended March 31, 1994 are not necessarily indicative of those expected for any other interim period or for a full year. Certain March 1993 accounts have been reclassified to conform with the March 1994 presentation.


Note 2 - Finance Receivables
- - ----------------------------

      Finance receivables, net consisted of the following:

                                                     March 31,    September 30,      March 31,
                                                       1994            1993             1993
                                                   ------------   -------------    ------------
                                                              (Dollars in Millions)
         Retail..................................        $5,175          $5,103          $5,449
         Finance leases..........................         1,933           2,046           1,972
         Wholesale and other dealer loans........         1,238           1,025           1,237
                                                         ------          ------          ------
                                                          8,346           8,174           8,658
         Unearned income.........................          (780)           (874)           (982)
         Allowance for credit losses.............           (95)            (94)           (100)
                                                         ------          ------          ------
            Finance receivables, net.............        $7,471          $7,206          $7,576
                                                         ======          ======          ======

      Finance leases, net consisted of the following:

                                                     March 31,     September 30,     March 31,
                                                       1994            1993            1993
                                                   ------------    -------------   ------------
                                                              (Dollars in Millions)
         Minimum lease payments..................        $1,211           $1,337         $1,345
         Estimated unguaranteed residual values..           722              709            627
                                                         ------           ------         ------
            Finance leases.......................         1,933            2,046          1,972
         Unearned income.........................          (348)            (388)          (390)
         Allowance for credit losses.............           (22)             (22)           (22)
                                                         ------           ------         ------
            Finance leases, net..................        $1,563           $1,636         $1,560
                                                         ======           ======         ======

       The aggregate balances related to finance receivable instalments 60 or more days past due totaled $28 million, $31 million and $21 million at March 31, 1994, September 30, 1993 and March 31, 1993, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Operating Leases
- - ----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                   March 31,    September 30,     March 31,
                                                     1994           1993            1993
                                                 ------------   -------------   ------------
                                                            (Dollars in Millions)
         Vehicles...............................       $4,731          $3,494         $2,577
         Equipment, aircraft and other..........          125             107             89
                                                       ------          ------         ------
                                                        4,856           3,601          2,666
         Accumulated depreciation...............         (753)           (524)          (350)
         Allowance for credit losses on
            disposition of operating leases.....          (38)            (27)           (19)
                                                       ------          ------         ------
            Investments in operating leases, net       $4,065          $3,050         $2,297
                                                       ======          ======         ======


Note 4 - Notes and Loans Payable
- - --------------------------------

       Notes and loans payable, which consisted of senior debt, included the following:

                                                   March 31,    September 30,     March 31,
                                                     1994           1993            1993
                                                 ------------   -------------   ------------
                                                            (Dollars in Millions)
         Commercial paper, net..................       $  779          $  350         $  461
                                                       ------          ------         ------
         Other senior debt, due in the years
            ending September 30:
            1993................................           -               -             562
            1994................................        1,679           2,847          2,603
            1995................................        3,719           3,112          2,585
            1996................................        1,496           1,185          1,115
            1997................................        1,035             735            557
            1998................................          353             367            180
            Thereafter..........................          366             202            102
                                                       ------          ------         ------
                                                        8,648           8,448          7,704
         Unamortized premium....................           28              35             44
                                                       ------          ------         ------
            Total other senior debt.............        8,676           8,483          7,748
                                                       ------          ------         ------
               Notes and loans payable..........       $9,455          $8,833         $8,209
                                                       ======          ======         ======

                      TOYOTA MOTOR CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (Continued)
- - --------------------------------

       The weighted average interest rate on other senior debt was 4.79% at March 31, 1994, including the effect of interest rate exchange agreements. This rate has been calculated on the basis of rates in effect at March 31, 1994, some of which are floating rates that reset daily. Approximately 51% of other senior debt had interest rates, including the effect of interest rate exchange agreements, that were fixed for a period of more than one year at March 31, 1994. The weighted average of these fixed interest rates was 4.65%. The mix of TMCC's fixed and floating rate debt changes from time to time as a result of interest rate risk management.

       Included in Notes and Loans Payable at March 31, 1994 were unsecured notes payable in various foreign currencies. Concurrent with the issuance of these unsecured notes, TMCC entered into foreign currency exchange agreements to convert these foreign currency obligations into fixed U.S. dollar liabilities which translate at the forward rates at maturity for $2.8 billion. These obligations are translated in the financial statements at the various foreign currency spot rates in effect at March 31, 1994. The receivables or payables, arising as a result of the differences between the March 31, 1994 foreign currency spot rates and the forward rates at maturity applicable to the foreign currency exchange agreements, are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would aggregate to a net payable position of $230 million at March 31, 1994.

Note 5 - Provision for Income Taxes
- - -----------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The earnings of Toyota Motor Credit Corporation ("TMCC") are primarily affected by interest margins and the average outstanding balance of earning assets. The interest rates charged on retail finance receivables and implicit in leases are fixed at the time acquired. Yields on the majority of wholesale receivables and other loans to dealers vary with changes in short-term interest rates. Funding requirements are primarily met through net cash provided by operating activities, earning asset liquidations and the issuance of debt obligations of varying terms at both fixed and floating interest rates. TMCC utilizes interest rate exchange agreements and foreign currency exchange agreements in managing the cost of borrowed funds.

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

Financial Condition and Results of Operations

TMCC's earning assets totaled $11.7 billion at March 31, 1994, compared to $10.4 billion at September 30, 1993 and $10.0 billion at March 31, 1993. The increases from September 30, 1993 and March 31, 1993 were primarily due to the growth in leasing.

Retail finance receivables, net of unearned income, were $4.8 billion, $4.6 billion, and $4.9 billion at March 31, 1994, September 30, 1993 and March 31, 1993, respectively. Retail receivables at March 31, 1994 increased slightly from September 30, 1993 as the increase in receivables from contract volume was nearly offset by liquidations. Retail receivables at March 31, 1994 remained relatively level from March 31, 1993 as the increase in receivables from contract volume was offset by the sale of retail finance receivables in the fourth quarter of fiscal 1993 and liquidations.

Lease finance receivables, net of unearned income, and investments in operating leases, net of accumulated depreciation, totaled $5.7 billion, $4.8 billion, and $3.9 billion at March 31, 1994, September 30 1993, and March 31, 1993, respectively. The increases from September 30, 1993 and March 31, 1993 reflected the significant growth in lease contract volume, primarily in operating leases, due to the continuation of special lease programs sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS") and increasing consumer acceptance of leasing.

Wholesale receivables and other dealer loans were $1.2 billion at March 31, 1994, $1.0 billion at September 30, 1993 and $1.2 billion at March 31, 1993. The increase from September 30, 1993 resulted primarily from the higher average wholesale receivable balance per dealer.

The Company experienced continued growth in net financing revenues and other revenues for the three months and six months ended March 31, 1994 as compared to the same periods in fiscal 1993. The results are summarized as follows:

                                              Three Months Ended        Six Months Ended
                                                   March 31,                March 31,
                                              ------------------       ------------------
                                              1994          1993       1994          1993
                                              ----          ----       ----          ----
                                                      (Dollars in Millions/Percent
                                                      of Total Financing Revenues)
Financing Revenues:
   Retail financing and leasing..........     $376          $296       $727          $578
                                               95%           94%        95%           94%

   Wholesale and other dealer financing..       20            20         39            36
                                                5%            6%         5%            6%
                                              ----          ----       ----          ----
Total financing revenues.................      396           316        766           614
                                              100%          100%       100%          100%

   Interest expense......................      112           111        222           225
                                               28%           35%        29%           37%

   Depreciation on operating leases......      159            87        298           163
                                               40%           28%        39%           26%
                                              ----          ----       ----          ----
Net financing revenues...................      125           118        246           226
                                               32%           37%        32%           37%

Other revenues...........................       23            16         46            30
                                                5%            5%         6%            5%
                                              ----          ----       ----          ----
   Net Financing Revenues and
      Other Revenues.....................     $148          $134       $292          $256
                                               37%           42%        38%           42%
                                              ====          ====       ====          ====

Total financing revenues increased 25% for each of the three month and six month periods ended March 31, 1994 from the same periods in fiscal 1993. The increase in total financing revenues was attributable to the continued growth in earning assets, primarily from leases. Contract volume and finance penetration related to TMCC's vehicle retail financing and leasing programs are summarized below:

                                              Three Months Ended        Six Months Ended
                                                   March 31,                March 31,
                                              ------------------      --------------------
                                               1994        1993        1994         1993
                                              ------      ------      -------      -------
Contracts booked:
   Retail instalment sales contracts.......   43,000      49,000       87,000       93,000
   Leases..................................   39,000      28,000       71,000       49,000
                                              ------      ------      -------      -------
      Total................................   82,000      77,000      158,000      142,000
                                              ======      ======      =======      =======

Finance penetration........................    32.0%       30.3%        30.8%        27.0%

During the three months and six months ended March 31, 1994, the growth in total contract volume and finance penetration was due to the increased leasing of both Toyota and Lexus vehicles. Finance penetration represents the percentage of new Toyota and Lexus vehicle deliveries in the United States (excluding Hawaii) financed or leased by TMCC. The increase in lease contract volume was attributable primarily to the effect of the growth in special lease programs sponsored by TMS during the three months and six months ended March 31, 1994 and also to the broader acceptability of leasing as a financing option in the vehicle retail sales market. Under these special lease programs, TMCC offered reduced monthly payments on certain new vehicles to qualified lessees and received an amount from TMS for each vehicle leased. Amounts received approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease terms. The level of sponsored program activity varies based on TMS marketing strategies. TMCC recognized revenues related to all amounts received under various TMS programs of $10 million and $7 million during the three months ended March 31, 1994 and 1993, respectively, and $19 million and $12 million during the six months ended March 31, 1994 and 1993, respectively. Management of the Company anticipates that the higher level of lease contract volume will continue as TMS-sponsored programs are expected to continue for some time and to the extent the acceptability of leasing as a financing option for retail customers increases further.

Another factor contributing to the significant growth in leasing was a trend toward shorter-term leases for Toyota and Lexus vehicles. Shorter-term leases have been utilized as a method of accelerating the return of retail lease customers to the new vehicle market, and management of the Company intends to continue its emphasis on shorter terms.

Uninsured vehicle residual values were approximately $3.4 billion and $2.1 billion at March 31, 1994 and 1993, respectively. To date, TMCC has incurred no material losses as a result of residual value risk. Although TMCC's experience has been limited, management of the Company believes that the residual values of its leases reflected in the financial statements represent realizable values.

During the three months and six months ended March 31, 1994, TMCC's primary source of revenue and earning asset growth was leasing. Leasing revenues increased 54% to $275 million and 55% to $522 million in the three months and six months ended March 31, 1994, respectively, from the same periods in fiscal 1993. The growth in leasing revenues is attributable to an 82% and an 84% increase in average investments in operating leases during the three months and six months ended March 31, 1994, respectively. Retail financing revenues decreased 14% to $101 million and 15% to $205 million during the three months and six months ended March 31, 1994, respectively, as compared to the same periods in fiscal 1993 due to a continuing decline in yield and a decrease in the level of average retail finance receivables outstanding. Average retail finance receivables outstanding declined primarily due to the effect of the sale of finance receivables in the fourth quarter of fiscal 1993. The decline in yield on average earning assets reflected the effect of competitive market conditions and a sustained period of lower interest rates, with lower yielding retail instalment sales contracts and leases replacing liquidating higher yielding retail instalment sales contracts and leases. Management of the Company is continuing to monitor the decline in yield on average earning assets; however management anticipates that this trend in declining yields will continue during fiscal 1994.

Wholesale and other dealer financing revenues remained essentially level and increased 8% during the three months and six months ended March 31, 1994, respectively, as compared to the same periods in fiscal 1993. The increase in revenues resulted primarily from the higher average wholesale receivable balance. The total average wholesale receivable balance increased during the six months ended March 31, 1994 largely due to the higher average wholesale receivable balance per dealer.

Interest expense remained essentially level in the three months and six months ended March 31, 1994 as compared to the same periods in fiscal 1993. The decrease in interest expense resulting from lower market interest rates offset the higher average borrowing balances required to fund the growth in earning assets. The weighted average cost of borrowings was 4.84% and 4.92% for the three months and six months ended March 31, 1994, respectively, compared to 5.63% and 5.81% for the same periods in fiscal 1993. Management anticipates that as a result of current changes in market interest rates, the declines in the weighted average cost of borrowings in the first six months of fiscal 1994 may not necessarily be indicative of those expected for any other interim period or for a full year.

Depreciation on operating leases increased 83% for each of the three month and six month periods ended March 31, 1994 from the same periods in fiscal 1993 as a result of the growth in investments in operating leases.

Net financing revenues increased 6% to $125 million and 9% to $246 million during the three months and six months ended March 31, 1994, respectively. The increase was primarily attributable to growth in the level of earning assets offset by the decline in yield on average earning assets. Interest margin is the excess of the combined interest rate yield on finance receivables and implicit in leases over the effective interest rate cost of total borrowings. Interest margins decreased in the first six months of fiscal 1994 from 1993 as a result of the decline in yield on retail instalment sales contracts and leases decreasing more rapidly than the decline in borrowing costs. Management anticipates continued decline in the interest margin primarily due to the expected continuing decline in yields on average earning assets in fiscal 1994.

Other revenues increased 44% and 53% during the three months and six months ended March 31, 1994, respectively as compared to the same periods in fiscal 1993. The increase in other revenues resulted from the continued growth in the Company's insurance operations and from servicing and other income related to the sold retail finance receivables.

The Company's earnings increased in the three months and six months ended March 31, 1994 as summarized below:

                                    Three Months Ended       Six Months Ended
                                         March 31,               March 31,
                                    ------------------       ------------------
                                    1994          1993       1994          1993
                                    ----          ----       ----          ----
                                               (Dollars in Millions)
Net Financing Revenues
   and Other Revenues............   $148          $134       $292          $256

Expenses:
   Operating and administrative..     58            57        112           107
   Provision for credit losses...     15            17         29            32
                                    ----          ----       ----          ----
      Total Expenses.............     73            74        141           139
                                    ----          ----       ----          ----
Income before income taxes.......     75            60        151           117
Provision for income taxes.......     30            24         60            46
                                    ----          ----       ----          ----
         Net Income..............   $ 45          $ 36       $ 91          $ 71
                                    ====          ====       ====          ====

Operating and administrative expenses increased 2% and 5% during the three months and six months ended March 31, 1994, respectively. These increases reflected costs for additional personnel required to service the Company's growing customer base and for the growth in the Company's insurance operations during the three months and six months ended March 31, 1994.

The provision for credit losses is largely a function of changes in the level and mix of earning assets. The provision for credit losses decreased 12% and 9% during the three months and six months ended March 31, 1994, respectively, from the same periods in fiscal 1993 as the effect of the increase in growth in earning assets was more than offset by favorable loss experience. The favorable trend in credit loss experience is attributable, in part, to improved credit granting procedures, collection efforts, and the mix of earning assets. The Company will continue to place emphasis on controlling its credit loss exposure; however, there are no assurances that this favorable trend will continue.

Operating profits (reflected as "Income before income taxes") increased 25% to $75 million, and 29% to $151 million during the three months and six months ended March 31, 1994, respectively, primarily due to the increase in financing revenues as a result of the growth in the level of earning assets. Net income increased 25% and 28% during the three months and six months ended March 31, 1994, respectively, due to the higher level of operating profits.

Financial support is provided by TMS, as necessary, to maintain TMCC's minimum fixed charge coverage at the level specified in the Operating Agreement between TMCC and TMS. As a result of the favorable operating profits in the six months ended March 31, 1994 and 1993, TMCC did not receive any financial support from TMS.

Liquidity and Capital Resources

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations, cash provided by operating activities, and growth in retained earnings. Debt funding has been obtained primarily from the issuance of debt securities in the European and United States capital markets. Debt issuances have generally been in the form of commercial paper, medium-term notes ("MTNs") and other debt securities. From time to time, this funding has been supplemented by loans and equity contributions from TMS.

Commercial paper issuances and borrowings from TMS are specifically utilized to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $349 million to $1.1 billion during the first six months of fiscal 1994. To support the commercial paper program, along with other uses, TMCC, in conjunction with TMS, maintains committed and uncommitted unsecured credit lines with banks totaling $775 million. At March 31, 1994, no loans were outstanding under any of these lines; however, approximately $138 million in letters of credit had been issued, primarily related to the Company's insurance operations, which reduced the availability of the lines to $637 million. Borrowings from TMS ranged from zero to $60 million during the first six months of fiscal 1994, with an average outstanding balance of $5 million. The interest rate charged by TMS to TMCC for interest-bearing loans approximates the Federal Reserve Board's one-month commercial paper composite rate for firms whose bonds are rated AA.

MTNs, with original terms ranging from nine months to ten years, have been issued in the European and United States capital markets to meet a portion of long-term and short-term funding requirements. During the first six months of fiscal 1994, TMCC issued approximately $1.3 billion of MTNs of which approximately $700 million had maturity dates on the date of issuance of more than one year. MTNs outstanding at March 31, 1994, including the effect of foreign currency translations, totaled approximately $4.1 billion. In March 1994, the Company expanded the maximum aggregate principal amount available for issuance under its United States public MTN program by an additional $4.0 billion. At April 30, 1994, approximately $3.8 billion under TMCC's United States public MTN program was available for issuance. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $4.0 billion. As of April 30, 1994, $2.0 billion was available for issuance under the Euro MTN program. The United States and Euro MTN programs may from time to time be expanded to allow for the continued use of these sources of funding.

Long-term funding requirements have also been met through the issuance of other forms of debt securities underwritten in the European and United States capital markets. At March 31, 1994, approximately $4.0 billion of debt securities, including the effect of foreign currency translations, was outstanding in the European capital markets. Of the $4.0 billion in debt securities, $2.3 billion was denominated in foreign currencies. Underwritten debt securities outstanding in the United States public market totaled approximately $600 million at March 31, 1994. At April 30, 1994, approximately $700 million of securities registered with the Securities and Exchange Commission ("SEC"), excluding MTNs, were available for issuance.

TMCC utilizes a variety of financial instruments to manage its foreign currency exchange rate risk and interest rate risk. TMCC does not enter into these instruments for purposes of speculative trading.

Long-term debt issued in foreign currencies is hedged by concurrently executed foreign currency exchange agreements. These exchange agreements involve agreements to exchange TMCC's foreign currency obligations for U.S. dollar obligations at agreed-upon currency exchange rates at maturity and to exchange fixed and floating interest rate obligations in U.S. dollars. The foreign currency exchange agreements convert TMCC's foreign currency obligations into fixed U.S. dollar liabilities which translate at the forward rates at maturity for $2.8 billion. In the event that a counterparty fails to perform, TMCC's exposure is limited to the currency exchange differential. TMCC does not anticipate nonperformance by any of its counterparties.

TMCC utilizes interest rate exchange agreements and to a lesser extent floors, caps and option-related products in managing its exposure to interest rate fluctuations. TMCC's interest rate exchange agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate exchange agreements may also involve basis-swap contracts, which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. The underlying notional amounts are not exchanged and do not represent exposure to credit loss. In the event that a counterparty fails to perform, TMCC's exposure is limited to the interest rate differential. TMCC does not anticipate nonperformance by any of its counterparties. At March 31, 1994, TMCC was the fixed rate payor on $4.3 billion of interest rate exchange agreements, floating rate payor on $1.6 billion of such agreements, and a counterparty to $500 million of basis swap contracts. Interest rate exchange agreements are executed as an integral part of specific debt transactions and on a portfolio basis. Master netting agreements, with various counterparties, also exist allowing the net difference between the fixed and floating interest amounts, or between the two specified floating interest amounts, to be exchanged. The differential paid or received on such agreements is recorded as an adjustment to interest expense over the term of the underlying debt agreement.

TMCC utilizes indexed note swap agreements in managing its exposure to indexed notes. Indexed notes are debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying instruments. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes and to pay fixed or floating rates on fixed U.S. dollar liabilities. In the event that a counterparty fails to perform, TMCC's exposure is limited to the difference between the indexed amounts that should have been received and the amounts that should have been paid. TMCC does not anticipate nonperformance by any of its counterparties. At March 31, 1994, TMCC was the counterparty to $2.0 billion of indexed note swap agreements.

From time to time, TMS has made equity contributions to maintain TMCC's equity capitalization at certain levels. Such levels have been periodically established by TMS as it deems appropriate. No such equity contributions were made during the first six months of fiscal 1994.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation of earning assets, totaling $4.8 billion during the first six months of fiscal 1994, was used to purchase additional finance receivables and investments in operating leases. Investing activities resulted in a net use of cash in the first six months of fiscal 1994 as the growth in earning assets exceeded the cash provided by earning asset liquidations. Net cash used in investing activities was $1.6 billion in the first six months of fiscal 1994 compared to $1.4 billion in the same period in fiscal 1993.

The growth in earning assets was also supported by net cash provided by operating activities which totaled $493 million in the first six months of fiscal 1994. Additionally, cash available at the beginning of the period was utilized resulting in a lower level of net cash required from financing activities to support the growth in earning assets. Net cash provided by financing activities totaled $664 million in the first six months of fiscal 1994, representing a $173 million decrease from March 31, 1993.

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

In  May  1993,  the  Financial Accounting  Standards  Board  issued  Statement
No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement No. 114"), which requires a creditor to evaluate the collectibility of both contractual interest and principal of certain receivables when assessing the need for a loss accrual and to measure loans that are restructured in a troubled debt restructuring to reflect the time value of money. Statement No. 114 is not applicable to leases and large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. On March 31, 1994, the Financial Accounting Standards Board issued an Exposure Draft to amend Statement No. 114. The proposal will simplify Statement No. 114 by allowing a creditor to use existing methods for recognizing interest income on impaired loans. It is expected that this proposal would generally affect only the classification of income (or expense) that results from changes in the net carrying amount of the loan, not the total amount of income (or expense) recognized. Statement No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. At this time, the Company has not elected early adoption of Statement No. 114; however, the estimated impact of adoption on the financial position or results of operations is not considered to be material.

In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments will be categorized as held-to-maturity securities and reported at amortized cost; trading securities and reported at fair value, with unrealized gains and losses included in earnings; or available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. Statement No. 115 is effective for fiscal years beginning after December 15, 1993. The Company will adopt Statement No. 115 beginning in fiscal 1995. The estimated impact of adoption on the financial position or results of operation is not considered to be material.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

            Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, including two suits involving collateral protection practices similar to suits which have been filed against various other financial institutions and captive finance companies. TMCC is awaiting court approval of the settlement agreement relating to one of the two collateral protection practices suits and is engaged in settlement negotiations in the other. It is possible that TMCC may become a defendant in other similar actions. At this time, the Company believes any resulting liability from the above legal actions, proceedings and other claims will not materially affect its consolidated financial position or results of operations.


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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits
            The exhibit listed on the accompanying Exhibit Index, on page 19, is filed as part of this report.

            (b)   Reports on Form 8-K
            The Company filed the following report on Form 8-K during the quarter ended March 31, 1994.
                                                        Financial Statements
            Date of Report     Item                            Filed
            --------------     ----                     --------------------
            March 9, 1994      Item 7 - Financial              None
                               Statements and Exhibits

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


                                               TOYOTA MOTOR CREDIT CORPORATION
                                               -------------------------------
                                                        (Registrant)





Date:   May 13, 1994                       By      /S/ WOLFGANG JAHN
                                               -------------------------------
                                                      Wolfgang Jahn
                                                   Group Vice President
                                               (principal executive officer)





Date:   May 13, 1994                       By      /S/ PATRICK BREENE
                                               -------------------------------
                                                      Patrick Breene
                                                    Corporate Manager -
                                                Finance and Administration
                                               (principal accounting officer)

                               EXHIBIT INDEX


Exhibit                                                             Numbered
Number                          Description                           Page
- - -------                         -----------                         --------

  12.1       Calculation of ratio of earnings to fixed charges.        20