Form 10-Q
period 1994-06-30
TOYOTA MOTOR CREDIT CORP
filed 1994-08-11
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1994
                                     -------------
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

          As of July 31, 1994, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 68,000, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                                PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                              TOYOTA MOTOR CREDIT CORPORATION
                                 CONSOLIDATED BALANCE SHEET
                                   (Dollars in Millions)

                                                  June 30,    September 30,    June 30,
                                                    1994          1993           1993
                                                ------------  -------------  ------------
                                                (Unaudited)                  (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.....................       $   124        $   574       $   327
Investments in marketable securities..........           109            138           145
Finance receivables, net......................         7,720          7,206         7,653
Investments in operating leases, net..........         5,069          3,050         2,669
Receivable from Parent........................            11             -             -
Other receivables.............................           158            105            33
Deferred charges..............................            41             44            54
Other assets..................................            54             42            46
                                                     -------        -------       -------

         Total Assets.........................       $13,286        $11,159       $10,927
                                                     =======        =======       =======

   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable.......................       $10,744        $ 8,833       $ 8,697
Accrued interest..............................           124            148           138
Accounts payable and accrued expenses.........           640            560           485
Unearned insurance premiums...................            65             74            85
Amounts due dealers and distributors..........            31             34            32
Payable to Parent.............................            -              48            84
Income taxes payable..........................            20             17            30
Deferred income taxes.........................           365            278           306
                                                     -------        -------       -------
      Total liabilities.......................        11,989          9,992         9,857
                                                     -------        -------       -------

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 68,000 at
      June 30, 1994 and September 30, 1993,
      and 63,000 at June 30, 1993)............           680            680           630
   Retained earnings..........................           617            487           440
                                                     -------        -------       -------
      Total shareholder's equity..............         1,297          1,167         1,070
                                                     -------        -------       -------
         Total Liabilities and
         Shareholder's Equity.................       $13,286        $11,159       $10,927
                                                     =======        =======       =======

                See Accompanying Notes to Consolidated Financial Statements.

                              TOYOTA MOTOR CREDIT CORPORATION
                              CONSOLIDATED STATEMENT OF INCOME
                                   (Dollars in Millions)

                                               Three Months Ended      Nine Months Ended
                                                    June 30,                June 30,
                                               ------------------      ------------------
                                                1994        1993        1994        1993
                                               ------      ------      ------      ------
                                                              (Unaudited)
Financing Revenues:

   Retail financing and leasing............    $  422      $  312      $1,149      $  890
   Wholesale and other dealer financing....        24          23          63          59
                                               ------      ------      ------      ------

Total financing revenues...................       446         335       1,212         949

   Interest expense........................       125         116         347         341
   Depreciation on operating leases........       196         101         494         264
                                               ------      ------      ------      ------

Net financing revenues.....................       125         118         371         344

Other revenues.............................        23          16          69          46
                                               ------      ------      ------      ------

Net Financing Revenues and Other Revenues..       148         134         440         390
                                               ------      ------      ------      ------

Expenses:

   Operating and administrative............        61          55         173         162
   Provision for credit losses.............        22          14          51          46
                                               ------      ------      ------      ------

Total Expenses.............................        83          69         224         208
                                               ------      ------      ------      ------

Income before income taxes.................        65          65         216         182

Provision for income taxes.................        26          25          86          71
                                               ------      ------      ------      ------

Net Income.................................    $   39      $   40      $  130      $  111
                                               ======      ======      ======      ======



                 See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Dollars in Millions)

                                                           Nine Months Ended June 30,
                                                           --------------------------
                                                             1994              1993
                                                           --------          --------
                                                                   (Unaudited)
Cash flows from operating activities:

   Net income...........................................     $  130            $  111
                                                             ------            ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization..................        499               263
         Provision for credit losses....................         51                46
         Increase (decrease) in accrued interest........        (24)               13
         Decrease in unearned insurance premiums........         (9)              (10)
         Increase in deferred income taxes..............         87                27
         (Increase) decrease in other assets............         (1)               35
         Increase in other liabilities..................         91               203
                                                             ------            ------
   Total adjustments....................................        694               577
                                                             ------            ------

Net cash provided by operating activities...............        824               688
                                                             ------            ------

Cash flows from investing activities:

   Addition to investments in marketable securities.....        (82)             (158)
   Disposition of investments in marketable securities..        108               116
   Purchase of finance receivables......................     (7,867)           (7,242)
   Liquidation of finance receivables...................      7,329             6,532
   Addition to investments in operating leases..........     (2,890)           (1,395)
   Disposition of investments in operating leases.......        350               149
                                                             ------            ------

Net cash used in investing activities...................     (3,052)           (1,998)
                                                             ------            ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable....      3,233             2,382
   Payments on notes and loans payable..................     (2,198)             (916)
   Net increase (decrease) in commercial paper..........        743               (40)
                                                             ------            ------

Net cash provided by financing activities...............      1,778             1,426
                                                             ------            ------

Net increase (decrease) in cash and cash equivalents....       (450)              116

Cash and cash equivalents at the beginning
   of the period........................................        574               211
                                                             ------            ------

Cash and cash equivalents at the end of the
   period...............................................     $  124            $  327
                                                             ======            ======
Supplemental disclosures:

   Interest paid........................................       $368              $331
   Income taxes paid....................................       $ 70                -

                See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
- -------------------------------

      Information pertaining to the three months and nine months ended June 30, 1994 and 1993 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months and nine months ended June 30, 1994 are not necessarily indicative of those expected for any other interim period or for a full year. Certain June 1993 accounts have been reclassified to conform with the June 1994 presentation.


Note 2 - Finance Receivables
- ----------------------------

      Finance receivables, net consisted of the following:

                                                    June 30,     September 30,      June 30,
                                                      1994           1993             1993
                                                  ------------   -------------    ------------
                                                             (Dollars in Millions)
         Retail..................................       $5,439          $5,103          $5,498
         Finance leases..........................        1,834           2,046           1,940
         Wholesale and other dealer loans........        1,282           1,025           1,252
                                                        ------          ------          ------
                                                         8,555           8,174           8,690
         Unearned income.........................         (738)           (874)           (936)
         Allowance for credit losses.............          (97)            (94)           (101)
                                                        ------          ------          ------
            Finance receivables, net.............       $7,720          $7,206          $7,653
                                                        ======          ======          ======

      Included in finance lease receivables were estimated unguaranteed residual values of $710 million, $709 million and $638 million at June 30, 1994, September 30, 1993 and June 30, 1993, respectively.

      The aggregate balances related to finance receivable installments 60 or more days past due totaled $27 million, $31 million and $25 million at June 30, 1994, September 30, 1993 and June 30, 1993, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Operating Leases
- ----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                   June 30,     September 30,     June 30,
                                                     1994           1993            1993
                                                 ------------   -------------   ------------
                                                            (Dollars in Millions)
         Vehicles...............................       $5,869          $3,494         $3,027
         Equipment, aircraft and other..........          136             107             95
                                                       ------          ------         ------
                                                        6,005           3,601          3,122
         Accumulated depreciation...............         (886)           (524)          (430)
         Allowance for credit losses on
            disposition of operating leases.....          (50)            (27)           (23)
                                                       ------          ------         ------

            Investments in operating leases, net       $5,069          $3,050         $2,669
                                                       ======          ======         ======


Note 4 - Notes and Loans Payable
- --------------------------------

       Notes and loans payable, which consisted of senior debt, included the following:

                                                   June 30,     September 30,     June 30,
                                                     1994           1993            1993
                                                 ------------   -------------   ------------
                                                            (Dollars in Millions)
         Commercial paper, net..................      $ 1,170          $  350         $  349
                                                      -------          ------         ------
         Other senior debt, due in the years
            ending September 30:
            1993................................           -               -             300
            1994................................          733           2,847          2,744
            1995................................        3,926           3,112          3,004
            1996................................        2,040           1,185          1,125
            1997................................        1,844             735            730
            1998................................          466             367            203
            Thereafter..........................          541             202            202
                                                      -------          ------         ------
                                                        9,550           8,448          8,308
         Unamortized premium....................           24              35             40
                                                      -------          ------         ------
            Total other senior debt.............        9,574           8,483          8,348
                                                      -------          ------         ------
               Notes and loans payable..........      $10,744          $8,833         $8,697
                                                      =======          ======         ======

                      TOYOTA MOTOR CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (Continued)
- --------------------------------

       The weighted average interest rate on other senior debt was 4.81% at June 30, 1994, including the effect of interest rate exchange agreements. This rate has been calculated on the basis of rates in effect at June 30, 1994, some of which are floating rates that reset daily. Approximately 43% of other senior debt had interest rates, including the effect of interest rate exchange agreements, that were fixed for a period of more than one year at June 30, 1994. The weighted average of these fixed interest rates was 4.84%. The mix of TMCC's fixed and floating rate debt changes from time to time as a result of interest rate risk management.

       Included in Notes and Loans Payable at June 30, 1994 were unsecured notes payable in various foreign currencies. Concurrent with the issuance of these unsecured notes, TMCC entered into foreign currency exchange agreements to convert these foreign currency obligations into fixed U.S. dollar liabilities which translate at the forward rates at maturity for $3.4 billion. These obligations are translated in the financial statements at the various foreign currency spot rates in effect at June 30, 1994. The receivables or payables, arising as a result of the differences between the June 30, 1994 foreign currency spot rates and the forward rates at maturity applicable to the foreign currency exchange agreements, are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would aggregate to a net payable position of $56 million at June 30, 1994.

Note 5 - Provision for Income Taxes
- -----------------------------------

       Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). The adoption of Statement No. 109 changed the method of accounting for income taxes from a deferred method to a liability method. This method differs from the previously used method in that deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current period's income statement. The cumulative effect of the change in accounting principle was not material to the Company's financial position or results of operations. Prior period financial statements have not been restated.

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

Financial Condition and Results of Operations

TMCC's earning assets totaled $12.9 billion at June 30, 1994, compared to $10.4 billion at September 30, 1993 and $10.4 billion at June 30, 1993. The increases from September 30, 1993 and June 30, 1993 were primarily due to the growth in leasing.

Retail finance receivables, net of unearned income, were $5.0 billion, $4.6 billion, and $4.8 billion at June 30, 1994, September 30, 1993 and June 30, 1993, respectively. Retail finance receivables at June 30, 1994 increased from September 30, 1993 as a result of contract volume exceeding liquidations. Retail receivables at June 30, 1994 increased slightly from June 30, 1993 as the increase in receivables from contract volume was nearly offset by the sale of retail finance receivables in the fourth quarter of fiscal 1993 and liquidations.

Lease finance receivables, net of unearned income, and investments in operating leases, net of accumulated depreciation, totaled $6.6 billion, $4.8 billion, and $4.3 billion at June 30, 1994, September 30 1993, and June 30, 1993, respectively. The increases from September 30, 1993 and
June 30, 1993 reflected the continuation of significant growth in lease contract volume, primarily in operating leases. The growth in lease volume was mainly attributable to the effect of special lease programs sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS") and also to the broader acceptability of leasing in the vehicle retail sales market.

Wholesale receivables and other dealer loans were $1.3 billion at June 30, 1994, $1.0 billion at September 30, 1993 and $1.3 billion at June 30, 1993. The increase from September 30, 1993 and the constant level compared to June 30, 1993 resulted primarily from the higher average wholesale receivable balance per dealer offset by a decrease in the number of active dealers. The number of active dealers participating in the Company's
Wholesale Flooring Program at June 30, 1994 decreased as compared to September 30, 1993 and June 30, 1993, respectively. The decrease in the number of dealers participating in the Wholesale Flooring Program was due primarily to competitive reasons.

The Company's net financing revenues and other revenues are summarized as follows:

                                                 Three Months Ended        Nine Months Ended
                                                      June 30,                  June 30,
                                                 ------------------        ------------------
                                                  1994        1993          1994        1993
                                                 ------      ------        ------      ------
                                                        (Dollars in Millions/Percent
                                                        of Total Financing Revenues)
Financing Revenues:

   Retail financing and leasing............        $422        $312        $1,149        $890
                                                    95%         93%           95%         94%

   Wholesale and other dealer financing....          24          23            63          59
                                                     5%          7%            5%          6%
                                                   ----        ----        ------        ----
Total financing revenues...................         446         335         1,212         949
                                                   100%        100%          100%        100%

   Interest expense........................         125         116           347         341
                                                    28%         35%           29%         36%

   Depreciation on operating leases........         196         101           494         264
                                                    44%         30%           41%         28%
                                                   ----        ----        ------        ----
Net financing revenues.....................         125         118           371         344
                                                    28%         35%           30%         36%

Other revenues.............................          23          16            69          46
                                                     5%          5%            6%          5%
                                                   ----        ----        ------        ----

Net Financing Revenues and Other Revenues..        $148        $134        $  440        $390
                                                    33%         40%           36%         41%
                                                   ====        ====        ======        ====

Total financing revenues increased 33% and 28% for the three months and nine months ended June 30, 1994, respectively, from the same periods in fiscal 1993. The increase in total financing revenues was attributable to the continued growth in earning assets, primarily from leases. Contract volume and finance penetration related to TMCC's vehicle retail installment financing and leasing programs are summarized below:

                                                Three Months Ended         Nine Months Ended
                                                      June 30,                  June 30,
                                                -------------------       -------------------
                                                 1994         1993         1994        1993
                                                -------      ------       -------     -------
Contracts booked:
   Vehicle retail installment contracts.....     54,000      49,000       141,000     142,000
   Vehicle lease contracts..................     63,000      28,000       134,000      77,000
                                                -------      ------       -------     -------
      Total.................................    117,000      77,000       275,000     219,000
                                                =======      ======       =======     =======

Finance penetration.........................      38.6%       26.2%         33.8%       26.7%

During the three months and nine months ended June 30, 1994, the growth in total contract volume and finance penetration was due to the increased leasing of both Toyota and Lexus vehicles. Finance penetration represents the percentage of new Toyota and Lexus vehicle deliveries in the United States (excluding Hawaii) financed or leased by TMCC. The increase in lease contract volume was primarily attributable to the growth in special lease programs sponsored by TMS. Under these special lease programs, TMCC offered reduced monthly payments on certain new vehicles to qualified lessees and received an amount from TMS for each vehicle leased. Amounts received approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease terms. The level of sponsored program activity varies based on TMS marketing strategies. TMCC recognized revenues related to all amounts received under various TMS programs of $14 million and $6 million during the three months ended June 30, 1994 and 1993, respectively, and $33 million and $18 million during the nine months ended June 30, 1994 and 1993, respectively. Management of the Company anticipates a higher level of lease contract volume as TMS sponsored programs are expected to continue for some time and as the broader acceptability of leasing as a financing option for retail customers increases.

Uninsured vehicle residual values were approximately $4.0 billion and $2.3 billion at June 30, 1994 and 1993, respectively. To date, TMCC has incurred no material losses as a result of residual value risk. Although TMCC's experience has been limited, management of the Company believes that the residual values of its leases reflected in the financial statements represent realizable values.

During the three months and nine months ended June 30, 1994, TMCC's primary source of revenue and earning asset growth was leasing. Leasing revenues increased 64% to $321 million and 58% to $843 million in the three months and nine months ended June 30, 1994, respectively, from the same periods in fiscal 1993. The growth in leasing revenues was attributable to an 88% and an 86% increase in average investments in operating leases during the three months and nine months ended June 30, 1994, respectively, from the same periods in fiscal 1993. Retail financing revenues decreased 13% to $101 million and 14% to $306 million during the three months and nine months ended

June 30, 1994, respectively, as compared to the same periods in fiscal 1993 due to a continuing decline in yield and a decrease in the level of average retail finance receivables outstanding. Average retail finance receivables outstanding declined primarily due to the effect of the sale of finance receivables in the fourth quarter of fiscal 1993. The decline in yield on average earning assets reflected the effect of competitive market conditions and a sustained period of lower interest rates, with lower yielding retail installment contracts and lease contracts replacing liquidating higher yielding retail installment contracts and lease contracts. Management of the Company is continuing to monitor the decline in yield on average earning assets; however, management anticipates that the decline in yield will continue through fiscal 1994.

Wholesale and other dealer financing revenues increased 4% and 7% during the three months and nine months ended June 30, 1994, respectively, as compared to the same periods in fiscal 1993. The increase in revenues for the three months ended June 30, 1994 as compared to the three months ended June 30, 1993, resulted primarily from the increases in wholesale financing rates. The increase in revenues for the nine months ended June 30, 1994 as compared to the nine months ended June 30, 1993, resulted primarily from the higher average wholesale receivable balance per dealer.

Interest expense increased 8% and 2% during the three months and nine months ended June 30, 1994, respectively, as compared to the same periods in fiscal 1993. The increases in interest expense resulting from higher average borrowing balances required to fund the growth in earning assets were substantially offset by the decreases attributable to lower market interest rates. The weighted average cost of borrowings was 4.88% and 4.90% for the three months and nine months ended June 30, 1994, respectively, compared to 5.52% and 5.71% for the same periods in fiscal 1993. Management anticipates that as a result of current changes in market interest rates, the declines in the weighted average cost of borrowings in the first nine months of fiscal 1994 may not necessarily be indicative of those expected for any other interim period or for a full year.

Depreciation on operating leases increased 94% and 87% for the three months and nine months ended June 30, 1994, respectively, from the same periods in fiscal 1993 as a result of the growth in investments in operating leases.

Net financing revenues increased 6% to $125 million and 8% to $371 million during the three months and nine months ended June 30, 1994, respectively, as compared to the same periods in fiscal 1993. The increases were attributable primarily to growth in the level of earning assets partially offset by the decline in yield on average earning assets. Interest margin is the excess of the combined interest rate yield on finance receivables and implicit in leases over the effective interest rate cost of total borrowings. Interest margins decreased in the first nine months of fiscal 1994 from 1993 as a result of the decline in yield on retail installment contracts and lease contracts decreasing more rapidly than the decline in borrowing costs. Management anticipates some continued decline in the interest margin primarily due to the expected continuing decline in average earning asset yields in fiscal 1994.

Other revenues increased 44% and 50% during the three months and nine months ended June 30, 1994, respectively, as compared to the same periods in fiscal 1993. The increase in other revenues resulted from the continued growth in the Company's insurance operations and from servicing and other income related to the sold retail finance receivables.

The Company's earnings are summarized below:

                                    Three Months Ended           Nine Months Ended
                                         June 30,                     June 30,
                                    ------------------           ------------------
                                    1994          1993           1994          1993
                                    ----          ----           ----          ----
                                                 (Dollars in Millions)
Net Financing Revenues
   and Other Revenues............   $148          $134           $440          $390

Expenses:

   Operating and administrative..     61            55            173           162
   Provision for credit losses...     22            14             51            46
                                    ----          ----           ----          ----

Total Expenses...................     83            69            224           208
                                    ----          ----           ----          ----

Income before income taxes.......     65            65            216           182
Provision for income taxes.......     26            25             86            71
                                    ----          ----           ----          ----

Net Income.......................   $ 39          $ 40           $130          $111
                                    ====          ====           ====          ====

Operating and administrative expenses increased 11% and 7% during the three months and nine months ended June 30, 1994, respectively. These increases reflected costs for additional personnel required to service the Company's growing customer base and for the growth in the Company's insurance operations during the three months and nine months ended June 30, 1994.

The provision for credit losses is largely a function of changes in the level and mix of earning assets. The provision for credit losses increased 57% and 11% during the three months and nine months ended June 30, 1994, respectively, from the same periods in fiscal 1993. The increases during this period resulted primarily from the significant continued growth in the level of earning assets, primarily leasing, partially offset by favorable credit loss experience. The favorable trend in credit loss experience is attributable, in part, to improved credit granting procedures, collection efforts, and the mix of earning assets. The Company will continue to place emphasis on controlling its credit loss exposure; however, there are no assurances that this favorable trend will continue.

Operating profits (reflected as "Income before income taxes") remained level during the three months ended June 30, 1994 and increased 19% to $216 million during the nine months ended June 30, 1994. The increase in net financing revenues and other revenues for the three months ended June 30, 1994 as compared to the three months ended June 30, 1993 was offset by the increase in operating and administrative expenses and the provision for credit losses as previously mentioned, resulting in essentially level operating profits and slightly lower net income for the period. The increase in operating profits and net income for the nine months ended June 30, 1994 as compared to the nine months ended June 30, 1993 was primarily the result of the growth in the level of earning assets.

Financial support is provided by TMS, as necessary, to maintain TMCC's minimum fixed charge coverage at the level specified in the Operating Agreement between TMCC and TMS. As a result of favorable operating profits in the nine months ended June 30, 1994 and 1993, TMCC did not receive any financial support from TMS.

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

Commercial paper issuances and borrowings from TMS are specifically utilized to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $349 million to $1.9 billion during the first nine months of fiscal 1994, with an average outstanding balance of $817 million. To support the commercial paper program, along with other uses, TMCC, jointly with TMS, maintains committed and uncommitted unsecured credit lines with banks totalling $775 million. At June 30, 1994, no loans were outstanding under any of these lines; however, approximately $129 million in letters of credit had been issued, primarily related to the Company's insurance operations, which reduced the availability of the lines to $646 million. TMCC plans to establish $1.5 billion in syndicated bank credit facilities to replace the joint unsecured credit lines with banks. The syndicated bank credit facilities will be used as a back-up facility for the commercial paper program. Borrowings from TMS ranged from zero to $60 million during the first nine months of fiscal 1994, with an average outstanding balance of $4 million. The interest rate charged by TMS to TMCC for interest-bearing loans approximates the Federal Reserve Board's one-month commercial paper composite rate for firms whose bonds are rated AA.

MTNs, with original terms ranging from nine months to ten years, have been issued in the European and United States capital markets to meet a portion of long-term and short-term funding requirements. During the first nine months of fiscal 1994, TMCC issued approximately $2.8 billion of MTNs of which approximately $2.2 billion had maturity dates on the date of issuance of more than one year. MTNs outstanding at June 30, 1994, including the effect of foreign currency translations at spot rates in effect at June 30, 1994, totaled approximately $5.4 billion. In March 1994, the Company expanded the maximum aggregate principal amount available for issuance under its United States public MTN program by an additional $4.0 billion. At July 31, 1994, approximately $3.3 billion under TMCC's United States public MTN program was available for issuance, of which the Company has committed to issue approximately $40 million. In July 1994, the Company expanded the maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program from $4.0 billion to $6.5 billion. As of July 31, 1994, $2.9 billion was available for issuance under the Euro MTN program, of which the Company has committed to issue approximately $390 million. The United States and Euro MTN programs may from time to time be expanded to allow for the continued use of these sources of funding.

Long-term funding requirements have also been met through the issuance of other forms of debt securities underwritten in the European and United States capital markets. At June 30, 1994, approximately $3.6 billion of debt securities, including the effect of foreign currency translations at spot rates in effect at June 30, 1994, were outstanding in the European capital markets. Of the $3.6 billion in debt securities, $2.2 billion was denominated in foreign currencies. Underwritten debt securities outstanding in the United States public market totaled approximately $600 million at June 30, 1994. At July 31, 1994, approximately $700 million of securities registered with the Securities and Exchange Commission ("SEC"), excluding MTNs, were available for issuance.

TMCC utilizes a variety of financial instruments to manage its foreign currency exchange rate risk and interest rate risk. TMCC does not enter into these instruments for purposes of speculative trading.

Notes and loans payable issued in foreign currencies are hedged by concurrently executed foreign currency exchange agreements. These exchange agreements involve agreements to exchange TMCC's foreign currency obligations for U.S. dollar obligations at agreed-upon currency exchange rates at maturity and to exchange fixed and floating interest rate obligations in U.S. dollars. The foreign currency exchange agreements convert TMCC's foreign currency obligations into fixed U.S. dollar liabilities which translated at the forward rates at maturity totaled $3.4 billion, of which $0.5 billion is included in indexed note swap agreements as discussed below. In the event that a counterparty fails to perform, TMCC's exposure is limited to the currency exchange and interest rate differential. TMCC does not anticipate nonperformance by any of its counterparties.

TMCC utilizes interest rate exchange agreements and to a lesser extent floors, caps and other option-based products in managing its exposure to interest rate fluctuations. TMCC's interest rate exchange agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate exchange agreements may also involve basis-swap contracts, which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. The underlying notional amounts are not exchanged and do not represent exposure to credit loss. In the event that a counterparty fails to perform, TMCC's exposure is limited to the interest rate differential. TMCC does not anticipate nonperformance by any of its counterparties. At June 30, 1994, TMCC was the fixed rate payor on $4.6 billion of interest rate exchange agreements, floating rate payor on $1.6 billion of such agreements, counterparty to $1.0 billion of basis swap contracts, and counterparty to $0.5 billion of corridor contracts. Under a corridor contract, TMCC is a fixed rate payor when an underlying floating indice is within a prespecified range, and a floating rate payor otherwise. Interest rate exchange agreements are executed as an integral part of specific debt transactions and on a portfolio basis. The differential paid or received on such agreements is recorded as an adjustment to interest expense over the term of the underlying debt agreement. Master netting agreements, with substantially all interest rate exchange agreement counterparties, also exist allowing the net difference between counterparties to be exchanged in the event of default.

TMCC utilizes indexed note swap agreements in managing its exposure to indexed notes. Indexed notes are debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying instruments. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities. In the event that a counterparty fails to perform, TMCC's exposure is limited to the difference between the indexed amounts that should have been received and the amounts that should have been paid. TMCC does not anticipate nonperformance by any of its counterparties. At June 30, 1994, TMCC was the counterparty to $1.8 billion of indexed note swap agreements, of which $0.5 billion is denominated in foreign currencies and $1.3 billion is denominated in U.S. dollars.

From time to time, TMS has made equity contributions to maintain TMCC's equity capitalization at certain levels. Such levels have been periodically established by TMS as it deems appropriate. No such equity contributions were made during the first nine months of fiscal 1994.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation of earning assets, totalling $7.7 billion during the first nine months of fiscal 1994, was used to purchase additional finance receivables and investments in operating leases. Investing activities resulted in a net use of cash in the first nine months of fiscal 1994 as the growth in earning assets exceeded the cash provided by earning asset liquidations. Net cash used in investing activities was $3.1 billion in the first nine months of fiscal 1994 compared to $2.0 billion in the same period in fiscal 1993.

The growth in earning assets was also supported by net cash provided by operating activities which totaled $824 million in the first nine months of fiscal 1994. Net cash provided by financing activities totaled $1.8 billion in the first nine months of fiscal 1994, representing a $352 million increase from June 30, 1993.

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

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

            Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Two such suits involve collateral protection practices and are similar to suits which have been filed against other financial institutions and captive finance companies. Court approval of a settlement agreement is pending relating to one of the two collateral protection practices suits; and TMCC is engaged in settlement negotiations in the other. At this time, the Company believes any resulting liability from the above legal actions, proceedings and other claims will not materially affect its consolidated financial position or results of operations.


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

            (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1994.

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


                                               TOYOTA MOTOR CREDIT CORPORATION
                                               -------------------------------
                                                        (Registrant)



Date:   August 11, 1994                    By      /S/ WOLFGANG JAHN
                                               -------------------------------
                                                      Wolfgang Jahn
                                                   Group Vice President
                                               (principal executive officer)



Date:   August 11, 1994                    By      /S/ PATRICK BREENE
                                               -------------------------------
                                                     Patrick Breene
                                                   Corporate Manager -
                                                Finance and Administration
                                               (principal accounting officer)

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
- -------                         -----------                        --------

  12.1       Calculation of ratio of earnings to fixed charges.    Attached
                                                                   Page 20