Form 10-K
period 1994-09-30
TOYOTA MOTOR CREDIT CORP
filed 1994-12-22
CIK 834071

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended  September 30, 1994
                                ------------------
          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


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
                                                    -----------------------

Securities registered pursuant to section 12(b) of the Act:

                                                     Name of each exchange
          Title of each class                         on which registered
          -------------------                      ------------------------

    5 3/4% Notes Due June 15, 1995                 New York Stock Exchange
- ---------------------------------------            ------------------------

Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes   X   No
                                                             ---     ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   [X]

          As of November 30, 1994, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 86,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                                   PART I

ITEM 1.   BUSINESS.

General

Toyota Motor Credit Corporation ("TMCC") provides retail and wholesale financing, retail leasing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii). TMCC is a wholly owned subsidiary of Toyota Motor Sales, U.S.A., Inc. ("TMS" or the "Parent"). TMS is primarily engaged in the wholesale distribution of automobiles, light trucks, industrial equipment and related replacement parts and accessories throughout the United States (excluding Hawaii). Substantially all of TMS's products are either manufactured by its subsidiaries or are purchased from Toyota Motor Corporation ("TMC"), the parent of TMS, or its affiliates.

TMCC was incorporated in California on October 4, 1982, and commenced operations in May 1983. TMCC currently has 34 branches in various locations in the United States. TMCC's retail and wholesale financing, and leasing programs are currently available in 44 states for Toyota vehicles and 49 states for Lexus vehicles. TMCC has five wholly owned subsidiaries, four of which are engaged in the insurance business and one limited purpose subsidiary formed primarily to acquire and securitize retail finance receivables. TMCC and its subsidiaries are collectively referred to as the "Company".

An operating agreement between TMCC and TMS (the "Operating Agreement"), dated January 16, 1984, provides that TMCC will establish its own financing rates and is under no obligation to TMS to finance wholesale obligations from any dealers or retail obligations of any customers. In addition, pursuant to the Operating Agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default. The Operating Agreement also specifies that TMS will retain 100% ownership of TMCC as long as TMCC has any funded debt outstanding and that TMS will make necessary equity contributions or provide other financial assistance TMS deems appropriate to ensure that TMCC maintains a minimum coverage on fixed charges of 1.25 times such fixed charges in any fiscal quarter. The Operating Agreement does not constitute a guarantee by TMS of any obligations of TMCC. The coverage provision of the Operating Agreement is solely for the benefit of the holders of TMCC's commercial paper, and the Operating Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TMCC obligations.

Vehicle Retail Financing and Leasing

Retail financing consists of purchasing installment contracts covering the sales of new Toyota and Lexus vehicles and certain used vehicles. TMCC acquires a security interest in the vehicles it finances and recovery of vehicles typically is permitted upon default, subject to various requirements of law. TMCC does not normally finance more than the dealer cost of a vehicle and accessories plus taxes, license fees and other fees, and premiums refundable to TMCC in the event of contract termination. Typically, contract terms range from 36 to 60 months for new vehicles and from 24 to 60 months for used vehicles depending on the age of the vehicle. TMCC has both recourse and non-recourse retail financing programs available to dealers. Dealers participating in the non-recourse program are charged a higher discount rate but do not have any financial responsibility for repossessions. As a result of competitive market factors, substantially all of TMCC's retail financings have been non-recourse. TMCC requires retail financing customers to carry fire, theft and collision insurance on financed vehicles covering the interests of both TMCC and the customer. In the event the customer fails to maintain such insurance, TMCC has the right to obtain collateral protection insurance. New vehicle retail finance receivables constituted approximately 78% of all vehicle retail finance receivables at September 30, 1994. Vehicle retail finance receivables represented approximately 35% of total assets at September 30, 1994.

Effective November 1, 1994, the Company discontinued the origination of retail finance receivables for Toyota vehicles through an independent finance company in five southeastern states. The existing portfolio that was originated on TMCC's behalf by the independent finance company will continue to be serviced by the independent finance company. The Company does not expect the discontinuation of Toyota retail installment contract originations in the five states to have an adverse effect on the Company's financial condition or results of operations.

Leasing consists primarily of purchasing new vehicles leased to retail customers by Toyota and Lexus dealers and certain used vehicles. TMCC holds title to vehicles it leases and generally is permitted to take possession of a vehicle upon default by the lessee. TMCC does not normally finance more than 105% of the vehicle's Manufacturer Suggested Retail Price and accessories plus taxes, license fees and other fees. The present program is a closed-end program, with lease terms typically ranging from 24 to 60 months. Under the program, the lessee is granted an option to purchase the vehicle at lease termination, and the dealer is granted the same option if the lessee elects to return the vehicle. The purchase price is established at the beginning of the lease and is based upon the anticipated residual value of the vehicle. Off-leased vehicles returned to TMCC are transported to various auction sites throughout the United States and sold. The residual value risk on anticipated residual values of all Toyota vehicles leased after September 30, 1990 and all leased Lexus vehicles is directly assumed by TMCC. Anticipated residual values on almost all Toyota vehicles leased to customers prior to October 1, 1990 were insured with an independent insurer, with TMCC assuming 25% of the residual value risk on a last dollar basis. TMCC requires lessees to carry fire, theft and collision insurance on leased vehicles covering the interests of both TMCC and the lessee. In addition, TMCC requires lessees to carry specified levels of liability insurance. New vehicle leases constituted approximately 99% of all vehicle lease earning assets at September 30, 1994. Vehicle lease earning assets represented approximately 51% of total assets at September 30, 1994.

Summary of Vehicle Retail Installment Financing and Leasing Program Activity

                                      Years Ended September 30,
                        ------------------------------------------------
                             1994      1993      1992      1991      1990
                           --------  --------  --------  --------  --------
Contracts booked:
   New vehicles.........    350,000   256,000   237,000   192,000   168,000
   Used vehicles........     64,000    56,000    56,000    52,000    44,000
                           --------  --------  --------  --------  --------
      Total.............    414,000   312,000   293,000   244,000   212,000
                           ========  ========  ========  ========  ========
Average amount financed:
   New vehicles.........    $19,900   $17,900   $16,700   $14,600   $13,300
   Used vehicles........    $12,600   $10,400    $9,400    $8,500    $8,000

Outstanding portfolio at
   period end ($Millions):
      New vehicles......    $11,603    $8,167    $6,910    $5,285    $4,164
      Used vehicles.....     $1,128      $877      $837      $695      $563
      Number of accounts    929,000   750,000   735,000   638,000   531,000

The outstanding balance of the sold retail finance receivables which TMCC continues to service (not included in the above table) totaled $251 million and $475 million, representing approximately 41,000 and 60,000 accounts, at September 30, 1994 and 1993, respectively.

Vehicle Wholesale Financing

TMCC provides wholesale financing through a floating interest rate program that assists Toyota and Lexus dealers, with approved lines of credit, in carrying inventories of new Toyota and Lexus vehicles. Typically, financing is provided for up to 100% of the dealer invoice value of new vehicles. Dealers are required to make principal reductions with respect to specific vehicles financed based on time in inventory or use as a customer demonstrator. Used vehicle inventory financing is also offered, but financing is subject to certain limitations. TMCC acquires security interests in the vehicles it finances at wholesale, and substantially all such financings are backed by corporate or individual guarantees from or on behalf of participating dealers. In the event of a dealer default, TMCC has the right to liquidate any assets acquired and seek legal remedies pursuant to the guarantees. TMCC has no right, however, to recover a vehicle sold by a dealer to a bona fide retail buyer and is limited to the remedies under its wholesale financing agreement with the dealer. Pursuant to the Operating Agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of a dealer default. At September 30, 1994, finance receivables related to new vehicle inventory financing represented approximately 92% of TMCC's total vehicle wholesale finance receivables. As an accommodation to Toyota and Lexus vehicle dealers, TMCC, under certain circumstances and with certain restrictions, provides wholesale financing for new vehicles other than Toyota and Lexus. At September 30, 1994, finance receivables related to such vehicles represented approximately 2% of TMCC's total vehicle wholesale finance receivables. Vehicle wholesale finance receivables represented approximately 5% of total assets at September 30, 1994.

Summary of Vehicle Wholesale Financing Activity

                                             Years Ended September 30,
                                  ------------------------------------------------
                                    1994      1993      1992      1991      1990
                                  --------  --------  --------  --------  --------
Dealer loans ($Millions).......     $7,055    $6,378    $4,903    $3,409    $2,143
Dealer repayments ($Millions)..     $7,032    $6,152    $4,745    $3,264    $2,105
Average amount financed
   per vehicle.................    $17,530   $16,500   $15,400   $14,200   $14,300
Outstanding portfolio at
   period end ($Millions)......       $727      $703      $486      $339      $202

Credit Losses

Credit losses are an expected cost in the business of extending credit and are considered in TMCC's rate-setting process. TMCC's objective is to minimize credit losses while providing financing support for the sale of Toyota and Lexus products. TMCC's credit losses to date have been primarily from retail installment and lease contracts.

Allowances for credit losses are established based primarily on historical loss experience. Other factors affecting collectibility are also evaluated in determining the amount to be provided. Upon repossession of the collateral for a delinquent account, losses are charged to the allowance for credit losses and the estimated realizable value of the asset is reclassified to Other Assets. When it has been determined that the collateral cannot be recovered, losses are charged to the allowance for credit losses. Recoveries are credited to the allowance for credit losses.

Analysis of the Allowance for Credit Losses

                                          Years ended September 30,
                                    ------------------------------------
                                    1994    1993    1992    1991    1990
                                    ----    ----    ----    ----    ----
                                            (Dollars in Millions)
Allowance for credit losses
   at beginning of period........   $121    $107    $ 89     $70     $56
Provision for credit losses......     78      54      68      68      62
Charge-offs, net of recoveries...    (35)    (40)    (50)    (49)    (48)
                                    ----    ----    ----     ---     ---
Allowance for credit losses
   at end of period..............   $164    $121    $107     $89     $70
                                    ====    ====    ====     ===     ===
Allowance as percent of net
   receivables and net
   investments in operating
   leases outstanding............   1.16%   1.17%   1.22%   1.31%   1.31%

Losses as percent of average
   gross receivables and average
   net investments in operating
   leases outstanding............    .28%    .37%    .56%    .69%    .88%

Aggregate balances at end of
   period for installments
   and lease rentals 60
   or more days past due.........    $16     $16     $23     $24     $18

Aggregate balances at end of
   period for installments
   and lease rentals 60 or more
   days past due as percent
   of gross receivables and
   net investments in operating
   leases outstanding............    .11%    .14%    .23%    .31%    .29%


Other Activities

The Company considers its primary business to be the retail and wholesale financing and leasing of vehicles. During fiscal 1994, 1993 and 1992, the Company derived approximately 9%, 10% and 10%, respectively, of its total revenues from operations other than its primary business.

TMCC has five wholly owned subsidiaries, Toyota Motor Insurance Services ("TMIS"), Toyota Motor Insurance Corporation of Vermont ("TMICV"), Toyota Motor Insurance Company ("TMIC"), Toyota Motor Life Insurance Company ("TLIC") and Toyota Motor Credit Receivables Corporation ("TMCRC"). The insurance subsidiaries provide certain insurance services along with certain insurance and contractual coverages related to the sale of vehicles. In addition, the insurance subsidiaries insure and reinsure certain TMS risks and provide insurance for Toyota and Lexus dealers' new vehicle inventories financed by

TMCC. Insurance operations represented approximately 4% of the Company's total revenues for the year ended September 30, 1994. See Item 13. TMCRC, a limited purpose subsidiary, was formed in June 1993 primarily to acquire retail finance receivables from TMCC for the purpose of securitizing such receivables. In the fourth quarter of fiscal 1993, the Company sold $521 million of retail finance receivables, subject to certain limited recourse provisions. Revenues from servicing and other income related to the sold finance receivables represented approximately 1% of the Company's total revenues for the year ended September 30, 1994.

TMCC provides financing of new vehicles for daily rental fleets belonging to Toyota and Lexus dealers and independent fleet operators. TMCC also provides financing of new vehicles for retail leasing companies owned by Toyota and Lexus dealers. Revenues from finance receivables and vehicles under operating leases related to these programs represented approximately 1% of total revenues for the year ended September 30, 1994.

TMCC also provides real estate  and working capital loans to Toyota  and Lexus
vehicle  dealers.    Revenues   from  these  finance  receivables  represented
approximately 1% of total revenues for the year ended September 30, 1994.

In addition, TMCC provides wholesale financing as well as retail installment financing and leasing to authorized Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii). Revenues from finance receivables and equipment operating lease assets related to these programs represented approximately 2% of total revenues for the year ended September 30, 1994.

Competition

The automobile finance industry in the United States is very competitive. Commercial banks, savings and loan associations, credit unions, finance companies and other captive automobile finance companies provide retail installment financing and leasing for new and used vehicles. Commercial banks and captive automobile finance companies also provide wholesale financing for Toyota and Lexus dealers. TMCC's strategy is to supplement, with competitive financing programs, the overall commitment of TMS to offer a complete package of services to authorized Toyota and Lexus dealers and their customers.

Employee Relations

At  September  30,  1994,  the   Company  had  approximately  1,885  full-time
employees.  The Company considers its employee relations to be satisfactory.

Government Regulations

The finance and insurance operations of the Company are regulated under both federal and state law. The degree and nature of regulation varies from state to state. A majority of the states have enacted legislation establishing licensing requirements to conduct retail and other finance and insurance activities. Most states also impose limits on the maximum rate of finance charges. In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on TMCC's operations in these states if TMCC is unable to pass on the increased interest costs to its customers.

The Company's operations are also subject to regulation under federal and state consumer protection statutes. The Company continually reviews its operations to comply with applicable law. Future administrative rulings, judicial decisions and legislation in this area may require modification of the Company's business practices and documentation.

Toyota Motor Sales, U.S.A., Inc.

TMS, a wholly owned subsidiary of TMC, was established in 1957 and is primarily engaged in the wholesale distribution of automobiles, light trucks, industrial equipment and related replacement parts and accessories throughout the United States (excluding Hawaii). Additionally, TMS exports automobiles and related replacement parts and accessories to Europe, Asia and U.S. territories. TMS also manufactures certain automobiles through Toyota Motor Manufacturing, U.S.A., Inc., a subsidiary owned 80% by TMS and 20% by TMC, and began truck manufacturing operations in the United States in 1991 through TABC, Inc., a wholly owned subsidiary. TMS's corporate headquarters are in Torrance, California, and it has port facilities, regional sales offices and parts distribution centers at other locations in the United States.

Toyota vehicles are distributed in twelve regions, ten of which are operated by or through Toyota Motor Distributors, Inc., a wholly owned subsidiary of TMS. The remaining two regions are serviced by private distributors who purchase directly from TMS and distribute to Toyota dealers within their respective regions. For the year ended September 30, 1994, these two distributors--Gulf States Toyota, Inc. of Houston, Texas and Southeast Toyota Distributors, Inc. of Deerfield Beach, Florida--accounted for approximately 31% of the Toyota vehicles sold in the United States (excluding Hawaii). Lexus vehicles are directly distributed by TMS to Lexus dealers throughout the United States (excluding Hawaii).

For the year ended September 30, 1994, TMS sold approximately 1,071,000 automobiles and light trucks in the United States (excluding Hawaii) and exported approximately 49,000 automobiles. TMS sales represented 26% of TMC's worldwide sales volume for the year ended June 30, 1994. For the years ended September 30, 1994 and 1993, Toyota and Lexus vehicles accounted for approximately 7.1% and 7.7%, respectively, of all retail automobile and light truck sales in the United States.

Total revenues for TMS (together with its consolidated subsidiaries) for the fiscal years ended September 30, 1994, 1993 and 1992, aggregated approximately $23.3 billion, $20.9 billion and $18.4 billion, respectively, of which approximately $21.5 billion, $19.5 billion and $17.4 billion, respectively, were attributable to revenues other than those associated with financial services. At September 30, 1994, 1993 and 1992, TMS had total assets of approximately $19.5 billion, $15.8 billion and $13.6 billion, respectively, and net worth in excess of $4.3 billion, $4.1 billion and $3.7 billion, respectively. TMS had net income in excess of $250 million in each of its last three fiscal years.

ITEM 2.   PROPERTIES.

The headquarters of the Company is in Torrance, California and its 34 branch offices are located in various cities throughout the United States. At September 30, 1994, all of the Company's offices were in leased facilities and were occupied. The Company has periodically expanded or relocated existing offices to meet current or anticipated needs. The Company has also from time to time opened additional branch offices to better serve its customers. Management of the Company anticipates being able to continue to obtain adequate space to conduct its business.

ITEM 3.   LEGAL PROCEEDINGS.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Two such suits involve collateral protection practices and are similar to suits which have been filed against other financial institutions and captive finance companies. Court approval of a settlement agreement is pending as to both collateral protection practices suits. At this time, the Company believes any resulting liability from the above legal actions, proceedings and other claims will not materially affect its consolidated financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

All of TMCC's capital stock is owned by TMS and there is no trading market for such stock. No dividends have been declared or paid to date.

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended September 30, 1994 has been derived from financial statements audited by Price Waterhouse LLP, independent accountants. The following information should be read in conjunction with the audited financial statements and notes thereto included in Item 8 and with Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                          Years Ended September 30,
                                    --------------------------------------
                                     1994    1993    1992    1991    1990
                                    ------  ------  ------  ------  ------
                                             (Dollars in Millions)
INCOME STATEMENT DATA

Financing Revenues:

Retail financing..................  $  413  $  468    $485    $446    $371
Leasing...........................   1,230     747     447     216     119
Wholesale and other
   dealer financing...............      86      80      65      64      43
                                    ------  ------    ----    ----    ----
Total financing revenues..........   1,729   1,295     997     726     533

Interest expense<F1>..............     486     454     450     390     317
Depreciation on operating leases..     735     381     178      42       8
                                    ------  ------    ----    ----    ----
Net financing revenues............     508     460     369     294     208

Other revenues....................      95      77      53      39      28
                                    ------  ------    ----    ----    ----
Net Financing Revenues
   and Other Revenues.............     603     537     422     333     236
                                    ------  ------    ----    ----    ----
Expenses:

Operating and administrative......     232     228     179     130      90
Provision for credit losses.......      78      54      68      68      62
                                    ------  ------    ----    ----    ----
Total Expenses....................     310     282     247     198     152
                                    ------  ------    ----    ----    ----
Income before income taxes
   and Parent adjustment..........     293     255     175     135      84
Parent adjustment<F1>.............      -       -       -       -        1
                                    ------  ------    ----    ----    ----
Income before income taxes........     293     255     175     135      85
Provision for income taxes........     118      97      68      52      33
                                    ------  ------    ----    ----    ----
Net Income........................  $  175  $  158    $107    $ 83    $ 52
                                    ======  ======    ====    ====    ====

- -----------------
(Table Continued)

                                                September 30,
                              ------------------------------------------------
                               1994       1993       1992      1991      1990
                              -------    -------    ------    ------    ------
                                                (Dollars in Millions)
BALANCE SHEET DATA

Finance receivables, net..     $7,776     $7,206    $6,983    $6,070    $5,160
Investments in operating
   leases, net............     $6,215     $3,050    $1,699      $604       $64
Total assets..............    $14,719    $11,159    $9,444    $7,138    $5,579
Notes and loans payable...    $11,833     $8,833    $7,705    $5,816    $4,532
Payable to Parent.........         -         $48        -        $20        -
Capital stock<F2>.........       $865       $680      $630      $550      $550
Retained earnings<F3>.....       $662       $487      $329      $222      $139

RATIO OF EARNINGS TO
   FIXED CHARGES<F1><F4>..       1.60       1.56      1.39      1.34      1.27

- ----------------

<F1>  To maintain  fixed  charge  coverage  at  the  level  specified  in  the
      Operating Agreement, TMS from time to time has made noninterest-bearing advances and income maintenance payments to TMCC. No such noninterest-bearing advances and income maintenance payments were made in fiscal years 1994, 1993, 1992 and 1991. For financial statement presentation purposes, the imputed interest on noninterest-bearing advances are included as charges to interest expense. These charges and the income maintenance payments are offset in the income statement as "Parent adjustment". See Item 13.
<F2>  $10,000 par value per share.
<F3>  The Company has paid no dividends to date.
<F4>  The ratio of earnings to fixed charges was computed by dividing  (i) the sum of income before income taxes and fixed charges by (ii) fixed charges. Fixed charges consist primarily of interest expense net of the effect of noninterest-bearing advances. Had the amount shown in "Parent adjustment" not been provided by TMS, the ratio of earnings to fixed charges for the Company would have been 1.60, 1.56, 1.39, 1.34, and 1.26 for the years ended September 30, 1994, 1993, 1992, 1991 and 1990, respectively. The ratio of earnings to fixed charges for TMS and subsidiaries was 1.90, 2.07, 1.83, 2.54 and 3.31 for the years ended September 30, 1994, 1993, 1992, 1991 and 1990, respectively. In March 1987, TMCC guaranteed payments of principal and interest on $58 million principal amount of bonds issued in connection with the Kentucky manufacturing facility of an affiliate. As of September 30, 1994, TMCC has not incurred any fixed charges in connection with such guarantee and no amount is included in any ratio of earnings to fixed charges. See Item 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The earnings of TMCC are primarily affected by interest margins and the average outstanding balance of earning assets. The interest rates charged on retail finance receivables and implicit in leases are fixed at the time acquired. Yields on the majority of wholesale receivables and other loans to dealers vary with changes in short-term interest rates. Funding requirements are primarily met through net cash provided by operating activities, earning asset liquidations and the issuance of debt obligations of varying terms at both fixed and floating interest rates. TMCC utilizes interest rate exchange agreements and foreign currency exchange agreements in managing the cost of borrowed funds.

The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles in the United States. Lower levels of sales of such vehicles resulting from governmental action, decline in demand, changes in pricing due to the appreciation of the Japanese yen against the United States dollar, or other events, could result in a reduction in the level of finance and insurance operations of the Company. To date, the level of the Company's operations has not been restricted by the level of sales of Toyota and Lexus vehicles.

Financial Condition and Results of Operations

TMCC's  earning assets totaled $14.2 billion at  September 30, 1994,  compared
to $10.4 billion  at September 30, 1993.   The increase in earning  assets was
primarily due to the growth in leasing.

Retail  finance receivables,  net of  unearned income,  were $5.4  billion and
$4.6 billion at September  30, 1994  and 1993, respectively.   Retail  finance
receivables increased as a result of contract volume exceeding liquidations.

Lease earning assets consisting of lease finance receivables, net of unearned income, and investments in operating leases, net of accumulated depreciation, totaled $7.7 billion and $4.8 billion at September 30, 1994 and 1993, respectively. The increase in lease earning assets reflected the continuation of significant growth in lease contract volume, primarily in operating leases. The growth in lease volume was primarily attributable to the effect of special lease programs sponsored by TMS and also to the broader acceptability of leasing in the vehicle retail sales market. Management of the Company anticipates further growth in lease earning assets as special lease programs continue and the broader acceptability of leasing as a financing option for retail consumers continues.

Wholesale receivables and other dealer loans were $1.1 billion at September 30, 1994 and $1.0 billion at September 30, 1993. The increase in these receivables resulted primarily from the higher average wholesale receivables balance per dealer offset by a decrease in the number of active dealers. The number of active dealers participating in the Company's vehicle wholesale financing program at September 30, 1994 decreased as compared to September 30, 1993 primarily due to competitive reasons. Although further declines in the number of active dealers participating in the wholesale program is possible, management of the Company has taken various steps to enhance the program's competitive position.

Total financing revenues increased 34% in fiscal 1994 and 30% in fiscal 1993. The increases were primarily due to earning asset growth from higher contract volume and an increase in the average amount financed per contract. Contract volume and finance penetration related to TMCC's vehicle retail installment financing and leasing programs are summarized below:

                                               Years Ended September 30,
                                             -----------------------------
                                              1994       1993       1992
                                             -------    -------    -------
Contracts booked:
   Vehicle retail installment contracts..    210,000    200,000    212,000
   Vehicle lease contracts...............    204,000    112,000     81,000
                                             -------    -------    -------
      Total..............................    414,000    312,000    293,000
                                             =======    =======    =======

Finance penetration......................      36.7%      27.1%      25.6%

In fiscal 1994 and 1993, the growth in total contract volume and finance penetration was due to the increased leasing of both Toyota and Lexus vehicles. Finance penetration represents the percentage of new Toyota and Lexus vehicle deliveries in the United States (excluding Hawaii) financed or leased by TMCC. The increases in lease contract volume were primarily attributable to the growth in special lease programs sponsored by TMS and also to the broader acceptability of leasing in the vehicle retail sales market. Under these special lease programs, TMCC offered reduced monthly payments on certain new vehicles to qualified lessees and received an amount from TMS for each vehicle leased. Amounts received approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease terms. The level of sponsored program activity varies based on TMS marketing strategies. TMCC recognized revenues related to all amounts received under various TMS programs of $54 million, $25 million and $16 million in fiscal 1994, 1993 and 1992, respectively.

Retail financing revenues decreased 12% in fiscal 1994 and 4% in fiscal 1993. Retail financing revenues decreased in both fiscal 1994 and 1993 due to a continuing decline in portfolio yield resulting from lower yielding contracts replacing liquidating higher yielding contracts. The declines in yields reflected the effect of competitive market conditions. Management of the Company anticipates that the level of retail financing yields and revenues in fiscal 1995 will approximate those of fiscal 1994.

During fiscal 1994 and 1993, TMCC's primary source of revenue and earning asset growth was leasing. Leasing revenues increased 65% and 67% in fiscal 1994 and 1993, respectively. The growth in leasing revenues was attributable to a 90% and 121% increase in average investments in operating leases in fiscal 1994 and 1993, respectively. Management of the Company anticipates continued growth in leasing revenues as special lease programs sponsored by TMS continue to contribute to increases in lease earning assets.

Wholesale and other dealer financing revenues increased 8% in fiscal 1994 and 23% in fiscal 1993. The increased revenues in both fiscal 1994 and 1993 resulted primarily from higher average wholesale receivable balances.

Management of the Company anticipates that yields and revenues will increase in fiscal 1995 due to rising short-term market interest rates to which such financing is indexed and due to earning asset growth.

Interest expense increased 7% in fiscal 1994, compared with a 1% increase in fiscal 1993. The increases in interest expense resulted from higher average borrowing levels required to fund the growth in earning assets which were substantially offset by decreases in market interest rates. The weighted average cost of borrowings was 4.94%, 5.57% and 6.92% for the years ended September 30, 1994, 1993 and 1992, respectively. Management anticipates that as a result of rising market interest rates, the weighted average cost of borrowings will increase in fiscal 1995 as compared to fiscal 1994.

Depreciation on operating leases increased 93% in fiscal 1994, compared with an increase of 114% in fiscal 1993. Increases in both years were due to the growth in investments in operating leases. Management anticipates depreciation on operating leases to increase in fiscal 1995 due to anticipated growth in lease earning assets.

Uninsured vehicle residual values were approximately $4.8 billion and $2.6 billion at September 30, 1994 and 1993, respectively. To date, TMCC has incurred no material losses as a result of residual value risk. Although TMCC's experience has been limited, management of the Company believes that the residual values of its leases reflected in the financial statements represent realizable values.

The Company experienced continued growth in net financing revenues and other revenues during fiscal 1994 and 1993. Net financing revenues increased 10% and 25% in fiscal 1994 and 1993, respectively. The increase in fiscal 1994 was primarily attributable to the growth in the level of earning assets which was partially offset by declining interest margins. The increase in fiscal 1993 was primarily attributable to improved interest margins and growth in the level of earning assets. [Interest margin is the excess of the combined interest rate yield on finance receivables and implicit in leases over the effective interest rate cost of total borrowings.] Lower interest margins in fiscal 1994 were the result of portfolio yields on retail installment and lease contracts decreasing more rapidly than the decline in average borrowing costs. Improved interest margins in fiscal 1993 were the result of borrowing costs decreasing more rapidly than the decline in portfolio yields on retail installment and lease contracts. Management anticipates somewhat lower net financing revenues in fiscal 1995 due to an expected increase in the weighted average cost of borrowings.

Other revenues increased 23% in fiscal 1994 and 45% in fiscal 1993. The increase in other revenues in fiscal 1994 resulted from the continued growth in the Company's insurance operations and from servicing and other income related to the retail finance receivables sold in fiscal 1993. The increase in other revenues in fiscal 1993 was primarily due to a $12 million pre-tax gain resulting from the sale of retail finance receivables in fiscal 1993 and from growth in the Company's insurance operations.

Operating and administrative expenses increased 2% and 27% in fiscal 1994 and 1993, respectively. These increases reflected costs for additional personnel, facilities and other resources required to service the Company's growing customer base and for the growth in the Company's insurance operations. Increases in fiscal 1993 were also due to the establishment of reserves related to certain pending legal actions.

The provision for credit losses is largely a function of changes in the level and mix of earning assets. The provision for credit losses increased 44% in fiscal 1994 as a result of the increased growth in the level of earning assets in fiscal 1994, partially offset by favorable credit loss experience. The provision for credit losses decreased 21% in fiscal 1993 as the effect of the increase in the growth in earning assets was more than offset by favorable credit loss experience and the effect of the sale of retail finance receivables in fiscal 1993. The limited recourse loss provision for the sold receivables was excluded from the provision for credit losses and netted against the gain recognized on such sale. The favorable trend in credit loss experience is attributable, in part, to enhanced credit granting procedures, collection efforts and the mix in earning assets. The Company will continue to place emphasis on controlling its credit loss exposure; however, there are no assurances that this favorable trend will continue.

Operating profits (reflected as "Income before income taxes") increased 15% in fiscal 1994 and 46% in fiscal 1993. The increase in operating profits and net income during fiscal 1994 was primarily the result of the growth in the level of earning assets, decreases in the average cost of borrowing and favorable credit loss experience. The increase in operating profits and net income during fiscal 1993 was primarily due to improved interest margins, growth in the level of earning assets and favorable credit loss experience. Management of the Company anticipates that fiscal 1995 operating profits may be somewhat lower than in fiscal 1994 due to an expected increase in the weighted average cost of borrowings.

Financial support is provided by TMS, as necessary, to maintain TMCC's minimum fixed charge coverage at the level specified in the Operating Agreement. As a result of the favorable operating profits in both fiscal 1994 and 1993, TMCC did not receive any financial support from TMS. See Item 13.

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

Commercial paper issuances and borrowings from TMS are specifically utilized to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $351 million to $1.4 billion at any month end during fiscal 1994, with an average outstanding balance of $894 million. The Company anticipates increased use of commercial paper during fiscal 1995. To support its commercial paper program, TMCC also maintains syndicated bank credit facilities with certain banks which aggregated $1.5 billion at September 30, 1994. No loans were outstanding under any of these bank credit facilities during fiscal 1994. TMCC also maintains uncommitted, unsecured lines of credit with banks totalling $300 million to facilitate issuances of letters of credit. At September 30, 1994, approximately $123 million in letters of credit had been issued, primarily related to the Company's insurance operations.

Borrowings from TMS ranged from zero to $161 million during fiscal 1994, with an average outstanding balance of $6 million. The interest rate charged by TMS to TMCC for these interest-bearing loans approximates the Federal Reserve Board's one-month commercial paper composite rate for firms whose bonds are rated AA.

MTNs, with original terms ranging from nine months to ten years, have been issued in the European and United States capital markets to meet a portion of long-term and short-term funding requirements. During fiscal 1994, TMCC issued approximately $4.6 billion of MTNs of which approximately $3.9 billion had maturity dates on the date of issuance of more than one year. MTNs outstanding at September 30, 1994, including the effect of foreign currency translations at spot rates in effect at September 30, 1994, totaled approximately $7.0 billion. In March 1994, the Company expanded the maximum aggregate principal amount available for issuance under its United States public MTN program by an additional $4.0 billion. At November 30, 1994, approximately $2.7 billion under TMCC's United States public MTN program was available for issuance. In July 1994, the Company expanded the maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program from $4.0 billion to $6.5 billion. As of November 30, 1994, $2.1 billion was available for issuance under the Euro MTN program, of which the Company has committed to issue approximately $250 million. The United States and Euro MTN programs may from time to time be expanded to allow for the continued use of these sources of funding.

Long-term funding requirements have also been met through the issuance of other forms of debt securities underwritten in the European and United States capital markets. At September 30, 1994, approximately $3.5 billion of debt securities (excluding MTNs), including the effect of foreign currency translations at spot rates in effect at September 30, 1994, were outstanding in the European capital markets. At November 30, 1994, the Company has committed to issue an additional $98 million. Of the $3.5 billion in debt securities, $2.3 billion was denominated in foreign currencies. Underwritten debt securities outstanding in the United States public market, excluding MTNs, totaled approximately $300 million at September 30, 1994. At November 30, 1994, approximately $700 million of securities registered with the Securities and Exchange Commission ("SEC"), excluding MTNs, were available for issuance.

TMCC utilizes a variety of financial instruments to manage its foreign currency exchange rate risk and interest rate risk. TMCC does not enter into these instruments for trading purposes. During the years ended September 30, 1994, 1993 and 1992, TMCC held its derivative financial instruments to maturity of the underlying debt instrument. Debt issued in foreign currencies is hedged by concurrently executed foreign currency exchange agreements. The mix of fixed and floating interest rates on TMCC's debt outstanding is periodically adjusted through the use of interest rate contracts, including interest rate exchange agreements and option related products. See Item 8-- Notes 2, 8, 9 and 10 to the Consolidated Financial Statements.

From time to time, TMS has made equity contributions to maintain TMCC's equity capitalization at certain levels. Such levels have been periodically established by TMS as it deems appropriate. During the years ended
September 30, 1994 and 1993, TMS made equity contributions to TMCC by purchasing, at par value, all newly issued shares of TMCC's capital stock in the amount of $185 million and $50 million, respectively.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation of earning assets, totalling $10.8 billion and $9.4 billion during fiscal 1994 and 1993, respectively, was used to purchase additional finance receivables and investments in operating leases. Additionally, in the fourth quarter of fiscal 1993, the Company generated proceeds of $466 million from the sale of a pool of retail installment contract receivables. Investing activities resulted in a net use of cash in fiscal 1994 and 1993 as the growth in earning assets, primarily from leasing, exceeded the cash provided by the liquidation of earning assets. Net cash used in investing activities was $4.5 billion and $2.1 billion in fiscal 1994 and 1993, respectively. The higher level of cash used in investing activities resulted in a higher level of net cash required from financing activities to support the growth in
earning  assets.   Net  cash flows  provided  by financing  activities totaled
$3.0 billion in fiscal 1994, representing a $1.4 billion increase over the prior year. The growth in earning assets was also supported by net cash provided by operating activities which totaled $1.3 billion in fiscal 1994, representing a $409 million increase from fiscal 1993.

Management of the Company believes that cash provided by operating, investing and financing activities will be sufficient to meet the Company's liquidity and capital resource needs in the future.

Recently Enacted Accounting Standards

In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement No. 112"). Statement No. 112 requires accrual, during the years that the employee renders the necessary service or when it is probable that a liability has been incurred, of the expected cost of providing postemployment benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. The Company's current practice of accounting for these benefits is on a cash basis. Statement No. 112 is effective for fiscal years beginning after December 15, 1993. The Company plans to adopt Statement No. 112 in the first interim period of fiscal 1995. The impact of adoption on the financial position or results of operations is not expected to be material.

The Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement No. 114") in May 1993 which was amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("Statement No. 118") in October 1994. Statement No. 114 requires a creditor to evaluate the collectibility of both contractual interest and principal of certain impaired receivables when assessing the need for a loss accrual and to measure loans that are restructured in a troubled debt restructuring to reflect the time value of money. Statement No. 114 is not applicable to leases and large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Statement No. 118, amends Statement No. 114, to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Statement No. 118 also amends the disclosure requirements in Statement No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. Statement No. 114, as amended by Statement No. 118, applies to financial statements for fiscal years beginning after December 15, 1994. The Company plans to adopt Statement No. 114, as amended by Statement No. 118, in the first interim period of fiscal 1995. The impact of adoption on the financial position or results of operations is not expected to be material.

In May 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"), which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments will be categorized as held-to-maturity securities and reported at amortized cost; trading securities and reported at fair value, with unrealized gains and losses included in earnings; or available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. Statement No. 115 is effective for fiscal years beginning after December 15, 1993. The Company plans to adopt Statement No. 115 in the first interim period of fiscal 1995. The estimated impact of adoption on the financial position or results of operation is not expected to be material.

In October 1994, the Financial Accounting Standards Board issued Statement No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("Statement No. 119"), which requires disclosures about derivative financial instruments and amends existing requirements of Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk" ("Statement No. 105") and Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("Statement No. 107"). Statement No. 119 applies to financial statements for fiscal years ending after December 15, 1994. The Company adopted Statement No. 119 in fiscal 1994.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                    Page
                                                                   -------

Report of Independent Accountants................................     21

Consolidated Balance Sheet at September 30, 1994 and 1993........     22

Consolidated Statement of Income for the
   years ended September 30, 1994, 1993 and 1992.................     23

Consolidated Statement of Shareholder's Equity for
   the years ended September 30, 1994, 1993 and 1992.............     24

Consolidated Statement of Cash Flows for the
   years ended September 30, 1994, 1993 and 1992.................     25

Notes to Consolidated Financial Statements.......................   26 - 46

Report of Independent Accountants
   on Financial Statement Schedules..............................     47

Schedule VII - Guarantees of Securities of Other Issuers.........     48

Schedule IX - Short-term Borrowings..............................     49







All other schedules have been omitted because they are not required, not applicable, or the information has been included elsewhere.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------








To the Board of Directors and Shareholder of Toyota Motor Credit Corporation




In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation (a wholly owned subsidiary of Toyota Motor Sales, U.S.A., Inc.) and its subsidiaries at September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Toyota Motor Credit Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/S/ PRICE WATERHOUSE LLP


Los Angeles, California
October 31, 1994

                      TOYOTA MOTOR CREDIT CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in Millions)

                                                       September 30,
                                                  -----------------------
                                                    1994           1993
                                                  --------       --------
               ASSETS
               ------

Cash and cash equivalents.................         $   277        $   574
Investments in marketable securities......             102            138
Finance receivables, net..................           7,776          7,206
Investments in operating leases, net......           6,215          3,050
Receivable from Parent....................              37             -
Other receivables.........................             221            105
Deferred charges..........................              36             44
Other assets..............................              55             42
                                                   -------        -------

         Total Assets.....................         $14,719        $11,159
                                                   =======        =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................         $11,833        $ 8,833
Accrued interest..........................             156            148
Accounts payable and accrued expenses.....             725            594
Unearned insurance premiums...............              61             74
Payable to Parent.........................              -              48
Income taxes payable......................              31             17
Deferred income taxes.....................             386            278
                                                   -------        -------
      Total liabilities...................          13,192          9,992
                                                   -------        -------

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 86,500 in 1994 and
      68,000 in 1993).....................             865            680
   Retained earnings......................             662            487
                                                   -------        -------
      Total shareholder's equity..........           1,527          1,167
                                                   -------        -------
         Total Liabilities and
         Shareholder's Equity.............         $14,719        $11,159
                                                   =======        =======

         See Accompanying Notes to Consolidated Financial Statements.

                        TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Millions)

                                                     Years ended September 30,
                                                -----------------------------------
                                                 1994           1993          1992
                                                ------         ------        ------
Financing Revenues:

   Retail financing........................     $  413         $  468          $485
   Leasing.................................      1,230            747           447
   Wholesale and other dealer financing....         86             80            65
                                                ------         ------          ----

Total financing revenues...................      1,729          1,295           997

   Interest expense........................        486            454           450
   Depreciation on operating leases........        735            381           178
                                                ------         ------          ----

Net financing revenues.....................        508            460           369

Other revenues.............................         95             77            53
                                                ------         ------          ----

Net Financing Revenues and Other Revenues..        603            537           422
                                                ------         ------          ----
Expenses:

   Operating and administrative............        232            228           179
   Provision for credit losses.............         78             54            68
                                                ------         ------          ----

Total Expenses.............................        310            282           247
                                                ------         ------          ----

Income before income taxes.................        293            255           175

Provision for income taxes.................        118             97            68
                                                ------         ------          ----

Net Income.................................     $  175         $  158          $107
                                                ======         ======          ====



             See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)


                                            Capital    Retained
                                             Stock     Earnings     Total
                                            -------    --------    -------
Balance at September 30, 1991..........        $550        $222     $  772


Issuance of capital stock..............          80          -          80

Net income in 1992.....................          -          107        107
                                               ----        ----     ------

Balance at September 30, 1992..........         630         329        959


Issuance of capital stock..............          50          -          50

Net income in 1993.....................          -          158        158
                                               ----        ----     ------

Balance at September 30, l993..........         680         487      1,167


Issuance of capital stock..............         185          -         185

Net income in 1994.....................          -          175        175
                                               ----        ----     ------

Balance at September 30, 1994..........        $865        $662     $1,527
                                               ====        ====     ======



         See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Dollars in Millions)

                                                              Years ended September 30,
                                                          ---------------------------------
                                                           1994         1993          1992
                                                          ------       ------        ------
Cash flows from operating activities:

   Net income..........................................   $  175       $  158        $  107
                                                          ------       ------        ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization..................      743          382           184
        Provision for credit losses....................       78           54            68
        Gain from sale of finance receivables..........       -           (12)           -
        Increase in accrued interest...................        8           24            11
        Increase (decrease) in unearned
           insurance premiums..........................      (13)         (21)           17
        Increase (decrease) in deferred
           income taxes................................      108           (1)          104
        (Increase) decrease in other assets............      (24)          47           (22)
        Increase in other liabilities..................      180          215            51
                                                          ------       ------        ------
   Total adjustments...................................    1,080          688           413
                                                          ------       ------        ------

Net cash provided by operating activities..............    1,255          846           520
                                                          ------       ------        ------

Cash flows from investing activities:

   Additions to investments in marketable
      securities.......................................      (86)        (174)         (142)
   Disposition of investments in marketable
      securities.......................................      120          139           131
   Purchase of finance receivables.....................  (10,868)      (9,936)       (8,343)
   Liquidations of finance receivables.................   10,263        9,159         7,380
   Proceeds from sale of finance receivables...........       -           466            -
   Additions to investments in operating leases........   (4,468)      (1,974)       (1,360)
   Disposition of investments in operating leases......      525          225            79
                                                          ------       ------        ------

Net cash used in investing activities..................   (4,514)      (2,095)       (2,255)
                                                          ------       ------        ------
Cash flows from financing activities:

   Proceeds from issuance of capital stock.............      185           50            80
   Proceeds from issuance of notes and loans
      payable..........................................    5,150        2,848         3,111
   Payments on notes and loans payable.................   (2,955)      (1,246)       (1,336)
   Net increase (decrease) in commercial paper.........      582          (40)          (52)
                                                          ------       ------        ------

Net cash provided by financing activities..............    2,962        1,612         1,803
                                                          ------       ------        ------

Net increase (decrease) in cash and cash equivalents...     (297)         363            68

Cash and cash equivalents at the beginning
   of the period.......................................      574          211           143
                                                          ------       ------        ------

Cash and cash equivalents at the end of the
   period..............................................   $  277       $  574        $  211
                                                          ======       ======        ======

Supplemental disclosures:

   Interest paid.......................................     $475         $440          $440
   Income taxes paid...................................      $64           -             -


                   See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Nature of Operations
- -----------------------------

      Toyota Motor Credit Corporation ("TMCC") provides retail and wholesale financing, retail leasing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii). TMCC is a wholly owned subsidiary of Toyota Motor Sales, U.S.A., Inc. ("TMS" or the "Parent"). TMS is primarily engaged in the wholesale distribution of automobiles, trucks, industrial equipment and related replacement parts and accessories throughout the United States (excluding Hawaii). Substantially all of TMS's products are either manufactured by its subsidiaries or are purchased from Toyota Motor Corporation (the parent of TMS) or its affiliates.

      TMCC has five wholly owned subsidiaries, Toyota Motor Insurance Services ("TMIS"), Toyota Motor Insurance Corporation of Vermont ("TMICV"), Toyota Motor Insurance Company ("TMIC"), Toyota Motor Life Insurance Company ("TLIC") and Toyota Motor Credit Receivables Corporation ("TMCRC"). TMCC and its wholly owned subsidiaries are collectively referred to as the "Company". The insurance subsidiaries provide certain insurance services along with certain insurance and contractual coverages related to the sale of vehicles. In addition, the insurance subsidiaries insure and reinsure certain TMS risks and provide insurance for Toyota and Lexus dealers' new vehicle inventories financed by TMCC. TMCRC, a limited purpose subsidiary, was formed in June 1993 primarily to acquire retail finance receivables from TMCC for the purpose of securitizing such receivables.

      The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles in the United States. Lower levels of sales of such vehicles resulting from governmental action, decline in demand, changes in pricing due to the appreciation of the Japanese yen against the United States dollar, or other events, could result in a reduction in the level of finance and insurance operations of the Company.

Note 2 - Summary of Significant Accounting Policies
- ---------------------------------------------------

      Principles of Consolidation
      ---------------------------

      The consolidated financial  statements include the accounts  of TMCC and
      its   wholly  owned   subsidiaries.      All  significant   intercompany
      transactions and balances have been eliminated.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
- ---------------------------------------------------

      Revenue Recognition
      -------------------

      Revenue  from  retail  financing  contracts   and  finance    leases  is
      recognized  using the effective  yield method.   Revenue  from operating
      leases is recognized on a straight-line basis over the lease term.

      Cash and Cash Equivalents
      -------------------------

      Cash equivalents, consisting primarily of money market instruments, represent highly liquid investments with original maturities of three months or less.

      Investments in Marketable Securities
      ------------------------------------

      Investments  in  marketable  securities   consist  of  debt  and  equity
      securities.   Debt securities are  carried at amortized  cost and equity securities are carried at fair value.

      Investments in Operating Leases
      -------------------------------

      Vehicle and equipment leases to third parties are originated by dealers and acquired by TMCC, which assumes ownership of the property. TMCC is also the lessor on certain property that it acquires directly. Investments in operating leases are recorded at cost and depreciated, primarily on a straight-line basis, over the lease term to the estimated residual value.

      Allowance for Credit Losses
      ---------------------------

      Allowances for credit losses are established based primarily on historical loss experience. Other factors affecting collectibility are also evaluated in determining the amount to be provided. Upon repossession of the collateral for a delinquent account, losses are charged to the allowance for credit losses and the estimated realizable value of the asset is reclassified to Other Assets. When it has been determined that the collateral cannot be recovered, losses are charged to the allowance for credit losses. Recoveries are credited to the allowance for credit losses.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
- ---------------------------------------------------

      Deferred Charges
      ----------------

      Deferred charges consist primarily of underwriters' commissions and other long-term debt issuance expenses, which are amortized over the life of the related debt instruments on a straight-line basis.

      Insurance Operations
      --------------------

      Revenues from insurance premiums and from providing coverage under various contractual agreements are earned over the terms of the respective policies and agreements in proportion to estimated claims activity. Certain costs of acquiring new business, consisting of commissions, premium taxes and other costs, are deferred and amortized over the terms of the related policies on the same bases as revenues are earned. The liability for reported losses and the estimate of unreported losses is recorded in Accounts Payable and Accrued Expenses. Commission income and fee income are recognized in relation to the level of services performed.

      Interest Rate Exchange Agreements
      ---------------------------------

      TMCC utilizes interest rate exchange agreements and to a lesser extent corridors and other option-based products in managing its exposure to interest rate fluctuations. Interest rate exchange agreements are executed as an integral part of specific debt transactions and on a portfolio basis. The differential paid or received on such agreements is recorded as an adjustment to Interest Expense over the term of the underlying debt. Master netting agreements, with all interest rate exchange agreement counterparties, also exist allowing the net difference between counterparties to be exchanged in the event of default.

      Foreign Currency Transactions
      -----------------------------

      TMCC's senior debt issued in foreign currencies is hedged by concurrently executed currency exchange agreements which convert these foreign currency obligations into fixed U.S. dollars. TMCC's foreign currency debt is translated into U.S. dollars in the financial statements at the various foreign currency spot rates in effect at the balance sheet date. The receivables or payables, arising as a result of the differences between the September 30, 1994 foreign currency spot rates and the contract rates applicable to the foreign currency exchange agreements, are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
- ---------------------------------------------------

      Income Taxes
      ------------

      Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). The adoption of Statement No. 109 changed the method of accounting for income taxes from a deferred method to a liability method. This method differs from the previously used method in that deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current period's income statement. The cumulative effect of the change in accounting principle was not material to the Company. In addition, there was no material effect on the current year's income. Prior years' financial statements have not been restated.

      The Company joins with TMS in filing consolidated federal income tax returns and combined or consolidated income tax returns in certain states. Federal income tax is provided on a separate return basis. For states where a combined or consolidated income tax return is filed, state income taxes are allocated to the Company by TMS based upon the Company's apportionment factors and income in those states.

      Reclassifications
      -----------------

      Certain 1993 and 1992 accounts have been reclassified to conform with the 1994 presentation.

Note 3 - Finance Receivables
- ----------------------------

      Finance receivables, net consisted of the following:

                                                         September 30,
                                                     ---------------------
                                                      1994           1993
                                                     ------         ------
                                                     (Dollars in Millions)
      Retail...............................          $5,805         $5,103
      Finance leases.......................           1,734          2,046
      Wholesale and other dealer loans.....           1,054          1,025
                                                     ------         ------
                                                      8,593          8,174
      Unearned income......................            (716)          (874)
      Allowance for credit losses..........            (101)           (94)
                                                     ------         ------
         Finance receivables, net..........          $7,776         $7,206
                                                     ======         ======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Finance Receivables (Continued)
- ----------------------------

      The contractual maturities of retail receivables and wholesale and other dealer loans and the future minimum lease payments on finance leases at September 30, 1994 are summarized as follows:

       Due in the                                             Wholesale
      Years Ending                              Finance       and Other
      September 30,              Retail         Leases       Dealer Loans
      -------------            ----------     ----------     ------------
                                         (Dollars in Millions)
      1995..................       $2,005         $  394           $  831
      1996..................        1,580            303               76
      1997..................        1,225            215               65
      1998..................          719            108               54
      1999..................          266             20               16
      Thereafter............           10             -                12
                                   ------         ------           ------
         Total..............       $5,805         $1,040           $1,054
                                   ======         ======           ======

      Finance leases, net consisted of the following:

                                                          September 30,
                                                      ---------------------
                                                       1994          1993
                                                      -------       -------
                                                      (Dollars in Millions)
      Minimum lease payments..................         $1,040        $1,337
      Estimated unguaranteed residual values..            694           709
                                                       ------        ------
         Finance leases.......................          1,734         2,046
      Unearned income.........................           (302)         (388)
      Allowance for credit losses.............            (21)          (22)
                                                       ------        ------
         Finance leases, net..................         $1,411        $1,636
                                                       ======        ======

      The aggregate balances related to finance receivables 60 or more days past due totaled $15 million at September 30, 1994 and 1993.

      A substantial portion of TMCC's finance receivables is generally paid prior to maturity. Contractual maturities and future minimum lease payments as shown above should not be considered as necessarily indicative of future cash collections. The majority of retail and finance lease receivables does not involve recourse to the dealer in the event of customer default.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Sale of Finance Receivables
- ------------------------------------

      In the fourth quarter of fiscal year 1993, the Company sold retail finance receivables aggregating $521 million, subject to certain limited recourse provisions. TMCC sold its receivables to TMCRC which in turn sold them to a trust. TMCC remains as servicer and is paid a servicing fee. In a subordinated capacity, TMCRC retains excess servicing cash flows, a limited interest in the trust and certain cash deposits.

      TMCRC's subordinated interests in excess servicing cash flows, limited interest in the trust, cash deposits and other related amounts are held as restricted assets which are subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of TMCC. The following is a summary of these amounts included in Other
      Receivables:

                                                        September 30,
                                                     ---------------------
                                                     1994             1993
                                                     ----             ----
                                                     (Dollars in Millions)

      Excess servicing.........................       $13              $31
      Other restricted amounts:
         Limited interest in trust.............        16               29
         Cash deposits.........................         4                3
      Allowance for estimated credit
         losses on sold receivables............        (2)              (2)
                                                      ---              ---
            Total..............................       $31              $61
                                                      ===              ===

      A gain on the sale of the finance receivables was recognized in fiscal year 1993. In determining the gain, the book value of the sold receivable pool was allocated between the portion sold and the portion retained based on their relative fair values on the date of the sale. The pretax gain resulting from the sale totaled $12 million after providing for an allowance for estimated credit losses.

      The outstanding balance of the sold receivables which TMCC continues to service at September 30, 1994 and 1993 totaled $251 million and $475 million, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Investments in Operating Leases
- -----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                         September 30,
                                                     ---------------------
                                                      1994           1993
                                                     ------         ------
                                                     (Dollars in Millions)
      Vehicles.................................      $7,184         $3,494
      Equipment, aircraft and other............         148            107
                                                     ------         ------
                                                      7,332          3,601
      Accumulated depreciation.................      (1,054)          (524)
      Allowance for credit losses..............         (63)           (27)
                                                     ------         ------
         Investments in operating leases, net..      $6,215         $3,050
                                                     ======         ======

      Rental income from operating leases was $1,056 million, $572 million and $266 million for the years ended September 30, 1994, 1993 and 1992, respectively. Future minimum rentals on operating leases are due in installments as follows: years ending September 30, 1995 - $1,279 million; 1996 - $1,074 million; 1997 - $524 million; 1998 -
      $45 million; and 1999 - $2 million. The future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.

Note 6 - Allowance for Credit Losses
- ------------------------------------

      An analysis of the allowance for credit losses follows:

                                                Years ended September 30,
                                                -------------------------
                                                1994       1993      1992
                                                ----       ----      ----
                                                  (Dollars in Millions)
      Allowance for credit losses
         at beginning of period.........        $121       $107      $ 89
      Provision for credit losses.......          78         54        68
      Charge-offs, net of recoveries....         (35)       (40)      (50)
                                                ----       ----      ----
      Allowance for credit losses
         at end of period...............        $164       $121      $107
                                                ====       ====      ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Allowance for Credit Losses (Continued)
- ------------------------------------

      The Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement No. 114") in May 1993 which was amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("Statement No. 118") in October 1994. Statement No. 114 requires a creditor to evaluate the collectibility of both contractual interest and principal of certain impaired receivables when assessing the need for a loss accrual and to measure loans that are restructured in a troubled debt restructuring to reflect the time value of money. Statement No. 114 is not applicable to leases and large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Statement No. 118 amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Statement No. 118 also amends the disclosure requirements in Statement No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. Statement
      No. 114, as amended by Statement No. 118, applies to financial statements for fiscal years beginning after December 15, 1994. The Company plans to adopt Statement No. 114, as amended by Statement No. 118 in the first interim period of fiscal year 1995. The impact of adoption on the financial position or results of operations is not expected to be material.

Note 7 - Transactions with Parent
- ---------------------------------

      An operating agreement with TMS (the "Operating Agreement") provides that 100% ownership of TMCC will be retained by TMS as long as TMCC has any funded debt outstanding. Additionally, TMS will provide necessary equity contributions or other financial assistance it deems appropriate to ensure that TMCC maintains a minimum coverage on fixed charges of
      1.25 times such charges in any fiscal quarter. Fixed charges are primarily interest on borrowed funds. To maintain such coverage, pursuant to the Operating Agreement, TMS from time to time has made noninterest-bearing advances and income maintenance payments to TMCC. No such noninterest-bearing advances and income maintenance payments were made in fiscal years 1994, 1993 and 1992. The coverage provision of the Operating Agreement is solely for the benefit of the holders of TMCC's commercial paper. The Operating Agreement does not constitute a guarantee by TMS of any obligations of TMCC.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Transactions with Parent (Continued)
- ---------------------------------

      In the second quarter of fiscal 1993, the Company began leasing its headquarters facility from TMS. The amount of rent expense paid to TMS totaled $3 million and $2 million for the years ended September 30, 1994 and 1993, respectively.

      TMS provides certain technical and administrative services and incurs certain expenses on the Company's behalf and, accordingly, allocates these charges to the Company. The charges, reimbursed by TMCC to TMS, totaled $7 million, $6 million and $5 million for the years ended September 30, 1994, 1993 and 1992, respectively.

      TMCC has an arrangement to borrow funds from TMS at rates which approximate commercial paper rates. For the years ended September 30, 1994, 1993 and 1992, the highest amounts of borrowings from TMS outstanding at any one time were $161 million, $117 million and $360 million, respectively, and the average amounts of borrowings from TMS were $6 million, $7 million and $56 million, respectively. Interest charges related to these interest-bearing borrowings from TMS amounted to $0.3 million, $0.2 million and $2.3 million for the years ended September 30, 1994, 1993 and 1992, respectively. The Operating Agreement provides that borrowings from TMS are subordinated to all other indebtedness of TMCC.

      TMIS and TMICV provide certain insurance services, and insurance and reinsurance coverages, respectively, to TMS. Insurance premiums, commissions and fees earned during the years ended September 30, 1994, 1993 and 1992 included $7 million, $9 million and $7 million, respectively, related to these services and coverages.

      TMCC provides financing and leasing services related to various programs sponsored from time to time by TMS for the sale and lease of Toyota and Lexus vehicles and Toyota industrial equipment. During the years ended September 30, 1994, 1993 and 1992, TMCC recognized revenue of $54 million, $25 million and $16 million, respectively, related to the amounts received from TMS for these programs.

      TMCC provides certain leasing and financing services to TMS. For the years ended September 30, 1994, 1993 and 1992, TMCC recognized revenue of $3 million, $3 million and $4 million, respectively, related to these services.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Notes and Loans Payable
- --------------------------------

      Notes and loans payable at September 30, 1994 and 1993, which consisted of senior debt, were as follows:

                                                          September 30,
                                                     ----------------------
                                                       1994           1993
                                                     -------         ------
                                                      (Dollars in Millions)

      Commercial paper, net....................      $   960         $  350
                                                     -------         ------
      Other senior debt, due:
         1994..................................           -           2,847
         1995..................................        4,010          3,112
         1996..................................        2,405          1,185
         1997..................................        2,014            735
         1998..................................          985            367
         1999..................................          233             -
         Thereafter............................        1,209            202
                                                     -------         ------
                                                      10,856          8,448
      Unamortized premium......................           17             35
                                                     -------         ------
         Other senior debt.....................       10,873          8,483
                                                     -------         ------
            Notes and loans payable............      $11,833         $8,833
                                                     =======         ======

      The weighted average remaining term of commercial paper was 43 days at September 30, 1994 and 28 days at September 30, 1993. The weighted average interest rate on commercial paper was 4.43% and 3.14% at September 30, 1994 and 1993, respectively.

      The weighted average interest rate on other senior debt was 4.84% and 4.92% at September 30, 1994 and 1993, respectively, including the effects of interest rate exchange agreements. The rates have been calculated on the basis of rates in effect at September 30, 1994 and 1993, some of which are floating rates that reset daily. Approximately 39% of other senior debt at September 30, 1994 had interest rates, including the effects of interest rate exchange agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 5.02% at September 30, 1994. The mix of TMCC's fixed and floating rate debt changes from time to time as a result of interest rate risk management.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Notes and Loans Payable (Continued)
- --------------------------------

      Included in Notes and Loans Payable at September 30, 1994 were unsecured notes payable in foreign currencies as follows: 190 billion in Japanese yen, 1 billion in Canadian dollars, 36 million in European currency units, 785 million in Swiss francs, 55 million in Dutch guilders, 110 million in Swedish kronor, 485 billion in Italian lire, 4 billion in French francs, 550 million in German deutsche marks and 125 million in Australian dollars. Concurrent with the issuance of these unsecured notes, TMCC entered into foreign currency exchange agreements to convert these foreign currency obligations into fixed U.S. dollar obligations for $4.9 billion. TMCC's foreign currency debt is translated into U.S. dollars in the financial statements at the various foreign currency spot rates in effect at September 30, 1994. The receivables or payables, arising as a result of the differences between the September 30, 1994 foreign currency spot rates and the contract rates applicable to the foreign currency exchange agreements, are classified in Other Receivables or Accounts Payable and Accrued
      Expenses, respectively, and would aggregate to a net receivable position of $37 million at September 30, 1994.

Note 9 - Fair Value of Financial Instruments
- --------------------------------------------

      In accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("Statement No. 107"), the Company has provided the estimated fair value of financial instruments using available market information at September 30, 1994 and 1993, and the valuation methodologies as described below. However, considerable judgement was required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts of such financial instruments.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Fair Value of Financial Instruments (Continued)
- --------------------------------------------

      The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1994 and 1993 are as follows:

                                                         September 30,
                                      ---------------------------------------------------
                                               1994                        1993
                                      ------------------------   ------------------------
                                       Carrying       Fair        Carrying       Fair
                                        Amount        Value        Amount        Value
                                      -----------   ----------   -----------   ----------
                                                     (Dollars in Millions)
      Balance sheet financial
         instruments:

      Assets:

      Cash and cash equivalents........      $277         $277          $574         $574
      Investments in marketable
         securities....................      $102         $102          $138         $138
      Finance receivables, net.........    $6,365       $6,395        $5,570       $5,659
      Other receivables................       $39          $40           $70          $71
      Receivables from foreign currency
         exchange agreements...........      $182         $519           $35          $91

      Liabilities:

      Notes and loans payable..........   $11,833      $12,040        $8,833       $9,074
      Payables from foreign currency
         exchange agreements...........      $145         $241          $226         $317
                                                         September 30,
                                      ---------------------------------------------------
                                                1994                        1993
                                      ------------------------   ------------------------
                                      Contract or   Unrealized   Contract or   Unrealized
                                       Notional       Gains/      Notional       Gains/
                                        Amount       (Losses)      Amount       (Losses)
                                      -----------   ----------   -----------   ----------
                                                     (Dollars in Millions)
      Off-balance sheet financial
         instruments:

      Inventory lines of credit........      $736           -           $640           -
      Foreign currency exchange
         agreements....................    $4,024         $249        $2,830         $(63)
      Interest rate exchange
         agreements....................    $8,113         $102        $6,398          $31
      Indexed note swap agreements.....    $2,407        $(162)       $1,431          $60

      The fair value estimates presented herein are based on pertinent information available to management as of September 30, 1994 and 1993. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since September 30, 1994 and 1993 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Fair Value of Financial Instruments (Continued)
- --------------------------------------------

      The  methods  and  assumptions  used to  estimate  the  fair    value of
      financial instruments are summarized as follows:

      Cash and Cash Equivalents
      -------------------------

      The carrying amount of cash and cash equivalents approximates market value due to the short maturity of these investments.

      Investments in Marketable Securities
      ------------------------------------

      The fair value of marketable securities was estimated using quoted market prices as of September 30, 1994 and 1993.

      Finance Receivables
      -------------------

      The carrying amount of finance receivables, net excludes $1.4 billion and $1.6 billion of direct finance leases at September 30, 1994 and 1993, respectively. The carrying amount of $1.1 billion and $1.0 billion of variable rate finance receivables was assumed to approximate fair value as they repriced at prevailing market rates at September 30, 1994 and 1993, respectively. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using the rates at which loans of similar credit quality and maturity would be made as of September 30, 1994 and 1993.

      Other Receivables
      -----------------

      Other receivables are presented excluding the receivables arising from foreign currency exchange agreements. The fair value of excess servicing and the limited interest in the trust was estimated by discounting cash flows using quoted market interest rates as of September 30, 1994 and 1993. The carrying amount of the remaining other receivables approximates market value due to the short maturity of these instruments.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Fair Value of Financial Instruments (Continued)
- --------------------------------------------

      Notes and Loans Payable
      -----------------------

      The fair value of notes and loans payable was estimated using quoted market prices where available as of September 30, 1994 and 1993. The fair value of notes and loans payable where market prices were not available was estimated by discounting cash flows using the interest rates at which debt of similar credit quality and maturity would be made as of September 30, 1994 and 1993. The carrying amount of commercial paper was assumed to approximate fair value due to the short maturity of these instruments.

      Inventory Lines of Credit
      -------------------------

      The contractual values of the unused portion of extended inventory floorplan lines of credit approximates market value since they reprice at prevailing market rates.

      Foreign Currency Exchange Agreements
      ------------------------------------

      The estimated fair value of TMCC's existing foreign currency exchange agreements was derived by discounting expected cash flows over the remaining term of the agreements using quoted market exchange rates and quoted market interest rates as of September 30, 1994 and 1993.

      Interest Rate Exchange Agreements
      ---------------------------------

      The estimated fair value of TMCC's existing interest rate exchange agreements was derived by discounting expected cash flows using quoted market interest rates as of September 30, 1994 and 1993.

      Indexed Note Swap Agreements
      ----------------------------

      The estimated fair value of TMCC's existing indexed note swap agreements was derived by discounting expected cash flows over the remaining term of the agreements using market exchange rates and market interest rates as of September 30, 1994 and 1993.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Financial Instruments with Off-Balance Sheet Risk
- -----------------------------------------------------------

      Inventory Lines of Credit
      -------------------------

      TMCC has extended inventory floorplan lines of credit to dealers, the unused portion of which amounted to $736 million and $640 million at September 30, 1994 and 1993, respectively. Security interests are acquired in the vehicles and equipment financed, and substantially all such financings are backed by corporate or individual guarantees from or on behalf of the participating dealers.

      Foreign Currency and Interest Rate Exchange Agreements
      ------------------------------------------------------

      TMCC utilizes a variety  of financial instruments to manage  its foreign
      currency  exchange rate  risk and interest  rate risk.   TMCC  does  not
      enter into these instruments for trading purposes.

      TMCC utilizes foreign currency exchange agreements and interest rate exchange agreements to manage exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executed foreign currency exchange agreements. These exchange agreements involve agreements to exchange TMCC's foreign currency principal obligations for U.S. dollar obligations at agreed-upon currency exchange rates and to exchange fixed and floating interest rate obligations. The aggregate notional amounts of foreign currency exchange agreements at September 30, 1994 and 1993 were $4.0 billion and $2.8 billion, respectively. In the event that a counterparty fails to perform, TMCC's exposure is limited to the currency exchange and interest rate differential. TMCC does not anticipate nonperformance by any of its counterparties.

      TMCC utilizes interest rate exchange agreements and to a lesser extent corridors and other option-based products in managing its exposure to interest rate fluctuations. TMCC's interest rate exchange agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate exchange agreements may also involve basis swap contracts, which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. TMCC also enters into corridor contracts where TMCC is a fixed rate payor when an underlying floating indice is within a prespecified range, and a floating rate payor otherwise. The underlying notional amounts are not exchanged and do not represent exposure to credit loss. In the event that a counterparty fails to perform, TMCC's exposure is limited to the interest rate differential. TMCC does not anticipate nonperformance by any of its counterparties. The aggregate notional amounts of interest rate exchange agreements outstanding at

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Financial Instruments with Off-Balance Sheet Risk (Continued)
- -----------------------------------------------------------

      Foreign Currency and Interest Rate Exchange Agreements (continued)
      ------------------------------------------------------

      September 30, 1994 and 1993, were $8.1 billion and $6.4 billion, respectively. At September 30, 1994, TMCC was the fixed rate payor on $4.8 billion of interest rate exchange agreements, floating rate payor on $1.4 billion of such agreements, counterparty to $1.4 billion of basis swap contracts, and counterparty to $0.5 billion of corridor contracts. Interest rate exchange agreements and other option based products are executed as an integral part of specific debt transactions and on a portfolio basis. The differential paid or received on such agreements is recorded as an adjustment to Interest Expense over the term of the underlying debt. Master netting agreements, with all interest rate exchange agreement counterparties, also exist allowing the net difference between counterparties to be exchanged in the event of default.

      TMCC utilizes indexed note swap agreements in managing its exposure to indexed notes. Indexed notes are debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying instruments. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities. In the event that a counterparty fails to perform, TMCC's exposure is limited to the difference between the indexed amounts that should have been received and the amounts that should have been paid. TMCC does not anticipate nonperformance by any of its counterparties. At
      September 30, 1994, TMCC was the counterparty to $2.4 billion of indexed note swap agreements, of which $0.9 billion was denominated in foreign currencies and $1.5 billion was denominated in U.S. dollars. At September 30, 1993, TMCC was the counterparty to $1.4 billion of indexed note swap agreements, of which $0.2 billion was denominated in foreign currencies and $1.2 billion was denominated in U.S. dollars.

      For  all   of  its   derivative  financial  instruments,   TMCC  manages
      counterparty risk through the use of credit standard guidelines, counterparty diversification and financial condition monitoring.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Pension and Other Benefit Plans
- -----------------------------------------

      All full-time employees of the Company are eligible to participate in the TMS pension plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service and the highest sixty consecutive months' compensation, reduced by a percentage of social security benefits. For the years ended September 30, 1994, 1993 and 1992, the Company's pension expense was $3 million, $3 million and $2 million, respectively. At September 30, 1994, 1993 and 1992, the accumulated benefit obligation and plan net assets for employees of the Company were not determined separately from TMS; however, the plan's net assets available for benefits exceeded the accumulated benefit obligation. TMS funding policy is to contribute annually the maximum amount deductible for federal income tax purposes.

      In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement No. 112"). Statement No. 112 requires accrual, during the years that the employee renders the necessary service or when it is probable that a liability has been incurred, of the expected cost of providing postemployment benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. The Company's current practice of accounting for these benefits is on a cash basis. Statement No. 112 is effective for fiscal years beginning after December 15, 1993. The Company plans to adopt Statement No. 112 in the first interim period of fiscal year 1995. The impact of adoption on the financial position or results of operations is not expected to be material.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Provision for Income Taxes
- ------------------------------------

     The provision for income taxes consisted of the following:

                                               Years ended September 30,
                                               --------------------------
                                               1994       1993       1992
                                               ----       ----       ----
                                                  (Dollars in Millions)
     Current
        Federal...........................     $  6       $ 94       $(38)
        State.............................        4          4          2
                                               ----       ----       ----
           Total current .................       10         98        (36)
                                               ----       ----       ----
     Deferred
        Federal...........................       86         (9)        97
        State.............................       22          8          7
                                               ----       ----       ----
           Total deferred.................      108         (1)       104
                                               ----       ----       ----
              Provision for income taxes..     $118       $ 97       $ 68
                                               ====       ====       ====

     The deferred income tax liabilities by jurisdictions are as follows:

                                                     September 30, 1994
                                                    ---------------------
                                                    (Dollars in Millions)
     Federal........................................         $340
     State..........................................           46
                                                             ----
        Net deferred income tax liability...........         $386
                                                             ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Provision for Income Taxes (Continued)
- ------------------------------------

     The Company's deferred tax assets and liabilities consisted of the following:

                                                        September 30, 1994
                                                       --------------------
                                                       (Dollars in Millions)
     Assets:
        Alternative minimum tax.......................          $248
        Provision for losses..........................            76
        Deferred administrative fees..................            41
        NOL carryforwards.............................            27
        Deferred acquisition costs....................            10
        Unearned insurance premiums...................             4
        Revenue recognition...........................             3
        Other.........................................             2
                                                                ----
                                                                 411
        Valuation allowance...........................             0
                                                                ----
           Deferred tax assets........................           411
                                                                ----
     Liabilities:
        Lease transactions............................           740
        State taxes...................................            57
                                                                ----
           Deferred tax liabilities...................           797
                                                                ----
              Net deferred income tax liability.......          $386
                                                                ====

     TMCC has state tax net operating loss carryforwards of $423 million expiring between fiscal years 1995 and 2008.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Provision for Income Taxes (Continued)
- ------------------------------------

      A reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and actual income taxes provided is as follows:

                                                Years ended September 30,
                                                -------------------------
                                                1994       1993      1992
                                                ----       ----      ----
                                                  (Dollars in Millions)
      Provision for income taxes at
         federal statutory tax rate.........    $103        $88       $60
      State and local taxes (net of
         federal tax benefit)...............      17          8         6
      Other.................................      (2)         1         2
                                                ----        ---       ---
         Provision for income taxes.........    $118        $97       $68
                                                ====        ===       ===

      Effective tax rate....................  40.24%     38.01%    38.97%

Note 13 - Lines of Credit/Standby Letters of Credit
- ---------------------------------------------------

      To support its commercial paper program, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $1.5 billion at September 30, 1994. Interest is charged at certain market rates, at the option of TMCC. No loans were outstanding under any of these bank credit facilities.

      To facilitate and maintain letters of credit, TMCC maintains uncommitted, unsecured lines of credit with banks totalling $300 million. At September 30, 1994, approximately $123 million in letters of credit had been issued, primarily related to the Company's insurance operations. The letters of credit for the insurance companies are used to satisfy requirements of certain insurance carriers and state insurance regulatory agencies, consistent with insurance industry practices.

                            TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Commitments and Contingent Liabilities
- ------------------------------------------------

      At September 30, 1994, the Company was a lessee under lease agreements for facilities which provide minimum annual rental as follows: years ending September 30, 1995 - $8 million; 1996 - $7 million; 1997 - $6 million; 1998 - $5 million; 1999 - $3 million; and thereafter - $8 million.

      TMCC has guaranteed payments of principal and interest on $58 million principal amount of flexible rate demand pollution control revenue bonds maturing in 2006, issued in connection with the Kentucky manufacturing facility of an affiliate.

      Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Two such suits involve collateral protection practices and are similar to suits which have been filed against other financial institutions and captive finance companies. Court approval of a settlement agreement is pending as to both collateral protection practices suits. At this time, the Company believes any resulting liability from the above legal actions, proceedings and other claims will not materially affect the financial position or results of operations.

Note 15 - Selected Quarterly Financial Data (Unaudited)
- -------------------------------------------------------

                                           Total                  Depreciation
                                         Financing     Interest   on Operating     Net
                                         Revenues      Expense       Leases       Income
                                        ----------     --------   ------------   --------
                                                         (Dollars in Millions)
     Year Ended September 30, 1994:

        First quarter...............        $  370         $110           $139       $ 46
        Second quarter..............           396          112            159         45
        Third quarter...............           446          125            196         39
        Fourth quarter..............           517          139            241         45
                                            ------         ----           ----       ----
           Total....................        $1,729         $486           $735       $175
                                            ======         ====           ====       ====

     Year Ended September 30, 1993:

        First quarter...............        $  298         $114           $ 76       $ 35
        Second quarter..............           316          111             86         36
        Third quarter...............           335          116            101         40
        Fourth quarter..............           346          113            118         47
                                            ------         ----           ----       ----
           Total....................        $1,295         $454           $381       $158
                                            ======         ====           ====       ====

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES






To the Board of Directors and Shareholder of Toyota Motor Credit Corporation



Our audits of the consolidated financial statements referred to in our report dated October 31, 1994 appearing on page 21 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/S/ PRICE WATERHOUSE LLP



Los Angeles, California
October 31, 1994

                                                               SCHEDULE VII

                                                 GUARANTEES OF SECURITIES OF OTHER ISSUERS

       Column A          Column B            Column C        Column D            Column E        Column F       Column G
       --------          --------            --------        --------            --------        --------       --------
                                                                                                                Nature of any
                                                                                                                 default by
                                                                                                                  issuer of
                                                                                                                  securities
                                                                                                                guaranteed in
                                                                                                                  principal,
      Name of issuer of                                                                                           interest,
         securities                                           Amount owned by     Amount in                      sinking fund
        guaranteed by    Title of issue of                   person or persons   treasury of                     or redemption
      person for which     each class of      Total amount       for which        issuer of                     provisions, or
        statement is        securities       guaranteed and     statement is     securities        Nature of      payment of
            filed           guaranteed        outstanding          filed         guaranteed        guarantee      dividends
      -----------------  -----------------   --------------  -----------------   ------------    -------------  --------------
          Kentucky         Flexible Rate      $58,000,000            $0              $0          Guarantee of        None
          Pollution       Demand Pollution                                                       principal and    applicable
        Abatement and     Control Revenue                                                          interest
       Water Resources         Bonds
      Finance Authority



                                                             SCHEDULE IX

                                                     SHORT-TERM BORROWINGS <F1>
            Column A                                    Column B     Column C    Column D      Column E     Column F
            --------                                    --------     --------    --------      --------     --------

                                                                                 Maximum        Average      Weighted
                                                                     Weighted     amount        amount       average
                                                       Balance       average   outstanding    outstanding    interest
                 Category of aggregate                  at end       interest   during the    during the   rate during
                 short-term borrowings                of period        rate    period <F2>    period <F3>   the period
            ---------------------------------         ---------     --------   -----------    -----------  -----------
                                                                               (Dollars in Millions)

            Fiscal 1994:
                 Commercial paper program........       $962         4.43%       $1,372        $894         3.84%<F4>
                 Medium-term notes...............       $622         4.77%         $850        $691         3.77%<F5>
            Fiscal 1993:
                 Commercial paper program........       $351         3.14%         $531        $372         3.19%<F4>
                 Medium-term notes...............       $516         3.02%         $536        $392         3.07%<F5>
            Fiscal 1992:
                 Commercial paper program........       $390         3.38%         $502        $395         4.21%<F4>
                 Medium-term notes...............       $205         3.35%         $602        $353         5.34%<F5>
                 Commercial paper-other..........         -            -           $250         $44         4.69%<F5>

            <F1> The commercial paper program and commercial paper-other are comprised of short-term, unsecured promissory notes with original maturities ranging from one day to nine months.  The balance is shown gross of unamortized discount. Medium-term notes, shown at face value, have original maturities no less than nine months.
            <F2> The maximum amount outstanding at any month end during the period.
            <F3> The average amount outstanding during the period represents the daily average outstanding.
            <F4> The weighted average interest rate represents the effective rate based on a 360 day money market yield.
            <F5> The weighted average interest rate represents total actual short-term interest expense divided by the daily average debt outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of TMCC.

           Name                Age              Position
           ----                ---              --------

Shinji Sakai..............      57     Director and President, TMCC;
                                       Director and President, TMS;
                                       Director, TMC

Nobu Shigemi..............      50     Director, Senior Vice President
                                       and Treasurer, TMCC; Group Vice
                                       President, TMS

John McGovern.............      54     Director, Senior Vice President
                                       and Secretary, TMCC; Senior Vice
                                       President and Secretary, TMS

Wolfgang Jahn.............      55     Director, Group Vice President
                                       and General Manager, TMCC;
                                       Group Vice President, TMS

Robert Pitts..............      46     Director and Assistant Secretary,
                                       TMCC; Group Vice President, TMS

Yale Gieszl...............      52     Director, TMCC; Director and
                                       Executive Vice President, TMS

Takashi Nishiyama.........      51     Director, TMCC; Senior Vice
                                       President and Treasurer, TMS

Hiroshi Okuda.............      61     Director, TMCC; Director, TMS;
                                       Director and Executive Vice
                                       President, TMC

All directors of TMCC are elected annually and hold office until their successors are elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

Mr. Sakai was named Director and President of TMCC in June 1992. He is also a Director and President of TMS, positions he has held since June 1992. In September 1988, Mr. Sakai was named a Director of TMC, and from September 1988 to May 1992, he was General Manager of the North American Division of TMC. Mr. Sakai has been employed with TMC, in various positions, since 1961.

Mr. Shigemi was named Director, Senior Vice President and Treasurer of TMCC and a Group Vice President of TMS in September 1994. From January 1994 to August 1994, Mr. Shigemi was General Manager of TMC's Finance Division. From January 1993 to December 1993, he was the Project General Manager of the Accounting Division of TMC. From February 1982 to December 1992, he worked in the Tokyo Secretarial Division having been named a manager in February 1983 and Deputy General Manager in February 1990. Mr. Shigemi has been employed with TMC, in various positions, since 1968.

Mr. McGovern was named Director, Senior Vice President, and Secretary of TMCC in January 1993. He is also a Senior Vice President and Secretary of TMS, positions he has held since January 1993. From January 1987 to November 1989, he was a Vice President and a General Manager of TMS, and from December 1989 to December 1992, he was a Group Vice President of TMS. Mr. McGovern has been employed with TMS, in various positions, since 1970.

Mr. Jahn was named Director and Group Vice President of TMCC in April 1993. In December 1994, Mr. Jahn was also named General Manager of TMCC and a Group Vice President of TMS. From January 1985 to March 1993, he was a Vice President of TMCC, and from September 1988 to March 1993, he was also the Assistant Secretary of TMCC. From January 1987 to March 1993, he held the position of Vice President of TMS. Mr. Jahn has been employed with TMS and TMCC, in various positions, since 1973.

Mr. Pitts was named Director and Assistant Secretary of TMCC in April 1993. He is also a Group Vice President of TMS, a position he has held since April 1993. From January 1984 to March 1993, he was an executive with TMCC having been named General Manager in January 1984 and Vice President in April 1989. Mr. Pitts has been employed with TMS and TMCC, in various positions, since 1971.

Mr. Gieszl was named Director of TMCC in September 1988. He is also a Director and Executive Vice President of TMS, positions he has held since December 1989 and June 1992, respectively. From January 1982 to May 1992, he was a Senior Vice President of TMS. From October 1982 to May 1992, he held the position of Senior Vice President of TMCC, and from September 1988 to May 1992, he also held the position of Secretary of TMCC. Mr. Gieszl has been employed with TMS, in various positions, since 1970.

Mr. Nishiyama was named Director of TMCC in January 1994. He was also named a Senior Vice President and Treasurer of TMS in January 1994. From February 1989 to December 1993, he was General Manager of the Europe and Africa Project Division of TMC. From February 1986 to January 1989, he was Executive Vice President of Salvador Caetano S.A. Portugal. Mr. Nishiyama has been employed with TMC, in various positions, since 1965.

Mr. Okuda was named Director of TMCC in March 1989 and Director of TMS in December 1988. He has served on TMC's Board of Directors since July 1982, named Managing Director in September 1987, Senior Managing Director in September 1988 and Executive Vice President in September 1992. Mr. Okuda has been employed with TMC, in various positions, since 1955.


ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid to the Company's principal executive officer and the most highly compensated executive officers whose salary and bonus for the latest fiscal year exceeded $100,000, for services rendered in all capacities to the Company for the three years ended September 30, 1994, 1993 and 1992.

                                   Annual Compensation<F1>
                         --------------------------------------------      All
                                                         Other Annual     Other
     Name and            Fiscal                          Compensation
Principal Position        Year   Salary ($)   Bonus ($)  ($)<F2><F3>   <$><F2><F4>
- ---------------------    ------  ----------   ---------  ------------  ------------
Wolfgang Jahn             1994     $199,800     $91,300                      $7,500
Group Vice President      1993     $123,900     $57,700                      $7,000
                          1992      $57,400     $26,900

Takafumi Murai            1994     $124,900     $26,500       $22,500
Senior Vice President     1993     $126,700     $24,300       $28,600
                          1992     $129,700     $22,900

- ------------

<F1>   Mr. Jahn  has  worked  full-time  for  the Company  since  April  1993.   Mr.  Jahn's  cash
       compensation for the periods prior to April 1993,  included in the above table,  represents an allocated  amount of his  total compensation  based on his  time spent  working for  the
       Company.  Mr. Murai also  worked for TMS, and the cash  compensation included in  the above table represents an allocated amount of his total  compensation based on time spent working for the Company.  Mr. Murai was transferred to TMC in September 1994.
<F2>   Under  the SEC transition  provisions in connection with  adoption of  the revised rules on disclosure  of executive  compensation, no  disclosure is  required with  respect  to Other
       Annual Compensation and All Other Compensation for fiscal 1992.
<F3>   This amount represents a housing allowance.
<F4>   The amounts in this  column represent  the  Company's allocated contribution under  the TMS
       Savings  Plan.   Mr.  Jahn also  receive  contributions from  TMS, no  portion of  which is attributable to the  Company.  Under the  TMS Savings Plan, which  is open to  all eligible employees, eligible participants may elect, subject to applicable law, to have  up to 6% of their base compensation  paid to the plan  on a pre-tax basis  and the Company will make  a matching  contribution equal  to two-thirds of  the employee's  contribution.  Participants
       are vested 25%  each year with  respect to  the Company's contribution.   Participants  are
       fully vested  after  four years.   Subject  to the  limitations of  the TMS  Savings  Plan,
       employee  and Company  contributions are  invested  at the  discretion  of the  employee in various investment options.

Employee Benefit Plan

All full-time employees of the Company are eligible to participate in the TMS Pension Plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon final average compensation, final average bonus and years of credited service. Final average compensation is defined as the average of the participant's base rate of pay, plus overtime, during the highest-paid 60 consecutive months prior to the earlier of termination or normal retirement. Final average bonus is defined as the highest average of the participant's fiscal year bonus, and basic seniority-based cash bonus for non-managerial personnel, over a period of 60 consecutive months prior to the earlier of termination or normal retirement. A participant generally becomes eligible for the normal retirement benefit at age 62, and may be eligible for early retirement benefits starting at age 55.

The annual normal retirement benefit, payable monthly, is an amount equal to the number of years of credited service (up to 25 years) multiplied by the sum of (i) 2% of the participant's final average compensation less 2% of the estimated annual Social Security benefit payable to the participant at normal retirement and (ii) 1% of the participant's final average bonus. The normal retirement benefit is subject to reduction for certain benefits under any union-sponsored retirement plan and benefits attributable to employer contributions under any defined-contribution retirement plan maintained by TMS and its subsidiaries or any affiliate.

The following pension plan table presents typical annual retirement benefits under the TMS Pension Plan for various combinations of compensation and years of credited service for participants who retire at age 62, assuming no final average bonus and excluding Social Security offset amounts. The amounts are subject to Federal statutory limitations governing pension calculations and benefits.

                                  Annual Benefits for
      Final Average            Years of Credited Service
         Annual          --------------------------------------
      Compensation          15             20             25
      ------------       --------       --------       --------
         $50,000          $15,000        $20,000        $25,000
        $100,000          $30,000        $40,000        $50,000
        $150,000          $45,000        $60,000        $75,000
        $200,000          $60,000        $80,000       $100,000
        $250,000          $75,000       $100,000       $125,000
        $300,000          $90,000       $120,000       $150,000
        $350,000         $105,000       $140,000       $175,000
        $400,000         $120,000       $160,000       $200,000

Mr. Jahn is a participant in the TMS Pension Plan and has 21 years of credited service as of September 30, 1994. Based upon years of credited service and the portion of earnings allocable to the Company, Mr. Jahn would be entitled to receive approximately $19,000 in annual pension benefit payments at age 62. Mr. Jahn would also be entitled to receive pension benefits from TMS based upon services to and compensation by TMS, no portion of which is attributable to the Company.

Compensation of Directors

No fees are paid to members of the Board of Directors of TMCC for their services as directors.

Compensation Committee Interlocks and Insider Participation

Members of the Executive Committee of the Board of Directors, which consists of the directors of the Company other than Mr. Okuda, participate in decisions regarding the compensation of the executive officers of the Company. Certain of the members of the Executive Committee are current or former executive officers of the Company. Certain of the members of the Executive Committee are also current executive officers and directors of TMS and its affiliates and participate in compensation decisions for those entities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the date hereof, all of TMCC's capital stock is owned by TMS.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company enters into various transactions with TMS as described below. Certain of the directors and executive officers of TMCC are also directors and executive officers of TMS.

To maintain fixed charge coverage at the level specified in the Operating Agreement, TMS from time to time has made noninterest-bearing advances and income maintenance payments to TMCC. TMS also provides certain technical and administrative services and incurs certain expenses on the Company's behalf and, accordingly, allocates these charges to the Company. The following table summarizes all such support.

                                              Years Ended September 30,
                                          --------------------------------
                                          1994   1993   1992   1991   1990
                                          ----   ----   ----   ----   ----
                                               (Dollars in Millions)
Total technical and administrative
  expenses incurred by Parent............  $ 7    $ 6    $ 5    $ 4    $ 2
Total technical and administrative
 expenses reimbursed to Parent...........   (7)    (6)    (5)    (4)    (2)
Imputed interest on noninterest-bearing
  advances from Parent...................    -      -      -      -      1
Income maintenance payments from Parent..    -      -      -      -      -
                                           ---    ---    ---    ---    ---
Parent adjustment........................  $ -    $ -    $ -    $ -    $ 1
                                           ===    ===    ===    ===    ===

The Operating Agreement provides that TMCC will establish its own financing rates and is under no obligation to TMS to finance wholesale obligations from any dealers or retail obligations of any customers. TMCC may extend, reduce or cancel credit to dealers and to customers based upon TMCC's own credit criteria. Pursuant to the Operating Agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of a dealer default.

TMS made equity contributions to TMCC by purchasing at par value all of the newly issued shares of TMCC's capital stock in the amount of $185 million, $50 million, $80 million and $75 million for the years ended September 30, 1994, 1993, 1992 and 1990, respectively. TMS made no equity contributions to TMCC during fiscal 1991.

TMCC has an arrangement to borrow funds from TMS at rates which approximate the Federal Reserve Board's one-month commercial paper composite rate for firms whose bonds are rated AA. For the years ended September 30, 1994, 1993, 1992, 1991 and 1990, the highest amounts of borrowings from TMS outstanding at any one time, including non-interest bearing advances, were $161 million, $117 million, $360 million, $81 million and $167 million, respectively and the average amount of borrowings from TMS, including noninterest-bearing advances, were $6 million, $7 million, $56 million, $6 million and $42 million, respectively. Interest charges related to these interest-bearing borrowings from TMS for fiscal 1994, 1993, 1992, 1991 and 1990 were $0.3 million, $0.2 million, $2.3 million, $0.4 million and $3.2 million, respectively. The Operating Agreement provides that borrowings from TMS are subordinated to all other indebtedness of TMCC.

In the second quarter of fiscal 1993, the Company began leasing its headquarters facility from TMS. The amount of rent expense paid to TMS totaled $3 million and $2 million for the years ended September 30, 1994 and 1993, respectively.

TMIS and TMICV provide certain insurance services, and insurance and reinsurance coverages, respectively, to TMS. Insurance premiums, commissions and fees earned during the years ended September 30, 1994, 1993, 1992, 1991 and 1990 included $7 million, $9 million, $7 million, $5 million and $3 million, respectively, related to these services and coverages.

TMCC provides financing and leasing services related to various programs sponsored from time to time by TMS for the sale and lease of Toyota and Lexus vehicles and Toyota industrial equipment. During the years ended September 30, 1994, 1993, 1992, 1991 and 1990, TMCC recognized revenue of
$54 million, $25 million, $16 million, $7 million and $5 million, respectively, related to the amounts received from TMS for these programs.

TMCC provides certain leasing and financing services to TMS. For the years ended September 30, 1994, 1993, 1992, 1991 and 1990, TMCC recognized revenue of $3 million, $3 million, $4 million, $7 million and $3 million, respectively, related to these services.

TMCC has guaranteed payments of principal and interest on $58 million principal amount of flexible rate demand pollution control revenue bonds maturing in 2006, issued in connection with the Kentucky manufacturing facility of an affiliate.

The  Company joins with TMS in  filing consolidated federal income tax returns
and combined  or  consolidated income  tax  returns in  certain  states.   See
Item 8, Note 2.

From time to time, the Company enters into various other transactions with TMS. Management of the Company believes that the terms of such transactions have been established as if negotiated on an "arms-length" basis, and that all such transactions are not, in the aggregate, material to either TMS or the Company.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements

          Included in Part II, Item 8 of this Form 10-K. See Index to Financial Statements and Schedules on page 20.

   (2)Financial Statement Schedules

          Included in Part II, Item 8 of this Form 10-K. See Index to Financial Statements and Schedules on page 20.

   (3)Exhibits

          The exhibits listed on the accompanying Exhibit Index, starting on page 59, are filed as part of, or incorporated by reference into, this Report.

(b)Reports on Form 8-K

          There were no reports on Form 8-K filed by the registrant during the quarter ended September 30, 1994.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 22nd day of December, 1994.

                                        TOYOTA MOTOR CREDIT CORPORATION


                                        By     /S/ WOLFGANG JAHN
                                           ------------------------------
                                                   Wolfgang Jahn
                                             Group Vice President and
                                                  General Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 22nd day of December, 1994.

            Signature                                   Title
            ---------                                   -----
                                           Group Vice President and General
                                                 Manager and Director
      /S/ WOLFGANG JAHN                      (principal executive officer)
- ------------------------------------
          Wolfgang Jahn

                                                Senior Vice President/
                                                Treasurer and Director
      /S/ NOBU SHIGEMI                       (principal financial officer)
- ------------------------------------
          Nobu Shigemi

                                              Corporate Manager - Finance
                                                  and Administration
      /S/ PATRICK BREENE                     (principal accounting officer)
- ------------------------------------
          Patrick Breene



      /S/ SHINJI SAKAI                                  Director
- ------------------------------------
          Shinji Sakai



      /S/ JOHN MCGOVERN                                 Director
- ------------------------------------
          John McGovern



      /S/ TAKASHI NISHIYAMA                             Director
- ------------------------------------
          Takashi Nishiyama

                                 EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
- -------                         -----------                        --------

3.1(a)    Articles of Incorporation filed with the California
          Secretary of State on October 4, 1982.                     (1)

3.1(b)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          January 24, 1984.                                          (1)

3.1(c)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          January 25, 1985.                                          (1)

3.1(d)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          September 6, 1985.                                         (1)

3.1(e)    Certificate of Amendment of Articles  of Incorporation
          filed with the California Secretary of State on
          February 28, 1986.                                         (1)

3.1(f)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          December 3, 1986.                                          (1)

3.1(g)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          March 9, 1987.                                             (1)

3.1(h)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          December 20, 1989.                                         (2)

3.2       Bylaws as amended through January 16, 1993.               (11)

4.2       Issuing and Paying Agency Agreement dated August 1,
          1990 between TMCC and Bankers Trust Company.               (3)

4.3(a)    Indenture dated as of August 1, 1991 between TMCC and
          The Chase Manhattan Bank, N.A.                             (4)

- -----------------
(1) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.
(2) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1989.
(3) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1990.
(4) Incorporated herein by reference to Exhibit 4.1(a), filed with TMCC's Registration Statement on Form S-3, File No. 33-52359.
(11) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1993.

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
- -------                         -----------                         ------

4.3(b)   First Supplemental Indenture dated as of
         October 1, 1991 among TMCC, Bankers Trust Company
         and The Chase Manhattan Bank, N.A.                          (5)

4.4      Amended and Restated Agency Agreement dated as of          Filed
         July 28, 1994, among TMCC, The Chase Manhattan Bank,      Herewith
         N.A. and Chase Manhattan Bank Luxembourg S.A.

4.5 TMCC has outstanding certain long-term debt as set forth in Note 8 of the Notes to Consolidated Financial Statements. Not filed herein as an exhibit, pursuant to
         Item 601(b) (4)-(iii)(A) of Regulation S-K under the Securities Act of 1933, is any instrument which defines the rights of holders of such long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of TMCC and its subsidiaries on a consolidated basis. TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request.

10.1     Operating Agreement dated January 16, 1984 between
         TMCC and TMS.                                               (1)

10.2     Financial Service Agreement dated December 21, 1984
         between TMCC and World Omni Financial Corporation,
         as amended June 6, 1988.                                    (1)

10.2(a)  Addendum to Financial Services Agreement dated
         January 1, 1991, between TMCC and World Omni Financial
         Corporation.                                                (6)

10.2(b)  Amendment to Financial Services Agreement dated
         March 1, 1992, between TMCC and World Omni Financial
         Corporation.                                                (7)

10.2(c)  Amendment to Financial Services Agreement dated            Filed
         March 1, 1994, between TMCC and World Omni Financial      Herewith
         Corporation

- -----------------
(1) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.
(5) Incorporated herein by reference to Exhibit 4.1 filed with TMCC's Current Report on Form 8-K dated October 16, 1991.
(6) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1991.
(7) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1992.

                                 EXHIBIT INDEX
                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
- -------                         -----------                         ------

10.4     TMS Pension Plan 1987 Restatement.                          (1)

10.5     TMS Savings Plan 1987 Restatement.                          (1)

10.6     Form of Indemnification Agreement between TMCC and
         its directors and officers.                                 (1)

10.7     Form of Pooling and Servicing Agreement among Toyota
         Motor Credit Receivables Corporation, as Seller,
         Toyota Motor Credit Corporation as Servicer, and
         the Chase Manhattan Bank N.A. as Trustee (including
         forms of Class A and Class B Certificates).                 (8)

10.8     Form of Standard Terms and Conditions of Pooling and
         Servicing Agreement.                                        (9)

10.9     Form of Receivables Purchase Agreement.                    (10)

10.10    Three-year Credit Agreement (the "Three-year Agreement")   Filed
         dated as of September 29, 1994 among TMCC, Morgan         Herewith
         Guaranty Trust Company of New York, as agent, and
         Bank of America National Trust and Savings Association,
         The Bank of Tokyo, Ltd., The Chase  Manhattan Bank, N.A.,
         Citicorp USA, Inc. and Credit Suisse, as Co-Agents.
         Not filed herein as an exhibit, pursuant to Instruction 2 to Item 601 of Regulation S-K under the Securities Act of
         1933, is the 364-day Credit Agreement (the "364-day
         Agreement") among TMCC and the banks who are party to the Three-year Agreement. Filed herewith is a
         Schedule identifying the 364-day Agreement and setting forth the material details in which the 364-day
         Agreement differs from the Three-year Agreement. TMCC agrees to furnish a copy of the 364-day Agreement to the Securities and Exchange Commission upon request.

- ----------------
(1) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.
(8) Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Receivables 1993-A Grantor Trust's Registration Statement on Form S-1, File No. 33-65348.
(9) Incorporated herein by reference to Exhibit 4.2 filed with Toyota Auto Receivables 1993-A Grantor Trust's Registration Statement on Form S-1, File No. 33-65348.
(10) Incorporated herein by reference to Exhibit 10.1 filed with Toyota Auto Receivables 1993-A Grantor Trust's Registration Statement on Form S-1, File No. 33-65348.

                                 EXHIBIT INDEX
                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
- -------                         -----------                         ------

12.1     Calculation of ratio of earnings to fixed charges.         Filed
                                                                   Herewith

12.2     Calculation of ratio of earnings to fixed charges          Filed
         excluding parent adjustment.                              Herewith

21.1     TMCC's list of subsidiaries.                               Filed
                                                                   Herewith

23.1     Consent of Independent Accountants                         Filed
                                                                   Herewith

27.1     Financial Data Schedule                                    Filed
                                                                   Herewith