Form 10-Q
period 1994-12-31
TOYOTA MOTOR CREDIT CORP
filed 1995-02-10
CIK 834071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1994
                                     -----------------
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

          As of January 31, 1995, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 86,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                               December 31,  September 30,  December 31,
                                                   1994           1994          1993
                                               ------------  -------------  ------------
                                               (Unaudited)                  (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................          $   305        $   277       $    83
Investments in marketable securities......              138            102           110
Finance receivables, net..................            8,023          7,776         7,468
Investments in operating leases, net......            6,676          6,215         3,501
Receivable from Parent....................               -              37            -
Other receivables.........................              191            221            76
Deferred charges..........................               71             36            40
Other assets..............................               67             55            45
                                                    -------        -------       -------

         Total Assets.....................          $15,471        $14,719       $11,323
                                                    =======        =======       =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................          $12,435        $11,833       $ 8,848
Accrued interest..........................              161            156           133
Accounts payable and accrued expenses.....              788            725           685
Unearned insurance premiums...............               59             61            72
Payable to Parent.........................               13             -             46
Income taxes payable......................               12             31            22
Deferred income taxes.....................              432            386           304
                                                    -------        -------       -------
      Total liabilities...................           13,900         13,192        10,110
                                                    -------        -------       -------

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 86,500 at
      December 31, 1994 and
      September 30, 1994, and 68,000 at
      December 31, 1993)..................              865            865           680
   Retained earnings......................              706            662           533
                                                    -------        -------       -------
      Total shareholder's equity..........            1,571          1,527         1,213
                                                    -------        -------       -------
         Total Liabilities and
         Shareholder's Equity.............          $15,471        $14,719       $11,323
                                                    =======        =======       =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                                 Three Months Ended
                                                    December 31,
                                                 ------------------
                                                  1994        1993
                                                 ------      ------
                                                     (Unaudited)
Financing Revenues:

   Retail financing........................      $  109      $  104
   Leasing.................................         429         247
   Wholesale and other dealer financing....          26          19
                                                 ------      ------

Total financing revenues...................         564         370

   Interest expense........................         161         110
   Depreciation on operating leases........         277         139
                                                 ------      ------

Net financing revenues.....................         126         121

Other revenues.............................          24          23
                                                 ------      ------

Net Financing Revenues and Other Revenues..         150         144
                                                 ------      ------

Expenses:

   Operating and administrative............          59          54
   Provision for credit losses.............          18          14
                                                 ------      ------

Total Expenses.............................          77          68
                                                 ------      ------

Income before income taxes.................          73          76

Provision for income taxes.................          29          30
                                                 ------      ------

Net Income.................................      $   44      $   46
                                                 ======      ======


       See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                            Three Months Ended December 31,
                                                            -------------------------------
                                                              1994                   1993
                                                            --------               --------
                                                                      (Unaudited)
Cash flows from operating activities:

   Net income..........................................      $   44                  $   46
                                                             ------                  ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization.................         285                     140
         Provision for credit losses...................          18                      14
         Increase (decrease) in accrued interest.......           5                     (15)
         Decrease in unearned insurance premiums.......          (2)                     (2)
         Increase in deferred income taxes.............          46                      26
         Decrease in other assets......................          29                      -
         Increase (decrease) in other liabilities......          35                      (3)
                                                             ------                  ------
   Total adjustments...................................         416                     160
                                                             ------                  ------

Net cash provided by operating activities..............         460                     206
                                                             ------                  ------

Cash flows from investing activities:

   Addition to investments in marketable securities....         (46)                    (45)
   Disposition of investments in marketable
      securities.......................................           8                      72
   Purchase of finance receivables.....................      (2,733)                 (2,490)
   Liquidation of finance receivables..................       2,477                   2,221
   Addition to investments in operating leases.........        (922)                   (681)
   Disposition of investments in operating leases......         177                      86
                                                             ------                  ------

Net cash used in investing activities..................      (1,039)                   (837)
                                                             ------                  ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable...       1,498                     259
   Payments on notes and loans payable.................        (984)                   (622)
   Net increase in commercial paper....................          93                     463
   Net increase in borrowings from Parent..............          -                       40
                                                             ------                  ------

Net cash provided by financing activities..............         607                     140
                                                             ------                  ------

Net increase (decrease) in cash and cash equivalents...          28                    (491)

Cash and cash equivalents at the beginning
   of the period.......................................         277                     574
                                                             ------                  ------

Cash and cash equivalents at the end of the period.....      $  305                  $   83
                                                             ======                  ======

Supplemental disclosures:

   Interest paid.......................................        $149                    $124
   Income taxes paid...................................          $1                     $67

                    See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
- -------------------------------

      Information pertaining to the three months ended December 31, 1994 and 1993 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended December 31, 1994 are not necessarily indicative of those expected for any other interim period or for a full year. Certain December 1993 accounts have been reclassified to conform with the December 1994 presentation.


Note 2 - Finance Receivables
- ----------------------------

      Finance receivables, net consisted of the following:

                                               December 31,    September 30,    December 31,
                                                   1994             1994            1993
                                               ------------    -------------    ------------
                                                           (Dollars in Millions)
         Retail..............................        $5,722           $5,805          $5,173
         Finance leases......................         1,699            1,734           2,000
         Wholesale and other dealer loans....         1,388            1,054           1,219
                                                     ------           ------          ------
                                                      8,809            8,593           8,392
         Unearned income.....................          (682)            (716)           (829)
         Allowance for credit losses.........          (104)            (101)            (95)
                                                     ------           ------          ------
            Finance receivables, net.........        $8,023           $7,776          $7,468
                                                     ======           ======          ======

      Included in finance lease receivables were estimated unguaranteed residual values of $699 million, $694 million and $721 million at
      December  31,   1994,  September  30,   1994  and  December   31,  1993,
      respectively.

      The aggregate balances related to finance receivables 60 or more days past due totaled $16 million, $15 million and $14 million at December 31, 1994, September 30, 1994 and December 31, 1993, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Operating Leases
- ----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                  December 31,  September 30,   December 31,
                                                      1994           1994           1993
                                                  ------------  -------------   ------------
                                                             (Dollars in Millions)
         Vehicles...............................        $7,837         $7,184         $4,047
         Equipment, aircraft and other..........           160            148            116
                                                        ------         ------         ------
                                                         7,997          7,332          4,163
         Accumulated depreciation...............        (1,253)        (1,054)          (631)
         Allowance for credit losses ...........           (68)           (63)           (31)
                                                        ------         ------         ------
            Investments in operating leases, net        $6,676         $6,215         $3,501
                                                        ======         ======         ======


Note 4 - Notes and Loans Payable
- --------------------------------

      Notes and loans payable, which consisted of senior debt, included the following:

                                                  December 31,  September 30,   December 31,
                                                      1994           1994           1993
                                                  ------------  -------------   ------------
                                                            (Dollars in Millions)
         Commercial paper, net...................      $ 1,441        $   960         $  814
                                                       -------        -------         ------
         Other senior debt, due in the years
            ending September 30,:
            1994.................................           -              -           2,200
            1995.................................        3,081          4,010          3,265
            1996.................................        2,546          2,405          1,250
            1997.................................        2,484          2,014            726
            1998.................................        1,272            985            364
            1999.................................          330            233             -
            Thereafter...........................        1,248          1,209            200
                                                       -------        -------         ------
                                                        10,961         10,856          8,005
         Unamortized premium.....................           33             17             29
                                                       -------        -------         ------
            Total other senior debt..............       10,994         10,873          8,034
                                                       -------        -------         ------
               Notes and loans payable...........      $12,435        $11,833         $8,848
                                                       =======        =======         ======

      The weighted average remaining term of commercial paper was 75 days at December 31, 1994 and 21 days at December 31, 1993. The weighted average interest rate on commercial paper was 5.92% and 3.29% at December 31, 1994 and 1993, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (Continued)
- --------------------------------

      The weighted average interest rate on other senior debt was 5.43% at December 31, 1994, including the effect of interest rate exchange agreements. This rate has been calculated on the basis of rates in effect at December 31, 1994, some of which are floating rates that reset daily. Approximately 42% of other senior debt at December 31, 1994 had interest rates, including the effect of interest rate exchange agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 5.38% at December 31, 1994. The mix of TMCC's fixed and floating rate debt changes from time to time as a result of interest rate risk management.

      Included in Notes and Loans Payable at December 31, 1994 were unsecured notes payable in various foreign currencies. Concurrent with the issuance of these unsecured notes, TMCC entered into foreign currency exchange agreements to convert these foreign currency obligations into fixed U.S. dollar obligations for $5.0 billion. TMCC's foreign currency debt is translated into U.S. dollars in the financial statements at the various foreign currency spot rates in effect at December 31, 1994. The receivables or payables, arising as a result of the differences between the December 31, 1994 foreign currency spot rates and the contract rates applicable to the foreign currency exchange agreements, are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would aggregate to a net payable position of $12 million at December 31, 1994.

Note 5 - Recently Adopted Accounting Standards
- ----------------------------------------------

      Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("Statement No. 112"). Statement No. 112 requires accrual, during the years that the employee renders the necessary service or when it is probable that a liability has been incurred, of the expected cost of providing postemployment benefits to former or inactive employees, their beneficiaries, and covered dependents after employment but before retirement. This method differs from the Company's previous practice of accounting for these benefits on a cash basis. The cumulative effect of the change in accounting principle was not material to the Company's financial position or results of operations. Prior period financial statements have not been restated.

                      TOYOTA MOTOR CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Recently Adopted Accounting Standards (Continued)
- ----------------------------------------------

      Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement No. 114") and its amendment Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("Statement No. 118"). Statement No. 114 requires a creditor to evaluate the collectibility of both contractual interest and principal of certain impaired receivables when assessing the need for a loss accrual and to measure loans that are restructured in a troubled debt restructuring to reflect the time value of money.
      Statement No. 114 is not applicable to leases and large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Statement No. 118 amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Statement No. 118 also amends the disclosure requirements in Statement No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The impact of adoption was not material to the Company's financial position or results of operations. Prior period financial statements have not been restated.

      Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). Statement No. 115 addresses the accounting and reporting for investments in all debt securities and for investments in equity securities that have readily determinable fair values. The cumulative effect of the change in accounting principle was not material to the Company's financial position or results of operations. Prior period financial statements have not been restated.

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

As a result of the January 17, 1995 earthquake in Kobe, Japan, Toyota Motor Corporation cancelled two days of production to support relief efforts. The production delays are anticipated to be recovered in a short period of time through overtime work. Parts supply to North American production was not impacted. Although no future earthquake related delays in production or supply are anticipated, there is no assurance that some will not occur. Management does not expect that the effects of the earthquake will have a material adverse impact on the Company's business.

Financial Condition and Results of Operations

TMCC's earning assets, consisting of finance receivables and investments in operating leases, totaled $14.9 billion, $14.2 billion and $11.1 billion at December 31, 1994, September 30, 1994 and December 31, 1993, respectively. The increases in earning assets were primarily due to the growth in leasing.

Retail finance receivables, net of unearned income, were $5.3 billion, $5.4 billion and $4.7 billion at December 31, 1994, September 30, 1994 and December 31, 1993, respectively. Retail finance receivables decreased from September 30, 1994 to December 31, 1994 due to liquidations exceeding contract volume and increased from December 31, 1993 to September 30, 1994 due to contract volume exceeding liquidations.

Lease earning assets, consisting of lease finance receivables, net of unearned income, and investments in operating leases, net of accumulated depreciation, totaled $8.2 billion, $7.7 billion and $5.2 billion at December 31, 1994, September 30, 1994 and December 31, 1993, respectively. The increase in lease earning assets reflected the continuation of significant growth in lease contract volume, primarily in operating leases. The growth in lease volume was primarily attributable to the effect of special lease programs sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS") and also to the broader acceptability of leasing in the vehicle retail sales market. Management of the Company anticipates further growth in lease earning assets as special lease programs are expected to continue and as the broader acceptability of leasing as a financing option for retail consumers continues.

Wholesale receivables and other dealer loans were $1.4 billion, $1.1 billion and $1.2 billion at December 31, 1994, September 30, 1994 and December 31, 1993, respectively. The increase in these receivables from September 30, 1994 to December 31, 1994 resulted primarily from the higher average wholesale receivables balance per dealer. The decrease in these receivables from December 31, 1993 to September 30, 1994 resulted primarily from the decrease in the number of active dealers participating in the Company's vehicle wholesale program offset by an increase in the average wholesale receivables balance per dealer.

Total financing revenues increased 52% in the first quarter of fiscal 1995 from the same period in fiscal 1994. The increase was primarily due to earning asset growth from higher contract volume and an increase in the average amount financed per contract. Contract volume and finance penetration related to TMCC's vehicle retail installment financing and leasing programs are summarized below:

                                                  Three Months Ended
                                                     December 31,
                                                  ------------------
                                                   1994        1993
                                                  ------      ------
Contracts booked:
   Vehicle retail installment contracts....       38,000      44,000
   Vehicle lease contracts.................       41,000      32,000
                                                  ------      ------
      Total................................       79,000      76,000
                                                  ======      ======

Finance penetration........................        31.1%       29.5%

In the first quarter of fiscal 1995, the growth in total contract volume and finance penetration was due to the increased leasing of both Toyota and Lexus vehicles offset by the decrease in retail contract volume. Finance penetration represents the percentage of new Toyota and Lexus vehicle deliveries in the United States (excluding Hawaii) financed or leased by TMCC. The increase in lease contract volume was primarily attributable to the effect of special lease programs sponsored by TMS and also to the broader acceptability of leasing in the vehicle retail sales market. Under these special lease programs, TMCC offered reduced monthly payments on certain new vehicles to qualified lessees and received an amount from TMS for each vehicle leased. Amounts received approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease terms. The level of sponsored program activity varies based on TMS marketing strategies. TMCC recognized revenues related to all amounts received under various TMS programs of $28 million and $9 million in the first quarters of fiscal 1995 and 1994, respectively.

Retail financing revenues increased 5% in the first quarter of fiscal 1995 from the same period in fiscal 1994. Retail financing revenues increased due to the growth in average retail finance receivables outstanding partially offset by a decline in portfolio yield resulting from lower yielding contracts replacing liquidating higher yielding contracts. Management of the Company expects that the level of retail financing revenues in fiscal 1995 will approximate those of fiscal 1994.

In the first quarter of fiscal 1995, TMCC's primary source of revenue and earning asset growth was leasing. Leasing revenues increased 74% in the first quarter of fiscal 1995 from the same period in fiscal 1994 primarily due to the growth in average lease earning assets. Management of the Company anticipates further growth in leasing revenues as special lease programs sponsored by TMS are expected to continue to result in increases in lease earning assets.

Wholesale and other dealer financing revenues increased 37% in the first quarter of fiscal 1995 from the same period in fiscal 1994. The increased revenues resulted from higher average wholesale receivable balances and increases in wholesale financing rates. Management of the Company anticipates that yields and revenues will increase in fiscal 1995 due to rising short-term market interest rates to which such financing is indexed and due to earning asset growth.

Interest expense increased 46% in the first quarter of fiscal 1995 from the same period in fiscal 1994. The increase in interest expense resulted from higher average borrowing levels required to fund the growth in earning assets and increases in market interest rates. The weighted average cost of borrowings was 5.32% and 4.97% for the three months ended December 31, 1994 and 1993, respectively. Management anticipates that as a result of rising market interest rates and increases in the level of debt outstanding, the weighted average cost of borrowings and interest expense will continue to increase in fiscal 1995 as compared to fiscal 1994.

Depreciation on operating leases increased 99% in the first quarter of fiscal 1995 from the same period in fiscal 1994 as a result of the growth in investments in operating leases. Management anticipates higher depreciation on operating leases in fiscal 1995 as compared to fiscal 1994 due to anticipated growth in investments in operating leases.

Uninsured vehicle residual values were approximately $5.2 billion and $2.9 billion at December 31, 1994 and 1993, respectively. To date, TMCC has incurred no material losses as a result of residual value risk. Although TMCC's experience has been somewhat limited, management of the Company believes that the residual values of its leases reflected in the financial statements represent realizable values.

Net financing revenues increased 4% in the first quarter of fiscal 1995. The increase was primarily attributable to the growth in the level of earning assets which was substantially offset by declining interest margins. Interest margin is the excess of the combined interest rate yield on finance receivables and implicit in leases over the effective interest rate cost of total borrowings. Lower interest margins in fiscal 1995 were the result of lower portfolio yields on retail installment and lease contracts and higher average borrowing costs as compared to fiscal 1994. Management anticipates somewhat lower net financing revenues in fiscal 1995 as compared to fiscal 1994 due to expected increases in the weighted average cost of borrowings.

Other revenues increased 4% during the first quarter of fiscal 1995. The increase in other revenues resulted from the continued growth in the Company's insurance operations offset by declines in servicing and other income related to the retail finance receivables sold in fiscal 1993.

Operating and administrative expenses increased 9% in the first quarter of fiscal 1995. These increases reflected costs for additional personnel and other resources required to service the Company's growing customer base and for the growth in the Company's insurance operations.

The provision for credit losses is largely a function of changes in the level and mix of earning assets. The provision for credit losses increased 29% in the first quarter of fiscal 1995 from the same period in fiscal 1994 as a result of the growth in the level of earning assets, partially offset by favorable credit loss experience. The Company continues to experience very low credit loss levels and will continue to place emphasis on controlling its credit loss exposure; however, there are no assurances that this favorable trend will continue.

Operating profits (reflected as "Income before income taxes") decreased 4% in the first quarter of fiscal 1995 from the same period in fiscal 1994. The decrease in operating profits and net income during the first quarter of fiscal 1995 was primarily due to decreases in the Company's interest margin and increases in operating and administrative expenses related to additional personnel costs. Management of the Company anticipates that fiscal 1995 operating profits may be somewhat lower than in fiscal 1994 due to expected increases in the weighted average cost of borrowings.

Financial support is provided by TMS, as necessary, to maintain TMCC's minimum fixed charge coverage at the level specified in the Operating Agreement. As a result of the favorable operating profits in the first quarters of fiscal 1995 and 1994, TMCC did not receive any financial support from TMS.

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

Commercial paper issuances and borrowings from TMS are specifically utilized to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.0 billion to $1.7 billion at any month end during the first quarter of fiscal 1995, with an average outstanding balance of $1.3 billion. The Company anticipates increased use of commercial paper during the remainder of fiscal 1995. To support its commercial paper program, TMCC also maintains syndicated bank credit facilities with certain banks which aggregated $1.5 billion at December 31, 1994. No loans were outstanding under any of these bank credit facilities during the first quarter of fiscal 1995. TMCC also maintains uncommitted, unsecured lines of credit with banks totalling $300 million to facilitate issuances of letters of credit. At December 31, 1994, approximately $95 million in letters of credit had been issued, primarily related to the Company's insurance operations.

From time to time, TMS makes interest-bearing loans to TMCC. The interest rate charged by TMS to TMCC for these interest-bearing loans approximates the Federal Reserve Board's one-month commercial paper composite rate for firms whose bonds are rated AA. No loans were outstanding from TMS during the first quarter of fiscal 1995.

MTNs, with original terms ranging from nine months to ten years, have been issued in the European and United States capital markets to meet a portion of long-term and short-term funding requirements. During the first quarter of fiscal 1995, TMCC issued approximately $991 million of MTNs of which approximately $941 million had maturity dates on the date of issuance of more than one year. MTNs outstanding at December 31, 1994, including the effect of foreign currency translations at spot rates in effect at December 31, 1994, totaled approximately $7.5 billion. At January 31, 1995, approximately $2.5 billion under TMCC's United States public MTN program was available for issuance, of which the Company has committed to issue approximately $120 million. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $6.5 billion. As of January 31, 1995, $2.1 billion was available for issuance under the Euro MTN program, of which the Company has committed to issue approximately $477 million. The United States and Euro MTN programs may from time to time be expanded to allow for the continued use of these sources of funding.

Long-term funding requirements have also been met through the issuance of other forms of debt securities underwritten in the European and United States capital markets. At December 31, 1994, approximately $3.2 billion of debt securities (excluding MTNs), including the effect of foreign currency translations at spot rates in effect at December 31, 1994, were outstanding in the European capital markets. Of the $3.2 billion in debt securities, $2.3 billion was denominated in foreign currencies. At January 31, 1995, the Company has committed to issue an additional $115 million of debt securities in the European capital markets. Underwritten debt securities outstanding in the United States public market, excluding MTNs, totaled approximately $300 million at December 31, 1994. At January 31, 1995, approximately
$700 million of securities registered with the Securities and Exchange Commission, excluding MTNs, were available for issuance.

TMCC utilizes a variety of financial instruments to manage its foreign currency exchange rate risk and interest rate risk. TMCC does not enter into these instruments for trading purposes. During the quarters ended December 31, 1994 and December 31, 1993, TMCC held its derivative financial instruments to maturity of the underlying debt instruments.

TMCC utilizes foreign currency exchange agreements and interest rate exchange agreements to manage exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executed foreign currency exchange agreements. These exchange agreements involve agreements to exchange TMCC's foreign currency principal obligations for U.S. dollar obligations at agreed-upon currency exchange rates and to exchange fixed and floating interest rate obligations. The aggregate notional amounts of foreign currency exchange agreements at December 31, 1994 and 1993 were $4.3 billion and $2.6 billion, respectively. In the event that a counterparty fails to perform, TMCC's exposure is limited to the currency exchange and interest rate differential. TMCC does not anticipate nonperformance by any of its counterparties.

TMCC utilizes interest rate exchange agreements and other option-based products in managing its exposure to interest rate fluctuations. TMCC's interest rate exchange agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate exchange agreements may also involve basis swap contracts, which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. TMCC also enters into option-based contracts where TMCC is a fixed rate payor when an underlying floating indice is within a prespecified range, and a floating rate payor otherwise. The underlying notional amounts are not exchanged and do not represent exposure to credit loss. In the event that a counterparty fails to perform, TMCC's exposure is limited to the interest rate differential. TMCC does not anticipate nonperformance by any of its counterparties. The aggregate notional amounts of interest rate exchange agreements outstanding at December 31, 1994 and 1993, were $10.2 billion and $6.0 billion, respectively. At December 31, 1994, TMCC was the fixed rate payor on $5.1 billion of interest rate exchange agreements, floating rate payor on $1.3 billion of such agreements, counterparty to $1.4 billion of basis swap contracts, and counterparty to $2.4 billion of option-based contracts. Interest rate exchange agreements and other option-based products are executed as an integral part of specific debt transactions and on a portfolio basis. The differential paid or received on such agreements is recorded as an adjustment to Interest Expense over the term of the underlying debt. Master netting agreements, with all interest rate exchange agreement counterparties, also exist allowing the net difference between counterparties to be exchanged in the event of default.

TMCC utilizes indexed note swap agreements in managing its exposure to indexed notes. Indexed notes are debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying instruments. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities. In the event that a counterparty fails to perform, TMCC's exposure is limited to the difference between the indexed amounts that should have been received and the amounts that should have been paid. TMCC does not anticipate nonperformance by any of its counterparties. At December 31, 1994, TMCC was the counterparty to $2.2 billion of indexed note swap agreements, of which $0.7 billion was denominated in foreign currencies and $1.5 billion was denominated in U.S. dollars. At December 31, 1993, TMCC was the counterparty to $1.6 billion of indexed note swap agreements, of which $0.2 billion was denominated in foreign currencies and $1.4 billion was denominated in U.S. dollars.

For all  of its  derivative financial instruments,  TMCC manages  counterparty
risk   through   the  use   of   credit   standard  guidelines,   counterparty
diversification and financial condition monitoring.

From time to time, TMS has made equity contributions to maintain TMCC's equity capitalization at certain levels. Such levels have been periodically established by TMS as it deems appropriate. No such equity contributions were made during the first quarter of fiscal 1995.

Cash flows provided by operating, investing and financing activities have been used primarily to support growth in earning assets. Cash provided by the liquidation of earning assets, totalling $2.7 billion during the first quarter of fiscal 1995, was used to purchase additional finance receivables and investments in operating leases, totalling $3.7 billion during the first quarter of fiscal 1995. Investing activities resulted in a net use of cash of $1.0 billion as the purchase of additional earning assets, primarily investments in operating leases, exceeded cash provided by the liquidation of earning assets. Investing activities were also supported by net cash provided by operating activities and net cash provided by financing activities which totaled $460 million and $607 million, respectively, during the first quarter of fiscal 1995. Management of the Company believes that cash provided by operating, investing and financing activities will be sufficient to meet the Company's liquidity and capital resource needs in the future.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

            The exhibits listed on the accompanying Exhibit Index, on page 18, are filed as part of this report.

            (b)   Reports on Form 8-K

            The Company filed the following report on Form 8-K during the quarter ended December 31, 1994:

                                                          Financial Statements
            Date of Report       Item                            Filed
            --------------       ----                     -------------------
            December 13, 1994    Item 5 - Other Events            None

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   February 10, 1995                By      /S/ WOLFGANG JAHN
                                              -------------------------------
                                                     Wolfgang Jahn
                                                  Group Vice President
                                                  and General Manager
                                              (principal executive officer)



Date:   February 10, 1995                By      /S/ PATRICK BREENE
                                              -------------------------------
                                                     Patrick Breene
                                                   Corporate Manager -
                                                Finance and Administration
                                                (principal accounting officer)

                               EXHIBIT INDEX


Exhibit                                                              Method
Number                          Description                         of Filing
- -------                         -----------                         ---------

  12.1       Calculation of ratio of earnings to fixed charges.       Filed
                                                                     Herewith

  27.1       Financial Data Schedule.                                 Filed
                                                                     Herewith