Form 10-Q
period 1995-03-31
TOYOTA MOTOR CREDIT CORP
filed 1995-05-15
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1995
                                     --------------
          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                     --------    --------

Commission file number    1-9961
                        ----------


                      TOYOTA MOTOR CREDIT CORPORATION
- --------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               California                                 95-3775816
- ----------------------------------------            ----------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

        19001 S. Western Avenue
          Torrance, California                               90509
- ----------------------------------------            ----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (310) 787-1310
                                                    ----------------------


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

          As of April 30, 1995, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 86,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                                PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                                TOYOTA MOTOR CREDIT CORPORATION
                                   CONSOLIDATED BALANCE SHEET
                                      (Dollars in Millions)

                                                 March 31,   September 30,    March 31,
                                                   1995           1994          1994
                                                -----------  -------------   -----------
                                                (Unaudited)                  (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................          $   312        $   277       $   153
Investments in marketable securities......              139            102           108
Finance receivables, net..................            7,922          7,776         7,471
Investments in operating leases, net......            7,052          6,215         4,065
Receivable from Parent....................                7             37            -
Other receivables.........................              755            235            98
Deferred charges..........................               87             36            41
Other assets..............................               69             55            51
                                                    -------        -------       -------

      Total Assets........................          $16,343        $14,733       $11,987
                                                    =======        =======       =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................          $13,213        $11,833       $ 9,455
Accrued interest..........................              158            156           129
Accounts payable and accrued expenses.....              795            727           696
Unearned insurance premiums...............               72             73            83
Payable to Parent.........................               -              -             13
Income taxes payable......................               18             31             3
Deferred income taxes.....................              471            386           350
                                                    -------        -------       -------
   Total liabilities......................           14,727         13,206        10,729
                                                    -------        -------       -------

Capital stock, $l0,000 par value
   (100,000 shares authorized; issued
   and outstanding 86,500 at
   March 31, 1995 and
   September 30, 1994, and 68,000 at
   March 31, 1994)........................              865            865           680
Retained earnings.........................              751            662           578
                                                    -------        -------       -------
   Total shareholder's equity.............            1,616          1,527         1,258
                                                    -------        -------       -------
      Total Liabilities and
      Shareholder's Equity................          $16,343        $14,733       $11,987
                                                    =======        =======       =======

                 See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                               CONSOLIDATED STATEMENT OF INCOME
                                     (Dollars in Millions)

                                             Three Months Ended       Six Months Ended
                                                  March 31,               March 31,
                                             ------------------      ------------------
                                              1995        1994        1995        1994
                                             ------      ------      ------      ------
                                                            (Unaudited)
Financing Revenues:

   Retail financing........................    $107        $101      $  216        $205
   Leasing.................................     465         275         894         522
   Wholesale and other dealer financing....      29          20          55          39
                                               ----        ----      ------        ----
Total financing revenues...................     601         396       1,165         766

   Interest expense........................     175         112         336         222
   Depreciation on operating leases........     298         159         575         298
                                               ----        ----      ------        ----

Net financing revenues.....................     128         125         254         246

Other revenues.............................      26          23          51          46
                                               ----        ----      ------        ----

Net Financing Revenues and Other Revenues..     154         148         305         292
                                               ----        ----      ------        ----

Expenses:

   Operating and administrative............      64          58         124         112
   Provision for credit losses.............      15          15          33          29
                                               ----        ----      ------        ----

Total Expenses.............................      79          73         157         141
                                               ----        ----      ------        ----

Income before income taxes.................      75          75         148         151

Provision for income taxes.................      30          30          59          60
                                               ----        ----      ------        ----

Net Income.................................    $ 45        $ 45      $   89        $ 91
                                               ====        ====      ======        ====



                 See Accompanying Notes to Consolidated Financial Statements.

                                TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Dollars in Millions)

                                                                Six Months Ended March 31,
                                                                --------------------------
                                                                  1995              1994
                                                                --------          --------
                                                                        (Unaudited)
Cash flows from operating activities:

   Net income..........................................           $   89            $   91
                                                                  ------            ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization.................              598               301
         Provision for credit losses...................               33                29
         Increase (decrease) in accrued interest.......                2               (19)
         Decrease in unearned insurance premiums.......               (1)               (6)
         Increase in deferred income taxes.............               85                72
         Decrease in other assets......................               23                 4
         Increase in other liabilities.................               35                21
                                                                  ------            ------
   Total adjustments...................................              775               402
                                                                  ------            ------

Net cash provided by operating activities..............              864               493
                                                                  ------            ------

Cash flows from investing activities:

   Addition to investments in marketable securities....              (51)              (64)
   Disposition of investments in marketable
      securities.......................................               12                93
   Purchase of finance receivables.....................           (5,349)           (4,866)
   Liquidation of finance receivables..................            5,187             4,586
   Addition to investments in operating leases.........           (1,804)           (1,513)
   Disposition of investments in operating leases......              374               186
                                                                  ------            ------

Net cash used in investing activities..................           (1,631)           (1,578)
                                                                  ------            ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable...            3,458             1,452
   Payments on notes and loans payable.................           (2,254)           (1,168)
   Net increase (decrease) in commercial paper
      with original maturities less than 90 days.......             (402)              380
                                                                  ------            ------

Net cash provided by financing activities..............              802               664
                                                                  ------            ------

Net increase (decrease) in cash and cash equivalents...               35              (421)

Cash and cash equivalents at the beginning
   of the period.......................................              277               574
                                                                  ------            ------

Cash and cash equivalents at the end of the period.....           $  312            $  153
                                                                  ======            ======

Supplemental disclosures:

   Interest paid.......................................             $320              $241
   Income taxes paid...................................               $2               $67

           See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
- -------------------------------

      Information pertaining to the three months and six months ended March 31, 1995 and 1994 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months and six months ended March 31, 1995 are not necessarily indicative of those expected for any other interim period or for a full year. Certain March 1994 and September 1994 accounts have been reclassified to conform with the March 1995 presentation.


Note 2 - Finance Receivables
- ----------------------------

      Finance receivables, net consisted of the following:

                                                March 31,      September 30,      March 31,
                                                   1995             1994             1994
                                              -------------    -------------    -------------
                                                           (Dollars in Millions)
        Retail...............................        $5,595           $5,805           $5,175
        Finance leases.......................         1,653            1,734            1,933
        Wholesale and other dealer loans.....         1,430            1,054            1,238
                                                     ------           ------           ------
                                                      8,678            8,593            8,346
        Unearned income......................          (655)            (716)            (780)
        Allowance for credit losses..........          (101)            (101)             (95)
                                                     ------           ------           ------
           Finance receivables, net..........        $7,922           $7,776           $7,471
                                                     ======           ======           ======

      Included in finance lease receivables were estimated unguaranteed residual values of $701 million, $694 million and $722 million at March 31, 1995, September 30, 1994 and March 31, 1994, respectively.

      The aggregate balances related to finance receivables 60 or more days past due totaled $21 million, $15 million and $21 million at March 31, 1995, September 30, 1994 and March 31, 1994, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Operating Leases
- ----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                    March 31,   September 30,     March 31,
                                                      1995          1994            1994
                                                  ------------  -------------   ------------
                                                             (Dollars in Millions)
        Vehicles................................        $8,408         $7,184         $4,731
        Equipment, aircraft and other...........           175            148            125
                                                        ------         ------         ------
                                                         8,583          7,332          4,856
        Accumulated depreciation................        (1,458)        (1,054)          (753)
        Allowance for credit losses ............           (73)           (63)           (38)
                                                        ------         ------         ------
           Investments in operating leases, net.        $7,052         $6,215         $4,065
                                                        ======         ======         ======


Note 4 - Notes and Loans Payable
- --------------------------------

      Notes and loans payable, which consisted of senior debt, included the following:

                                                    March 31,   September 30,     March 31,
                                                      1995          1994            1994
                                                  ------------  -------------   ------------
                                                            (Dollars in Millions)
        Commercial paper, net...................       $ 1,402        $   960         $  779
                                                       -------        -------         ------
        Other senior debt, due in the years
           ending September 30,:
           1994..................................           -              -           1,679
           1995..................................        2,172          4,010          3,719
           1996..................................        2,717          2,405          1,496
           1997..................................        2,833          2,014          1,035
           1998..................................        1,644            985            353
           1999..................................          371            233             60
           Thereafter............................        2,032          1,209            306
                                                       -------        -------         ------
                                                        11,769         10,856          8,648
        Unamortized premium......................           42             17             28
                                                       -------        -------         ------
            Total other senior debt..............       11,811         10,873          8,676
                                                       -------        -------         ------
               Notes and loans payable...........      $13,213        $11,833         $9,455
                                                       =======        =======         ======

      The weighted average remaining term of commercial paper was 162 days and 45 days at March 31, 1995 and 1994, respectively. The weighted average interest rate on commercial paper was 6.60% and 3.55% at March 31, 1995 and 1994, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (Continued)
- --------------------------------

      The weighted  average interest rate  on other  senior debt was  5.67% at
      March 31, 1995, including the effect of interest rate exchange agreements. This rate has been calculated on the basis of rates in effect at March 31, 1995, some of which are floating rates that reset daily. Approximately 31% of other senior debt at March 31, 1995 had interest rates, including the effect of interest rate exchange agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 5.91% at March 31, 1995. Approximately 32% of other senior debt at March 31, 1995 had floating interest rates that were covered by interest rate cap agreements with an average strike rate of 7.63%. The mix of TMCC's fixed and floating rate debt changes from time to time as a result of interest rate risk management.

      Included in Notes and Loans Payable at March 31, 1995 were unsecured notes payable in various foreign currencies. Concurrent with the issuance of these unsecured notes, TMCC entered into foreign currency exchange agreements to convert these foreign currency obligations into fixed U.S. dollar obligations for $5.4 billion. TMCC's foreign currency debt is translated into U.S. dollars in the financial statements at the various foreign currency spot rates in effect at March 31, 1995. The receivables or payables, arising as a result of the differences between the March 31, 1995 foreign currency spot rates and the contract rates applicable to the foreign currency exchange agreements, are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would aggregate to a net receivable position of $546 million at March 31, 1995.


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

                      TOYOTA MOTOR CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Recently Adopted Accounting Standards (Continued)
- ----------------------------------------------

      Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement No. 114") and its amendment Statement of
      Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("Statement No. 118"). Statement No. 114 requires a creditor to evaluate the collectibility of both contractual interest and principal of certain impaired receivables when assessing the need for a loss accrual and to measure loans that are restructured in a troubled debt restructuring to reflect the time value of money. Statement No. 114 is not applicable to leases and large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Statement No. 118 amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Statement No. 118 also amends the disclosure requirements in Statement No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The impact of adoption was not material to the Company's financial position or results of operations. Prior period financial statements have not been restated.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The earnings of Toyota Motor Credit Corporation ("TMCC") are primarily affected by interest margins, the average outstanding balance of earning assets and borrowing levels. The interest rates charged on retail finance receivables and implicit in leases are fixed at the time acquired. Yields on the majority of wholesale receivables and other loans to dealers vary with changes in short-term interest rates. Funding requirements are primarily met through net cash provided by operating activities, earning asset liquidations and the issuance of debt obligations of varying terms at both fixed and floating interest rates. TMCC utilizes interest rate exchange agreements and foreign currency exchange agreements in managing the cost of borrowed funds.

The business of TMCC and its subsidiaries (collectively the "Company") is substantially dependent upon the sale of Toyota and Lexus vehicles in the United States. Lower levels of sales of such vehicles resulting from governmental action, decline in demand, changes in pricing due to the appreciation of the Japanese yen against the United States dollar, or other events, could result in a reduction in the level of finance and insurance operations of the Company. To date, the level of the Company's operations has not been restricted by the level of sales of Toyota and Lexus vehicles. However, the Office of the United States Trade Representative has recently announced its intention to publish for public comment a proposed list of as yet unspecified products imported from Japan which may be the subject of trade sanctions. Trade sanctions, if any, depending on their nature, could adversely impact some segments of the Company's operations.

Financial Condition and Results of Operations

TMCC's earning assets, consisting of finance receivables and investments in operating leases, totaled $15.1 billion, $14.2 billion and $11.7 billion at March 31, 1995, September 30, 1994 and March 31, 1994, respectively. The growth in earning assets was primarily the result of growth in lease earning assets and an increase in the average amount financed per contract resulting from higher lease volume, new volume mix and higher new vehicle prices.

Retail finance receivables, net of unearned income, were $5.2 billion, $5.4 billion and $4.8 billion at March 31, 1995, September 30, 1994 and March 31, 1994, respectively. Retail finance receivables decreased from September 30, 1994 to March 31, 1995 due to liquidations exceeding contract volume and increased from March 31, 1994 to March 31, 1995 due to contract volume exceeding liquidations.

Lease earning assets, consisting of lease finance receivables, net of unearned income, and investments in operating leases, net of accumulated depreciation, totaled $8.5 billion, $7.7 billion and $5.7 billion at March 31, 1995, September 30, 1994 and March 31, 1994, respectively. The increases in lease earning assets from September 30, 1994 and March 31, 1994 reflected the continuation of significant growth in lease contract volume, primarily in operating leases. The growth in lease contract volume was primarily attributable to the effect of special lease programs sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS") and also to the broader acceptability of leasing in the vehicle retail sales market. Management of the Company anticipates further growth in lease earning assets as special lease programs are expected to continue and as the broader acceptability of leasing as a financing option for retail consumers continues.

Wholesale receivables and other dealer loans were $1.4 billion, $1.1 billion and $1.2 billion at March 31, 1995, September 30, 1994 and March 31, 1994, respectively. The increases in these receivables from September 30, 1994 and March 31, 1994 resulted primarily from the higher average wholesale receivables balance per dealer.

Contract volume related to TMCC's vehicle retail installment financing and leasing programs are summarized below:

                                                      Three Months Ended     Six Months Ended
                                                           March 31,             March 31,
                                                      ------------------     -----------------
                                                       1995        1994        1995     1994
                                                      ------      ------     -------  --------
Contracts booked:
   Vehicle retail installment contracts........       38,000      43,000      76,000    87,000
   Vehicle lease contracts.....................       39,000      39,000      80,000    71,000
                                                      ------      ------     -------   -------
      Total....................................       77,000      82,000     156,000   158,000
                                                      ======      ======     =======   =======


Total contract volume for the three months and six months ended March 31, 1995 decreased as compared to the same periods in fiscal 1994 primarily due to lower used vehicle retail installment contract volume. The decrease in used vehicle retail installment contract volume was due primarily to competitive reasons. Although a further decline in used vehicle financing is possible, management of the Company has taken various steps to enhance the program's competitive position. The comparable level and growth in lease contract volume for the three months and six months ended March 31, 1995, respectively, as compared to the same periods in fiscal 1994 was primarily attributable to the effect of special lease programs sponsored by TMS and also to the broader acceptability of leasing in the vehicle retail sales market. Under these special lease programs, TMCC offered reduced monthly payments on certain new vehicles to qualified lessees and received an amount from TMS for each vehicle leased. Amounts received approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease terms. The level of sponsored program activity varies based on TMS marketing strategies. TMCC recognized revenues related to all amounts received under various TMS programs of $31 million and $10 million during the three months ended March 31, 1995 and 1994, respectively, and $59 million and $19 million during the six months ended March 31, 1995 and 1994, respectively.

TMCC financed or leased ("finance penetration") the following percentages of new Toyota and Lexus vehicle deliveries in the United States, excluding
Hawaii:

                                Three Months Ended          Six Months Ended
                                     March 31,                 March 31,
                                ------------------          ----------------
                                 1995        1994            1995       1994
                                ------      ------          ------    ------
Finance penetration........      32.4%       32.0%           31.7%     30.8%


Total financing revenues increased 52% for each of the three month and six month periods ended March 31, 1995 from the same periods in fiscal 1994. The increases resulted primarily from earning asset growth.

Retail financing revenues increased 6% and 5% during the three months and six months ended March 31, 1995, respectively, as compared to the same periods in fiscal 1994. Retail financing revenues increased due to the growth in average retail finance receivables outstanding partially offset by a decline in portfolio yield resulting from lower yielding contracts replacing liquidating higher yielding contracts. Management of the Company expects that the level of retail financing revenues in fiscal 1995 will approximate those of fiscal 1994.

During the three months and six months ended March 31, 1995, TMCC's primary source of revenue and earning asset growth was leasing. Leasing revenues increased 69% and 71% during the three months and six months ended March 31, 1995, respectively, as compared to the same periods in fiscal 1994 primarily due to the growth in average lease earning assets. Management of the Company anticipates further growth in leasing revenues as special lease programs sponsored by TMS are expected to continue to result in increases in lease earning assets.

Wholesale and other dealer financing revenues increased 45% and 41% during the three months and six months ended March 31, 1995, respectively, as compared to the same periods in fiscal 1994. The increased revenues resulted from higher average wholesale receivable balances and increases in wholesale financing rates. Management of the Company anticipates that yields and revenues will increase in fiscal 1995 as compared to fiscal 1994 due to higher short-term market interest rates to which such financing is indexed and due to earning asset growth.

Interest expense increased 56% and 51% during the three months and six months ended March 31, 1995, respectively, as compared to the same periods in fiscal 1994. The increases in interest expense resulted from higher average borrowing levels required to fund the growth in earning assets and increases in market interest rates. The weighted average cost of borrowings was 5.78% and 5.55% for the three months and six months ended March 31, 1995, respectively, compared to 4.84% and 4.92% for the same period in fiscal 1994. Management anticipates that as a result of higher market interest rates and increases in the level of debt outstanding, the weighted average cost of borrowings and interest expense will increase in fiscal 1995 as compared to fiscal 1994.

Depreciation on operating leases increased 87% and 93% during the three months and six months ended March 31, 1995, respectively, as compared to the same periods in fiscal 1994 as a result of the growth in investments in operating leases. Management anticipates higher depreciation on operating leases in fiscal 1995 as compared to fiscal 1994 due to anticipated growth in investments in operating leases.

Uninsured vehicle residual values were approximately $5.6 billion and $3.4 billion at March 31, 1995 and 1994, respectively. To date, TMCC has incurred no material losses as a result of residual value risk. Although TMCC's experience has been somewhat limited, management of the Company believes that the aggregate residual values of its leases reflected in the financial statements represent realizable values.

Net financing revenues increased 2% and 3% during the three months and six months ended March 31, 1995, respectively, as compared to the same periods in fiscal 1994. The increases were primarily attributable to the growth in the level of earning assets which was substantially offset by declining interest margins. Interest margin is the excess of the combined interest rate yield on finance receivables and implicit in leases over the effective interest rate cost of total borrowings. Lower interest margins in fiscal 1995 were the result of lower portfolio yields on retail installment and lease contracts and higher average borrowing costs as compared to fiscal 1994. Management anticipates slightly higher net financing revenues in fiscal 1995 as compared to fiscal 1994 as increased financing revenues resulting from earning asset growth are expected to be substantially offset by lower portfolio yields and higher borrowing costs.

Other revenues increased 13% and 11% during the three months and six months ended March 31, 1995, respectively, as compared to the same periods in fiscal 1994. The increases in other revenues resulted from the continued growth in the Company's insurance operations offset by declines in servicing and other income related to the retail finance receivables sold in fiscal 1993.

Operating and administrative expenses increased 10% and 11% during the three months and six months ended March 31, 1995, respectively, as compared to the same periods in fiscal 1994. These increases reflected increased costs required to service the Company's growing customer base and for the growth in the Company's insurance operations.

The provision for credit losses is largely a function of changes in the level and mix of earning assets. The provision for credit losses remained essentially level and increased 14% during the three months and six months ended March 31, 1995, respectively, as compared to the same periods in fiscal 1994 as a result of the growth in the level of earning assets. The Company continues to experience very low credit loss levels and will continue to place emphasis on controlling its credit loss exposure; however, there are no assurances that the low credit loss levels will continue.

Operating profits (reflected as "Income before income taxes") remained level and decreased 2% during the three months and six months ended March 31, 1995, respectively, as compared to the same period in fiscal 1994. The decrease in operating profits and net income during the first six months of fiscal 1995 was primarily due to decreases in the Company's interest margin and increases in operating and administrative expenses and the provision for credit losses. Management of the Company anticipates that fiscal 1995 operating profits will approximate those of fiscal 1994.

Financial support is provided by TMS, as necessary, to maintain TMCC's minimum fixed charge coverage at the level specified in the Operating Agreement. As a result of the favorable operating profits in the six months ended March 31, 1995 and 1994, TMCC did not receive any financial support from TMS.

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

Commercial paper issuances and borrowings from TMS are specifically utilized to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.0 billion to $1.7 billion at any month end during the first six months of fiscal 1995, with an average outstanding balance of $1.5 billion. The Company anticipates increased use of commercial paper during the remainder of fiscal 1995. To support its commercial paper program, TMCC also maintains syndicated bank credit facilities with certain banks which aggregated $1.5 billion at March 31, 1995. No loans were outstanding under any of these bank credit facilities during the first six months of fiscal 1995. TMCC also maintains uncommitted, unsecured lines of credit with banks totalling $300 million to facilitate issuances of letters of credit. At March 31, 1995, approximately $83 million in letters of credit had been issued, primarily related to the Company's insurance operations.

From time to time, TMS makes interest-bearing loans to TMCC. The interest rate charged by TMS to TMCC for these interest-bearing loans approximates the Federal Reserve Board's one-month commercial paper composite rate for firms whose bonds are rated AA. No loans were outstanding from TMS during the first six months of fiscal 1995.

MTNs, with original terms ranging from one year to ten years, have been issued in the European and United States capital markets to meet a portion of long-term and short-term funding requirements. During the first six months of fiscal 1995, TMCC issued approximately $2.1 billion of MTNs almost all of which had maturity dates on the date of issuance of more than one year. MTNs outstanding at March 31, 1995, including the effect of foreign currency translations at spot rates in effect at March 31, 1995, totaled approximately $8.1 billion. At April 30, 1995, approximately $2.0 billion under TMCC's United States public MTN program was available for issuance. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $6.5 billion. As of April 30, 1995, $1.3 billion was available for issuance under the Euro MTN program, of which the Company has committed to issue approximately $61 million. The United States and Euro MTN programs may from time to time be expanded to allow for the continued use of these sources of funding.

Long-term funding requirements have also been met through the issuance of other forms of debt securities underwritten in the European and United States capital markets. At March 31, 1995, approximately $3.4 billion of debt securities (excluding MTNs), including the effect of foreign currency translations at spot rates in effect at March 31, 1995, were outstanding in the European capital markets. Of the $3.4 billion in debt securities, $2.4 billion was denominated in foreign currencies. Underwritten debt securities outstanding in the United States public market, excluding MTNs, totaled approximately $300 million at March 31, 1995. At April 30, 1995, approximately $700 million of securities registered with the Securities and Exchange Commission, excluding MTNs, were available for issuance.

TMCC utilizes a variety of financial instruments to manage its foreign currency exchange rate risk and interest rate risk. TMCC does not enter into these instruments for trading purposes. During the six months ended March 31, 1995 and 1994, TMCC held its derivative financial instruments to maturity of the underlying debt instruments.

TMCC utilizes foreign currency exchange agreements and interest rate exchange agreements to manage exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executed foreign currency exchange agreements. These exchange agreements involve agreements to exchange TMCC's foreign currency principal obligations for U.S. dollar obligations at agreed-upon currency exchange rates and to exchange fixed and floating interest rate obligations. The aggregate notional amounts of foreign currency exchange agreements at March 31, 1995 and 1994 were $4.8 billion and $2.4 billion, respectively. In the event that a counterparty fails to perform, TMCC's exposure is limited to the currency exchange and interest rate differential. TMCC does not anticipate nonperformance by any of its counterparties.

TMCC utilizes interest rate exchange agreements and other option-based products in managing its exposure to interest rate fluctuations. TMCC's interest rate exchange agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate exchange agreements may also involve basis swap contracts, which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. TMCC also enters into option-based contracts where TMCC is a fixed rate payor when an underlying floating indice is within a prespecified range, and a floating rate payor otherwise. The underlying notional amounts are not exchanged and do not represent exposure to credit loss. In the event that a counterparty fails to perform, TMCC's exposure is limited to the interest rate differential. TMCC does not anticipate nonperformance by any of its counterparties. The aggregate notional amounts of interest rate exchange agreements outstanding at March 31, 1995 and 1994, were $11.0 billion and $7.0 billion, respectively. At March 31, 1995, TMCC was the fixed rate payor on $4.8 billion of interest rate exchange agreements, floating rate payor on $1.3 billion of such agreements, counterparty to $1.4 billion of basis swap contracts, and counterparty to $3.5 billion of option-based contracts. Interest rate exchange agreements and other option-based products are executed as an integral part of specific debt transactions and on a portfolio basis. The differential paid or received on such agreements is recorded as an adjustment to Interest Expense over the term of the underlying debt. Master netting agreements, with all interest rate exchange agreement counterparties, also exist allowing the net difference between counterparties to be exchanged in the event of default.

TMCC utilizes indexed note swap agreements in managing its exposure to indexed notes. Indexed notes are debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying instruments. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities. In the event that a counterparty fails to perform, TMCC's exposure is limited to the difference between the indexed amounts that should have been received and the amounts that should have been paid. TMCC does not anticipate nonperformance by any of its counterparties. At March 31, 1995, TMCC was the counterparty to $1.9 billion of indexed note swap agreements, of which $0.6 billion was denominated in foreign currencies and $1.3 billion was denominated in U.S. dollars. At March 31, 1994, TMCC was the counterparty to $1.9 billion of indexed note swap agreements, of which $0.4 billion was denominated in foreign currencies and $1.5 billion was denominated in U.S. dollars.

For all  of its  derivative financial  instruments, TMCC  manages counterparty
risk   through   the  use   of   credit   standard  guidelines,   counterparty
diversification and financial condition monitoring.

From time to time, TMS has made equity contributions to maintain TMCC's equity capitalization at certain levels. Such levels have been periodically established by TMS as it deems appropriate. No such equity contributions were made during the first six months of fiscal 1995.

Cash flows provided by operating, investing and financing activities have been used primarily to support growth in earning assets. During the six months ended March 31, 1995, cash provided by the liquidation of earning assets, totalling $5.6 billion was used to purchase additional finance receivables and investments in operating leases, totalling $7.2 billion. Investing activities resulted in a net use of cash of $1.6 billion as the purchase of additional earning assets, primarily investments in operating leases, exceeded cash provided by the liquidation of earning assets. Investing activities were also supported by net cash provided by operating activities and net cash provided by financing activities which totaled $864 million and $802 million, respectively, during the first six months of fiscal 1995. Management of the Company believes that cash provided by operating, investing and financing activities will be sufficient to meet the Company's liquidity and capital resource needs in the future.

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

            (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1995.

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


                                            TOYOTA MOTOR CREDIT CORPORATION
                                            -------------------------------
                                                     (Registrant)


Date:   May 12, 1995                     By     /S/ WOLFGANG JAHN
                                            -------------------------------
                                                    Wolfgang Jahn
                                                 Group Vice President
                                                 and General Manager
                                             (principal executive officer)



Date:   May 12, 1995                     By     /S/ PATRICK BREENE
                                             ------------------------------
                                                    Patrick Breene
                                                  Corporate Manager -
                                               Finance and Administration
                                             (principal accounting officer)

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