Form 10-Q
period 1995-06-30
TOYOTA MOTOR CREDIT CORP
filed 1995-08-11
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1995
                                     -------------
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

          As of July 31, 1995, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 86,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                                PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                                TOYOTA MOTOR CREDIT CORPORATION
                                   CONSOLIDATED BALANCE SHEET
                                      (Dollars in Millions)

                                                 June 30,    September 30,    June 30,
                                                   1995          1994           1994
                                               ------------  -------------  ------------
                                               (Unaudited)                  (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................          $   143        $   277       $   124
Investments in marketable securities......              154            102           109
Finance receivables, net..................            7,960          7,776         7,720
Investments in operating leases, net......            7,496          6,215         5,069
Receivable from Parent....................               -              37            11
Other receivables.........................              688            235           174
Deferred charges..........................               85             36            41
Other assets..............................               73             55            54
                                                    -------        -------       -------

      Total Assets........................          $16,599        $14,733       $13,302
                                                    =======        =======       =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................          $13,388        $11,833       $10,744
Accrued interest..........................              168            156           124
Accounts payable and accrued expenses.....              797            727           673
Unearned insurance premiums...............               66             73            79
Payable to Parent.........................                1             -             -
Income taxes payable......................                8             31            20
Deferred income taxes.....................              509            386           365
                                                    -------        -------       -------
   Total liabilities......................           14,937         13,206        12,005
                                                    -------        -------       -------

Capital stock, $l0,000 par value
   (100,000 shares authorized; issued
   and outstanding 86,500 at
   June 30, 1995 and
   September 30, 1994, and 68,000 at
   June 30, 1994).........................              865            865           680
Retained earnings.........................              797            662           617
                                                    -------        -------       -------
   Total shareholder's equity.............            1,662          1,527         1,297
                                                    -------        -------       -------
      Total Liabilities and
      Shareholder's Equity................          $16,599        $14,733       $13,302
                                                    =======        =======       =======

                 See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                               CONSOLIDATED STATEMENT OF INCOME
                                    (Dollars in Millions)

                                             Three Months Ended      Nine Months Ended
                                                  June 30,                June 30,
                                             ------------------      ------------------
                                              1995        1994        1995        1994
                                             ------      ------      ------      ------
                                                             (Unaudited)
Financing Revenues:

   Retail financing........................    $108        $100      $  324      $  306
   Leasing.................................     487         322       1,381         843
   Wholesale and other dealer financing....      35          24          90          63
                                               ----        ----      ------      ------
Total financing revenues...................     630         446       1,795       1,212

   Interest expense........................     189         125         525         347
   Depreciation on operating leases........     313         196         888         494
                                               ----        ----      ------      ------

Net financing revenues.....................     128         125         382         371

Other revenues.............................      26          23          77          69
                                               ----        ----      ------      ------

Net Financing Revenues and Other Revenues..     154         148         459         440
                                               ----        ----      ------      ------

Expenses:

   Operating and administrative............      65          61         189         173
   Provision for credit losses.............      13          22          46          51
                                               ----        ----      ------      ------

Total Expenses.............................      78          83         235         224
                                               ----        ----      ------      ------

Income before income taxes.................      76          65         224         216

Provision for income taxes.................      30          26          89          86
                                               ----        ----      ------      ------

Net Income.................................    $ 46        $ 39      $  135      $  130
                                               ====        ====      ======      ======



                 See Accompanying Notes to Consolidated Financial Statements.

                                TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Dollars in Millions)

                                                                Nine Months Ended June 30,
                                                                --------------------------
                                                                  1995              1994
                                                                --------          --------
                                                                        (Unaudited)
Cash flows from operating activities:

   Net income..........................................           $  135            $  130
                                                                  ------            ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization.................              926               499
         Provision for credit losses...................               46                51
         Increase (decrease) in accrued interest.......               12               (24)
         Increase (decrease) in unearned insurance
            premiums...................................               (7)                5
         Increase in deferred income taxes.............              123                87
         (Increase) decrease in other assets...........               23               (17)
         Increase in other liabilities.................               42                93
                                                                  ------            ------
   Total adjustments...................................            1,165               694
                                                                  ------            ------

Net cash provided by operating activities..............            1,300               824
                                                                  ------            ------

Cash flows from investing activities:

   Addition to investments in marketable securities....              (68)              (82)
   Disposition of investments in marketable
      securities.......................................               16               108
   Purchase of finance receivables.....................           (8,296)           (7,867)
   Liquidation of finance receivables..................            8,090             7,329
   Addition to investments in operating leases.........           (2,820)           (2,890)
   Disposition of investments in operating leases......              626               350
                                                                  ------            ------

Net cash used in investing activities..................           (2,452)           (3,052)
                                                                  ------            ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable...            4,734             3,233
   Payments on notes and loans payable.................           (3,904)           (2,198)
   Net increase in commercial paper with
      original maturities less than 90 days............              188               743
                                                                  ------            ------

Net cash provided by financing activities..............            1,018             1,778
                                                                  ------            ------

Net decrease in cash and cash equivalents..............             (134)             (450)

Cash and cash equivalents at the beginning
   of the period.......................................              277               574
                                                                  ------            ------

Cash and cash equivalents at the end of the period.....           $  143            $  124
                                                                  ======            ======

Supplemental disclosures:

   Interest paid.......................................             $483              $368
   Income taxes paid...................................               $3               $70

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
- -------------------------------

      Information pertaining to the three months and nine months ended June 30, 1995 and 1994 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months and nine months ended June 30, 1995 are not necessarily indicative of those expected for any other interim period or for a full year. Certain June 1994 and September 1994
      accounts  have  been   reclassified  to  conform   with  the   June 1995
      presentation.


Note 2 - Finance Receivables
- ----------------------------

      Finance receivables, net consisted of the following:

                                                 June 30,      September 30,       June 30,
                                                   1995            1994              1994
                                               ------------    -------------     ------------
                                                           (Dollars in Millions)
        Retail...............................        $5,591           $5,805           $5,439
        Finance leases.......................         1,581            1,734            1,834
        Wholesale and other dealer loans.....         1,511            1,054            1,282
                                                     ------           ------           ------
                                                      8,683            8,593            8,555
        Unearned income......................          (625)            (716)            (738)
        Allowance for credit losses..........           (98)            (101)             (97)
                                                     ------           ------           ------
           Finance receivables, net..........        $7,960           $7,776           $7,720
                                                     ======           ======           ======


      Included in finance lease receivables were estimated unguaranteed residual values of $689 million, $694 million and $710 million at June 30, 1995, September 30, 1994 and June 30, 1994, respectively.

      The aggregate balances related to finance receivables 60 or more days past due totaled $15 million, $15 million and $14 million at June 30, 1995, September 30, 1994 and June 30, 1994, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Operating Leases
- ----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                    June 30,    September 30,     June 30,
                                                      1995          1994            1994
                                                  ------------  -------------   ------------
                                                             (Dollars in Millions)
        Vehicles.................................       $9,026         $7,184         $5,869
        Equipment, aircraft and other............          188            148            136
                                                        ------         ------         ------
                                                         9,214          7,332          6,005
        Accumulated depreciation.................       (1,644)        (1,054)          (886)
        Allowance for credit losses .............          (74)           (63)           (50)
                                                        ------         ------         ------
           Investments in operating leases, net..       $7,496         $6,215         $5,069
                                                        ======         ======         ======


Note 4 - Notes and Loans Payable
- --------------------------------

      Notes and loans payable, which consisted of senior debt, included the following:

                                                    June 30,    September 30,     June 30,
                                                      1995          1994            1994
                                                  ------------  -------------   ------------
                                                            (Dollars in Millions)
        Commercial paper, net....................      $ 1,982        $   960        $ 1,170
                                                       -------        -------        -------
        Other senior debt, due in the years
           ending September 30,:
           1994..................................           -              -             733
           1995..................................          703          4,010          3,926
           1996..................................        2,947          2,405          2,040
           1997..................................        2,838          2,014          1,844
           1998..................................        2,372            985            466
           1999..................................          411            233            229
           Thereafter............................        2,094          1,209            312
                                                       -------        -------        -------
                                                        11,365         10,856          9,550
        Unamortized premium......................           41             17             24
                                                       -------        -------        -------
           Total other senior debt...............       11,406         10,873          9,574
                                                       -------        -------        -------
              Notes and loans payable............      $13,388        $11,833        $10,744
                                                       =======        =======        =======

         The weighted average remaining term of commercial paper was 123 days and 45 days at June 30, 1995 and 1994, respectively. The weighted average interest rate on commercial paper was 6.58% and 4.07% at June 30, 1995 and 1994, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (Continued)
- --------------------------------

      The weighted average interest rate on other senior debt was 5.78% at June 30, 1995, including the effect of interest rate swap agreements. This rate has been calculated on the basis of rates in effect at June 30, 1995, some of which are floating rates that reset daily. Approximately 30% of other senior debt at June 30, 1995 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 6.09% at June 30, 1995. Approximately 34% of other senior debt at June 30, 1995 had floating interest rates that were covered by interest rate cap agreements with an average strike rate of 7.57%. The mix of TMCC's fixed and floating rate debt changes from time to time as a result of interest rate risk management.

      Included in Notes and Loans Payable at June 30, 1995 were unsecured notes payable in various foreign currencies. Concurrent with the issuance of these unsecured notes, TMCC entered into foreign currency swap agreements to convert these obligations into $5.0 billion fixed
      U.S. dollar obligations. TMCC's foreign currency debt is translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at June 30, 1995. The receivables or payables, arising as a result of the differences between the June 30, 1995 foreign currency spot exchange rates and the contract rates applicable to the foreign currency swap agreements, are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would aggregate to a net receivable position of $493 million at June 30, 1995.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The earnings of Toyota Motor Credit Corporation ("TMCC") are primarily affected by interest margins, the average outstanding balance of earning assets and borrowing levels. The interest rates charged on retail finance receivables and implicit in leases are fixed at the time acquired. Yields on the majority of wholesale receivables and other loans to dealers vary with changes in short-term interest rates. Funding requirements are primarily met through net cash provided by operating activities, earning asset liquidations and the issuance of debt obligations of varying terms at both fixed and floating interest rates. TMCC utilizes interest rate swap agreements and foreign currency swap agreements in managing the cost of borrowed funds.

The business of TMCC and its subsidiaries (collectively the "Company") is substantially dependent upon the sale of Toyota and Lexus vehicles in the United States. Lower levels of sales of such vehicles resulting from governmental action, decline in demand, changes in pricing due to the appreciation of the Japanese yen against the United States dollar, or other events, could result in a reduction in the level of finance and insurance operations of the Company. To date, the level of the Company's operations has not been restricted by the level of sales of Toyota and Lexus vehicles. On June 28, 1995, the Office of the United States Trade Representative announced it would not impose trade sanctions on specified vehicles imported from Japan as previously announced on May 16, 1995. The Company's operations were not materially impacted by the proposed trade sanctions.

Financial Condition and Results of Operations

TMCC's earning assets, consisting of finance receivables and investments in operating leases, totaled $15.6 billion, $14.2 billion and $12.9 billion at June 30, 1995, September 30, 1994 and June 30, 1994, respectively. The growth in earning assets was primarily the result of growth in lease earning assets.

Retail finance receivables, net of unearned income, were $5.2 billion, $5.4 billion and $5.0 billion at June 30, 1995, September 30, 1994 and June 30, 1994, respectively. Retail finance receivables decreased from September 30, 1994 to June 30, 1995 due to liquidations exceeding contract volume and increased from June 30, 1994 to June 30, 1995 due to contract volume exceeding liquidations.

Lease earning assets, consisting of lease finance receivables, net of unearned income, and investments in operating leases, net of accumulated depreciation, totaled $8.9 billion, $7.7 billion and $6.6 billion at June 30, 1995, September 30, 1994 and June 30, 1994, respectively. Lease earning assets increased from September 30, 1994 and June 30, 1994 primarily due to operating lease additions exceeding operating lease dispositions as a result of the effect of special lease programs sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS") and the increased acceptance of leasing by retail consumers. Management of the Company anticipates further growth in lease earning assets as special lease programs and the increased acceptability of leasing by retail consumers continue.

Wholesale receivables and other dealer loans were $1.5 billion, $1.1 billion and $1.3 billion at June 30, 1995, September 30, 1994 and June 30, 1994, respectively. The increase in these receivables from June 30, 1994 to June 30, 1995 and from September 30, 1994 to June 30, 1995 resulted primarily from the higher average wholesale receivables balance per dealer.

Contract volume related to TMCC's vehicle retail installment financing and leasing programs is summarized below:

                                                      Three Months Ended     Nine Months Ended
                                                           June 30,              June 30,
                                                      ------------------     -----------------
                                                       1995        1994        1995      1994
                                                      ------     -------     -------   -------
Contract Volume:
   Vehicle retail installment contracts........       39,000      54,000     115,000   141,000
   Vehicle lease contracts.....................       43,000      63,000     123,000   134,000
                                                      ------     -------     -------   -------
      Total....................................       82,000     117,000     238,000   275,000
                                                      ======     =======     =======   =======


The vehicle retail installment contract volume decreased during the three months and nine months ended June 30, 1995 as compared to the same periods in fiscal 1994 primarily due to increased competition in new and used vehicle financing. Although further declines in new and used vehicle financing are possible, management of the Company has taken various steps to enhance both programs' competitive position. The vehicle lease contract volume also decreased during the three months and nine months ended June 30, 1995 due to a decline in the level of Toyota special lease programs sponsored by TMS as compared to the same periods in fiscal 1994. Under these special lease programs, TMCC offers reduced monthly payments on certain new vehicles to qualified lessees and receives an amount from TMS and, in some cases, dealers for each vehicle leased. Amounts received approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease terms. The level of sponsored program activity varies based on TMS marketing strategies. TMCC recognized revenues related to all amounts received under various TMS programs of $37 million and $14 million during the three months ended June 30, 1995 and 1994, respectively, and $96 million and $33 million during the nine months ended June 30, 1995 and 1994, respectively.

TMCC financed or leased ("finance penetration") the following percentages of new Toyota and Lexus vehicle deliveries in the United States, excluding
Hawaii:

                                Three Months Ended        Nine Months Ended
                                     June 30,                  June 30,
                                ------------------        ------------------
                                 1995        1994          1995        1994
                                ------      ------        ------      ------
Finance penetration........      27.4%       38.6%         30.1%       33.8%


Total finance penetration for the three months and nine months  ended June 30,
1995 decreased   as compared to the same periods in  fiscal 1994 primarily due to a decline in the level of special lease programs.

Total financing revenues increased 41% and 48% during the three months and nine months ended June 30, 1995, respectively, as compared to the same periods in fiscal 1994. The increases resulted primarily from earning asset growth.

Retail financing revenues increased 8% and 6% during the three months and nine months ended June 30, 1995, respectively, as compared to the same periods in fiscal 1994. The increase in revenues for the three months ended June 30, 1995 as compared to the same period in fiscal 1994 resulted primarily from the growth in average retail finance receivables outstanding. The increase in revenues for the nine months ended June 30, 1995 as compared to the same period in fiscal 1994 resulted from the growth in average retail finance receivables outstanding partially offset by a decline in portfolio yield resulting from lower yielding contracts replacing liquidating higher yielding contracts. Management of the Company expects that the level of retail financing revenues in fiscal 1995 will approximate those of fiscal 1994.

During the three months and nine months ended June 30, 1995, TMCC's primary source of revenue and earning asset growth was leasing. Leasing revenues increased 51% and 64% during the three months and nine months ended June 30, 1995, respectively, as compared to the same periods in fiscal 1994 primarily due to the growth in average lease earning assets. Management of the Company anticipates further growth in leasing revenues as special lease programs sponsored by TMS and increased acceptability of leasing by retail consumers are expected to continue to result in increases in lease earning assets.

Wholesale and other dealer financing revenues increased 46% and 43% during the three months and nine months ended June 30, 1995, respectively, as compared to the same periods in fiscal 1994. The increased revenues resulted from higher average wholesale receivable balances and increases in wholesale financing rates. Management of the Company anticipates that yields and revenues will increase in fiscal 1995 as compared to fiscal 1994 due to higher short-term market interest rates to which such financing is indexed and due to earning asset growth.

Interest expense increased 51% for each of the three month and nine month periods ended June 30, 1995 from the same periods in fiscal 1994. The increases in interest expense resulted from higher average borrowing levels required to fund the growth in earning assets and increases in market interest rates. The weighted average cost of borrowings was 6.02% and 5.71% for the three months and nine months ended June 30, 1995, respectively, compared to 4.88% and 4.90% for the same period in fiscal 1994. Management anticipates that both the weighted average cost of borrowings and interest expense will increase in fiscal 1995 as compared to fiscal 1994 as a result of increases in average market interest rates and increases in the average level of debt outstanding.

Depreciation on operating leases increased 60% and 80% during the three months and nine months ended June 30, 1995, respectively, as compared to the same periods in fiscal 1994 as a result of the growth in investments in operating leases. Management anticipates higher depreciation on operating leases in fiscal 1995 as compared to fiscal 1994 due to anticipated growth in investments in operating leases.

Unguaranteed  vehicle  residual values  were  approximately  $6.0 billion  and
$4.0 billion  at June  30, 1995  and 1994,  respectively.   To date,  TMCC has
incurred no material losses as a result of residual value risk. Although TMCC's experience has been somewhat limited, management of the Company believes that the aggregate residual values of its leases reflected in the financial statements represent realizable values.

Net financing revenues increased 2% and 3% during the three months and nine months ended June 30, 1995, respectively, as compared to the same periods in fiscal 1994. The increases were primarily attributable to the growth in the level of earning assets which was substantially offset by declining interest margins. Interest margin is the excess of the combined interest rate yield on finance receivables and implicit in leases over the effective interest rate cost of total borrowings. Lower interest margins in fiscal 1995 were the result of lower portfolio yields on retail installment and lease contracts and higher average borrowing costs as compared to fiscal 1994. Management anticipates slightly higher net financing revenues in fiscal 1995 as compared to fiscal 1994 as increased financing revenues resulting from earning asset growth are expected to be substantially offset by lower portfolio yields and higher borrowing costs.

Other revenues increased 13% and 12% during the three months and nine months ended June 30, 1995, respectively, as compared to the same periods in fiscal 1994. The increases in other revenues resulted from the continued growth in the Company's insurance operations offset by declines in servicing and other income related to the retail finance receivables sold in fiscal 1993.

Operating and administrative expenses increased 7% and 9% during the three months and nine months ended June 30, 1995, respectively, as compared to the same periods in fiscal 1994. These increases reflected increased costs required to service the Company's growing customer base and for the growth in the Company's insurance operations.

The provision for credit losses decreased 41% and 10% during the three months and nine months ended June 30, 1995, respectively, as compared to the same periods in fiscal 1994 as a result of a decline in the level of earning asset growth and a change in allowance levels. The allowance levels declined as a result of changes in the mix of earning assets and the Company's low credit loss experience. The Company continues to experience low credit loss levels and will continue to place emphasis on controlling its credit loss exposure; however, there are no assurances that the low credit loss levels will continue.

Operating profits (reflected as "Income before income taxes") increased 17% and 4% during the three months and nine months ended June 30, 1995, respectively, as compared to the same period in fiscal 1994. The increase in operating profits and net income was primarily due to increases in net financing revenues due to the growth in earning assets and a decline in the provision for credit losses. Management of the Company anticipates that fiscal 1995 operating profits will approximate those of fiscal 1994.

Financial support is provided by TMS, as necessary, to maintain TMCC's minimum fixed charge coverage at the level specified in the Operating Agreement. As a result of the favorable operating profits during the nine months ended June 30, 1995 and 1994, TMCC did not receive any financial support from TMS.

Liquidity and Capital Resources

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations, cash provided by operating activities, and growth in retained earnings. Debt funding has been obtained primarily from the issuance of debt securities in the International and United States capital markets. Debt issuances have generally been in the form of commercial paper, medium-term notes ("MTNs") and other debt securities. From time to time, this funding has been supplemented by loans and equity contributions from TMS.

Commercial paper issuances and borrowings from TMS are specifically utilized to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.0 billion to $2.0 billion at any month end during the first nine months of fiscal 1995, with an average outstanding balance of $1.6 billion. To support its commercial paper program, TMCC also maintains syndicated bank credit facilities with certain banks which aggregated $1.5 billion at June 30, 1995. No loans were outstanding under any of these bank credit facilities during the first nine months of fiscal 1995. TMCC also maintains uncommitted, unsecured lines of credit with banks totaling $300 million to facilitate issuances of letters of credit. At June 30, 1995, approximately $87 million in letters of credit had been issued, primarily related to the Company's insurance operations.

From time to time, TMS makes interest-bearing loans to TMCC. The interest rate charged by TMS to TMCC for these interest-bearing loans approximates the Federal Reserve Board's one-month commercial paper composite rate for firms whose bonds are rated AA. The average outstanding balance of loans from TMS during the first nine months of fiscal 1995 was not material.

MTNs, with original terms ranging from one year to ten years, have been issued in the International and United States capital markets to meet a portion of long-term and short-term funding requirements. During the first nine months of fiscal 1995, TMCC issued approximately $3.2 billion of MTNs almost all of which had maturity dates on the date of issuance of more than one year. MTNs outstanding at June 30, 1995, including the effect of foreign currency translations at spot exchange rates in effect at June 30, 1995, totaled approximately $8.6 billion. At July 31, 1995, approximately $1.9 billion under TMCC's United States public MTN program was available for issuance. In July 1995, the Company expanded the maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program from $6.5 billion to $9.5 billion. As of July 31, 1995, approximately $3.9 billion was available for issuance under the Euro MTN program, of which the Company has committed to issue approximately $114 million. The United States and Euro MTN programs may from time to time be expanded to allow for the continued use of these sources of funding.

Long-term  funding requirements  have also  been met  through the  issuance of other forms of debt securities underwritten in the International and United States capital markets. At June 30, 1995, approximately $2.8 billion of debt securities (excluding MTNs), including the effect of foreign currency translations at spot exchange rates in effect at June 30, 1995, were outstanding in the International capital markets. Of the $2.8 billion in debt securities, $1.8 billion was denominated in foreign currencies. At July 31, 1995, approximately $700 million of securities registered with the Securities and Exchange Commission, excluding MTNs, were available for issuance.

TMCC utilizes a variety of financial instruments to manage its foreign currency exchange rate risk and interest rate risk. TMCC does not enter into these instruments for trading purposes. During the nine months ended June 30, 1995 and 1994, TMCC held its derivative financial instruments to maturity of the underlying debt instruments.

TMCC utilizes foreign currency swap agreements and interest rate swap agreements to manage exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executed foreign currency swap agreements. These swap agreements involve agreements to exchange TMCC's foreign currency principal obligations for U.S. dollar obligations at agreed-upon currency exchange rates and to exchange fixed and floating interest rate obligations. The aggregate notional amounts of foreign currency swap agreements at June 30, 1995 and 1994 were $4.5 billion and
$2.9 billion, respectively. In the event that a counterparty fails to perform, TMCC's exposure is limited to the currency exchange and interest rate differential. TMCC does not anticipate nonperformance by any of its counterparties.

TMCC utilizes interest rate swap agreements and other option-based products in managing its exposure to interest rate fluctuations. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts, which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. TMCC also enters into option-based contracts where TMCC is a fixed rate payor when the underlying floating indices are within a prespecified range, and a floating rate payor otherwise. The underlying notional amounts are not exchanged and do not represent exposure to credit loss. In the event that a counterparty fails to perform, TMCC's exposure is limited to the interest rate differential. TMCC does not anticipate nonperformance by any of its counterparties. The aggregate notional amounts of interest rate swap agreements outstanding at June 30, 1995 and 1994, were $11.0 billion and $7.7 billion, respectively. At June 30, 1995, TMCC was the fixed rate payor on $4.4 billion of interest rate swap agreements, floating rate payor on $1.4 billion of such agreements, counterparty to $1.5 billion of basis swap contracts, and counterparty to $3.7 billion of option-based contracts. Interest rate swap agreements and other option-based products are executed as an integral part of specific debt transactions and on a portfolio basis. The differential paid or received on such agreements is recorded as an adjustment to Interest Expense over the term of the underlying debt. Master netting agreements, with all interest rate swap agreement counterparties, also exist allowing the net difference between counterparties to be exchanged in the event of default.

TMCC utilizes indexed note swap agreements in managing its exposure to indexed notes. Indexed notes are debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying instruments. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities. In the event that a counterparty fails to perform, TMCC's exposure is limited to the difference between the indexed amounts that should have been received and the amounts that should have been paid. TMCC does not anticipate nonperformance by any of its counterparties. At June 30, 1995 and 1994, TMCC was the counterparty to $1.8 billion of indexed note swap agreements, of which $0.5 billion was denominated in foreign currencies and $1.3 billion was denominated in U.S. dollars.

For  all of its  derivative financial  instruments, TMCC  manages counterparty
risk   through   the  use   of   credit   standard  guidelines,   counterparty
diversification and financial condition monitoring.

From time to time, TMS has made equity contributions to maintain TMCC's equity capitalization at certain levels. Such levels have been periodically established by TMS as it deems appropriate. No such equity contributions were made during the first nine months of fiscal 1995.

Cash flows provided by operating, investing and financing activities have been used primarily to support growth in earning assets. During the nine months ended June 30, 1995, cash provided by the liquidation of earning assets, totaling $8.7 billion was used to purchase additional finance receivables and investments in operating leases, totaling $11.1 billion. Investing activities resulted in a net use of cash of $2.5 billion as the purchase of additional earning assets, primarily investments in operating leases, exceeded cash provided by the liquidation of earning assets. Investing activities were also supported by net cash provided by operating activities and net cash provided by financing activities which totaled $1.3 billion and $1.0 billion, respectively, during the first nine months of fiscal 1995. Management of the Company believes that cash provided by operating, investing and financing activities will be sufficient to meet the Company's liquidity and capital resource needs in the future.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

            Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to certain matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. At this time, the Company believes any resulting liability from the above legal actions, proceedings and other claims will not materially affect its consolidated financial position or results of operations.


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

            (b)   Reports on Form 8-K

            The Company filed the following report on Form 8-K during the quarter ended June 30, 1995:

                                                         Financial Statements
            Date of Report    Item                             Filed
            --------------    ----                       --------------------

            May 16, 1995      Item 5 - Other Events           None

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


                                              TOYOTA MOTOR CREDIT CORPORATION
                                              -------------------------------
                                                      (Registrant)



Date:   August 11, 1995                     By      /S/ WOLFGANG JAHN
                                              -------------------------------
                                                     Wolfgang Jahn
                                                  Senior Vice President
                                                  and General Manager
                                              (principal executive officer)



Date:   August 11, 1995                     By      /S/ PATRICK BREENE
                                               -------------------------------
                                                      Patrick Breene
                                                    Corporate Manager -
                                                  Finance and Administration
                                                (principal accounting officer)

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