Form 10-K
period 1995-09-30
TOYOTA MOTOR CREDIT CORP
filed 1995-12-26
CIK 834071

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended  September 30, 1995
                                ------------------
          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from           to
                                     --------    --------
Commission file number    1-9961
                        ----------

                      TOYOTA MOTOR CREDIT CORPORATION
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               California                                 95-3775816
----------------------------------------            -----------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

        19001 S. Western Avenue
          Torrance, California                               90509
----------------------------------------            -----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (310) 787-1310
                                                    -----------------------

Securities registered pursuant to section 12(b) of the Act:

                                                     Name of each exchange
          Title of each class                         on which registered
          -------------------                       -----------------------
      7.55% Fixed Rate Medium-Term
       Notes due January 30, 1997                   New York Stock Exchange
----------------------------------------            -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.          Yes   X   No
                                                                ---     ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   [X]

          As of November 30, 1995, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 86,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                                   PART I

ITEM 1.   BUSINESS.

General

Toyota Motor Credit Corporation ("TMCC") provides retail leasing, retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii). TMCC is a wholly owned subsidiary of Toyota Motor Sales, U.S.A., Inc. ("TMS" or the "Parent"). TMS is primarily engaged in the wholesale distribution of automobiles, light trucks, industrial equipment and related replacement parts and accessories throughout the United States (excluding Hawaii). Substantially all of TMS's products are either manufactured by its subsidiaries or are purchased from Toyota Motor Corporation ("TMC"), the parent of TMS, or its affiliates.

TMCC was incorporated in California on October 4, 1982, and commenced operations in May 1983. TMCC currently has 34 branches in various locations in the United States. TMCC's retail leasing and retail and wholesale financing programs are currently available in 44 states for Toyota vehicles and 49 states for Lexus vehicles. TMCC has five wholly owned subsidiaries, four of which are engaged in the insurance business and one limited purpose subsidiary formed primarily to acquire and securitize retail finance receivables. See Item 14, Exhibit 21.1. TMCC and its subsidiaries are collectively referred to as the "Company".

An operating agreement between TMCC and TMS (the "Operating Agreement"), dated January 16, 1984, provides that TMCC will establish its own financing rates and is under no obligation to TMS to finance wholesale obligations from any dealers or retail obligations of any customers. In addition, pursuant to the Operating Agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default. The Operating Agreement also specifies that TMS will retain 100% ownership of TMCC as long as TMCC has any funded debt outstanding and that TMS will make necessary equity contributions or provide other financial assistance TMS deems appropriate to ensure that TMCC maintains a minimum coverage on fixed charges of 1.25 times such fixed charges in any fiscal quarter. The Operating Agreement does not constitute a guarantee by TMS of any obligations of TMCC. The fixed charge coverage provision of the Operating Agreement is solely for the benefit of the holders of TMCC's commercial paper, and the Operating Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TMCC obligations.

Vehicle Leasing and Retail Financing

Leasing consists primarily of purchasing new vehicles leased to retail customers by Toyota and Lexus dealers and certain used vehicles. TMCC holds title to vehicles it leases and generally is permitted to take possession of a vehicle upon default by the lessee. TMCC does not normally finance more than 105% of the vehicle's Manufacturer's Suggested Retail Price and accessories plus taxes, license fees and other fees. The present program is a closed-end program, with lease terms typically ranging from 24 to 60 months. Under the program, the lessee is granted an option to purchase the vehicle at lease termination, and the dealer is granted the same option if the lessee elects to return the vehicle. The purchase price is established at the beginning of the lease and is based upon the estimated residual value of the vehicle. Residual value risk on leased vehicles, which is directly assumed by TMCC, is a function of the number of off-lease vehicles returned to TMCC for disposition, and the difference between the amount of disposition proceeds and the estimated residual value on returned vehicles. Off-lease vehicles returned to TMCC are transported to various auction sites throughout the United States and sold. TMCC requires lessees to carry fire, theft and collision insurance on leased vehicles covering the interests of both TMCC and the lessee. In addition, TMCC requires lessees to carry specified levels of liability insurance. New vehicle leases constituted approximately 99% of all vehicle lease earning assets at September 30, 1995. Vehicle lease earning assets represented approximately 57% of total assets at September 30, 1995.

Retail financing consists of purchasing installment contracts covering the sales of new Toyota and Lexus vehicles and certain used vehicles. TMCC acquires a security interest in the vehicles it finances and recovery of vehicles typically is permitted upon default, subject to various requirements of law. TMCC does not normally finance more than the dealer cost of a vehicle and accessories plus taxes, license fees and other fees, and premiums refundable to TMCC in the event of contract termination. Typically, contract terms range from 36 to 60 months for new vehicles and from 24 to 60 months for used vehicles depending on the age of the vehicle. TMCC has both recourse and non-recourse retail financing programs available to dealers. Dealers participating in the non-recourse program are charged a higher discount rate but do not have any financial responsibility for repossessions. As a result of competitive market factors, substantially all of TMCC's retail financings have been non-recourse. TMCC requires retail financing customers to carry fire, theft and collision insurance on financed vehicles covering the interests of both TMCC and the customer. In the event the customer fails to maintain such insurance, TMCC has the right to obtain collateral protection insurance. New vehicle retail finance receivables constituted approximately 79% of all vehicle retail finance receivables at September 30, 1995. Vehicle retail finance receivables represented approximately 28% of total assets at September 30, 1995.

Effective November 1, 1994, the Company discontinued the origination of retail finance receivables for Toyota vehicles through an independent finance company in five southeastern states. The existing portfolio that was originated on TMCC's behalf by the independent finance company will continue to be serviced by the independent finance company. The Company does not expect the discontinuation of Toyota retail installment contract originations in the five states to have a material adverse effect on the Company's financial condition or results of operations.

A summary of vehicle leasing and retail financing activity follows:

                                      Years Ended September 30,
                           ------------------------------------------------
                             1995      1994      1993      1992      1991
                           --------  --------  --------  --------  --------
Contract volume:
   New vehicles.........    303,000   350,000   256,000   237,000   192,000
   Used vehicles........     46,000    64,000    56,000    56,000    52,000
                           --------  --------  --------  --------  --------
      Total.............    349,000   414,000   312,000   293,000   244,000
                           ========  ========  ========  ========  ========
Average amount financed:
   New vehicles.........    $21,000   $19,900   $17,900   $16,700   $14,600
   Used vehicles........    $14,000   $12,600   $10,400    $9,400    $8,500

Outstanding portfolio at
   period end ($Millions):
      New vehicles......    $12,852   $11,603    $8,167    $6,910    $5,285
      Used vehicles.....       $942    $1,128      $877      $837      $695
      Number of accounts    946,000   929,000   750,000   735,000   638,000


The outstanding balance of the sold retail finance receivables which TMCC continues to service (not included in the above table) totaled $762 million and $251 million, representing approximately 101,000 and 41,000 accounts, at September 30, 1995 and 1994, respectively.

Vehicle Wholesale Financing

TMCC provides wholesale financing through a floating interest rate program that assists Toyota and Lexus dealers, with approved lines of credit, in carrying inventories of new Toyota and Lexus vehicles. Typically, financing is provided for up to 100% of the dealer invoice value of new vehicles. Dealers are required to make principal reductions with respect to specific vehicles financed based on time in inventory or use as a customer demonstrator. Used vehicle inventory financing is also offered, but financing is subject to certain limitations. TMCC acquires security interests in the vehicles it finances at wholesale, and substantially all such financings are backed by corporate or individual guarantees from or on behalf of participating dealers. In the event of a dealer default, TMCC has the right to liquidate any assets acquired and seek legal remedies pursuant to the guarantees. TMCC has no right, however, to recover a vehicle sold by a dealer to a bona fide retail buyer and is limited to the remedies under its wholesale financing agreement with the dealer. Pursuant to the Operating Agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of a dealer default. At September 30, 1995, finance receivables related to new vehicle inventory financing represented approximately 92% of TMCC's total vehicle wholesale finance receivables. Vehicle wholesale finance receivables represented approximately 5% of total assets at September 30, 1995.

A summary of vehicle wholesale financing activity follows:

                                             Years Ended September 30,
                                  ------------------------------------------------
                                    1995      1994      1993      1992      1991
                                  --------  --------  --------  --------  --------
Dealer loans ($Millions).......     $7,626    $7,055    $6,378    $4,903    $3,409
Dealer repayments ($Millions)..     $7,444    $7,032    $6,152    $4,745    $3,264
Average amount financed
   per vehicle.................    $18,999   $17,530   $16,500   $15,400   $14,200
Outstanding portfolio at
   period end ($Millions)......       $886      $727      $703      $486      $339

Credit Losses

Credit losses are an expected cost in the business of extending credit and are considered in TMCC's rate-setting process. TMCC's objective is to minimize credit losses while providing financing support for the sale of Toyota and Lexus products. TMCC's credit losses to date have been primarily from lease and retail installment contracts.

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

An analysis of the allowance for credit losses follows:

                                          Years ended September 30,
                                    ------------------------------------
                                    1995    1994    1993    1992    1991
                                    ----    ----    ----    ----    ----
                                            (Dollars in Millions)
Allowance for credit losses
   at beginning of period.........  $164    $121    $107    $ 89     $70
Provision for credit losses.......    58      78      54      68      68
Charge-offs, net of recoveries....   (51)    (35)    (40)    (50)    (49)
                                    ----    ----    ----    ----     ---
Allowance for credit losses
   at end of period...............  $171    $164    $121    $107     $89
                                    ====    ====    ====    ====     ===
Allowance as a percent of net
   investments in operating
   leases and net receivables
   outstanding....................  1.10%   1.16%   1.17%   1.22%   1.31%

Losses as a percent of average
   net investments in operating
   leases and average gross
   receivables outstanding........   .33%    .28%    .37%    .56%    .69%

Aggregate balances at end of
   period for lease rentals
   and installments 60
   or more days past due..........   $20     $15     $16     $23     $24

Aggregate balances at end of
   period for lease rentals
   and installments 60 or more
   days past due as a percent
   of net investments in operating
   leases and gross receivables
   outstanding....................   .12%    .10%    .14%    .23%    .31%


Other Activities

The Company considers its primary business to be retail leasing and retail and wholesale financing of vehicles. During fiscal 1995, 1994 and 1993, the Company derived approximately 8%, 9% and 10%, respectively, of its total revenues from operations other than its primary business. Operations other than the Company's primary business include business related to the Company's insurance subsidiaries and non-vehicle financing programs. The insurance subsidiaries provide certain insurance services along with certain insurance and contractual coverages related to the sale of vehicles. In addition, the insurance subsidiaries insure and reinsure certain TMS and TMCC risks. See
Item 13. In June 1993, a limited purpose subsidiary, Toyota Motor Credit Receivables Corporation ("TMCRC"), was formed primarily to acquire retail finance receivables from TMCC for the purpose of securitizing such
receivables.       In the  fourth  quarter of  fiscal  1995, the  Company sold approximately $679 million of retail finance receivables, subject to limited recourse provisions. See Note 6 to the Consolidated Financial Statements in
Item 8. TMCC provides financing of new vehicles for daily rental fleets belonging to Toyota and Lexus dealers, independent fleet operators and retail leasing companies owned by Toyota and Lexus dealers. Real estate and working capital loans are also provided by TMCC to Toyota and Lexus vehicle dealers. TMCC also provides wholesale financing as well as retail installment financing and leasing to authorized Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii).

Competition and Government Regulations

The automobile finance industry in the United States is very competitive. Commercial banks, savings and loan associations, credit unions, finance companies and other captive automobile finance companies provide leasing and retail financing for new and used vehicles. Commercial banks and other captive automobile finance companies also provide wholesale financing for Toyota and Lexus dealers. TMCC's strategy is to supplement, with competitive financing programs, the overall commitment of TMS to offer a complete package of services to authorized Toyota and Lexus dealers and their customers.

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

Employee Relations

At November 30, 1995, the Company had approximately 1,969 full-time employees. The Company considers its employee relations to be satisfactory.

Toyota Motor Sales, U.S.A., Inc.

TMS, a wholly owned subsidiary of TMC, was established in 1957 and is primarily engaged in the wholesale distribution of automobiles, light trucks, industrial equipment and related replacement parts and accessories throughout the United States (excluding Hawaii). Additionally, TMS exports automobiles and related replacement parts and accessories to Europe, Asia and United States territories. TMS also manufactures certain automobiles through Toyota Motor Manufacturing, U.S.A., Inc., a subsidiary owned 80% by TMS and 20% by TMC, and began truck manufacturing operations in the United States in 1991 through TABC, Inc., a wholly owned subsidiary. TMS's corporate headquarters are in Torrance, California, and TMS has port facilities, regional sales offices and parts distribution centers at other locations in the United States.

Toyota vehicles are distributed throughout the United States in twelve regions, ten of which are operated by or through TMS. Previously, these ten regions were operated by or through Toyota Motor Distributors, Inc. ("TMD"), a wholly owned subsidiary of TMS. Effective October 1, 1995, TMD was merged into TMS. The remaining two regions are serviced by private distributors who purchase directly from TMS and distribute to Toyota dealers within their respective regions. For the year ended September 30, 1995, these two distributors, Gulf States Toyota, Inc. of Houston, Texas and Southeast Toyota Distributors, Inc. of Deerfield Beach, Florida, accounted for approximately 31% of the Toyota vehicles sold in the United States (excluding Hawaii). Lexus vehicles are directly distributed by TMS to Lexus dealers throughout the United States (excluding Hawaii).

For the year ended September 30, 1995, TMS sold approximately 1,078,000 automobiles and light trucks in the United States (excluding Hawaii), of which approximately 526,000 were manufactured in the United States, and exported approximately 65,000 automobiles. TMS sales represented approximately 27% of TMC's worldwide sales volume for the year ended March 31, 1995. For the years ended September 30, 1995 and 1994, Toyota and Lexus vehicles accounted for approximately 7.2% and 7.1%, respectively, of all retail automobile and light truck sales in the United States.

Total revenues for TMS (together with its consolidated subsidiaries) for the fiscal years ended September 30, 1995, 1994 and 1993, aggregated approximately $26.2 billion, $23.3 billion and $20.9 billion, respectively, of which approximately $23.7 billion, $21.5 billion and $19.5 billion, respectively, were attributable to revenues other than those associated with financial services. At September 30, 1995, 1994 and 1993, TMS had total assets of approximately $21.1 billion, $19.5 billion and $15.8 billion, respectively, and net worth in excess of $4.6 billion, $4.3 billion and $4.1 billion, respectively. TMS had net income in excess of $250 million in each of its last three fiscal years.

ITEM 2.   PROPERTIES.

The headquarters of the Company is in Torrance, California and its 34 branch offices are located in various cities throughout the United States. At September 30, 1995, all of the Company's offices were in leased facilities and were occupied. The Company has periodically expanded or relocated existing offices to meet current or anticipated needs. From time to time, the Company has also opened additional branch offices to better serve its customers. The Company anticipates being able to continue to obtain adequate space to conduct its business.

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

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected financial data for the five years ended September 30, 1995 has been derived from financial statements audited by Price Waterhouse LLP, independent accountants. The following information should be read in conjunction with the audited financial statements and notes thereto included in Item 8 and with Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                          Years Ended September 30,
                                    --------------------------------------
                                     1995    1994    1993    1992    1991
                                    ------  ------  ------  ------  ------
                                             (Dollars in Millions)
INCOME STATEMENT DATA

Financing Revenues:

Leasing...........................  $1,904  $1,230  $  747    $447    $216
Retail financing..................     431     413     468     485     446
Wholesale and other
   dealer financing...............     121      86      80      65      64
                                    ------  ------  ------    ----    ----
Total financing revenues..........   2,456   1,729   1,295     997     726

Interest expense<F1>..............     716     486     454     450     390
Depreciation on operating leases..   1,232     735     381     178      42
                                    ------  ------  ------    ----    ----
Net financing revenues............     508     508     460     369     294

Other revenues....................     108      95      77      53      39
                                    ------  ------  ------    ----    ----
Net Financing Revenues
   and Other Revenues.............     616     603     537     422     333
                                    ------  ------  ------    ----    ----
Expenses:

Operating and administrative......     258     232     228     179     130
Provision for credit losses.......      58      78      54      68      68
                                    ------  ------  ------    ----    ----
Total Expenses....................     316     310     282     247     198
                                    ------  ------  ------    ----    ----

Income before income taxes........     300     293     255     175     135

Provision for income taxes........     117     118      97      68      52
                                    ------  ------  ------    ----    ----
Net Income........................  $  183  $  175  $  158    $107    $ 83
                                    ======  ======  ======    ====    ====

-----------------
(Table Continued)

                                                September 30,
                              ------------------------------------------------
                               1995       1994       1993       1992      1991
                              -------    -------    ------    ------    ------
                                            (Dollars in Millions)
BALANCE SHEET DATA

Investments in operating
   leases, net............     $8,148     $6,215     $3,050    $1,699      $604
Finance receivables, net..     $7,141     $7,776     $7,206    $6,983    $6,070
Total assets..............    $16,138    $14,733    $11,159    $9,444    $7,138
Notes and loans payable...    $12,696    $11,833     $8,833    $7,705    $5,816
Capital stock<F2>.........       $865       $865       $680      $630      $550
Retained earnings<F3>.....       $844       $662       $487      $329      $222

RATIO OF EARNINGS TO
   FIXED CHARGES<F1><F4>..       1.42       1.60       1.56      1.39      1.34

----------------

<F1>  To maintain  the fixed  charge coverage  at the  level specified in  the
      Operating  Agreement,  TMS  on  occasion, has  made  noninterest-bearing advances and income maintenance payments to TMCC. No such noninterest-bearing advances and income maintenance payments were made in fiscal 1995, 1994, 1993, 1992 and 1991.
<F2>  $10,000 par value per share.
<F3>  The Company has paid no dividends to date.
<F4>  The ratio of earnings to fixed charges  was computed by dividing (i) the sum of income before income taxes and fixed charges by (ii) fixed charges. Fixed charges consist primarily of interest expense net of the effect of noninterest-bearing advances. The ratio of earnings to fixed charges for TMS and subsidiaries was 1.74, 1.90, 2.07, 1.83 and
      2.54 for the years ended September 30, 1995, 1994, 1993, 1992  and 1991, respectively. In March 1987, TMCC guaranteed payments of principal and interest on $58 million principal amount of bonds issued in connection with the Kentucky manufacturing facility of an affiliate. As of
      September 30, 1995, TMCC has not incurred any fixed charges in connection with such guarantee and no amount is included in any ratio of earnings to fixed charges. See Item 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The earnings of TMCC are primarily affected by interest margins and the average outstanding balance of earning assets and borrowing levels. The interest rates implicit in leases and charged on retail finance receivables are fixed at the time acquired. Yields on the majority of wholesale receivables and other loans to dealers vary with changes in short-term interest rates. Funding requirements are primarily met through net cash provided by operating activities, earning asset liquidations and the issuance of debt obligations of varying terms at both fixed and floating interest rates. TMCC utilizes interest rate swap agreements and cross currency interest rate swap agreements as part of its financing activities and in managing its cost of borrowings.

The Company's business is dependent upon the sale of Toyota and Lexus vehicles in the United States. Lower levels of sales of such vehicles resulting from governmental action, decline in demand, changes in pricing due to the appreciation of the Japanese yen against the United State dollar, or other events, could result in a reduction in the level of finance and insurance operations of the Company. To date, the level of the Company's operations has not been restricted by the level of sales of Toyota and Lexus vehicles.

Financial Condition and Results of Operations

TMCC's earning assets, consisting of investments in operating leases and finance receivables, totaled $15.5 billion at September 30, 1995, compared to $14.2 billion at September 30, 1994. The increase in earning assets was primarily the result of growth in lease earning assets.

Lease earning assets, consisting of lease finance receivables, net of unearned income, and investments in operating leases, net of accumulated depreciation, totaled $9.5 billion and $7.7 billion at September 30, 1995 and 1994, respectively. Lease earning assets increased from September 30, 1994 primarily due to operating lease additions exceeding operating lease dispositions as a result of the effect of special lease programs sponsored by TMS and the increased acceptance of leasing by retail consumers. The Company anticipates further growth in lease earning assets as special lease programs and the increased acceptance of leasing by retail consumers continue.

Retail finance receivables, net of unearned income, were $4.7 billion and $5.4 billion at September 30, 1995 and 1994, respectively. Retail finance receivables decreased from September 30, 1994 primarily due to the sale of approximately $679 million of retail finance receivables in the fourth quarter of fiscal 1995.

Wholesale receivables and other dealer loans were $1.2 billion at September 30, 1995 and $1.1 billion at September 30, 1994. The increase in these receivables resulted primarily from the higher average receivables balance outstanding per dealer.

Contract volume related to TMCC's vehicle leasing and retail financing programs is summarized below:

                                               Years Ended September 30,
                                             -----------------------------
                                              1995       1994       1993
                                             -------    -------    -------
Contract volume:
   Vehicle lease contracts...............    179,000    204,000    112,000
   Vehicle retail installment contracts..    170,000    210,000    200,000
                                             -------    -------    -------
      Total..............................    349,000    414,000    312,000
                                             =======    =======    =======

Total contract volume decreased in fiscal 1995 due to declines in vehicle lease and retail installment contract volume. The vehicle lease contract volume decrease was due to a decline in the level of Toyota special lease programs sponsored by TMS which was partially offset by increases in the level of vehicle lease contract volume under programs not sponsored by TMS. The decrease in vehicle retail installment contract volume was primarily due to increased competition in new and used vehicle financing, and to a lesser extent, discontinuing the origination of Toyota retail installment contracts through an independent finance company. Although further declines in new and used vehicle financing are possible, the Company has taken various steps to enhance both programs' competitive positions. Total contract volume increased in fiscal 1994 due primarily to the increased leasing of both Toyota and Lexus vehicles. The increased leasing was primarily attributable to the growth in special lease programs sponsored by TMS and the increased acceptance of leasing in the vehicle retail sales market.

Under special programs sponsored by TMS, TMCC offers reduced monthly payments on certain Toyota and Lexus new vehicles and Toyota industrial equipment to qualified lease and retail customers and receives an amount from TMS, and in some cases, dealers, for each lease and retail installment contract. Amounts received approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease and retail installment contract terms. The level of sponsored program activity varies based on TMS marketing strategies. Revenues earned depend not only on the level of TMS programs offered, but on the mix of Toyota and Lexus vehicles, the timing of TMS programs, and the amount of reduced monthly payments determined by TMS. TMCC's revenues earned in fiscal 1995, 1994 and 1993 related to all TMS programs were $134 million, $54 million and $25 million, respectively.

TMCC leased or financed ("finance penetration") the following percentages of new Toyota and Lexus vehicle deliveries (excluding fleet) in the United States (excluding Hawaii):

                                               Years Ended September 30,
                                             -----------------------------
                                              1995       1994       1993
                                             -------    -------    -------

Finance penetration......................      31.8%      36.7%      27.1%


Total finance penetration decreased in fiscal 1995 primarily due to a decline in the level of special lease programs and increased in fiscal 1994 primarily due to an increase in the level of special lease programs.

Total financing revenues increased 42% in fiscal 1995 and 34% in fiscal 1994. The increases resulted primarily from earning asset growth.

During fiscal 1995 and 1994, TMCC's primary source of revenue and earning asset growth was leasing. Leasing revenues increased 55% and 65% in fiscal 1995 and 1994, respectively, primarily due to growth in average lease earning assets. The Company anticipates further growth in leasing revenues as special lease programs sponsored by TMS and the increased acceptance of leasing by retail consumers are expected to continue to result in increases in lease earning assets.

Retail financing revenues increased 4% in fiscal 1995 and decreased 12% in fiscal 1994. The increase in revenues in fiscal 1995 resulted from the growth in average retail finance receivables outstanding partially offset by a decrease in portfolio yields. The decrease in revenues in fiscal 1994 was due to a decrease in portfolio yields. The decrease in portfolio yields resulted from lower yielding contracts replacing liquidating higher yielding contracts. Lower yielding contracts are the result of the effect of competitive market conditions.

Wholesale and other dealer financing revenues increased 41% in fiscal 1995 and 8% in fiscal 1994. The increased revenues in fiscal 1995 resulted primarily from higher average wholesale receivable balances and increases in wholesale financing rates. The increased revenues in fiscal 1994 resulted primarily from higher average wholesale receivable balances.

Interest expense increased 47% in fiscal 1995, compared with a 7% increase in fiscal 1994. The increase in fiscal 1995 resulted from higher average borrowing levels required to fund the growth in earning assets and increases in the average cost of borrowings. The increase in fiscal 1994 resulted from higher average borrowing levels required to fund the growth in earning assets which was substantially offset by decreases in the average cost of borrowings. The decreases in the average cost of borrowings resulted primarily from lower fixed rate borrowings replacing maturing higher fixed rate borrowings. The weighted average cost of borrowings was 5.78%, 4.94% and 5.57% for the years ended September 30, 1995, 1994 and 1993, respectively.

Depreciation on operating leases increased 68% and 93% in fiscal 1995 and 1994, respectively, as a result of growth in investments in operating leases. The Company anticipates higher depreciation on operating leases in fiscal 1996 due to anticipated growth in investments in operating leases.

Investments  in  operating  leases  are  recorded  at  cost  and  depreciated, primarily  on a  straight-line basis  over  the lease  term  to the  estimated residual value. Finance leases are recorded at cost and amortized using the effective yield method to the estimated residual value. The estimated residual value may be less than the purchase option price established at lease inception. The estimated residual values are derived by vehicle model and lease term from, among other things, market information on sales of used vehicles, historical information, including lease vehicle return trends, and economic factors. Residual values totaled approximately $6.6 billion and $4.8 billion at September 30, 1995 and 1994, respectively. TMCC's residual value risk is a function of the number of off-lease vehicles returned to TMCC for disposition, and the difference between the amount of disposition proceeds and the estimated residual value on returned vehicles. TMCC actively manages the disposition of its lease vehicles by working with lessees, dealers and auctions through end-of-lease-term remarketing programs. In addition, lease vehicles scheduled to mature are inspected and lessees are charged for excess wear and tear, excess mileage and any damages to the vehicle. During fiscal 1995, 1994 and 1993, approximately 11%, 12% and 15%, respectively, of lease vehicles originally scheduled to mature in those years were returned to TMCC. The difference between the total disposition proceeds from off-lease vehicles returned to TMCC and their estimated residual values was not material to the results of operations for each of the three years ended September 30, 1995. As the lease portfolio matures, management anticipates that the level of vehicle lease returns will increase; however, management believes that its lease earning assets are recorded at net realizable value.

Net financing revenues remained relatively level in fiscal 1995 as the increase in the level of earning assets was offset by declining interest margins. Net financing revenues increased 10% in fiscal 1994 as the growth in the level of earning assets was partially offset by declining interest margins. Interest margin is the excess of the combined interest rate yield implicit in leases and on finance receivables over the effective interest rate cost of total borrowings. Lower interest margins in fiscal 1995 were the result of lower portfolio yields on lease and retail installment contracts and higher average borrowing costs as compared to fiscal 1994. Lower interest margins in fiscal 1994 were the result of portfolio yields on lease and retail installment contracts decreasing more rapidly than the decline in average borrowing costs.

Other revenues increased 14% in fiscal 1995 and 23% in fiscal 1994. The increase in other revenues in fiscal 1995 was primarily due to growth in the Company's insurance operations. The increase in other revenues in fiscal 1994 resulted from the growth in the Company's insurance operations and from servicing and other income related to the retail finance receivables sold in fiscal 1993.

Operating and administrative expenses increased 11% and 2% in fiscal 1995 and 1994, respectively. These increases reflected costs for the growth in the Company's insurance operations and costs for additional personnel and other resources required to service the Company's growing customer base. The Company anticipates that operating and administrative expenses for fiscal 1996 will continue to increase as a result of the Company's growing customer base.

The provision for credit losses decreased 26% in fiscal 1995 and increased 44% in fiscal 1994. The decrease in fiscal 1995 was due to the effect of the sale of retail finance receivables, a decline in the level of earning asset growth and a change in allowance levels. The provision for credit losses excludes the limited recourse loss provision for the sold receivables which was netted against the gain recognized on the sale of finance receivables. The allowance levels declined as a result of changes in the mix of earning assets and the Company's low credit loss experience. The provision for credit losses increased 44% in fiscal 1994 as a result of the increased growth in the level of earning assets partially offset by favorable credit loss experience. The favorable trend in credit loss experience is attributable, in part, to enhanced credit granting procedures, collection efforts and the mix in earning assets. The Company continues to experience low credit loss levels and will continue to place emphasis on controlling its credit loss exposure; however, there are no assurances that the low credit loss levels will continue.

Operating profits (reflected as "Income before income taxes") increased 2% in fiscal 1995 and 15% in fiscal 1994. The increase in operating profits and net income in fiscal 1995 was primarily due to a decline in the provision for credit losses offset by increases in operating expenses. The increase in operating profits and net income in fiscal 1994 was primarily the result of the growth in the level of earning assets, decreases in the average cost of borrowings and favorable credit loss experience.

Financial support is provided by TMS, as necessary, to maintain TMCC's minimum fixed charge coverage at the level specified in the Operating Agreement. As a result of the favorable operating profits in both fiscal 1995 and 1994, TMCC did not receive any financial support from TMS. See Item 13.

Liquidity and Capital Resources

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities. Debt issuances have generally been in the form of commercial paper, United States and Euro medium-term notes ("MTNs"), Eurobonds and to a lesser extent, the sale of retail finance receivables in the asset backed securities market. On occasion, this funding has been supplemented by loans and equity contributions from TMS.

Commercial paper issuances and borrowings from TMS are specifically utilized to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.0 billion to
$2.6 billion during fiscal 1995, with an average outstanding balance of $1.8 billion. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $1.5 billion at September 30, 1995. No loans were outstanding under any of these bank credit facilities during fiscal 1995. TMCC also maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $300 million to facilitate the issuance of letters of credit. At September 30, 1995, approximately $86 million in letters of credit had been issued, primarily related to the Company's insurance operations.

On occasion, TMS makes interest-bearing loans to TMCC. The interest rate charged by TMS to TMCC for these interest-bearing loans approximates the Federal Reserve Board's one-month commercial paper composite rate for firms whose bonds are rated AA. The average outstanding balance of loans from TMS during fiscal 1995 was not material.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. United States and Euro MTNs with original maturities ranging from one to ten years have provided TMCC with a significant source of funding. During fiscal 1995, TMCC issued approximately $3.8 billion of MTNs of which approximately $3.4 billion had original maturities of more than one year. TMCC had approximately $8.7 billion of MTNs outstanding at September 30, 1995, including the effect of foreign currency translation at September 30, 1995 spot exchange rates. Approximately $3.6 billion of the $8.7 Billion in MTNs was denominated in foreign currencies. In addition to MTNs, TMCC had approximately $2.5 billion of debt securities outstanding in the international capital markets at September 30, 1995, including the effect of foreign currency translations at September 30, 1995 spot exchange rates, issued principally in the form of Eurobonds. Approximately $2.0 billion of the $2.5 billion in debt securities was denominated in foreign currencies.

TMCC anticipates continued use of MTNs in both the United States and international capital markets. At November 30, 1995, approximately $1.6 billion was available for issuance under TMCC's United States public MTN program. In July 1995, the Company expanded the maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program from $6.5 billion to $9.5 billion. Approximately $3.2 billion was available for issuance under the Euro MTN program as of November 30, 1995, of which the Company has committed to issue approximately $200 million. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, approximately $700 million of securities registered with the Securities and Exchange Commission, excluding MTNs, were available for issuance at November 30, 1995.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation of earning assets, totaling $11.9 billion and $10.8 billion during fiscal 1995 and 1994, respectively, was used to purchase additional investments in operating leases and finance receivables, totaling $15.1 billion and $15.3 billion during fiscal 1995 and 1994, respectively. Additionally, in the fourth quarter of fiscal 1995, the Company generated proceeds of $653 million from the sale of a pool of retail finance receivables. Investing activities resulted in a net use of cash of $2.7 billion and $4.5 billion in fiscal 1995 and 1994, respectively, as the purchase of additional earning assets, primarily investments in operating leases, exceeded cash provided by the liquidation of earning assets. Investing activities were also supported by net cash provided by operating activities totaling $1.8 billion and $1.3 billion during fiscal 1995 and 1994, respectively, and net cash provided by financing activities totaling $0.7 billion and $3.0 billion, during fiscal 1995 and 1994, respectively. The Company believes that cash provided by operating, investing and financing activities will be sufficient to meet the Company's liquidity and capital resource needs in the future.

TMCC utilizes derivative financial instruments to manage its currency exchange rate risk arising as a result of borrowings denominated in foreign currencies and its interest rate risk. The underlying notional amounts of the derivative financial instruments are not exchanged and do not represent exposure to credit loss. TMCC does not enter into these instruments for trading purposes. TMCC manages counterparty risk through the use of credit standard guidelines, counterparty diversification and financial condition monitoring. At September 30, 1995, approximately 82% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties. The credit exposure of TMCC's derivative financial instruments at September 30, 1995 was $509 million on an aggregate notional amount of $17.4 billion.

TMCC utilizes cross currency interest rate swap agreements to manage exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Debt issued in foreign currencies is hedged by concurrently executed cross currency interest rate swap agreements. These cross currency interest rate swap agreements involve agreements to exchange TMCC's foreign currency principal and interest obligations for U.S. dollar obligations at agreed-upon currency exchange rates and interest rates. In the event that a counterparty fails to perform, TMCC's credit exposure is limited to the currency exchange and interest rate differential between the non-performing swap and the corresponding debt transaction.

TMCC utilizes interest rate swap agreements and option-based products in managing its exposure to interest rate fluctuations. The mix of fixed and floating interest rates on TMCC's debt outstanding is periodically adjusted through the use of interest rate swap agreements and other option-based products. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay at a certain fixed or floating rate and to receive payments at a different rate, at specified intervals, calculated on an agreed-upon notional amount. In the event that a counterparty fails to perform, TMCC's credit exposure is limited to the interest rate differential. Option-based products consist primarily of purchased interest rate cap agreements and, to a lesser extent, corridor agreements. An interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .42%, from 5.96% to an estimated 6.38% at September 30, 1995. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .46%, from 5.96% to an estimated 5.50% at September 30, 1995.

A reconciliation of the activity of TMCC's derivative financial instruments for the years ended September 30, 1995 and 1994 is as follows:

                                                         September 30,
                                 ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest       Interest                        Indexed
                                   Rate Swap      Rate Swap     Option-based      Note Swap
                                   Agreements     Agreements      Products        Agreements
                                  ------------   ------------   ------------     ------------
                                  1995    1994   1995    1994   1995    1994     1995    1994
                                  ----    ----   ----    ----   ----    ----     ----    ----
                                                   (Dollars in Billions)
Beginning Notional Amount.......  $4.0    $2.8   $7.6    $6.0   $0.5    $0.4     $2.4    $1.4

Add:
   New agreements...............   1.6     2.0    1.9     3.5    3.3     0.5      0.5     1.6

Less:
   Terminated agreements........    -       -      -       -      -       -        -       -

   Expired agreements...........   0.8     0.8    2.4     1.9     -      0.4      1.2     0.6
                                  ----    ----   ----    ----   ----    ----     ----    ----
Ending Notional Amount..........  $4.8    $4.0   $7.1    $7.6   $3.8    $0.5     $1.7    $2.4
                                  ====    ====   ====    ====   ====    ====     ====    ====

For additional information regarding TMCC's use of derivatives financial instruments, see Item 8 -- Notes 2, 9, 10 and 11 to the Consolidated Financial Statements.

On occasion, TMS has made equity contributions to maintain TMCC's equity capitalization at certain levels. Such levels have been periodically established by TMS as it deems appropriate. No such equity contributions were made during fiscal 1995. During the year ended September 30, 1994, TMS made equity contributions to TMCC by purchasing, at par value, all newly issued shares of TMCC's capital stock in the amount of $185 million.

Recently Enacted Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"). Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. Statement No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, Statement No. 121 requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Statement No. 121 is effective for fiscal years beginning after December 15, 1995. The Company has not determined the impact that the adoption of this accounting standard will have on its financial position or results of operations. The Company plans to adopt Statement No. 121 in the first interim period of fiscal 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                    -------

Report of Independent Accountants................................     21

Consolidated Balance Sheet at September 30, 1995 and 1994........     22

Consolidated Statement of Income for the
   years ended September 30, 1995, 1994 and 1993.................     23

Consolidated Statement of Shareholder's Equity for
   the years ended September 30, 1995, 1994 and 1993.............     24

Consolidated Statement of Cash Flows for the
   years ended September 30, 1995, 1994 and 1993.................     25

Notes to Consolidated Financial Statements.......................   26 - 51







All schedules have been omitted because they are not required, not applicable, or the information has been included elsewhere.

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------








To the Board of Directors and Shareholder of Toyota Motor Credit Corporation




In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation (a wholly owned subsidiary of Toyota Motor Sales, U.S.A., Inc.) and its subsidiaries at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Toyota Motor Credit Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/S/ PRICE WATERHOUSE LLP


Los Angeles, California
October 31, 1995

                      TOYOTA MOTOR CREDIT CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in Millions)

                                                       September 30,
                                                  -----------------------
                                                    1995           1994
                                                  --------       --------
               ASSETS
               ------

Cash and cash equivalents.................         $   108        $   277
Investments in marketable securities......             169            102
Investments in operating leases, net......           8,148          6,215
Finance receivables, net..................           7,141          7,776
Receivable from Parent....................              50             37
Other receivables.........................             350            235
Deferred charges..........................              85             36
Income taxes receivable...................               6             -
Other assets..............................              81             55
                                                   -------        -------

         Total Assets.....................         $16,138        $14,733
                                                   =======        =======

   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................         $12,696        $11,833
Accrued interest..........................             190            156
Accounts payable and accrued expenses.....             857            727
Unearned insurance premiums...............              59             73
Income taxes payable......................              -              31
Deferred income taxes.....................             627            386
                                                   -------        -------
      Total liabilities...................          14,429         13,206
                                                   -------        -------
Commitments and contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 86,500 in 1995 and
      1994)...............................             865            865
   Retained earnings......................             844            662
                                                   -------        -------
      Total shareholder's equity..........           1,709          1,527
                                                   -------        -------
         Total Liabilities and
         Shareholder's Equity.............         $16,138        $14,733
                                                   =======        =======

         See Accompanying Notes to Consolidated Financial Statements.

                        TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Millions)

                                                    Years ended September 30,
                                                ----------------------------------
                                                 1995          1994          1993
                                                ------        ------        ------
Financing Revenues:

   Leasing.................................     $1,904        $1,230        $  747
   Retail financing........................        431           413           468
   Wholesale and other dealer financing....        121            86            80
                                                ------        ------        ------

Total financing revenues...................      2,456         1,729         1,295

   Interest expense........................        716           486           454
   Depreciation on operating leases........      1,232           735           381
                                                ------        ------        ------
Net financing revenues.....................        508           508           460

Other revenues.............................        108            95            77
                                                ------        ------        ------
Net Financing Revenues and Other Revenues..        616           603           537
                                                ------        ------        ------
Expenses:

   Operating and administrative............        258           232           228
   Provision for credit losses.............         58            78            54
                                                ------        ------        ------

Total Expenses.............................        316           310           282
                                                ------        ------        ------

Income before income taxes.................        300           293           255

Provision for income taxes.................        117           118            97
                                                ------        ------        ------

Net Income.................................     $  183        $  175        $  158
                                                ======        ======        ======





             See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)


                                         Capital    Retained
                                          Stock     Earnings        Total
                                         -------    --------       -------
Balance at September 30, 1992..........     $630        $329        $  959


Issuance of capital stock..............       50          -             50

Net income in 1993.....................       -          158           158
                                            ----        ----        ------

Balance at September 30, l993..........      680         487         1,167


Issuance of capital stock..............      185          -            185

Net income in 1994.....................       -          175           175
                                            ----        ----        ------

Balance at September 30, 1994..........      865         662         1,527


Net income in 1995.....................       -          183           183

Net unrealized holding losses on
   marketable securities...............       -           (1)           (1)
                                            ----        ----        ------

Balance at September 30, 1995..........     $865        $844        $1,709
                                            ====        ====        ======




         See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Dollars in Millions)

                                                              Years ended September 30,
                                                          ---------------------------------
                                                           1995         1994          1993
                                                          ------       ------        ------
Cash flows from operating activities:

   Net income..........................................   $  183       $  175        $  158
                                                          ------       ------        ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization..................    1,286          743           382
        Provision for credit losses....................       58           78            54
        Gain from sale of finance receivables..........       (6)          -            (12)
        Increase in accrued interest...................       34            8            24
        Decrease in unearned insurance premiums........      (14)         (13)          (21)
        Increase (decrease) in deferred
           income taxes................................      241          108            (1)
        (Increase) decrease in other assets............      (45)         (24)           47
        Increase in other liabilities..................       85          180           215
                                                          ------       ------        ------
   Total adjustments...................................    1,639        1,080           688
                                                          ------       ------        ------

Net cash provided by operating activities..............    1,822        1,255           846
                                                          ------       ------        ------

Cash flows from investing activities:

   Additions to investments in marketable
      securities.......................................      (90)         (86)         (174)
   Disposition of investments in marketable
      securities.......................................       24          120           139
   Purchase of finance receivables.....................  (11,005)     (10,868)       (9,936)
   Liquidations of finance receivables.................   10,941       10,263         9,159
   Proceeds from sale of finance receivables...........      653           -            466
   Additions to investments in operating leases........   (4,123)      (4,468)       (1,974)
   Disposition of investments in operating leases......      927          525           225
                                                          ------       ------        ------

Net cash used in investing activities..................   (2,673)      (4,514)       (2,095)
                                                          ------       ------        ------
Cash flows from financing activities:

   Proceeds from issuance of capital stock.............       -           185            50
   Proceeds from issuance of notes and loans payable...    5,733        5,150         2,848
   Payments on notes and loans payable.................   (4,989)      (2,955)       (1,246)
   Net increase (decrease) in commercial paper,
      with original maturities less than 90 days.......      (62)         582           (40)
                                                          ------       ------        ------

Net cash provided by financing activities..............      682        2,962         1,612
                                                          ------       ------        ------

Net increase (decrease) in cash and cash equivalents...     (169)        (297)          363

Cash and cash equivalents at the beginning
   of the period.......................................      277          574           211
                                                          ------       ------        ------

Cash and cash equivalents at the end of the
   period..............................................   $  108       $  277        $  574
                                                          ======       ======        ======
Supplemental disclosures:

   Interest paid.......................................     $643         $475          $440
   Income taxes paid...................................       $2          $64            -



                  See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Nature of Operations
-----------------------------

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

      TMCC has five wholly owned subsidiaries, Toyota Motor Insurance Services, Inc. ("TMIS"), Toyota Motor Insurance Corporation of Vermont ("TMICV"), Toyota Motor Insurance Company ("TMIC"), Toyota Motor Life Insurance Company ("TLIC") and Toyota Motor Credit Receivables Corporation ("TMCRC"). TMCC and its wholly owned subsidiaries are collectively referred to as the "Company". The insurance subsidiaries provide certain insurance services along with certain insurance and contractual coverages related to the sale of vehicles. In addition, the insurance subsidiaries insure and reinsure certain TMS and TMCC risks. TMCRC, a limited purpose subsidiary, was formed in June 1993 primarily to acquire retail finance receivables from TMCC for the purpose of securitizing such receivables.

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

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

      Cash and Cash Equivalents
      -------------------------

      Cash equivalents, consisting primarily of money market instruments and debt securities, represent highly liquid investments with original maturities of three months or less.

      Investments in Marketable Securities
      ------------------------------------

      Investments in marketable securities consist of debt and equity securities. Debt securities designated as held-to-maturity are carried at amortized cost and are reduced to net realizable value for other than temporary declines in market value. Debt and equity securities designated as available-for-sale are carried at fair value with unrealized gains or losses included in shareholder's equity, net of applicable taxes. Realized investment gains and losses, which are determined on the specific identification method, are reflected in income.

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

      Deferred Charges
      ----------------

      Deferred charges consist primarily of premiums paid for option-based products, underwriters' commissions and other long-term debt issuance expenses, which are amortized to Interest Expense over the life of the related instruments on a straight-line basis.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

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

      Interest Rate Swap Agreements
      -----------------------------

      TMCC utilizes interest rate swap agreements in managing its exposure to interest rate risk. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. The differential paid or received on interest rate swap agreements is recorded as an adjustment to Interest Expense over the term of the agreements. Master netting agreements, with all interest rate swap agreement counterparties, also exist allowing the net difference between counterparties to be exchanged in the event of default.

      Cross Currency Interest Rate Swap Agreements
      --------------------------------------------

      TMCC's senior debt issued in foreign currencies is hedged by concurrently executed cross currency interest rate swap agreements. These cross currency interest rate swap agreements involve the exchange of foreign currency principal and interest obligations for U.S. dollar principal and interest obligations. TMCC's foreign currency debt is translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at the balance sheet
      date.    The  receivables  or  payables,  arising  as  a  result  of the differences between the September 30, 1995 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements, are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

      Income Taxes
      ------------

      Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). The adoption of Statement No. 109 changed the method of accounting for income taxes from a deferred method to a liability method. This method differs from the previously used method in that deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current period's income statement. The cumulative effect of the change in accounting principle was not material to the Company. In addition, there was no material effect on fiscal 1994 income. The fiscal 1993 financial statements have not been restated.

      The Company joins with TMS in filing consolidated federal income tax returns and combined or consolidated income tax returns in certain states. Federal and state income tax is provided on a separate return basis. Prior to October 1, 1994, for states where a combined or consolidated income tax return was filed, state income taxes were allocated to the Company by TMS based upon the Company's apportionment factors and income in those states. There was no material effect to the financial position or results of operations as a result of the change in the method of allocating state income taxes.

      Reclassifications
      -----------------

      Certain 1994 accounts have been reclassified to conform with the 1995 presentation.

Note 3 - Investments in Marketable Securities
---------------------------------------------

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Marketable Securities (Continued)
---------------------------------------------

      The fair value of marketable securities was estimated using quoted market prices as of September 30, 1995.

      Information with respect to the Company's investments in marketable securities was as follows:

                                                       September 30, 1995
                                              -------------------------------------
                                                                  Gross Unrealized
                                                         Fair     -----------------
                                                Cost     Value    Gains   Losses
                                              --------   ------   -----  ---------
                                                     (Dollars in Millions)
      Available-for-sale securities:
         Equity securities...................     $115     $114     $(1)        $2
         Mortgage-backed securities..........       33       33       -          -
         U.S. debt securities................       12       12       -          -
                                                  ----     ----   -----        ---
      Total available-for-sale securities....      160      159     $(1)        $2
                                                                  =====        ===
         Excess of cost over fair value......       (1)
                                                  ----
      Available-for-sale securities..........     $159     $159
                                                  ====     ====
      Held-to-maturity securities:
         U.S. debt securities................     $ 10     $ 10
                                                  ====     ====
            Total marketable securities......     $169     $169
                                                  ====     ====

      The contractual maturities of investments in marketable securities at September 30, 1995 are summarized as follows:

                                           Available-for-Sale      Held-to-Maturity
                                              Securities              Securities
                                           ------------------      ----------------
                                                        Fair                 Fair
                                           Cost         Value      Cost      Value
                                           ----         -----      ----     -------
                                                     (Dollars in Millions)
      Within one year..................... $ 11          $ 11       $ 9         $ 9
      After one year through five years...    1             1         1           1
      After five years through ten years..   -             -         -           -
      Mutual funds........................  115           114        -           -
      Mortgage-backed securities..........   33            33        -           -
                                           ----          ----       ---         ---
         Total............................ $160          $159       $10         $10
                                           ====          ====       ===         ===

      The proceeds from sales of available-for-sale securities were $7 million for the year ended September 30, 1995.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Investments in Operating Leases
----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                         September 30,
                                                     ---------------------
                                                      1995           1994
                                                     ------         ------
                                                     (Dollars in Millions)
      Vehicles.................................      $9,864         $7,184
      Equipment, aircraft and other............         201            148
                                                     ------         ------
                                                     10,065          7,332
      Accumulated depreciation.................      (1,838)        (1,054)
      Allowance for credit losses..............         (79)           (63)
                                                     ------         ------
         Investments in operating leases, net..      $8,148         $6,215
                                                     ======         ======

      Rental income from operating leases was $1,734 million, $1,056 million and $572 million for the years ended September 30, 1995, 1994 and 1993, respectively. Future minimum rentals on operating leases are due in installments as follows: years ending September 30, 1996 - $1,687 million; 1997 - $1,178 million; 1998 - $380 million; 1999 -
      $26 million; and 2000 - $3 million. A substantial portion of TMCC's operating leases is generally paid prior to maturity. The future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.

Note 5 - Finance Receivables
----------------------------

      Finance receivables, net consisted of the following:

                                                         September 30,
                                                     ---------------------
                                                      1995           1994
                                                     ------         ------
                                                     (Dollars in Millions)
      Retail...............................          $5,050         $5,805
      Finance leases.......................           1,519          1,734
      Wholesale and other dealer loans.....           1,229          1,054
                                                     ------         ------
                                                      7,798          8,593
      Unearned income......................            (565)          (716)
      Allowance for credit losses..........             (92)          (101)
                                                     ------         ------
         Finance receivables, net..........          $7,141         $7,776
                                                     ======         ======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Finance Receivables (Continued)
----------------------------

      The contractual maturities of retail finance receivables and wholesale and other dealer loans and the future minimum lease payments on finance leases at September 30, 1995 are summarized as follows:

       Due in the                                             Wholesale
      Years Ending                              Finance       and Other
      September 30,              Retail         Leases       Dealer Loans
      -------------            ----------     ----------     ------------
                                         (Dollars in Millions)
      1996..................       $1,854           $322           $1,017
      1997..................        1,467            244               72
      1998..................          960            160               65
      1999..................          571            102               27
      2000..................          187             18               36
      Thereafter............           11             -                12
                                   ------           ----           ------
         Total..............       $5,050           $846           $1,229
                                   ======           ====           ======

      Finance leases, net consisted of the following:

                                                          September 30,
                                                      ---------------------
                                                       1995          1994
                                                      -------       -------
                                                      (Dollars in Millions)
      Minimum lease payments..................         $  846        $1,040
      Estimated unguaranteed residual values..            673           694
                                                       ------        ------
         Finance leases.......................          1,519         1,734
      Unearned income.........................           (261)         (302)
      Allowance for credit losses.............            (17)          (21)
                                                       ------        ------
         Finance leases, net..................         $1,241        $1,411
                                                       ======        ======

      The aggregate balances related to finance receivables 60 or more days past due totaled $16 million and $14 million at September 30, 1995 and 1994, respectively.

      A substantial portion of TMCC's finance receivables is generally paid prior to maturity. Contractual maturities and future minimum lease payments as shown above should not be considered as necessarily indicative of future cash collections. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.

                     TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Sale of Finance Receivables
------------------------------------

      In the fourth quarters of fiscal 1995 and 1993, the Company sold retail finance receivables aggregating $679 million and $521 million, respectively, subject to certain limited recourse provisions. In each case, TMCC sold its receivables to TMCRC which in turn sold them to a trust. TMCC remains as servicer and is paid a servicing fee. In a subordinated capacity, TMCRC retains excess servicing cash flows, certain cash deposits and, in connection with the fiscal 1993 sale of finance receivables, a limited interest in the trust.

      TMCRC's subordinated interests in excess servicing cash flows, cash deposits, limited interest in the 1993 trust and other related amounts are held as restricted assets which are subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of TMCC. The following is a summary of these amounts included in Other Receivables:

                                                         September 30,
                                                     ---------------------
                                                     1995             1994
                                                     ----             ----
                                                     (Dollars in Millions)
       Excess servicing.......................        $32              $13
       Other restricted amounts:
          Cash deposits.......................         14                4
          Limited interest in 1993 trust......          7               16
       Allowance for estimated credit
          losses on sold receivables..........         (4)              (2)
                                                      ---              ---
             Total............................        $49              $31
                                                      ===              ===

      The pretax gain resulting from the sale of finance receivables totaled $6 million and $12 million in fiscal 1995 and 1993, respectively, after providing for an allowance for estimated credit losses. In determining the gain in connection with the fiscal 1993 sale of finance receivables, the book value of the sold receivables pool was allocated between the portion sold and the portion retained based on their relative fair values on the date of the sale.

      The outstanding balance of the sold receivables which TMCC continues to service at September 30, 1995 and 1994 totaled $762 million and $251 million, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Allowance for Credit Losses
------------------------------------

      An analysis of the allowance for credit losses follows:

                                                Years ended September 30,
                                                -------------------------
                                                1995       1994      1993
                                                ----       ----      ----
                                                  (Dollars in Millions)
      Allowance for credit losses
         at beginning of period.........        $164       $121      $107
      Provision for credit losses.......          58         78        54
      Charge-offs, net of recoveries....         (51)       (35)      (40)
                                                ----       ----      ----
      Allowance for credit losses
         at end of period...............        $171       $164      $121
                                                ====       ====      ====

      Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement No. 114") and its amendment Statement of
      Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("Statement No. 118"). Statement No. 114 requires a creditor to evaluate the collectibility of both contractual interest and principal of certain impaired receivables when assessing the need for a loss accrual and to measure loans that are restructured in a troubled debt restructuring to reflect the time value of money. Statement No. 118 amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Statement No. 118 also amends the disclosure requirements in Statement No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The Company's loans consist primarily of large groups of smaller-balance homogeneous loans, namely retail finance receivables, which are collectively evaluated for impairment, and leases to which these standards do not apply. The impact of adoption was not material to the Company's financial position or results of operations. Prior period financial statements have not been restated.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Transactions with Parent
---------------------------------

      An operating agreement with TMS (the "Operating Agreement") provides that 100% ownership of TMCC will be retained by TMS as long as TMCC has any funded debt outstanding. Additionally, TMS will provide necessary equity contributions or other financial assistance it deems appropriate to ensure that TMCC maintains a minimum coverage on fixed charges of
      1.25 times such charges in any fiscal quarter. Fixed charges are primarily interest on borrowed funds. To maintain such coverage, pursuant to the Operating Agreement, TMS from time to time has made noninterest-bearing advances and income maintenance payments to TMCC. No such noninterest-bearing advances or income maintenance payments were made in fiscal 1995, 1994 or 1993. The coverage provision of the Operating Agreement is solely for the benefit of the holders of TMCC's commercial paper and the Operating Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TMCC obligations. The Operating Agreement does not constitute a guarantee by TMS of any obligations of TMCC.

      TMS provides certain technical and administrative services and incurs certain expenses on the Company's behalf and, accordingly, allocates these charges to the Company. The charges, reimbursed by TMCC to TMS, totaled $8 million, $7 million and $6 million for the years ended September 30, 1995, 1994 and 1993, respectively.

      TMCC has an arrangement to borrow funds from TMS at rates which approximate the Federal Reserve Board's one-month commercial paper composite rates for firms whose bonds are rated AA. For the years ended September 30, 1995, 1994 and 1993, the highest amounts of borrowings from TMS outstanding at any one time were $34 million, $161 million and $117 million, respectively. The average amounts of borrowings from TMS were $6 million and $7 million for the years ended September 30, 1994 and 1993, respectively. Interest charges related to these interest-bearing borrowings from TMS were $0.3 million and $0.2 million for the years ended September 30, 1994 and 1993, respectively. The average amount of borrowings from TMS and the interest charges related to interest-bearing borrowings from TMS were
      immaterial for the year ended September 30, 1995.        The   Operating
      Agreement provides that borrowings from TMS are subordinated to all other indebtedness of TMCC.

      In the second quarter of fiscal 1993, the Company began leasing its headquarters facility from TMS. The amount of rent expense paid to TMS totaled $3 million, $3 million and $2 million for the years ended September 30, 1995, 1994 and 1993, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Transactions with Parent (Continued)
---------------------------------

      TMIS and TMICV provide certain insurance services, and insurance and reinsurance coverages, respectively, to TMS. Insurance premiums, commissions and fees earned during the years ended September 30, 1995, 1994 and 1993 included $4 million, $7 million and $9 million, respectively, related to these services and coverages.

      TMCC provides retail financing and leasing services related to various programs sponsored from time to time by TMS for the sale and lease of Toyota and Lexus vehicles and Toyota industrial equipment. During the years ended September 30, 1995, 1994 and 1993, TMCC recognized revenue of $134 million, $54 million and $25 million, respectively, related to the amounts received from TMS for these programs.

      TMCC provides certain leasing and financing services to TMS. For each of the years ended September 30, 1995, 1994 and 1993, TMCC recognized revenue of $3 million related to these services.

      TMCC's cash equivalents, which are invested along with TMS, consist primarily of money market instruments. For the years ended September 30, 1995, 1994 and 1993, the highest amounts of cash equivalents, invested along with TMS, at month end were $603 million, $326 million and $515 million, respectively. The average amounts of cash equivalents, invested along with TMS, at month end were $205 million, $119 million and $224 million for the years ended September 30, 1995, 1994 and 1993, respectively. Interest earned related to these cash equivalents was $16 million, $5 million and $6 million for the years ended September 30, 1995, 1994 and 1993, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Notes and Loans Payable
--------------------------------

      Notes and loans payable at September 30, 1995 and 1994, which consisted of senior debt, included the following:

                                                          September 30,
                                                     ----------------------
                                                       1995           1994
                                                     -------        -------
                                                      (Dollars in Millions)
       Commercial paper, net...................      $ 1,442        $   960
                                                     -------        -------
       Other senior debt, due in the years
          ending September 30,:
             1995..............................           -           4,010
             1996..............................        3,252          2,405
             1997..............................        2,722          2,014
             1998..............................        2,371            985
             1999..............................          529            233
             2000..............................        1,723            949
             Thereafter........................          611            260
                                                     -------        -------
                                                      11,208         10,856
       Unamortized premium.....................           46             17
                                                     -------        -------
             Total other senior debt...........       11,254         10,873
                                                     -------        -------
                Notes and loans payable........      $12,696        $11,833
                                                     =======        =======

      Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term of commercial paper was 27 days and 14 days at September 30, 1995 and 1994, respectively. The weighted average interest rate on commercial paper was 6.53% and 4.43% at September 30, 1995 and 1994, respectively. Short-term MTNs with original terms from nine months to one year, included in other senior debt, were $444 million and $622 million at September 30, 1995 and 1994, respectively. The weighted average interest rate on these short-term MTNs was 5.86% and 4.77% at
      September 30, 1995 and 1994, respectively, including the effects of interest rate swap agreements.

      The weighted average interest rate on other senior debt was 5.75% and 4.84% at September 30, 1995 and 1994, respectively, including the effects of interest rate swap agreements. The rates have been calculated on the basis of rates in effect at September 30, 1995 and 1994, some of which are floating rates that reset daily. Approximately 24% of other senior debt at September 30, 1995 had interest rates, including the effects of interest rate swap agreements, that were fixed for a period of more than one year. The weighted average of these

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Notes and Loans Payable (Continued)
--------------------------------

      fixed interest rates was 6.16% at September 30, 1995. Approximately 34% of other senior debt at September 30, 1995 had floating interest rates that were covered by option-based products with an average strike rate of 7.53%. The mix of TMCC's fixed and floating rate debt changes from time to time as a result of interest rate risk management.

      Included in Notes and Loans Payable at September 30, 1995 and 1994 were unsecured notes payable in foreign currencies as follows:

                                                        September 30,
                                               ------------------------------
                                                   1995              1994
                                               -----------        -----------
       Australian dollars..................     250 million        125 million
       Canadian dollars....................     775 million          1 billion
       Dutch guilders......................     555 million         55 million
       European currency units.............      45 million         36 million
       French francs.......................       1 billion          4 billion
       German deutsche marks...............     760 million        550 million
       Hong Kong dollars...................     150 million         -
       Italian lire........................     470 billion        485 billion
       Japanese yen........................     218 billion        190 billion
       Swedish kronor......................     110 million        110 million
       Swiss francs........................       1 billion        785 million

      Concurrent with the issuance of the unsecured notes denominated in foreign currencies, included in Notes and Loans Payable at September 30, 1995, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which aggregate to a principal amount of $5.5 billion. TMCC's foreign currency debt is translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at September 30, 1995. The receivables or payables, arising as a result of the differences between the September 30, 1995 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements, are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would aggregate to a net receivable position of $126 million at September 30, 1995.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments
---------------------------------------------

      In  accordance   with  the    requirements  of  Statement  of  Financial
      Accounting  Standards  No.  107,    "Disclosures  about  Fair  Value  of
      Financial Instruments" and its amendment, Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", the Company has provided the estimated fair value of financial instruments using available market information at September 30, 1995 and 1994, and the valuation methodologies described below. However, considerable judgement was required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts of such financial instruments.

      The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1995 and 1994 are as follows:

                                                           September 30,
                                        ---------------------------------------------------
                                                 1995                        1994
                                        ------------------------   ------------------------
                                         Carrying       Fair        Carrying       Fair
                                          Amount        Value        Amount        Value
                                        -----------   ----------   -----------   ----------
                                                       (Dollars in Millions)
        Balance sheet financial
           instruments:

        Assets:

        Cash and cash equivalents.........     $108         $108          $277         $277
        Investments in marketable
           securities.....................     $169         $169          $102         $102
        Finance receivables, net..........   $5,900       $5,971        $6,365       $6,395
        Other receivables.................      $70          $71           $53          $54
        Receivables from cross currency
           interest rate swap agreements..     $280         $426          $182         $519

        Liabilities:

        Notes and loans payable...........  $12,696      $12,736       $11,833      $12,040
        Payables from cross currency
           interest rate swap agreements..     $154          $65          $145         $241


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments (Continued)
---------------------------------------------

                                                        September 30,
                                      ---------------------------------------------------
                                               1995                        1994
                                      ------------------------   ------------------------
                                      Contract or   Unrealized   Contract or   Unrealized
                                       Notional       Gains/      Notional       Gains/
                                        Amount       (Losses)      Amount       (Losses)
                                      -----------   ----------   -----------   ----------
                                                     (Dollars in Millions)
      Off-balance sheet financial
         instruments:

      Inventory lines of credit.........     $773           -           $736           -
      Cross currency interest rate
         swap agreements................   $4,804         $342        $4,024         $249
      Interest rate swap agreements.....   $7,049          $29        $7,613         $101
      Option-based products.............   $3,820          $(1)         $500           $1
      Indexed note swap agreements......   $1,721          $11        $2,407        $(162)

      The fair value estimates presented herein are based on pertinent information available to management as of September 30, 1995 and 1994. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since September 30, 1995 and 1994 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

      Investments in Marketable Securities
      ------------------------------------

      The fair value of marketable securities was estimated using quoted market prices as of September 30, 1995 and 1994.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments (Continued)
---------------------------------------------

      Finance Receivables
      -------------------

      The carrying amount of finance receivables, net excludes $1.2 billion and $1.4 billion of direct finance leases at September 30, 1995 and 1994, respectively. The carrying amount of $1.2 billion and $1.1 billion of variable rate finance receivables at September 30, 1995 and 1994, respectively, was assumed to approximate fair value as they repriced at prevailing market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using the rates at which loans of similar credit quality and maturity would be made as of September 30, 1995 and 1994.

      Other Receivables
      -----------------

      The carrying amount and fair value of other receivables are presented excluding the receivables arising from cross currency interest rate swap agreements. The fair value of excess servicing and the limited interest in the trust was estimated by discounting cash flows using quoted market interest rates as of September 30, 1995 and 1994. The carrying amount of the remaining other receivables approximates market value due to the short maturity of these instruments.

      Notes and Loans Payable
      -----------------------

      The fair value of notes and loans payable was estimated using quoted market prices where available as of September 30, 1995 and 1994. The fair value of notes and loans payable where market prices were not available was estimated by discounting cash flows using the interest rates at which debt of similar credit quality and maturity would be made as of September 30, 1995 and 1994. The carrying amount of commercial paper was assumed to approximate fair value due to the short maturity of these instruments.

      Inventory Lines of Credit
      -------------------------

      Inventory floorplan lines of credit are variable rate commitments that reprice at market rates.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments (Continued)
---------------------------------------------

      Cross Currency Interest Rate Swap Agreements
      --------------------------------------------

      The estimated fair value of TMCC's existing cross currency interest rate swap agreements was derived by discounting expected cash flows over the remaining term of the agreements using quoted market exchange rates and quoted market interest rates as of September 30, 1995 and 1994.

      Interest Rate Swap Agreements
      -----------------------------

      The  estimated  fair  value  of  TMCC's  existing  interest   rate  swap
      agreements was derived by discounting expected cash flows using quoted market interest rates as of September 30, 1995 and 1994.

      Option-based Products
      -----------------------

      The estimated fair value of TMCC's existing option-based products was derived using quoted market prices as of September 30, 1995 and 1994.

      Indexed Note Swap Agreements
      ----------------------------

      The estimated fair value of TMCC's existing indexed note swap agreements was derived by discounting expected cash flows over the remaining term of the agreements using market exchange rates and market interest rates as of September 30, 1995 and 1994.


Note 11 - Financial Instruments with Off-Balance Sheet Risk
-----------------------------------------------------------

      Inventory Lines of Credit
      -------------------------

      TMCC has extended inventory floorplan lines of credit to dealers, the unused portion of which amounted to $773 million and $736 million at September 30, 1995 and 1994, respectively. Security interests are acquired in the vehicles and equipment financed, and substantially all such financings are backed by corporate or individual guarantees from or on behalf of the participating dealers.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

      Derivative Financial Instruments
      --------------------------------

      TMCC utilizes a variety of derivative financial instruments to manage its currency exchange rate risk arising as a result of borrowings denominated in foreign currencies and its interest rate risk. TMCC does not enter into these instruments for trading purposes. For all of its derivative financial instruments, TMCC manages counterparty risk through the use of credit standard guidelines, counterparty diversification and financial condition monitoring. At September 30, 1995, approximately 82% of TMCC's derivative financial instruments, based on notional amounts, are with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties. There were no reserves related to derivative counterparty non-performance, nor were there any non-performing counterparties, during the three years ended September 30, 1995.

      TMCC utilizes cross currency interest rate swap agreements to manage exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executed cross currency interest rate swap agreements. These cross currency interest rate swap agreements involve agreements to exchange TMCC's foreign currency principal and interest obligations for U.S. dollar obligations at agreed-upon currency exchange rates and interest rates. The aggregate notional amounts of cross currency interest rate swap agreements at September 30, 1995 and 1994 were $4.8 billion and $4.0 billion, respectively. The original maturities of the cross currency interest rate swap agreements ranged from one to seven years at September 30, 1995. In the event that a counterparty fails to perform, TMCC's credit exposure is limited to the currency exchange and interest rate differential between the non-performing swap and the corresponding debt transaction.

      TMCC utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts, which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. In the event that a counterparty fails to perform, TMCC's credit exposure is limited to the interest rate differential. The underlying notional amounts are not exchanged and do not represent exposure to credit loss. The

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

      Derivative Financial Instruments (Continued)
      --------------------------------

      differential paid or received on such agreements is recorded as an adjustment to Interest Expense over the term of the agreements. Master netting agreements, with all interest rate swap agreement counterparties, also exist allowing the net difference between counterparties to be exchanged in the event of default. The original maturities of the interest rate swap agreements ranged from one to seven years at September 30, 1995.

      TMCC also utilizes option-based products in managing its exposure to interest rate fluctuations. Option-based products are executed as an integral part of specific debt transactions or on a portfolio basis. Option-based products consist primarily of purchased interest rate cap agreements and to a lesser extent corridor agreements. Option-based products are agreements which either grant TMCC the right, for a premium payment, to receive a payment when interest rates exceed a specified level, or require TMCC, in receipt of a premium, to make a payment when interest rates exceed or go below a specified level. Approximately 34% of TMCC's other senior debt at September 30, 1995 had floating interest rates that were covered by option-based products which had an average strike rate of 7.53%. The premiums paid for option-based products are included in Deferred Charges and are amortized to Interest Expense over the life of the instruments on a straight-line basis. Amounts receivable under option-based products are recorded as a reduction to Interest Expense. The original maturities of the option-based products ranged from two to three years at September 30, 1995. The underlying notional amounts for option-based products do not represent exposure to credit loss.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

      Derivative Financial Instruments (Continued)
      --------------------------------

      The aggregate notional amounts of interest rate swap agreements and option-based products outstanding at September 30, 1995 and 1994 were as follows:

                                                            September 30,
                                                        ----------------------
                                                        1995              1994
                                                        ----              ----
                                                        (Dollars in Billions)
      Fixed rate swaps...............................    $4.2             $4.8

      Floating rate swaps............................     1.3              1.4

      Basis swaps....................................     1.6              1.4
                                                         ----             ----

          Total interest rate swap agreements........    $7.1             $7.6
                                                         ====             ====

      Option-based products..........................    $3.8             $0.5
                                                         ====             ====

      TMCC utilizes indexed note swap agreements in managing its exposure to indexed notes. Indexed notes are debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying instruments. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities. In the event that a counterparty fails to perform, TMCC's credit exposure is limited to the difference between the indexed amounts that should have been received and the amounts that TMCC is required to pay. At September 30, 1995, TMCC was the counterparty to $1.7 billion of indexed note swap agreements, of which $0.7 billion was denominated in foreign currencies and $1.0 billion was denominated in U.S. dollars. At September 30, 1994, TMCC was the counterparty to $2.4 billion of indexed note swap agreements, of which $0.9 was denominated in foreign currencies and $1.5 billion was denominated in U.S. dollars. The original maturities of the indexed note swap agreements ranged from one to ten years at September 30, 1995.

                    TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

      Derivative Financial Instruments (Continued)
      --------------------------------

      An interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements, by .42%, from 5.96% to an estimated 6.38% at September 30, 1995. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements, by .46%, from 5.96% to an estimated 5.50% at September 30, 1995.

      Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at September 30, 1995 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at September 30, 1995 was $509 million on an aggregate notional amount of $17.4 billion.

      A  reconciliation  of  the  activity  of  TMCC's  derivative   financial
      instruments for the years ended September 30, 1995 and 1994 is as follows:

                                                        September 30,
                                -----------------------------------------------------------
                                   Cross
                                  Currency
                                  Interest       Interest                        Indexed
                                 Rate Swap      Rate Swap     Option-based      Note Swap
                                 Agreements     Agreements      Products        Agreements
                                ------------   ------------   -------------    ------------
                                1995    1994   1995    1994   1995     1994    1995    1994
                                ----    ----   ----    ----   ----     ----    ----    ----
                                                 (Dollars in Billions)
      Beginning Notional Amount $4.0    $2.8   $7.6    $6.0   $0.5     $0.4    $2.4    $1.4

      Add:
         New agreements........  1.6     2.0    1.9     3.5    3.3      0.5     0.5     1.6

      Less:
         Terminated agreements    -       -      -       -      -        -       -       -

         Expired agreements....  0.8     0.8    2.4     1.9     -       0.4     1.2     0.6
                                ----    ----   ----    ----   ----     ----    ----    ----
      Ending Notional Amount... $4.8    $4.0   $7.1    $7.6   $3.8     $0.5    $1.7    $2.4
                                ====    ====   ====    ====   ====     ====    ====    ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Pension and Other Benefit Plans
-----------------------------------------

      All full-time employees of the Company are eligible to participate in the TMS pension plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service and the highest sixty consecutive months' compensation, reduced by a percentage of social security benefits. For the years ended September 30, 1995, 1994 and 1993, the Company's pension expense was $2 million, $3 million and $3 million, respectively. At September 30, 1995, 1994 and 1993, the accumulated benefit obligation and plan net assets for employees of the Company were not determined separately from TMS; however, the plan's net assets available for benefits exceeded the accumulated benefit obligation. TMS funding policy is to contribute annually the maximum amount deductible for federal income tax purposes.

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Provision for Income Taxes
------------------------------------

     The provision for income taxes consisted of the following:

                                               Years ended September 30,
                                               --------------------------
                                               1995       1994       1993
                                               ----       ----       ----
                                                  (Dollars in Millions)
     Current
        Federal...........................     $(97)      $  6       $ 94
        State.............................      (27)         4          4
                                               ----       ----       ----
           Total current .................     (124)        10         98
                                               ----       ----       ----
     Deferred
        Federal...........................      173         86         (9)
        State.............................       68         22          8
                                               ----       ----       ----
           Total deferred.................      241        108         (1)
                                               ----       ----       ----
              Provision for income taxes..     $117       $118       $ 97
                                               ====       ====       ====

     The deferred income tax liabilities by jurisdictions are as follows:

                                                          September 30,
                                                      ---------------------
                                                      1995             1994
                                                      ----             ----
                                                      (Dollars in Millions)
     Federal........................................  $513             $340
     State..........................................   114               46
                                                      ----             ----
        Net deferred income tax liability...........  $627             $386
                                                      ====             ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Provision for Income Taxes (Continued)
------------------------------------

     The Company's deferred tax assets and liabilities consisted of the following:

                                                           September 30,
                                                       ---------------------
                                                       1995             1994
                                                       -----            ----
                                                       (Dollars in Millions)
     Assets:
        Alternative minimum tax.....................   $ 339            $248
        Provision for losses........................      87              76
        Deferred administrative fees................      47              41
        NOL carryforwards...........................      22              27
        Deferred acquisition costs..................      14              10
        Unearned insurance premiums.................       4               4
        Revenue recognition.........................       2               3
        Other.......................................       3               2
                                                       -----            ----
                                                         518             411
        Valuation allowance.........................       0               0
                                                       -----            ----
           Deferred tax assets......................     518             411
                                                       -----            ----
     Liabilities:
        Lease transactions..........................   1,049             740
        State taxes.................................      96              57
                                                       -----            ----
           Deferred tax liabilities.................   1,145             797
                                                       -----            ----
              Net deferred income tax liability.....   $ 627            $386
                                                       =====            ====

     TMCC has state tax net operating loss carryforwards of $536 million expiring from fiscal 1996 through 2008.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Provision for Income Taxes (Continued)
------------------------------------

      A reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and actual income taxes provided is as follows:

                                                Years ended September 30,
                                                -------------------------
                                                1995       1994      1993
                                                ----       ----      ----
                                                  (Dollars in Millions)
      Provision for income taxes at
         federal statutory tax rate.........    $105       $103       $88
      State and local taxes (net of
         federal tax benefit)...............      26         17         8
      Other, including changes in
         applicable state tax rates.........     (14)        (2)        1
                                                ----       ----       ---
         Provision for income taxes.........    $117       $118       $97
                                                ====       ====       ===

      Effective tax rate....................  39.12%     40.24%     38.01%



Note 14 - Lines of Credit/Standby Letters of Credit
---------------------------------------------------

      To support its commercial paper program, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $1.5 billion at September 30, 1995. Interest is charged at certain market rates, at the option of TMCC. No loans were outstanding under any of these bank credit facilities.

      To facilitate and maintain letters of credit, TMCC maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $300 million. At September 30, 1995, approximately $86 million in letters of credit had been issued, primarily related to the Company's insurance operations. The letters of credit for the insurance companies are used to satisfy requirements of certain insurance carriers and state insurance regulatory agencies, consistent with insurance industry practices.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Commitments and Contingent Liabilities
------------------------------------------------

      At September 30, 1995, the Company was a lessee under lease agreements for facilities which provide minimum annual rental as follows: years ending September 30, 1996 - $8 million; 1997 - $7 million; 1998 - $6 million; 1999 - $5 million; 2000 - $3 million; and thereafter - $5 million.

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

Note 16 - Selected Quarterly Financial Data (Unaudited)
-------------------------------------------------------

                                           Total                  Depreciation
                                         Financing     Interest   on Operating     Net
                                         Revenues      Expense       Leases       Income
                                        ----------     --------   ------------   --------
                                                         (Dollars in Millions)
      Year Ended September 30, 1995:

         First quarter..............        $  564         $161         $  277       $ 44
         Second quarter.............           601          175            298         45
         Third quarter..............           630          189            313         46
         Fourth quarter.............           661          191            344         48
                                            ------         ----         ------       ----
            Total...................        $2,456         $716         $1,232       $183
                                            ======         ====         ======       ====

      Year Ended September 30, 1994:

         First quarter..............        $  370         $110           $139       $ 46
         Second quarter.............           396          112            159         45
         Third quarter..............           446          125            196         39
         Fourth quarter.............           517          139            241         45
                                            ------         ----           ----       ----
            Total...................        $1,729         $486           $735       $175
                                            ======         ====           ====       ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of TMCC.

           Name                Age              Position
           ----                ---              --------
Shinji Sakai..............      58     Director and President, TMCC;
                                       Director and President, TMS;
                                       Director, TMC

Nobu Shigemi..............      51     Director, Senior Vice President
                                       and Treasurer, TMCC; Group Vice
                                       President, TMS

John McGovern.............      55     Director, Senior Vice President
                                       and Secretary, TMCC; Senior
                                       Vice President and Secretary,
                                       TMS

Wolfgang Jahn.............      56     Director, Senior Vice President
                                       and General Manager, TMCC;
                                       Group Vice President, TMS

Robert Pitts..............      47     Director and Assistant Secretary,
                                       TMCC; Group Vice President, TMS

Yale Gieszl...............      53     Director, TMCC; Director and
                                       Executive Vice President, TMS

Takashi Nishiyama.........      52     Director, TMCC; Senior Vice
                                       President and Treasurer, TMS

Ryuji Araki...............      55     Director, TMCC; Director, TMC

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

Mr. Shigemi was named Director, Senior Vice President and Treasurer of TMCC and Group Vice President of TMS in September 1994. From January 1994 to August 1994, Mr. Shigemi was General Manager of TMC's Finance Division. From January 1993 to December 1993, he was the Project General Manager of the Accounting Division of TMC. From February 1982 to December 1992, he worked in the Tokyo Secretarial Division having been named a manager in February 1983 and Deputy General Manager in February 1990. Mr. Shigemi has been employed with TMC, in various positions, since 1968.

Mr. McGovern was named Director, Senior Vice President and Secretary of TMCC in January 1993. He is also a Senior Vice President and Secretary of TMS, positions he has held since January 1993. From January 1987 to November 1989, he was a Vice President and a General Manager of TMS, and from December 1989 to December 1992, he was a Group Vice President of TMS. Mr. McGovern has been employed with TMS, in various positions, since 1970.

Mr. Jahn was named Director and Group Vice President of TMCC in April 1993. In December 1994, Mr. Jahn was also named General Manager of TMCC and Group Vice President of TMS and, in July 1995, Senior Vice President of TMCC. From January 1985 to March 1993, he was a Vice President of TMCC, and from September 1988 to March 1993, he was also the Assistant Secretary of TMCC. From January 1987 to March 1993, he held the position of Vice President of TMS. Mr. Jahn has been employed with TMS and TMCC, in various positions, since 1973.

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

Mr. Araki was  named Director of  TMCC in September  1995.   He has served  on
TMC's Board of  Directors since September 1992.   Mr. Araki has  been employed
with TMC, in various positions, since 1962.


ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid to the Company's principal executive officer and the most highly compensated executive officers whose salary and bonus for the latest fiscal year exceeded $100,000, for services rendered in all capacities to the Company for the three years ended September 30, 1995, 1994 and 1993.

                                   Annual Compensation<F1>
                         --------------------------------------------
                                                         Other Annual
     Name and            Fiscal                          Compensation      All
Principal Position        Year   Salary ($)   Bonus ($)  ($)<F2>       Other ($)<F3>
---------------------    ------  ----------   ---------  ------------  -------------
Wolfgang Jahn             1995     $213,800     $98,700                       $6,000
Senior Vice President     1994     $199,800     $91,300                       $7,500
                          1993     $123,900     $57,500                       $7,000

Nobu Shigemi              1995     $199,000     $40,500       $47,300
Senior Vice President

------------

<F1>  Mr.  Jahn  has  worked  full-time  for the  Company   since  April  1993.    Mr.  Jahn's cash
      compensation for  the periods  prior to April   1993, included in the  above table, represents
      an allocated  amount  of his  total  compensation  based on  his time  spent  working for  the
      Company.  Mr. Shigemi has worked full-time for the Company beginning in September 1994.
<F2>  This amount represents a housing allowance and relocation costs.
<F3>  The amounts  in this  column represent   the   Company's allocated   contribution   under   the  TMS
      Savings Plan.    Mr.  Jahn also    received    contributions   from  TMS,  no portion  of  which  is
      attributable  to the  Company.   Under  the  TMS   Savings   Plan,  which is  open  to all  eligible
      employees,  eligible   participants   may elect, subject   to applicable  law, to have  up to 6%  of
      their base  compensation paid   to the   plan  on a   pre-tax   basis and  the Company  will make  a
      matching  contribution   equal   to  two-thirds of  the employee's  contribution.   Participants are
      vested 25%  each year with   respect   to   the  Company's   contribution.   Participants are  fully
      vested after  four years.   Subject  to the   limitations   of  the TMS Savings  Plan, employee  and
      Company  contributions  are  invested at  the   discretion  of  the employee  in  various investment
      options.

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

                                  Annual Benefits for
      Final Average            Years of Credited Service
         Annual           -------------------------------------
      Compensation           15            20             25
      ------------        -------       --------       --------
         $50,000          $15,000        $20,000        $25,000
        $100,000          $30,000        $40,000        $50,000
        $150,000          $45,000        $60,000        $75,000
        $200,000          $60,000        $80,000       $100,000
        $250,000          $75,000       $100,000       $125,000
        $300,000          $90,000       $120,000       $150,000
        $350,000         $105,000       $140,000       $175,000
        $400,000         $120,000       $160,000       $200,000


Mr. Jahn is a participant in the TMS Pension Plan and has 22 years of credited service as of September 30, 1995. Based upon years of credited service and the portion of earnings allocable to the Company, Mr. Jahn would be entitled to receive approximately $24,000 in annual pension benefit payments at age 62. Mr. Jahn would also be entitled to receive pension benefits from TMS based upon services to and compensation by TMS, no portion of which is attributable to the Company.

Compensation of Directors

No fees are paid to members of the Board of Directors of TMCC for their services as directors.

Compensation Committee Interlocks and Insider Participation

Members of the Executive Committee of the Board of Directors, which consists of the directors of the Company other than Mr. Araki, participate in decisions regarding the compensation of the executive officers of the Company. Certain of the members of the Executive Committee are current or former executive officers of the Company. Certain of the members of the Executive Committee are also current executive officers and directors of TMS and its affiliates and participate in compensation decisions for those entities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the date hereof, all of TMCC's capital stock is owned by TMS.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company enters into various transactions with TMS as described below. Certain of the directors and executive officers of TMCC are also directors and executive officers of TMS.

To maintain fixed charge coverage at the level specified in the Operating Agreement, TMS, on occasion, has made noninterest-bearing advances and income maintenance payments to TMCC. No such noninterest-bearing advances and income maintenance payments were made in fiscal 1995, 1994, 1993, 1992 and 1991. TMS also provides certain technical and administrative services and incurs certain expenses on the Company's behalf and, accordingly, allocates these charges to
the Company.   The charges,  reimbursed  by TMCC to TMS,  totaled $8 million,
$7 million, $6 million, $5 million and $4 million for the years ended September 30, 1995, 1994, 1993, 1992 and 1991, respectively.

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

TMS made equity contributions to TMCC by purchasing at par value all of the newly issued shares of TMCC's capital stock in the amount of $185 million, $50 million and $80 million for the years ended September 30, 1994, 1993 and 1992, respectively. TMS made no equity contributions to TMCC during fiscal 1995 or 1991.

TMCC has an arrangement to borrow funds from TMS at rates which approximate the Federal Reserve Board's one-month commercial paper composite rate for firms whose bonds are rated AA. For the years ended September 30, 1995, 1994, 1993, 1992 and 1991, the highest amounts of borrowings from TMS outstanding at any one time were $34 million, $161 million, $117 million, $360 million and $81 million, respectively. The average amounts of borrowings from TMS were $6 million, $7 million, $56 million and $6 million for the years ended September 30, 1994, 1993, 1992 and 1991, respectively. Interest charges related to these interest-bearing borrowings from TMS were $0.3 million, $0.2 million, $2.3 million and $0.4 million for the years ended September 30, 1994, 1993, 1992, and 1991, respectively. The average amount of borrowings from TMS and the interest charges related to interest-bearing borrowings from TMS were immaterial for the year ended September 30, 1995. The Operating Agreement provides that borrowings from TMS are subordinated to all other indebtedness of TMCC.

In  the  second  quarter  of  fiscal  1993,  the  Company  began  leasing  its
headquarters  facility from  TMS.   The  amount of  rent expense  paid to  TMS
totaled $3 million, $3 million and $2 million for the years ended September 30, 1995, 1994 and 1993, respectively.

TMIS and TMICV provide certain insurance services, and insurance and reinsurance coverages, respectively, to TMS. Insurance premiums, commissions and fees earned during the years ended September 30, 1995, 1994, 1993, 1992 and 1991 included $4 million, $7 million, $9 million, $7 million and $5 million, respectively, related to these services and coverages.

TMCC provides retail financing and leasing services related to various programs sponsored from time to time by TMS for the sale and lease of Toyota and Lexus vehicles and Toyota industrial equipment. During the years ended September 30, 1995, 1994, 1993, 1992 and 1991, TMCC recognized revenue of $134 million, $54 million, $25 million, $16 million and $7 million, respectively, related to the amounts received from TMS and, in some cases, dealers for these programs.

TMCC provides certain leasing and financing services to TMS. For the years ended September 30, 1995, 1994, 1993, 1992 and 1991, TMCC recognized revenue of $3 million, $3 million, $3 million, $4 million and $7 million, respectively, related to these services.

TMCC has guaranteed payments of principal and interest on $58 million principal amount of flexible rate demand pollution control revenue bonds maturing in 2006, issued in connection with the Kentucky manufacturing facility of an affiliate.

The Company joins  with TMS in filing consolidated federal  income tax returns
and combined  or  consolidated income  tax  returns in  certain states.    See
Item 8, Note 2 to the Consolidated Financial Statements.

TMCC's cash equivalents, which are invested along with TMS, consist primarily of money market instruments. For the years ended September 30, 1995, 1994, 1993, 1992 and 1991, the highest amounts of cash equivalents, invested along with TMS, were $603 million, $326 million, $515 million, $153 million and $328 million, respectively. The average amounts of cash equivalents, invested along with TMS, were $205 million, $119 million, $224 million, $36 million and $127 million for the years ended September 30, 1995, 1994, 1993, 1992 and 1991, respectively. Interest earned related to these cash equivalents was $16 million, $5 million, $6 million, $2 million and $12 million for the years ended September 30, 1995, 1994, 1993, 1992 and 1991, respectively.

On occasion, the Company enters into various other transactions with TMS. The Company believes that the terms of such transactions have been established as if negotiated on an "arms-length" basis, and that all such transactions are not, in the aggregate, material to either TMS or the Company.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements

          Included in Part II, Item 8 of this Form 10-K. See Index to Financial Statements on page 20.

   (2)Exhibits

          The exhibits listed on the accompanying Exhibit Index, starting on page 61, are filed as part of, or incorporated by reference into, this Report.

(b)Reports on Form 8-K

          There were no reports on Form 8-K filed by the registrant during the quarter ended September 30, 1995.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 22nd day of December, 1995.

                                        TOYOTA MOTOR CREDIT CORPORATION


                                        By     /S/ WOLFGANG JAHN
                                           ------------------------------
                                                   Wolfgang Jahn
                                              Senior Vice President and
                                                   General Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 22nd day of December, 1995.

            Signature                                   Title
            ---------                                   -----
                                          Senior Vice President and General
                                                 Manager and Director
      /S/ WOLFGANG JAHN                      (principal executive officer)
------------------------------------
          Wolfgang Jahn

                                                Senior Vice President/
                                                Treasurer and Director
      /S/ NOBU SHIGEMI                       (principal financial officer)
------------------------------------
          Nobu Shigemi

                                              Corporate Manager - Finance
                                                  and Administration
      /S/ PATRICK BREENE                     (principal accounting officer)
------------------------------------
          Patrick Breene



      /S/ SHINJI SAKAI                                  Director
------------------------------------
          Shinji Sakai



      /S/ JOHN MCGOVERN                                 Director
------------------------------------
          John McGovern



      /S/ TAKASHI NISHIYAMA                             Director
------------------------------------
          Takashi Nishiyama

                                 EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
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

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

4.3(b)   First Supplemental Indenture dated as of
         October 1, 1991 among TMCC, Bankers Trust Company
         and The Chase Manhattan Bank, N.A.                          (5)

4.4(a)   Amended and Restated Agency Agreement dated as of
         July 28, 1994, among TMCC, The Chase Manhattan Bank,
         N.A. and Chase Manhattan Bank Luxembourg S.A.              (12)

4.4(b)   Amendment No. 1 dated July 27, 1995 to the Amended        Filed
         and Restated Agency Agreement among TMCC, The Chase      Herewith
         Manhattan Bank, N.A. and Chase Manhattan Bank
         Luxenburg S.A.

4.5 TMCC has outstanding certain long-term debt as set forth in Note 9 of the Notes to Consolidated Financial Statements. Not filed herein as an exhibit, pursuant to
         Item 601(b) (4)-(iii)(A) of Regulation S-K under the Securities Act of 1933, is any instrument which defines the rights of holders of such long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of TMCC and its subsidiaries on a consolidated basis. TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request.

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

-----------------
(1) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.
(5) Incorporated herein by reference to Exhibit 4.1 filed with TMCC's Current Report on Form 8-K dated October 16, 1991.
(6) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1991.
(12) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1994.

                                 EXHIBIT INDEX
                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

10.2(b)  Amendment to Financial Services Agreement dated
         March 1, 1992, between TMCC and World Omni Financial
         Corporation.                                                 (7)

10.2(c)  Amendment to Financial Services Agreement dated
         March 1, 1994, between TMCC and World Omni Financial
         Corporation.                                                (12)

10.4     Pooling and Servicing Agreement among TMCRC,
         as Seller, TMCC, as Servicer, and Bankers Trust Company,
         as Trustee (including forms of Class A and Class B
         Certificates) dated as of September 1, 1995.                (13)

10.5     Receivables Purchase Agreement dated as of September 1,
         1995 between TMCC, as seller, and TMCRC Corporation,
         as purchaser.                                               (14)

10.6     Form of Indemnification Agreement between TMCC and
         its directors and officers.                                  (1)

10.7     Form of Pooling and Servicing Agreement among TMCRC
         as Seller, TMCC as Servicer, and the Chase Manhattan Bank
         N.A. as Trustee (including forms of Class A and Class B
         Certificates).                                               (8)

10.8     Form of Standard Terms and Conditions of Pooling and
         Servicing Agreement.                                         (9)

----------------
(1) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.
(7) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1992.
(8) Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Receivables 1993-A Grantor Trust's Registration Statement on Form S-1, File No. 33-65348.
(9) Incorporated herein by reference to Exhibit 4.2 filed with Toyota Auto Receivables 1993-A Grantor Trust's Registration Statement on Form S-1, File No. 33-65348.
(12) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1994.
(13) Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Receivables 1995-A Grantor Trust's Current Report on Form 8-K dated November 10, 1995, File No. 33-96006.
(14) Incorporated herein by reference to Exhibit 10.1 filed with Toyota Auto Receivables 1995-A Grantor Trust's Current Report on Form 8-K dated November 10, 1995, File No. 33-96006.

                                 EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

10.9     Form of Receivables Purchase Agreement.                    (10)

10.10    Three-year Credit Agreement (the "Three-year Agreement")
         dated as of September 29, 1994 among TMCC, Morgan
         Guaranty Trust Company of New York, as agent, and
         Bank of America National Trust and Savings Association,
         The Bank of Tokyo, Ltd., The Chase Manhattan Bank, N.A., Citicorp USA, Inc. and Credit Suisse, as Co-Agents.
         Not filed herein as an exhibit, pursuant to Instruction 2
         to Item 601 of Regulation S-K under the Securities Act of
         1933, is the 364-day Credit Agreement (the "364-day
         Agreement") among TMCC and the banks who are party to the Three-year Agreement. Filed herewith is a
         Schedule identifying the 364-day Agreement and setting
         forth the material details in which the 364-day
         Agreement differs from the Three-year Agreement.  TMCC
         agrees to furnish a copy of the 364-day Agreement to
         the Securities and Exchange Commission upon request.       (12)

10.10(a) Amendment No. 1 dated September 28, 1995 to the            Filed
         Three-year Agreement.                                     Herewith

10.10(b) Amendment No. 1 dated September 28, 1995 to the            Filed
         364-day Agreement.                                        Herewith

----------------
(10) Incorporated herein by reference to Exhibit 10.1 filed with Toyota Auto Receivables 1993-A Grantor Trust's Registration Statement on Form S-1, File No. 33-65348.
(12) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1994.

                                 EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

12.1     Calculation of ratio of earnings to fixed charges.         Filed
                                                                   Herewith

21.1     TMCC's list of subsidiaries.                               Filed
                                                                   Herewith

23.1     Consent of Independent Accountants.                        Filed
                                                                   Herewith

27.1     Financial Data Schedule.                                   Filed
                                                                   Herewith