Form 10-Q
period 1995-12-31
TOYOTA MOTOR CREDIT CORP
filed 1996-02-13
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1995
                                     -----------------
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

          As of January 31, 1996, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 86,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                               December 31,  September 30,  December 31,
                                                   1995           1995          1994
                                               ------------  -------------  ------------
                                               (Unaudited)                  (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................          $    62        $   108       $   305
Investments in marketable securities......              179            169           138
Investments in operating leases, net......            8,596          8,148         6,676
Finance receivables, net..................            7,498          7,227         8,086
Receivable from Parent....................               29             51            -
Other receivables.........................              304            350           207
Deferred charges..........................               94             85            71
Income taxes receivable...................               12              6            -
Other assets..............................               91             81            67
                                                    -------        -------       -------

         Total Assets.....................          $16,865        $16,225       $15,550
                                                    =======        =======       =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................          $13,253        $12,696       $12,435
Accrued interest..........................              171            190           161
Accounts payable and accrued expenses.....              297            298           286
Deposits..................................              209            200           168
Payable to Parent.........................               -              -             13
Income taxes payable......................               -              -             12
Deferred income...........................              524            505           472
Deferred income taxes.....................              659            627           432
                                                    -------        -------       -------
      Total liabilities...................           15,113         14,516        13,979
                                                    -------        -------       -------

Commitments and contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 86,500).............              865            865           865
   Retained earnings......................              887            844           706
                                                    -------        -------       -------
      Total shareholder's equity..........            1,752          1,709         1,571
                                                    -------        -------       -------
         Total Liabilities and
         Shareholder's Equity.............          $16,865        $16,225       $15,550
                                                    =======        =======       =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                                 Three Months Ended
                                                    December 31,
                                                 ------------------
                                                  1995        1994
                                                 ------      ------
                                                     (Unaudited)
Financing Revenues:

   Leasing.................................      $  557      $  429
   Retail financing........................         101         109
   Wholesale and other dealer financing....          30          26
                                                 ------      ------

Total financing revenues...................         688         564

   Depreciation on operating leases........         370         277
   Interest expense........................         193         161
                                                 ------      ------

Net financing revenues.....................         125         126

Other revenues.............................          29          24
                                                 ------      ------

Net Financing Revenues and Other Revenues..         154         150
                                                 ------      ------

Expenses:

   Operating and administrative............          65          59
   Provision for credit losses.............          21          18
                                                 ------      ------

Total Expenses.............................          86          77
                                                 ------      ------

Income before income taxes.................          68          73

Provision for income taxes.................          27          29
                                                 ------      ------

Net Income.................................      $   41      $   44
                                                 ======      ======



       See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                            Three Months Ended December 31,
                                                            -------------------------------
                                                              1995                   1994
                                                            --------               --------
                                                                      (Unaudited)
Cash flows from operating activities:

   Net income............................................    $   41                  $   44
                                                             ------                  ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization...................       359                     285
         Provision for credit losses.....................        21                      18
         Increase (decrease) in accrued interest.........       (19)                      5
         Increase in deferred income taxes...............        32                      46
         Decrease in other assets........................         7                      28
         Increase in other liabilities...................        21                      39
                                                             ------                  ------
   Total adjustments.....................................       421                     421
                                                             ------                  ------

Net cash provided by operating activities................       462                     465
                                                             ------                  ------

Cash flows from investing activities:

   Additions to investments in marketable securities.....       (21)                    (46)
   Disposition of investments in marketable securities...        12                       8
   Purchase of finance receivables.......................    (2,901)                 (2,733)
   Liquidations of finance receivables...................     2,619                   2,472
   Additions to investments in operating leases..........    (1,137)                   (922)
   Disposition of investments in operating leases........       309                     177
                                                             ------                  ------

Net cash used in investing activities....................    (1,119)                 (1,044)
                                                             ------                  ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.....     1,007                   1,498
   Payments on notes and loans payable...................    (1,289)                   (984)
   Net increase in commercial paper with
      original maturities less than 90 days..............       893                      93
                                                             ------                  ------

Net cash provided by financing activities................       611                     607
                                                             ------                  ------

Net increase (decrease) in cash and cash equivalents.....       (46)                     28

Cash and cash equivalents at the beginning
   of the period.........................................       108                     277
                                                             ------                  ------

Cash and cash equivalents at the end of the period.......    $   62                  $  305
                                                             ======                  ======

Supplemental disclosures:

   Interest paid.........................................      $223                    $149
   Income taxes paid.....................................        $1                      $1


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

      Information pertaining to the three months ended December 31, 1995 and 1994 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended December 31, 1995 are not necessarily indicative of those expected for any other interim period or for a full year. Certain December 1994 and September 1995 accounts have been reclassified to conform with the December 1995 presentation.

Note 2 - Investments in Operating Leases
----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                December 31,  September 30,   December 31,
                                                    1995           1995           1994
                                                ------------  -------------   ------------
                                                           (Dollars in Millions)
       Vehicles...............................       $10,509        $ 9,864         $7,837
       Equipment, aircraft and other..........           220            201            160
                                                     -------        -------         ------
                                                      10,729         10,065          7,997
       Accumulated depreciation...............        (2,050)        (1,838)        (1,253)
       Allowance for credit losses ...........           (83)           (79)           (68)
                                                     -------        -------         ------
          Investments in operating leases, net       $ 8,596        $ 8,148         $6,676
                                                     =======        =======         ======

Note 3 - Finance Receivables
----------------------------

      Finance receivables, net consisted of the following:

                                              December 31,    September 30,    December 31,
                                                  1995             1995            1994
                                              ------------    -------------    ------------
                                                          (Dollars in Millions)
       Retail..............................         $5,214           $5,050          $5,722
       Finance leases......................          1,505            1,567           1,741
       Wholesale and other dealer loans....          1,380            1,229           1,388
                                                    ------           ------          ------
                                                     8,099            7,846           8,851
       Unearned income.....................           (507)            (527)           (661)
       Allowance for credit losses.........            (94)             (92)           (104)
                                                    ------           ------          ------
          Finance receivables, net.........         $7,498           $7,227          $8,086
                                                    ======           ======          ======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Finance Receivables (Continued)
----------------------------

      Included in finance lease receivables were estimated unguaranteed residual values of $658 million, $673 million and $699 million at
      December  31,  1995,   September  30,  1995   and  December  31,   1994,
      respectively.

      The aggregate balances related to finance receivables 60 or more days past due totaled $19 million, $16 million and $16 million at December 31, 1995, September 30, 1995 and December 31, 1994, respectively.


Note 4 - Notes and Loans Payable
--------------------------------

      Notes and loans payable, which consisted of senior debt, included the following:

                                                December 31,  September 30,   December 31,
                                                    1995           1995           1994
                                                ------------  -------------   ------------
                                                          (Dollars in Millions)
       Commercial paper, net...................      $ 1,746        $ 1,442        $ 1,441
                                                     -------        -------        -------
       Other senior debt, due in the years
          ending September 30,:
          1995.................................           -              -           3,081
          1996.................................        2,767          3,252          2,546
          1997.................................        2,678          2,722          2,484
          1998.................................        2,185          2,371          1,272
          1999.................................          729            529            330
          2000.................................        1,687          1,723            973
          Thereafter...........................        1,410            611            275
                                                     -------        -------        -------
                                                      11,456         11,208         10,961
       Unamortized premium.....................           51             46             33
                                                     -------        -------        -------
          Total other senior debt..............       11,507         11,254         10,994
                                                     -------        -------        -------
             Notes and loans payable...........      $13,253        $12,696        $12,435
                                                     =======        =======        =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (Continued)
--------------------------------

      Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term of commercial paper was 19 days at December 31, 1995. The weighted average interest rate on commercial paper was 5.78% at December 31, 1995. Short-term MTNs with original terms ranging from nine months to one year, included in other senior debt, were $394 million at December 31, 1995. The weighted average interest rate on these short-term MTNs was 5.88% at December 31, 1995, including the effect of interest rate swap agreements.

      The weighted average interest rate on other senior debt was 5.81% at December 31, 1995, including the effect of interest rate swap agreements and option-based products. This rate has been calculated on the basis of rates in effect at December 31, 1995, some of which are floating rates that reset daily. Approximately 32% of other senior debt at December 31, 1995 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 6.15% at December 31, 1995. Approximately 39% of other senior debt at December 31, 1995 had floating interest rates that were covered by option-based products with an average strike rate of 7.24%. The mix of TMCC's fixed and floating rate debt changes from time to time as a result of interest rate risk management.

      Included in Notes and Loans Payable at December 31, 1995 were unsecured notes denominated in various foreign currencies. Concurrent with the issuance of these unsecured notes denominated in foreign currencies, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which aggregate to a principal amount of $5.1 billion. TMCC's foreign currency debt is translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at December 31, 1995. The receivables or payables, arising as a result of the differences between the December 31, 1995 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements, are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would aggregate to a net receivable position of $76 million at December 31, 1995.

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

The business of TMCC and its subsidiaries (collectively the "Company") is dependent upon the sale of Toyota and Lexus vehicles in the United States. Lower levels of sales of such vehicles resulting from governmental action, decline in demand, changes in pricing due to the appreciation of the Japanese yen against the United States dollar, or other events, could result in a reduction in the level of finance and insurance operations of the Company. To date, the level of the Company's operations has not been restricted by the level of sales of Toyota and Lexus vehicles.

Financial Condition and Results of Operations

TMCC's earning assets, consisting of investments in operating leases and finance receivables, totaled $16.3 billion, $15.5 billion and $14.9 billion at December 31, 1995, September 30, 1995 and December 31, 1994, respectively. The increases in earning assets were primarily due to the growth in lease earning assets.

Lease earning assets, consisting of lease finance receivables, net of unearned income, and investments in operating leases, net of accumulated depreciation, totaled $9.9 billion, $9.5 billion and $8.2 billion at December 31, 1995, September 30, 1995 and December 31, 1994, respectively. Lease earning assets increased from September 30, 1995 and December 31, 1994 primarily due to operating lease additions exceeding operating lease dispositions as a result of the effect of special lease programs sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS") and the increased acceptance of leasing by retail consumers. The Company anticipates further growth in lease earning assets as special lease programs and the increased acceptance of leasing by retail consumers continue.

Retail finance receivables, net of unearned income, were $5.0 billion, $4.8 billion and $5.3 billion at December 31, 1995, September 30, 1995 and December 31, 1994, respectively. Retail finance receivables increased from September 30, 1995 to December 31, 1995 due to contract volume exceeding liquidations and decreased from December 31, 1994 to December 31, 1995 primarily due to the sale of approximately $679 million of retail finance receivables in the fourth quarter of fiscal 1995.

Wholesale receivables and other dealer loans were $1.4 billion, $1.2 billion and $1.4 billion at December 31, 1995, September 30, 1995 and December 31, 1994, respectively. The increase in these receivables from September 30, 1995 to December 31, 1995 resulted primarily from the higher average receivables balance outstanding per dealer.

Contract volume related to TMCC's vehicle leasing and retail financing programs is summarized below:

                                                  Three Months Ended
                                                     December 31,
                                                  ------------------
                                                   1995        1994
                                                  ------      ------
Contract volume:
   Vehicle lease contracts.................       48,000      41,000
   Vehicle retail installment contracts....       39,000      38,000
                                                  ------      ------
      Total................................       87,000      79,000
                                                  ======      ======


Total contract volume for the first quarter of fiscal 1996 increased as compared to the first quarter of fiscal 1995 primarily due to the increase in vehicle lease contract volume. Vehicle lease contract volume increased primarily due to an increase in the level of special lease programs sponsored by TMS and the increased acceptance of leasing in the vehicle retail sales market.

Under special programs sponsored by TMS, TMCC offers reduced monthly payments on certain Toyota and Lexus new vehicles and Toyota industrial equipment to qualified lease and retail customers and receives an amount from TMS, and in some cases, dealers, for each lease and retail installment contract. Amounts received approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease and retail installment contract terms. The level of sponsored program activity varies based on TMS marketing strategies. Revenues earned depend not only on the level of TMS programs offered, but on the mix of Toyota and Lexus vehicles, the timing of TMS programs, and the amount of reduced monthly payments determined by TMS. TMCC's revenues earned from all TMS programs were $41 million and $28 million during the first quarters of fiscal 1996 and 1995, respectively.

TMCC leased or financed ("finance penetration") the following percentages of new Toyota and Lexus vehicle deliveries (excluding fleet) in the United States (excluding Hawaii):

                                                    Three Months Ended
                                                       December 31,
                                                    -------------------
                                                     1995        1994
                                                    -------     -------

Finance penetration.............................      31.7%       31.1%


Total financing revenues increased 22% in the first quarter of fiscal 1996 as compared to the same period in fiscal 1995. The increase resulted primarily from earning asset growth.

In the first quarter of fiscal 1996, TMCC's primary source of revenue and earning asset growth was leasing. Leasing revenues increased 30% in the first quarter of fiscal 1996 from the same period in fiscal 1995 primarily due to the growth in average lease earning assets. The Company anticipates further growth in leasing revenues as special lease programs sponsored by TMS and the increased acceptance of leasing by retail consumers are expected to continue to result in increases in lease earning assets.

Retail financing revenues decreased 7% in the first quarter of fiscal 1996 from the same period in fiscal 1995. Retail financing revenues decreased as a result of the decline in average retail finance receivables outstanding due to the sale of retail finance receivables in the fourth quarter of fiscal 1995.

Wholesale and other dealer financing revenues increased 15% in the first quarter of fiscal 1996 from the same period in fiscal 1995. The increased revenues resulted primarily from higher average wholesale receivable balances and increases in wholesale financing rates.

Investments  in  operating  leases  are  recorded  at  cost  and  depreciated, primarily on a straight-line basis, over the lease term to the estimated residual value. Finance leases are recorded at cost and amortized using the effective yield method to the estimated residual value. The estimated residual value may be less than the purchase option price established at lease inception. The estimated residual values are derived by vehicle model and lease term from, among other factors, market information on sales of used vehicles, historical information, including lease vehicle return trends, and economic factors. Residual values totaled approximately $6.9 billion and $5.1 billion at December 31, 1995 and 1994, respectively. TMCC's residual value risk is a function of the number of off-lease vehicles returned to TMCC for disposition, and the difference between the amount of disposition proceeds and the estimated residual value on returned vehicles. TMCC actively manages the disposition of its lease vehicles by working with lessees, dealers and auctions through end-of-lease-term remarketing programs. In addition, lease vehicles scheduled to mature are inspected and lessees are charged for excess wear and tear, excess mileage and any damage to the vehicles. During the first quarters of fiscal 1996 and 1995, approximately 14% and 9%, respectively, of lease vehicles originally scheduled to mature in those quarters were returned to TMCC. The difference between the total disposition proceeds from off-lease vehicles returned to TMCC and their estimated residual values was not material to the results of operations for the first quarters of fiscal 1996 and 1995. As the lease portfolio matures, the Company anticipates that the level of vehicle lease returns will increase; however, the Company believes that its lease earning assets are recorded at net realizable value.

Depreciation on operating leases increased 34% in the first quarter of fiscal 1996 from the same period in fiscal 1995 primarily as a result of the growth in investments in operating leases. The Company anticipates higher depreciation on operating leases in fiscal 1996 as compared to fiscal 1995 due to anticipated growth in investments in operating leases.

Interest expense increased 20% in the first quarter of fiscal 1996 from the same period in fiscal 1995 due to higher average borrowing levels required to fund the growth in earning assets and increases in the average cost of borrowings. The weighted average cost of borrowings was 5.98% and 5.32% for the three months ended December 31, 1995 and 1994, respectively.

Net financing revenues decreased 1% in the first quarter of fiscal 1996 from the same period in fiscal 1995. The decrease was primarily attributable to declining interest margins which was substantially offset by the growth in the level of earning assets. Interest margin is the excess of the combined interest rate yield implicit in leases and on finance receivables over the effective interest rate cost of total borrowings. Lower interest margins in the first quarter of fiscal 1996 were primarily the result of higher average borrowing costs as compared to the same period in fiscal 1995.

Other revenues increased 21% during the first quarter of fiscal 1996 from the same period in fiscal 1995. The increase in other revenues resulted primarily from the continued growth in the Company's insurance operations and, to a lesser extent, from servicing and other income related to the retail finance receivables sold in fiscal 1995.

Operating and administrative expenses increased 10% in the first quarter of fiscal 1996 from the same period in fiscal 1995. This increase reflected costs for the growth in the Company's insurance operations and for additional personnel required to support the Company's growing customer base. The Company anticipates that operating and administrative expenses for fiscal 1996 will continue to increase as a result of the Company's growing customer base.

The provision for credit losses increased 17% in the first quarter of fiscal 1996 from the same period in fiscal 1995 as a result of the growth in earning assets and an increase in credit losses primarily related to leasing. The increase in lease credit losses is primarily due to the aging of lease earning assets added during high volume periods in fiscal 1995 and 1994. The Company will continue to monitor loss levels and place emphasis on controlling its credit loss exposure.

Financial support is provided by TMS, as necessary, to maintain TMCC's minimum fixed charge coverage at the level specified in the Operating Agreement. As a result of the favorable operating profits in the first quarters of fiscal 1996 and 1995, TMCC did not receive any financial support from TMS.

Liquidity and Capital Resources

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities. Debt issuances have generally been in the form of commercial paper, United States and Euro medium-term notes ("MTNs"), Eurobonds and to a lesser extent, the sale of retail finance receivables in the asset-backed securities market. On occasion, this funding has been supplemented by loans and equity contributions from TMS.

Commercial paper issuances and borrowings from TMS are specifically utilized to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.1 billion to $1.8 billion during the first quarter of fiscal 1996, with an average outstanding balance of $1.5 billion. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $1.5 billion at December 31, 1995. No loans were outstanding under any of these bank credit facilities during the first quarter of fiscal 1996. TMCC also maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $225 million to facilitate the issuance of letters of credit. At December 31, 1995, TMCC issued approximately $61 million in letters of credit, primarily related to the Company's insurance operations.

On occasion, TMS makes interest-bearing loans to TMCC. The interest rate charged by TMS to TMCC for these interest-bearing loans approximates the Federal Reserve Board's one-month commercial paper composite rate for firms whose bonds are rated AA. No loans were outstanding from TMS during the first quarter of fiscal 1996.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. United States and Euro MTNs with original maturities ranging from one to ten years have provided TMCC with a significant source of funding. During the first quarter of fiscal 1996, TMCC issued approximately $1.0 billion of MTNs all of which had original maturities of more than one year. TMCC had approximately $9.2 billion of MTNs outstanding at December 31, 1995, including the effect of foreign currency translations at December 31, 1995 spot exchange rates. Approximately $3.4 billion of the $9.2 billion in MTNs was denominated in foreign currencies. In addition to MTNs, TMCC had approximately $2.3 billion of debt securities outstanding issued principally in the form of Eurobonds in the international capital markets at December 31, 1995, including the effect of foreign currency translations at December 31, 1995 spot exchange rates. Approximately $1.8 billion of the $2.3 billion in debt securities was denominated in foreign currencies.

TMCC anticipates continued use of MTNs in both the United States and international capital markets. At January 31, 1996, approximately $1.6 billion was available for issuance under TMCC's United States public MTN program. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $9.5 billion. Approximately $3.1 billion was available for issuance under the Euro MTN program as of January 31, 1996, of which the Company has committed to issue approximately $29 million. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, approximately $700 million of securities registered with the
Securities and Exchange Commission, excluding MTNs, were available for issuance at January 31, 1996.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first quarter of fiscal 1996, cash provided by the liquidation of earning assets, totaling $2.9 billion was used to purchase additional investments in operating leases and finance receivables totaling $4.0 billion. Investing activities resulted in a net use of cash of $1.1 billion in the first quarter of fiscal 1996 as the purchase of additional earning assets, primarily investments in operating leases, exceeded cash provided by the liquidation of earning assets. Investing activities were also supported by net cash provided by operating activities totaling $0.5 billion and net cash provided by financing activities totaling $0.6 billion during the first quarter of fiscal 1996. The Company believes that cash provided by operating, investing and financing activities will be sufficient to meet the Company's liquidity and capital resource needs in the future.

TMCC utilizes derivative financial instruments to manage its currency exchange rate risk arising as a result of borrowings denominated in foreign currencies and its interest rate risk. The underlying notional amounts of the derivative financial instruments are not exchanged and do not represent exposure to credit loss. TMCC does not enter into these instruments for trading purposes. TMCC manages counterparty risk through the use of credit standard guidelines, counterparty diversification and financial condition monitoring. At December 31, 1995, approximately 82% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties. Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at December 31, 1995 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at December 31, 1995 was $485 million on an aggregate notional amount of $18.7 billion.

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

TMCC utilizes interest rate swap agreements and option-based products in managing its exposure to interest rate fluctuations. The mix of fixed and floating interest rates on TMCC's debt outstanding is periodically adjusted through the use of interest rate swap agreements and other option-based products. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay at a certain fixed or floating rate and to receive payments at a different rate, at specified intervals, calculated on an agreed-upon notional amount. In the event that a counterparty fails to perform, TMCC's credit exposure is limited to the interest rate differential. Option-based products consist primarily of purchased interest rate cap agreements and, to a lesser extent, corridor agreements. Option-based products are agreements which either grant TMCC the right, for a premium payment, to receive a payment when interest rates exceed a specified level, or require TMCC, in receipt of a premium, to make a payment when interest rates exceed or go below a specified level. An interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .32%, from 5.79% to an estimated 6.11% at December 31, 1995. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .37%, from 5.79% to an estimated 5.42% at December 31, 1995.

A reconciliation of the activity of TMCC's derivative financial instruments for the first quarters of fiscal 1996 and 1995 is as follows:

                                                         December 31,
                                  -----------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest       Interest                        Indexed
                                   Rate Swap      Rate Swap     Option-based      Note Swap
                                   Agreements     Agreements      Products        Agreements
                                  ------------   ------------   ------------     ------------
                                  1995    1994   1995    1994   1995    1994     1995    1994
                                  ----    ----   ----    ----   ----    ----     ----    ----
                                                   (Dollars in Billions)
Beginning notional amount.......  $4.8    $4.0   $7.1    $7.6   $3.8    $0.5     $1.7    $2.4

Add:
   New agreements...............   0.1     0.3    1.6     0.5    0.6     1.9       -      0.1

Less:
   Terminated agreements........    -       -      -       -      -       -        -       -

   Expired agreements...........   0.3      -     0.4     0.3     -       -       0.3     0.3
                                  ----    ----   ----    ----   ----    ----     ----    ----
Ending notional amount..........  $4.6    $4.3   $8.3    $7.8   $4.4    $2.4     $1.4    $2.2
                                  ====    ====   ====    ====   ====    ====     ====    ====

On occasion, TMS has made equity contributions to maintain TMCC's equity capitalization at certain levels. Such levels have been periodically established by TMS as it deems appropriate. No such equity contributions were made during the first quarter of fiscal 1996.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the further growth in lease earning assets (including investments in operating leases); the increased acceptance of leasing by retail consumers; the further growth in leasing revenues; higher depreciation on operating leases; the level of leased vehicle returns; that the lease earning assets on the Company's books are recorded at net realizable value; the growth in operating and administrative expenses as a result of a growing customer base; the Company's continued use of MTNs in the United States and the international capital markets; the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs; and the continued performance of the Company's counterparties under interest rate and cross currency swap agreements and option-based products. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitations, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; increases in prevailing interest rates; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; increased costs associated with the Company's debt funding efforts; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements.

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

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

            Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. At this time, the Company believes any resulting liability from the above legal actions, proceedings and other claims will not materially affect its consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.


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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

            The exhibits listed on the accompanying Exhibit Index, on page 19, are filed as part of this report.

            (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed by the registrant during the quarter ended December 31, 1995.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   February 12, 1996                By      /S/ WOLFGANG JAHN
                                              -------------------------------
                                                     Wolfgang Jahn
                                                Senior Vice President and
                                                    General Manager
                                              (principal executive officer)



Date:   February 12, 1996                By      /S/ PATRICK BREENE
                                              -------------------------------
                                                     Patrick Breene
                                                   Corporate Manager -
                                                Finance and Administration
                                              (principal accounting officer)

                               EXHIBIT INDEX


Exhibit                                                            Method
Number                          Description                       of Filing
-------                         -----------                       ---------

  10.1       Toyota Motor Sales, U.S.A., Inc. Supplemental          Filed
             Executive Retirement Plan.                            Herewith

  10.2       Toyota Motor Sales, U.S.A., Inc. 401(k)                Filed
             Excess Plan.                                          Herewith

  12.1       Calculation of ratio of earnings to fixed charges.     Filed
                                                                   Herewith

  27.1       Financial Data Schedule.                               Filed
                                                                   Herewith