Form 10-Q
period 1996-03-31
TOYOTA MOTOR CREDIT CORP
filed 1996-05-14
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1996
                                     --------------
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

          As of April 30, 1996, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 86,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                March 31,    September 30,      March 31,
                                                  1996           1995             1995
                                               -----------   -------------     -----------
                                               (Unaudited)                     (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................         $   137         $   108         $   312
Investments in marketable securities......             172             169             139
Investments in operating leases, net......           9,239           8,148           7,052
Finance receivables, net..................           7,636           7,227           7,992
Receivable from Parent....................              16              51               7
Other receivables.........................             247             350             755
Deferred charges..........................             100              85              87
Income taxes receivable...................              -                6              -
Other assets..............................              92              81              69
                                                   -------         -------         -------

         Total Assets.....................         $17,639         $16,225         $16,413
                                                   =======         =======         =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................         $13,882         $12,696         $13,213
Accrued interest..........................             166             190             158
Accounts payable and accrued expenses.....             369             298             283
Deposits..................................             219             200             178
Income taxes payable......................              12              -               18
Deferred income...........................             528             505             476
Deferred income taxes.....................             677             627             471
                                                   -------         -------         -------
      Total liabilities...................          15,853          14,516          14,797
                                                   -------         -------         -------

Commitments and contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 86,500).............             865             865             865
   Retained earnings......................             921             844             751
                                                   -------         -------         -------
      Total shareholder's equity..........           1,786           1,709           1,616
                                                   -------         -------         -------
         Total Liabilities and
         Shareholder's Equity.............         $17,639         $16,225         $16,413
                                                   =======         =======         =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                              Three Months Ended    Six Months Ended
                                                   March 31,            March 31,
                                              ------------------    ----------------
                                               1996        1995      1996      1995
                                              ------      ------    ------    ------
                                                             (Unaudited)
Financing Revenues:

   Leasing.................................   $  593      $  465    $1,150    $  894
   Retail financing........................      103         107       204       216
   Wholesale and other dealer financing....       28          29        58        55
                                              ------      ------    ------    ------

Total financing revenues...................      724         601     1,412     1,165

   Depreciation on operating leases........      394         298       764       575
   Interest expense........................      196         175       389       336
                                              ------      ------    ------    ------

Net financing revenues.....................      134         128       259       254

Other revenues.............................       29          26        58        51
                                              ------      ------    ------    ------

Net Financing Revenues and Other Revenues..      163         154       317       305
                                              ------      ------    ------    ------

Expenses:

   Operating and administrative............       74          64       139       124
   Provision for credit losses.............       29          15        50        33
                                              ------      ------    ------    ------

Total Expenses.............................      103          79       189       157
                                              ------      ------    ------    ------

Income before income taxes.................       60          75       128       148

Provision for income taxes.................       24          30        51        59
                                              ------      ------    ------    ------

Net Income.................................   $   36      $   45    $   77    $   89
                                              ======      ======    ======    ======



        See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                  Six Months Ended March 31,
                                                                  --------------------------
                                                                    1996               1995
                                                                  -------            -------
                                                                          (Unaudited)
Cash flows from operating activities:

   Net income................................................      $   77             $   89
                                                                   ------             ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization.......................         762                598
         Provision for credit losses.........................          50                 33
         Increase (decrease) in accrued interest.............         (24)                 2
         Increase in deferred income taxes...................          50                 85
         Decrease in other assets............................          30                 23
         Increase in other liabilities.......................          57                 45
                                                                   ------             ------
   Total adjustments.........................................         925                786
                                                                   ------             ------

Net cash provided by operating activities....................       1,002                875
                                                                   ------             ------

Cash flows from investing activities:

   Additions to investments in marketable securities.........         (29)              (51)
   Disposition of investments in marketable securities.......          27                12
   Purchase of finance receivables...........................      (5,960)           (5,349)
   Liquidations of finance receivables.......................       5,524             5,176
   Additions to investments in operating leases..............      (2,565)           (1,804)
   Disposition of investments in operating leases............         687               374
                                                                   ------            ------

Net cash used in investing activities........................      (2,316)           (1,642)
                                                                   ------            ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.........       2,273             3,458
   Payments on notes and loans payable.......................      (2,289)           (2,254)
   Net increase (decrease) in commercial paper with
      original maturities less than 90 days..................       1,359              (402)
                                                                   ------            ------

Net cash provided by financing activities....................       1,343               802
                                                                   ------            ------

Net increase in cash and cash equivalents....................          29                35

Cash and cash equivalents at the beginning of the period.....         108               277
                                                                   ------            ------

Cash and cash equivalents at the end of the period...........      $  137            $  312
                                                                   ======            ======

Supplemental disclosures:

   Interest paid.............................................        $419              $320
   Income taxes paid.........................................          $2                $2


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
- -------------------------------

      Information pertaining to the three months and six months ended March 31, 1996 and 1995 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months and six months ended March 31, 1996 are not necessarily indicative of those expected for any other interim period or for a full year. Certain March 1995 and September 1995 accounts have been reclassified to conform with the March 1996 presentation.

Note 2 - Investments in Operating Leases
- ----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                  March 31,    September 30,      March 31,
                                                     1996          1995              1995
                                                  ---------    -------------      ---------
                                                           (Dollars in Millions)
      Vehicles..................................    $11,360          $ 9,864         $8,408
      Equipment, aircraft and other.............        223              201            175
                                                    -------          -------         ------
                                                     11,583           10,065          8,583
      Accumulated depreciation..................     (2,253)          (1,838)        (1,458)
      Allowance for credit losses ..............        (91)             (79)           (73)
                                                    -------          -------         ------
         Investments in operating leases, net...    $ 9,239          $ 8,148         $7,052
                                                    =======          =======         ======

Note 3 - Finance Receivables
- ----------------------------

      Finance receivables, net consisted of the following:

                                                   March 31,    September 30,     March 31,
                                                      1996          1995             1995
                                                   ---------    -------------     ---------
                                                            (Dollars in Millions)
      Retail.....................................     $5,383           $5,050        $5,595
      Finance leases.............................      1,498            1,567         1,695
      Wholesale and other dealer loans...........      1,353            1,229         1,430
                                                      ------           ------        ------
                                                       8,234            7,846         8,720
      Unearned income............................       (501)            (527)         (627)
      Allowance for credit losses................        (97)             (92)         (101)
                                                      ------           ------        ------
         Finance receivables, net................     $7,636           $7,227        $7,992
                                                      ======           ======        ======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Finance Receivables (Continued)
- ----------------------------

      Finance  leases  included  estimated  unguaranteed  residual  values  of
      $657 million,  $673  million  and  $701  million  at    March 31,  1996,
      September 30, 1995 and March 31, 1995, respectively.

      The aggregate balances related to finance receivables 60 or more days past due totaled $17 million, $16 million and $21 million at March 31, 1996, September 30, 1995 and March 31, 1995, respectively.

Note 4 - Notes and Loans Payable
- --------------------------------

      Notes and loans payable, which consisted of senior debt, included the following:

                                                  March 31,   September 30,       March 31,
                                                     1996         1995               1995
                                                  ---------   -------------       ---------
                                                           (Dollars in Millions)
      Commercial paper, net...................      $ 2,282         $ 1,442         $ 1,402
                                                    -------         -------         -------
      Other senior debt, due in the years
         ending September 30,:
         1995.................................           -               -            2,172
         1996.................................        1,922           3,252           2,717
         1997.................................        2,959           2,722           2,833
         1998.................................        2,451           2,371           1,644
         1999.................................          939             529             371
         2000.................................        1,749           1,723           1,540
         Thereafter...........................        1,523             611             492
                                                    -------         -------         -------
                                                     11,543          11,208          11,769
      Unamortized premium.....................           57              46              42
                                                    -------         -------         -------
         Total other senior debt..............       11,600          11,254          11,811
                                                    -------         -------         -------
            Notes and loans payable...........      $13,882         $12,696         $13,213
                                                    =======         =======         =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (Continued)
- --------------------------------

      Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 25 days and 5.29%, respectively, at March 31, 1996. Short-term MTNs with original terms of one year or less, included in other senior debt, were $623 million at March 31, 1996. The weighted average interest rate on these short-term MTNs was 6.03% at March 31, 1996, including the effect of interest rate swap agreements.

      The weighted average interest rate on other senior debt was 5.77% at March 31, 1996, including the effect of interest rate swap agreements and option-based products. This rate has been calculated on the basis of rates in effect at March 31, 1996, some of which are floating rates that reset daily. Approximately 28% of other senior debt at March 31, 1996 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 5.86% at March 31, 1996. Approximately 44% of other senior debt at March 31, 1996 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 6.99% at March 31, 1996. The mix of TMCC's fixed and floating rate debt changes from time to time as a result of interest rate risk management.

      Included in Notes and Loans Payable at March 31, 1996 were unsecured notes denominated in various foreign currencies. Concurrent with the issuance of these unsecured notes denominated in foreign currencies,
      TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which aggregate to a principal amount of $5.4 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at March 31, 1996. The receivables or payables, arising as a result of the differences between the March 31, 1996 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements, are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would aggregate to a net payable position of $40 million at March 31, 1996.

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

Financial Condition and Results of Operations

TMCC's earning assets, consisting of investments in operating leases and finance receivables, totaled $17.1 billion, $15.5 billion and $15.2 billion at March 31, 1996, September 30, 1995 and March 31, 1995, respectively. The increases in earning assets were primarily due to the growth in lease earning assets.

Lease earning assets, consisting of investments in operating leases, net of accumulated depreciation, and lease finance receivables, net of unearned income, totaled $10.6 billion, $9.5 billion and $8.5 billion at March 31, 1996, September 30, 1995 and March 31, 1995, respectively. Lease earning assets increased from September 30, 1995 and March 31, 1995 primarily due to operating lease additions exceeding operating lease dispositions. This was primarily due to the effect of special lease programs sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS") and the increased acceptance of leasing by retail consumers. The Company anticipates further growth in lease earning assets as special lease programs continue.

Retail finance receivables, net of unearned income, were $5.1 billion, $4.8 billion and $5.3 billion at March 31, 1996, September 30, 1995 and March 31, 1995, respectively. Retail finance receivables increased from September 30, 1995 to March 31, 1996 due to contract volume exceeding liquidations and decreased from March 31, 1995 to March 31, 1996 due to the sale of approximately $679 million of retail finance receivables in the fourth quarter of fiscal 1995.

Wholesale receivables and other dealer loans were $1.4 billion, $1.2 billion and $1.4 billion at March 31, 1996, September 30, 1995 and March 31, 1995, respectively. The increase in these receivables from September 30, 1995 to March 31, 1996 resulted primarily from an increase in wholesale dealers and from the higher average receivables balance outstanding per dealer.

Contract volume related to TMCC's vehicle leasing and retail financing programs is summarized below:


                                            Three Months Ended      Six Months Ended
                                                 March 31,              March 31,
                                            -------------------    ------------------
                                             1996         1995      1996        1995
                                            -------     -------    -------    -------
Contract volume:
   Vehicle lease contracts................   66,000      39,000    114,000     80,000
   Vehicle retail installment contracts...   48,000      38,000     87,000     76,000
                                            -------      ------    -------    -------
      Total...............................  114,000      77,000    201,000    156,000
                                            =======      ======    =======    =======

Total contract volume for the three months and six months ended March 31, 1996 increased as compared to the same periods in fiscal 1995 primarily due to the increase in vehicle lease contract volume. Vehicle lease contract volume increased primarily due to an increase in the level of special lease programs sponsored by TMS and the increased acceptance of leasing in the vehicle retail sales market.

Under special programs sponsored by TMS, TMCC offers reduced monthly payments on certain Toyota and Lexus vehicles and Toyota industrial equipment to qualified lease and retail customers and receives an amount from TMS, and in some cases, dealers, for each lease and retail installment contract. Amounts received approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease and retail installment contract terms. The level of sponsored program activity varies based on TMS marketing strategies. Revenues earned depend not only on the level of TMS programs offered, but on the mix of Toyota and Lexus vehicles, the timing of TMS programs, and the amount of reduced monthly payments determined by TMS. TMCC's revenues earned from all TMS programs were $42 million and $31 million during the three months ended March 31, 1996 and 1995, respectively, and $83 million and $59 million during the six months ended March 31, 1996 and 1995, respectively.

TMCC leased or financed ("finance penetration") the following percentages of new Toyota and Lexus vehicle deliveries (excluding fleet) in the United States (excluding Hawaii):

                                 Three Months Ended    Six Months Ended
                                      March 31,            March 31,
                                 ------------------    -----------------
                                  1996        1995      1996       1995
                                 ------      ------    ------     ------

Finance penetration..........     42.2%       32.4%     37.0%      31.7%

Total finance penetration for the three months and six months ended March 31, 1996 increased as compared to the same periods in fiscal 1995 primarily due to an increase in the level of special lease programs.

Total financing revenues increased 20% and 21% during the three months and six months ended March 31, 1996 as compared to the same periods in fiscal 1995. The increase resulted primarily from earning asset growth.

During the three months and six months ended March 31, 1996, TMCC's primary source of revenues was leasing. Leasing revenues increased 28% and 29% during the three months and six months ended March 31, 1996, respectively, from the same periods in fiscal 1995 primarily due to the growth in average lease earning assets. The Company anticipates further growth in leasing revenues as special lease programs sponsored by TMS are expected to continue to result in increases in lease earning assets.

Retail financing revenues decreased 4% and 6% during the three months and six months ended March 31, 1996, respectively, as compared to the same periods in fiscal 1995. Retail financing revenues decreased as a result of the decline in average retail finance receivables outstanding primarily due to the sale of retail finance receivables in the fourth quarter of fiscal 1995.

Wholesale and other dealer financing revenues decreased 3% and increased 5% during the three months and six months ended March 31, 1996, respectively from the same periods in fiscal 1995. The decreased revenues for the three months ended March 31, 1996 resulted primarily from decreases in wholesale financing rates. The increased revenues for the six months ended March 31, 1996 resulted primarily from higher average wholesale receivables and other dealer loans.

Investments in operating leases are recorded at cost and depreciated, primarily on a straight-line basis, over the lease term to the estimated residual value. Finance leases are recorded at cost and amortized using the effective yield method to the estimated residual value. The estimated residual value may be less than the purchase option price established at lease inception. The estimated residual values are derived by vehicle model and lease term from, among other factors, market information on sales of used vehicles, historical information, including lease vehicle return trends, and economic factors. Residual values totaled approximately $7.5 billion and $5.5 billion at March 31, 1996 and 1995, respectively. TMCC's residual value risk is a function of the number of off-lease vehicles returned to TMCC for disposition, and the difference between the amount of disposition proceeds and the estimated residual value on returned vehicles. TMCC actively manages the disposition of its lease vehicles by working with lessees, dealers and auction companies through end-of-lease-term remarketing programs. In addition, lease vehicles scheduled to mature are inspected and lessees are charged for excess wear and tear, excess mileage and any damage to the vehicles. The percentage of lease vehicles returned to TMCC which were originally scheduled to mature in the following periods were 14% and 11% for the three months ended March 31, 1996 and 1995, respectively, and 14% and 10% for the six months ended March 31, 1996 and 1995, respectively. The difference between the total disposition proceeds from off-lease vehicles returned to TMCC and their estimated residual values was not material to the results of operations for the three months and six months ended March 31, 1996 and 1995. As the lease portfolio matures, the Company anticipates that the level of vehicle lease returns will increase; however, the Company believes that its lease earning assets are recorded at net realizable value.

Depreciation on operating leases increased 32% and 33% during the three months and six months ended March 31, 1996, respectively, from the same periods in fiscal 1995 primarily as a result of the growth in investments in operating leases. The Company anticipates higher depreciation on operating leases in fiscal 1996 as compared to fiscal 1995 due to anticipated growth in investments in operating leases.

Interest expense increased 12% and 16% during the three months and six months ended March 31, 1996, respectively, from the same periods in fiscal 1995 due to higher average borrowing levels required to fund the growth in earning assets and increases in the average cost of borrowings. The weighted average cost of borrowings was 5.85% compared to 5.78% for the three months ended March 31, 1996 and 1995, respectively, and 5.91% compared to 5.55% for the six months ended March 31, 1996 and 1995, respectively.

Net financing revenues increased 5% and 2% during the three months and six months ended March 31, 1996, respectively, from the same periods in fiscal 1995. The increases were primarily attributable to the growth in the level of earning assets which was substantially offset by declining interest margins. Interest margin is the excess of the combined interest rate yield implicit in leases and on finance receivables over the effective interest rate cost of total borrowings. Lower interest margins in fiscal 1996 were primarily the result of higher average borrowing costs as compared to the same periods in fiscal 1995.

Other revenues increased 12% and 14% during the three months and six months ended March 31, 1996, respectively, from the same periods in fiscal 1995. The increases in other revenues resulted primarily from the continued growth in the Company's insurance operations and, to a lesser extent, from servicing and other income related to the retail finance receivables sold in fiscal 1995.

Operating and administrative expenses increased 16% and 12% during the three months and six months ended March 31, 1996, respectively, from the same periods in fiscal 1995. The increases resulted primarily from additional personnel and operating costs required to support the Company's growing customer base and from the growth in the Company's insurance operations. The Company anticipates that operating and administrative expenses for fiscal 1996 will continue to increase as a result of the Company's growing customer base.

The provision for credit losses increased 93% and 52% during the three months and six months ended March 31, 1996, respectively, from the same periods in fiscal 1995. The increases were primarily related to the growth in earning assets and an increase in credit losses. The increase in credit losses is primarily due to the aging of lease earning assets added during high growth periods in fiscal 1995 and 1994. The Company will continue to monitor loss levels and place emphasis on controlling its credit loss exposure.

Financial support is provided by TMS, as necessary, to maintain TMCC's minimum fixed charge coverage at the level specified in the Operating Agreement. As a result of the favorable operating profits in the six months ended March 31, 1996 and 1995, TMCC did not receive any financial support from TMS. The Operating Agreement was amended on May 14, 1996 to reduce the minimum fixed charge coverage ratio. Under the amendment, TMS will be required to make necessary equity contributions or provide other financial assistance TMS deems appropriate to ensure that TMCC maintains a minimum coverage on fixed charges of 1.10 times such fixed charges in any fiscal quarter. The previous minimum fixed charge ratio was 1.25 for any fiscal quarter. The fixed charge coverage provision of the Operating Agreement is solely for the benefit of the holders of TMCC's commercial paper, and the Operating Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TMCC obligations. The amendment will become effective when all commercial paper issued prior to the date of the amendment has been repaid.

Liquidity and Capital Resources

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities. Debt issuances have generally been in the form of commercial paper, United States and Euro MTNs, Eurobonds, and to a lesser extent, the sale of retail finance receivables in the asset-backed securities market. On occasion, this funding has been supplemented by loans and equity contributions from TMS.

Commercial paper issuances and borrowings from TMS are specifically utilized to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.1 billion to $2.7 billion during the first six months of fiscal 1996, with an average
outstanding  balance  of $2.0 billion.   No  loans  were outstanding  from TMS
during the first six months of fiscal 1996. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $1.5 billion at March 31, 1996. No loans were outstanding under any of these bank credit facilities during the first six months of fiscal 1996. TMCC also maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $250 million to facilitate the issuance of letters of credit. At March 31, 1996, TMCC issued approximately $61 million in letters of credit, primarily related to the Company's insurance operations.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. United States and Euro MTNs with original maturities ranging from one to eleven years have provided TMCC with a significant source of funding. During the first six months of fiscal 1996, TMCC issued approximately $2.1 billion of MTNs of which approximately $1.7 billion had original maturities of more than one year. TMCC had approximately $9.1 billion of MTNs outstanding at March 31, 1996 including the effect of foreign currency translations at March 31, 1996 spot exchange rates. Approximately $3.4 billion of the $9.1 billion in MTNs was denominated in foreign currencies. In addition to MTNs, TMCC had approximately $2.5 billion of debt securities outstanding issued principally in the form of Eurobonds in the international capital markets at March 31, 1996, including the effect of foreign currency translations at March 31, 1996 spot exchange rates. Approximately $2.0 billion of the $2.5 billion in debt securities was denominated in foreign currencies.

TMCC anticipates continued use of MTNs in both the United States and international capital markets. At April 30, 1996, approximately $1.3 billion was available for issuance under TMCC's United States public MTN program. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $9.5 billion. Approximately $2.5 billion was available for issuance under the Euro MTN program as of April 30, 1996, of which the Company has committed to issue approximately $154 million. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, approximately $700 million of securities registered with the Securities and Exchange Commission, excluding MTNs, were available for issuance at April 30, 1996.

On May 2, 1996, TMCC filed a shelf registration statement with the Securities and Exchange Commission relating to $1 million of asset-backed notes and certificates. TMCC anticipates increasing the amount registered to $1.5 billion prior to the effectiveness of the registration statement.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first six months of fiscal 1996, investing activities resulted in a net use of cash of $2.3 billion, as the purchase of additional earning assets totaling $8.5 billion exceeded cash provided by the liquidation of earning assets totaling $6.2 billion. Investing activities were also supported by net cash provided by operating and financing activities totaling $1.0 billion and $1.3 billion, respectively, during the first six months of fiscal 1996. The Company believes that cash provided by operating, investing and financing activities will be sufficient to meet the Company's liquidity and capital resource needs in the future.

TMCC utilizes derivative financial instruments to manage its currency exchange rate risk arising as a result of borrowings denominated in foreign currencies and its interest rate risk. TMCC does not enter into these instruments for trading purposes. TMCC manages counterparty risk through the use of credit standard guidelines, counterparty diversification and financial condition monitoring. At March 31, 1996, approximately 83% of TMCC's derivative  financial  instruments,  based  on  notional  amounts,  were  with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties. Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at March 31, 1996 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at March 31, 1996 was $365 million on an aggregate notional amount of $18.8 billion.

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

TMCC utilizes interest rate swap agreements and option-based products in managing its exposure to interest rate fluctuations. The mix of fixed and floating interest rates on TMCC's debt outstanding is periodically adjusted through the use of interest rate swap agreements and other option-based products. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay at a certain fixed or floating rate and to receive payments at a different rate, at specified intervals, calculated on an agreed-upon notional amount. In the event that a counterparty fails to perform, TMCC's credit exposure is limited to the interest rate differential. The underlying notional amounts of the interest rate swap agreements are not exchanged and do not represent exposure to credit loss. Option-based products consist primarily of purchased interest rate cap agreements and, to a lesser extent, corridor agreements. Option-based products are agreements which either grant TMCC the right, for a premium payment, to receive a payment when interest rates exceed a specified level, or require TMCC, in receipt of a premium, to make a payment when interest rates exceed or go below a specified level. The underlying notional amounts for option-based products do not represent exposure to credit loss. An interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .40%, from 5.71% to an estimated 6.11% at March 31, 1996. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .50%, from 5.71% to an estimated 5.21% at March 31, 1996.

A reconciliation of the activity of TMCC's derivative financial instruments for the six months ended March 31, 1996 and 1995 is as follows:

                                                           March 31,
                                  -----------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest       Interest                        Indexed
                                   Rate Swap      Rate Swap      Option-based     Note Swap
                                   Agreements     Agreements       Products       Agreements
                                  ------------   ------------    ------------    ------------
                                  1996    1995   1996    1995    1996    1995    1996    1995
                                  ----    ----   ----    ----    ----    ----    ----    ----
                                                   (Dollars in Billions)
Beginning notional amount.......  $4.8    $4.0   $7.1    $7.6    $3.8    $0.5    $1.7    $2.4

Add:
   New agreements...............   0.4     1.1    2.1     0.8     1.6     3.0      -      0.3

Less:
   Terminated agreements........    -       -      -       -       -       -       -       -

   Expired agreements...........   0.3     0.4    1.5     0.9     0.3      -      0.6     0.7
                                  ----    ----   ----    ----    ----    ----    ----    ----
Ending notional amount..........  $4.9    $4.7   $7.7    $7.5    $5.1    $3.5    $1.1    $2.0
                                  ====    ====   ====    ====    ====    ====    ====    ====

On occasion, TMS has made equity contributions to maintain TMCC's equity capitalization at certain levels. Such levels have been periodically established by TMS as it deems appropriate. No such equity contributions were made during the first six months of fiscal 1996.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the further growth in lease earning assets (including investments in operating leases); the further growth in leasing revenues; the level of leased vehicle returns; that the lease earning assets on the Company's books are recorded at net realizable value; higher depreciation on operating leases; the growth in operating and administrative expenses as a result of a growing customer base; the Company's continued use of MTNs in the United States and the international capital markets; the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs; and the continued performance of the Company's counterparties under interest rate and cross currency swap agreements and option-based products. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; increases in prevailing interest rates; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; increased costs associated with the Company's debt funding efforts; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements.

Recently Enacted Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"). Statement No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. Statement No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, Statement No. 121 requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Statement No. 121 is effective for fiscal years beginning after December 15, 1995. The Company plans to adopt Statement No. 121 during fiscal 1997. The impact of adoption on the financial position or results of operations is not expected to be material.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

            The exhibits listed on the accompanying Exhibit Index, on page 20, are filed as part of this report.

            (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1996.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   May 14, 1996                     By        /S/ WOLFGANG JAHN
                                              -------------------------------
                                                       Wolfgang Jahn
                                                 Senior Vice President and
                                                     General Manager
                                               (principal executive officer)



Date:   May 14, 1996                     By        /S/ PATRICK BREENE
                                              -------------------------------
                                                       Patrick Breene
                                                      Vice President -
                                                 Finance and Administration
                                               (principal accounting officer)

                               EXHIBIT INDEX


Exhibit                                                              Method
Number                           Description                        of Filing
- -------                          -----------                        ---------

  10.1       Amendment No. 1 to Operating Agreement dated            Filed
             May 14, 1996 between TMCC and TMS.                     Herewith

  12.1       Calculation of ratio of earnings to fixed charges.      Filed
                                                                    Herewith

  27.1       Financial Data Schedule.                                Filed
                                                                    Herewith