Form 10-Q
period 1996-06-30
TOYOTA MOTOR CREDIT CORP
filed 1996-08-13
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1996
                                     -------------
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

          As of July 31, 1996, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 86,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                 June 30,    September 30,       June 30,
                                                   1996          1995              1995
                                               -----------   -------------     -----------
                                               (Unaudited)                     (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................         $    88         $   101         $    90
Investments in marketable securities......             179             169             154
Investments in operating leases, net......          10,009           8,148           7,496
Finance receivables, net..................           8,103           7,227           8,037
Receivable from Parent....................              51              58              53
Other receivables.........................             162             350             688
Deferred charges..........................             111              85              85
Income taxes receivable...................              -                6              -
Other assets..............................             110              81              73
                                                   -------         -------         -------

         Total Assets.....................         $18,813         $16,225         $16,676
                                                   =======         =======         =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................         $14,878         $12,696         $13,388
Accrued interest..........................             176             190             168
Accounts payable and accrued expenses.....             418             298             261
Deposits..................................             233             200             189
Income taxes payable......................               3              -                8
Deferred income...........................             567             505             491
Deferred income taxes.....................             712             627             509
                                                   -------         -------         -------
      Total Liabilities...................          16,987          14,516          15,014
                                                   -------         -------         -------

Commitments and contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 86,500).............             865             865             865
   Retained earnings......................             961             844             797
                                                   -------         -------         -------
      Total Shareholder's Equity..........           1,826           1,709           1,662
                                                   -------         -------         -------
         Total Liabilities and
         Shareholder's Equity.............         $18,813         $16,225         $16,676
                                                   =======         =======         =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                              Three Months Ended   Nine Months Ended
                                                   June 30,            June 30,
                                              ------------------   -----------------
                                               1996        1995     1996       1995
                                              ------      ------   -------    ------
                                                             (Unaudited)
Financing Revenues:

   Leasing.................................   $  631      $  487    $1,781    $1,381
   Retail financing........................      109         108       313       324
   Wholesale and other dealer financing....       28          35        86        90
                                              ------      ------    ------    ------

Total financing revenues...................      768         630     2,180     1,795

   Depreciation on operating leases........      416         313     1,180       888
   Interest expense........................      210         189       599       525
                                              ------      ------    ------    ------

Net financing revenues.....................      142         128       401       382

Other revenues.............................       29          26        87        77
                                              ------      ------    ------    ------

Net financing revenues and other revenues..      171         154       488       459
                                              ------      ------    ------    ------

Expenses:

   Operating and administrative............       76          65       215       189
   Provision for credit losses.............       28          13        78        46
                                              ------      ------    ------    ------

Total expenses.............................      104          78       293       235
                                              ------      ------    ------    ------

Income before income taxes.................       67          76       195       224

Provision for income taxes.................       27          30        78        89
                                              ------      ------    ------    ------

Net Income.................................   $   40      $   46    $  117    $  135
                                              ======      ======    ======    ======



       See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                  Nine Months Ended June 30,
                                                                  --------------------------
                                                                    1996               1995
                                                                  -------            -------
                                                                          (Unaudited)
Cash flows from operating activities:

   Net income................................................      $  117             $  135
                                                                   ------             ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization.......................       1,189                926
         Provision for credit losses.........................          78                 46
         Increase (decrease) in accrued interest.............         (14)                12
         Increase in deferred income taxes...................          85                123
         (Increase) decrease in other assets.................          (8)               120
         Increase in other liabilities.......................         104                 52
                                                                   ------             ------
   Total adjustments.........................................       1,434              1,279
                                                                   ------             ------

Net cash provided by operating activities....................       1,551              1,414
                                                                   ------             ------

Cash flows from investing activities:

   Addition to investments in marketable securities..........         (41)              (68)
   Disposition of investments in marketable securities.......          32                16
   Addition to investments in operating leases...............      (4,252)           (2,820)
   Disposition of investments in operating leases............       1,174               626
   Purchase of finance receivables...........................      (9,720)           (8,296)
   Liquidation of finance receivables........................       8,803             8,072
                                                                   ------            ------

Net cash used in investing activities........................      (4,004)           (2,470)
                                                                   ------            ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.........       4,183             4,734
   Payments on notes and loans payable.......................      (3,481)           (3,904)
   Net increase in commercial paper with original
      maturities less than 90 days...........................       1,738               188
                                                                   ------            ------

Net cash provided by financing activities....................       2,440             1,018
                                                                   ------            ------

Net decrease in cash and cash equivalents....................         (13)              (38)

Cash and cash equivalents at the beginning of the period.....         101               128
                                                                   ------            ------

Cash and cash equivalents at the end of the period...........      $   88            $   90
                                                                   ======            ======

Supplemental disclosures:

   Interest paid.............................................        $615              $497
   Income taxes paid.........................................          $3                $3


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
- -------------------------------

      Information pertaining to the three and nine months ended June 30, 1996 and 1995 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of those expected for any other interim period or for a full year. Certain June 1995 and September 1995 accounts have been reclassified to conform with the June 1996 presentation.

      These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and other notes to the consolidated financial statements included in Toyota Motor Credit Corporation's ("TMCC's") 1995 Annual Report to the Securities and Exchange Commission on Form 10-K.

Note 2 - Investments in Operating Leases
- ----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                  June 30,    September 30,        June 30,
                                                    1996          1995               1995
                                                  --------    -------------        --------
                                                          (Dollars in Millions)
      Vehicles..................................   $12,278          $ 9,864          $9,026
      Equipment and other.......................       250              201             188
                                                   -------          -------          ------
                                                    12,528           10,065           9,214
      Accumulated depreciation..................    (2,420)          (1,838)         (1,644)
      Allowance for credit losses ..............       (99)             (79)            (74)
                                                   -------          -------          ------
         Investments in operating leases, net...   $10,009          $ 8,148          $7,496
                                                   =======          =======          ======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Finance Receivables
- ----------------------------

     Finance receivables, net consisted of the following:

                                                  June 30,    September 30,      June 30,
                                                    1996          1995             1995
                                                  --------    -------------      --------
                                                          (Dollars in Millions)
     Retail.....................................    $5,910           $5,050        $5,591
     Finance leases.............................     1,503            1,567         1,625
     Wholesale and other dealer loans...........     1,308            1,229         1,511
                                                    ------           ------        ------
                                                     8,721            7,846         8,727
     Unearned income............................      (517)            (527)         (592)
     Allowance for credit losses................      (101)             (92)          (98)
                                                    ------           ------        ------
        Finance receivables, net................    $8,103           $7,227        $8,037
                                                    ======           ======        ======

      Finance  leases  included  estimated  unguaranteed  residual  values  of
      $661 million,  $673  million  and   $689  million  at  June   30,  1996,
      September 30, 1995 and June 30, 1995, respectively.

      The aggregate balances related to finance receivables 60 or more days past due totaled $19 million, $16 million and $15 million at June 30, 1996, September 30, 1995 and June 30, 1995, respectively.

Note 4 - Notes and Loans Payable
- --------------------------------

      Notes and loans payable consisted of the following:

                                                    June 30,   September 30,       June 30,
                                                      1996         1995              1995
                                                    --------   -------------       --------
                                                            (Dollars in Millions)
       Commercial paper, net....................     $ 2,811         $ 1,442        $ 1,982
                                                     -------         -------        -------
       Other senior debt, due in the years
          ending September 30,:
          1995..................................          -               -             703
          1996..................................         855           3,252          2,947
          1997..................................       3,070           2,722          2,838
          1998..................................       2,470           2,371          2,372
          1999..................................       1,083             529            411
          2000..................................       1,717           1,723          1,558
          Thereafter............................       2,799             611            536
                                                     -------         -------        -------
                                                      11,994          11,208         11,365
       Unamortized premium......................          73              46             41
                                                     -------         -------        -------
          Total other senior debt...............      12,067          11,254         11,406
                                                     -------         -------        -------
             Notes and loans payable............     $14,878         $12,696        $13,388
                                                     =======         =======        =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (Continued)
- --------------------------------

      Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 33 days and 5.41%, respectively, at June 30, 1996. Short-term MTNs with original terms of one year or less, included in other senior debt, were $634 million at June 30, 1996. The weighted average interest rate on these short-term MTNs was 5.29% at June 30, 1996, including the effect of interest rate swap agreements.

      The weighted average interest rate on other senior debt was 5.96% at June 30, 1996, including the effect of interest rate swap agreements and option-based products; this rate was calculated using rates in effect at June 30, 1996, some of which are floating rates which reset daily. Approximately 25% of other senior debt at June 30, 1996 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 5.82% at June 30, 1996. Approximately 43% of other senior debt at June 30, 1996 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 6.35% at June 30, 1996. TMCC manages interest rate risk via continuous adjustment of the mix of fixed and floating rate debt through use of interest rate swaps and option-based products.

      Included in Notes and Loans Payable at June 30, 1996 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S.
      dollar obligations which in aggregate total a principal amount of $5.8 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at June 30, 1996. The receivables or payables arising as a result of the differences between the June 30, 1996 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would in aggregate reflect a net payable position of $162 million at June 30, 1996.

Note 5 - Transactions with Parent
- ---------------------------------

      The Operating Agreement between TMCC and Toyota Motor Sales U.S.A., Inc. ("TMS") was amended on May 14, 1996 to reduce the minimum fixed charge coverage ratio. Under the amendment, TMS is required to make necessary equity contributions or provide other assistance TMS deems appropriate to ensure that TMCC maintains a minimum coverage on fixed charges of 1.10 times such fixed charges in any fiscal quarter. The previous minimum fixed charge ratio was 1.25 for any fiscal quarter. The fixed charge coverage provision of the Operating Agreement is solely for the benefit of the holders of TMCC's commercial paper; the Operating Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TMCC obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Introduction

The earnings of TMCC are primarily affected by interest margins and the average outstanding balances of both earning assets and borrowings. The interest rates implicit in leases and charged on retail finance receivables are fixed at the time acquired. Yields on the majority of wholesale receivables and other loans to dealers vary with changes in short-term interest rates. Funding requirements are primarily met through net cash provided by operating activities, earning asset liquidations and the issuance of debt obligations of varying terms at both fixed and floating interest rates. TMCC utilizes interest rate swap agreements and cross currency interest rate swap agreements as part of its financing activities and in managing its cost of borrowings.

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

Financial Condition and Results of Operations

The composition of TMCC's net earning assets as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volumes and finance penetration for the three and nine months ended June 30, 1996 and June 30, 1995 are summarized below:

                                           June 30,  September 30,   June 30,
                                             1996        1995          1995
                                           --------  -------------   --------
                                                 (Dollars in Millions)
Lease earning assets, net............       $11,352        $ 9,533    $ 8,924
Retail finance receivables, net......         5,652          4,784      5,270
Wholesale receivables and other
   dealer loans......................         1,308          1,229      1,511
Allowance for credit losses..........          (200)          (171)      (172)
                                            -------        -------    -------
   Total earning assets, net.........       $18,112        $15,375    $15,533
                                            =======        =======    =======

                                            Three Months Ended      Nine Months Ended
                                                 June 30,                June 30,
                                            -------------------    -------------------
                                              1996        1995       1996       1995
                                            -------     -------    -------    --------
Contract volume:
   Vehicle lease contracts...............    77,000      43,000    190,000     123,000
   Vehicle retail installment contracts..    70,000      39,000    158,000     115,000
                                            -------      ------    -------     -------
      Total..............................   147,000      82,000    348,000     238,000
                                            =======      ======    =======     =======

Finance penetration.......................    43.9%       27.4%      39.6%       30.1%


TMCC's net earning assets as of June 30, 1996 increased from June 30 and September 30, 1995 primarily due to growth in lease earning assets. Lease earning assets, consisting of investments in operating leases, net of accumulated depreciation, and lease finance receivables, net of unearned income, increased from June 30 and September 30, 1995 due to higher lease volume attributable to special lease programs sponsored by TMS and the increased acceptance of leasing by retail consumers. Retail finance receivables, net of unearned income, increased from June 30 and September 30, 1995 on higher contract volume reflecting increased special retail programs sponsored by TMS as well as increased average advances per retail contract; the increase from June 30, 1995 was partially offset by the sale of $679 million of retail finance receivables in the fourth quarter of fiscal 1995. The allowance for credit losses increased from June 30 and September 30, 1995 primarily as a result of the growth in lease earning assets.

TMCC's finance penetration represents the percentage of new Toyota and Lexus vehicle deliveries (excluding fleet) in the United States (excluding Hawaii) leased or financed by TMCC. Increased penetration for the three and nine months ended June 30, 1996 as compared with the same periods in 1995 reflects increased volume primarily attributable to a higher level of TMS sponsored special programs.

TMCC's total financing revenues increased 22% and 21% for the three and nine months ended June 30, 1996, respectively, as compared with the same periods in fiscal 1995 as a result of growth in operating lease revenues. TMCC anticipates further growth in leasing revenues as a result of continued growth in market acceptability of leasing as well as continued TMS sponsored special programs.

TMCC's revenues earned from TMS sponsored special lease and retail programs totaled $43 and $35 million for the three months ended June 30, 1996 and 1995, respectively, and $124 and $94 million for the nine months ended June 30, 1996 and 1995, respectively.

Unguaranteed residual values totaled approximately $8.2 billion and $5.9 billion at June 30, 1996 and 1995, respectively. TMCC's residual value risk is a function of the number of off-lease vehicles returned for disposition, and the difference between the amount of disposition proceeds and the estimated residual value on returned vehicles. TMCC continues to actively manage disposition of its lease vehicles. The percentage of lease vehicles returned to TMCC which were originally scheduled to mature in the following periods were 12% and 10% for the three months ended June 30, 1996 and 1995, respectively, and 13% and 10% for the nine months ended June 30, 1996 and 1995, respectively. The difference between the total disposition proceeds from off-lease vehicles returned to TMCC and their estimated residual values was not material to the results of operations for the three months and nine months ended June 30, 1996 and 1995. As the lease portfolio matures, the Company anticipates that the level of vehicle lease returns will increase; however, the Company believes that its lease earning assets are recorded at net realizable value.

Depreciation  expense increased  33% during  the three  and nine  months ended
June 30, 1996  as compared with   the same periods in fiscal 1995 primarily as
a result of the growth in investments in operating leases.

Interest expense increased 11% and 14% during the three and nine months ended June 30, 1996, respectively, as compared with the same periods in fiscal 1995. The increase for the three months ended June 30, 1996 compared to the same period in fiscal 1995 was due to higher average borrowing levels required to fund the growth in earning assets partially offset by a decline in the average cost of borrowings. The increase for the nine months ended June 30, 1996 compared to the same period in fiscal 1995 was due to higher average borrowing levels as well as an increase in the average cost of borrowings. The weighted average cost of borrowings was 5.86% compared to 6.02% for the three months ended June 30, 1996 and 1995, respectively, and 5.89% compared to 5.71% for the nine months ended June 30, 1996 and 1995, respectively.

Operating and administrative expenses increased 17% and 14% during the three and nine months ended June 30, 1996, respectively, from the same periods in fiscal 1995. The increases resulted primarily from additional personnel and operating costs required to support TMCC's growing customer base and from the growth in TMCC's insurance operations.

The provision for credit losses increased 115% and 70% during the three and nine months ended June 30, 1996, respectively, from the same periods in fiscal 1995. The increases were primarily related to the growth in earning assets and an increase in credit losses related to the aging of lease earning assets added during high growth periods in fiscal 1995 and 1994. TMCC will continue to monitor loss levels and place emphasis its credit loss exposure.

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

Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.1 billion to $3.2 billion during the first nine months of fiscal 1996, with an average outstanding balance of $2.2 billion. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $1.5 billion at June 30, 1996. No loans were outstanding under any of these bank credit facilities during the first nine months of fiscal 1996. TMCC also maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $250 million to facilitate the issuance of letters of credit. At June 30, 1996, TMCC had issued approximately $59 million in letters of credit, primarily related to the Company's insurance operations.

During the first nine months of fiscal 1996, TMCC issued approximately $3.6 billion of MTNs of which approximately $3.2 billion had original maturities of more than one year. TMCC had approximately $9.7 billion of MTNs outstanding at June 30, 1996, including the effect of foreign currency translations at June 30, 1996 spot exchange rates; approximately $3.9 billion of the $9.7 billion in MTNs was denominated in foreign currencies. In addition to MTNs, TMCC had approximately $2.3 billion of debt securities outstanding issued principally in the form of Eurobonds in the international capital markets at June 30, 1996, including the effect of foreign currency translations at June 30, 1996 spot exchange rates; approximately $1.8 billion of the $2.3 billion in debt securities was denominated in foreign currencies.

TMCC anticipates continued use of MTNs in both the United States and international capital markets. At July 31, 1996 approximately $1.1 billion was available for issuance under TMCC's United States public MTN program of which the Company has committed to issue approximately $15 million. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $12.0 billion, which was increased in July 1996 from the prior maximum of $9.5 billion. Approximately $4.1 billion was available for issuance under the Euro MTN program as of July 31, 1996 of which the Company has committed to issue approximately $394 million. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, approximately
$700 million of securities registered with the Securities and Exchange Commission ("SEC"), excluding MTNs, were available for issuance at July 31, 1996.

In July 1996, TMCC's shelf registration statement relating to $1.5 billion of asset-backed notes and certificates was declared effective by the SEC. On July 24, 1996, TMCC received proceeds of approximately $754 million from the sale of a pool of retail receivables and the related offering of certificates backed by such receivables. Approximately $750 million under the shelf registration remains available for issuance as of July 31, 1996.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first nine months of fiscal 1996, investing activities resulted in a net use of cash of $4.0 billion, as the purchase of additional earning assets totaling $14.0 billion exceeded cash provided by the liquidation of earning assets totaling $10.0 billion. Investing activities were also supported by net cash provided by operating and financing activities totaling $1.6 billion and $2.4 billion, respectively, during the first nine months of fiscal 1996. The Company believes that cash provided by operations, access to domestic and international capital markets and issuance of commercial paper will provide sufficient liquidity to meet its funding requirements.

As discussed more fully in TMCC's 1995 Annual Report on Form 10-K, TMCC uses a variety of interest rate and currency derivative instruments in managing its interest rate and foreign currency exchange exposures. TMCC does not utilize these instruments for trading purposes. At June 30, 1996, approximately 80% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties. Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at June 30, 1996 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at June 30, 1996 was $205 million on an aggregate notional amount of $19.1 billion.

As of June 30, 1996, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .47%, from 5.75% to an estimated 6.22% at June 30, 1996. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .57%, from 5.75% to an estimated 5.18% at June 30, 1996.

A reconciliation of the activity of TMCC's derivative financial instruments for the nine months ended June 30, 1996 and 1995 is as follows:

                                                            June 30,
                                  -----------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest       Interest                        Indexed
                                   Rate Swap      Rate Swap      Option-based     Note Swap
                                   Agreements     Agreements       Products       Agreements
                                  ------------   ------------    ------------    ------------
                                  1996    1995   1996    1995    1996    1995    1996    1995
                                  ----    ----   ----    ----    ----    ----    ----    ----
                                                     (Dollars in Billions)
Beginning notional amount.......  $4.8    $4.0   $7.1    $7.6    $3.8    $0.5    $1.7    $2.4

Add:
   New agreements...............   1.1     1.3    2.3     1.7     2.0     3.2     0.9     0.4

Less:
   Terminated agreements........    -       -      -       -       -       -       -       -

   Expired agreements...........   0.6     0.8    2.7     2.1     0.6      -      0.7     0.9
                                  ----    ----   ----    ----    ----    ----    ----    ----
Ending notional amount..........  $5.3    $4.5   $6.7    $7.2    $5.2    $3.7    $1.9    $1.9
                                  ====    ====   ====    ====    ====    ====    ====    ====

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the further growth in leasing revenues; the level of lease vehicle returns; that the lease earning assets on the Company's books are recorded at net realizable value; the growth in operating and administrative expenses as a result of a growing customer base; the Company's continued use of MTNs in the United States and the international capital markets; the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs; and the continued performance of the Company's counterparties under interest rate and cross currency swap agreements and option-based products. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; increases in prevailing interest rates; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; increased costs associated with the Company's debt funding efforts; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements.

Recently Enacted Accounting Standards

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company has not determined the impact that the adoption of this accounting standard will have on its results of operations or financial position. The Company will adopt this accounting standard during fiscal 1997, as required.

Review by Independent Public Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and nine-month periods ended June 30, 1996 and 1995, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 12, 1996 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

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

            (b)   Reports on Form 8-K

            The Company filed the following report on Form 8-K during the quarter ended June 30, 1996:

                                                        Financial Statements
            Date of Report    Item                             Filed
            --------------    ----                      --------------------

            May 3, 1996       Item 5 - Other Events     None

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   August 13, 1996                  By      /S/ WOLFGANG JAHN
                                              -------------------------------
                                                     Wolfgang Jahn
                                                Senior Vice President and
                                                     General Manager
                                               (principal executive officer)



Date:   August 13, 1996                  By      /S/ PATRICK BREENE
                                              -------------------------------
                                                     Patrick Breene
                                                    Vice President -
                                                 Finance and Administration
                                               (principal accounting officer)

                                EXHIBIT INDEX


Exhibit                                                            Method
Number                           Description                      of Filing
- -------                          -----------                      ---------

  12.1       Calculation of Ratio of Earnings to Fixed Charges.     Filed
                                                                   Herewith

  15.1       Report of Independent Accountants.                     Filed
                                                                   Herewith

  15.2       Letter regarding unaudited interim financial           Filed
             information.                                          Herewith

  27.1       Financial Data Schedule.                               Filed
                                                                   Herewith