Form 10-K
period 1996-09-30
TOYOTA MOTOR CREDIT CORP
filed 1996-12-24
CIK 834071

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended  September 30, 1996
                                ------------------
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

          As of November 30, 1996, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                                   PART I

ITEM 1.   BUSINESS.

General

Toyota Motor Credit Corporation ("TMCC") is a wholly-owned subsidiary of Toyota Motor Sales, USA, Inc. ("TMS") which was incorporated in California in 1982 and commenced operations in 1983. TMCC provides retail leasing, retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii). TMCC has six wholly-owned subsidiaries, four of which are engaged in the insurance business, one limited purpose subsidiary formed primarily to acquire and securitize retail finance receivables and one newly formed corporation, established in January 1996, to provide retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle dealers and their customers in the Commonwealth of Puerto Rico. See Item 14, Exhibit 21.1. TMCC and its subsidiaries are collectively referred to as the "Company".

The Company's earnings are primarily impacted by the level of average earning assets, comprised primarily of investments in operating leases and finance receivables, and asset yields as well as outstanding borrowings and the cost of funds. The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles in the United States. Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, changes in pricing of imported units due to currency fluctuations, or other events, could impact the level of finance and insurance operations of the Company. To date, the level of the Company's operations has not been restricted by the level of sales of Toyota and Lexus vehicles.

An operating agreement between TMCC and TMS (the "Operating Agreement"), provides that TMCC will establish its own financing rates and is under no obligation to TMS to finance wholesale obligations from any dealers or retail obligations of any customers. In addition, pursuant to the Operating Agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default. The Operating Agreement also specifies that TMS will retain 100% ownership of TMCC as long as TMCC has any funded debt outstanding and that TMS will make necessary equity contributions or provide other financial assistance TMS deems appropriate to ensure that TMCC maintains a minimum coverage on fixed charges of 1.10 times such fixed charges in any fiscal quarter; the Operating Agreement was amended on May 14, 1996 to reduce the minimum fixed charge coverage ratio from 1.25 to 1.10. The Operating Agreement does not constitute a guarantee by TMS of any obligations of TMCC. The fixed charge coverage provision of the Operating Agreement is solely for the benefit of the holders of TMCC's commercial paper, and the Operating Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TMCC obligations.

Retail Leasing

TMCC purchases primarily new and used vehicle lease contracts originated by Toyota and Lexus dealers. TMCC assumes ownership of the leased vehicles and is generally permitted to take possession of vehicles upon lessee default. TMCC is responsible for contract collection and administration during the lease period and for the value of the vehicle at lease maturity if the vehicle is not purchased by the lessee or dealer. Off-lease vehicles returned to TMCC are sold through a network of auction sites located throughout the United States. TMCC requires lessees to carry fire, theft, collision and liability insurance on leased vehicles covering the interests of both TMCC and the lessee. In recent years, TMS has sponsored special lease programs by supporting reduced lease rates. Leasing revenues contributed 82%, 78% and 71% to total financing revenues for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

Retail Financing

TMCC purchases primarily new and used vehicle installment contracts from Toyota and Lexus dealers. These obligations must first meet TMCC's credit standards and thereafter TMCC retains responsibility for contract collection and administration. TMCC acquires security interests in the vehicles financed and generally can repossess vehicles if customers fail to meet contract obligations. Substantially all of TMCC's retail financings are non-recourse which relieves the dealers from financial responsibility in the event of repossession. TMCC requires retail financing customers to carry fire, theft and collision insurance on financed vehicles covering the interests of both TMCC and the customer. In recent years, TMS has sponsored special retail programs by supporting reduced interest rates. Retail financing revenues contributed 14%, 18% and 24% to total financing revenues for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

A summary of vehicle retail leasing and financing activity follows:

                                     Years Ended September 30,
                          -------------------------------------------------
                             1996      1995      1994      1993      1992
                          ---------  --------  --------  --------  --------
Contract volume:
   New vehicles.........    430,000   303,000   350,000   256,000   237,000
   Used vehicles*.......     75,000    46,000    64,000    56,000    56,000
                          ---------  --------  --------  --------  --------
      Total.............    505,000   349,000   414,000   312,000   293,000
                          =========  ========  ========  ========  ========
Average amount financed:
   New vehicles.........    $21,100   $21,000   $19,900   $17,900   $16,700
   Used vehicles*.......    $14,400   $14,000   $12,600   $10,400    $9,400

Outstanding portfolio at
   period end ($Millions):
      New vehicles......    $15,741   $12,852   $11,603    $8,167    $6,910
      Used vehicles*....     $1,270      $942    $1,128      $877      $837
      Number of accounts  1,069,000   946,000   929,000   750,000   735,000

*Used vehicle data reflects primarily financing activity.

Finance receivables sold ($1.1 billion as of September 30, 1996) which TMCC continues to service are excluded from the above table.

Wholesale Financing

TMCC provides wholesale financing primarily to qualified Toyota and Lexus dealers to finance inventories of new and used Toyota and Lexus vehicles. TMCC acquires security interests in vehicles financed at wholesale, and substantially all such financings are backed by corporate or individual guarantees from or on behalf of participating dealers. In the event of dealer default, TMCC has the right to liquidate any assets acquired and seek legal remedies pursuant to the guarantees. Pursuant to the Operating Agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default.

A summary of vehicle wholesale financing activity follows:

                                             Years Ended September 30,
                                  ------------------------------------------------
                                    1996      1995      1994      1993      1992
                                  --------  --------  --------  --------  --------
Dealer loans ($Millions).......     $8,017    $7,626    $7,055    $6,378    $4,903
Dealer repayments ($Millions)..     $8,221    $7,444    $7,032    $6,152    $4,745
Outstanding portfolio at
   period end ($Millions)......       $668      $886      $727      $703      $486
Average amount financed
   per vehicle.................    $19,926   $18,999   $17,530   $16,500   $15,400

TMCC also makes term loans to dealers for business acquisitions, facilities refurbishing, real estate purchases and working capital. These loans are typically secured with liens on real estate, other dealership assets and/or personal guarantees of the dealers. Wholesale and other dealer financing revenues contributed 4%, 4% and 5% to total financing revenues for the fiscal years ended September 30, 1996, 1995 and 1994, respectively.

Insurance

TMCC's insurance subsidiaries provide certain insurance services along with certain insurance and contractual coverages in connection with the sale and lease of vehicles. In addition, the insurance subsidiaries insure and reinsure certain TMS and TMCC risks.

Servicing

TMCC services retail installment obligations which have been sold to third parties through its asset-backed securities program.

Funding

Funding to support the Company's level of earning assets is provided by access to the capital markets as well as earning asset liquidations and funds provided by operating activities. Debt issuances have generally been in the form of commercial paper, United States and Euro medium-term notes, Eurobonds and to a lesser extent, the sale of retail finance receivables.

The Company uses a variety of derivative financial instruments to manage interest rate and foreign exchange exposures. The derivative instruments utilized include cross currency and interest rate swap agreements, indexed note swaps and option-based products. The Company does not use any of these instruments for trading purposes.

Competition and Government Regulations

TMCC's primary competitors for retail leasing and financing are commercial banks, savings and loan associations, credit unions, finance companies and other captive automobile finance companies. Commercial banks and other captive automobile finance companies also provide wholesale financing for Toyota and Lexus dealers. TMCC's strategy is to supplement, with competitive financing programs, the overall commitment of TMS to offer a complete package of services to authorized Toyota and Lexus dealers and their customers.

The finance and insurance operations of the Company are regulated under both federal and state law. A majority of the states have enacted legislation establishing licensing requirements to conduct retail and other finance and insurance activities. Most states also impose limits on the maximum rate of finance charges. In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on the Company's operations in these states if the Company is unable to pass on the increased interest costs to its customers.

The Company's operations are also subject to regulation under federal and state consumer protection statutes. The Company continually reviews its operations to comply with applicable law. Future administrative rulings, judicial decisions and legislation in this area may require modification of the Company's business practices and documentation.

Employee Relations

At November 30, 1996, the Company had approximately 2,090 full-time employees. The Company considers its employee relations to be satisfactory.

Toyota Motor Sales, U.S.A., Inc.

TMS was established in 1957 and as of September 30, 1996 is a wholly-owned subsidiary of Toyota Motor North America, Inc. ("TMA"). TMS is primarily engaged in the wholesale distribution of automobiles, light trucks, industrial equipment and related replacement parts and accessories throughout the United States (excluding Hawaii). Additionally, TMS exports automobiles and related replacement parts and accessories to Europe, Asia and United States territories. Through September 30, 1996, TMS manufactured certain automobiles through Toyota Motor Manufacturing, U.S.A., Inc., and manufactured trucks through Toyota Auto Body Corporation, Inc. ("TABC"), a wholly owned subsidiary. Effective October 1, 1996, Toyota Motor Manufacturing North America, Inc. ("TMMNA") was established to serve as the holding company for all manufacturing operations in the United States and to coordinate and support numerous manufacturing related administrative functions previously carried out independently by various Toyota entities in North America and by Toyota Motor Corporation ("TMC") in Japan. Both TMMNA and TMS are wholly-owned subsidiaries of TMA, a holding company owned 100% by TMC which was established on September 3, 1996.

TMS's corporate headquarters are in Torrance, California, and TMS has port facilities, regional sales offices and parts distribution centers at other locations in the United States. Toyota vehicles are distributed throughout the United States in twelve regions, ten of which are operated by or through TMS. The remaining two regions are serviced by private distributors which purchase directly from TMS and distribute to Toyota dealers within their respective regions. For the year ended September 30, 1996, these two distributors, Gulf States Toyota, Inc. of Houston, Texas and Southeast Toyota Distributors, Inc. of Deerfield Beach, Florida, accounted for approximately 32% of the Toyota vehicles sold in the United States (excluding Hawaii). Lexus vehicles are directly distributed by TMS to Lexus dealers throughout the United States (excluding Hawaii).

For the year ended September 30, 1996, TMS sold approximately 1,109,000 automobiles and light trucks in the United States (excluding Hawaii), of which approximately 682,000 were manufactured in the United States; TMS exported approximately 62,000 automobiles. TMS sales represented approximately 27% of TMC's worldwide sales volume for the year ended March 31, 1996. For the years ended September 30, 1996 and 1995, Toyota and Lexus vehicles accounted for approximately 7.5% and 7.2%, respectively, of all retail automobile and light truck sales in the United States.

Total revenues for TMS for the fiscal years ended September 30, 1996, 1995 and 1994, aggregated approximately $27.5 billion, $26.2 billion and $23.3 billion, respectively, of which approximately $24.4 billion, $23.7 billion and $21.5 billion, respectively, were attributable to revenues other than those associated with financial services. At September 30, 1996, 1995 and 1994, TMS had total assets of approximately $25.1 billion, $21.1 billion and $19.5 billion, respectively, and net worth in excess of $4.7 billion, $4.6 billion and $4.3 billion, respectively. TMS had net income of $229 million for the fiscal year ended September 30, 1996 and net income in excess of $250 million for the fiscal years ended September 30, 1995 and 1994.

ITEM 2.   PROPERTIES.

The headquarters of the Company are located in Torrance, California with 34 branch offices located in cities throughout the United States and one branch office located in the Commonwealth of Puerto Rico. All premises are occupied under lease.

ITEM 3.   LEGAL PROCEEDINGS.

Various claims and actions are pending against TMCC and its subsidiaries with respect to financing activities, taxes and other matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of September 30, 1996 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

TMCC is a wholly-owned subsidiary of TMS and, accordingly, all shares of the Company's stock are owned by TMS. There is no market for TMCC's stock.

No dividends have been declared or paid to date.

ITEM 6.   SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below were derived from the audited consolidated financial statements of the Company. Certain prior period amounts have been reclassified to conform with the current period presentation.

                                          Years Ended September 30,
                                    --------------------------------------
                                     1996    1995    1994    1993    1992
                                    ------  ------  ------  ------  ------
                                             (Dollars in Millions)
INCOME STATEMENT DATA

Financing Revenues:

Leasing...........................  $2,454  $1,904  $1,230  $  747  $  447
Retail financing..................     415     431     413     468     485
Wholesale and other
   dealer financing...............     109     121      86      80      65
                                    ------  ------  ------  ------  ------
Total financing revenues..........   2,978   2,456   1,729   1,295     997

Depreciation on operating leases..   1,626   1,232     735     381     178
Interest expense..................     820     716     486     454     450
                                    ------  ------  ------  ------  ------
Net financing revenues............     532     508     508     460     369

Other revenues....................     136     113      95      80      53
                                    ------  ------  ------  ------  ------
Net financing revenues
   and other revenues.............     668     621     603     540     422
                                    ------  ------  ------  ------  ------
Expenses:

Operating and administrative......     293     255     232     225     179
Provision for credit losses.......     115      66      78      60      68
                                    ------  ------  ------  ------  ------
Total expenses....................     408     321     310     285     247
                                    ------  ------  ------  ------  ------

Income before income taxes........     260     300     293     255     175

Provision for income taxes........     108     117     118      97      68
                                    ------  ------  ------  ------  ------
Net Income........................  $  152  $  183  $  175  $  158  $  107
                                    ======  ======  ======  ======  ======

-----------------
(Table Continued)

                                               September 30,
                              -----------------------------------------------
                               1996      1995      1994      1993      1992
                              -------   -------   -------   -------   -------
                                            (Dollars in Millions)
BALANCE SHEET DATA

Investments in operating
   leases, net............    $10,831    $8,148    $6,215    $3,050    $1,699
Finance receivables, net..     $7,463    $7,227    $7,834    $7,226    $6,998
Total assets..............    $19,308   $16,225   $14,791   $11,179    $9,459
Notes and loans payable...    $15,014   $12,696   $11,833    $8,833    $7,705
Capital stock<F1>.........       $915      $865      $865      $680      $630
Retained earnings<F2>.....       $998      $844      $662      $487      $329

RATIO OF EARNINGS TO
   FIXED CHARGES<F3>......       1.32      1.42      1.60      1.56      1.39

----------------
<F1>  $10,000 par value per share.
<F2>  The Company has paid no dividends to date.
<F3>  The ratio of earnings to fixed charges was computed by dividing (i) the sum of income before income taxes and fixed charges by (ii) fixed charges. Fixed charges consist primarily of interest expense net of the effect of noninterest-bearing advances. The ratio of earnings to fixed charges for TMS and subsidiaries was 1.49, 1.74, 1.90, 2.07 and
      1.83 for the years ended September 30, 1996, 1995, 1994, 1993 and 1992, respectively. In March 1987, TMCC guaranteed payments of principal and interest on $58 million principal amount of bonds issued in connection with the Kentucky manufacturing facility of an affiliate. As of September 30, 1996, TMCC has not incurred any fixed charges in connection with such guarantee and no amount is included in any ratio of earnings to fixed charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Financial Condition and Results of Operations

The composition of TMCC's net earning assets as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volumes and finance penetration for the fiscal years ended September 30, 1996, 1995 and 1994 are summarized below:

                                          September 30,     September 30,
                                              1996              1995
                                          -------------     -------------
                                                (Dollars in Millions)
Lease earning assets, net................       $12,194           $ 9,533
Retail finance receivables, net..........         5,288             4,784
Wholesale receivables and other
   dealer loans..........................         1,015             1,229
Allowance for credit losses..............          (203)             (171)
                                                -------           -------
    Total earning assets, net............       $18,294           $15,375
                                                =======           =======

                                               Years Ended September 30,
                                             -----------------------------
                                              1996       1995       1994
                                             -------    -------    -------
Contract volume:
   Vehicle lease contracts...............    276,000    179,000    204,000
   Vehicle retail installment contracts..    229,000    170,000    210,000
                                             -------    -------    -------
Total....................................    505,000    349,000    414,000
                                             =======    =======    =======

Finance penetration......................      41.2%      31.8%      36.7%


TMCC's net earning assets as of September 30, 1996 increased from September 30, 1995 primarily due to growth in lease earning assets. Lease earning assets, consisting of investments in operating leases, net of accumulated depreciation, and lease finance receivables, net of unearned income, increased in fiscal 1996 from fiscal 1995 due to higher lease volume attributable to special lease programs sponsored by TMS and the increased acceptance of leasing by retail consumers.

TMS sponsors special lease and retail programs which allow TMCC to offer reduced monthly payments on certain Toyota and Lexus new vehicles and Toyota industrial equipment to qualified lease and retail customers. Support amounts received from TMS approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease and retail installment contract terms. The level of sponsored program activity varies based on TMS marketing strategies and revenues earned vary based on the mix of Toyota and Lexus vehicles, timing of programs and the level of support provided. TMCC's revenues earned from TMS sponsored special lease and retail programs totaled $174 million, $134 million and $54 million for fiscal years 1996, 1995 and 1994, respectively.

TMCC is subject to residual value risk related to all outstanding lease contracts. TMCC's residual value risk is a function of the number of off-lease vehicles returned for disposition, and the difference between the amount of disposition proceeds and the estimated residual value on returned vehicles. Residual value losses incurred by TMCC in each of the three years ended September 30, 1996, 1995 and 1994 have not had a material adverse impact on operations. TMCC actively manages disposition of its lease vehicles by working with lessees, dealers and auctions through end-of-lease-term remarketing programs. In addition, returned lease vehicles are inspected and lessees are charged for excess wear and tear, excess mileage and any damage to the vehicles. Unguaranteed residual values related to outstanding lease contracts totaled approximately $8.8 billion and $6.6 billion at September 30, 1996 and 1995, respectively. The percentage of lease vehicles returned to TMCC which were originally scheduled to mature in the following periods were 14%, 11% and 12% for fiscal 1996, 1995 and 1994, respectively. As the lease portfolio matures, the Company anticipates that the level of vehicle lease returns will increase; however, the Company believes that its lease earning assets are recorded at net realizable value.

Retail finance receivables, net of unearned income, increased in fiscal 1996 from fiscal 1995 due to higher contract volume reflecting increased special retail programs sponsored by TMS as well as increased average advances per retail contract.

TMCC's finance penetration represents the percentage of new Toyota and Lexus vehicle deliveries (excluding fleet) in the United States (excluding Hawaii) leased or financed by TMCC. Increased penetration for fiscal 1996 as compared with fiscal 1995 reflects increased volume primarily attributable to a higher level of TMS sponsored special lease programs. The decline in finance penetration from fiscal 1994 to 1995 reflects reduced contract volumes attributable primarily to lower levels of TMS sponsored special lease programs in fiscal 1995 as well as increased competition in retail financing.

TMCC's total financing revenues increased 21% in fiscal 1996 and 42% in fiscal 1995. The increase in fiscal 1996 reflects growth in operating lease revenues due to continued growth in market acceptability of leasing as well as TMS sponsored special lease programs, partially offset by reduced retail financing and wholesale revenues. Retail financing revenues declined as a result of reduced average retail receivables outstanding in fiscal 1996 as compared with fiscal 1995 due to the sale of retail receivables in September 1995 and July 1996. Decline in wholesale revenues reflects reduced financing rates as well as increased turnover of units financed. The increase in fiscal 1995 revenues reflects primarily growth in operating lease revenues as well as growth in retail financing and wholesale revenues.

Depreciation   expense  increased  32%  and  68%  in  fiscal  1996  and  1995, respectively, primarily as a result of the growth in investments in operating leases.

Interest expense increased 15% and 47% in fiscal 1996 and 1995, respectively. The increases in fiscal 1996 and 1995 reflect higher average borrowings outstanding required to fund the growth in earning assets and an increase in the average cost of borrowings. The weighted average cost of borrowings was 5.90%, 5.78% and 4.94% for the years ended September 30, 1996, 1995 and 1994, respectively.

Other revenues increased 20% and 19% in fiscal 1996 and 1995, respectively. The increases in other revenues for fiscal 1996 and 1995 reflect growth in the Company's insurance operations and increased servicing and other income related to retail receivables sold.

Operating and administrative expenses increased 15% and 10% in fiscal 1996 and 1995, respectively. The increases reflect primarily additional personnel and operating costs required to support TMCC's growing customer base as well as growth in the Company's insurance operations.

The provision for credit losses increased 74% and decreased 15% during fiscal 1996 and fiscal 1995, respectively. The increase in fiscal 1996 was primarily related to the substantial growth in earning assets as well as less favorable credit loss experience. The decrease in fiscal 1995 reflects a decline in the level of earning asset growth and a reduction in allowance levels due to changes in the mix of earning assets and TMCC's favorable credit loss experience. TMCC will continue to monitor loss levels and place emphasis on its credit loss exposure.

An analysis of credit losses and the related allowance follows (certain prior period amounts have been reclassified to conform with the current period presentation):

                                          Years ended September 30,
                                    ------------------------------------
                                    1996    1995    1994    1993    1992
                                    ----    ----    ----    ----    ----
                                            (Dollars in Millions)
Allowance for credit losses
   at beginning of period.........  $171    $164    $121    $107    $ 89
Provision for credit losses.......   115      66      78      60      68
Charge-offs, net of recoveries....   (83)    (59)    (35)    (46)    (50)
                                    ----    ----    ----    ----    ----
Allowance for credit losses
   at end of period...............  $203    $171    $164    $121    $107
                                    ====    ====    ====    ====    ====
Allowance as a percent of net
   investments in operating
   leases and net receivables
   outstanding....................  1.10%   1.10%   1.15%   1.16%   1.22%

Losses as a percent of average
   net investments in operating
   leases and average gross
   receivables outstanding........   .47%    .38%    .27%    .42%    .56%

Aggregate balances at end of
   period for lease rentals
   and installments 60
   or more days past due..........   $29     $20     $15     $16     $23

Aggregate balances at end of
   period for lease rentals
   and installments 60 or more
   days past due as a percent
   of net investments in operating
   leases and gross receivables
   outstanding....................   .15%    .12%    .10%    .14%    .23%


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

Commercial paper issuances are utilized to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.1 billion to $3.2 billion during fiscal 1996. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $2.0 billion at September 30, 1996. No loans were outstanding under any of these bank credit facilities during fiscal 1996. TMCC also maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $250 million to facilitate the issuance of letters of credit. At September 30, 1996, TMCC had issued approximately $44 million in letters of credit, primarily related to the Company's insurance operations.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. United States and Euro MTNs with original maturities ranging from one to eleven years have provided TMCC with a significant source of funding. During fiscal 1996, TMCC issued approximately $4.7 billion of MTNs of which approximately $4.1 billion had original maturities of more than one year. TMCC had approximately $10.1 billion of MTNs outstanding at September 30, 1996 including the effect of foreign currency translations at September 30, 1996 spot exchange rates; approximately $4.0 billion of the $10.1 billion in MTNs was denominated in foreign currencies. In addition to MTNs, TMCC had approximately $2.6 billion of debt securities outstanding issued principally in the form of Eurobonds in the international capital markets at September 30, 1996, including the effect of foreign currency translations at September 30, 1996 spot exchange rates; approximately $2.1 billion of the $2.6 billion in debt securities was denominated in foreign currencies.

TMCC anticipates continued use of MTNs in both the United States and international capital markets. At November 30, 1996, approximately $780 million was available for issuance under TMCC's United States public MTN program, none of which was committed for issue by the Company. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $12.0 billion, which was increased in July 1996 from the prior maximum of $9.5 billion. Approximately $2.3 billion was available for issuance under the Euro MTN program as of November 30, 1996, of which the Company has committed to issue approximately $250 million. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, approximately $700 million of securities registered with the Securities and Exchange Commission, excluding MTNs, were available for issuance at November 30, 1996.

In July 1996, TMCC's shelf registration statement relating to $1.5 billion of asset-backed notes and certificates was declared effective by the SEC. On July 24, 1996, TMCC received proceeds of approximately $754 million from the sale of a pool of retail receivables and the related offering of certificates backed by such receivables. Approximately $750 million under the shelf registration remains available for issuance as of November 30, 1996. The Company's sale of finance receivables is discussed in Note 6 of the Notes to the Consolidated Financial Statements.

On October 1, 1996 Toyota Lease Trust ("TLT") was created as a Delaware business trust for the purpose of titling leases, originated in certain states, in connection with development of a lease securitization program. TMCC anticipates its first lease securitization to occur in fiscal 1997.

TMCC utilizes a variety of interest rate and currency derivative financial instruments to manage interest rate and foreign exchange exposures. The derivative instruments utilized include cross currency and interest rate swaps, indexed note swaps and option-based products. TMCC does not use any of these instruments for trading purposes.

Derivative financial instruments utilized by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Market risk is limited to interest rate risk as foreign currency denominated instruments are entirely hedged. TMCC uses a value-at-risk methodology, in connection with other management tools, to assess and manage the interest rate risk of aggregated loan and lease assets and financial liabilities, including derivatives and option-based products.

The total notional amount of TMCC's derivative financial instruments at September 30, 1996 and 1995 was $20.5 billion and $17.4 billion, respectively. The notional amounts of interest rate and indexed note swap agreements and option-based products do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives.

Descriptions of derivative instruments utilized and risk management procedures as well as a reconciliation of the Company's derivative activities for the years ended September 30, 1996 and 1995 are included in Note 11 of the Notes to the Consolidated Financial Statements.

On occasion, TMS has made equity contributions to maintain TMCC's equity capitalization at certain levels. During the year ended September 30, 1996, TMS made an equity contribution to TMCC by purchasing, at par value, newly issued shares of TMCC's capital stock in the amount of $50 million. No equity contributions were made during fiscal 1995. Also, on occasion, TMS makes interest-bearing loans to TMCC. There were no loans from TMS during fiscal 1996.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation of earning assets, totaling $13.6 billion and $11.9 billion during fiscal 1996 and 1995, respectively, was used to purchase additional investments in operating leases and finance receivables, totaling $19.2 billion and $15.1 billion during fiscal 1996 and 1995, respectively. Investing activities resulted in a net use of cash of $4.8 billion and $2.7 billion in fiscal 1996 and 1995, respectively, as the purchase of additional earning assets, primarily investments in operating leases, exceeded cash provided by the liquidation of earning assets. Net cash provided by operating activities totaled $2.3 billion and $2.0 billion during fiscal 1996 and 1995, respectively, and net cash provided by financing activities totaled $2.6 billion and $0.7 billion, during fiscal 1996 and 1995, respectively. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets and issuance of commercial paper will provide sufficient liquidity to meet its future funding requirements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: potential adverse effect on the Company's operations as a result of governmental regulations; that the Company considers its employee relations to be satisfactory; the level of lease vehicle returns; that the lease earning assets on the Company's books are recorded at net realizable value; that the ultimate liability resulting from pending claims and actions should not have a material adverse effect on the Company's consolidated financial position or results of operations; the Company's continued use of MTNs in the United States and the international capital markets; that the first lease securitization is expected in fiscal 1997; the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; increases in prevailing interest rates; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; increased costs associated with the Company's debt funding efforts; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements.

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

In June 1996, the Financial Accounting Standard Board issued Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company will adopt this Standard during fiscal 1997, as required. Adoption of this Standard is not expected to have a material impact on the Company's results of operations and financial position.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                    -------

Report of Independent Accountants................................     19

Consolidated Balance Sheet at September 30, 1996 and 1995........     20

Consolidated Statement of Income for the
   years ended September 30, 1996, 1995 and 1994.................     21

Consolidated Statement of Shareholder's Equity for
   the years ended September 30, 1996, 1995 and 1994.............     22

Consolidated Statement of Cash Flows for the
   years ended September 30, 1996, 1995 and 1994.................     23

Notes to Consolidated Financial Statements.......................   24 - 50







All schedules have been omitted because they are not required, not applicable, or the information has been included elsewhere.

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------








To the Board of Directors and Shareholder of Toyota Motor Credit Corporation




In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation (a wholly-owned subsidiary of Toyota Motor Sales, U.S.A., Inc.) and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Toyota Motor Credit Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/S/ PRICE WATERHOUSE LLP


Los Angeles, California
October 31, 1996

                      TOYOTA MOTOR CREDIT CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in Millions)

                                                       September 30,
                                                  -----------------------
                                                    1996           1995
                                                  --------       --------
               ASSETS
               ------

Cash and cash equivalents.................         $   170        $   101
Investments in marketable securities......             325            169
Investments in operating leases, net......          10,831          8,148
Finance receivables, net..................           7,463          7,227
Receivable from Parent....................              78             58
Other receivables.........................             193            350
Deferred charges..........................             131             85
Income taxes receivable...................              -               6
Other assets..............................             117             81
                                                   -------        -------

         Total Assets.....................         $19,308        $16,225
                                                   =======        =======

   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................         $15,014        $12,696
Accrued interest..........................             226            190
Accounts payable and accrued expenses.....             474            298
Deposits..................................             248            200
Income taxes payable......................              16             -
Deferred income...........................             612            505
Deferred income taxes.....................             805            627
                                                   -------        -------
      Total Liabilities...................          17,395         14,516
                                                   -------        -------
Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 91,500 in 1996 and
      86,500 in 1995).....................             915            865
   Retained earnings......................             998            844
                                                   -------        -------
      Total Shareholder's Equity..........           1,913          1,709
                                                   -------        -------
         Total Liabilities and
         Shareholder's Equity.............         $19,308        $16,225
                                                   =======        =======

        See Accompanying Notes to Consolidated Financial Statements.

                        TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Millions)

                                                    Years ended September 30,
                                                ----------------------------------
                                                 1996          1995          1994
                                                ------        ------        ------
Financing Revenues:

   Leasing.................................     $2,454        $1,904        $1,230
   Retail financing........................        415           431           413
   Wholesale and other dealer financing....        109           121            86
                                                ------        ------        ------

Total financing revenues...................      2,978         2,456         1,729

   Depreciation on operating leases........      1,626         1,232           735
   Interest expense........................        820           716           486
                                                ------        ------        ------
Net financing revenues.....................        532           508           508

Other revenues.............................        136           113            95
                                                ------        ------        ------
Net financing revenues and other revenues..        668           621           603
                                                ------        ------        ------
Expenses:

   Operating and administrative............        293           255           232
   Provision for credit losses.............        115            66            78
                                                ------        ------        ------

Total expenses.............................        408           321           310
                                                ------        ------        ------

Income before income taxes.................        260           300           293

Provision for income taxes.................        108           117           118
                                                ------        ------        ------

Net Income.................................     $  152        $  183        $  175
                                                ======        ======        ======





             See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)


                                         Capital    Retained
                                          Stock     Earnings        Total
                                         -------    --------       -------
Balance at September 30, 1993..........     $680        $487        $1,167


Issuance of capital stock..............      185          -            185

Net income in 1994.....................       -          175           175
                                            ----        ----        ------

Balance at September 30, l994..........      865         662         1,527


Net income in 1995.....................       -          183           183

Net unrealized holding loss on
   marketable securities...............       -           (1)           (1)
                                            ----        ----        ------

Balance at September 30, 1995..........      865         844         1,709


Issuance of capital stock..............       50          -             50

Net income in 1996.....................       -          152           152

Net unrealized holding gain on
   marketable securities...............       -            2             2
                                            ----        ----        ------

Balance at September 30, 1996..........     $915        $998        $1,913
                                            ====        ====        ======




       See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Dollars in Millions)

                                                              Years ended September 30,
                                                          ---------------------------------
                                                           1996         1995          1994
                                                          ------       ------        ------
Cash flows from operating activities:

   Net income..........................................   $  152       $  183        $  175
                                                          ------       ------        ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization..................    1,646        1,286           743
        Provision for credit losses....................      115           66            78
        Gain from sale of finance receivables, net.....      (15)         (11)           -
        Increase in accrued interest...................       36           34             8
        Increase in deferred income taxes..............      178          241           108
        (Increase) decrease in other assets............      (70)          97           328
        Increase in other liabilities..................      220           99           220
                                                          ------       ------        ------
   Total adjustments...................................    2,110        1,812         1,485
                                                          ------       ------        ------

Net cash provided by operating activities..............    2,262        1,995         1,660
                                                          ------       ------        ------

Cash flows from investing activities:

   Addition to investments in marketable
      securities.......................................     (199)         (90)          (86)
   Disposition of investments in marketable
      securities.......................................       45           24           120
   Purchase of finance receivables.....................  (13,136)     (11,005)      (10,868)
   Liquidation of finance receivables..................   11,949       10,913        10,224
   Proceeds from sale of finance receivables...........      905          650            -
   Addition to investments in operating leases.........   (6,081)      (4,123)       (4,468)
   Disposition of investments in operating leases......    1,718          927           525
                                                          ------       ------        ------

Net cash used in investing activities..................   (4,799)      (2,704)       (4,553)
                                                          ------       ------        ------
Cash flows from financing activities:

   Proceeds from issuance of capital stock.............       50           -            185
   Proceeds from issuance of notes and loans payable...    5,894        5,733         5,150
   Payments on notes and loans payable.................   (4,587)      (4,989)       (2,955)
   Net increase (decrease) in commercial paper,
      with original maturities less than 90 days.......    1,249          (62)          582
                                                          ------       ------        ------

Net cash provided by financing activities..............    2,606          682         2,962
                                                          ------       ------        ------

Net increase (decrease) in cash and cash equivalents...       69          (27)           69

Cash and cash equivalents at the beginning
   of the period.......................................      101          128            59
                                                          ------       ------        ------

Cash and cash equivalents at the end of the
   period..............................................   $  170       $  101        $  128
                                                          ======       ======        ======
Supplemental disclosures:

   Interest paid.......................................     $778         $643          $475
   Income taxes paid...................................       $3           $2           $64

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Nature of Operations
-----------------------------

      Toyota Motor Credit Corporation ("TMCC") provides retail and wholesale financing, retail leasing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii). TMCC is a wholly-owned subsidiary of Toyota Motor Sales, U.S.A., Inc. ("TMS" or the "Parent"). TMS is primarily engaged in the wholesale distribution of automobiles, trucks, industrial equipment and related replacement parts and accessories throughout the United States (excluding Hawaii). Substantially all of TMS's products are purchased from Toyota Motor Corporation ("TMC") or its affiliates. TMC restructured its North American organizations with the establishment of Toyota Motor Manufacturing North America, Inc. ("TMMNA") on October 1, 1996. TMMNA functions to coordinate and support numerous manufacturing related administrative functions previously carried out independently by various Toyota entities in North America and by TMC in Japan. Both TMMNA and TMS are wholly-owned subsidiaries of Toyota Motor North America, Inc., a holding company owned 100% by TMC which was established on September 3, 1996.

      TMCC has six wholly-owned subsidiaries, Toyota Motor Insurance Services, Inc. ("TMIS"), Toyota Motor Insurance Corporation of Vermont ("TMICV"), Toyota Motor Insurance Company ("TMIC"), Toyota Motor Life Insurance Company ("TLIC"), Toyota Motor Credit Receivables Corporation ("TMCRC") and Toyota Credit De Puerto Rico Corp. ("TCPR"). TMCC and its wholly-owned subsidiaries are collectively referred to as the "Company". The insurance subsidiaries provide certain insurance services along with certain insurance and contractual coverages in connection with the sale and lease of vehicles. In addition, the insurance subsidiaries insure and reinsure certain TMS and TMCC risks. TMCRC, a limited purpose subsidiary, was formed in June 1993 primarily to acquire retail finance receivables from TMCC for the purpose of securitizing such receivables. TCPR was established in January 1996 to provide retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle dealers and their customers in Puerto Rico; TCPR commenced operations in October 1996.

      The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles in the United States. Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, changes in pricing of imported units due to currency fluctuations, or other events could impact the level of finance and insurance operations of the Company.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

      Use of Estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Principles of Consolidation
      ---------------------------

      The  consolidated financial statements include  the accounts of TMCC and
      its   wholly-owned   subsidiaries.      All   significant   intercompany
      transactions and balances have been eliminated.

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------


      Investments in Operating Leases
      -------------------------------

      TMCC acquires retail leases from Toyota and Lexus vehicle and Toyota industrial equipment dealers. TMCC is also the lessor on certain property that it acquires directly. Investments in operating leases are recorded at cost and depreciated, primarily on a straight-line basis, over the lease term to the estimated residual value. Gains or losses on disposal and adjustments to the residual value of underlying assets are also included in Depreciation Expense.

      Allowance for Credit Losses
      ---------------------------

      Allowances for credit losses are established during the period in which receivables are acquired and are maintained in amounts considered by management to be appropriate in relation to receivables outstanding based upon historical loss experience and other factors. Losses are charged to the allowance for credit losses when it has been determined that collateral cannot be recovered and any shortfall between proceeds received and carrying cost of repossessed collateral is charged to the allowance. Recoveries are credited to the allowance for credit losses.

      Deferred Charges
      ----------------

      Deferred charges consist primarily of premiums paid for option-based products, underwriters' commissions and other debt issuance costs which are amortized to Interest Expense over the life of the related instruments on a straight-line basis.


      Insurance Operations
      --------------------

      Revenues from insurance premiums and from providing coverage under various contractual agreements are earned over the terms of the respective policies and agreements in proportion to estimated claims activity. Certain costs of acquiring new business, consisting primarily of commissions and premium taxes, are deferred and amortized over the terms of the related policies on the same basis as revenues are earned. The liability for reported losses and the estimate of unreported losses is recorded in Accounts Payable and Accrued Expenses. Commission and fee income are recognized in relation to the level of services performed.

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

      Cross Currency Interest Rate Swap Agreements
      --------------------------------------------

      TMCC's   senior  debt  issued   in  foreign  currencies   is  hedged  by
      concurrently executed cross currency interest rate swap agreements which involve the exchange of foreign currency principal and interest obligations for U.S. dollar principal and interest obligations. TMCC's foreign currency debt is translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at the balance sheet date. The receivables or payables, reflecting the differences between the September 30, 1996 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements, are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively.

      Income Taxes
      ------------

      TMCC uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current period's income statement.

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------

      Reclassifications
      -----------------

      Certain 1995 and 1994 accounts have been reclassified to conform with the 1996 presentation.


Note 3 - Investments in Marketable Securities
---------------------------------------------

      Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). Statement No. 115 addresses the accounting and reporting for investments in all debt securities and for investments in equity securities that have readily determinable fair values. The fair value of securities was estimated using quoted market prices or discounted cash flow analysis.

      The  estimated  fair  value  and  amortized  cost  of  investments    in
      marketable securities are as follows:

                                                         September 30, 1996
                                                  --------------------------------
                                                          Fair         Gross
                                                  Cost    Value   Unrealized Gains
                                                  ----    -----   ----------------
                                                        (Dollars in Millions)
      Available-for-sale securities:
         Equity securities...................     $133     $135           $2
         Asset-backed securities.............      177      177            -
         U.S. debt securities................        2        2            -
                                                  ----     ----        -----
      Total available-for-sale securities....      312      314           $2
                                                                       =====
         Excess of fair value over cost......        2        -
                                                  ----     ----
      Available-for-sale securities..........      314      314

      Held-to-maturity securities:
         U.S. debt securities................       11       11
                                                  ----     ----
            Total marketable securities......     $325     $325
                                                  ====     ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Marketable Securities (Continued)
---------------------------------------------

                                                       September 30, 1995
                                              -------------------------------------
                                                                  Gross Unrealized
                                                         Fair     -----------------
                                                Cost     Value    Gains     Losses
                                              --------   ------   -----    --------
                                                      (Dollars in Millions)
      Available-for-sale securities:
         Equity securities...................     $115     $114      $1        $(2)
         Mortgage-backed securities..........       33       33       -          -
         U.S. debt securities................       12       12       -          -
                                                  ----     ----   -----        ---
      Total available-for-sale securities....      160      159      $1        $(2)
                                                                  =====        ===
         Excess of cost over fair value......       (1)       -
                                                  ----     ----
      Available-for-sale securities..........      159      159

      Held-to-maturity securities:
         U.S. debt securities................       10       10
                                                  ----     ----
            Total marketable securities......     $169     $169
                                                  ====     ====

      The contractual maturities of investments in marketable securities at September 30, 1996 are as follows:

                                           Available-for-Sale      Held-to-Maturity
                                              Securities              Securities
                                           ------------------      ----------------
                                                        Fair                 Fair
                                           Cost         Value      Cost      Value
                                           ----         -----      ----     -------
                                                     (Dollars in Millions)
      Within one year..................... $ -           $ -        $ 2         $ 2
      After one year through five years...    2             2         9           9
      Mutual funds........................  133           135        -           -
      Asset-backed securities.............  177           177        -           -
                                           ----          ----       ---         ---
         Total............................ $312          $314       $11         $11
                                           ====          ====       ===         ===

      The proceeds from sales of available-for-sale securities were $3 million and $7 million for the years ended September 30, 1996 and 1995, respectively. Realized gains and losses on sales of available-for-sale securities were immaterial for the years ended September 30, 1996 and 1995.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Investments in Operating Leases
----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                         September 30,
                                                    ----------------------
                                                      1996           1995
                                                    -------         ------
                                                     (Dollars in Millions)
      Vehicles.................................     $13,252         $9,864
      Equipment and other......................         268            201
                                                    -------         ------
                                                     13,520         10,065
      Accumulated depreciation.................      (2,582)        (1,838)
      Allowance for credit losses..............        (107)           (79)
                                                    -------         ------
         Investments in operating leases, net..     $10,831         $8,148
                                                    =======         ======

      Rental income from operating leases was $2,292 million, $1,734 million and $1,056 million for the years ended September 30, 1996, 1995 and 1994, respectively. Future minimum rentals on operating leases are as follows: years ending September 30, 1997 - $2,055 million; 1998 - $1,274 million; 1999 - $461 million; 2000 - $38 million; and 2001 -
      $3 million. A substantial portion of TMCC's operating lease contracts have historically been terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.

Note 5 - Finance Receivables
----------------------------

      Finance receivables, net consisted of the following:

                                                         September 30,
                                                     ---------------------
                                                      1996           1995
                                                     ------         ------
                                                     (Dollars in Millions)
      Retail...............................          $5,501         $5,050
      Finance leases.......................           1,525          1,567
      Wholesale and other dealer loans.....           1,015          1,229
                                                     ------         ------
                                                      8,041          7,846
      Unearned income......................            (482)          (527)
      Allowance for credit losses..........             (96)           (92)
                                                     ------         ------
         Finance receivables, net..........          $7,463         $7,227
                                                     ======         ======

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Finance Receivables (Continued)
----------------------------

      Contractual maturities at September 30, 1996 are as follows:

       Due in the                                    Wholesale
      Years Ending                                   and Other
      September 30,                   Retail        Dealer Loans
      -------------                   ------        ------------
                                        (Dollars in Millions)
      1997..................          $2,043              $  814
      1998..................           1,373                  63
      1999..................           1,068                  36
      2000..................             747                  43
      2001..................             260                  47
      Thereafter............              10                  12
                                      ------              ------
         Total..............          $5,501              $1,015
                                      ======              ======

      Finance leases, net consisted of the following:

                                                          September 30,
                                                      ---------------------
                                                       1996          1995
                                                      -------       -------
                                                      (Dollars in Millions)
      Minimum lease payments..................         $  867        $  894
      Estimated unguaranteed residual values..            658           673
                                                       ------        ------
         Finance leases.......................          1,525         1,567
      Unearned income.........................           (270)         (261)
      Allowance for credit losses.............            (19)          (17)
                                                       ------        ------
         Finance leases, net..................         $1,236        $1,289
                                                       ======        ======

      The aggregate balances related to finance receivables 60 or more days past due totaled $20 million and $16 million at September 30, 1996 and 1995, respectively. Future minimum finance lease payments for each of the five succeeding years ending September 30, are: 1997 - $309
      million;  1998 -  $231   million;  1999 -  $178   million;  2000 -  $118
      million and 2001 - $31 million. A substantial portion of TMCC's finance receivables have historically been repaid prior to contractual maturity dates; contractual maturities and future minimum lease payments as shown above should not be considered as necessarily indicative of future cash collections. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.

                     TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Sale of Finance Receivables
------------------------------------

      In June 1996, the Financial Accounting Standard Board issued Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company will adopt this Standard during fiscal 1997, as required. Adoption of this Standard is not expected to have a material impact on the Company's results of operations and financial position.

      In the fourth quarters of fiscal 1996 and 1995, the Company sold retail finance receivables aggregating $782 million and $679 million, respectively, subject to certain limited recourse provisions. In each case, TMCC sold its receivables to TMCRC which in turn sold them to a trust; TMCC remains as servicer and is paid a servicing fee. In a subordinated capacity, TMCRC retains excess servicing cash flows, certain cash deposits and, in connection with the fiscal 1993 sale of finance receivables, a limited interest in the trust. TMCRC's subordinated interests in excess servicing cash flows, cash deposits, limited interest in the 1993 trust and other related amounts are held as restricted assets which are subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of TMCC. Following is a summary of amounts included in Other Receivables:

                                                         September 30,
                                                     ---------------------
                                                     1996             1995
                                                     ----             ----
                                                     (Dollars in Millions)
      Excess servicing.......................         $34              $32
      Other restricted amounts:
         Cash deposits.......................          20               14
         Limited interest in trust...........           2                7
      Allowance for estimated credit
         losses on sold receivables..........          (5)              (4)
                                                      ---              ---
            Total............................         $51              $49
                                                      ===              ===

      The pretax gain resulting from the sale of finance receivables totaled $15 million and $11 million in fiscal 1996 and 1995, respectively, after providing for an allowance for estimated credit losses. In addition to the above described transactions, in August 1996 TMCC sold approximately $150 million of retail finance receivables to World Omni Retail Funding Inc. in exchange for an interest bearing certificate secured by a 100% interest in the same receivables.

      The  outstanding  balance of  the  sold finance  receivables  which TMCC
      continues to  service at  September  30, 1996  and  1995   totaled  $1.1
      billion and $762 million, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Allowance for Credit Losses
------------------------------------

      An analysis of the allowance for credit losses follows:

                                                Years ended September 30,
                                                -------------------------
                                                1996       1995      1994
                                                ----       ----      ----
                                                  (Dollars in Millions)
      Allowance for credit losses
         at beginning of period.........        $171       $164      $121
      Provision for credit losses.......         115         66        78
      Charge-offs, net of recoveries....         (83)       (59)      (35)
                                                ----       ----      ----
      Allowance for credit losses
         at end of period...............        $203       $171      $164
                                                ====       ====      ====

      Effective October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement No. 114") and its amendment Statement of
      Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("Statement No. 118"). The Statements apply to loans individually evaluated for impairment and do not apply to portfolios of small dollar homogenous loans, such as retail finance receivables, which are collectively evaluated for impairment. The amount of impaired loans and related allowance for credit losses as of September 30, 1996 is not material.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Transactions with Parent
---------------------------------

      An operating agreement with TMS (the "Operating Agreement") provides that 100% ownership of TMCC will be retained by TMS as long as TMCC has any funded debt outstanding and that TMS will provide necessary equity contributions or other financial assistance it deems appropriate to ensure that TMCC maintains a minimum coverage on fixed charges of 1.10 times such charges in any fiscal quarter. To maintain TMCC's minimum coverage pursuant to the Operating Agreement, TMS has made noninterest-bearing advances and income maintenance payments to TMCC though no such advances were made in fiscal 1996, 1995 or 1994. The coverage provision of the Operating Agreement is solely for the benefit of the holders of TMCC's commercial paper and the Operating Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TMCC obligations. The Operating Agreement does not constitute a guarantee by TMS of any obligations of TMCC.

      TMS provides certain technical and administrative services and incurs certain expenses on the Company's behalf and, accordingly, allocates these charges to the Company. The charges, reimbursed by TMCC to TMS, totaled $12 million, $8 million and $7 million for the years ended September 30, 1996, 1995 and 1994, respectively. TMS sponsors special retail and lease programs offered by TMCC; for the years ended September 30, 1996, 1995 and 1994, TMCC recognized revenue of $174 million, $134 million and $54 million, respectively, related to TMS sponsored programs.

      TMCC has an arrangement to borrow and invest funds with TMS at short term market rates. For the year ended September 30, 1996, TMCC had no borrowings from TMS. For the years ended September 30, 1995 and 1994, the highest amounts of borrowings from TMS were $34 million and $161 million, respectively; interest charges related to these borrowings were immaterial. The Operating Agreement provides that borrowings from TMS are subordinated to all other indebtedness of TMCC. For the years September 30, 1996, 1995 and 1994, the highest amounts of funds invested with TMS were $224 million, $603 million and $326 million, respectively; interest earned on these investments totaled
      $5 million, $16 million and $5 million for the years ended September 30, 1996, 1995 and 1994, respectively.

      The Company leases its headquarters facility from TMS; rent expense paid to TMS for this facility totaled $3 million for each of the years ended September 30, 1996, 1995 and 1994. TMCC leases a corporate aircraft to TMS and provides wholesale financing for a TMS affiliate;
      for each of the years ended September 30, 1996, 1995 and 1994, TMCC recognized revenue of $3 million related to these arrangements.

      TMIS and TMICV provide certain insurance services, and insurance and reinsurance coverages, respectively, to TMS. Premiums, commissions and fees earned on these services for the years ended September 30, 1996, 1995 and 1994 totaled $7 million, $4 million and $7 million, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Notes and Loans Payable
--------------------------------

      Notes and loans payable at September 30, 1996 and 1995, which consisted of senior debt, included the following:

                                                         September 30,
                                                    ----------------------
                                                      1996           1995
                                                    -------        -------
                                                      (Dollars in Millions)
      Commercial paper, net...................      $ 2,360        $ 1,442
                                                    -------        -------
      Other senior debt, due in the years
         ending September 30,:
            1996..............................           -           3,252
            1997..............................        3,211          2,722
            1998..............................        2,760          2,371
            1999..............................        1,384            529
            2000..............................        2,137          1,723
            2001..............................        2,216            330
            Thereafter........................          864            281
                                                    -------        -------
                                                     12,572         11,208
      Unamortized premium.....................           82             46
                                                    -------        -------
            Total other senior debt...........       12,654         11,254
                                                    -------        -------
               Notes and loans payable........      $15,014        $12,696
                                                    =======        =======

      Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term of commercial paper was 31 days and 27 days at September 30, 1996 and 1995, respectively. The weighted average interest rate on commercial paper was 5.41% and 6.53% at September 30, 1996 and 1995, respectively. Short-term MTNs with original terms of one year or less, included in other senior debt, were $559 million and $444 million at September 30, 1996 and 1995, respectively. The weighted average interest rate on these short-term MTNs was 5.19% and 5.86% at September 30, 1996 and 1995, respectively, including the effect of interest rate swap agreements.

      The weighted average interest rate on other senior debt was 5.98% and 5.75% at September 30, 1996 and 1995, respectively, including the effect of interest rate swap agreements and option-based products. The rates have been calculated using rates in effect at September 30, 1996 and 1995, some of which are floating rates that reset daily. Approximately 24% of other senior debt at September 30, 1996 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. The weighted

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Notes and Loans Payable (Continued)
--------------------------------

      average of these fixed interest rates was 5.83% at September 30, 1996. Approximately 49% of other senior debt at September 30, 1996 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 6.18% at September 30, 1996. TMCC manages interest rate risk via continuous adjustment of the mix of fixed and floating rate debt through use of interest rate swap agreements and option-based products.

      Included in Notes and Loans Payable at September 30, 1996 and 1995 were unsecured notes denominated in various foreign currencies as follows:

                                                    September 30,
                                               ----------------------------
                                                  1996             1995
                                               -----------      -----------
       Australian dollars..................    250 million      250 million
       British pound sterling..............    150 million       -
       Canadian dollars....................    300 million      775 billion
       Dutch guilders......................    555 million      555 million
       European currency units.............     -                45 million
       French francs.......................      3 billion        1 billion
       German deutsche marks...............      1 billion      760 million
       Hong Kong dollars...................    150 million      150 million
       Italian lire........................    493 billion      470 billion
       Japanese yen........................    198 billion      218 billion
       New Zealand dollar..................    100 million       -
       South African rand..................    250 million       -
       Swedish kronor......................    670 million      110 million
       Swiss francs........................      2 billion        1 billion

      Concurrent with the issuance of these unsecured notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $6.2 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at September 30, 1996. The receivables or payables arising as a result of the differences between the September 30, 1996 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in Other Receivables or
      Accounts Payable  and  Accrued  Expenses,  respectively,  and  would  in aggregate total a net payable position of $171 million at September 30, 1996.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments
---------------------------------------------

      In  accordance   with  the  requirements  of  Statement  of    Financial
      Accounting  Standards  No.  107,  "Disclosures  about  Fair    Value  of
      Financial Instruments" and its amendment, Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", the Company has provided the estimated fair value of financial instruments using available market information at September 30, 1996 and 1995, and the valuation methodologies described below. Considerable judgement was employed in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

      The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1996 and 1995 are as follows:

                                                           September 30,
                                        ---------------------------------------------------
                                                 1996                        1995
                                        ------------------------   ------------------------
                                         Carrying       Fair        Carrying       Fair
                                          Amount        Value        Amount        Value
                                        -----------   ----------   -----------   ----------
                                                       (Dollars in Millions)
        Balance sheet financial
           instruments:

        Assets:

        Cash and cash equivalents.........     $170         $170          $101         $101
        Investments in marketable
           securities.....................     $325         $325          $169         $169
        Retail finance receivables, net...   $6,228       $6,121        $5,938       $6,003
        Other receivables.................      $77          $79           $70          $71
        Receivables from cross currency
           interest rate swap agreements..     $116         $152          $280         $426

        Liabilities:

        Notes and loans payable...........  $15,014      $15,398       $12,696      $12,736
        Payables from cross currency
           interest rate swap agreements..     $287         $108          $154          $65


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments (Continued)
---------------------------------------------

                                                          September 30,
                                        ---------------------------------------------------
                                                 1996                        1995
                                        ------------------------   ------------------------
                                        Contract or   Unrealized   Contract or   Unrealized
                                         Notional       Gains/      Notional       Gains/
                                          Amount       (Losses)      Amount       (Losses)
                                        -----------   ----------   -----------   ----------
                                                       (Dollars in Millions)
        Off-balance sheet financial
           instruments:

        Cross currency interest rate
           swap agreements................   $5,642          $72        $4,804         $342
        Interest rate swap agreements.....   $6,759          $37        $7,049          $29
        Option-based products.............   $6,220          $26        $3,820          $(1)
        Indexed note swap agreements......   $1,924         $(37)       $1,721          $11

      The fair value estimates presented herein are based on information available to management as of September 30, 1996 and 1995. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since September 30, 1996 and 1995 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

      Investments in Marketable Securities
      ------------------------------------

      The fair value of marketable securities was estimated using quoted market prices or discounted cash flow analysis.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments (Continued)
---------------------------------------------

      Retail Finance Receivables
      --------------------------

      The carrying amounts of $900 million and $1.1 billion of variable rate finance receivables at September 30, 1996 and 1995, respectively, were assumed to approximate fair value as these receivables reprice at prevailing market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using the rates at which loans of similar credit quality and maturity would be made as of September 30, 1996 and 1995.

      Other Receivables
      -----------------

      The carrying amount and fair value of other receivables are presented separately from the receivables arising from cross currency interest rate swap agreements. The fair value of amounts associated with the sale of finance receivables was estimated by discounting expected cash flows using quoted market interest rates as of September 30, 1996 and 1995. The carrying amount of the remaining other receivables approximate market value due to the short maturity of these instruments.

      Notes and Loans Payable
      -----------------------

      The fair value of notes and loans payable was estimated by discounting expected cash flows using the interest rates at which debt of similar credit quality and maturity would be made as of September 30, 1996 and 1995. The carrying amount of commercial paper was assumed to approximate fair value due to the short maturity of these instruments.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments (Continued)
---------------------------------------------

      Cross Currency Interest Rate Swap Agreements
      --------------------------------------------

      The estimated fair value of TMCC's outstanding cross currency interest rate swap agreements was derived by discounting expected cash flows over the remaining term of the agreements using quoted market exchange rates and quoted market interest rates as of September 30, 1996 and 1995.

      Interest Rate Swap Agreements
      -----------------------------

      The estimated fair value of TMCC's outstanding interest rate swap agreements was derived by discounting expected cash flows using quoted market interest rates as of September 30, 1996 and 1995.

      Option-based Products
      -----------------------

      The estimated fair value of TMCC's outstanding option based products was derived by discounting expected cash flows over the remaining term of the instruments using market exchange rates and market interest rates as of September 30, 1996 and 1995.

      Indexed Note Swap Agreements
      ----------------------------

      The estimated fair value of TMCC's outstanding indexed note swap agreements was derived using quoted market prices as of September 30, 1996 and 1995.


Note 11 - Financial Instruments with Off-Balance Sheet Risk
-----------------------------------------------------------

      Inventory Lines of Credit
      -------------------------

      TMCC has extended inventory floorplan lines of credit to dealers, the unused portion of which amounted to $1,119 million and $773 million at September 30, 1996 and 1995, respectively. Security interests are acquired in vehicles and equipment financed and substantially all such financings are backed by corporate or individual guarantees from or on behalf of the participating dealers.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

      Derivative Financial Instruments
      --------------------------------

      TMCC utilizes a variety of derivative financial instruments to manage its currency exchange rate risk arising as a result of borrowings denominated in foreign currencies and its interest rate risk as explained in this note. TMCC does not enter into these instruments for trading purposes.

      A  reconciliation  of  the  activity  of  TMCC's  derivative   financial
      instruments for the years ended September 30, 1996 and 1995 is as follows:


                                                         September 30,
                                  -----------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest       Interest                        Indexed
                                   Rate Swap      Rate Swap     Option-based      Note Swap
                                   Agreements     Agreements      Products        Agreements
                                  ------------   ------------   -------------    ------------
                                  1996    1995   1996    1995   1996     1995    1996    1995
                                  ----    ----   ----    ----   ----     ----    ----    ----
                                                   (Dollars in Billions)
        Beginning Notional Amount $4.8    $4.0   $7.1    $7.6   $3.8     $0.5    $1.7    $2.4

        Add:
           New agreements........  1.7     1.6    3.1     1.9    3.4      3.3     1.2     0.5

        Less:
           Expired agreements....  0.9     0.8    3.4     2.4    1.0       -      1.0     1.2
                                  ----    ----   ----    ----   ----     ----    ----    ----
        Ending Notional Amount... $5.6    $4.8   $6.8    $7.1   $6.2     $3.8    $1.9    $1.7
                                  ====    ====   ====    ====   ====     ====    ====    ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

      Interest Rate Risk Management
      -----------------------------

      TMCC utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. The original maturities of the interest rate swap agreements ranged from one to ten years at September 30, 1996.

      TMCC also utilizes option-based products in managing its exposure to interest rate fluctuations. Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements and to a lesser extent corridor agreements. Option-based products are agreements which either grant TMCC the right to receive or require TMCC to make payments at specified interest rate levels. Approximately 49% of TMCC's other senior debt at September 30, 1996 had floating interest rates that were covered by option-based products
      which  had  an average  strike rate  of 6.18%.    The premiums  paid for
      option-based products are included in Deferred Charges and are amortized to Interest Expense over the life of the instruments on a straight-line basis. Amounts receivable under option-based products are recorded as a reduction to Interest Expense. The original maturities of the option-based products ranged from two to three years at September 30, 1996.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

      Interest Rate Risk Management (Continued)
      -----------------------------

      The aggregate notional amounts of interest rate swap agreements and option-based products outstanding at September 30, 1996 and 1995 were as follows:

                                                              September 30,
                                                          ---------------------
                                                          1996             1995
                                                          ----             ----
                                                          (Dollars in Billions)
      Fixed rate swaps...............................     $2.3             $4.2

      Floating rate swaps............................      3.1              1.3

      Basis swaps....................................      1.4              1.6
                                                          ----             ----

          Total interest rate swap agreements........     $6.8             $7.1
                                                          ====             ====

      Option-based products..........................     $6.2             $3.8
                                                          ====             ====

      TMCC utilizes indexed note swap agreements in managing its exposure in connection with debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying instruments. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities. At September 30, 1996, TMCC was the counterparty to $1.9 billion of indexed note swap agreements, of which $0.6 billion was denominated in foreign currencies and $1.3 billion was denominated in U.S. dollars. At September 30, 1995, TMCC was the counterparty to $1.7 billion of indexed note swap agreements, of which $0.7 billion was denominated in foreign currencies and $1.0 billion was denominated in U.S. dollars. The original maturities of the indexed note swap agreements ranged from one to eleven years at September 30, 1996.

      The notional amounts of interest rate and indexed note swap agreements and option-based products do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The amounts exchanged are calculated based on the notional amounts and other terms of the derivatives which relate to interest rates or financial or other indexes.

                    TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------


      Foreign Exchange Risk Management
      --------------------------------

      TMCC utilizes cross currency interest rate swap agreements to manage exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executed cross currency interest rate swap agreements which involve the exchange of foreign currency principal and interest obligations for U.S. dollar obligations at agreed-upon currency exchange and interest rates. The aggregate notional amounts of cross currency interest rate swap agreements at September 30, 1996 and 1995 were $5.6 billion and $4.8 billion, respectively. The original maturities of the cross currency interest rate swap agreements ranged from one to ten years at September 30, 1996.

      Credit Risk Management
      ----------------------

      TMCC manages the risk of counterparty default through the use of credit standard guidelines, counterparty diversification and monitoring of counterparty financial condition. At September 30, 1996, approximately 80% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of September 30, 1996; TMCC has not experienced any counterparty default during the three years ended September 30, 1996. Additionally, TMCC's loss in the event of counterparty default is partially mitigated as a result of master netting agreements in place with all derivative counterparties which allow the net difference between TMCC and each counterparty to be exchanged in the event of default.

      Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at September 30, 1996 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at September 30, 1996 was $205 million on an aggregate notional amount of $20.5 billion.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

      Market Risk
      -----------

      TMCC's loan and lease portfolios consist of a series of contractually defined cash flows over the life of the portfolios. The value to TMCC of the cash flows changes as market interest rates change. TMCC's asset portfolios are funded by various debt instruments whose cash flows are modified or hedged by a variety of derivative and option-based products. The value of TMCC's liability and derivative cash flows also change as market interest rates change.

      TMCC uses a value-at-risk methodology, in connection with other management tools, to assess the interest rate risk of aggregated loan and lease assets and financial liabilities, including derivatives and option based products. TMCC is not subject to currency exchange rate risk as foreign currency denominated instruments are entirely hedged. Value-at-risk represents the potential losses for a portfolio from adverse changes in market factors for a specified period of time and level of confidence. TMCC estimates value-at-risk using historical interest rate volatilities for the past two years. The value at risk of TMCC's portfolio as of September 30, 1996, measured as the potential 30 day loss in value from assumed adverse changes in interest rates that are estimated to cover 90% of likely market movements, totals $45.6 million on a mean portfolio value of $3.8 billion; alternatively, the value at risk represents 1.2% of the mean portfolio value.

      As of September 30, 1996, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .30%, from 5.80% to an estimated 6.10% at September 30, 1996. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option based products, by .43%, from 5.80% to an estimated 5.37% at September 30, 1996.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 12 - Pension and Other Benefit Plans
-----------------------------------------

      All full-time employees of the Company are eligible to participate in the TMS pension plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service and the highest sixty consecutive months' compensation, reduced by a percentage of social security benefits. For the years ended September 30, 1996, 1995 and 1994, the Company's pension expense was $4 million, $2 million and $3 million, respectively. At September 30, 1996, 1995 and 1994, the accumulated benefit obligation and plan net assets for employees of the Company were not determined separately from TMS; however, the plan's net assets available for benefits exceeded the accumulated benefit obligation. TMS funding policy is to contribute annually the maximum amount deductible for federal income tax purposes.

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Provision for Income Taxes
------------------------------------

      The provision for income taxes consisted of the following:

                                                Years ended September 30,
                                                --------------------------
                                                1996       1995       1994
                                                ----       ----       ----
                                                   (Dollars in Millions)
      Current
         Federal...........................     $(47)      $(97)      $  6
         State.............................      (23)       (27)         4
                                                ----       ----       ----
            Total current .................      (70)      (124)        10
                                                ----       ----       ----
      Deferred
         Federal...........................      129        173         86
         State.............................       49         68         22
                                                ----       ----       ----
            Total deferred.................      178        241        108
                                                ----       ----       ----
               Provision for income taxes..     $108       $117       $118
                                                ====       ====       ====

      The deferred income tax liabilities by jurisdictions are as follows:

                                                           September 30,
                                                       ---------------------
                                                       1996             1995
                                                       ----             ----
                                                       (Dollars in Millions)
      Federal........................................  $643             $513
      State..........................................   162              114
                                                       ----             ----
         Net deferred income tax liability...........  $805             $627
                                                       ====             ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Provision for Income Taxes (Continued)
------------------------------------

      The Company's deferred tax assets and liabilities consisted of the following:

                                                            September 30,
                                                        ---------------------
                                                        1996             1995
                                                        -----           -----
                                                        (Dollars in Millions)
      Assets:
         Alternative minimum tax.....................   $ 436           $ 339
         Provision for losses........................     116              87
         Deferred administrative fees................      54              47
         NOL carryforwards...........................      49              22
         Deferred acquisition costs..................      12              14
         Unearned insurance premiums.................       4               4
         Revenue recognition.........................       2               2
         Other.......................................       3               3
                                                        -----           -----
            Deferred tax assets......................     676             518
                                                        -----           -----
      Liabilities:
         Lease transactions..........................   1,330           1,049
         State taxes.................................     151              96
                                                        -----           -----
            Deferred tax liabilities.................   1,481           1,145
                                                        -----           -----
               Net deferred income tax liability.....   $ 805           $ 627
                                                        =====           =====

     TMCC has state tax net operating loss carryforwards of $609 million which expire beginning in fiscal 1997 through 2009.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Provision for Income Taxes (Continued)
------------------------------------

      A reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and actual income taxes provided is as follows:

                                                  Years ended September 30,
                                                  -------------------------
                                                  1996       1995      1994
                                                  ----       ----      ----
                                                    (Dollars in Millions)
      Provision for income taxes at
           federal statutory tax rate.........    $ 91       $105      $103
      State and local taxes (net of
           federal tax benefit)...............      17         26        17
      Other, including changes in
           applicable state tax rates.........      -         (14)       (2)
                                                  ----       ----      ----
           Provision for income taxes.........    $108       $117      $118
                                                  ====       ====      ====

      Effective tax rate....................  41.52%     39.12%     40.24%


Note 14 - Lines of Credit/Standby Letters of Credit
---------------------------------------------------

      To support its commercial paper program, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $2.0 billion at September 30, 1996, compared to $1.5 billion as of September 30, 1995. No loans were outstanding under any of these bank credit facilities as of September 30, 1996 or 1995.

      To facilitate and maintain letters of credit, TMCC maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $250 million as of September 30, 1996. Approximately $44 million in letters of credit had been issued, primarily related to the Company's insurance operations as of September 30, 1996, compared to $86 million as of September 30, 1995. The letters of credit for the insurance companies are used to satisfy requirements of certain insurance carriers and state insurance regulatory agencies.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Commitments and Contingent Liabilities
------------------------------------------------

      At September 30, 1996, the Company was a lessee under lease agreements for facilities with minimum future commitments as follows: years ending September 30, 1997 - $9 million; 1998 - $8 million; 1999 - $6 million; 2000 - $4 million; 2001 - $3 million; thereafter - $3 million.

      TMCC has guaranteed payments of principal and interest on $58 million principal amount of flexible rate demand pollution control revenue bonds maturing in 2006, issued in connection with the Kentucky manufacturing facility of an affiliate.

      Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. The amounts of liability on these claims and actions as of September 30, 1996 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not materially affect TMCC's consolidated financial position or results of operations.

Note 16 - Selected Quarterly Financial Data (Unaudited)
-------------------------------------------------------

                                           Total                  Depreciation
                                         Financing     Interest   on Operating     Net
                                         Revenues      Expense       Leases       Income
                                        ----------     --------   ------------   --------
                                                         (Dollars in Millions)
      Year Ended September 30, 1996:

         First quarter..............        $  688         $193         $  370       $ 41
         Second quarter.............           724          196            394         36
         Third quarter..............           768          210            416         40
         Fourth quarter.............           798          221            446         35
                                            ------         ----         ------       ----
            Total...................        $2,978         $820         $1,626       $152
                                            ======         ====         ======       ====

      Year Ended September 30, 1995:

         First quarter..............        $  564         $161         $  277       $ 44
         Second quarter.............           601          175            298         45
         Third quarter..............           630          189            313         46
         Fourth quarter.............           661          191            344         48
                                            ------         ----         ------       ----
            Total...................        $2,456         $716         $1,232       $183
                                            ======         ====         ======       ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of November 30, 1996.

           Name                Age              Position
           ----                ---              --------
Yoshio Ishizaka...........      56     Director and President, TMCC;
                                       Director and President, TMS;
                                       Director, TMC

Nobu Shigemi..............      52     Director, Senior Vice President
                                       and Treasurer, TMCC; Group Vice
                                       President, TMS

Douglas West..............      51     Director, Senior Vice President
                                       and Secretary, TMCC; Senior Vice
                                       President and Secretary, TMS

Wolfgang Jahn.............      58     Director, Senior Vice President
                                       and General Manager, TMCC;
                                       Group Vice President, TMS

Robert Pitts..............      48     Director and Assistant Secretary,
                                       TMCC; Group Vice President, TMS

Yale Gieszl...............      54     Director, TMCC; Director and
                                       Executive Vice President, TMS

Takashi Nishiyama.........      54     Director, TMCC; Senior Vice
                                       President and Treasurer, TMS

Ryuji Araki...............      56     Director, TMCC; Director, TMC

All directors of TMCC are elected annually and hold office until their successors are elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

Mr. Ishizaka was named Director and President of TMCC and TMS in June 1996. From January 1990 to May 1996, Mr. Ishizaka was General Manager of the Europe Division of TMC, and in September 1992, he was named a Director of TMC. Mr. Ishizaka has been employed with TMC, in various positions, since 1964.

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

Mr. West was named Director, Senior Vice President and Secretary of TMCC and Senior Vice President and Secretary of TMS in June 1996. From April 1993 to May 1996, Mr. West was a Group Vice President of TMS. From April 1989 to March 1993, Mr. West was a Vice President of TMS. Mr. West has been employed with TMS, in various positions, since 1982.

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

Mr. Pitts was named Director and Assistant Secretary of TMCC and Group Vice President of TMS in April 1993. From January 1984 to March 1993, he was an executive with TMCC having been named General Manager in January 1984 and Vice President in April 1989. Mr. Pitts has been employed with TMS and TMCC, in various positions, since 1971.

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

Mr. Nishiyama was named Director of TMCC and Senior Vice President and Treasurer of TMS in January 1994. From February 1989 to December 1993, he was General Manager of the Europe and Africa Project Division of TMC. From February 1986 to January 1989, he was Executive Vice President of Salvador Caetano S.A. Portugal. Mr. Nishiyama has been employed with TMC, in various positions, since 1965.

Mr.  Araki was  named Director of  TMCC in September  1995.  He  has served on
TMC's Board of  Directors since September 1992.   Mr. Araki has  been employed
with TMC, in various positions, since 1962.


ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid to the Company's Principal Executive Officer and the most highly compensated executive officers whose salary and bonus for the latest fiscal year exceeded $100,000, for services rendered in all capacities to the Company for the fiscal years ended September 30, 1996, 1995 and 1994.

                                     Annual Compensation
                         --------------------------------------------
                                                         Other Annual
      Name and           Fiscal                          Compensation      All
 Principal Position       Year   Salary ($)   Bonus ($)  ($)<F1>       Other ($)<F2>
---------------------    ------  ----------   ---------  ------------  -------------
Wolfgang Jahn             1996     $233,100     $94,500                       $8,500
Principal Executive       1995     $213,800     $98,700                       $6,000
Officer                   1994     $199,800     $91,300                       $7,000

Nobu Shigemi              1996     $316,000     $50,900       $51,700
Senior Vice President     1995     $199,000     $40,500       $47,300

------------
<F1>  The amounts in this column represent housing allowances and relocation costs.
<F2>  The amounts in this column represent the Company's allocated contribution under the TMS
      Savings Plan (the "Plan"), a tax-qualified 401(k) Plan.  Participants in the Plan may elect, subject to applicable law, to contribute up to 6% of their base compensation on a pre-tax basis to which the Company adds an amount equal to two-thirds of the employee's contribution.  Participants are vested 25% each year with respect to the Company's contribution and are fully vested after four years.  Subject to the limitations of the
      Plan, employee and Company contributions are invested in various investment options at the discretion of the employee.  TMS also maintains a 401(k) Excess Plan, a non-qualified deferred compensation plan which has similar provisions to the Saving Plan.

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

The annual normal retirement benefit under the Pension Plan, payable monthly, is an amount equal to the number of years of credited service (up to 25 years) multiplied by the sum of (i) 2% of the participant's final average compensation less 2% of the estimated annual Social Security benefit payable to the participant at normal retirement and (ii) 1% of the participant's final average bonus. The normal retirement benefit is subject to reduction for certain benefits under any union-sponsored retirement plan and benefits attributable to employer contributions under any defined-contribution retirement plan maintained by TMS and its subsidiaries or any affiliate that has been merged into the TMS Pension Plan.

The TMS Supplemental Executive Retirement Plan (TMS SERP) authorizes a benefit to be paid to eligible executives, including Mr. Jahn. Benefits under the TMS SERP, expressed as an annuity payable monthly, are based on 2% of the executive's  compensation  recognized  under  the  plan  after  deducting  the executive's primary Social Security benefit, multiplied by the years of service credited under the plan (up to a maximum of 25), offset by benefits payable under the TMS Pension Plan. A covered participant's compensation may include base pay and a percentage (not in excess of 100%) of bonus pay, depending on the executive's length of service in certain executive positions. Similarly, years of service credited under the plan are determined by reference, in part, to the executive's length of service in certain executive positions. No benefit is payable under the TMS SERP to an executive unless the executive's termination of employment occurs on a date, after the executive reaches age 55, that is agreed in writing by the President of TMS and the executive; and the executive is vested in benefits under the TMS Pension Plan, or unless the executive accepts an invitation to retire extended by the President of TMS.

The following pension plan table presents typical annual retirement benefits under the TMS Pension Plan for various combinations of compensation and years of credited service for participants who retire at age 62, assuming no final average bonus and excluding Social Security offset amounts. The amounts are subject to Federal statutory limitations governing pension calculations and benefits.

                                  Annual Benefits for
      Final Average            Years of Credited Service
         Annual          --------------------------------------
      Compensation          15             20             25
      -------------      --------       --------       --------
         $50,000          $15,000        $20,000        $25,000
        $100,000          $30,000        $40,000        $50,000
        $150,000          $45,000        $60,000        $75,000
        $200,000          $60,000        $80,000       $100,000
        $250,000          $75,000       $100,000       $125,000
        $300,000          $90,000       $120,000       $150,000
        $350,000         $105,000       $140,000       $175,000
        $400,000         $120,000       $160,000       $200,000


Mr. Jahn is a participant in the TMS Pension Plan and the TMS SERP and has 23 years of total credited service as of September 30, 1996, 7 years of which have been allocated to the Company. Based upon years of credited service allocable to the Company, Mr. Jahn would be entitled to receive and the Company would be required to pay approximately $26,000 in annual pension benefits when Mr. Jahn reaches age 62. Mr. Jahn would also be entitled to receive pension benefits from TMS based upon services to and compensation by TMS.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS.

Transactions between the Company and its Parent are included in Note 8 of the Notes to the Consolidated Financial Statements.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements

          Included in Part II, Item 8 of this Form 10-K. See Index to Financial Statements on page 18.

   (2)Exhibits

          The exhibits listed on the accompanying Exhibit Index, starting on page 60, are filed as part of, or incorporated by reference into, this Report.

(b)Reports on Form 8-K

          There were no reports on Form 8-K filed by the registrant during the quarter ended September 30, 1996.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 23rd day of December, 1996.

                                        TOYOTA MOTOR CREDIT CORPORATION


                                        By     /S/ WOLFGANG JAHN
                                           ------------------------------
                                                   Wolfgang Jahn
                                             Senior Vice President and
                                                  General Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 23rd day of December, 1996.

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

                                                Senior Vice President/
                                                Treasurer and Director
      /S/ NOBU SHIGEMI                       (Principal Financial Officer)
------------------------------------
          Nobu Shigemi

                                               Vice President - Finance
                                                  and Administration
      /S/ PATRICK BREENE                     (Principal Accounting Officer)
------------------------------------
          Patrick Breene



      /S/ YOSHIO ISHIZAKA                               Director
------------------------------------
          Yoshio Ishizaka



      /S/ DOUG WEST                                     Director
------------------------------------
          Doug West



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

4.1       Issuing and Paying Agency Agreement dated August 1,
          1990 between TMCC and Bankers Trust Company.                 (3)

4.2(a)    Indenture dated as of August 1, 1991 between TMCC and
          The Chase Manhattan Bank, N.A.                               (4)

-----------------
(1) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.
(2) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1989.
(3) Incorporated herein by reference to Exhibit 4.2 filed with TMCC's Report on Form 10-K for the year ended September 30, 1990.
(4) Incorporated herein by reference to Exhibit 4.1(a), filed with TMCC's Registration Statement on Form S-3, File No. 33-52359.
(11) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1993.

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

4.2(b)   First Supplemental Indenture dated as of
         October 1, 1991 among TMCC, Bankers Trust Company
         and The Chase Manhattan Bank, N.A.                           (5)

4.3(a)   Amended and Restated Agency Agreement dated as of
         July 28, 1994, among TMCC, The Chase Manhattan Bank,
         N.A. and Chase Manhattan Bank Luxembourg S.A.               (12)

4.3(b)   Amendment No. 1 dated July 27, 1995 to the Amended
         and Restated Agency Agreement among TMCC, The Chase
         Manhattan Bank, N.A. and Chase Manhattan Bank
         Luxembourg S.A.                                              (15)

4.3(c)   Amendment No. 2 dated July 19, 1996 to the Amended         Filed
         and Restated Agency Agreement among TMCC, The Chase       Herewith
         Manhattan Bank, N.A. and Chase Manhattan Bank
         Luxembourg S.A.

4.4 TMCC has outstanding certain long-term debt as set forth in Note 9 of the Notes to Consolidated Financial Statements. Not filed herein as an exhibit, pursuant to
         Item 601(b) (4)-(iii)(A) of Regulation S-K under the Securities Act of 1933, is any instrument which defines the rights of holders of such long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of TMCC and its subsidiaries on a consolidated basis. TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request.

10.1(a)  Operating Agreement dated January 16, 1984 between
         TMCC and TMS.                                               (24)

10.1(b)  Amendment No. 1 to Operating Agreement dated
         May 14, 1996 between TMCC and TMS.                          (18)


-----------------
(5) Incorporated herein by reference to Exhibit 4.1 filed with TMCC's Current Report on Form 8-K dated October 16, 1991.
(12) Incorporated herein by reference to Exhibit 4.4(a) filed with TMCC's Report on Form 10-K for the year ended September 30, 1994.
(15) Incorporated herein by reference to Exhibit 4.4(b) filed with TMCC's Report on Form 10-K for the year ended September 30, 1995.
(18) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Report on Form 10-Q for the quarter ended March 31, 1996.
(24) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.

                                 EXHIBIT INDEX
                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

10.2(a)  Financial Service Agreement dated December 21, 1984 between TMCC and World Omni Financial Corporation,
         as amended June 6, 1988.                                    (25)


10.2(b)  Addendum to Financial Services Agreement dated
         January 1, 1991, between TMCC and World Omni Financial
         Corporation.                                                 (6)

10.2(c)  Amendment to Financial Services Agreement dated
         March 1, 1992, between TMCC and World Omni Financial
         Corporation.                                                 (7)

10.2(d)  Amendment to Financial Services Agreement dated
         March 1, 1994, between TMCC and World Omni Financial
         Corporation.                                                (19)

10.2(e)  Termination of Financial Services Agreement dated          Filed
         August 29, 1996 between TMCC and World Omni Financial     Herewith
         Corporation.

10.3     Form of Pooling and Servicing Agreement among TMCRC,
         as Seller, TMCC, as Servicer, and the Chase Manhattan Bank
         N.A., as Trustee (including forms of Class A and Class B
         Certificates).                                               (8)

10.4     Form of Standard Terms and Conditions of Pooling and
         Servicing Agreement.                                         (9)

10.5     Form of Receivables Purchase Agreement.                     (10)


----------------
(6) Incorporated herein by reference to Exhibit 10.2(a) filed with TMCC's Report on Form 10-K for the year ended September 30, 1991.
(7) Incorporated herein by reference to Exhibit 10.2(b) filed with TMCC's Report on Form 10-K for the year ended September 30, 1992.
(8) Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Receivables 1993-A Grantor Trust's Registration Statement on Form S-1, File No. 33-65348.
(9) Incorporated herein by reference to Exhibit 4.2 filed with Toyota Auto Receivables 1993-A Grantor Trust's Registration Statement on Form S-1, File No. 33-65348.
(10) Incorporated herein by reference to Exhibit 10.1 filed with Toyota Auto Receivables 1993-A Grantor Trust's Registration Statement on Form S-1, File No. 33-65348.
(19) Incorporated herein by reference to Exhibit 10.2(c) filed with TMCC's Report on Form 10-K for the year ended September 30, 1994.
(25) Incorporated herein by reference to Exhibit 10.2 filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.

                                 EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

10.6     Pooling and Servicing Agreement among TMCRC,
         as Seller, TMCC, as Servicer, and Bankers Trust Company,
         as Trustee (including forms of Class A and Class B
         Certificates) dated as of September 1, 1995.                (13)

10.7     Receivables Purchase Agreement dated as of September 1,
         1995 between TMCC, as Seller, and TMCRC Corporation,
         as Purchaser.                                               (14)

10.8     Form of Indemnification Agreement between TMCC and
         its directors and officers.                                 (20)

10.9(a)  Three-year Credit Agreement (the "Three-year Agreement")
         dated as of September 29, 1994 among TMCC, Morgan
         Guaranty Trust Company of New York, as agent, and
         Bank of America National Trust and Savings Association,
         The Bank of Tokyo, Ltd., The Chase Manhattan Bank, N.A., Citicorp USA, Inc. and Credit Suisse, as Co-Agents.
         Not filed herein as an exhibit, pursuant to Instruction 2
         to Item 601 of Regulation S-K under the Securities Act of
         1933, is the 364-day Credit Agreement (the "364-day
         Agreement") among TMCC and the banks who are party to the Three-year Agreement. Filed herewith is a
         Schedule identifying the 364-day Agreement and setting
         forth the material details in which the 364-day
         Agreement differs from the Three-year Agreement.  TMCC
         agrees to furnish a copy of the 364-day Agreement to
         the Securities and Exchange Commission upon request.        (21)

10.9(b)  Amendment No. 1 dated September 28, 1995 to the
         Three-year Agreement.                                       (22)

10.9(c)  Amendment No. 1 dated September 28, 1995 to the
         364-day Agreement.                                          (23)

----------------
(13) Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Receivables 1995-A Grantor Trust's Current Report on Form 8-K dated November 10, 1995, File No. 33-96006.
(14) Incorporated herein by reference to Exhibit 10.1 filed with Toyota Auto Receivables 1995-A Grantor Trust's Current Report on Form 8-K dated November 10, 1995, File No. 33-96006.
(20) Incorporated herein by reference to Exhibit 10.6 filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.
(21) Incorporated herein by reference to Exhibit 10.10 filed with TMCC's Report on Form 10-K for the year ended September 30, 1994.
(22) Incorporated herein by reference to Exhibit 10.10(a) filed with TMCC's Report on Form 10-K for the year ended September 30, 1995.
(23) Incorporated herein by reference to Exhibit 10.10(b) filed with TMCC's Report on Form 10-K for the year ended September 30, 1995.

                                 EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

10.9(d)  Amendment No. 2 dated September 24, 1996 to the Three-     Filed
         year Agreement.                                           Herewith

10.9(e)  Amendment No. 2 dated September 24, 1996 to the 364-day    Filed
         Agreement.                                                Herewith

10.10    Toyota Motor Sales, U.S.A., Inc. Supplemental
         Executive Retirement Plan.                                  (16)

10.11    Toyota Motor Sales, U.S.A., Inc. 401(k)
         Excess Plan.                                                (17)

12.1     Calculation of ratio of earnings to fixed charges.         Filed
                                                                   Herewith

21.1     TMCC's list of subsidiaries.                               Filed
                                                                   Herewith

23.1     Consent of Independent Accountants.                        Filed
                                                                   Herewith

27.1     Financial Data Schedule.                                   Filed
                                                                   Herewith


----------------
(16) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Report on Form 10-Q for the quarter ended December 31, 1995.
(17) Incorporated herein by reference to Exhibit 10.2 filed with TMCC's Report on From 10-Q for the quarter ended December 31, 1995.