Form 10-Q
period 1996-12-31
TOYOTA MOTOR CREDIT CORP
filed 1997-02-12
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1996
                                     -----------------
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

          As of January 31, 1997, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                               December 31,  September 30,  December 31,
                                                   1996           1996          1995
                                               ------------  -------------  ------------
                                               (Unaudited)                  (Unaudited)
               ASSETS
               ------

Cash and cash equivalents......................     $   198        $   170      $     58
Investments in marketable securities...........         262            325           179
Investments in operating leases, net...........      10,973         10,831         8,596
Finance receivables, net.......................       7,838          7,463         7,498
Receivable from Parent.........................           -             78            33
Other receivables..............................         154            193           304
Deferred charges...............................         158            131            94
Income taxes receivable........................           -              -            12
Other assets...................................         162            117            91
                                                    -------        -------       -------

         Total Assets..........................     $19,745        $19,308       $16,865
                                                    =======        =======       =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable........................     $15,342        $15,014       $13,253
Accrued interest...............................         174            226           171
Accounts payable and accrued expenses..........         583            474           297
Due to Parent..................................           3              -             -
Deposits.......................................         251            248           209
Income taxes payable...........................          36             16             -
Deferred income................................         596            612           524
Deferred income taxes..........................         809            805           659
                                                    -------        -------       -------
      Total Liabilities........................      17,794         17,395        15,113
                                                    -------        -------       -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 91,500 at December 31,
      1996 and September 30, 1996, and
      86,500 at December 31, 1995).............         915            915           865
   Retained earnings...........................       1,036            998           887
                                                    -------        -------       -------
      Total Shareholder's Equity...............       1,951          1,913         1,752
                                                    -------        -------       -------
         Total Liabilities and
         Shareholder's Equity..................     $19,745        $19,308       $16,865
                                                    =======        =======       =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                                 Three Months Ended
                                                    December 31,
                                                 ------------------
                                                  1996        1995
                                                 ------      ------
                                                     (Unaudited)
Financing Revenues:

   Leasing.................................      $  698      $  557
   Retail financing........................         110         101
   Wholesale and other dealer financing....          22          30
                                                 ------      ------

Total financing revenues...................         830         688

   Depreciation on operating leases........         471         370
   Interest expense........................         227         193
                                                 ------      ------

Net financing revenues.....................         132         125

Other revenues.............................          36          29
                                                 ------      ------

Net financing revenues and other revenues..         168         154
                                                 ------      ------

Expenses:

   Operating and administrative............          74          65
   Provision for credit losses.............          30          21
                                                 ------      ------

Total expenses.............................         104          86
                                                 ------      ------

Income before income taxes.................          64          68

Provision for income taxes.................          26          27
                                                 ------      ------

Net Income.................................      $   38      $   41
                                                 ======      ======



       See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                            Three Months Ended December 31,
                                                            -------------------------------
                                                              1996                   1995
                                                            --------               --------
                                                                      (Unaudited)
Cash flows from operating activities:

   Net income............................................    $   38                  $   41
                                                             ------                  ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization...................       482                     359
         Provision for credit losses.....................        30                      21
         Decrease in accrued interest....................       (52)                    (19)
         Increase in deferred income taxes...............         4                      32
         Decrease in other assets........................        45                      10
         Increase in other liabilities...................         4                      21
                                                             ------                  ------
   Total adjustments.....................................       513                     424
                                                             ------                  ------

Net cash provided by operating activities................       551                     465
                                                             ------                  ------

Cash flows from investing activities:

   Addition to investments in marketable securities......       (24)                    (21)
   Disposition of investments in marketable securities...        88                      12
   Purchase of finance receivables.......................    (3,354)                 (2,901)
   Liquidation of finance receivables....................     2,964                   2,619
   Addition to investments in operating leases...........    (1,218)                 (1,137)
   Disposition of investments in operating leases........       596                     309
                                                             ------                  ------

Net cash used in investing activities....................      (948)                 (1,119)
                                                             ------                  ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.....     2,270                   1,007
   Payments on notes and loans payable...................    (1,206)                 (1,289)
   Net increase (decrease) in commercial paper with
      original maturities less than 90 days..............      (639)                    893
                                                             ------                  ------

Net cash provided by financing activities................       425                     611
                                                             ------                  ------

Net increase (decrease) in cash and cash equivalents.....        28                     (43)

Cash and cash equivalents at the beginning
   of the period.........................................       170                     101
                                                             ------                  ------

Cash and cash equivalents at the end of the period.......    $  198                  $   58
                                                             ======                  ======

Supplemental disclosures:

   Interest paid.........................................      $271                    $223
   Income taxes paid.....................................        $2                      $1


                   See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

Information pertaining to the three months ended December 31, 1996 and 1995 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of those expected for any other interim period or for a full year. Certain December 1995 and September 1996 accounts have been reclassified to conform with the December 1996 presentation.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and other notes to the consolidated financial statements included in Toyota Motor Credit Corporation's ("TMCC's") 1996 Annual Report to the
Securities and Exchange Commission ("SEC") on Form 10-K.


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

Derivative Financial Instruments
--------------------------------

TMCC uses a variety of derivative financial instruments to manage funding costs and risks associated with changes in interest and foreign currency exchange rates. The derivative instruments used include interest rate, cross currency interest rate and indexed note swap agreements and option-based products. TMCC does not use any of these instruments for trading purposes.

Interest Rate Swap Agreements
-----------------------------

Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. The differential paid or received on interest rate swap agreements is recorded on an accrual basis as an adjustment to Interest Expense over the term of the agreements.

Cross Currency Interest Rate Swap Agreements
--------------------------------------------

Cross currency interest rate swap agreements are executed as an integral part of foreign currency debt transactions. The differential between the contract rates and the foreign currency spot exchange rates as of the reporting dates is classified in Other Receivables or Accounts Payable and Accrued Expenses; the differential paid or received on the interest rate swap portion of the agreements is recorded on an accrual basis as an adjustment to Interest Expense over the term of the agreements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

Indexed Note Swap Agreements
----------------------------

Indexed note swap agreements are executed as an integral part of indexed note transactions. Any differential between contract rates and foreign currency spot exchange rates as of the reporting dates is classified in Other Receivables or Accounts Payable and Accrued Expenses; the interest differential paid or received on the indexed note swap agreement is recorded on an accrual basis as an adjustment to Interest Expense over the terms of the agreements.

Option-Based Products
---------------------

Option-based products are executed on a portfolio basis. Premiums paid for option-based products are included in Deferred Charges and are amortized to Interest Expense over the life of the instruments on a straight-line basis. Amounts receivable under option-based products are recorded on an accrual basis as a reduction to Interest Expense.


Note 3 - Investments in Operating Leases
----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                  December 31,  September 30,   December 31,
                                                      1996           1996           1995
                                                  ------------  -------------   ------------
                                                             (Dollars in Millions)
         Vehicles...............................       $13,511        $13,252        $10,509
         Equipment and other....................           286            268            220
                                                       -------        -------        -------
                                                        13,797         13,520         10,729
         Accumulated depreciation...............        (2,715)        (2,582)        (2,050)
         Allowance for credit losses ...........          (109)          (107)           (83)
                                                       -------        -------        -------
            Investments in operating leases, net       $10,973        $10,831        $ 8,596
                                                       =======        =======        =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Finance Receivables
----------------------------

      Finance receivables, net consisted of the following:

                                               December 31,    September 30,    December 31,
                                                   1996             1996            1995
                                               ------------    -------------    ------------
                                                           (Dollars in Millions)
        Retail..............................         $5,733           $5,497          $5,211
        Finance leases......................          1,573            1,520           1,501
        Wholesale and other dealer loans....          1,129            1,015           1,380
                                                     ------           ------          ------
                                                      8,435            8,032           8,092
        Unearned income.....................           (505)            (482)           (507)
        Allowance for credit losses.........            (92)             (87)            (87)
                                                     ------           ------          ------
           Finance receivables, net.........         $7,838           $7,463          $7,498
                                                     ======           ======          ======


Finance leases included estimated unguaranteed residual values of $687 million at December 31, 1996 and $658 million at September 30, 1996 and December 31, 1995.

The aggregate balances related to finance receivables 60 or more days past due totaled $27 million, $20 million and $19 million at December 31, 1996, September 30, 1996 and December 31, 1995, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Notes and Loans Payable
--------------------------------

Notes and loans payable, which consisted of senior debt, included the following:

                                                  December 31,  September 30,   December 31,
                                                      1996           1996           1995
                                                  ------------  -------------   ------------
                                                            (Dollars in Millions)
        Commercial paper, net....................      $ 1,795        $ 2,360        $ 1,746
                                                       -------        -------        -------
        Other senior debt, due in the years
           ending September 30,:

           1996..................................            -              -          2,767
           1997..................................        2,402          3,211          2,678
           1998..................................        2,769          2,760          2,185
           1999..................................        1,366          1,384            729
           2000..................................        2,314          2,137          1,687
           2001..................................        2,189          2,216          1,145
           Thereafter............................        2,401            864            265
                                                       -------        -------        -------
                                                        13,441         12,572         11,456
        Unamortized premium......................          106             82             51
                                                       -------        -------        -------
           Total other senior debt...............       13,547         12,654         11,507
                                                       -------        -------        -------
              Notes and loans payable............      $15,342        $15,014        $13,253
                                                       =======        =======        =======

Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 56 days and 5.40%, respectively, at December 31, 1996. Short-term MTNs with original terms of one year or less, included in other senior debt, were $595 million at December 31, 1996. The weighted average interest rate on these short-term MTNs was 5.75% at December 31, 1996, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 6.05% at December 31, 1996, including the effect of interest rate swap agreements and option-based products. This rate has been calculated using rates in effect at December 31, 1996, some of which are floating rates that reset daily. Approximately 20% of other senior debt at December 31, 1996 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 5.79% at December 31, 1996. Approximately 41% of other senior debt at December 31, 1996 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 6.10%. TMCC manages interest rate risk via continuous adjustment of the mix of fixed and floating rate debt through the use of interest rate swap agreements and option-based products.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Notes and Loans Payable (Continued)
--------------------------------

Included in Notes and Loans Payable at December 31, 1996 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $7.1 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at December 31, 1996. The receivables or payables arising as a result of the differences between the December 31, 1996 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would in aggregate reflect a net payable position of $306 million at December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Financial Condition and Results of Operations

The composition of TMCC's net earning assets as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volumes and finance penetration for the three months ended December 31, 1996 and December 31, 1995 are summarized below:

                                       December 31,  September 30,  December 31,
                                           1996          1996           1995
                                       ------------  -------------  ------------
                                                 (Dollars in Millions)
Lease earning assets, net............       $12,375        $12,188       $ 9,932
Retail finance receivables, net......         5,508          5,285         4,952
Wholesale receivables and other
   dealer loans......................         1,129          1,015         1,380
Allowance for credit losses..........          (201)          (194)         (170)
                                            -------        -------       -------
Total earning assets, net............       $18,811        $18,294       $16,094
                                            =======        =======       =======

                                                        Three Months Ended
                                                           December 31,
                                                        -------------------
                                                         1996         1995
                                                        -------      ------
Contract volume:
   Vehicle lease contracts.........................      56,000      48,000
   Vehicle retail installment contracts............      53,000      39,000
                                                        -------      ------
      Total........................................     109,000      87,000
                                                        =======      ======

Finance penetration................................       34.5%       31.7%


TMCC's net earning assets increased to $18.8 billion at December 31, 1996 from $18.3 billion at September 30, 1996 and $16.1 billion at December 31, 1995. Asset growth from the prior year primarily reflects increased investment in operating lease assets while asset growth for the quarter reflects increases in lease, retail and wholesale assets. The increase in allowance for credit losses corresponds with asset growth.

TMCC's contract volume increased for the quarter ended December 31, 1996 compared with December 31, 1995 as a result of higher finance penetration as well as increased Toyota and Lexus vehicle sales reflecting strong consumer acceptance and competitive pricing of new and redesigned 1997 Toyota and Lexus vehicle models. The business of TMCC and its subsidiaries (collectively the "Company") is dependent upon the sale of Toyota and Lexus vehicles in the United States; lower levels of sales of such vehicles resulting from governmental action, decline in demand or other events could result in a reduction in the level of TMCC's operations.

TMCC is subject to residual value risk in connection with its lease portfolio; TMCC's residual value risk is a function of the number of off-lease vehicles returned for disposition and any shortfall between the net disposition proceeds and the estimated unguaranteed residual values on returned vehicles. Total unguaranteed residual values related to TMCC's lease portfolio totaled approximately $9.0 billion and $6.9 billion at December 31, 1996 and 1995, respectively. The percentages of lease vehicles returned to TMCC which were originally scheduled to mature in the first quarters of fiscal 1997 and 1996 were 11% and 14%, respectively. As the lease portfolio matures, the Company anticipates that the level of vehicle lease returns will increase; however, the Company actively manages disposition of its lease vehicles and believes that its lease earning assets are recorded at net realizable value.

TMCC's financing revenues increased 21% from $688 million in the first quarter of fiscal 1996 to $830 million in the first quarter of fiscal l997 as a result of the increased level of earning assets. Wholesale revenues declined in the first quarter of fiscal 1997 as compared with the same period in fiscal 1996 due to lower average wholesale receivables outstanding as well as reduced yields on wholesale activity. The increase in depreciation on operating leases corresponds with the growth in investments in operating lease assets.

Interest expense increased 18% during the first quarter of fiscal 1997 compared with the same period in fiscal 1996 due to higher average borrowing levels required to fund the growth in earning assets, partially offset by a decline in the average cost of borrowing. TMCC's weighted average cost of borrowing was 5.90% and 5.98% for the three months ended December 31, 1996 and 1995, respectively.

TMCC's operating and administrative expenses increased 14% during the first quarter of fiscal 1997 from the same period in fiscal 1996 primarily as a result of additional personnel and operating costs required to support TMCC's growing customer base and from growth in TMCC's insurance operations.

TMCC's provision for credit losses increased 43% during the first quarter of fiscal 1997 as compared with the same period in fiscal 1996 primarily as a result of the growth in earning assets as well as less favorable credit loss experience. TMCC will continue to monitor loss levels and place emphasis on controlling its credit loss exposure.

Net credit loss experience, excluding net losses on receivables sold subject to limited recourse provisions, for the three months ended December 31, 1996 and 1995 was as follows:

                                        Three Months Ended
                                            December 31,
                                        --------------------
                                        1996           1995
                                        -----          -----
                                       (Dollars in Millions)

Net Credit Losses...................      $19.9          $14.9

Annualized Net Credit Losses
   as a % of Average Earning
   Assets..........................       .43%           .38%



                                  December 31,   September 30,   December 31,
                                      1996           1996            1995
                                  ------------   -------------   ------------
                                             (Dollars in Millions)

Allowance for Credit Losses.....      $201            $194            $170

Allowance for Credit Losses
   as a % of Earning Assets.....      1.06%           1.05%           1.05%


Liquidity and Capital Resources

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities. Debt issuances have generally been in the form of commercial paper, United States and Euro Medium Term Notes ("MTNs"), Eurobonds, and the sale of retail finance receivables in the asset-backed securities market. On occasion, this funding has been supplemented by loans and equity contributions from Toyota Motor Sales U.S.A., Inc. ("TMS" or the "Parent").

Commercial paper issuances are utilized to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.8 billion to $3.0 billion during the first three months of fiscal 1997, with an average outstanding balance of $2.3 billion. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $2.0 billion at December 31, 1996. No loans were outstanding under any of these bank credit facilities during the first three months of fiscal 1997. TMCC also maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $250 million to facilitate the issuance of letters of credit. At December 31, 1996, TMCC had issued approximately $44 million in letters of credit, primarily related to the Company's insurance operations.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. During the first three months of fiscal 1997 TMCC issued approximately $1.9 billion of MTNs, all of which had original maturities of one year or more. TMCC had approximately $11.3 billion of MTNs outstanding at December 31, 1996, including the effect of foreign currency translations at December 31, 1996 spot exchange rates; approximately $4.8 billion of the $11.3 billion in MTNs was denominated in foreign currencies. In addition to MTNs, TMCC had approximately $2.3 billion of debt securities outstanding issued principally in the form of Eurobonds in the international capital markets at December 31, 1996, including the effect of foreign currency translations at December 31, 1996 spot exchange rates; approximately $2.0 billion of the $2.3 billion in debt securities was denominated in foreign currencies.

TMCC anticipates continued use of MTNs in both the United States and international capital markets. At January 31, 1997 approximately $765 million was available for issuance under TMCC's United States public MTN program of which the Company has committed to issue approximately $15 million. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $12.0 billion. Approximately $2.0 billion was available for issuance under the Euro MTN program as of January 31, 1997 of which the Company has committed to issue approximately $486 million. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding.

TMCC maintains a shelf registration with the SEC for $1.5 billion of asset-backed notes and certificates. As of January 31, 1997, approximately $750 million of asset-backed securities remain available for issuance. Additionally, TMCC has registered approximately $700 million of securities, excluding MTNs, with the SEC which were available for issuance at January 31, 1997.

On October 1, 1996 Toyota Lease Trust ("TLT") was created as a Delaware business trust for the purposes of purchasing leases of Toyota and Lexus vehicles originated by Toyota and Lexus vehicle dealerships, taking and holding title to the related vehicles and disposing of the related off-lease vehicles, in each case in connection with development of a lease securitization program. TMCC anticipates that the number and principal amount of leases purchased by TLT will comprise a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio. TMCC currently anticipates that its first lease securitization will occur in the latter part of fiscal 1997.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first three months of fiscal 1997, cash used to purchase additional investments in operating leases and finance receivables, totaling $4.6 billion, was partially provided by the liquidation of earning assets, totaling $3.6 billion. Investing activities resulted in a net cash use of $0.9 billion during the first three months of fiscal 1997, as the purchase of additional earning assets exceeded cash provided by the liquidation of earning assets. Investing activities were also supported by net cash provided by operating and financing activities totaling $0.6 billion and $0.4 billion, respectively, during the first three months of fiscal 1997. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets and issuance of commercial paper will provide sufficient liquidity to meet its future funding requirements.

As discussed more fully in TMCC's 1996 Annual Report on Form 10-K, TMCC uses a variety of interest rate and currency derivative instruments in managing its interest rate and foreign currency exchange exposures. TMCC does not utilize these instruments for trading purposes. Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations.

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at December 31, 1996 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at December 31, 1996 was $236 million on an aggregate notional amount of $21.2 billion. At December 31, 1996, approximately 88% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties.

TMCC uses a value-at-risk methodology, in connection with other management tools, to assess the interest rate risk of aggregated loan and lease assets and financial liabilities, including derivatives and option-based products. TMCC is not subject to currency exchange rate risk as foreign currency denominated instruments are entirely hedged, however, risk of counterparty default exists. Value-at-risk represents the potential losses for a portfolio from adverse changes in market factors for a specified period of time and level of confidence. TMCC estimates value-at-risk using historical interest rate volatilities for the past two years. The value at risk of TMCC's portfolio as of December 31, 1996, measured as the potential 30 day loss in value from assumed adverse changes in interest rates that are estimated to cover 90% of likely market movements, totals $42.9 million on a mean portfolio value of $3.8 billion; alternatively, the value at risk represents 1.1% of the mean portfolio value.

As of December 31, 1996, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .31%, from 5.83% to an estimated 6.14% at December 31, 1996. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .47%, from 5.83% to an estimated 5.36% at December 31, 1996.

A reconciliation of the activity of TMCC's derivative financial instruments for the first quarters of fiscal 1997 and 1996 is as follows:

                                     Cross
                                    Currency
                                    Interest       Interest                      Indexed
                                   Rate Swap      Rate Swap     Option-based    Note Swap
                                   Agreements     Agreements      Products      Agreements
                                  ------------   ------------   ------------   ------------
                                  1996    1995   1996    1995   1996    1995   1996    1995
                                  ----    ----   ----    ----   ----    ----   ----    ----
                                                   (Dollars in Billions)
October 1 notional amount.......  $5.6    $4.8   $6.8    $7.1   $6.2    $3.8   $1.9    $1.7

Add:
   New agreements...............   1.1     0.1    0.3     1.6    1.1     0.6    0.6      -

Less:
   Terminated agreements........    -       -      -       -      -       -      -       -

   Expired agreements...........   0.1     0.3    0.5     0.4    1.7      -     0.1     0.3
                                  ----    ----   ----    ----   ----    ----   ----    ----
December 31 notional amount.....  $6.6    $4.6   $6.6    $8.3   $5.6    $4.4   $2.4    $1.4
                                  ====    ====   ====    ====   ====    ====   ====    ====

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the level of leased vehicle returns; that the lease earning assets on the Company's books are recorded at net realizable value; the Company's continued use of MTNs in the United States and the international capital markets; the anticipated lease securitization; the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs; and the continued performance of the Company's counterparties under interest rate and cross currency swap agreements and option-based products. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitations, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; increases in prevailing interest rates; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values; the ability of the Company to successfully access the United States and international capital markets; increased costs associated with the Company's debt funding efforts; and any change or impairment in the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements.

Review by Independent Public Accountants

With respect to the unaudited consolidated financial information of TMCC for the three-month periods ended December 31, 1996 and 1995, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 12, 1997 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various claims and actions are pending against TMCC and its subsidiaries with respect to financing activities, taxes and other matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of December 31, 1996 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.


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

            (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed by the registrant during the quarter ended December 31, 1996.

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


                                            TOYOTA MOTOR CREDIT CORPORATION
                                            -------------------------------
                                                      (Registrant)



Date:   February 12, 1997               By      /S/ WOLFGANG JAHN
                                            -------------------------------
                                                    Wolfgang Jahn
                                               Senior Vice President and
                                                   General Manager
                                             (Principal Executive Officer)



Date:   February 12, 1997               By      /S/ PATRICK BREENE
                                            ------------------------------
                                                    Patrick Breene
                                                   Vice President -
                                              Finance and Administration
                                             (Principal Accounting Officer)

                               EXHIBIT INDEX


Exhibit                                                         Method of
Number                        Description                        Filing
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