Form 10-Q
period 1997-03-31
TOYOTA MOTOR CREDIT CORP
filed 1997-05-13
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1997
                                     --------------
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

          As of April 30, 1997, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                March 31,    September 30,      March 31,
                                                  1997           1996             1996
                                               -----------   -------------     -----------
                                               (Unaudited)                     (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................        $   276          $   170         $   115
Investments in marketable securities......            190              354             189
Investments in operating leases, net......         10,690           10,831           9,239
Finance receivables, net..................          8,427            7,463           7,636
Receivable from Parent....................             -                78              38
Other receivables.........................             64              164             230
Deferred charges..........................            162              131             100
Other assets..............................            184              117              92
                                                  -------          -------         -------

         Total Assets.....................        $19,993          $19,308         $17,639
                                                  =======          =======         =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................        $15,152          $15,014         $13,882
Accrued interest..........................            190              226             166
Accounts payable and accrued expenses.....            943              474             369
Due to Parent.............................             51                -               -
Deposits..................................            248              248             219
Income taxes payable......................             64               16              12
Deferred income...........................            562              612             528
Deferred income taxes.....................            785              805             677
                                                  -------          -------         -------
      Total Liabilities...................         17,995           17,395          15,853
                                                  -------          -------         -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 91,500 at March 31,1997
      and September 30, 1996, and 86,500
      at March 31, 1996)..................            915              915             865
   Retained earnings......................          1,083              998             921
                                                  -------          -------         -------
      Total Shareholder's Equity..........          1,998            1,913           1,786
                                                  -------          -------         -------
         Total Liabilities and
         Shareholder's Equity.............        $19,993          $19,308         $17,639
                                                  =======          =======         =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                              Three Months Ended    Six Months Ended
                                                   March 31,            March 31,
                                              ------------------    ----------------
                                               1997        1996      1997      1996
                                              ------      ------    ------    ------
                                                             (Unaudited)
Financing Revenues:

   Leasing.................................   $  694      $  592    $1,391    $1,149
   Retail financing........................      113         103       223       204
   Wholesale and other dealer financing....       22          28        44        58
                                              ------      ------    ------    ------

Total financing revenues...................      829         723     1,658     1,411

   Depreciation on operating leases........      446         393       916       763
   Interest expense........................      225         196       452       389
                                              ------      ------    ------    ------

Net financing revenues.....................      158         134       290       259

Other revenues.............................       35          29        71        58
                                              ------      ------    ------    ------

Net financing revenues and other revenues..      193         163       361       317
                                              ------      ------    ------    ------

Expenses:

   Operating and administrative............       77          74       151       139
   Provision for credit losses.............       35          29        65        50
                                              ------      ------    ------    ------

Total expenses.............................      112         103       216       189
                                              ------      ------    ------    ------

Income before income taxes.................       81          60       145       128

Provision for income taxes.................       34          24        60        51
                                              ------      ------    ------    ------

Net Income.................................   $   47      $   36    $   85    $   77
                                              ======      ======    ======    ======



       See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                  Six Months Ended March 31,
                                                                  --------------------------
                                                                   1997                1996
                                                                  ------              ------
                                                                          (Unaudited)
Cash flows from operating activities:

   Net income................................................     $   85              $   77
                                                                  ------              ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization.......................        937                 762
         Provision for credit losses.........................         65                  50
         Decrease in accrued interest........................        (36)                (24)
         Increase (decrease)in deferred income taxes.........        (20)                 50
         Decrease in other assets............................         20                   4
         Increase in other liabilities.......................         33                  57
                                                                  ------              ------
   Total adjustments.........................................        999                 899
                                                                  ------              ------

Net cash provided by operating activities....................      1,084                 976
                                                                  ------              ------

Cash flows from investing activities:

   Addition to investments in marketable securities..........        (36)                (29)
   Disposition of investments in marketable securities.......        201                  38
   Addition to investments in operating leases...............     (2,102)             (2,565)
   Disposition of investments in operating leases............      1,306                 687
   Purchase of finance receivables...........................     (4,452)             (5,960)
   Liquidation of finance receivables........................      3,443               5,524
                                                                  ------              ------

Net cash used in investing activities........................     (1,640)             (2,305)
                                                                  ------              ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.........      3,864               2,273
   Payments on notes and loans payable.......................     (2,675)             (2,289)
   Net increase (decrease) in commercial paper with original
      maturities less than 90 days...........................       (527)              1,359
                                                                  ------              ------

Net cash provided by financing activities....................        662               1,343
                                                                  ------              ------

Net increase in cash and cash equivalents....................        106                  14

Cash and cash equivalents at the beginning of the period.....        170                 101
                                                                  ------              ------

Cash and cash equivalents at the end of the period...........     $  276              $  115
                                                                  ======              ======

Supplemental disclosures:

   Interest paid.............................................        475                 419
   Income taxes paid.........................................          4                   2


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

Information pertaining to the three and six months ended March 31, 1997 and 1996 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of those expected for any other interim period or for a full year. Certain March and September 1996 accounts have been reclassified to conform with the March 1997 presentation.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and other notes to the consolidated financial statements included in Toyota Motor Credit
Corporation's ("TMCC's") 1996 Annual Report to the Securities and Exchange Commission ("SEC")on Form 10-K.


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

Allowance for Residual Value Losses
-----------------------------------

Allowances for estimated losses on lease vehicles returned to TMCC for disposition at lease termination are established based upon projected vehicle return rates and projected residual value losses on core models derived from available historical and market information as well as general economic factors. The provision for residual value losses is included in depreciation expense for operating leases and in leasing revenues for direct finance leases. During the current quarter, TMCC reevaluated amounts provided for its allowance for estimated residual value losses based on more favorable than anticipated vehicle return rates and loss experience which resulted in a decrease in depreciation expense of $14.2 million and a decrease in leasing revenues of $1.3 million for a combined increase in net financing revenues of $12.9 million for the quarter ended March 31, 1997.

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


Note 3 - Investments in Operating Leases
----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                   March 31,    September 30,        March 31,
                                                     1997           1996               1996
                                                   ---------    -------------        ---------
                                                              (Dollars in Millions)
        Vehicles..................................   $13,231          $13,252          $11,360
        Equipment and other.......................       301              268              223
                                                     -------          -------          -------
                                                      13,532           13,520           11,583
        Accumulated depreciation..................    (2,735)          (2,582)          (2,253)
        Allowance for credit losses ..............      (107)            (107)             (91)
                                                     -------          -------          -------
           Investments in operating leases, net...   $10,690          $10,831          $ 9,239
                                                     =======          =======          =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Finance Receivables
----------------------------

      Finance receivables, net consisted of the following:

                                                    March 31,    September 30,        March 31,
                                                      1997           1996               1996
                                                    ---------    -------------        ---------
                                                             (Dollars in Millions)
        Retail.....................................    $6,030           $5,501           $5,383
        Finance leases.............................     1,959            1,525            1,498
        Wholesale and other dealer loans...........     1,127            1,015            1,353
                                                       ------           ------           ------
                                                        9,116            8,041            8,234
        Unearned income............................      (575)            (482)            (501)
        Allowance for credit losses................      (114)             (96)             (97)
                                                       ------           ------           ------
           Finance receivables, net................    $8,427           $7,463           $7,636
                                                       ======           ======           ======

Finance leases included estimated unguaranteed residual values of $771 million, $658 million and $657 million at March 31, 1997, September 30, 1996 and March 31, 1996, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $24 million, $20 million and $17 million at March 31, 1997, September 30, 1996 and March 31, 1996, respectively.


Note 5 - Notes and Loans Payable
--------------------------------

      Notes and loans payable consisted of the following:

                                                     March 31,   September 30,       March 31,
                                                       1997          1996              1996
                                                     ---------   -------------       ---------
                                                               (Dollars in Millions)
         Commercial paper, net....................     $ 1,913         $ 2,360         $ 2,282
                                                       -------         -------         -------
         Other senior debt, due in the years
            ending September 30,:
            1996..................................          -               -            1,922
            1997..................................       1,235           3,211           2,959
            1998..................................       2,762           2,760           2,451
            1999..................................       1,315           1,384             939
            2000..................................       2,505           2,137           1,749
            2001..................................       2,158           2,216           1,141
            Thereafter............................       3,153             864             382
                                                       -------         -------         -------
                                                        13,128          12,572          11,543
         Unamortized premium......................         111              82              57
                                                       -------         -------         -------
            Total other senior debt...............      13,239          12,654          11,600
                                                       -------         -------         -------
               Notes and loans payable............     $15,152         $15,014         $13,882
                                                       =======         =======         =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Notes and Loans Payable (Continued)
--------------------------------

Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 35 days and 5.45%, respectively, at March 31, 1997. Short-term MTNs with original terms of one year or less, included in other senior debt, were $328 million at March 31, 1997. The weighted average interest rate on these short-term MTNs was 5.59% at March 31, 1997, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 5.87% at March 31, 1997, including the effect of derivative financial instruments. This rate has been calculated using rates in effect at March 31, 1997, some of which are floating rates that reset daily. Approximately 13% of other senior debt at March 31, 1997 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 5.76% at March 31, 1997. Approximately 40% of other senior debt at March 31, 1997 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 5.94% at March 31, 1997. TMCC manages interest rate risk via continuous adjustment of the mix of fixed and floating rate debt through use of interest rate swap agreements and option-based products.

Included in Notes and Loans Payable at March 31, 1997 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $7.5 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at March 31, 1997. The receivables or payables arising as a result of the differences between the March 31, 1997 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would in aggregate reflect a net payable position of $743 million at March 31, 1997.

Note 6 - New Accounting Standard
--------------------------------

Effective January 1, 1997, TMCC adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 addresses the accounting for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and the accounting for and classification of previously recognized excess servicing assets. In accordance with the requirements of this statement, the Company has reclassified its previously recognized excess servicing receivables from Other Receivables to Investments in Marketable Securities for all balance sheet periods presented. Excess servicing receivables held are restricted assets which are not available to satisfy any other obligations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition and Results of Operations

The composition of TMCC's net earning assets as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volumes and finance penetration for the three and six months ended March 31, 1997 and March 31, 1996 are summarized below:

                                      March 31,  September 30,      March 31,
                                        1997         1996             1996
                                      ---------  -------------      ---------
                                            (Dollars in Millions)
Lease earning assets, net............   $12,414        $12,194        $10,580
Retail finance receivables, net......     5,797          5,288          5,130
Wholesale receivables and other
   dealer loans......................     1,127          1,015          1,353
Allowance for credit losses..........      (221)          (203)          (188)
                                        -------        -------        -------
   Total earning assets, net.........   $19,117        $18,294        $16,875
                                        =======        =======        =======

                                            Three Months Ended     Six Months Ended
                                                March 31,             March 31,
                                            ------------------    ------------------
                                             1997        1996      1997        1996
                                            -------    -------    -------   --------
Contract volume:
   Vehicle lease contracts...............    54,000     66,000    110,000    114,000
   Vehicle retail installment contracts..    54,000     48,000    107,000     87,000
                                            -------    -------    -------    -------
      Total..............................   108,000    114,000    217,000    201,000
                                            =======    =======    =======    =======

Finance penetration......................     31.1%      42.2%      32.8%      37.0%


TMCC's net earning assets increased to $19.1 billion at March 31, 1997 from $18.3 billion at September 30, 1996 and $16.9 billion at March 31, 1996. Asset growth from the prior year reflects primarily increased investment in operating lease assets while asset growth for the six months ended March 31, 1997 reflects increases in lease, retail and wholesale assets. The increase in allowance for credit losses corresponds with asset growth.

TMCC's lease contract volume declined for the quarter and six months ended March 31, 1997 as compared with March 31, 1996 as a result of lower finance penetration attributable to reduced levels of lease programs sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS" or "Parent"). Leases purchased under TMS sponsored programs declined from 46,000 (70% of leases purchased) to 13,000 (24% of leases purchased) in the quarters ended March 31, 1996 and 1997, respectively. For the six months ended March 31, 1996 and 1997, leases purchased under TMS sponsored programs declined from 74,000 (65% of leases purchased) to 31,000 (28% of leases purchased), respectively. The decline in TMCC's lease contract volume due to reduced TMS sponsored programs was substantially offset by the impact of continued strong sales of Toyota and Lexus vehicles as a result of consumer acceptance and competitive pricing of new and redesigned 1997 Toyota and Lexus vehicle models. TMCC's retail contract volume increased for the quarter and six months ended March 31, 1997 as compared with March 31, 1996 on strong Toyota and Lexus vehicle sales, despite reductions in volume under TMS sponsored retail programs from 17,000 units in fiscal 1996 to 6,000 units in fiscal 1997. The business of TMCC and its subsidiaries (collectively the "Company") is dependent upon the sale of Toyota and Lexus vehicles in the United States; lower levels of sales of such vehicles resulting from governmental action, decline in demand or other events could result in a reduction in the level of TMCC's operations.

TMCC's financing revenues increased 15% and 18% for the quarter and six months ended March 31, 1997, respectively, as compared with the same periods in 1996 due to higher levels of lease and retail earning assets partially offset by lower wholesale assets and revenues.

TMCC is subject to residual value risk in connection with its lease portfolio; TMCC's residual value risk is a function of the number of off-lease vehicles returned for disposition and any shortfall between the net disposition proceeds and the estimated unguaranteed residual values on returned vehicles. Total unguaranteed residual values related to TMCC's lease portfolio totaled approximately $9.2 billion and $7.5 billion at March 31, 1997 and 1996, respectively. The percentage of lease vehicles returned to and disposed of by TMCC which were originally scheduled to mature in the first six months of fiscal 1997 and 1996 was 14% in both periods. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses on core models derived from market information on used vehicle sales, historical information, including lease vehicle return trends, and general economic factors. The provision for losses on returned lease vehicles as well as actual vehicle disposition losses and gains are included in TMCC's depreciation expense for operating leases and in leasing revenues for direct finance leases. As the lease portfolio matures, the Company anticipates that the level of vehicle lease returns will increase; however, the Company actively manages disposition of its lease vehicles and believes that its lease earning assets, net of the allowance for losses, are recorded at net realizable value.

Operating lease depreciation increased $53 million and $153 million for the quarter and six months ended March 31, 1997, respectively, as compared with the same periods in 1996 primarily due to growth in operating lease assets. Included in depreciation expense are: (i) straight-line depreciation expense to the contractual residual value; (ii) provision for residual value losses and (iii) actual vehicle disposition losses and gains. The provision for losses on returned lease vehicles declined $20 million and $16 million for the quarter and six months ended March 31, 1997, respectively, as compared with the same periods in 1996. The decline in loss provision reflects management's reevaluation of amounts provided for estimated residual value losses based on more favorable than anticipated vehicle return rates and loss experience as described in Note 2 of the Notes to the Consolidated Financial Statements. In addition, the reduction in the rate of growth of the allowance is consistent with the slowing rate of growth in lease assets as well as the Company's determination that the overall level of the allowance is appropriate. Vehicle disposition losses increased $14 million and $20 million for the quarter and six months ended March 31, 1997 as compared with the same periods in 1996 reflecting primarily increased volume of returned units corresponding with a higher level of scheduled maturities. TMCC's operating lease portfolio includes contracts with terms ranging from 12 to 54 months; the average original contract term in TMCC's operating lease portfolio was 36 months at March 31, 1997 and 1996.

Interest expense increased 15% and 16% during the quarter and six months ended March 31, 1997, compared with the same periods in fiscal 1996 due to higher average borrowing levels required to fund the growth in earning assets, partially offset by a decline in the average cost of borrowing. TMCC's weighted average cost of borrowing was 5.85% and 5.91% for the six months ended March 31, 1997 and 1996, respectively.

Other revenues increased 21% and 22% during the quarter and six months ended March 31, 1997, compared with the same period in fiscal 1996 due to growth in the Company's insurance operations and increased income related to receivables sold.

TMCC's operating and administrative expenses increased 4% and 9% during the quarter and six months ended March 31, 1997, respectively, as compared with the same periods in 1996 primarily as a result of additional personnel and operating costs required to support TMCC's growing customer base and from growth in TMCC's insurance operations.

TMCC's provision for credit losses increased 21% and 30% during the quarter and six months ended March 31, 1997, respectively, as compared with the same periods in fiscal 1996 primarily as a result of less favorable credit loss experience. Increased credit losses reflect both increased volume of delinquent accounts and higher losses per account. Higher credit losses are attributable to increased retail and lease accounts outstanding, a higher mix of used vehicles in the retail portfolio which historically produce higher losses than new business and aging of the lease portfolio. The trend of higher credit losses is consistent with recent experience in the consumer finance industry. TMCC has not significantly altered its underwriting standards or product mix during the quarter and six months ended March 31, 1997 as compared with the same periods in 1996. TMCC maintains allowances for credit losses sufficient to absorb approximately two years of credit losses at current loss rates as of March 31, 1997; the allowance levels are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of March 31, 1997.

Net credit loss experience, excluding net losses on receivables sold subject to limited recourse provisions, for the three and six months ended March 31, 1997 and 1996 was as follows:

                                      Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                      ------------------     ----------------
                                      1997          1996     1997        1996
                                      -----        -----     -----       ----
                                              (Dollars in Millions)

Gross Credit Losses                   $30.8        $21.8     $53.5      $39.7
Recoveries                             (2.9)        (3.3)     (5.7)      (6.3)
                                      -----        -----     -----      -----
Net Credit Losses...............      $27.9        $18.5     $47.8      $33.4
                                      =====        =====     =====      =====

Annualized Net Credit Losses
   as a % of Average Earning
   Assets.......................       .59%         .45%      .51%       .42%



                                  March 31,     September 30,     March 31,
                                    1997           1996            1996
                                  ---------     -------------     ---------
                                            (Dollars in Millions)

Allowance for Credit Losses.....       $221            $203            $188

Allowance for Credit Losses
   as a % of Earning Assets.....      1.14%           1.10%           1.10%




TMCC's net income increased 31% and 10% for the three and six months ended March 31, 1997, respectively, as compared with the same periods in 1996. The growth in net income reflects higher levels of retail and lease assets as well as the favorable impact of the reevaluation of allowances for residual value losses on returned lease vehicles, partially offset by increased operating and administrative expenses and credit losses.

Liquidity and Capital Resources
--------------------------------

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

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.8 billion to $3.0 billion during the first six months of fiscal 1997, with an average outstanding balance of $2.1 billion. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $2.0 billion at March 31, 1997. No loans were outstanding under any of these bank credit facilities during the first six months of fiscal 1997. TMCC also maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $250 million to facilitate the issuance of letters of credit. At March 31, 1997, TMCC had issued approximately $41 million in letters of credit, primarily related to the Company's insurance operations.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. During the first six months of fiscal 1997, TMCC issued approximately $3.2 billion of MTNs all of which had original maturities of one year or more. TMCC had approximately $11.4 billion of MTNs outstanding at March 31, 1997, including the effect of foreign currency translations at March 31, 1997 spot exchange rates; approximately $5.0 billion of the $11.4 billion in MTNs was denominated in foreign currencies. In addition to MTNs, TMCC had approximately $1.9 billion of debt securities outstanding issued principally in the form of Eurobonds in the international capital markets at March 31, 1997, including the effect of foreign currency translations at March 31, 1997 spot exchange rates; all of which was denominated in foreign currencies.

TMCC anticipates continued use of MTNs in both the United States and international capital markets. At April 30, 1997 approximately $610 million was available for issuance under TMCC's United States public MTN program. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $12.0 billion. Approximately $1.2 billion was available for issuance under the Euro MTN program as of April 30, 1997 of which the Company has committed to issue approximately $10 million. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding.

During April 1997, TMCC concluded the sale of a pool of retail receivables totalling approximately $750 million and the related offering of certificates backed by such receivables. Additionally, TMCC has registered approximately $700 million of securities, excluding MTNs, with the SEC which were available for issuance at April 30, 1997.

On October 1, 1996 Toyota Lease Trust ("TLT") was created as a Delaware business trust for the purpose of purchasing leases of Toyota and Lexus vehicles originated by Toyota and Lexus vehicle dealerships, taking and holding title to the related vehicles and disposing of the related off-lease vehicles, in each case in connection with development of a lease securitization program. TMCC anticipates that the number and principal amount of leases purchased by TLT will comprise a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio. TMCC currently anticipates that its first lease securitization will occur in the latter part of fiscal 1997.

The Company's ratio of earnings to fixed charges was 1.32 for the first six months of fiscal 1997 compared to 1.32, 1.42 and 1.60 for fiscal years 1996, 1995 and 1994, respectively. The decline in the ratio has not affected the Company's ability to maintain its liquidity or access to its outside funding sources. The decline in the ratio is due to several factors, including higher interest, depreciation and operating expenses as well as increased provision for credit losses for the year ended September 30, 1996 and the first six months of fiscal year 1997. The ratio of earnings to fixed charges has remained level for the six months ended March 31, 1997 as compared with the same period in 1996.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first six months of fiscal 1997, cash used to purchase additional investments in operating leases and finance receivables, totaling $6.6 billion, was partially provided by the liquidation of earning assets, totaling $4.7 billion. Investing activities resulted in a net cash use of $1.6 billion during the first six months of fiscal 1997, as the purchase of additional earning assets exceeded cash provided by the liquidation of earning assets. Investing activities were also supported by net cash provided by operating and finance activities totaling $1.1 billion and $0.7 billion, respectively, during the first six months of fiscal 1997. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets and issuance of commercial paper will provide sufficient liquidity to meet its future funding requirements.

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

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at March 31, 1997 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at March 31, 1997 was $92 million on an aggregate notional amount of $21.3 billion. At March 31, 1997 approximately 88% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties.

TMCC uses a value-at-risk methodology, in connection with other management tools, to assess the interest rate risk of aggregated loan and lease assets and financial liabilities, including derivatives and option-based products. TMCC is not subject to currency exchange rate risk as foreign currency denominated instruments are entirely hedged, however, risk of counterparty default exists. Value-at-risk represents the potential losses for a portfolio from adverse changes in market factors for a specified period of time and level of confidence. TMCC estimates value-at-risk using historical interest rate volatilities for the past two years. The value at risk of TMCC's portfolio as of March 31, 1997, measured as the potential 30 day loss in value from assumed adverse changes in interest rates that are estimated to cover 95% of likely market movements, totals $57.4 million on a mean portfolio value of $3.7 billion; alternatively, the value at risk represents 1.5% of the mean portfolio value.

As of March 31, 1997, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .41% from 5.82% to an estimated 6.23% at March 31, 1997. Conversely an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .58% from 5.82% to an estimated 5.24% at March 31, 1997.

A reconciliation of the activity of TMCC's derivative financial instruments for the six months ended March 31, 1997 and 1996 is as follows:

                                                           March 31,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  1997    1996    1997    1996    1997    1996    1997    1996
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)
Beginning notional amount.......  $5.6    $4.8    $6.8    $7.1    $6.2    $3.8    $1.9    $1.7

Add:
   New agreements...............   1.5     0.4     0.9     2.1     1.6     1.6     0.8       -

Less:

   Terminated agreements........     -       -       -       -       -       -       -       -
   Expired agreements...........   0.1     0.3     1.4     1.5     2.3     0.3     0.2     0.6
                                  ----    ----    ----    ----    ----    ----    ----    ----
Ending notional amount..........  $7.0    $4.9    $6.3    $7.7    $5.5    $5.1    $2.5    $1.1
                                  ====    ====    ====    ====    ====    ====    ====    ====


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the level of lease vehicle returns; that the lease earning assets on the Company's books are recorded at net realizable value; the growth in operating and administrative expenses as a result of a growing customer base; that allowances for credit losses are considered adequate to cover expected credit losses; the Company's continued use of MTNs in the United States and the international capital markets; that the number and principal amount of leases purchased by TLT will comprise a significant and increasing percentage of TMCC's lease portfolio; that TMCC's first lease securitization will occur in the latter part of fiscal 1997; that the decline in the Company's ratio of earnings to fixed charges has not affected the Company's ability to maintain its liquidity or access to its outside funding sources; that the cash provided by operating, investing and financing activities will provide sufficient liquidity to meet its future funding requirements; and the continued performance of the Company's counterparties under interest rate and cross currency swap agreements and option-based products. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; increases in prevailing interest rates; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; increased costs associated with the Company's debt funding efforts; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements.

Recently Enacted Accounting Standards

Effective January 1, 1997, TMCC adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 addresses the accounting for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and the accounting for and classification of previously recognized excess servicing assets. In accordance with the requirements of this statement, the Company has reclassified its previously recognized excess servicing receivables from Other Receivables to Investments in Marketable Securities for all balance sheet periods presented. Excess servicing receivables held are restricted assets which are not available to satisfy any other obligations of the Company.

Review by Independent Public Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and six-month periods ended
March 31, 1997 and 1996, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 12, 1997 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various claims and actions are pending against TMCC and its subsidiaries with respect to financing activities, taxes and other matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of March 31, 1997 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations.
The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.


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

            (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed by the registrant during the quarter ended March 31, 1997.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   May 13, 1997                   By         /S/ GEORGE BORST
                                             -------------------------------
                                                     George Borst
                                               Senior Vice President and
                                                    General Manager
                                             (Principal Executive Officer)



Date:   May 13, 1997                   By         /S/ GREGORY WILLIS
                                             -------------------------------
                                                     Gregory Willis
                                                     Vice President
                                               Finance and Administration
                                             (Principal Accounting Officer)

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