Form 10-Q/A
period 1997-03-31
TOYOTA MOTOR CREDIT CORP
filed 1997-08-08
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q/A


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

                        PART II.  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

            The exhibit listed on the accompanying Exhibit Index, on page 4, is filed as part of this report to amend the previously filed financial data schedule exhibit.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   August 7, 1997                 By         /S/ GEORGE BORST
                                             -------------------------------
                                                     George Borst
                                               Senior Vice President and
                                                    General Manager
                                             (Principal Executive Officer)



Date:   August 7, 1997                 By         /S/ GREGORY WILLIS
                                             -------------------------------
                                                     Gregory Willis
                                                     Vice President
                                               Finance and Administration
                                             (Principal Accounting Officer)

                                EXHIBIT INDEX


Exhibit                                                              Method
Number                           Description                        of Filing
-------                          -----------                        ---------

27.1                   Amended Financial Data Schedule.              Filed
                                                                    Herewith