Form 10-Q
period 1997-06-30
TOYOTA MOTOR CREDIT CORP
filed 1997-08-14
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1997
                                     -------------
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

          As of July 31, 1997, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                June 30,     September 30,      June 30,
                                                   1997           1996            1996
                                               -----------   -------------     -----------
                                               (Unaudited)                     (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................        $   158          $   170         $    88
Investments in marketable securities......            299              354             192
Investments in operating leases, net......         10,437           10,831          10,009
Finance receivables, net..................          8,836            7,463           8,103
Receivable from Parent....................              -               78              51
Other receivables.........................             75              164             149
Deferred charges..........................            167              131             111
Other assets..............................            202              117             110
                                                  -------          -------         -------

         Total Assets.....................        $20,174          $19,308         $18,813
                                                  =======          =======         =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................        $15,236          $15,014         $14,878
Accrued interest..........................            175              226             176
Accounts payable and accrued expenses.....          1,012              474             418
Due to Parent.............................             33                -               -
Deposits..................................            247              248             233
Income taxes payable......................            130               16               3
Deferred income...........................            545              612             567
Deferred income taxes.....................            751              805             712
                                                  -------          -------         -------
      Total Liabilities...................         18,129           17,395          16,987
                                                  -------          -------         -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 91,500 at June 30, 1997
      and September 30, 1996, and 86,500
      at June 30, 1996)...................            915              915             865
   Retained earnings......................          1,130              998             961
                                                  -------          -------         -------
      Total Shareholder's Equity..........          2,045            1,913           1,826
                                                  -------          -------         -------
         Total Liabilities and
         Shareholder's Equity.............        $20,174          $19,308         $18,813
                                                  =======          =======         =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                              Three Months Ended   Nine Months Ended
                                                   June 30,            June 30,
                                              ------------------   -----------------
                                               1997        1996     1997       1996
                                              ------      ------   ------     ------
                                                            (Unaudited)
Financing Revenues:

   Leasing.................................   $  684      $  631   $2,075     $1,780
   Retail financing........................      105         109      328        313
   Wholesale and other dealer financing....       24          28       68         86
                                              ------      ------   ------     ------

Total financing revenues...................      813         768    2,471      2,179

   Depreciation on operating leases........      439         416    1,355      1,179
   Interest expense........................      228         210      680        599
                                              ------      ------   ------     ------

Net financing revenues.....................      146         142      436        401

Other revenues.............................       47          29      118         87
                                              ------      ------   ------     ------

Net financing revenues and other revenues..      193         171      554        488
                                              ------      ------   ------     ------

Expenses:

   Operating and administrative............       81          76      232        215
   Provision for credit losses.............       36          28      101         78
                                              ------      ------   ------     ------

Total expenses.............................      117         104      333        293
                                              ------      ------   ------     ------

Income before income taxes.................       76          67      221        195

Provision for income taxes.................       32          27       92         78
                                              ------      ------   ------     ------

Net Income.................................   $   44      $   40   $  129     $  117
                                              ======      ======   ======     ======



       See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                  Nine Months Ended June 30,
                                                                  --------------------------
                                                                   1997                1996
                                                                  ------              ------
                                                                          (Unaudited)
Cash flows from operating activities:

   Net income................................................     $  129              $  117
                                                                  ------              ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization.......................      1,387               1,189
         Provision for credit losses.........................        101                  78
         Gain from sale of finance receivables, net..........         (9)                  -
         Decrease in accrued interest........................        (51)                (14)
         (Decrease)Increase in deferred income taxes.........        (54)                 85
         Increase in other assets............................        (18)                (23)
         Increase in other liabilities.......................        112                 104
                                                                  ------              ------
   Total adjustments.........................................      1,468               1,419
                                                                  ------              ------

Net cash provided by operating activities....................      1,597               1,536
                                                                  ------              ------

Cash flows from investing activities:

   Addition to investments in marketable securities..........       (285)                (41)
   Disposition of investments in marketable securities.......        343                  47
   Addition to investments in operating leases...............     (3,150)             (4,252)
   Disposition of investments in operating leases............      2,158               1,174
   Purchase of finance receivables...........................    (11,423)             (9,720)
   Liquidation of finance receivables........................      9,234               8,803
   Proceeds from sale of finance receivables.................        754                   -
                                                                  ------              ------

Net cash used in investing activities........................     (2,369)             (3,989)
                                                                  ------              ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.........      5,049               4,183
   Payments on notes and loans payable.......................     (3,385)             (3,481)
   Net (decrease) increase in commercial paper with original
      maturities less than 90 days...........................       (904)              1,738
                                                                  ------              ------

Net cash provided by financing activities....................        760               2,440
                                                                  ------              ------

Net decrease in cash and cash equivalents....................        (12)                (13)

Cash and cash equivalents at the beginning of the period.....        170                 101
                                                                  ------              ------

Cash and cash equivalents at the end of the period...........     $  158              $   88
                                                                  ======              ======

Supplemental disclosures:

   Interest paid.............................................        711                 615
   Income taxes paid.........................................          5                   3


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

Information pertaining to the three and nine months ended June 30, 1997 and 1996 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of those expected for any other interim period or for a full year. Certain June and September 1996 accounts have been reclassified to conform with the June 1997 presentation.

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


Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

Allowance for Residual Value Losses
-----------------------------------

Allowances for estimated losses on lease vehicles returned to TMCC for disposition at lease termination are established based upon projected vehicle return rates and projected residual value losses on core models derived from available historical and market information as well as general economic factors. The provision for residual value losses is included in depreciation expense for operating leases and in leasing revenues for direct finance leases. Effective January 1997, TMCC reevaluated amounts provided for its allowance for estimated residual value losses based on more favorable than anticipated vehicle return rates and loss experience which resulted in a decrease in depreciation expense of $10.9 million and a decrease in leasing revenues of $1.7 million for a combined increase in net financing revenues of $9.2 million for the six months ended June 30, 1997.

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


Note 3 - Investments in Operating Leases
----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                   June 30,    September 30,        June 30,
                                                     1997           1996               1996
                                                   --------    -------------        --------
                                                              (Dollars in Millions)
        Vehicles..................................  $12,888          $13,252         $12,278
        Equipment and other.......................      319              268             250
                                                    -------          -------         -------
                                                     13,207           13,520          12,528
        Accumulated depreciation..................   (2,665)          (2,582)         (2,420)
        Allowance for credit losses ..............     (105)            (107)            (99)
                                                    -------          -------         -------
           Investments in operating leases, net...  $10,437          $10,831         $10,009
                                                    =======          =======         =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Finance Receivables
----------------------------

      Finance receivables, net consisted of the following:

                                                    June 30,     September 30,        June 30,
                                                      1997           1996               1996
                                                    --------     -------------        --------
                                                             (Dollars in Millions)
        Retail.....................................   $5,835            $5,501          $5,910
        Finance leases.............................    2,648             1,525           1,503
        Wholesale and other dealer loans...........    1,129             1,015           1,308
                                                      ------            ------          ------
                                                       9,608             8,041           8,721
        Unearned income............................     (661)             (482)           (517)
        Allowance for credit losses................     (115)              (96)           (101)
                                                      ------            ------          ------
           Finance receivables, net................   $8,836            $7,463          $8,103
                                                      ======            ======          ======

Finance leases included estimated unguaranteed residual values of $893 million, $658 million and $661 million at June 30, 1997, September 30, 1996 and June 30, 1996, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $23 million, $20 million and $19 million at June 30, 1997, September 30, 1996 and June 30, 1996, respectively.


Note 5 - Notes and Loans Payable
--------------------------------

      Notes and loans payable consisted of the following:

                                                    June 30,     September 30,        June 30,
                                                      1997           1996               1996
                                                    --------     -------------        --------
                                                               (Dollars in Millions)
         Commercial paper, net....................   $ 1,347           $ 2,360         $ 2,811
                                                     -------           -------         -------
         Other senior debt, due in the years
            ending September 30,:
            1996..................................        -                 -              855
            1997..................................       830             3,211           3,070
            1998..................................     2,808             2,760           2,470
            1999..................................     1,311             1,384           1,083
            2000..................................     2,554             2,137           1,717
            2001..................................     2,166             2,216           2,066
            Thereafter............................     4,102               864             733
                                                     -------           -------         -------
                                                      13,771            12,572          11,994
         Unamortized premium......................       118                82              73
                                                     -------           -------         -------
            Total other senior debt...............    13,889            12,654          12,067
                                                     -------           -------         -------
               Notes and loans payable............   $15,236           $15,014         $14,878
                                                     =======           =======         =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Notes and Loans Payable (Continued)
--------------------------------

Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 25 days and 5.64%, respectively, at June 30, 1997. Short-term MTNs with original terms of one year or less, included in other senior debt, were $277 million at June 30, 1997. The weighted average interest rate on these short-term MTNs was 5.48% at June 30, 1997, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 5.92% at June 30, 1997, including the effect of derivative financial instruments. This rate has been calculated using rates in effect at June 30, 1997, some of which are floating rates that reset daily. Approximately 8% of other senior debt at June 30, 1997 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 5.89% at June 30, 1997. Approximately 39% of other senior debt at June 30, 1997 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 5.93% at June 30, 1997. TMCC manages interest rate risk via continuous adjustment of the mix of fixed and floating rate debt through use of interest rate swap agreements and option-based products.

Included in Notes and Loans Payable at June 30, 1997 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $7.4 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at June 30, 1997. The receivables or payables arising as a result of the differences between the June 30, 1997 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would in aggregate reflect a net payable position of $768 million at June 30, 1997.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Sale of Finance Receivables
------------------------------------

During April 1997, the Company sold retail finance receivables aggregating $784 million subject to certain limited recourse provisions. TMCC sold its receivables to Toyota Motor Credit Receivables Corporation ("TMCRC") which in turn sold them to a trust; TMCC remains as servicer and is paid a servicing fee. In a subordinated capacity, TMCRC retains excess servicing cash flows, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of TMCC. Following is a summary of amounts included in Investment in Marketable Securities and Other Receivables:

                                                      June 30, 1997
                                               -----------------------------
                                                                Investment
                                                  Other        in Marketable
                                               Receivables      Securities
                                               -----------     -------------
                                                   (Dollars in Millions)
Excess servicing..............................      $    -              $ 39
Other restricted amounts:
   Cash deposits..............................          19                 -
Allowance for estimated credit
   losses on sold receivables.................           -                (8)
                                                      ----              ----
      Total...................................        $ 19              $ 31
                                                      ====              ====

The net pretax gain resulting from the sale and repurchase of finance receivables totaled $8.7 million for the nine months ended June 30, 1997.

The outstanding balance of the sold finance receivables which TMCC continues to service at June 30, 1997 totaled $1.3 billion.

Note 7 - New Accounting Standard
--------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition and Results of Operations

The composition of TMCC's net earning assets as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volumes and finance penetration for the three and nine months ended June 30, 1997 and June 30, 1996 are summarized below:

                                      June 30,   September 30,      June 30,
                                        1997         1996             1996
                                      --------   -------------      ---------
                                            (Dollars in Millions)
Lease earning assets, net............  $12,740         $12,194        $11,352
Retail finance receivables, net......    5,624           5,288          5,652
Wholesale receivables and other
   dealer loans......................    1,129           1,015          1,308
Allowance for credit losses..........     (220)           (203)          (200)
                                       -------         -------        -------
   Total earning assets, net.........  $19,273         $18,294        $18,112
                                       =======         =======        =======

                                            Three Months Ended    Nine Months Ended
                                                 June 30,              June 30,
                                            ------------------    -----------------
                                             1997        1996      1997       1996
                                            -------    -------    -------   -------
Contract volume:
   Vehicle lease contracts...............    73,000     77,000    183,000   190,000
   Vehicle retail installment contracts..    67,000     70,000    174,000   158,000
                                            -------    -------    -------   -------
      Total..............................   140,000    147,000    357,000   348,000
                                            =======    =======    =======   =======

Finance penetration......................     39.4%      43.9%      35.1%     39.6%


TMCC's net earning assets increased to $19.3 billion at June 30, 1997 from $18.3 billion at September 30, 1996 and $18.1 billion at June 30, 1996. Asset growth from the prior year reflects primarily increased lease assets while asset growth for the nine months ended June 30, 1997 reflects increases in lease, retail and wholesale assets. The increase in allowance for credit losses reflects asset growth as well as an increased mix of used vehicles in the retail portfolio for which losses are provided at higher levels than new vehicles.

TMCC's lease contract volume declined for the quarter and nine months ended June 30, 1997 as compared with June 30, 1996 as a result of lower finance penetration attributable to reduced levels of lease programs sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS" or "Parent"). Leases purchased under TMS sponsored programs declined from 54,000 (70% of leases purchased) to 14,000 (19% of leases purchased) in the quarters ended June 30, 1996 and 1997, respectively. For the nine months ended June 30, 1996 and 1997, leases purchased under TMS sponsored programs declined from 128,000 (67% of leases purchased) to 45,000 (25% of leases purchased), respectively. The decline in TMCC's lease contract volume due to reduced TMS sponsored programs was substantially offset by the impact of continued strong sales of Toyota and Lexus vehicles as a result, in part, of consumer acceptance and competitive pricing of new and redesigned 1997 Toyota and Lexus vehicle models and TMCC's competitive leasing programs. TMCC's retail contract volume declined for the quarter ended June 30, 1997 as compared with June 30, 1996 as a result of lower finance penetration attributable to lower TMS sponsored special programs, partially offset by higher volume of contracts on used vehicles. Retail contracts purchased under TMS sponsored programs declined from 20,000 to 6,000 for the quarters ended June 30, 1996 and 1997, respectively. TMCC's retail contract volume increased for the nine months ended June 30, 1997 as compared with June 30, 1996 due to increased used vehicles financed from 50,000 at June 30, 1996 to 73,000 at June 30, 1997 as well as strong Toyota and Lexus new vehicle sales, partially offset by reduced volume under TMS sponsored retail programs from 37,000 units in fiscal 1996 to 12,000 units in fiscal 1997. The business of TMCC and its subsidiaries (collectively the "Company") is dependent upon the sale of Toyota and Lexus vehicles in the United States; lower levels of sales of such vehicles resulting from governmental action, decline in demand or other events could result in a reduction in the level of TMCC's operations.

TMCC's financing revenues increased 6% and 13% for the quarter and nine months ended June 30, 1997, respectively, as compared with the same periods in 1996 due to higher levels of lease and retail earning assets partially offset by lower wholesale assets and revenues primarily reflecting lower dealer inventory levels attributable to strong vehicle sales.

TMCC is subject to residual value risk in connection with its lease portfolio; TMCC's residual value risk is a function of the number of off-lease vehicles returned for disposition and any shortfall between the net disposition proceeds and the estimated unguaranteed residual values on returned vehicles. Total unguaranteed residual values related to TMCC's vehicle lease portfolio totaled approximately $9.2 billion and $8.2 billion at June 30, 1997 and 1996, respectively. The percentage of lease vehicles returned to and disposed of by TMCC which were originally scheduled to mature in the first nine months of fiscal 1997 was 16% as compared to 13% for the first nine months of fiscal 1996. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses on core models derived from market information on used vehicle sales, historical information, including lease vehicle return trends, and general economic factors. The provision for losses on returned lease vehicles as well as actual vehicle disposition losses and gains are included in TMCC's depreciation expense for operating leases and in leasing revenues for direct finance leases. As the lease portfolio matures, the Company anticipates that the level of vehicle lease returns will increase; however, the Company actively manages disposition of its lease vehicles and believes that its lease earning assets, net of the allowance for losses, are recorded at net realizable value.

Operating lease depreciation increased $23 million and $176 million for the quarter and nine months ended June 30, 1997, respectively, as compared with the same periods in 1996 primarily due to growth in operating lease assets. Included in depreciation expense are: (i) straight-line depreciation expense to the contractual residual value; (ii) provision for residual value losses and (iii) actual vehicle disposition losses and gains. The provision for losses on returned lease vehicles declined $19 million and $35 million for the quarter and nine months ended June 30, 1997, respectively, as compared with the same periods in 1996. The decline in loss provision reflects management's reevaluation of amounts provided for estimated residual value losses based on more favorable than anticipated vehicle return rates and loss experience as described in Note 2 of the Notes to the Consolidated Financial Statements. In addition, the reduction in the rate of growth of the allowance is consistent with the slowing rate of growth in lease assets as well as the Company's determination that the overall level of the allowance is appropriate. Vehicle disposition losses increased $20 million and $40 million for the quarter and nine months ended June 30, 1997 as compared with the same periods in 1996 reflecting primarily increased volume of returned units corresponding with a higher level of scheduled maturities. TMCC's operating lease portfolio includes contracts with terms ranging from 12 to 54 months; the average original contract term in TMCC's operating lease portfolio was 35 months at June 30, 1997 and 36 months at June 30, 1996, respectively.

Interest expense increased 9% and 14% during the quarter and nine months ended June 30, 1997, compared with the same periods in fiscal 1996 due to higher average borrowing levels required to fund the growth in earning assets, partially offset by a slight decline in the average cost of borrowing. TMCC's weighted average cost of borrowing was 5.87% and 5.89% for the nine months ended June 30, 1997 and 1996, respectively.

Other revenues increased 62% and 36% during the quarter and nine months ended June 30, 1997, compared with the same periods in fiscal 1996 due to growth in the Company's insurance operations and increased income related to the sale and servicing of finance receivables.

TMCC's operating and administrative expenses increased 7% and 8% during the quarter and nine months ended June 30, 1997 as compared with the same periods in 1996 primarily as a result of additional personnel and operating costs required to support TMCC's increased customer base and from growth in TMCC's insurance operations.

TMCC's provision for credit losses increased 29% during both the quarter and nine months ended June 30, 1997 as compared with the same periods in fiscal 1996 primarily as a result of less favorable credit loss experience.
Increased credit losses reflect an increased number of repossessed accounts and higher losses per repossessed account attributable to increased retail and lease accounts outstanding, a higher mix of used vehicles in the retail portfolio which historically produce higher losses than new business and aging of the lease portfolio. TMCC has not significantly altered its underwriting standards during the quarter and nine months ended June 30, 1997 as compared with the same periods in 1996. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of June 30, 1997.

Net credit loss experience, excluding net losses on receivables sold subject to limited recourse provisions, for the three and nine months ended June 30, 1997 and 1996 was as follows:

                                      Three Months Ended    Nine Months Ended
                                           June 30,              June 30,
                                      ------------------    -----------------
                                      1997          1996    1997         1996
                                      -----        -----    -----       -----
                                              (Dollars in Millions)

Gross Credit Losses                   $30.2        $19.2    $83.7       $58.9
Recoveries                             (3.4)        (3.2)    (9.1)       (9.5)
                                      -----        -----    -----       -----
Net Credit Losses...............      $26.8        $16.0    $74.6       $49.4
                                      =====        =====    =====       =====

Annualized Net Credit Losses
   as a % of Average Earning
   Assets.......................       .57%         .37%      .53%       .40%



                                   June 30,     September 30,     June 30,
                                     1997           1996            1996
                                  ---------     -------------     --------
                                            (Dollars in Millions)

Allowance for Credit Losses.....       $220            $203           $200

Allowance for Credit Losses
   as a % of Earning Assets.....      1.13%           1.10%          1.09%




TMCC's net income increased 10% for both the three and nine months ended June 30, 1997 as compared with the same periods in 1996. The growth in net income reflects higher levels of retail and lease assets, increased revenues associated with insurance operations and the sale and servicing of finance receivables and the favorable impact of the reevaluation of allowances for residual value losses on returned lease vehicles, partially offset by increased operating and administrative expenses, credit losses and lower wholesale revenues.

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

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.2 billion to $3.0 billion during the first nine months of fiscal 1997, with an average outstanding balance of $2.0 billion. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $2.0 billion at June 30, 1997. No loans were outstanding under any of these bank credit facilities during the first nine months of fiscal 1997. TMCC also maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $250 million to facilitate the issuance of letters of credit. At June 30, 1997, TMCC had issued approximately $39 million in letters of credit, primarily related to the Company's insurance operations.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. During the first nine months of fiscal 1997, TMCC issued approximately $3.3 billion of MTNs all of which had original maturities of one year or more. TMCC had approximately $11.2 billion of MTNs outstanding at June 30, 1997, including the effect of foreign currency translations at June 30, 1997 spot exchange rates; approximately $5.0 billion of the $11.2 billion in MTNs was denominated in foreign currencies. In addition to MTNs, TMCC had approximately $2.7 billion of debt securities outstanding at June 30, 1997, including the effect of foreign currency translations at June 30, 1997 spot exchange rates; approximately $1.7 billion of the $2.7 billion in debt securities was issued in the form of Eurobonds in the international capital markets and was denominated in foreign currencies.

TMCC anticipates continued use of MTNs in both the United States and international capital markets. At July 31, 1997, approximately $598 million was available for issuance under TMCC's United States public MTN program, none of which was committed for issue by the Company. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $16.0 billion, which was increased in July 1997 from the prior maximum of $12.0 billion. Approximately $4.9 billion was available for issuance under the Euro MTN program as of July 31, 1997 of which the Company has committed to issue approximately $56 million. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding.

During April 1997, TMCC concluded the sale of a pool of retail receivables totalling $784 million and the related offering of certificates backed by such receivables. Additionally, TMCC has registered approximately $700 million of securities, excluding MTNs, with the SEC which were available for issuance at July 31, 1997.

On October 1, 1996 Toyota Lease Trust ("TLT") was created as a Delaware business trust for the purpose of purchasing leases of Toyota and Lexus vehicles originated by Toyota and Lexus vehicle dealerships, taking and holding title to the related vehicles and disposing of the related off-lease vehicles, in each case in connection with development of a lease securitization program. TMCC anticipates that the number and principal amount of leases purchased by TLT will comprise a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio; however, until leases are included in a securitization transaction, they will continue to be classified as finance receivables on TMCC's balance sheet. A registration statement relating to a proposed securitization transaction has been filed with the SEC and TMCC anticipates that its first lease securitization will occur in the last quarter of fiscal 1997.

The Company's ratio of earnings to fixed charges was 1.32 for the first nine months of fiscal 1997 compared to 1.32, 1.42 and 1.60 for fiscal years 1996, 1995 and 1994, respectively. The decline in the ratio from 1995 and 1994 levels has not affected the Company's ability to maintain its liquidity or its access to its outside funding sources. The decline in the ratio is due to several factors, including higher interest, depreciation and operating expenses as well as increased provision for credit losses for the year ended September 30, 1996 and the first nine months of fiscal year 1997. The ratio of earnings to fixed charges has remained level for the nine months ended
June 30, 1997 as compared with the same period in 1996.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first nine months of fiscal 1997, cash used to purchase additional investments in operating leases and finance receivables, totaling $14.6 billion, was partially provided by the liquidation and sale of earning assets, totaling $12.1 billion. Investing activities resulted in a net cash use of $2.4 billion during the first nine months of fiscal 1997, as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets. Investing activities were also supported by net cash provided by operating and finance activities totaling $1.6 billion and $0.8 billion, respectively, during the first nine months of fiscal 1997. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets and issuance of commercial paper will provide sufficient liquidity to meet its future funding requirements.

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

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at June 30, 1997 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at June 30, 1997 was $68 million on an aggregate notional amount of $22.2 billion. At June 30, 1997 approximately 88% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties.

TMCC uses a value-at-risk methodology, in connection with other management tools, to assess the interest rate risk of aggregated loan and lease assets and financial liabilities, including derivatives and option-based products. TMCC is not subject to currency exchange rate risk as foreign currency denominated instruments are entirely hedged; however, risk of counterparty default exists. Value-at-risk represents the potential losses for a portfolio from adverse changes in market factors for a specified period of time and level of confidence. TMCC estimates value-at-risk using historical interest rate volatilities for the past two years. The value at risk of TMCC's portfolio as of June 30, 1997, measured as the potential 30 day loss in value from assumed adverse changes in interest rates that are estimated to cover 95% of likely market movements, totals $51.4 million on a mean portfolio value of $3.6 billion; alternatively, the value at risk represents 1.4% of the mean portfolio value.

As of June 30, 1997, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .42% from 5.90% to an estimated 6.32% at June 30, 1997. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .61% from 5.90% to an estimated 5.29% at June 30, 1997.

A reconciliation of the activity of TMCC's derivative financial instruments for the nine months ended June 30, 1997 and 1996 is as follows:

                                                     Nine Months Ended June 30,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  1997    1996    1997    1996    1997    1996    1997    1996
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)
Beginning notional amount.......  $5.6    $4.8    $6.8    $7.1    $6.2    $3.8    $1.9    $1.7

Add:
   New agreements...............   1.6     1.1     1.9     2.3     1.9     2.0     0.8     0.9

Less:

   Terminated agreements........     -       -       -       -       -       -       -       -
   Expired agreements...........   0.3     0.6     1.6     2.7     2.4     0.6     0.2     0.7
                                  ----    ----    ----    ----    ----    ----    ----    ----
Ending notional amount..........  $6.9    $5.3    $7.1    $6.7    $5.7    $5.2    $2.5    $1.9
                                  ====    ====    ====    ====    ====    ====    ====    ====


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that the level of lease vehicle returns will increase; that the lease earning assets on the Company's books are recorded at net realizable value; that allowances for credit losses are considered adequate to cover expected credit losses; the Company's continued use of MTNs in the United States and the international capital markets; that the number and principal amount of leases purchased by TLT will comprise a significant and increasing percentage of TMCC's lease portfolio; that TMCC's first lease securitization will occur in the last quarter of fiscal 1997; that the cash provided by operating, investing and financing activities will provide sufficient liquidity to meet TMCC's future funding requirements; and the continued performance of the Company's counterparties under derivative financial instruments. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products;
the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; increases in prevailing interest rates; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; increased costs associated with the Company's debt funding efforts; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements.

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

New Accounting Standards

In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements as well as separate disclosure of other components of comprehensive income in the equity section of the balance sheet. The Company has not determined the impact that adoption of this standard will have on its consolidated financial statements. The Company plans to adopt this accounting standard on October 1, 1998, as required.

In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, major customers and geographic areas. The Company has not determined the impact that adoption of this standard will have on its consolidated financial statement disclosures. The Company plans to adopt this accounting standard on October 1, 1998, as required.

Review by Independent Public Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and nine-month periods ended
June 30, 1997 and 1996, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 12, 1997 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various claims and actions are pending against TMCC and its subsidiaries with respect to financing activities, taxes and other matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of June 30, 1997 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.


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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

            The exhibits listed on the accompanying Exhibit Index, on page 21, are filed as part of this report.

            (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed by the registrant during the quarter ended June 30, 1997.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   August 12, 1997                   By     /S/ GEORGE BORST
                                             -------------------------------
                                                     George Borst
                                               Senior Vice President and
                                                    General Manager
                                             (Principal Executive Officer)



Date:   August 12, 1997                   By     /S/ GREGORY WILLIS
                                             -------------------------------
                                                     Gregory Willis
                                                     Vice President
                                               Finance and Administration
                                             (Principal Accounting Officer)

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