Form 10-K405
period 1997-09-30
TOYOTA MOTOR CREDIT CORP
filed 1997-12-24
CIK 834071

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended  September 30, 1997
                                ------------------
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
                                                    -----------------------

Securities registered pursuant to section 12(b) of the Act:

                                                     Name of each exchange
          Title of each class                         on which registered
          -------------------                       -----------------------
      6.30% Fixed Rate Medium-Term
       Notes due January 25, 1999                   New York Stock Exchange
----------------------------------------            -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.               Yes   X   No
                                                                  ---      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   [X]

          As of November 30, 1997, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                                    PART I

ITEM 1.   BUSINESS.

General

Toyota Motor Credit Corporation ("TMCC") is a wholly-owned subsidiary of Toyota Motor Sales, USA, Inc. ("TMS") and was incorporated in California in 1982 and commenced operations in 1983. TMCC provides retail leasing, retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii)and the Commonwealth of Puerto Rico. TMCC has seven wholly-owned subsidiaries, four of which are engaged in the insurance business, one limited purpose subsidiary formed primarily to acquire and securitize retail finance receivables, one limited purpose subsidiary formed primarily to acquire and securitize lease finance receivables and one subsidiary which provides retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle dealers and their customers in the Commonwealth of Puerto Rico. TMCC and its subsidiaries are collectively referred to as the "Company".

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

An operating agreement between TMCC and TMS (the "Operating Agreement"), provides that TMCC will establish its own financing rates and is under no obligation to TMS to finance wholesale obligations from any dealers or retail obligations of any customers. In addition, pursuant to the Operating Agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default. The Operating Agreement also specifies that TMS will retain 100% ownership of TMCC as long as TMCC has any funded debt outstanding and that TMS will make necessary equity contributions or provide other financial assistance TMS deems appropriate to ensure that TMCC maintains a minimum coverage on fixed charges of 1.10 times such fixed charges in any fiscal quarter. Under the Operating Agreement, all loans by TMS to TMCC must be subordinated to all other indebtedness of TMCC. As a result of the reorganization of Toyota's manufacturing operations in the United States and the accompanying establishment of Toyota Motor Manufacturing North America, Inc. ("TMMNA") described below under "Toyota Motor Sales, U.S.A., Inc.", the Operating Agreement was amended to require TMMNA, in addition to TMS, to provide financial assistance as necessary to maintain TMCC's minimum fixed charge coverage ratio and to require that any loans made by TMMNA to TMCC will be subordinated at all times to other indebtedness of TMCC. The Operating Agreement does not constitute a guarantee by TMS or TMMNA of any obligations of TMCC. The fixed charge coverage provision of the Operating Agreement is solely for the benefit of the holders of TMCC's commercial paper, and the Operating Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TMCC obligations.

Retail Leasing

TMCC purchases primarily new vehicle lease contracts originated by Toyota and Lexus dealers. Lease contracts purchased must first meet TMCC's credit standards after which TMCC assumes ownership of the leased vehicles and is generally permitted to take possession of vehicles upon lessee default. TMCC is responsible for contract collection and administration during the lease period and for the value of the vehicle at lease maturity if the vehicle is not purchased by the lessee or dealer. Off-lease vehicles returned to TMCC are sold through a network of auction sites located throughout the United States. TMCC requires lessees to carry fire, theft, collision and liability insurance on leased vehicles covering the interests of both TMCC and the lessee. In recent years, TMS has sponsored special lease programs by supporting reduced lease rates. Leasing revenues contributed 83%, 82% and 78% to total financing revenues for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as lessor and to hold title to leased vehicles in specified states in connection with a lease securitization program. TMCC acts as the servicer for lease contracts purchased by the Titling Trust from Toyota and Lexus dealers and services such lease contracts in the same manner as contracts owned directly by TMCC. TMCC holds an undivided trust interest in lease contracts owned by the Titling Trust, and such lease contracts are included in TMCC's lease assets, until such time as the beneficial interests in such contracts are transferred in connection with a securitization transaction.

Retail Financing

TMCC purchases primarily new and used vehicle installment contracts from Toyota and Lexus dealers. Certain of the used vehicle contracts purchased by TMCC are "Certified" Toyota and Lexus used vehicle contracts which relate to vehicles purchased by dealers, reconditioned and certified to meet certain Toyota and Lexus standards, and sold or leased with an extended warranty from the manufacturer. Installment contracts purchased must first meet TMCC's credit standards and thereafter TMCC retains responsibility for contract collection and administration. TMCC acquires security interests in the vehicles financed and generally can repossess vehicles if customers fail to meet contract obligations. Substantially all of TMCC's retail financings are non-recourse which relieves the dealers from financial responsibility in the event of repossession. TMCC requires retail financing customers to carry fire, theft and collision insurance on financed vehicles covering the interests of both TMCC and the customer. In recent years, TMS has sponsored special retail programs by supporting reduced interest rates. Retail financing revenues contributed 14%, 14% and 18% to total financing revenues for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

A summary of vehicle retail leasing and financing activity follows:

                                     Years Ended September 30,
                          -------------------------------------------------
                             1997      1996      1995      1994      1993
                          ---------  --------  --------  --------  --------
Contract volume:
   Lease................    262,000   276,000   179,000   204,000   112,000
   Retail...............    247,000   229,000   170,000   210,000   200,000
                          ---------  --------  --------  --------  --------
      Total.............    509,000   505,000   349,000   414,000   312,000
                          =========  ========  ========  ========  ========
Average amount financed:
   Lease................    $24,200   $23,300   $24,800   $23,700   $23,400
   Retail...............    $16,500   $16,200   $15,100   $14,000   $12,800

Outstanding portfolio at
   period end ($Millions):
      Lease.............    $11,622   $11,917    $9,305    $7,569    $4,604
      Retail............     $5,866    $5,105    $4,489    $5,162    $4,440
      Number of accounts  1,061,000 1,069,000   946,000   929,000   750,000


Retail receivables and interests in lease finance receivables sold, totaling $2.4 billion as of September 30, 1997 and $1.1 billion as of September 30, 1996, which TMCC continues to service, are excluded from the outstanding portfolio amounts in the above table.

Wholesale Financing

TMCC provides wholesale financing primarily to qualified Toyota and Lexus vehicle dealers to finance inventories of new Toyota and Lexus vehicles and used Toyota, Lexus and other vehicles. TMCC acquires security interests in vehicles financed at wholesale, and substantially all such financings are backed by corporate or individual guarantees from or on behalf of participating dealers. In the event of dealer default, TMCC has the right to liquidate any assets acquired and seek legal remedies pursuant to the guarantees. Pursuant to the Operating Agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default.

A summary of vehicle wholesale financing activity follows:

                                         Years Ended September 30,
                              ------------------------------------------------
                                1997      1996      1995      1994      1993
                              --------  --------  --------  --------  --------
Dealer loans ($Millions).....   $8,573    $8,017    $7,626    $7,055    $6,378
Dealer repayments ($Millions)   $8,684    $8,221    $7,444    $7,032    $6,152
Outstanding portfolio at
   period end ($Millions)....     $563      $668      $886      $727      $703
Average amount financed
   per vehicle...............  $20,695   $19,926   $18,999   $17,530   $16,500

TMCC also makes term loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements. These loans are typically secured with liens on real estate, other dealership assets and/or personal guarantees of the dealers. Wholesale and other dealer financing revenues contributed 3%, 4% and 4% to total financing revenues for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

Insurance

The principal activities of TMCC's insurance subsidiaries include marketing, underwriting, claims administration and providing certain coverages related to vehicle service agreements and contractual liability agreements sold by or through Toyota and Lexus vehicle dealers and affiliates to customers. In addition, the insurance subsidiaries insure and reinsure certain TMS and TMCC risks. Income before income taxes from insurance operations contributed 12%, 7% and 6% to total income before income taxes for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

Servicing

TMCC remains as servicer on accounts included in its asset-backed securitization transactions and is paid a servicing fee.

Funding

Funding to support the Company's level of earning assets is provided by access to the capital markets as well as earning asset liquidations and funds provided by operating activities. Capital market funding has generally been in the form of commercial paper, United States and Euro medium-term notes, Eurobonds and transactions through the Company's asset-backed securitization programs.

The Company uses a variety of derivative financial instruments to manage interest rate and currency exchange exposures. The derivative instruments utilized include cross currency and interest rate swap agreements, indexed note swap agreements and option-based products. The Company does not use any of these instruments for trading purposes.

Competition and Government Regulations

TMCC's primary competitors for retail leasing and financing are commercial banks, savings and loan associations, credit unions, finance companies and other captive automobile finance companies. Commercial banks and other captive automobile finance companies also provide wholesale financing for Toyota and Lexus dealers. Competition for the principal products and services provided through the insurance operations is primarily from national and regional independent service contract providers. TMCC's strategy is to supplement, with competitive financing and insurance programs, the overall commitment of TMS to offer a complete package of services to authorized Toyota and Lexus dealers and their customers.

The finance and insurance operations of the Company are regulated under both federal and state law. A majority of states have enacted legislation establishing licensing requirements to conduct retail and other finance and insurance activities. Most states also impose limits on the maximum rate of finance charges. In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on the Company's operations in these states if the Company were unable to pass on increased interest costs to its customers. In addition, state laws differ as to whether anyone suffering injury to person or property involving a leased vehicle may bring an action against the owner of the vehicle merely by virtue of that ownership. To the extent that applicable state law permits such an action, TMCC may be subject to liability to such an injured party. However, the laws of most states either do not permit such suits or limit the lessor's liability to the amount of any liability insurance that the lessee was required under applicable law to maintain (or, in some states, the lessor was permitted to maintain), but failed to maintain. TMCC's lease contracts contain provisions requiring the lessees to maintain levels of insurance satisfying applicable state law and TMCC maintains certain levels of contingent liability insurance for protection from catastrophic claims.

The Company's operations are also subject to regulation under federal and state consumer protection statutes. The Company continually reviews its operations for compliance with applicable laws. Future administrative rulings, judicial decisions and legislation may require modification of the Company's business practices and documentation.

Employee Relations

At November 30, 1997, the Company had approximately 2,400 full-time employees. The Company considers its employee relations to be good.

Segment Information

Financial information regarding industry segments is set forth in Note 16 of the Notes to Consolidated Financial Statements.

Toyota Motor Sales, U.S.A., Inc.

TMS was established in 1957 and as of September 30, 1997 is a wholly-owned subsidiary of Toyota Motor North America, Inc. ("TMA"). TMS is primarily engaged in the wholesale distribution of automobiles, light trucks, industrial equipment and related replacement parts and accessories throughout the United States (excluding Hawaii). Additionally, TMS exports automobiles and related replacement parts and accessories to Europe, Asia and United States territories. Through September 30, 1996, TMS manufactured certain automobiles through Toyota Motor Manufacturing, U.S.A., Inc., and manufactured trucks through Toyota Auto Body Corporation, Inc. ("TABC"), a wholly owned subsidiary. Effective October 1, 1996, Toyota Motor Manufacturing North America, Inc. ("TMMNA") was established to serve as the holding company for all manufacturing operations in the United States and to coordinate and support numerous manufacturing related administrative functions previously carried out independently by various Toyota entities in North America and by Toyota Motor Corporation ("TMC") in Japan. Both TMMNA and TMS are wholly-owned subsidiaries of TMA, a holding company owned 100% by TMC which was established on September 3, 1996.

TMS's corporate headquarters is located in Torrance, California. TMS has port facilities, regional sales offices and parts distribution centers located throughout the United States. Toyota vehicles are distributed in the United States in twelve regional sales areas, ten of which are operated by or through TMS and two which are serviced by private distributors who purchase vehicles directly from TMS and distribute to Toyota dealers within their respective regions. For the year ended September 30, 1997, these private distributors, Gulf States Toyota, Inc. of Houston, Texas and Southeast Toyota Distributors, Inc. of Deerfield Beach, Florida, accounted for approximately 31% of the Toyota vehicles sold in the United States (excluding Hawaii). Lexus vehicles are directly distributed by TMS to Lexus dealers throughout the United States (excluding Hawaii).

For the year ended September 30, 1997, TMS sold approximately 1,190,000 automobiles and light trucks in the United States (excluding Hawaii), of which approximately 731,000 were manufactured in the United States; TMS exported approximately 39,000 automobiles. TMS sales represented approximately 27% of TMC's worldwide sales volume for the year ended March 31, 1997. For the years ended September 30, 1997 and 1996, Toyota and Lexus vehicles accounted for approximately 8.0% and 7.5%, respectively, of all retail automobile and light truck sales in the United States.

Total revenues for TMS for the fiscal years ended September 30, 1997, 1996 and 1995, aggregated approximately $28.8 billion, $27.5 billion and $26.2 billion, respectively, of which approximately $25.3 billion, $24.4 billion and $23.7 billion, respectively, were attributable to revenues other than those associated with financial services. At September 30, 1997, 1996 and 1995, TMS had total assets of approximately $23.6 billion, $25.1 billion and $21.1 billion, respectively. TMS had net worth in excess of $4.1 billion and net income in excess of $225 million for each of the fiscal years ended September 30, 1997, 1996 and 1995.

Total revenues for TMMNA for the fiscal year ended September 30, 1997 aggregated approximately $10.6 billion, all of which was attributable to revenues other than those associated with financial services. At
September 30, 1997, TMMNA had total assets of approximately $3.5 billion, and net worth in excess of $2.1 billion. TMMNA had net income in excess of $100 million for the fiscal year ended September 30, 1997.

ITEM 2.   PROPERTIES.

The headquarters of the Company is located in Torrance, California, with 33 branch offices in cities throughout the United States and one branch office in the Commonwealth of Puerto Rico. A financial service center is located in Cedar Rapids, Iowa. All premises are occupied under lease.

ITEM 3.   LEGAL PROCEEDINGS.

Various claims and actions are pending against TMCC and its subsidiaries with respect to financing activities, taxes and other matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of September 30, 1997 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations.

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

ITEM 6.   SELECTED FINANCIAL DATA.

                                           Years Ended September 30,
                                  -------------------------------------------
                                   1997     1996     1995     1994     1993
                                  -------  -------  -------  -------  -------
                                              (Dollars in Millions)
INCOME STATEMENT DATA

Financing Revenues:

Leasing.......................... $ 2,739  $ 2,454  $ 1,902  $ 1,230  $   751
Retail financing.................     446      415      431      413      468
Wholesale and other
   dealer financing..............      89      109      121       86       80
                                  -------  -------  -------  -------  -------
Total financing revenues.........   3,274    2,978    2,454    1,729    1,299

Depreciation on leases...........   1,790    1,626    1,230      735      385
Interest expense.................     918      820      716      486      454
                                  -------  -------  -------  -------  -------
Net financing revenues...........     566      532      508      508      460

Other revenues...................     176      136      113       95       80
                                  -------  -------  -------  -------  -------
Net financing revenues
   and other revenues............     742      668      621      603      540
                                  -------  -------  -------  -------  -------
Expenses:

Operating and administrative.....     323      293      255      232      225
Provision for credit losses......     136      115       66       78       60
                                  -------  -------  -------  -------  -------
Total expenses...................     459      408      321      310      285
                                  -------  -------  -------  -------  -------

Income before income taxes.......     283      260      300      293      255

Provision for income taxes.......     121      108      117      118       97
                                  -------  -------  -------  -------  -------
Net Income....................... $   162  $   152  $   183  $   175  $   158
                                  =======  =======  =======  =======  =======

Ratio of earnings to
   fixed charges.................    1.31     1.32     1.42     1.60     1.56


BALANCE SHEET DATA

Investments in operating
  leases, net.................... $10,257  $10,831   $8,148   $6,215   $3,050
Finance receivables, net.........  $8,452   $7,474   $7,227   $7,834   $7,226
Total assets..................... $19,830  $19,309  $16,225  $14,791  $11,179
Notes and loans payable.......... $14,745  $15,014  $12,696  $11,833   $8,833
Capital stock....................    $915     $915     $865     $865     $680
Retained earnings................  $1,159     $997     $844     $662     $487


Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes TMCC's net income by business segment for the fiscal years ended September 30, 1997, 1996 and 1995:

                                             Years Ended September 30,
                                             ------------------------
                                             1997      1996      1995
                                             ----      ----      ----
                                              (Dollars in Millions)
Net income:
  Financing operations................       $142      $140      $171
  Insurance operations................         20        12        12
                                             ----      ----      ----
     Total net income.................       $162      $152      $183
                                             ====      ====      ====

The increase in TMCC's consolidated net income in fiscal 1997 is primarily attributable to earnings growth in TMCC's insurance operations, while the decline in fiscal 1996 net income reflects primarily higher provisions for vehicle disposition and credit losses and lower net interest margins in TMCC's financing operations. Net interest margins reflect the difference between interest rates implicit in leases and charged on retail, wholesale and other finance receivables, and interest rates paid on borrowings.

Net income from financing operations increased 1% in fiscal 1997 and decreased 18% in fiscal 1996. The increase in fiscal 1997 reflects higher net financing revenues attributable to earning asset growth and increased income from asset-backed securitization transactions, substantially offset by lower net interest margins, higher vehicle disposition and credit losses and increased personnel and operating expenses attributable to the increased account base. The decrease in fiscal 1996 reflects higher provisions for credit and vehicle disposition losses, lower net interest margins and higher personnel and operating expenses partially offset by higher financing revenues from earning asset growth and increased income from asset-backed securitization transactions.

Net income from insurance operations increased 67% in fiscal 1997 and remained stable in fiscal 1996. The increase in fiscal 1997 reflects increased underwriting profit from providing coverage under various agreements as well as higher investment income.

Earning Assets
--------------

The composition of TMCC's net earning assets (excluding retail receivables and interests in lease finance receivables sold through securitization transactions), contract volume and finance penetration as of and for the years ended September 30, 1997, 1996, and 1995 are as follows:

                                                      September 30,
                                               ---------------------------
                                                1997      1996      1995
                                               -------   -------   -------
                                                     (Dollars in Millions)

Vehicle lease
  Investment in operating leases, net........  $10,124   $10,745    $8,084
  Finance leases, net........................    1,498     1,172     1,221
                                               -------   -------   -------
Total vehicle leases.........................   11,622    11,917     9,305

Vehicle retail finance receivables, net......    5,866     5,105     4,489
Vehicle wholesale and other receivables......    1,434     1,486     1,752
Allowance for credit losses..................     (213)     (203)     (171)
                                               -------   -------   -------
Total net earning assets.....................  $18,709   $18,305   $15,375
                                               =======   =======   =======


                                                Years Ended September 30,
                                               ---------------------------
                                                1997      1996      1995
                                               -------   -------   -------
Contract volume:
   Vehicle lease.............................  262,000   276,000   179,000
   Vehicle retail............................  247,000   229,000   170,000
                                               -------   -------   -------
Total........................................  509,000   505,000   349,000
                                               =======   =======   =======

TMS sponsored contract volume:
   Vehicle lease.............................   72,000   190,000   111,000
   Vehicle retail............................   17,000    52,000    48,000
                                               -------   -------   -------
Total........................................   89,000   242,000   159,000
                                               =======   =======   =======

Retail volume:
   New volume................................  144,000   157,000   125,000
   Used volume...............................  103,000    72,000    45,000
                                               -------   -------   -------
Total........................................  247,000   229,000   170,000
                                               =======   =======   =======

Finance penetration (excluding fleet)........    36.2%     41.2%     31.8%


TMCC's net earning assets as of September 30, 1997 increased from September 30, 1996 due to growth in retail earning assets, partially offset by a decline in lease and wholesale earning assets. Retail earning assets increased from 1996 primarily due to a higher level of used vehicle (primarily increased Toyota and Lexus Certified used vehicles) financing in 1997, partially offset by the sale of finance receivables totaling $784 million in April 1997. Lease earning assets, consisting of investment in operating leases, net of accumulated depreciation, and lease finance receivables, net of unearned income, declined in 1997 from 1996 due to a higher level of lease maturities and the sale of $1.3 billion of interests in lease finance receivables during September 1997 in connection with a securitization transaction. The decline in wholesale earning assets from 1996 levels is attributable primarily to lower dealer inventories as a result of strong demand for certain Toyota and Lexus vehicles. The increase in allowance for credit losses reflects asset growth as well as an increased mix of used vehicles in the retail portfolio for which loss reserves are provided at higher levels than new vehicles.

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as a lessor and to hold title to leased vehicles in specified states. The value of the lease contracts purchased by the Titling Trust in fiscal 1997 represented approximately 22% of all lease contracts purchased by both TMCC and the Titling Trust. Substantially all leases owned by the Titling Trust are classified as finance receivables due to certain residual value insurance arrangements in place with respect to such leases, while leases of similar nature originated outside of the Titling Trust are classified as operating leases. The continued acquisition of leases by the Titling Trust is expected to cause a shift in the composition of earning assets from operating leases to finance receivables due to the classification differences described above.

TMCC's net earning assets as of September 30, 1996 increased from September 30, 1995 primarily due to growth in lease earning assets due to higher lease volume attributable to special lease programs sponsored by TMS.

TMS sponsors special lease and retail programs which allow TMCC to offer reduced monthly payments on certain Toyota and Lexus new vehicles and Toyota industrial equipment to qualified lease and retail customers. Support amounts received from TMS approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease and retail installment contract terms. The level of sponsored program activity varies based on TMS marketing strategies and revenues earned vary based on the mix of Toyota and Lexus vehicles, timing of programs and the level of support provided. TMCC's revenues earned from TMS sponsored special lease and retail contracts outstanding totaled $174 million, $174 million and $134 million for fiscal years 1997, 1996 and 1995, respectively.

TMCC's lease contract volume for the year ended September 30, 1997 declined from 1996 levels as a result of lower finance penetration attributable to reduced levels of lease programs sponsored by TMS. This decline was substantially offset by the strong sales of Toyota and Lexus vehicles as a result, in part, of consumer acceptance and competitive pricing of certain new and redesigned 1997 Toyota and Lexus models and TMCC's competitive leasing programs.

TMCC's retail contract volume for the year ended September 30, 1997 increased from 1996 levels as a result of higher used contract volume and strong Toyota and Lexus sales, partially offset by slightly lower finance penetration attributable to reduced TMS sponsored special retail programs.

Higher contract volume and finance penetration in 1996 compared to 1995 reflected increased volume primarily attributable to the TMS sponsored special lease programs.

Financing Revenue and Other Revenues
------------------------------------

TMCC's total financing revenues increased 10% in fiscal 1997 and 21% in fiscal 1996. The increase in fiscal 1997 reflects growth in average retail and lease earning assets, partially offset by a decline in average wholesale earning assets. The increase in fiscal 1996 reflects growth in average lease earning assets, partially offset by a decline in average retail and wholesale earning assets. TMCC's continued use of the Titling Trust to purchase leases, which may be sold in connection with securitization transactions, is expected to shift the composition of earning assets from operating leases to finance receivables, as discussed earlier, and will result in increased revenues from finance leases (until such interests in leases are sold in securitization transactions) and reduced operating lease revenues and depreciation expense.

The following table summarizes TMCC's other income for the fiscal years ended September 30, 1997, 1996 and 1995:

                                               Years Ended September 30,
                                              --------------------------
                                              1997       1996       1995
                                              ----       ----       ----
                                                 (Dollars in Millions)
Insurance operations revenues...............  $130       $110        $98
Gains and servicing fees on assets sold.....    40         23         13
Investment and other income.................     6          3          2
                                              ----       ----       ----
   Total other income.......................  $176       $136       $113
                                              ====       ====       ====

Insurance operations revenues increased 19% in fiscal 1997 due to higher underwriting revenues associated with in-force agreements as well as increased investment income. The increase in such revenues in fiscal 1996 is due primarily to higher underwriting revenues associated with in-force agreements.

The increases in gains and servicing fee income in fiscal 1997 and 1996 reflect an increase in the amount of assets sold through the Company's asset-backed securitization programs. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale and current financial market conditions.

Lease Depreciation
------------------

Included in lease depreciation expense are: (i) straight-line depreciation expense on operating leases to the contractual residual value (ii) provision for residual value losses on operating leases and (iii) actual vehicle disposition losses and gains. Operating lease depreciation expense increased $164 million and $394 million during fiscal 1997 and fiscal 1996, respectively, primarily due to growth in average operating lease assets. The provision for losses on returned operating lease vehicles declined $48 million in fiscal 1997 and increased $34 million during fiscal 1996. The reduction in the rate of growth of the allowance in 1997 is consistent with the slowing rate of growth in lease assets and the Company's determination that the overall level of the allowance is appropriate. The increase in provision in 1996 was consistent with the high growth in operating lease assets from 1995 levels. Vehicle disposition losses increased $61 million and $22 million during fiscal 1997 and fiscal 1996, respectively, reflecting primarily increased volume of returned units corresponding with a higher level of scheduled maturities and a higher vehicle return rate. TMCC's operating lease portfolio includes contracts with terms ranging from 12 to 54 months; the average original contract term in TMCC's operating lease portfolio was 35 months at September 30, 1997 and 36 months at September 30, 1996, respectively. As discussed earlier, the continued acquisition of leases by the Titling Trust is expected to shift the composition of earning assets from operating leases to finance receivables which will result in increased revenues from finance leases (until such interests in leases are sold in securitization transactions) and reduced operating lease revenues and depreciation expense.

TMCC is subject to residual value risk in connection with its lease portfolio; TMCC's residual value risk is a function of the number of off-lease vehicles returned for disposition and any shortfall between the net disposition proceeds and the estimated unguaranteed residual values on returned vehicles. Total unguaranteed residual values related to TMCC's vehicle lease portfolio totaled approximately $9.0 billion and $8.8 billion at September 30, 1997 and 1996, respectively. The percentage of lease vehicles returned to and disposed of by TMCC which were originally scheduled to mature during fiscal 1997 was 18% as compared to 14% and 11% during fiscal 1996 and 1995, respectively.
TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses on core models derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors. The provision for losses on returned lease vehicles is included in TMCC's depreciation expense for operating leases and in leasing revenues for direct finance leases. Actual vehicle disposition losses and gains are included in depreciation expense. As the lease portfolio has matured the level of vehicle lease returns have increased; however, the Company actively manages disposition of its lease vehicles and believes that its lease earning assets, net of the allowance for losses, are recorded at net realizable value.

Interest Expense
----------------

Interest expense increased 12% and 15% in fiscal 1997 and 1996, respectively. The increase in fiscal 1997 reflects higher average borrowings outstanding required to fund the growth in average earning assets, slightly offset by a decline in the average cost of borrowings. The increase in fiscal 1996 reflects higher average borrowings outstanding and an increase in the average cost of borrowings. The weighted average cost of borrowings was 5.87%, 5.90% and 5.78% for the years ended September 30, 1997, 1996 and 1995, respectively.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 10% and 15% in fiscal 1997 and 1996, respectively. The increases reflect primarily additional personnel and operating costs required to support TMCC's growing customer base as well as growth in the Company's insurance operations. TMCC anticipates continued growth in expenses reflecting increasing headcount and operating costs associated with portfolio growth and expanded customer service activities as well as costs in connection with computer system and software modifications to address year 2000 issues.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses increased 18% and 74% during fiscal 1997 and fiscal 1996, respectively. The increase in fiscal 1997 reflects higher credit losses, increasing mix of used vehicles in the retail portfolio and earning asset growth. The increase in fiscal 1996 was primarily related to the growth in earning assets and higher credit losses. Higher credit losses in 1997 reflect an increasing number of repossessed vehicles and higher losses per repossessed vehicle attributable to greater lease and retail accounts outstanding, higher mix of used vehicles in the retail portfolio which historically produce higher losses than new business and maturing of the lease portfolio. TMCC has not significantly altered its underwriting standards. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of September 30, 1997.

An analysis of credit losses and the related allowance follows, excluding net losses on receivables sold subject to limited recourse provisions:

                                          Years ended September 30,
                                    ------------------------------------
                                    1997    1996    1995    1994    1993
                                    ----    ----    ----    ----    ----
                                            (Dollars in Millions)
Allowance for credit losses
   at beginning of period.........  $203    $171    $164    $121    $107
Provision for credit losses.......   136     115      66      78      60
Charge-offs.......................  (116)    (81)    (63)    (47)    (51)
Recoveries........................    12      12      12      12      11
Other Adjustments.................   (22)    (14)     (8)      -      (6)
                                    ----    ----    ----    ----    ----
Allowance for credit losses
   at end of period...............  $213    $203    $171    $164    $121
                                    ====    ====    ====    ====    ====
Allowance as a percent of net
   investments in operating
   leases and net receivables
   outstanding....................  1.13%   1.10%   1.10%   1.15%   1.16%

Losses as a percent of average
   net investments in operating
   leases and average net
   receivables outstanding........   .55%    .41%    .34%    .30%    .41%

Aggregate balances at end of
   period for lease rentals
   and installments 60
   or more days past due..........   $30     $29     $20     $15     $16

Aggregate balances at end of
   period for lease rentals
   and installments 60 or more
   days past due as a percent
   of net investments in operating
   leases and gross receivables
   outstanding....................   .15%    .15%    .12%    .10%    .14%


LIQUIDITY AND CAPITAL RESOURCES

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities as well as transactions through the Company's asset-backed securities programs. Debt issuances have generally been in the form of commercial paper, United States and Euro medium-term notes ("MTNs") and Eurobonds. On occasion, this funding has been supplemented by loans and equity contributions from TMS.

Commercial paper issuances are utilized to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.2 billion to $3.0 billion during fiscal 1997, with an average outstanding balance of $1.9 billion. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $2.0 billion at September 30, 1997. No loans were outstanding under any of these bank credit facilities during fiscal 1997. TMCC also maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $250 million. At September 30, 1997, TMCC had issued approximately $24 million in letters of credit, primarily related to the Company's insurance operations.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. United States and Euro MTNs and Eurobonds have provided TMCC with significant sources of funding. During fiscal 1997, TMCC issued approximately $4.6 billion of MTNs and Eurobonds of which approximately
$4.4 billion had original maturities greater than one year.

The original maturities of all MTNs and Eurobonds outstanding at September 30, 1997 ranged from one to eleven years. At September 30, 1997, the amounts outstanding under MTNs and Eurobonds, including the effect of foreign currency translations at September 30, 1997 spot exchange rates, are as follows:

                                        Total
                                       U.S. and
                                       Foreign         Foreign
                                       Currency        Currency
                                     Denominated     Denominated
                                    -------------   -------------
MTNs..............................  $10.6 billion    $4.5 billion
Eurobonds.........................    2.5 billion     1.5 billion
                                    -------------    ------------
                                    $13.1 billion    $6.0 billion
                                    =============    ============

TMCC anticipates continued use of MTNs in both the United States and international capital markets. At November 30, 1997, approximately
$483 million was available for issuance under TMCC's United States public MTN program, $15 million of which was committed for issue by the Company. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $16.0 billion, which was increased in July 1997 from the prior maximum of $12.0 billion. Approximately $5.6 billion was available for issuance under the Euro MTN program as of November 30, 1997, of which the Company has committed to issue approximately $21 million. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, approximately $700 million of securities registered with the Securities and Exchange Commission, excluding MTNs, were available for issuance at November 30, 1997.

Additionally, TMCC utilizes its asset-backed securitization programs to generate funds for investment in earning assets. During the year ended September 30, 1997, TMCC sold retail finance receivables totaling $784 million and interests in lease finance receivables totaling $1,283 million as described in Note 7 of the Notes to the Consolidated Financial Statements. On October 1, 1996, Toyota Lease Trust was created as a Delaware business trust for the purpose of titling leases, originated in certain states, in connection with the lease securitization program. TMCC anticipates that the number and principal amount of leases purchased by the Toyota Lease Trust will comprise a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio; however, until leases are included in a securitization transaction, they will continue to be classified as finance receivables on TMCC's balance sheet.

TMCC utilizes a variety of interest rate and currency derivative financial instruments to manage interest rate and currency exchange exposures. The derivative instruments utilized include cross currency and interest rate swaps, indexed note swaps and option-based products. TMCC does not use any of these instruments for trading purposes. The total notional amount of TMCC's derivative financial instruments at September 30, 1997 and 1996 was $20.8 billion and $20.5 billion, respectively. The notional amounts of interest rate and indexed note swap agreements and option-based products do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The only market rate risk related to TMCC's portfolio is interest rate risk as foreign currency risks are entirely hedged through cross currency interest rate swap agreements.

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

TMCC also utilizes option-based products in managing its exposure to interest rate fluctuations. Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements. Option-based products are agreements which either grant TMCC the right to receive or require TMCC to make payments at specified interest rate levels.

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

TMCC utilizes cross currency interest rate swap agreements to entirely hedge exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executed cross currency interest rate swap agreements which involve the exchange of foreign currency principal and interest obligations for U.S. dollar obligations at agreed-upon currency exchange and interest rates.

Derivative financial instruments utilized by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. TMCC does not currently anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of September 30, 1997; TMCC has not experienced any counterparty default during the three years ended
September 30, 1997.

Changes in interest rates may impact TMCC's future weighted average interest rate on outstanding debt as a result of floating rate liabilities. As of September 30, 1997, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .58%, from 5.72% to an estimated 6.30%. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .77%, from 5.72% to an estimated 4.95% at September 30, 1997.

TMCC uses a value-at-risk methodology, in connection with other management tools, to assess and manage the interest rate risk of aggregated loan and lease assets and financial liabilities, including interest rate derivatives and option-based products. Value-at-risk represents the potential losses for a portfolio from adverse changes in market factors for a specified period of time and likelihood of occurrence (i.e. level of confidence). TMCC's value-at-risk methodology incorporates the impact from adverse changes in market interest rates but does not incorporate any impact from other market changes, such as foreign currency exchange rates or commodity prices, which do not affect the value of TMCC's portfolio. The methodology assumes that changes in interest rates are lognormally distributed. For options and instruments with non-linear returns, the model uses the Black Scholes method to approximate changes in fair value. The value-at-risk methodology excludes changes in fair values related to investments in marketable securities as these amounts are not significant. TMCC estimates value-at-risk using historical interest rate volatilities for the past two years and a stratified random sampling methodology.

The value at risk of TMCC's portfolio as of September 30, 1997, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates is as follows:


                                                  As of
                                            September 30, 1997
                                            ------------------
Mean portfolio value......................  $3,640.0 million
Value at risk.............................     $51.8 million
Percentage of the mean portfolio value....       1.4%
Confidence level..........................      95.0%

TMCC's calculated value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of TMCC's portfolio of financial instruments during the year.

On occasion, TMS has made equity contributions to maintain TMCC's equity capitalization at certain levels. No equity contributions were made during fiscal 1997. Also, on occasion, TMS makes interest-bearing loans to TMCC. There were no loans from TMS during fiscal 1997.

TMCC's ratio of earnings to fixed charges was 1.31, 1.32 and 1.42 in the years ended September 30, 1997, 1996, and 1995, respectively. The decline in the ratio from 1995 levels reflects increased interest expense corresponding with higher debt levels to support earning asset growth. Additionally, earnings have declined from 1995 levels due to higher vehicle disposition losses on off-lease vehicles, higher credit losses and increased operating expenses attributable to TMCC's growing customer base. TMCC management does not believe that the declining ratio of earnings to fixed charges is indicative of a material decline in the liquidity of the Company.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation of earning assets, totaling $15.6 billion and $13.6 billion during fiscal 1997 and 1996, respectively, was used to purchase additional investments in operating leases and finance receivables, totaling
$19.9 billion and $19.2 billion during fiscal 1997 and 1996, respectively. Investing activities resulted in a net use of cash of $2.3 billion and $4.8 billion in fiscal 1997 and 1996, respectively, as the purchase of additional earning assets, primarily investments in operating leases, exceeded cash provided by the liquidation of earning assets. Net cash provided by operating activities totaled $2.0 billion and $2.3 billion during fiscal 1997 and 1996, respectively, and net cash provided by financing activities totaled $0.3 billion and $2.6 billion, during fiscal 1997 and 1996, respectively. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

Year 2000 Computer Issue
------------------------

Several of the computer systems and software packages currently used by TMCC will not function properly in the year 2000 without modification; potential year 2000 malfunctions include erroneous system calculations and/or complete system failure. The Company has developed an action plan to utilize both internal resources and outside contractors to perform the necessary system and program modifications. The Company expects to substantially resolve year 2000 issues in fiscal year 1998 and 1999 and does not anticipate any related business interruptions.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that the Company considers its employee relations to be good; that the lease earning assets on the Company's books are recorded at net realizable value; that allowances for credit losses are considered adequate to cover expected credit losses; that the ultimate liability resulting from pending claims and actions should not have a material adverse effect on the Company's consolidated financial position or results of operations; that TMCC anticipates continued growth in operating expenses associated with portfolio growth, expanded customer service activities and computer system and software modifications to address year 2000 issues; that the Company expects to substantially resolve year 2000 issues in fiscal year 1998 and 1999 and does not anticipate any related business interruptions; that the number and principal amount of leases purchased by the Toyota Lease Trust will comprise a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio; that the purchase of leases by the Titling Trust is expected to cause a shift in the composition of earning assets from operating leases to finance receivables, resulting in increased revenues from finance leases (until such interests in leases are sold in securitization transactions) and reduced operating lease revenues and depreciation expense; that the Company does not currently anticipate non-performance by any of its counterparties; that TMCC anticipates the continued use of the Titling Trust in connection with securitization transactions; the Company's continued use of MTNs in the United States and the international capital markets; that the declining ratio of earnings to fixed charges is not indicative of a material decline in the liquidity of the Company; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet the Company's future funding requirements.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; increases in prevailing interest rates; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; the failure of the Company's action plan to resolve timely year 2000 issues due to non-performance by outside contractors or other factors; increased costs associated with the Company's debt funding efforts; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements as well as separate disclosure of other components of comprehensive income in the equity section of the balance sheet. The Company has not determined the impact that adoption of this standard will have on its consolidated financial statement disclosures. The Company plans to adopt this accounting standard by October 1, 1998, as required.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, major customers and geographic areas. The Company has not determined the impact that adoption of this standard will have on its consolidated financial statement disclosures. The Company plans to adopt this accounting standard by October 1, 1998, as required.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                    -------

Report of Independent Accountants................................     24

Consolidated Balance Sheet at September 30, 1997 and 1996........     25

Consolidated Statement of Income for the
   years ended September 30, 1997, 1996 and 1995.................     26

Consolidated Statement of Shareholder's Equity for
   the years ended September 30, 1997, 1996 and 1995.............     27

Consolidated Statement of Cash Flows for the
   years ended September 30, 1997, 1996 and 1995.................     28

Notes to Consolidated Financial Statements.......................   29-55







All schedules have been omitted because they are not required, not applicable, or the information has been included elsewhere.

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------








To the Board of Directors and Shareholder of Toyota Motor Credit Corporation




In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation (a wholly-owned subsidiary of Toyota Motor Sales, U.S.A., Inc.) and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Toyota Motor Credit Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/S/ PRICE WATERHOUSE LLP


Los Angeles, California
October 31, 1997

                      TOYOTA MOTOR CREDIT CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in Millions)

                                                       September 30,
                                                  -----------------------
                                                    1997           1996
                                                  --------       --------
               ASSETS
               ------

Cash and cash equivalents.................         $   177        $   170
Investments in marketable securities......             305            355
Investments in operating leases, net......          10,257         10,831
Finance receivables, net..................           8,452          7,474
Receivable from Parent....................             112             78
Other receivables.........................             137            164
Deferred charges..........................             164            131
Other assets..............................             183            106
Income taxes receivable...................              43              -
                                                   -------        -------

         Total Assets.....................         $19,830        $19,309
                                                   =======        =======

   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................         $14,745        $15,014
Accrued interest..........................             213            226
Accounts payable and accrued expenses.....           1,072            474
Deposits..................................             248            248
Income taxes payable......................               -             16
Deferred income...........................             517            612
Deferred income taxes.....................             954            805
                                                   -------        -------
      Total Liabilities...................          17,749         17,395
                                                   -------        -------
Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 91,500 in 1997 and
      1996)...............................             915            915
   Retained earnings......................           1,159            997
   Net unrealized gains on marketable
      securities..........................               7              2
                                                   -------        -------
      Total Shareholder's Equity..........           2,081          1,914
                                                   -------        -------
         Total Liabilities and
         Shareholder's Equity.............         $19,830        $19,309
                                                   =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                        TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Millions)

                                                  Years ended September 30,
                                                ----------------------------
                                                 1997       1996       1995
                                                ------     ------     ------
Financing Revenues:

   Leasing.................................     $2,739     $2,454     $1,902
   Retail financing........................        446        415        431
   Wholesale and other dealer financing....         89        109        121
                                                ------     ------     ------

Total financing revenues...................      3,274      2,978      2,454

   Depreciation on leases..................      1,790      1,626      1,230
   Interest expense........................        918        820        716
                                                ------     ------     ------
Net financing revenues.....................        566        532        508

Other revenues.............................        176        136        113
                                                ------     ------     ------
Net financing revenues and other revenues..        742        668        621
                                                ------     ------     ------
Expenses:

   Operating and administrative............        323        293        255
   Provision for credit losses.............        136        115         66
                                                ------     ------     ------

Total expenses.............................        459        408        321
                                                ------     ------     ------

Income before income taxes.................        283        260        300

Provision for income taxes.................        121        108        117
                                                ------     ------     ------

Net Income.................................     $  162     $  152     $  183
                                                ======     ======     ======





See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                        Net
                                  Capital  Retained  Unrealized
                                   Stock   Earnings  Gain/(Loss)  Total
                                  -------  --------  ----------  -------

Balance at September 30, l994...   $  865   $   662   $       -   $1,527


Net income in 1995..............        -       183           -      183

Change in net unrealized gain
   on available-for-sale
   marketable securities........        -         -          (1)      (1)
                                   ------  --------   ---------  -------

Balance at September 30, 1995...      865       845          (1)   1,709

Issuance of capital stock.......       50         -           -       50

Net income in 1996..............        -       152           -      152

Change in net unrealized gain
   on available-for-sale
   marketable securities........        -         -           3        3
                                   ------  -------    ---------  -------

Balance at September 30, 1996...      915      997            2    1,914

Net income in 1997..............        -      162            -      162

Change in net unrealized gain
   on available-for-sale
   marketable securities........        -        -            5        5
                                   ------  -------    ---------  -------

Balance at September 30, 1997...   $  915   $1,159    $       7   $2,081
                                   ======   ======    =========  =======




See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Dollars in Millions)

                                                              Years ended September 30,
                                                          ---------------------------------
                                                           1997         1996          1995
                                                          ------       ------        ------
Cash flows from operating activities:

   Net income..........................................   $  162       $  152        $  183
                                                          ------       ------        ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization..................    1,835        1,646         1,286
        Provision for credit losses....................      136          115            66
        Gain from sale of finance receivables, net.....      (23)         (15)          (11)
        (Decrease) increase in accrued interest........      (13)          36            34
        Increase in deferred income taxes..............      149          178           241
        (Increase) decrease in other assets............     (198)         (59)          114
        (Decrease) increase in other liabilities.......      (74)         220            99
                                                          ------       ------        ------
   Total adjustments...................................    1,812        2,121         1,829
                                                          ------       ------        ------

Net cash provided by operating activities..............    1,974        2,273         2,012
                                                          ------       ------        ------

Cash flows from investing activities:

   Addition to investments in marketable
      securities.......................................     (581)        (222)         (116)
   Disposition of investments in marketable
      securities.......................................      638           68            33
   Addition to investments in operating leases.........   (4,269)      (6,081)       (4,123)
   Disposition of investments in operating leases......    3,044        1,718           927
   Purchase of finance receivables.....................  (15,595)     (13,136)      (11,005)
   Liquidation of finance receivables..................   12,553       11,938        10,913
   Proceeds from sale of finance receivables...........    1,956          905           650
                                                          ------       ------        ------

Net cash used in investing activities..................   (2,254)      (4,810)       (2,721)
                                                          ------       ------        ------
Cash flows from financing activities:

   Proceeds from issuance of capital stock.............        -           50             -
   Proceeds from issuance of notes and loans payable...    5,482        5,894         5,733
   Payments on notes and loans payable.................   (4,510)      (4,587)       (4,989)
   Net (decrease) increase  in commercial paper,
      with original maturities less than 90 days.......     (685)       1,249           (62)
                                                          ------       ------        ------

Net cash provided by financing activities..............      287        2,606           682
                                                          ------       ------        ------

Net increase (decrease) in cash and cash equivalents...        7           69           (27)

Cash and cash equivalents at the beginning
   of the period.......................................      170          101           128
                                                          ------       ------        ------

Cash and cash equivalents at the end of the
   period..............................................   $  177       $  170        $  101
                                                          ======       ======        ======
Supplemental disclosures:

   Interest paid.......................................     $906         $778          $643
   Income taxes paid...................................       $5           $3            $2



See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Nature of Operations
-----------------------------

Toyota Motor Credit Corporation ("TMCC") provides retail and wholesale financing, retail leasing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii) and Puerto Rico. TMCC is a wholly-owned subsidiary of Toyota Motor Sales, U.S.A., Inc. ("TMS" or the "Parent"). TMS is primarily engaged in the wholesale distribution of automobiles, trucks, industrial equipment and related replacement parts and accessories throughout the United States (excluding Hawaii). Substantially all of TMS's products are purchased from Toyota Motor Corporation ("TMC") or its affiliates. TMC restructured its North American organizations with the establishment of Toyota Motor Manufacturing North America, Inc. ("TMMNA") on October 1, 1996. TMMNA functions to coordinate and support numerous manufacturing related administrative functions previously carried out independently by various Toyota entities in North America and by TMC in Japan. Both TMMNA and TMS are wholly-owned subsidiaries of Toyota Motor North America, Inc., a holding company owned 100% by TMC.

TMCC has seven wholly-owned subsidiaries, Toyota Motor Insurance Services, Inc. ("TMIS"), Toyota Motor Insurance Corporation of Vermont ("TMICV"), Toyota Motor Insurance Company ("TMIC"), Toyota Motor Life Insurance Company ("TLIC"), Toyota Motor Credit Receivables Corporation ("TMCRC"), Toyota Leasing, Inc. ("TLI") and Toyota Credit De Puerto Rico Corp. ("TCPR"). TMCC and its wholly-owned subsidiaries are collectively referred to as the "Company". The insurance subsidiaries provide certain insurance services along with certain insurance and contractual coverages in connection with the sale and lease of vehicles. In addition, the insurance subsidiaries insure and reinsure certain TMS and TMCC risks. TMCRC, a limited purpose subsidiary, operates primarily to acquire retail finance receivables from TMCC for the purpose of securitizing such receivables. TLI, a limited purpose subsidiary, was formed in April 1997 primarily to acquire lease finance receivables from TMCC for the purpose of securitizing such leases. TCPR was established in January 1996 to provide retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle dealers and their customers in Puerto Rico; TCPR commenced operations in October 1996.

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

      Allowance for Credit Losses
      ---------------------------

Allowances for credit losses are established during the period in which receivables are acquired and are maintained in amounts considered by management to be appropriate in relation to receivables outstanding based upon historical loss experience and other factors. Losses are charged to the allowance for credit losses when it has been determined that collateral cannot be recovered and any shortfall between proceeds received and the carrying cost of repossessed collateral is charged to the allowance. Recoveries are credited to the allowance for credit losses.

     Allowance for Residual Value Losses
     -----------------------------------

Allowances for estimated losses on lease vehicles returned to TMCC for disposition at lease termination are established based upon projected vehicle return rates and projected residual value losses on core models derived from available historical and market information as well as general economic factors. The provision for residual value losses is included in depreciation expense for operating leases and in leasing revenues for direct finance leases. Effective January 1997, and at each subsequent quarter end, TMCC reevaluated amounts provided for its allowance for estimated residual value losses based on recent vehicle return rates and loss experience which resulted in increased depreciation expense of $9.7 million and decreased leasing revenues of $2.4 million for a combined decrease in net financing revenues of $12.1 million for the nine months ended September 30, 1997.

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

      Insurance Operations
      --------------------

Revenues from insurance premiums and from providing coverage under various contractual agreements are earned over the terms of the respective policies and agreements in proportion to estimated claims activity. Certain costs of acquiring new business, consisting primarily of commissions and premium taxes, are deferred and amortized over the terms of the related policies on the same basis as revenues are earned. The liability for reported losses and the estimate of unreported losses are recorded in accounts payable and accrued expenses. Commission and fee income are recognized in relation to the level of services performed.

     Derivative Financial Instruments
     --------------------------------

TMCC uses a variety of derivative financial instruments to manage funding costs and risks associated with changes in interest and foreign currency exchange rates. The derivative instruments used include interest rate, cross currency interest rate and indexed note swap agreements and option-based products. TMCC does not use any of these instruments for trading purposes. The derivative financial instruments are specifically designated to the underlying debt obligations or to portfolio level risks. Cash flows related to these instruments are classified in the same categories as cash flows from related borrowing activities.

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

          Indexed Note Swap Agreements
          ----------------------------
Indexed note swap agreements are executed as an integral part of indexed note transactions. Any differential between contract rates and foreign currency spot exchange rates as of the reporting dates is classified in other receivables or accounts payable and accrued expenses; the interest differential paid or received on indexed note swap agreements is recorded on an accrual basis as an adjustment to interest expense over the term of the agreements.

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

     Income Taxes
     ------------

TMCC uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current period's provision for income taxes.

The Company joins with TMS in filing consolidated federal income tax returns and combined or consolidated income tax returns in certain states. Federal and state income tax expense is generally recognized as if the Company filed its tax returns on a stand alone basis. In those states where TMCC joins in the filing of consolidated or combined income tax returns, TMCC is allocated its share of the total income tax expense based on the Company's income or loss which would be allocable to such states if the Company filed separate returns. Based on an informal tax sharing agreement with TMS and other members of the TMS group, the Company pays TMS for its share of the consolidated federal and consolidated or combined state income tax expense and is reimbursed for the benefit of any of its tax basis losses utilized in the consolidated federal and consolidated or combined state income tax returns.

     Reclassifications
     -----------------

Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Marketable Securities
---------------------------------------------

TMCC records its investments in marketable securities which are designated as available-for-sale at fair value estimated using quoted market prices or discounted cash flow analysis. Unrealized gains, net of income taxes, related to available-for-sale securities are included as a separate component of shareholder's equity. Securities designated as held-to-maturity are recorded at amortized cost.

The estimated fair value and amortized cost of investments in marketable securities are as follows:

                                                September 30, 1997
                                            ---------------------------
                                                                Gross
                                                    Fair     Unrealized
                                            Cost    Value       Gains
                                            ----    -----    ----------
                                               (Dollars in Millions)
Available-for-sale securities:
   Equity securities...................     $ 50     $ 58           $ 8
   Asset-backed securities.............      161      164             3
   U.S. debt securities................       46       46             -
   Corporate debt securities...........       21       21             -
                                            ----     ----           ---
Total available-for-sale securities....     $278     $289           $11
                                                                    ===
Held-to-maturity securities:
   U.S. debt securities................       16       16
                                            ----     ----
Total marketable securities............     $294     $305
                                            ====     ====

                                                September 30, 1996
                                            ---------------------------
                                                                Gross
                                                    Fair     Unrealized
                                            Cost    Value       Gains
                                            ----    -----    ----------
                                               (Dollars in Millions)
Available-for-sale securities:
   Equity securities...................     $133     $135           $ 2
   Asset-backed securities.............      206      207             1
   U.S. debt securities................        2        2             -
                                            ----     ----           ---
Total available-for-sale securities....     $341     $344           $ 3
                                                                    ===
Held-to-maturity securities:
   U.S. debt securities................       11       11
                                            ----     ----
Total marketable securities............     $352     $355
                                            ====     ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Marketable Securities (Continued)
---------------------------------------------

The contractual maturities of investments in marketable securities at September 30, 1997 are as follows:

                                       Available-for-Sale    Held-to-Maturity
                                          Securities            Securities
                                       ------------------    ----------------
                                                    Fair                Fair
                                       Cost         Value    Cost       Value
                                       ----         -----    ----       -----
                                                  (Dollars in Millions)
Within one year......................  $  -          $  -    $ 12       $  12
After one year through five years....    21            21       4           4
After five years through ten years...    29            29       -           -
After ten years......................    17            17       -           -
Mutual funds.........................    50            58       -           -
Asset-backed securities..............   161           164       -           -
                                       ----          ----     ---         ---
   Total.............................  $278          $289    $ 16       $  16
                                       ====          ====    ====       =====

The proceeds from sales of available-for-sale securities were $416 million and $3 million for the years ended September 30, 1997 and 1996, respectively. Realized gains and losses on sales of available-for-sale securities were $5 million and $2 million, respectively, for the year ended September 30, 1997, and were immaterial for the years ended September 30, 1996 and 1995.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Investments in Operating Leases
----------------------------------------

      Investments in operating leases, net consisted of the following:

                                                         September 30,
                                                    ----------------------
                                                     1997            1996
                                                    -------        -------
                                                     (Dollars in Millions)
      Vehicles.................................     $12,557        $13,252
      Equipment and other......................         338            268
                                                    -------        -------
                                                     12,895         13,520
      Accumulated depreciation.................      (2,535)        (2,582)
      Allowance for credit losses..............        (103)          (107)
                                                    -------        -------
         Investments in operating leases, net..     $10,257        $10,831
                                                    =======        =======

Rental income from operating leases was $2,568 million, $2,292 million and $1,734 million for the years ended September 30, 1997, 1996 and 1995, respectively. Future minimum rentals on operating leases for each of the five succeeding years ending September 30, are: 1998 - $1,873 million; 1999 - $1,114 million; 2000 - $366 million; 2001 - $42 million; and 2002 -
$4 million. A substantial portion of TMCC's operating lease contracts have historically been terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.

Note 5 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                                         September 30,
                                                     ---------------------
                                                      1997           1996
                                                     ------         ------
                                                     (Dollars in Millions)
      Retail...............................          $6,315         $5,501
      Finance leases.......................           1,938          1,536
      Wholesale and other dealer loans.....             885          1,015
                                                     ------         ------
                                                      9,138          8,052
      Unearned income......................            (576)          (482)
      Allowance for credit losses..........            (110)           (96)
                                                     ------         ------
         Finance receivables, net..........          $8,452         $7,474
                                                     ======         ======

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Finance Receivables (Continued)
----------------------------

Contractual maturities are as follows:

       Due in the                                    Wholesale
      Years Ending                                   and Other
      September 30,                   Retail        Dealer Loans
      -------------                   ------        ------------
                                        (Dollars in Millions)
      1998..................          $1,907              $  671
      1999..................           1,639                  37
      2000..................           1,443                  54
      2001..................             949                  61
      2002..................             358                  50
      Thereafter............              19                  12
                                      ------              ------
         Total..............          $6,315              $  885
                                      ======              ======

Finance leases, net consisted of the following:

                                                          September 30,
                                                      ---------------------
                                                       1997           1996
                                                      ------         ------
                                                      (Dollars in Millions)
      Minimum lease payments..................        $1,260         $  878
      Estimated unguaranteed residual values..           678            658
                                                      ------         ------
         Finance leases.......................         1,938          1,536
      Unearned income.........................          (336)          (270)
      Allowance for credit losses.............           (24)           (19)
                                                      ------         ------
         Finance leases, net..................        $1,578         $1,247
                                                      ======         ======

The aggregate balances related to finance receivables 60 or more days past due totaled $17 million and $20 million at September 30, 1997 and 1996, respectively. Future minimum finance lease payments for each of the five succeeding years ending September 30, are: 1998 - $374 million; 1999 -
$329 million; 2000 - $305 million; 2001 - $174 million and 2002 - $78 million.
A substantial portion of TMCC's finance receivables have historically been repaid prior to contractual maturity dates; contractual maturities and future minimum lease payments as shown above should not be considered as necessarily indicative of future cash collections. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Allowance for Credit Losses
------------------------------------

     An analysis of the allowance for credit losses follows:

                                                    Years ended September 30,
                                                   --------------------------
                                                   1997       1996       1995
                                                   ----       ----       ----
                                                     (Dollars in Millions)
     Allowance for credit losses
        at beginning of period...........          $203       $171       $164
     Provision for credit losses.........           136        115         66
     Charge-offs.........................          (116)       (81)       (63)
     Recoveries..........................            12         12         12
     Other adjustments...................           (22)       (14)        (8)
                                                   ----       ----       ----

     Allowance for credit losses
        at end of period.................          $213       $203       $171
                                                   ====       ====       ====


Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables
------------------------------------------------------------------------------

Effective January 1, 1997, TMCC adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 addresses the accounting for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and the accounting for and classification of previously recognized excess servicing assets. In accordance with the requirements of this statement, the Company has reclassified its previously recognized excess servicing receivables from other receivables to investments in marketable securities for all balance sheet periods presented.

In April 1997, and July 1996, TMCC sold retail finance receivables totaling $784 million and $782 million, respectively, to TMCRC which in turn sold them to a trust; TMCC continues to act as servicer and is paid a servicing fee. TMCC holds an undivided trust interest ("UTI") in leases held in a titling trust established by TMCC. In September 1997, TMCC identified certain leases included in the UTI to be allocated to a separate portfolio represented by a special unit of beneficial interest ("SUBI") totaling $1,283 million and sold the SUBI to TLI. TLI in turn contributed substantially all of the SUBI to a trust; TMCC continues to act as servicer for all assets represented by the UTI and the SUBI and is paid a servicing fee. TMCRC and TLI retain subordinated interests in the excess cash flows of these transactions, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. None of the retail finance receivables sold to TMCRC, the lease assets represented by the SUBI or the restricted assets are available to satisfy any obligations of TMCC.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables
------------------------------------------------------------------------------
        (Continued)


Following is a summary of amounts included in investment in marketable securities and other receivables:

                                                         September 30,
                                                     ---------------------
                                                     1997             1996
                                                     ----             ----
                                                     (Dollars in Millions)
      Investment in marketable securities
         Excess servicing....................        $ 77             $ 35
         Allowance for estimated credit and
           residual value losses on sold
           receivables.......................         (28)              (5)
                                                     ----             ----
             Total...........................        $ 49             $ 30
                                                     ====             ====
      Other receivables
         Cash deposits.......................        $ 51             $ 20
         Undivided interest in trust.........          24                2
                                                     ----             ----
             Total...........................        $ 75             $ 22
                                                     ====             ====

The pretax gain resulting from the sale of retail receivables and interests in lease finance receivables totaled $23 million and $15 million in fiscal 1997 and 1996, respectively, after providing for an allowance for estimated credit and residual value losses.

The outstanding balance of sold retail finance receivables which TMCC continues to service at September 30, 1997 and 1996 totaled $1.1 billion for both periods. The outstanding balance of the lease finance receivables represented by the sold SUBI which TMCC continues to service at September 30, 1997 totaled $1.3 billion.

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

TMS provides certain technical and administrative services and incurs certain expenses on the Company's behalf and, accordingly, allocates these charges to the Company. The charges, reimbursed by TMCC to TMS, totaled $12 million, $12 million and $8 million for the years ended September 30, 1997, 1996 and 1995, respectively. In addition, TMS sponsors special retail and lease programs offered by TMCC; for the years ended September 30, 1997, 1996 and 1995, TMCC recognized revenue of $174 million, $174 million and $134 million, respectively, related to TMS sponsored programs.

TMCC has an arrangement to borrow and invest funds with TMS at short term market rates. For the years ended September 30, 1997 and 1996, TMCC did not borrow from TMS. For the year ended September 30, 1995, the highest amount of borrowings from TMS was $34 million; interest charges related to these borrowings were immaterial. The Operating Agreement provides that borrowings from TMS are subordinated to all other indebtedness of TMCC. For the years ended September 30, 1997, 1996 and 1995, the highest amounts of funds invested with TMS were $817 million, $224 million and $603 million, respectively; interest earned on these investments totaled $5 million, $5 million and $16 million for the years ended September 30, 1997, 1996 and 1995, respectively.

The Company leases its headquarters facility from TMS; rent expense paid to TMS for this facility totaled $3 million for each of the years ended
September 30, 1997, 1996 and 1995. TMCC leases a corporate aircraft to TMS and provides wholesale financing for TMS affiliates; TMCC recognized revenue related to these arrangements of $5 million, $3 million and $3 million for the years ended September 30, 1997, 1996 and 1995, respectively.

TMIS and TMICV provide certain insurance services, and insurance and reinsurance coverages, respectively, to TMS. Premiums, commissions and fees earned on these services for the years ended September 30, 1997, 1996 and 1995 totaled $12 million, $7 million and $4 million, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Notes and Loans Payable
--------------------------------

Notes and loans payable at September 30, 1997 and 1996, which consisted of senior debt, included the following:

                                                          September 30,
                                                     ----------------------
                                                       1997           1996
                                                     -------        -------
                                                      (Dollars in Millions)
       Commercial paper, net...................       $1,512        $ 2,360
                                                     -------        -------
       Other senior debt, due in the years
          ending September 30,:
             1997..............................            -          3,211
             1998..............................        2,868          2,760
             1999..............................        1,324          1,384
             2000..............................        2,505          2,137
             2001..............................        2,154          2,216
             2002..............................        2,660            491
             Thereafter........................        1,606            373
                                                     -------        -------
                                                      13,117         12,572
       Unamortized premium.....................          116             82
                                                     -------        -------
             Total other senior debt...........       13,233         12,654
                                                     -------        -------
                Notes and loans payable........      $14,745        $15,014
                                                     =======        =======

Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term of commercial paper was 23 days and 31 days at September 30, 1997 and 1996, respectively. The weighted average interest rate on commercial paper was 5.58% and 5.41% at September 30, 1997 and 1996, respectively. Short-term MTNs with original terms of one year or less, included in other senior debt, were $221 million and $559 million at September 30, 1997 and 1996, respectively. The weighted average interest rate on these short-term MTNs was 5.46% and 5.19% at September 30, 1997 and 1996, respectively, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 5.85% and 5.98% at September 30, 1997 and 1996, respectively, including the effect of interest rate swap agreements and option-based products. The rates have been calculated using rates in effect at September 30, 1997 and 1996, some of which are floating rates that reset daily. Approximately 8% of other senior debt at September 30, 1997 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 5.89% at September 30, 1997. Approximately 40% of other senior debt at September 30, 1997 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 6.02% at September 30, 1997. TMCC manages interest rate risk via continuous adjustment of the mix of fixed and floating rate debt through use of interest rate swap agreements and option-based products.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Notes and Loans Payable (Continued)
--------------------------------

Included in notes and loans payable at September 30, 1997 and 1996 were unsecured notes denominated in various foreign currencies as follows:

                                                       September 30,
                                               ------------------------------
                                                  1997                1996
                                               -----------        -----------
                                                     (Amounts in Millions)
     Australian dollar...................              250                250
     British pound sterling..............              150                150
     Canadian dollar.....................              300                300
     Czech koruna........................            2,000                  -
     Danish kroner.......................              400                  -
     Dutch guilder.......................              500                555
     French franc........................            1,545              2,545
     German deutsche mark................            2,772              1,052
     Hong Kong dollar....................              150                150
     Italian lire........................          927,300            493,300
     Japanese yen........................          187,502            197,699
     Luxembourg franc....................            2,000                  -
     New Zealand dollar..................              200                100
     South African rand..................              400                250
     Swedish kronor......................              670                670
     Swiss franc.........................            1,950              1,940


Concurrent with the issuance of these unsecured notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $6.8 billion at September 30, 1997. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at September 30, 1997. The receivables or payables arising as a result of the differences between the September 30, 1997 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in other receivables or accounts payable and accrued expenses, respectively, and would in aggregate total a net payable position of $791 million at September 30, 1997.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments
---------------------------------------------

The fair value of financial instruments at September 30, 1997 and 1996, was estimated using the valuation methodologies described below. Considerable judgement was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1997 and 1996 are as follows:


                                                          September 30,
                                       ---------------------------------------------------
                                                1997                        1996
                                       ------------------------   ------------------------
                                        Carrying       Fair        Carrying       Fair
                                         Amount        Value        Amount        Value
                                       -----------   ----------   -----------   ----------
                                                      (Dollars in Millions)
Balance sheet financial
   instruments:

Assets:

Cash and cash equivalents...........     $177           $177         $170          $170
Investments in marketable
   securities.......................     $305           $305         $355          $355
Retail finance receivables, net.....   $6,875         $6,724       $6,228        $6,121
Other receivables...................     $121           $121          $48           $49
Receivables from cross currency
   interest rate swap agreements....      $10            $20         $116          $152

Liabilities:

Notes and loans payable.............  $14,745        $15,290      $15,014       $15,398
Payables from cross currency
   interest rate swap agreements....     $801           $543         $287          $108
Other payables......................     $271           $271         $187          $187


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments (Continued)
---------------------------------------------

                                            September 30,
                           -------------------------------------------------
                                     1997                      1996
                           -----------------------  ------------------------
                           Contract or  Unrealized   Contract or  Unrealized
                            Notional      Gains/      Notional      Gains/
                             Amount      (Losses)      Amount      (Losses)
                           -----------  ----------   -----------  ----------
                                          (Dollars in Millions)
Off-balance sheet
   financial instruments:

Cross currency interest
   rate swap agreements.....   $6,534        $(491)       $5,642         $72
Interest rate swap
   agreements...............   $6,318         $127        $6,759         $37
Option-based products.......   $5,600          $16        $6,220         $26
Indexed note swap
   agreements...............   $2,340          $(1)       $1,924        $(37)


The fair value estimates presented herein are based on information available to management as of September 30, 1997 and 1996. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since September 30, 1997 and 1996 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

      Retail Finance Receivables
      --------------------------

The carrying amounts of $800 million and $900 million of variable rate finance receivables at September 30, 1997 and 1996, respectively, were assumed to approximate fair value as these receivables reprice at prevailing market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using the rates at which loans of similar credit quality and maturity would be originated as of September 30, 1997 and 1996.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments (Continued)
---------------------------------------------

      Other Receivables and Other Payables
      ------------------------------------

The carrying amount and fair value of other receivables and other payables are presented separately from the receivables and payables arising from cross currency interest rate swap agreements. The fair value of amounts associated with the sale of finance receivables was estimated by discounting expected cash flows using quoted market interest rates as of September 30, 1997 and 1996. The carrying amount of the remaining other receivables and payables approximate market value due to the short maturity of these instruments.

      Notes and Loans Payable
      -----------------------

The fair value of notes and loans payable was estimated by discounting expected cash flows using the interest rates at which debt of similar credit quality and maturity would be issued as of September 30, 1997 and 1996. The carrying amount of commercial paper was assumed to approximate fair value due to the short maturity of these instruments.

      Cross Currency Interest Rate Swap Agreements
      --------------------------------------------

The estimated fair value of TMCC's outstanding cross currency interest rate swap agreements was derived by discounting expected cash flows using quoted market exchange rates and quoted market interest rates as of September 30, 1997 and 1996.

      Interest Rate Swap Agreements
      -----------------------------

The estimated fair value of TMCC's outstanding interest rate swap agreements was derived by discounting expected cash flows using quoted market interest rates as of September 30, 1997 and 1996.

      Option-based Products
      -----------------------

The estimated fair value of TMCC's outstanding option-based products was derived by discounting expected cash flows using market exchange rates and market interest rates as of September 30, 1997 and 1996.

      Indexed Note Swap Agreements
      ----------------------------

The estimated fair value of TMCC's outstanding indexed note swap agreements was derived using quoted market prices as of September 30, 1997 and 1996.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Financial Instruments with Off-Balance Sheet Risk
-----------------------------------------------------------

Inventory Lines of Credit
-------------------------

TMCC has extended inventory floorplan lines of credit to dealers, the unused portion of which amounted to $1,163 million and $1,119 million at September 30, 1997 and 1996, respectively. Security interests are acquired in vehicles and equipment financed and substantially all such financings are backed by corporate or individual guarantees from or on behalf of the participating dealers.

Derivative Financial Instruments
--------------------------------

TMCC utilizes a variety of derivative financial instruments to manage its currency exchange rate risk arising as a result of borrowings denominated in foreign currencies and its interest rate risk as explained in this note. TMCC does not enter into these arrangements for trading purposes.

A reconciliation of the activity of TMCC's derivative financial instruments for the years ended September 30, 1997 and 1996 is as follows:


                                                       September 30,
                             ----------------------------------------------------------------
                                Cross
                               Currency
                               Interest         Interest                           Indexed
                              Rate Swap        Rate Swap       Option-based       Note Swap
                              Agreements       Agreements        Products         Agreements
                             ------------     ------------     -------------     ------------
                             1997    1996     1997    1996     1997     1996     1997    1996
                             ----    ----     ----    ----     ----     ----     ----    ----
                                                (Dollars in Billions)
Beginning Notional Amount... $5.6    $4.8     $6.8    $7.1     $6.2     $3.8     $1.9    $1.7

Add:
   New agreements...........  2.0     1.7      2.0     3.1      2.6      3.4      1.0     1.2

Less:
   Expired agreements.......  1.1     0.9      2.5     3.4      3.2      1.0      0.5     1.0
                             ----    ----     ----    ----     ----     ----     ----    ----
Ending Notional Amount...... $6.5    $5.6     $6.3    $6.8     $5.6     $6.2     $2.4    $1.9
                             ====    ====     ====    ====     ====     ====     ====    ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

Interest Rate Risk Management
-----------------------------

TMCC utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. The original maturities of interest rate swap agreements ranged from one to seven years at September 30, 1997.

TMCC also utilizes option-based products in managing its exposure to interest rate fluctuations. Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements. Option-based products are agreements which either grant TMCC the right to receive or require TMCC to make payments at specified interest rate levels.
Approximately 40% of TMCC's other senior debt at September 30, 1997 had floating interest rates that were covered by option-based products which had an average strike rate of 6.02%. The premiums paid for option-based products are included in deferred charges and are amortized to interest expense over the life of the instruments on a straight-line basis. Amounts receivable under option-based products are recorded as a reduction to interest expense. The original maturities of option-based products ranged from two to three years at September 30, 1997.

The aggregate notional amounts of interest rate swap agreements and option-based products outstanding at September 30, 1997 and 1996 were as follows:

                                                            September 30,
                                                        ---------------------
                                                        1997             1996
                                                        ----             ----
                                                        (Dollars in Billions)
     Fixed rate swaps...............................    $1.5             $2.3

     Floating rate swaps............................     4.1              3.1

     Basis swaps....................................     0.7              1.4
                                                        ----             ----

         Total interest rate swap agreements........    $6.3             $6.8
                                                        ====             ====

     Option-based products..........................    $5.6             $6.2
                                                        ====             ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

Interest Rate Risk Management (Continued)
-----------------------------

TMCC utilizes indexed note swap agreements in managing its exposure in connection with debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying instruments. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities. At September 30, 1997, TMCC was the counterparty to $2.4 billion of indexed note swap agreements, of which $0.3 billion was denominated in foreign currencies and $2.1 billion was denominated in U.S. dollars. At September 30, 1996, TMCC was the counterparty to $1.9 billion of indexed note swap agreements, of which $0.6 billion was denominated in foreign currencies and $1.3 billion was denominated in U.S. dollars. The original maturities of indexed note swap agreements ranged from one to eleven years at September 30, 1997.

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

Foreign Exchange Risk Management
--------------------------------

TMCC utilizes cross currency interest rate swap agreements to manage exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executed cross currency interest rate swap agreements which involve the exchange of foreign currency principal and interest obligations for U.S. dollar obligations at agreed-upon currency exchange and interest rates. The aggregate notional amounts of cross currency interest rate swap agreements at September 30, 1997 and 1996 were $6.5 billion and $5.6 billion, respectively. The original maturities of cross currency interest rate swap agreements ranged from one to seven years at September 30, 1997.

                    TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------


Credit Risk Management
----------------------

TMCC manages the risk of counterparty default through the use of credit standard guidelines, counterparty diversification and monitoring of counterparty financial condition. At September 30, 1997, approximately 90% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of September 30, 1997; TMCC has not experienced any counterparty default during the three years ended September 30, 1997. Additionally, TMCC's loss in the event of counterparty default is partially mitigated as a result of master netting agreements in place with all derivative counterparties which allow the net difference between TMCC and each counterparty to be exchanged in the event of default.

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at September 30, 1997 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at September 30, 1997 was $39 million on an aggregate notional amount of $20.8 billion.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Pension and Other Benefit Plans
-----------------------------------------

All full-time employees of the Company are eligible to participate in the TMS pension plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service and the highest sixty consecutive months' compensation, reduced by a percentage of social security benefits. For the years ended September 30, 1997, 1996 and 1995, the Company's pension expense was $4 million, $4 million and $2 million, respectively. At September 30, 1997, 1996 and 1995, the accumulated benefit obligation and plan net assets for employees of the Company were not determined separately from TMS; however, the plan's net assets available for benefits exceeded the accumulated benefit obligation. TMS funding policy is to contribute annually the maximum amount deductible for federal income tax purposes.

Note 13 - Provision for Income Taxes
------------------------------------

     The provision for income taxes consisted of the following:

                                                Years ended September 30,
                                               --------------------------
                                               1997       1996       1995
                                               ----       ----       ----
                                                  (Dollars in Millions)
     Current
        Federal...........................     $(14)      $(47)      $(97)
        State.............................      (14)       (23)       (27)
                                               ----       ----       ----
           Total current .................      (28)       (70)      (124)
                                               ----       ----       ----
     Deferred
        Federal...........................      109        129        173
        State.............................       40         49         68
                                               ----       ----       ----
           Total deferred.................      149        178        241
                                               ----       ----       ----
              Provision for income taxes..     $121       $108       $117
                                               ====       ====       ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Provision for Income Taxes (Continued)
------------------------------------

The deferred federal and state income tax liabilities are as follows:

                                                          September 30,
                                                      ---------------------
                                                      1997             1996
                                                      ----             ----
                                                      (Dollars in Millions)
     Federal........................................  $831             $643
     State..........................................   123              162
                                                      ----             ----
        Net deferred income tax liability...........  $954             $805
                                                      ====             ====

The Company's deferred tax assets and liabilities consisted of the following:

                                                           September 30,
                                                       ---------------------
                                                       1997             1996
                                                       -----           -----
                                                       (Dollars in Millions)
     Assets:
        Alternative minimum tax.....................   $ 472           $ 436
        Provision for losses........................     148             116
        Deferred administrative fees................      63              54
        NOL carryforwards...........................      56              49
        Deferred acquisition costs..................       8              12
        Unearned insurance premiums.................       3               4
        Revenue recognition.........................       3               2
        Other.......................................       -               3
                                                       -----           -----
           Deferred tax assets......................     753             676
                                                       -----           -----
     Liabilities:
        Lease transactions..........................   1,511           1,330
        State taxes.................................     190             151
        Other.......................................       6               -
                                                       -----           -----
           Deferred tax liabilities.................   1,707           1,481
                                                       -----           -----
           Valuation allowance......................       -               -
                                                       -----           -----
              Net deferred income tax liability.....   $ 954           $ 805
                                                       =====           =====

TMCC has state tax net operating loss carryforwards of $756 million which expire beginning in fiscal 1998 through 2010.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Provision for Income Taxes (Continued)
------------------------------------

A reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and actual income taxes provided is as follows:

                                                Years ended September 30,
                                                -------------------------
                                                1997      1996       1995
                                                ----      ----       ----
                                                  (Dollars in Millions)
      Provision for income taxes at
         federal statutory tax rate.........    $ 99      $ 91       $105
      State and local taxes (net of
         federal tax benefit)...............      17        17         26
      Other, including changes in
         applicable state tax rates.........       5         -        (14)
                                                ----      ----       ----
         Provision for income taxes.........    $121      $108       $117
                                                ====      ====       ====

      Effective tax rate....................   42.69%    41.52%     39.12%


Note 14 - Lines of Credit/Standby Letters of Credit
---------------------------------------------------

To support its commercial paper program, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $2.0 billion at September 30, 1997 and 1996. No loans were outstanding under any of these bank credit facilities as of September 30, 1997 or 1996.

To facilitate and maintain letters of credit, TMCC maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $250 million as of September 30, 1997. Approximately $24 million in letters of credit had been issued, primarily related to the Company's insurance operations as of September 30, 1997, compared to $44 million as of September 30, 1996. The letters of credit for the insurance companies are used to satisfy requirements of certain insurance carriers and state insurance regulatory agencies.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Commitments and Contingent Liabilities
------------------------------------------------

At September 30, 1997, the Company was a lessee under lease agreements for facilities with minimum future commitments as follows: years ending September 30, 1998 - $9 million; 1999 - $7 million; 2000 - $4 million; 2001 -
$3 million; 2002 - $2 million; thereafter - $1 million.

TMCC has guaranteed payments of principal and interest on $58 million principal amount of flexible rate demand pollution control revenue bonds maturing in 2006, issued in connection with the Kentucky manufacturing facility of an affiliate.

TMCC has guaranteed the obligations of TMIS relating to vehicle service insurance agreements issued on or after July 1, 1997, in the Commonwealth of Virginia. This guarantee has been given without regard to any security and without any limitation as to duration or amount. TMCC has also guaranteed the obligations of TMIS under an ISDA master agreement relating to swap transactions and other financial instruments.

An operating agreement between TMCC and TCPR (the "Agreement"), provides that TMCC will make necessary equity contributions or provide other financial assistance TMCC deems appropriate to ensure that TCPR maintains a minimum coverage on fixed charges of 1.10 times such fixed charges in any fiscal quarter. The Agreement does not constitute a guarantee by TMCC of any obligations of TCPR. The fixed charge coverage provision of the Agreement is solely for the benefit of the holders of TCPR's commercial paper, and the Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TCPR obligations.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. The amounts of liability on these claims and actions as of September 30, 1997 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not materially affect TMCC's consolidated financial position or results of operations.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Segment Information
-----------------------------

TMCC's business operations include primarily financing and insurance activities. Following are gross revenues, income before taxes, assets and other information applicable to financing and insurance operations:

                                                   September 30,
                                           ---------------------------------
                                               1997      1996         1995
                                           ---------   ---------   ---------
                                              (Dollars in Millions)
Gross revenues:

  Financing operations.................... $   3,320   $   3,004   $   2,469
  Insurance operations....................       138         115         102
  Eliminations (a)........................        (8)         (5)         (4)
                                           ---------   ---------   ---------
    Total gross revenues.................. $   3,450   $   3,114   $   2,567
                                           =========   =========   =========

Income before income taxes:

  Financing operations.................... $     250     $   241   $     281
  Insurance operations....................        33          19          19
                                           ---------   ---------   ---------
    Total income before income taxes...... $     283     $   260   $     300
                                           =========   =========   =========

Assets:

  Financing operations.................... $  19,519   $  19,052   $  15,990
  Insurance operations....................       334         275         253
  Eliminations (b)........................       (23)        (18)        (18)
                                           ---------   ---------   ---------
    Total assets.......................... $  19,830   $  19,309   $  16,225
                                           =========   =========   =========

Depreciation and amortization:

  Financing operations.................... $   1,834   $   1,645   $   1,285
  Insurance operations....................         1           1           1
                                           ---------   ---------   ---------
    Total depreciation and amortization... $   1,835   $   1,646   $   1,286
                                           =========   =========   =========

Capital expenditures:

  Financing operations.................... $      14   $       6   $       5
  Insurance operations....................         1           1           -
                                           ---------   ---------   ---------
    Total capital expenditures............ $      15   $       7    $      5
                                           =========   =========   =========


    (a) Intersegment insurance tracking revenues.
    (b) Primarily investment in insurance subsidiary.

TMCC conducts substantially all of its business in the United States.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Selected Quarterly Financial Data (Unaudited)
-------------------------------------------------------

                                  Total
                                Financing   Interest   Depreciation     Net
                                Revenues    Expense     on Leases      Income
                               ----------   --------   ------------   --------
                                             (Dollars in Millions)
Year Ended September 30, 1997:

   First quarter..............     $  829       $227         $  470       $ 38
   Second quarter.............        829        225            446         47
   Third quarter..............        813        228            439         44
   Fourth quarter.............        803        238            435         33
                                   ------       ----         ------       ----
      Total...................     $3,274       $918         $1,790       $162
                                   ======       ====         ======       ====

Year Ended September 30, 1996:

   First quarter..............     $  688       $193         $  370       $ 41
   Second quarter.............        724        196            394         36
   Third quarter..............        768        210            416         40
   Fourth quarter.............        798        221            446         35
                                   ------       ----         ------       ----
      Total...................     $2,978       $820         $1,626       $152
                                   ======       ====         ======       ====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of November 30, 1997.

           Name                Age              Position
           ----                ---              --------
Yoshio Ishizaka...........      57     Director and President, TMCC;
                                       Director and President, TMS;
                                       Director, TMC

Nobu Shigemi..............      53     Director, Senior Vice President
                                       and Treasurer, TMCC; Group Vice
                                       President, TMS

George Borst .............      49     Director, Senior Vice President
                                       and General Manager, TMCC;
                                       Senior Vice President, TMS

Robert Pitts..............      49     Director and Secretary, TMCC;
                                       Group Vice President, TMS

Yale Gieszl...............      55     Director, TMCC; Director and
                                       Executive Vice President, TMS

Takashi Nishiyama.........      55     Director, TMCC; Senior Vice
                                       President and Treasurer, TMS

Douglas West..............      52     Director, TMCC; Senior Vice
                                       President and Secretary, TMS

Ryuji Araki...............      57     Director, TMCC; Managing Director, TMC

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

Mr. Borst was named Director and Senior Vice President and General Manager of TMCC in April 1997 and Senior Vice President of TMS in June 1997. From January 1993 to May 1997, Mr. Borst was Group Vice President of TMS. From April 1989 to December 1992, Mr. Borst was a Vice President of TMS. Mr. Borst has been employed with TMS, in various positions, since 1985.

Mr. Pitts was named Director of TMCC and Group Vice President of TMS in April 1993 and Secretary of TMCC in April 1997. From January 1984 to March 1993, he was an executive with TMCC having been named General Manager in January 1984 and Vice President in April 1989. Mr. Pitts has been employed with TMS and TMCC, in various positions, since 1971.

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

Mr. West was named Director of TMCC and Senior Vice President and Secretary of TMS in June 1996. From June 1996 to March 1997, Mr. West was also a Senior Vice President and Secretary of TMCC. From April 1993 to May 1996, Mr. West was a Group Vice President of TMS. From April 1989 to March 1993, Mr. West was a Vice President of TMS. Mr. West has been employed with TMS, in various positions, since 1982.

Mr. Araki was named Director of TMCC in September 1995. He was named Managing Director of TMC's Board of Directors in June 1997 and has served on TMC's Board of Directors since September 1992. Mr. Araki has been employed with TMC, in various positions, since 1962.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid to the Company's Principal Executive Officer and the most highly compensated executive officers whose salary and bonus for the latest fiscal year exceeded $100,000, for services rendered in all capacities to the Company for the fiscal years ended September 30, 1997, 1996 and 1995.

                                    Annual Compensation
                        --------------------------------------------
                                                        Other Annual    All
     Name and           Fiscal                          Compensation   Other
Principal Position       Year   Salary ($)   Bonus ($)     ($)<F1>    ($)<F2>
---------------------   ------  ----------   ---------  ------------  -------
George Borst            1997     $115,500     $56,700             -   $3,300
Principal Executive     1996          N/A         N/A           N/A      N/A
Officer <F3>            1995          N/A         N/A           N/A      N/A

Wolfgang Jahn           1997     $119,460     $55,000             -   $4,300
Principal Executive     1996     $233,100     $94,500             -   $8,500
Officer <F3>            1995     $213,800     $98,700             -   $6,000

Nobu Shigemi            1997     $415,500     $49,600       $44,000        -
Senior Vice President   1996     $316,000     $50,900       $51,700        -
                        1995     $199,000     $40,500       $47,300        -

------------
<F1> The amounts in this column represent housing allowances and relocation costs.
<F2> The amounts in this column represent the Company's allocated contribution under the TMS Savings Plan (the "Plan"), a tax-qualified 401(k) Plan. Participants in the Plan may elect, subject to applicable law, to contribute up to 6% of their base compensation on a pre-tax basis to which the Company adds an amount equal to two-thirds of the employee's contribution. Participants are vested 25% each year with respect to the Company's contribution and are fully vested after four years. Subject to the limitations of the Plan, employee and Company contributions are invested in various investment options at the discretion of the employee. TMS also maintains a 401(k) Excess Plan, a non-qualified deferred compensation plan which has similar provisions to the Saving Plan.
<F3> Mr. Jahn served as Principal Executive Officer during the current fiscal year through March 1997. Effective April 1, 1997, Mr. Borst was appointed as Principal Executive Officer in place of Mr. Jahn. The compensation presented for Mr. Jahn and Mr. Borst reflect amounts earned for services to the Company during the partial periods of the fiscal year each served as Principal Executive Officer.

Employee Benefit Plan

The following pension plan table presents typical annual retirement benefits under the TMS Pension Plan for various combinations of compensation and years of credited service for participants who retire at age 62, assuming no final average bonus and excluding Social Security offset amounts. The amounts are subject to Federal statutory limitations governing pension calculations and benefits.

                                Annual Benefits for
     Final Average           Years of Credited Service
        Annual          ------------------------------------
     Compensation          15            20            25
     -------------      --------      --------      --------
        $50,000          $15,000       $20,000       $25,000
       $100,000          $30,000       $40,000       $50,000
       $150,000          $45,000       $60,000       $75,000
       $200,000          $60,000       $80,000      $100,000
       $250,000          $75,000      $100,000      $125,000
       $300,000          $90,000      $120,000      $150,000
       $350,000         $105,000      $140,000      $175,000
       $400,000         $120,000      $160,000      $200,000
       $450,000         $135,000      $180,000      $225,000
       $500,000         $150,000      $200,000      $250,000


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

The TMS Supplemental Executive Retirement Plan (TMS SERP) authorizes a benefit to be paid to eligible executives, including Mr. Borst and Mr. Jahn. Benefits under the TMS SERP, expressed as an annuity payable monthly, are based on 2% of the executive's compensation recognized under the plan after deducting the executive's primary Social Security benefit, multiplied by the years of service credited under the plan (up to a maximum of 25), offset by benefits payable under the TMS Pension Plan. A covered participant's compensation may include base pay and a percentage (not in excess of 100%) of bonus pay, depending on the executive's length of service in certain executive positions. Similarly, years of service credited under the plan are determined by reference, in part, to the executive's length of service in certain executive positions. No benefit is payable under the TMS SERP to an executive unless the executive's termination of employment occurs on a date, after the executive reaches age 55, that is agreed in writing by the President of TMS and the executive; and the executive is vested in benefits under the TMS Pension Plan, or unless the executive accepts an invitation to retire extended by the President of TMS.

Mr. Borst is a participant in the TMS Pension Plan and the TMS SERP and had 13 years of total credited service as of September 30, 1997, 6 months of which have been allocated to the Company. Based upon years of credited service allocable to the Company, Mr. Borst would be entitled to receive and the Company would be required to pay approximately $2,000 in annual pension benefits when Mr. Borst reaches age 62. Mr. Borst would also be entitled to receive pension benefits from TMS based upon services to and compensation by TMS.

Mr. Jahn is a participant in the TMS Pension Plan and the TMS SERP and had 24 years of total credited service as of September 30, 1997, 8 years of which have been allocated to the Company. Based upon years of credited service allocable to the Company, Mr. Jahn would be entitled to receive and the Company would be required to pay approximately $34,000 in annual pension benefits when Mr. Jahn reaches age 62. Mr. Jahn would also be entitled to receive pension benefits from TMS based upon services to and compensation by TMS.

Compensation of Directors

No amounts are paid to members of the TMCC Board of Directors for their services as directors.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS.

Transactions between the Company and its parent, TMS, are included in Note 2,
Note 8, and Note 15 of the Notes to the Consolidated Financial Statements. Certain directors and executive officers of TMCC are also directors and executive officers of TMS. In addition, see Item 1, Business - General, for a description of certain obligations of TMMNA to TMCC.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements

          Included in Part II, Item 8 of this Form 10-K. See Index to Financial Statements on page 23.

   (2)Exhibits

          The exhibits listed on the accompanying Exhibit Index, starting on page 62, are filed as part of, or incorporated by reference into, this Report.

(b)Reports on Form 8-K

          There were no reports on Form 8-K filed by the registrant during the quarter ended September 30, 1997.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 22nd day of December, 1997.

                                        TOYOTA MOTOR CREDIT CORPORATION


                                        By     /S/ GEORGE BORST
                                           ------------------------------
                                                   George Borst
                                               Senior Vice President
                                                and General Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 22nd day of December, 1997.

            Signature                                   Title
            ---------                                   -----
                                          Senior Vice President and General
                                                 Manager and Director
      /S/ GEORGE BORST                      (Principal Executive Officer)
------------------------------------
          George Borst

                                                Senior Vice President/
                                                Treasurer and Director
      /S/ NOBU SHIGEMI                       (Principal Financial Officer)
------------------------------------
          Nobu Shigemi

                                               Vice President - Finance
                                                  and Administration
      /S/ GREGORY WILLIS                     (Principal Accounting Officer)
------------------------------------
          Gregory Willis



      /S/ YOSHIO ISHIZAKA                               Director
------------------------------------
          Yoshio Ishizaka



      /S/ DOUGLAS WEST                                  Director
------------------------------------
          Douglas West



      /S/ TAKASHI NISHIYAMA                             Director
------------------------------------
          Takashi Nishiyama

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                        --------

3.1(a)    Articles of Incorporation filed with the California
          Secretary of State on October 4, 1982.                       (1)

3.1(b)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          January 24, 1984.                                            (1)

3.1(c)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          January 25, 1985.                                            (1)

3.1(d)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          September 6, 1985.                                           (1)

3.1(e)    Certificate of Amendment of Articles  of Incorporation
          filed with the California Secretary of State on
          February 28, 1986.                                           (1)

3.1(f)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          December 3, 1986.                                            (1)

3.1(g)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          March 9, 1987.                                               (1)

3.1(h)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          December 20, 1989.                                           (2)

3.2       Bylaws as amended through January 16, 1993.                  (6)

4.1       Issuing and Paying Agency Agreement dated August 1,
          1990 between TMCC and Bankers Trust Company.                 (3)

4.2(a)    Indenture dated as of August 1, 1991 between TMCC and
          The Chase Manhattan Bank, N.A.                               (4)









-----------------
(1) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.
(2) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3) Incorporated herein by reference to Exhibit 4.2 filed with TMCC's Report on Form 10-K for the year ended September 30, 1990,
     Commission File number 1-9961.
(4) Incorporated herein by reference to Exhibit 4.1(a), filed with TMCC's Registration Statement on Form S-3, File No. 33-52359.
(6) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1993, Commission File number 1-9961.

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

4.3(a)   Second Amended and Restated Agency Agreement dated          Filed
         July 24, 1997 among TMCC, The Chase Manhattan Bank         Herewith
         and Chase Manhattan Bank Luxembourg S.A.

4.4 TMCC has outstanding certain long-term debt as set forth in Note 9 of the Notes to Consolidated Financial Statements and certain demand notes issued under an Indenture dated September 1, 1997. Not filed herein as an exhibit, pursuant to Item 601(b) (4)-(iii)(A) of Regulation S-K under the Securities Act of 1933, is any instrument which defines the rights of holders of such long-term debt or demand notes, where the total amount of securities authorized thereunder does not exceed 10% of the total assets of TMCC and its subsidiaries on a consolidated basis. TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request.

10.1(a)  Operating Agreement dated January 16, 1984 between
         TMCC and TMS.                                               (16)

10.1(b)  Amendment No. 1 to Operating Agreement dated May 14, 1996
         between TMCC and TMS.                                       (11)

10.1(c)  Amendment No. 2 to Operating Agreement dated December 1,    Filed
         1997 between TMCC, TMS and TMMNA                           Herewith






















-----------------
(5) Incorporated herein by reference to Exhibit 4.1 filed with TMCC's Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.
(11) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-9961.
(16) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

10.2     Pooling and Servicing Agreement among TMCRC,
         as Seller, TMCC, as Servicer, and Bankers Trust Company,
         as Trustee (including forms of Class A and Class B
         Certificates) dated as of September 1, 1995.                 (7)

10.3     Receivables Purchase Agreement dated as of September 1,
         1995 between TMCC, as Seller, and TMCRC Corporation,
         as Purchaser.                                                (8)

10.4     Form of Indemnification Agreement between TMCC and
         its directors and officers.                                 (12)

10.5(a)  Three-year Credit Agreement (the "Three-year Agreement")
         dated as of September 29, 1994 among TMCC, Morgan
         Guaranty Trust Company of New York, as agent, and
         Bank of America National Trust and Savings Association,
         The Bank of Tokyo, Ltd., The Chase Manhattan Bank, N.A., Citicorp USA, Inc. and Credit Suisse, as Co-Agents.
         Not filed herein as an exhibit, pursuant to Instruction 2
         to Item 601 of Regulation S-K under the Securities Act of
         1933, is the 364-day Credit Agreement (the "364-day
         Agreement") among TMCC and the banks who are party to the Three-year Agreement. Filed herewith is a
         Schedule identifying the 364-day Agreement and setting
         forth the material details in which the 364-day
         Agreement differs from the Three-year Agreement.  TMCC
         agrees to furnish a copy of the 364-day Agreement to
         the Securities and Exchange Commission upon request.        (13)

10.5(b)  Amendment No. 1 dated September 28, 1995 to the
         Three-year Agreement.                                       (14)

10.5(c)  Amendment No. 1 dated September 28, 1995 to the
         364-day Agreement.                                          (15)









----------------
(7) Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Receivables 1995-A Grantor Trust's Current Report on Form 8-K dated November 10, 1995, Commission File No. 33-96006.
(8) Incorporated herein by reference to Exhibit 10.1 filed with Toyota Auto Receivables 1995-A Grantor Trust's Current Report on Form 8-K dated November 10, 1995, Commission File No. 33-96006.
(12) Incorporated herein by reference to Exhibit 10.6 filed with TMCC's Registration Statement on Form S-1, Commission File No. 33-22440.
(13) Incorporated herein by reference to Exhibit 10.10 filed with TMCC's Report on Form 10-K for the year ended September 30, 1994,
     Commission File No. 1-9961.
(14) Incorporated herein by reference to Exhibit 10.10(a) filed with TMCC's Report on Form 10-K for the year ended September 30, 1995, Commission File No. 1-9961.
(15) Incorporated herein by reference to Exhibit 10.10(b) filed with TMCC's Report on Form 10-K for the year ended September 30, 1995, Commission File No. 1-9961.

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

10.5(d)  Amended and Restated Credit Agreement dated
         September 24, 1996 to the Three-year Agreement.              (17)

10.5(e)  Amended and Restated Credit Agreement dated
         September 24, 1996 to the 364-day Agreement.                 (18)

10.5(f)  Amended and Restated Credit Agreement dated                 Filed
         September 23, 1997 to the Three-year Agreement.            Herewith

10.5(g)  Amended and Restated Credit Agreement dated                 Filed
         September 23, 1997 to the 364-day Agreement.               Herewith

10.6     Toyota Motor Sales, U.S.A., Inc. Supplemental
         Executive Retirement Plan. *                                 (9)

10.7     Toyota Motor Sales, U.S.A., Inc. 401(k)
         Excess Plan. *                                               (10)

10.8     Amended and Restated Trust and Servicing Agreement
         dated as of October 1, 1996 by and among TMCC,
         TMTT, Inc., as titling trustee and U.S. Bank National
         Association, as trust agent.                                 (19)

12.1     Calculation of ratio of earnings to fixed charges.          Filed
                                                                    Herewith

21.1     TMCC's list of subsidiaries.                                Filed
                                                                    Herewith

23.1     Consent of Independent Accountants.                         Filed
                                                                    Herewith

27.1     Financial Data Schedule.                                    Filed
                                                                    Herewith








----------------
(9) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(10) Incorporated herein by reference to Exhibit 10.2 filed with TMCC's Report on From 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(17) Incorporated herein by reference to Exhibit 10.9(d) filed with TMCC's Report on Form 10-K for the year ended September 30, 1996, Commission File No. 1-9961.
(18) Incorporated herein by reference to Exhibit 10.9(e) filed with TMCC's Report on Form 10-K for the year ended September 30, 1996, Commission File No. 1-9961.
(19) Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Lease Trust 1997-A's Report on Form 8-A dated December 23, 1997, Commission File No. 333-26717
*- Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.