Form 10-Q
period 1997-12-31
TOYOTA MOTOR CREDIT CORP
filed 1998-02-13
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1997
                                     -----------------
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

          As of January 31, 1998, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                               December 31,  September 30,     December 31,
                                                   1997           1997             1996
                                               ------------  -------------     ------------
                                               (Unaudited)                     (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................        $   217          $   177         $   198
Investments in marketable securities......            286              305             284
Investments in operating leases, net......         10,025           10,257          10,973
Finance receivables, net..................          9,580            8,452           7,851
Receivable from Parent....................            109              112               -
Other receivables.........................            140              137             133
Deferred charges..........................            173              164             158
Other assets..............................            235              183             148
Income taxes receivable...................              -               43               -
                                                  -------          -------         -------

         Total Assets.....................        $20,765          $19,830         $19,745
                                                  =======          =======         =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................        $15,615          $14,745         $15,342
Accrued interest..........................            156              213             174
Accounts payable and accrued expenses.....          1,165            1,072             583
Due to Parent.............................              -                -               3
Deposits..................................            247              248             251
Income taxes payable......................             12                -              36
Deferred income...........................            494              517             596
Deferred income taxes.....................            955              954             809
                                                  -------          -------         -------
      Total Liabilities...................         18,644           17,749          17,794
                                                  -------          -------         -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; 91,500
      issued and outstanding).............            915              915             915
   Retained earnings......................          1,196            1,159           1,035
   Net unrealized gains on marketable
      securities..........................             10                7               1
                                                  -------          -------         -------
      Total Shareholder's Equity..........          2,121            2,081           1,951
                                                  -------          -------         -------
         Total Liabilities and
         Shareholder's Equity.............        $20,765          $19,830         $19,745
                                                  =======          =======         =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                                 Three Months Ended
                                                     December 31,
                                                 ------------------
                                                  1997        1996
                                                 ------      ------
                                                     (Unaudited)
Financing Revenues:

   Leasing.................................      $  651      $  698
   Retail financing........................         126         110
   Wholesale and other dealer financing....          21          22
                                                 ------      ------

Total financing revenues...................         798         830

   Depreciation on leases..................         424         471
   Interest expense........................         234         227
                                                 ------      ------

Net financing revenues.....................         140         132

Other revenues.............................          42          36
                                                 ------      ------

Net financing revenues and other revenues..         182         168
                                                 ------      ------

Expenses:

   Operating and administrative............          83          74
   Provision for credit losses.............          36          30
                                                 ------      ------

Total expenses.............................         119         104
                                                 ------      ------

Income before income taxes.................          63          64

Provision for income taxes.................          26          26
                                                 ------      ------

Net Income.................................      $   37      $   38
                                                 ======      ======



       See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                            Three Months Ended December 31,
                                                            -------------------------------
                                                              1997                   1996
                                                            --------               --------
                                                                      (Unaudited)
Cash flows from operating activities:

   Net income............................................     $   37                 $   38
                                                              ------                 ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization...................        444                    482
         Provision for credit losses.....................         36                     30
         Gain from sale of finance receivables, net......         (1)                     -
         Decrease in accrued interest....................        (57)                   (52)
         Increase in deferred income taxes...............          1                      4
        (Increase) decrease in other assets..............        (52)                    81
         Increase in other liabilities...................         11                      4
                                                              ------                 ------
   Total adjustments.....................................        382                    549
                                                              ------                 ------

Net cash provided by operating activities................        419                    587
                                                              ------                 ------

Cash flows from investing activities:

   Addition to investments in marketable securities......       (229)                   (47)
   Disposition of investments in marketable securities...        251                     88
   Addition to investments in operating leases...........       (926)                (1,218)
   Disposition of investments in operating leases........        734                    596
   Purchase of finance receivables.......................     (4,183)                (3,367)
   Liquidation of finance receivables....................      2,969                  2,964
   Proceeds from sale of finance receivables.............         48                      -
                                                              ------                 ------

Net cash used in investing activities....................     (1,336)                  (984)
                                                              ------                 ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.....      1,206                  2,270
   Payments on notes and loans payable...................     (1,003)                (1,206)
   Net increase (decrease) in commercial paper with
      original maturities less than 90 days..............        754                   (639)
                                                              ------                 ------

Net cash provided by financing activities................        957                    425
                                                              ------                 ------

Net increase in cash and cash equivalents................         40                     28

Cash and cash equivalents at the beginning of the period.        177                    170
                                                              ------                 ------

Cash and cash equivalents at the end of the period.......     $  217                 $  198
                                                              ======                 ======

Supplemental disclosures:

   Interest paid.........................................     $  278                 $  271
   Income taxes paid.....................................     $    2                 $    2


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

Information pertaining to the three months ended December 31, 1997 and 1996 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of those expected for any other interim period or for a full year. Certain December 1996 accounts have been reclassified to conform with the December and September 1997 presentation.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and other notes to the consolidated financial statements included in Toyota Motor Credit
Corporation's ("TMCC's") 1997 Annual Report to the Securities and Exchange Commission ("SEC")on Form 10-K.


Note 2 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                           December 31,     September 30,     December 31,
                                               1997              1997             1996
                                           ------------     -------------     ------------
                                                        (Dollars in Millions)
Vehicles..................................      $12,297           $12,557          $13,511
Equipment and other.......................          354               338              286
                                                -------           -------          -------
                                                 12,651            12,895           13,797
Accumulated depreciation..................       (2,525)           (2,535)          (2,715)
Allowance for credit losses ..............         (101)             (103)            (109)
                                                -------           -------          -------
   Investments in operating leases, net...      $10,025           $10,257          $10,973
                                                =======           =======          =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                           December 31,     September 30,     December 31,
                                               1997              1997             1996
                                           ------------     -------------     ------------
                                                        (Dollars in Millions)
Retail.....................................      $6,693            $6,315           $5,738
Finance leases.............................       2,511             1,938            1,594
Wholesale and other dealer loans...........       1,180               885            1,129
                                                 ------            ------           ------
                                                 10,384             9,138            8,461
Unearned income............................        (681)             (576)            (505)
Allowance for credit losses................        (123)             (110)            (105)
                                                 ------            ------           ------
   Finance receivables, net................      $9,580            $8,452           $7,851
                                                 ======            ======           ======

Finance leases included estimated unguaranteed residual values of $768 million, $678 million and $687 million at December 31, 1997,
September 30, 1997 and December 31, 1996, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $25 million, $17 million and $27 million at December 31, 1997, September 30, 1997 and December 31, 1996, respectively.


Note 4 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                          December 31,     September 30,     December 31,
                                              1997              1997             1996
                                          ------------     -------------     ------------
                                                       (Dollars in Millions)
Commercial paper, net....................      $ 2,526           $ 1,512          $ 1,795
                                               -------           -------          -------
Other senior debt, due in the years
   ending September 30,:
   1997..................................            -                 -            2,402
   1998..................................        2,141             2,868            2,769
   1999..................................        1,308             1,324            1,366
   2000..................................        2,407             2,505            2,314
   2001..................................        2,132             2,154            2,189
   2002..................................        2,598             2,660            1,971
   Thereafter............................        2,391             1,606              430
                                               -------           -------          -------
                                                12,977            13,117           13,441
Unamortized premium......................          112               116              106
                                               -------           -------          -------
   Total other senior debt...............       13,089            13,233           13,547
                                               -------           -------          -------
      Notes and loans payable............      $15,615           $14,745          $15,342
                                               =======           =======          =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (Continued)
--------------------------------

Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 39 days and 5.79%, respectively, at December 31, 1997. Short-term MTNs with original terms of one year or less, included in other senior debt, were $187 million at December 31, 1997. The weighted average interest rate on these short-term MTNs was 5.51% at December 31, 1997, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 5.91% at December 31, 1997, including the effect of derivative financial instruments. This rate has been calculated using rates in effect at December 31, 1997, some of which are floating rates that reset daily. Approximately 3% of other senior debt at December 31, 1997 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 5.37% at December 31, 1997. Approximately 43% of other senior debt at December 31, 1997 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 6.10% at December 31, 1997. TMCC manages interest rate risk via continuous adjustment of the mix of fixed and floating rate debt through use of interest rate swap agreements and option-based products.

Included in Notes and Loans Payable at December 31, 1997 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $7.0 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at December 31, 1997. The receivables or payables arising as a result of the differences between the December 31, 1997 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would in aggregate reflect a net payable position of $900 million at December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes TMCC's net income by business segment for the three months ended December 31, 1997 and December 31, 1996:

                                                  Three Months Ended
                                                     December 31,
                                                  ------------------
                                                  1997          1996
                                                  ----          ----
                                                 (Dollars in Millions)
Net income:
  Financing operations.......................      $32           $32
  Insurance operations.......................        5             6
                                                  ----          ----
     Total net income........................      $37           $38
                                                  ====          ====

Net income from financing operations remained stable in the first quarter of fiscal 1998 as compared with the same period in fiscal 1997 reflecting increased net financing revenues and other income offset by higher operating and administrative expenses and increased provision for credit losses.

Net income from insurance operations decreased 17% in the first quarter of fiscal 1998 as compared with the same period in fiscal 1997 reflecting higher personnel and operating expenses partially offset by increased underwriting profit and higher investment income.

Earning Assets
--------------

The composition of TMCC's net earning assets (excluding retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the three months ended December 31, 1997 and December 31, 1996 are summarized below:


                                            December 31,   September 30,   December 31,
                                                1997            1997           1996
                                            ------------   -------------   ------------
                                                       (Dollars in Millions)

Vehicle lease
 Investment in operating leases, net.....         $9,883         $10,124        $10,878
 Finance leases, net.....................          1,979           1,498          1,216
                                                 -------         -------        -------
Total vehicle leases.....................         11,862          11,622         12,094

Vehicle retail finance receivables, net..          6,199           5,866          5,310
Vehicle wholesale and other receivables..          1,768           1,434          1,634
Allowance for credit losses..............           (224)           (213)          (214)
                                                 -------         -------        -------
Total net earning assets.................        $19,605         $18,709        $18,824
                                                 =======         =======        =======


                                                  Three Months Ended
                                                     December 31,
                                                   1997        1996
                                                  -------    -------
Total contract volume:
   Vehicle lease.............................      62,000     56,000
   Vehicle retail............................      52,000     53,000
                                                  -------    -------
Total........................................     114,000    109,000
                                                  =======    =======

TMS sponsored contract volume:
   Vehicle lease.............................      11,000     19,000
   Vehicle retail............................       4,000      2,000
                                                  -------    -------
Total........................................      15,000     21,000
                                                  =======    =======

Retail volume:
   New volume................................      30,000     32,000
   Used volume...............................      22,000     21,000
                                                  -------    -------
Total........................................      52,000     53,000
            					        =======    =======

Finance penetration (excluding fleet):
   Vehicle lease.............................       22.4%      21.8%
   Vehicle retail............................       10.6%      12.7%
                                                    -----      -----
Total........................................       33.0%      34.5%
                                                    =====      =====

TMCC's net earning assets increased to $19.6 billion at December 31, 1997 from $18.7 billion at September 30, 1997 and $18.8 billion at December 31, 1996. Asset growth from the prior year reflects primarily increased retail and wholesale earning assets, partially offset by a decline in lease earning assets due to the sale of interests in lease finance receivables through a lease securitization transaction in September 1997. Asset growth for the three months ended December 31, 1997 reflects increases in lease, retail and wholesale earning assets. The increase in the allowance for credit losses results from asset growth.

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as a lessor and to hold title to leased vehicles in specified states. Substantially all leases owned by the Titling Trust are classified as finance receivables due to certain residual value insurance arrangements in place with respect to such leases, while leases of similar nature originated outside of the Titling Trust are classified as operating leases. The continued acquisition of leases by the Titling Trust has changed the composition of earning assets reflecting an increased mix of finance receivables relative to operating lease assets due to the classification differences described above.

TMCC's lease contract volume increased in the first quarter of fiscal 1998 as compared with the same period in fiscal 1997 reflecting higher lease finance penetration and strong sales of Toyota and Lexus vehicles as well as TMCC's competitive leasing programs, partially offset by lower levels of lease programs sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS" or "Parent").

TMCC's retail contract volume decreased slightly in the first quarter of fiscal 1998 as compared with the same period in fiscal 1997 as a result of lower retail finance penetration, partially offset by strong Toyota and Lexus sales and higher TMS sponsored special programs.

Net Financing Revenue and Other Revenues
------------------------------------

TMCC's net financing revenues increased 6% from $132 million in the first quarter of fiscal 1997 to $140 million in the first quarter of fiscal 1998 primarily as a result of growth in earning assets. Operating lease revenues and related depreciation expense decreased in the first quarter of fiscal 1998 as compared with the same period in fiscal 1997, as described below under lease depreciation, reflecting the effect of acquisition of leases by the Titling Trust.

The following table summarizes TMCC's other revenues for the three months ended December 31, 1997 and December 31, 1996:

                                                  Three Months Ended
                                                     December 31,
                                                  1997          1996
                                                  ----          ----
                                                 (Dollars in Millions)
Insurance operations revenues...............       $34           $31
Gains and servicing fees on assets sold.....         7             3
Investment and other income.................         1             2
                                                  ----          ----
   Total other revenues.....................       $42           $36
                                                  ====          ====

Other revenues increased 17% in the first quarter of fiscal 1998 as compared with the same period in fiscal 1997 reflecting increased insurance operations revenues due to higher underwriting revenues associated with in-force agreements as well as increased investment income. Also, gains and servicing fee income increased in the first quarter of fiscal 1998 as compared with the same period in fiscal 1997 due to growth in the balance of sold retail receivables and interests in lease finance receivables. During the first quarter of fiscal 1998, principal collections related to the lease receivables sold in September 1997 were used to purchase additional vehicle lease contracts resulting in gains of approximately $1 million. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale and current financial market conditions.

Lease Depreciation
------------------

Included in lease depreciation expense are: (i) straight-line depreciation expense on operating leases to the contractual residual value (ii) provision for residual value losses on operating leases and (iii) actual vehicle disposition losses and gains. Straight-line depreciation expense decreased $45 million in the first quarter of fiscal 1998 as compared with the same period in fiscal 1997 primarily due to a decline in average operating lease assets. As discussed earlier, the acquisition of leases by the Titling Trust increased the mix of lease finance receivables relative to operating lease assets resulting in increased revenues from finance leases (until such interests in leases are sold in securitization transactions) and reduced operating lease revenues and depreciation expense.

TMCC is subject to residual value risk in connection with its lease portfolio; TMCC's residual value risk is a function of the number of off-lease vehicles returned for disposition and any shortfall between the net disposition proceeds and the estimated unguaranteed residual values on returned vehicles. Total unguaranteed residual values related to TMCC's vehicle lease portfolio declined from approximately $9.0 billion at December 31, 1996 to $8.7 billion at December 31, 1997 reflecting the acquisition of residual value insurance on an increasing number of leases in connection with the lease securitization program. The percentage of lease vehicles returned to and disposed of by TMCC which were originally scheduled to mature in the first quarter of fiscal 1998 was 25% as compared to 16% for the same period in fiscal 1997. Vehicle disposition losses increased $24 million in the first quarter of fiscal 1998 as compared with the same period in fiscal 1997 reflecting primarily increased volume of returned units corresponding with a higher level of scheduled maturities and higher vehicle return rates and losses per returned unit due in part to an increased mix of 24 month leases, which historically produce higher return rates and losses than longer term leases. In addition, competitive pricing of new Toyota and Lexus vehicles has put downward pressure on late model used Toyota and Lexus vehicle prices. The Company has taken action to reduce vehicle disposition losses by adjusting the lease purchase mix and developing strategies to maximize proceeds on vehicles sold through auction; however, no assurance can be given as to future results. TMCC's lease portfolio includes contracts with terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 38 months at December 31, 1997 and December 31, 1996, respectively.

TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses on core models derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors. The provision for losses on returned lease vehicles is included in TMCC's depreciation expense for operating leases and in leasing revenues for direct finance leases. The provision for losses on returned operating lease vehicles declined $26 million in the first quarter of fiscal 1998 as compared with the same period in fiscal 1997 which reflects the Company's determination that the overall level of the allowance is appropriate. As the lease portfolio has matured the level of vehicle lease returns have increased; however, the Company actively manages disposition of its lease vehicles and believes that its lease earning assets, net of the allowance for losses, are recorded at net realizable value.

Interest Expense
----------------

Interest expense increased 3% in the first quarter of fiscal 1998 as compared with the same period in fiscal 1997 due to higher average borrowings outstanding required to fund the growth in average earning assets, and an increase in the average cost of borrowings. The weighted average cost of borrowings was 5.92% and 5.90% for first quarters of fiscal 1998 and 1997, respectively.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 12% in the first quarter of fiscal 1998 as compared with the same period in fiscal 1997 reflecting primarily additional personnel and operating costs required to support TMCC's growing customer base as well as growth in the Company's insurance operations. TMCC anticipates continued growth in expenses reflecting increasing headcount and operating costs associated with portfolio growth and expanded customer service activities as well as costs in connection with technology upgrades and software modifications to address year 2000 issues.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses increased 20% in the first quarter of fiscal 1998 as compared with the same period in fiscal 1997 primarily as a result of less favorable credit loss experience while asset growth remained stable. Increased credit losses reflect an increased number of repossessed accounts, higher losses per repossessed account, aging of the lease portfolio and a higher mix of used vehicles in the retail portfolio, which historically produce higher losses than new business. TMCC has not significantly altered its underwriting standards in the first quarter of fiscal 1998 as compared with the same period in fiscal 1997. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of December 31, 1997.

Net credit loss experience, excluding net losses on receivables sold subject to limited recourse provisions, for the three months ended December 31, 1997 and 1996 was as follows:

                                         Three Months Ended
                                            December 31,
                                        ---------------------
                                        1997            1996
                                        -----           -----
                                        (Dollars in Millions)
Gross Credit Losses                     $28.4           $22.7
Recoveries                               (3.3)           (2.8)
                                        -----           -----
Net Credit Losses...............        $25.1           $19.9
                                        =====           =====

Annualized Net Credit Losses
   as a % of Average Earning
   Assets.......................         .53%            .43%



                                 December 31,   September 30,   December 31,
                                     1997            1997           1996
                                 ------------   -------------   ------------
                                            (Dollars in Millions)

Allowance for Credit Losses.....         $224            $213           $214

Allowance for Credit Losses
   as a % of Earning Assets.....        1.13%           1.13%          1.12%


Liquidity and Capital Resources
--------------------------------

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities as well as transactions through the Company's asset-backed securities programs. Debt issuances have generally been in the form of commercial paper, United States and Euro Medium Term Notes ("MTNs") and Eurobonds. On occasion, this funding has been supplemented by loans and equity contributions from TMS.

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.3 billion to $2.5 billion in the first quarter of fiscal 1998, with an average outstanding balance of $1.7 billion. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $2.0 billion at December 31, 1997. No loans were outstanding under any of these bank credit facilities during the first quarter of fiscal 1998. TMCC also maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $250 million. At December 31, 1997, TMCC had issued approximately $24 million in letters of credit, primarily related to the Company's insurance operations.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. During the first quarter of fiscal 1998, TMCC issued approximately $877 million of MTNs and Eurobonds all of which had original maturities of one year or more.

The original maturities of all MTNs and Eurobonds outstanding at December 31, 1997 ranged from one to eleven years. At December 31, 1997, the amounts outstanding under MTNs and Eurobonds, including the effect of foreign currency translations at December 31, 1997 spot exchange rates, are as follows:

				     	                               Total
				                                    U.S. and
                         U.S.            Foreign            Foreign
                       Currency          Currency           Currency
                     Denominated       Denominated        Denominated
                    -------------     -------------      -------------
MTNs..............  $5.9 billion      $4.1 billion       $10.0 billion
Eurobonds.........   1.0 billion       2.0 billion         3.0 billion
                    ------------      ------------       -------------
                    $6.9 billion      $6.1 billion       $13.0 billion
                    ============      ============       =============

TMCC anticipates continued use of MTNs in both the United States and international capital markets. At January 31, 1998, approximately $368 million was available for issuance under TMCC's United States public MTN program, none of which was committed for issue by the Company. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $16.0 billion. Approximately $6.3 billion was available for issuance under the Euro MTN program as of January 31, 1998, none of which was committed for issue by the Company. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. Additionally, TMCC has registered approximately $700 million of securities, excluding MTNs, with the SEC which were available for issuance at January 31, 1998.

TMCC utilizes its asset-backed securitization programs to generate funds for investment in earning assets. In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust to act as a lessor and to hold title to leased vehicles in specified states in connection with its lease securitization program. TMCC anticipates that the number and principal amount of leases originated by the Toyota Lease Trust will comprise a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio; however, until leases are included in a securitization transaction, they will continue to be classified as finance receivables on TMCC's balance sheet.

The Company's ratio of earnings to fixed charges was 1.27 for the first quarter of fiscal 1998 compared to 1.31, 1.32 and 1.42 for fiscal years 1997, 1996 and 1995, respectively. The decline in the ratio from 1996 and 1995 levels has not affected the Company's ability to maintain its liquidity or its access to its outside funding sources. The decline in the ratio is due to several factors, including higher interest expense, higher vehicle disposition losses on off-lease vehicles, higher credit losses and increased operating expenses attributable to TMCC's growing customer base. The ratio of earnings to fixed charges has remained level for the first quarter of fiscal 1998 as compared with the same period in fiscal 1997.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first three months of fiscal 1998, cash used to purchase additional investments in operating leases and finance receivables, totaling $5.1 billion, was partially provided by the liquidation and sale of earning assets totaling $3.8 billion.
Investing activities resulted in a net cash use of $1.3 billion during the first three months of fiscal 1998, as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets. Investing activities were also supported by net cash provided by operating and finance activities totaling $0.4 billion and $1.0 billion, respectively, during the first three months of fiscal 1998. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

As discussed more fully in TMCC's 1997 Annual Report on Form 10-K, TMCC uses a variety of interest rate and currency derivative instruments in managing its interest rate and foreign currency exchange exposures. TMCC does not utilize these instruments for trading purposes. Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations.

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at December 31, 1997 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at December 31, 1997 was $40 million on an aggregate notional amount of $20.5 billion. At December 31, 1997 approximately 90% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties.

As of December 31, 1997, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .59% from 5.89% to an estimated 6.48% at December 31, 1997. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .84% from 5.89% to an estimated 5.05% at December 31, 1997.

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

The value-at-risk of TMCC's portfolio as of December 31, 1997, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates is as follows:


                                                  As of
                                            December 31, 1997
                                            ------------------
Mean portfolio value......................  $3,380.0 million
Value-at-risk.............................     $36.6 million
Percentage of the mean portfolio value....       1.1%
Confidence level..........................      95.0%

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

A reconciliation of the activity of TMCC's derivative financial instruments for the three months ended December 31, 1997 and 1996 is as follows:

                                                 Three Months Ended December 31,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  1997    1996    1997    1996    1997    1996    1997    1996
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $6.5    $5.6    $6.3    $6.8    $5.6    $6.2    $2.4    $1.9

Add:
   New agreements...............   0.7     1.1     0.1     0.3     1.1     1.1     0.1     0.6

Less:

   Terminated agreements........     -       -       -       -       -       -       -       -
   Expired agreements...........   0.5     0.1     1.0     0.5     0.7     1.7     0.1     0.1
                                  ----    ----    ----    ----    ----    ----    ----    ----
Ending notional amount..........  $6.7    $6.6    $5.4    $6.6    $6.0    $5.6    $2.4    $2.4
                                  ====    ====    ====    ====    ====    ====    ====    ====


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that the lease earning assets on the Company's books are recorded at net realizable value; that allowances for credit losses are considered adequate to cover expected credit losses; that TMCC anticipates continued growth in operating expenses associated with portfolio growth, expanded customer service activities, technology upgrades and software modifications to address year 2000 issues; that TMCC anticipates the continued use of the Titling Trust in connection with securitization transactions; the Company's continued use of MTNs in the United States and the international capital markets; that the declining ratio of earnings to fixed charges is not indicative of a material decline in the liquidity of the Company; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet the Company's future funding requirements.

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

Review by Independent Public Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month periods ended December 31, 1997 and 1996, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 12, 1998 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various claims and actions are pending against TMCC and its subsidiaries with respect to financing activities, taxes and other matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of December 31, 1997 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.


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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

            The exhibits listed on the accompanying Exhibit Index, on page 23, are filed as part of this report.

            (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed by the registrant during the quarter ended December 31, 1997.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   February 12, 1998                 By     /S/ GEORGE BORST
                                             -------------------------------
                                                     George Borst
                                               Senior Vice President and
                                                    General Manager
                                             (Principal Executive Officer)



Date:   February 12, 1998                 By     /S/ GREGORY WILLIS
                                             -------------------------------
                                                     Gregory Willis
                                                     Vice President
                                               Finance and Administration
                                             (Principal Accounting Officer)

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