Form 10-Q/A
period 1997-12-31
TOYOTA MOTOR CREDIT CORP
filed 1998-02-17
CIK 834071

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   February 17, 1998             By         /S/ GEORGE BORST
                                             -------------------------------
                                                     George Borst
                                               Senior Vice President and
                                                    General Manager
                                             (Principal Executive Officer)



Date:   February 17, 1998             By         /S/ GREGORY WILLIS
                                             -------------------------------
                                                     Gregory Willis
                                                     Vice President
                                               Finance and Administration
                                             (Principal Accounting Officer)

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