Form 10-Q
period 1998-03-31
TOYOTA MOTOR CREDIT CORP
filed 1998-05-07
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1998
                                     --------------
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

          As of April 30, 1998, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                March 31,    September 30,      March 31,
                                                  1998           1997             1997
                                               -----------   -------------     -----------
                                               (Unaudited)                     (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................        $   167          $   177         $   276
Investments in marketable securities......            324              305             190
Investments in operating leases, net......          9,840           10,257          10,690
Finance receivables, net..................         10,487            8,452           8,450
Receivable from Parent....................             91              112               -
Other receivables.........................            153              137              64
Deferred charges..........................            174              164             162
Other assets..............................            247              183             161
Income taxes receivable...................             93               43               -
                                                  -------          -------         -------

         Total Assets.....................        $21,576          $19,830         $19,993
                                                  =======          =======         =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................        $16,097          $14,745         $15,152
Accrued interest..........................            179              213             190
Accounts payable and accrued expenses.....          1,310            1,072             943
Due to Parent.............................              -                -              51
Deposits..................................            242              248             248
Income taxes payable......................              -                -              64
Deferred income...........................            509              517             562
Deferred income taxes.....................          1,083              954             785
                                                  -------          -------         -------
      Total Liabilities...................         19,420           17,749          17,995
                                                  -------          -------         -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; 91,500
      issued and outstanding).............            915              915             915
   Retained earnings......................          1,226            1,159           1,081
   Net unrealized gains on marketable
      securities..........................             15                7               2
                                                  -------          -------         -------
      Total Shareholder's Equity..........          2,156            2,081           1,998
                                                  -------          -------         -------
         Total Liabilities and
         Shareholder's Equity.............        $21,576          $19,830         $19,993
                                                  =======          =======         =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                              Three Months Ended    Six Months Ended
                                                   March 31,            March 31,
                                              ------------------    ----------------
                                               1998        1997      1998      1997
                                              ------      ------    ------    ------
                                                             (Unaudited)
Financing Revenues:

   Leasing.................................   $  645      $  693    $1,296    $1,390
   Retail financing........................      130         113       256       223
   Wholesale and other dealer financing....       25          22        46        44
                                              ------      ------    ------    ------

Total financing revenues...................      800         828     1,598     1,657

   Depreciation on operating leases........      414         445       838       915
   Interest expense........................      239         225       473       452
                                              ------      ------    ------    ------


Net financing revenues.....................      147         158       287       290

Other revenues.............................       43          35        85        71
                                              ------      ------    ------    ------

Net financing revenues and other revenues..      190         193       372       361
                                              ------      ------    ------    ------

Expenses:

   Operating and administrative............       96          77       179       151
   Provision for credit losses.............       41          35        77        65
                                              ------      ------    ------    ------

Total expenses.............................      137         112       256       216
                                              ------      ------    ------    ------


Income before income taxes.................       53          81       116       145

Provision for income taxes.................       23          34        49        60
                                              ------      ------    ------    ------

Net Income.................................   $   30      $   47    $   67    $   85
                                              ======      ======    ======    ======



       See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                  Six Months Ended March 31,
                                                                  --------------------------
                                                                   1998                1997
                                                                  ------              ------
                                                                          (Unaudited)
Cash flows from operating activities:

   Net income............................................         $   67              $   85
                                                                  ------              ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization...................            893                 937
         Provision for credit losses.....................             77                  65
         Gain from sale of finance receivables, net......             (2)                  -
        (Decrease) in accrued interest...................            (34)                (36)
         Increase (decrease) in deferred income taxes....            129                 (20)
        (Increase) decrease in other assets..............            (99)                 42
        (Decrease) increase in other liabilities.........            (38)                 33
                                                                  ------              ------
   Total adjustments.....................................            926               1,021
                                                                  ------              ------

Net cash provided by operating activities................            993               1,106
                                                                  ------              ------

Cash flows from investing activities:

   Addition to investments in marketable securities......           (413)                (36)
   Disposition of investments in marketable securities...            402                 201
   Addition to investments in operating leases...........         (1,956)             (2,102)
   Disposition of investments in operating leases........          1,507               1,306
   Purchase of finance receivables.......................         (8,461)             (4,474)
   Liquidation of finance receivables....................          6,243               3,443
   Proceeds from sale of finance receivables.............            104                   -
                                                                  ------              ------

Net cash used in investing activities....................         (2,574)             (1,662)
                                                                  ------              ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.....          2,935               3,864
   Payments on notes and loans payable...................         (2,114)             (2,675)
   Net increase (decrease) in commercial paper with
      original maturities less than 90 days..............            750                (527)
                                                                  ------              ------

Net cash provided by financing activities................          1,571                 662
                                                                  ------              ------

Net (decrease) increase in cash and cash equivalents.....            (10)                106

Cash and cash equivalents at the beginning of the period.            177                 170
                                                                  ------              ------

Cash and cash equivalents at the end of the period.......         $  167              $  276
                                                                  ======              ======

Supplemental disclosures:

   Interest paid.........................................         $  491              $  475
   Income taxes paid.....................................         $    4              $    4


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

Information pertaining to the three and six months ended March 31, 1998 and 1997 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of those expected for any other interim period or for a full year. Certain March 1997 accounts have been reclassified to conform with the March 1998 and September 1997 presentation.

Under an arrangement with Toyota Motor Sales, U.S.A., Inc. ("TMS" or "Parent"), TMS will provide support to TMCC for certain vehicle disposition losses incurred during fiscal 1998. TMS support amounts included in the Consolidated Statement of Income related to this arrangement totaled $25 million for the quarter and six months ended March 31, 1998.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and other notes to the consolidated financial statements included in Toyota Motor Credit
Corporation's ("TMCC's") 1997 Annual Report to the Securities and Exchange Commission ("SEC")on Form 10-K.


Note 2 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                             March 31,     September 30,       March 31,
                                               1998            1997              1997
                                             ---------     -------------       ---------
                                                        (Dollars in Millions)
Vehicles..................................     $12,067           $12,557         $13,231
Equipment and other.......................         377               338             301
                                               -------           -------         -------
                                                12,444            12,895          13,532
Accumulated depreciation..................      (2,504)           (2,535)         (2,735)
Allowance for credit losses ..............        (100)             (103)           (107)
                                               -------           -------         -------
 Investments in operating leases, net.....     $ 9,840           $10,257         $10,690
                                               =======           =======         =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                              March 31,      September 30,        March 31,
                                                1998             1997               1997
                                              ---------      -------------        ---------
                                                          (Dollars in Millions)
Retail.....................................      $6,895             $6,315           $6,030
Finance leases.............................       3,203              1,938            1,982
Wholesale and other dealer loans...........       1,311                885            1,127
                                                 ------             ------           ------
                                                 11,409              9,138            9,139
Unearned income............................        (788)              (576)            (575)
Allowance for credit losses................        (134)              (110)            (114)
                                                 ------             ------           ------
   Finance receivables, net................     $10,487             $8,452           $8,450
                                                 ======             ======           ======

Finance leases included estimated unguaranteed residual values of $862 million, $678 million and $771 million at March 31, 1998, September 30, 1997 and March 31, 1997, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $17 million, $17 million and $24 million at March 31, 1998, September 30, 1997 and March 31, 1997, respectively.


Note 4 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                               March 31,      September 30,       March 31,
                                                 1998             1997              1997
                                               ---------      -------------       ---------
                                                          (Dollars in Millions)
Commercial paper, net....................        $ 2,236            $ 1,512         $ 1,913
                                                 -------            -------         -------
Other senior debt, due in the years
   ending September 30,:
   1997..................................              -                  -           1,235
   1998..................................          1,484              2,868           2,762
   1999..................................          1,731              1,324           1,315
   2000..................................          2,395              2,505           2,505
   2001..................................          2,262              2,154           2,158
   2002..................................          2,551              2,660           2,610
   Thereafter............................          3,322              1,606             543
                                                 -------            -------         -------
                                                  13,745             13,117          13,128
Unamortized premium......................            116                116             111
                                                 -------            -------         -------
   Total other senior debt...............         13,861             13,233          13,239
                                                 -------            -------         -------
      Notes and loans payable............        $16,097            $14,745         $15,152
                                                 =======            =======         =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (Continued)
--------------------------------

Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 22 days and 5.60%, respectively, at March 31, 1998. Short-term MTNs with original terms of one year or less, included in other senior debt, were $472 million at March 31, 1998. The weighted average interest rate on these short-term MTNs was 5.69% at March 31, 1998, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 5.70% at March 31, 1998, including the effect of derivative financial instruments. This rate has been calculated using rates in effect at March 31, 1998, some of which are floating rates that reset daily. Approximately 40% of other senior debt at March 31, 1998 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 6.08% at March 31, 1998. TMCC manages interest rate risk via continuous adjustment of the mix of fixed and floating rate debt through use of interest rate swap agreements and option-based products.

Included in Notes and Loans Payable at March 31, 1998 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $8.1 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at March 31, 1998. The receivables or payables arising as a result of the differences between the March 31, 1998 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in Other Receivables or Accounts Payable and Accrued Expenses, respectively, and would in aggregate reflect a net payable position of $1.0 billion at March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes TMCC's net income by business segment for the three and six months ended March 31, 1998 and March 31, 1997:

                                              Three Months Ended   Six Months Ended
                                                  March 31,           March 31,
                                              ------------------   ----------------
                                              1998          1997   1998        1997
                                              ----          ----   ----        ----
                                                      (Dollars in Millions)
Net income:
  Financing operations.....................    $25           $43    $57         $75

  Insurance operations.....................      5             4     10          10
                                              ----          ----   ----        ----
     Total net income......................    $30           $47    $67         $85
                                              ====          ====   ====        ====

Net income from financing operations decreased 42% and 24% for the quarter and six months ended March 31, 1998, as compared with the same periods in fiscal 1997 primarily as a result of increased provision for residual value losses due to higher residual value loss experience as well as higher operating and administrative expenses and increased provision for credit losses, partially offset by increased other income.

Net income from insurance operations increased 25% for the quarter ended March 31, 1998 and remained stable for the six months ended March 31, 1998, as compared with the same periods in fiscal 1997. The increase for the quarter ended March 31, 1998 reflects increased underwriting profit and higher investment income, partially offset by higher personnel and operating expenses.

Earning Assets
--------------

The composition of TMCC's net earning assets (excluding retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the three and six months ended March 31, 1998 and March 31, 1997 are summarized below:


                                               March 31,     September 30,      March 31,
                                                 1998             1997            1997
                                               ---------     -------------      ---------
                                                          (Dollars in Millions)

Vehicle lease
 Investment in operating leases, net.....         $9,682           $10,124        $10,583
 Finance leases, net.....................          2,567             1,498          1,540
                                                 -------           -------        -------
Total vehicle leases.....................         12,249            11,622         12,123

Vehicle retail finance receivables, net..          6,352             5,866          5,586
Vehicle wholesale and other receivables..          1,960             1,434          1,652
Allowance for credit losses..............           (234)             (213)          (221)
                                                 -------           -------        -------
Total net earning assets.................        $20,327           $18,709        $19,140
                                                 =======           =======        =======


                                            Three Months Ended     Six Months Ended
                                                March 31,             March 31,
                                             1998        1997      1998        1997
                                            -------    -------    -------    -------
Total contract volume:
   Vehicle lease..........................   73,000     54,000    135,000    110,000
   Vehicle retail.........................   58,000     54,000    110,000    107,000
                                            -------    -------    -------    -------
Total.....................................  131,000    108,000    245,000    217,000
                                            =======    =======    =======    =======

TMS sponsored contract volume:
   Vehicle lease..........................   26,000     12,000     37,000     31,000
   Vehicle retail.........................    9,000      4,000     13,000      6,000
                                            -------    -------    -------    -------
Total.....................................   35,000     16,000     50,000     37,000
                                            =======    =======    =======    =======

Finance penetration (excluding fleet):
   Vehicle lease..........................    29.3%      19.7%      25.6%      20.8%
   Vehicle retail.........................    13.5%      11.4%      12.0%      12.0%
                                              -----      -----      -----      -----
Total.....................................    42.8%      31.1%      37.6%      32.8%
                                              =====      =====      =====      =====

TMCC's net earning assets increased to $20.3 billion at March 31, 1998 from $18.7 billion at September 30, 1997 and $19.1 billion at March 31, 1997. Asset growth from the prior year and for the six months ended March 31, 1998 reflects increased lease, retail and wholesale earning assets. The increase in the allowance for credit losses corresponds with asset growth.

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as a lessor and to hold title to leased vehicles in specified states. TMCC holds an undivided trust interest in lease contracts owned by the Titling Trust, and such lease contracts are included in TMCC's lease assets, until such time as the beneficial interests in such contracts are transferred in connection with a securitization transaction. Substantially all leases owned by the Titling Trust are classified as finance receivables due to certain residual value insurance arrangements in place with respect to such leases, while leases of similar nature originated outside of the Titling Trust are classified as operating leases. The continued acquisition of leases by the Titling Trust has changed the composition of earning assets resulting in an increased mix of finance receivables relative to operating lease assets due to the classification differences described above.

TMCC's lease contract volume increased for the quarter and six months ended March 31, 1998 as compared with the same periods in fiscal 1997 reflecting higher lease finance penetration, competitive leasing programs and higher levels of lease programs sponsored by TMS.

TMCC's retail contract volume increased for the quarter and six months ended March 31, 1998 as compared with the same periods in fiscal 1997 primarily as a result of higher TMS sponsored special programs.

Net Financing Revenue and Other Revenues
----------------------------------------

TMCC's net financing revenues decreased 7% and 1% for the quarter and six months ended March 31, 1998, as compared with the same periods in fiscal 1997 primarily as a result of increased provision for residual value losses, which is described below under depreciation on operating leases, as well as increased interest expense, partially offset by increased retail and wholesale revenues.

The following table summarizes TMCC's other revenues for the three and six months ended March 31, 1998 and March 31, 1997:

                                            Three Months Ended     Six Months Ended
                                                 March 31,             March 31,
                                            1998          1997     1998        1997
                                            ----          ----     ----        ----
                                                     (Dollars in Millions)
Insurance operations revenues.............   $35           $31      $69         $62
Gains and servicing fees on assets sold...     7             2       14           5
Investment and other income...............     1             2        2           4
                                            ----          ----     ----        ----
   Total other revenues...................   $43           $35      $85         $71
                                            ====          ====     ====        ====

Other revenues increased 23% and 20% for the quarter and six months ended March 31, 1998, as compared with the same periods in fiscal 1997 reflecting increased insurance operations revenues due to higher underwriting revenues associated with in-force agreements as well as increased investment income. Also, gains and servicing fee income increased for the quarter and six months ended March 31, 1998, as compared with the same periods in fiscal 1997 due to growth in the balance of sold retail receivables and interests in lease finance receivables. Principal collections related to the lease receivables sold in September 1997 were used to purchase additional vehicle lease contracts resulting in gains of approximately $1 million and $2 million for the quarter and six months ended March 31, 1998. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale and current financial market conditions.

Depreciation on Operating Leases
--------------------------------

The following table sets forth the items included in TMCC's depreciation on operating leases for the three and six months ended March 31, 1998 and March 31, 1997:

                                                        Three Months Ended   Six Months Ended
                                                            March 31,           March 31,
                                                        ------------------   ----------------
                                                        1998          1997   1998        1997
                                                        ----          ----   ----        ----
                                                                (Dollars in Millions)

  Straight-line depreciation on operating leases.....   $378          $421   $762        $849
  Provision for residual value losses
      on operating leases............................     61            24    101          66
  Parent support for certain vehicle disposition
      losses.........................................    (25)            -    (25)          -
                                                        ----          ----   ----        ----
     Total depreciation on operating leases..........   $414          $445   $838        $915
                                                        ====          ====   ====        ====

Straight-line depreciation expense decreased 10% for the quarter and six months ended March 31, 1998, as compared with the same periods in fiscal 1997 corresponding with a decline in average operating lease assets. As discussed earlier, the acquisition of leases by the Titling Trust has increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation expense.

TMCC is subject to residual value risk in connection with its lease portfolio. TMCC's residual value risk is a function of the number of off-lease vehicles returned for disposition and any shortfall between the net disposition proceeds and the estimated unguaranteed residual values on returned vehicles. Total unguaranteed residual values related to TMCC's vehicle lease portfolio declined from approximately $9.0 billion at September 30, 1997 to $8.7 billion at March 31, 1998 reflecting the acquisition of residual value insurance on an increasing number of leases in connection with the lease securitization program. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses on core models derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors. The provision for losses on returned lease vehicles is included in TMCC's depreciation expense for operating leases and in leasing revenues for direct finance leases.

The increase in the provision for residual value losses on operating leases for the quarter and six months ended March 31, 1998 reflects increasing off-lease vehicle return rates as well as higher residual value losses per vehicle sold at auction. The number of leased vehicles returned to TMCC as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") has increased for each of the first two quarters of TMCC's 1998 fiscal year. TMCC anticipates that the full term return ratio will continue at the increased level through the remainder of the fiscal year and perhaps longer. The full term return ratio was 36% in the first six months of fiscal 1998 as compared to 14% for the same period in fiscal 1997. Losses at vehicle disposition increased $36 million and $60 million for the quarter and six months ended March 31, 1998 as compared with the same periods in fiscal 1997. TMCC believes that the increase in vehicle returns and losses is due in part to (i) the relatively large number of 24 month Toyota vehicle leases maturing during the current fiscal year, which historically experience higher return rates and losses per unit than longer term contracts and (ii) the impact of competitive new vehicle pricing for core Toyota and Lexus models which has put downward pressure on late model Toyota and Lexus used vehicle prices. In addition, the large supply of late model used vehicles in the used car market may also be affecting return rates by depressing market prices. No assurance can be made that the rate of vehicle returns or disposition losses will not increase further.

The Company has taken action to reduce vehicle disposition losses by adjusting the lease purchase mix and developing strategies to maximize proceeds on vehicles sold through auction; however, no assurance can be given that such activities or strategies will be successful with regard to future results. During fiscal 1998, the Company received Parent support for vehicle disposition losses; no assurance can be provided as to either the level of Parent support for the remainder of fiscal 1998 or the continuation of the support arrangement beyond fiscal 1998. TMCC's lease portfolio includes contracts with terms ranging from 12 to 60 months; the average original contract term in TMCC's operating lease portfolio was 36 months at March 31, 1998 and 1997.

Interest Expense
----------------

Interest expense increased 6% and 5% during the quarter and six months ended March 31, 1998, as compared with the same periods in fiscal 1997 due to higher average borrowings outstanding required to fund the growth in average earning assets, and an increase in the average cost of borrowings. The weighted average cost of borrowings was 5.88% and 5.85% for the six months ended March 31, 1998 and 1997, respectively.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 25% and 19% during the quarter and six months ended March 31, 1998, as compared with the same periods in fiscal 1997 reflecting primarily additional personnel and operating costs required to support TMCC's growing customer base as well as growth in the Company's insurance operations. TMCC anticipates continued growth in expenses reflecting increasing headcount and operating costs associated with portfolio growth and expanded customer service activities as well as costs in connection with technology upgrades and software modifications to address year 2000 issues.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses increased 17% and 18% during the quarter and six months ended March 31, 1998, as compared with the same periods in fiscal 1997 primarily as a result of less favorable credit loss experience and earning asset growth. Increased credit losses reflect an increased number of repossessed accounts, higher losses per repossessed account reflecting a weaker used vehicle market, aging of the lease portfolio and a higher mix of used vehicles in the retail portfolio, which historically produce higher losses than new business. TMCC has not significantly altered its underwriting standards during the quarter and six months ended March 31, 1998, as compared with the same periods in fiscal 1997. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of March 31, 1998.

Net credit loss experience, excluding net losses on receivables sold subject to limited recourse provisions, for the three and six months ended March 31, 1998 and 1997 was as follows:

                                      Three Months Ended        Six Months Ended
                                           March 31,                March 31,
                                      ------------------        ----------------
                                      1998          1997        1998        1997
                                      -----        -----        -----      -----
                                                 (Dollars in Millions)
Gross Credit Losses                   $33.8        $30.8        $62.2      $53.5
Recoveries                             (3.6)        (2.9)        (6.9)      (5.7)
                                      -----        -----        -----      -----
Net Credit Losses...............      $30.2        $27.9        $55.3      $47.8
                                      =====        =====        =====      =====

Annualized Net Credit Losses
   as a % of Average Earning
   Assets.......................       .61%         .59%         .57%       .51%



                                   March 31,   September 30,   March 31,
                                     1998          1997          1997
                                   ---------   -------------   ---------
                                           (Dollars in Millions)

Allowance for Credit Losses.....        $234            $213        $221

Allowance for Credit Losses
   as a % of Earning Assets.....       1.14%           1.13%       1.14%


Liquidity and Capital Resources
-------------------------------

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

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.3 billion to $3.0 billion during the first six months of fiscal 1998, with an average outstanding balance of $2.1 billion. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $2.0 billion at March 31, 1998. No loans were outstanding under any of these bank credit facilities during the first six months of fiscal 1998. TMCC also maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $250 million. At March 31, 1998, TMCC had issued approximately $22 million in letters of credit, primarily related to the Company's insurance operations.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. During the first six months of fiscal 1998, TMCC issued approximately $2.6 billion of MTNs and Eurobonds all of which had original maturities of one year or more.

The original maturities of all MTNs and Eurobonds outstanding at March 31, 1998 ranged from one to eleven years. At March 31, 1998, the amounts outstanding under MTNs and Eurobonds, including the effect of foreign currency translations at March 31, 1998 spot exchange rates, are as follows:

                                                             Total
                                                            U.S. and
                         U.S.            Foreign            Foreign
                       Currency          Currency           Currency
                     Denominated       Denominated        Denominated
                    -------------     -------------      -------------
MTNs..............  $5.8 billion      $4.5 billion       $10.3 billion
Eurobonds.........   1.0 billion       2.6 billion         3.6 billion
                    ------------      ------------       -------------
                    $6.8 billion      $7.1 billion       $13.9 billion
                    ============      ============       =============

TMCC anticipates continued use of MTNs in both the United States and international capital markets. At April 30, 1998, approximately $168 million was available for issuance under TMCC's United States public MTN program, none of which was committed for issue by the Company. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $16.0 billion. Approximately $6.7 billion was available for issuance under the Euro MTN program as of April 30, 1998 of which the Company has committed to issue approximately $1.0 billion. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. Additionally, TMCC has registered approximately $700 million of securities, excluding MTNs, with the SEC which were available for issuance at April 30, 1998.

TMCC utilizes its asset-backed securitization programs to generate funds for investment in earning assets. In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust to act as a lessor and to hold title to leased vehicles in specified states in connection with its lease securitization program. TMCC anticipates that the number and principal amount of leases originated by the Toyota Lease Trust will comprise a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio; however, until leases are included in a securitization transaction, they will continue to be classified as finance receivables on TMCC's balance sheet. TMCC has entered into agreements to sell approximately $500 million in interests in lease finance receivables owned by the Toyota Lease Trust in connection with a lease asset backed securitization transaction which is scheduled to close in May 1998.

The Company's ratio of earnings to fixed charges was 1.24 for the first six months of fiscal 1998 compared to 1.32 for the first six months of fiscal 1997. TMCC believes that the decline in the ratio has not affected its ability to maintain liquidity or access to outside funding sources. The decline in the ratio is due to several factors including higher interest expense, higher provisions for residual value and credit losses and increased operating expenses attributable to TMCC's growing customer base, customer service and technology initiatives and costs in connection with the year 2000 project.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first six months of fiscal 1998, cash used to purchase additional investments in operating leases and finance receivables, totaling $10.4 billion, was partially provided by the liquidation and sale of earning assets totaling $7.8 billion.
Investing activities resulted in a net cash use of $2.6 billion during the first six months of fiscal 1998, as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets. Investing activities were also supported by net cash provided by operating and finance activities totaling $1.0 billion and $1.6 billion, respectively, during the first six months of fiscal 1998. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

On April 2, 1998, Moody's affirmed its "Aaa" rating of Japan's debt, but changed its outlook for Japan's "Aaa" debt rating from "stable" to "negative". In making the announcement, Moody's cited the uncertainty of the ability of Japanese authorities to promote a return to economic growth and fiscal balance. As a result, Moody's also lowered its outlook for all Japanese companies with a "Aaa" debt rating, including that of Toyota Motor Corporation ("TMC"), TMCC's ultimate parent. Moody's April 2 release stressed, however, that notwithstanding the change in rating outlook, the rating of Japan is not on review for possible downgrade and that it maintains its "Aaa" rating on Japan in view of the country's many fundamental strengths. The release noted further that a change in outlook merely signifies the identification of developments that may lead to a formal review of the rating over an 18-month to two-year horizon. Although Moody's has not made any public announcement to this effect, if the credit rating of TMC were lowered, the credit rating of TMCC could also be lowered. To date, Standard & Poor's has not changed its "AAA" rating of Japan's sovereign debt or the credit rating of TMC.

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

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at March 31, 1998 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at March 31, 1998 was $39 million on an aggregate notional amount of $21.5 billion. At March 31, 1998 approximately 91% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties.

As of March 31, 1998, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .70% from 5.69% to an estimated 6.39% at March 31, 1998. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .88% from 5.69% to an estimated 4.81% at March 31, 1998.

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

The value-at-risk of TMCC's portfolio as of March 31, 1998, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates is as follows:


                                                  As of
                                              March 31, 1998
                                             ----------------
Mean portfolio value......................   $3,020.0 million
Value-at-risk.............................      $26.6 million
Percentage of the mean portfolio value....        0.9%
Confidence level..........................       95.0%


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

A reconciliation of the activity of TMCC's derivative financial instruments for the six months ended March 31, 1998 and 1997 is as follows:

                                                   Six Months Ended March 31,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  1998    1997    1998    1997    1998    1997    1998    1997
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $6.5    $5.6    $6.3    $6.8    $5.6    $6.2    $2.4    $1.9

Add:
   New agreements...............   2.1     1.5     0.3     0.9     1.4     1.6     0.2     0.8

Less:

   Terminated agreements........     -       -       -       -       -       -       -       -
   Expired agreements...........   0.8     0.1     1.1     1.4     1.1     2.3     0.3     0.2
                                  ----    ----    ----    ----    ----    ----    ----    ----
Ending notional amount..........  $7.8    $7.0    $5.5    $6.3    $5.9    $5.5    $2.3    $2.5
                                  ====    ====    ====    ====    ====    ====    ====    ====


Year 2000 Date Conversion
-------------------------

In 1997, the Company developed an action plan to identify, evaluate and implement changes to computer systems and software to address potential year 2000 systems malfunctions associated with time sensitive programs that may not properly recognize the year 2000. In addition, TMCC has initiated communications with dealers, financial institutions, and vendors to determine the extent of risk created by those third parties' failure to remediate their own year 2000 issues. At present, TMCC cannot determine the effect of failed remediation efforts by these outside parties. Costs associated with the year 2000 systems and software modifications are expensed as incurred. The total estimated cost associated with the required modifications to TMCC's systems and software is not expected to have a material impact on the Company's results of operations, liquidity or capital resources.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that TMCC anticipates that the rate of vehicle returns will continue at an increased level through the remainder of the fiscal year and perhaps longer; that allowances for credit losses are considered adequate to cover expected credit losses; that TMCC anticipates continued growth in operating expenses associated with portfolio growth, expanded customer service activities, technology upgrades and software modifications to address year 2000 issues; the Company's continued use of MTNs in the United States and the international capital markets; that TMCC anticipates that the number and principal amount of leases originated by the Toyota Lease Trust will comprise a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio; that the decline in the ratio of earnings to fixed charges has not affected the Company's ability to maintain liquidity or access to outside funding sources; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet the Company's future funding requirement; that the total cost associated with required year 2000 issues is not expected to have a material impact on the Company's results of operations, liquidity or capital resources.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; increases in prevailing interest rates; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; the failure of the Company's action plan to resolve timely year 2000 issues due to non-performance by outside contractors, failure of third parties to remediate their year 2000 issues or other factors; increased costs associated with the Company's debt funding efforts; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements.

New Accounting Standards

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure About Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain previously required disclosures. The Company does not have a pension plan separate from TMS; all full-time employees of the Company are eligible to participate in the TMS pension plan. Benefit obligations and fair values of plan assets for employees of the Company are not determined separately from TMS. The impact on the Company of adoption of SFAS No. 132 is not expected to be significant.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. Currently, the Company generally expenses the costs of developing or obtaining internal-use software as incurred. The Company is currently evaluating SOP 98-1, but does not expect it to have a material impact on its consolidated financial statements.

Review by Independent Public Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and six-month periods ended
March 31, 1998 and 1997, Price Waterhouse LLP ("Price Waterhouse") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 7, 1998 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by Price Waterhouse within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various claims and actions are pending against TMCC and its subsidiaries with respect to financing activities, taxes and other matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of March 31, 1998 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.


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

            (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed by the registrant during the quarter ended March 31, 1998.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   May 7, 1998                       By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                     George E. Borst
                                               Senior Vice President and
                                                    General Manager
                                             (Principal Executive Officer)



Date:   May 7, 1998                       By     /S/ GREGORY B. WILLIS
                                             -------------------------------
                                                     Gregory B. Willis
                                                     Vice President
                                               Finance and Administration
                                             (Principal Accounting Officer)

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