Form 10-Q
period 1998-06-30
TOYOTA MOTOR CREDIT CORP
filed 1998-08-14
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1998
                                     -------------
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

          As of July 31, 1998, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                 June 30,      September 30,      June 30,
                                                   1998            1997             1997
                                                ---------     --------------     ---------
                                               (Unaudited)                      (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................        $   152            $   177       $   158
Investments in marketable securities......            349                305           299
Investments in operating leases, net......          9,775             10,257        10,437
Finance receivables, net..................         11,390              8,452         8,856
Receivable from Parent....................             83                112             -
Other receivables.........................            174                137            75
Deferred charges..........................            179                164           167
Other assets..............................            260                183           182
Income taxes receivable...................              8                 43             -
                                                  -------            -------       -------

         Total Assets.....................        $22,370            $19,830       $20,174
                                                  =======            =======       =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................        $16,932            $14,745       $15,236
Accrued interest..........................            145                213           175
Accounts payable and accrued expenses.....          1,291              1,072         1,012
Due to Parent.............................              -                  -            33
Deposits..................................            240                248           247
Income taxes payable......................              -                  -           130
Deferred income...........................            555                517           545
Deferred income taxes.....................          1,020                954           751
                                                  -------            -------       -------
      Total Liabilities...................         20,183             17,749        18,129
                                                  -------            -------       -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; 91,500
      issued and outstanding).............            915              915             915
   Retained earnings......................          1,258            1,159           1,126
   Net unrealized gains on marketable
      securities..........................             14                7               4
                                                  -------          -------         -------
      Total Shareholder's Equity..........          2,187            2,081           2,045
                                                  -------          -------         -------
         Total Liabilities and
         Shareholder's Equity.............        $22,370          $19,830         $20,174
                                                  =======          =======         =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                              Three Months Ended    Nine Months Ended
                                                     June 30,            June 30,
                                              ------------------    -----------------
                                               1998        1997      1998       1997
                                              ------      ------    ------     ------
                                                             (Unaudited)
Financing Revenues:

   Leasing.................................   $  647      $  683    $1,943     $2,074
   Retail financing........................      138         105       394        328
   Wholesale and other dealer financing....       27          24        73         68
                                              ------      ------    ------     ------

Total financing revenues...................      812         812     2,410      2,470

   Depreciation on operating leases........      423         438     1,261      1,354
   Interest expense........................      249         228       722        680
                                              ------      ------    ------     ------


Net financing revenues.....................      140         146       427        436

Other revenues.............................       45          47       130        118
                                              ------      ------    ------     ------

Net financing revenues and other revenues..      185         193       557        554
                                              ------      ------    ------     ------

Expenses:

   Operating and administrative............       99          81       278        232
   Provision for credit losses.............       31          36       108        101
                                              ------      ------    ------     ------

Total expenses.............................      130         117       386        333
                                              ------      ------    ------     ------

Income before income taxes.................       55          76       171        221

Provision for income taxes.................       23          32        72         92
                                              ------      ------    ------     ------

Net Income.................................   $   32      $   44    $   99     $  129
                                              ======      ======    ======     ======



       See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                  Nine Months Ended June 30,
                                                                  --------------------------
                                                                   1998                1997
                                                                  ------              ------
                                                                          (Unaudited)
Cash flows from operating activities:

   Net income............................................         $   99              $  129
                                                                  ------              ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization...................          1,363               1,387
         Provision for credit losses.....................            108                 101
         Gain from sale of finance receivables, net......             (5)                 (9)
        (Decrease) in accrued interest...................            (68)                (51)
         Increase (decrease) in deferred income taxes....             66                 (54)
        (Increase) decrease in other assets..............            (47)                  2
         Increase in other liabilities...................             22                 112
                                                                  ------              ------
   Total adjustments.....................................          1,439               1,488
                                                                  ------              ------

Net cash provided by operating activities................          1,538               1,617
                                                                  ------              ------

Cash flows from investing activities:

   Addition to investments in marketable securities......           (523)               (285)
   Disposition of investments in marketable securities...            486                 343
   Addition to investments in operating leases...........         (3,228)             (3,150)
   Disposition of investments in operating leases........          2,393               2,158
   Purchase of finance receivables.......................        (13,722)            (11,443)
   Liquidation of finance receivables....................         10,008               9,234
   Proceeds from sale of finance receivables.............            666                 754
                                                                  ------              ------

Net cash used in investing activities....................         (3,920)             (2,389)
                                                                  ------              ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.....          4,776               5,049
   Payments on notes and loans payable...................         (3,171)             (3,385)
   Net increase (decrease) in commercial paper with
      original maturities less than 90 days..............            752                (904)
                                                                  ------              ------

Net cash provided by financing activities................          2,357                 760
                                                                  ------              ------

Net (decrease) in cash and cash equivalents..............            (25)                (12)

Cash and cash equivalents at the beginning of the period.            177                 170
                                                                  ------              ------

Cash and cash equivalents at the end of the period.......         $  152              $  158
                                                                  ======              ======

Supplemental disclosures:

   Interest paid.........................................         $  765              $  711
   Income taxes paid.....................................         $    5              $    5


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

Information pertaining to the three and nine months ended June 30, 1998 and 1997 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of those expected for any other interim period or for a full year. Certain June 1997 accounts have been reclassified to conform with the June 1998 and September 1997 presentation.

Under an arrangement with Toyota Motor Sales, U.S.A., Inc. ("TMS" or "Parent"), TMS will provide support to Toyota Motor Credit Corporation ("TMCC" or the "Company") for certain vehicle disposition losses incurred during fiscal 1998. TMS support amounts included in the Consolidated Statement of Income related to this arrangement totaled $28 million for the quarter and $53 million for the nine months ended June 30, 1998.

Effective July 1, 1998 Toyota Motor Insurance Company, Toyota Motor Insurance Corporation of Vermont and Toyota Motor Life Insurance Company which had been wholly-owned subsidiaries of TMCC became wholly-owned subsidiaries of Toyota Motor Insurance Services, Inc., a wholly-owned subsidiary of TMCC.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and other notes to the consolidated financial statements included in TMCC's 1997 Annual Report to the Securities and Exchange Commission ("SEC")on Form 10-K.


Note 2 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                              June 30,      September 30,         June 30,
                                                1998            1997                1997
                                             ---------     --------------        ---------
                                                        (Dollars in Millions)
Vehicles..................................     $11,919            $12,557          $12,888
Equipment and other.......................         410                338              319
                                               -------            -------          -------
                                                12,329             12,895           13,207
Accumulated depreciation..................      (2,454)            (2,535)          (2,665)
Allowance for credit losses ..............        (100)              (103)            (105)
                                               -------            -------          -------
Investments in operating leases, net.....      $ 9,775            $10,257          $10,437
                                               =======            =======          =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                               June 30,      September 30,         June 30,
                                                 1998            1997                1997
                                              ---------      -------------        ---------
                                                         (Dollars in Millions)
Retail.....................................      $7,582             $6,315           $5,834
Finance leases.............................       3,380              1,938            2,668
Wholesale and other dealer loans...........       1,359                885            1,130
                                                 ------             ------           ------
                                                 12,321              9,138            9,632
Unearned income............................        (798)              (576)            (661)
Allowance for credit losses................        (133)              (110)            (115)
                                                 ------             ------           ------
   Finance receivables, net................     $11,390             $8,452           $8,856
                                                 ======             ======           ======

Finance leases included estimated unguaranteed residual values of $802 million, $678 million and $893 million at June 30, 1998, September 30, 1997 and June 30, 1997, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $16 million, $17 million and $23 million at June 30, 1998, September 30, 1997 and June 30, 1997, respectively.


Note 4 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                                June 30,       September 30,         June 30,
                                                  1998             1997                1997
                                               ---------      -------------         ---------
                                                          (Dollars in Millions)
Commercial paper, net....................        $ 2,382            $ 1,512           $ 1,347
                                                 -------            -------           -------
Other senior debt, due in the years
   ending September 30,:
   1997..................................              -                  -               830
   1998..................................            664              2,868             2,808
   1999..................................          1,736              1,324             1,311
   2000..................................          2,424              2,505             2,554
   2001..................................          2,245              2,154             2,166
   2002..................................          2,578              2,660             2,542
   Thereafter............................          4,780              1,606             1,560
                                                 -------            -------           -------
                                                  14,427             13,117            13,771
Unamortized premium......................            123                116               118
                                                 -------            -------           -------
   Total other senior debt...............         14,550             13,233            13,889
                                                 -------            -------           -------
      Notes and loans payable............        $16,932            $14,745           $15,236
                                                 =======            =======           =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (Continued)
--------------------------------------------

Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 19 days and 5.60%, respectively, at June 30, 1998. Short-term MTNs with original terms of one year or less, included in other senior debt, were $419 million at June 30, 1998. The weighted average interest rate on these short-term MTNs was 5.44% at June 30, 1998, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 5.70% at June 30, 1998, including the effect of derivative financial instruments. This rate has been calculated using rates in effect at June 30, 1998, some of which are floating rates that reset daily. Approximately 42% of other senior debt at June 30, 1998 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 6.04% at June 30, 1998. TMCC manages interest rate risk via continuous adjustment of the mix of fixed and floating rate debt through use of interest rate swap agreements and option-based products.

Included in notes and loans payable at June 30, 1998 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $8.5 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at June 30, 1998. The receivables or payables arising as a result of the differences between the June 30, 1998 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in other receivables or accounts payable and accrued expenses, respectively, and would in aggregate reflect a net payable position of $1.0 billion at June 30, 1998.


Note 5 - Sale of Interests in Lease Finance Receivables
-------------------------------------------------------

TMCC holds an undivided trust interest ("UTI") in leases held in a titling trust established by TMCC. In May 1998, TMCC identified certain leases included in the UTI to be allocated to a separate portfolio represented by a special unit of beneficial interest ("SUBI") totaling $515 million. TMCC then sold the SUBI to Toyota Leasing, Inc. ("TLI") which in turn contributed substantially all of the SUBI to a trust; TMCC continues to act as servicer for all assets represented by the UTI and the SUBI and is paid a servicing fee.
TLI retains subordinated interests in the excess cash flows of these transactions, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. None of the lease assets represented by the SUBI or the restricted assets are available to satisfy any obligations of TMCC.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Sale of Interests in Lease Finance Receivables (Continued)
-------------------------------------------------------------------

The pretax gain resulting from the sale of interests in lease finance receivables totaled approximately $3 million for the nine months ended June 30, 1998, after providing an allowance for estimated credit and residual value losses. Principal collections related to the lease receivables sold in September 1997 and May 1998 were used to purchase additional vehicle lease contracts resulting in gains of approximately $2 million for the nine months ended June 30, 1998.


Note 6 - Commitments and Contingent Liabilities
-----------------------------------------------

Effective June 17, 1998, TMCC has guaranteed payments of principal and interest on $40 million principal amount of flexible rate demand solid waste disposal revenue bonds issued by Putnam County, West Virginia maturing in June 2028, issued in connection with the West Virginia manufacturing facility subsidiary of Toyota Motor Manufacturing North America, Inc., an affiliate of TMCC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes TMCC's net income by business segment for the three and nine months ended June 30, 1998 and June 30, 1997:

                                              Three Months Ended   Nine Months Ended
                                                   June 30,            June 30,
                                              ------------------   -----------------
                                              1998          1997   1998         1997
                                              ----          ----   ----         ----
                                                      (Dollars in Millions)
Net income:
  Financing operations.....................    $27           $39    $84         $114
  Insurance operations.....................      5             5     15           15
                                              ----          ----   ----         ----
     Total net income......................    $32           $44    $99         $129
                                              ====          ====   ====         ====

Net income from financing operations decreased 31% and 26% for the quarter and nine months ended June 30, 1998, as compared with the same periods in fiscal 1997. The decrease in the quarter was primarily the result of increased provision for residual value losses due to higher residual value loss experience as well as higher operating and administrative expenses. The decrease for the nine months ended June 30, 1998 was primarily the result of increased provision for residual value losses as well as higher operating and administrative expenses and increased provision for credit losses, partially offset by increased other income.

Net income from insurance operations remained stable for the quarter and for the nine months ended June 30, 1998, as compared with the same periods in fiscal 1997.

Earning Assets
--------------

The composition of TMCC's net earning assets (excluding retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the three and nine months ended June 30, 1998 and June 30, 1997 are summarized below:


                                                June 30,      September 30,       June 30,
                                                  1998            1997              1997
                                               ---------     --------------      ---------
                                                          (Dollars in Millions)

Vehicle lease
 Investment in operating leases, net.....         $9,591            $10,124        $10,318
 Finance leases, net.....................          2,739              1,498          2,118
                                                 -------            -------        -------
Total vehicle leases.....................         12,330             11,622         12,436

Vehicle retail finance receivables, net..          7,024              5,866          5,407
Vehicle wholesale and other receivables..          2,044              1,434          1,670
Allowance for credit losses..............           (233)              (213)          (220)
                                                 -------            -------        -------
Total net earning assets.................        $21,165            $18,709        $19,293
                                                 =======            =======        =======


                                            Three Months Ended      Nine Months Ended
                                                 June 30,               June 30,
                                            1998          1997      1998         1997
                                           -------      -------    -------     -------
Total contract volume:
   Vehicle lease..........................   87,000      73,000    222,000     183,000
   Vehicle retail.........................   78,000      69,000    188,000     176,000
                                            -------     -------    -------     -------
Total.....................................  165,000     142,000    410,000     359,000
                                            =======     =======    =======     =======

TMS sponsored contract volume:
   Vehicle lease..........................   63,000      19,000    100,000      50,000
   Vehicle retail.........................   28,000       6,000     41,000      12,000
                                            -------     -------    -------     -------
Total.....................................   91,000      25,000    141,000      62,000
                                            =======     =======    =======     =======

Finance penetration (excluding fleet):
   Vehicle lease..........................    26.3%       25.5%      25.9%       22.4%
   Vehicle retail.........................    16.2%       13.9%      13.6%       12.7%
                                              -----       -----      -----       -----
Total.....................................    42.5%       39.4%      39.5%       35.1%
                                              =====       =====      =====       =====

TMCC's net earning assets increased to $21.2 billion at June 30, 1998 from $18.7 billion at September 30, 1997 and $19.3 billion at June 30, 1997. Asset growth from the prior year reflects primarily increased retail and wholesale earning assets, partially offset by a decline in lease earning assets due to the sale of interests in lease finance receivables through lease securitization transactions in September 1997 and May 1998. Asset growth for the nine months ended June 30, 1998 reflects increases in lease, retail and wholesale earning assets. The increase in the allowance for credit losses reflects asset growth.

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

TMCC's lease and retail contract volume increased for the quarter and nine months ended June 30, 1998 as compared with the same periods in fiscal 1997 reflecting higher levels of programs sponsored by TMS and higher finance penetration.

Net Financing Revenue and Other Revenues
----------------------------------------

TMCC's net financing revenues decreased 4% and 2% for the quarter and nine months ended June 30, 1998, as compared with the same periods in fiscal 1997 primarily due to increased provision for residual value losses, described below under depreciation on operating leases, as well as increased interest expense, partially offset by increased retail and wholesale revenues.

The following table summarizes TMCC's other revenues for the three and nine months ended June 30, 1998 and June 30, 1997:

                                            Three Months Ended     Nine Months Ended
                                                 June 30,               June 30,
                                            1998          1997     1998         1997
                                            ----          ----     ----         ----
                                                      (Dollars in Millions)
Insurance operations revenues.............   $36           $32      $105         $94
Gains and servicing fees on assets sold...     8            14        22          19
Investment and other income...............     1             1         3           5
                                            ----          ----      ----        ----
   Total other revenues...................   $45           $47      $130        $118
                                            ====          ====      ====        ====

Other revenues decreased 4% for the quarter ended June 30, 1998, as compared with the same period in fiscal 1997, primarily reflecting lower gains on assets sold, offset by higher insurance operations revenues. Other revenues increased 10% for the nine months ended June 30, 1998 as compared with the same period in fiscal year 1997, reflecting increased insurance operations revenues due to higher underwriting revenues associated with in-force agreements as well as increased investment income. Also, servicing fee income increased for the nine months ended June 30, 1998, as compared with the same period in fiscal 1997 due to growth in the balance of sold interests in lease finance receivables, partially offset by a decrease in the balance of sold retail receivables. The gain resulting from the sale of interests in lease finance receivables in May 1998 and retail receivables in April 1997 totaled approximately $3 million and $9 million for the nine months ended June 30, 1998 and 1997, respectively. Principal collections related to the lease receivables sold in September 1997 and May 1998 were used to purchase additional vehicle lease contracts resulting in gains of approximately $2 million for the nine months ended June 30, 1998. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale and financial market conditions.

Depreciation on Operating Leases
--------------------------------

The following table sets forth the items included in TMCC's depreciation on operating leases for the three and nine months ended June 30, 1998 and June 30, 1997:

                                                        Three Months Ended    Nine Months Ended
                                                             June 30,              June 30,
                                                        ------------------    -----------------
                                                        1998         1997     1998         1997
                                                        ----         ----     -----       -----
                                                                 (Dollars in Millions)

  Straight-line depreciation on operating leases.....   $371         $406    $1,133      $1,255
  Provision for residual value losses
      on operating leases............................     80           32       181          99
  Parent support for certain vehicle disposition
      losses.........................................    (28)           -       (53)          -
                                                        ----         ----    ------      ------
     Total depreciation on operating leases..........   $423         $438    $1,261      $1,354
                                                        ====         ====    ======      ======

Straight-line depreciation expense decreased 9% for the quarter and 10% for the nine months ended June 30, 1998, as compared with the same periods in fiscal 1997 corresponding with a decline in average operating lease assets. As discussed earlier, the acquisition of leases by the Titling Trust has increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation expense.

TMCC is subject to residual value risk in connection with its lease portfolio. TMCC's residual value risk is a function of the number of off-lease vehicles returned for disposition and any shortfall between the net disposition proceeds and the estimated unguaranteed residual values on returned vehicles. Total unguaranteed residual values related to TMCC's vehicle lease portfolio declined from approximately $9.0 billion at September 30, 1997 to $8.5 billion at June 30, 1998 reflecting the acquisition of residual value insurance on an increasing number of leases in connection with the lease securitization program as well as sales of interests in lease finance receivables. In July 1998, TMCC entered into insurance policies with Gramercy Place Insurance Limited, a single purpose licensed Cayman Islands insurance company, to insure TMCC against specified potential losses in respect of the residual value risk associated with identified pools of retail closed end lease contracts; these insurance arrangements will reduce unguaranteed residual value levels. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses on core models derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors. The provision for losses on returned lease vehicles is included in TMCC's depreciation expense for operating leases and in leasing revenues for direct finance leases.

The increase in the provision for residual value losses on operating leases for the quarter and nine months ended June 30, 1998 as compared with the prior year periods reflects higher off-lease vehicle return rates as well as higher residual value losses per vehicle sold at auction. The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 39% in the first nine months of fiscal 1998 as compared to 16% for the same period in fiscal 1997. TMCC anticipates that the full term return ratio will continue at the increased level for the remainder of the fiscal year and perhaps longer. Losses at vehicle disposition increased $30 million and $90 million for the quarter and nine months ended June 30, 1998 as compared with the same periods in fiscal 1997. TMCC believes that the increase in vehicle returns and losses is due in part to (i) the relatively large number of 24 month Toyota vehicle leases maturing during the current fiscal year, which historically experience higher return rates and losses per unit than longer term contracts and (ii) the impact of competitive new vehicle pricing for core Toyota and Lexus models which has put downward pressure on late model Toyota and Lexus used vehicle prices. In addition, the large supply of late model used vehicles in the used car market may also be affecting return rates by depressing market prices.
Per unit loss rates may also be affected by the amount of accessories or installed optional equipment included on leased vehicles and the types of installed optional equipment included theron. Although per unit loss rates are typically the result of a combination of factors, to the extent certain types of optional equipment depreciate more quickly than the value attributable to the base leased vehicle, leased vehicles having a greater portion of their overall manufacturer's suggested retail price attributable to such optional equipment will experience relatively higher level of losses.

The Company has taken action to reduce vehicle disposition losses by adjusting the lease term purchase mix and developing strategies to maximize proceeds on vehicles sold through auction. Though per unit residual value loss rates have improved for the quarter ended June 30, 1998 as compared with the previous quarter ended March 31, 1998, no assurance can be given that such activities or strategies will be successful with regard to future results. During fiscal 1998, the Company received Parent support for vehicle disposition losses; no assurance can be provided as to either the level of Parent support for the remainder of fiscal 1998 or the continuation of the support arrangement beyond fiscal 1998. TMCC's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's operating lease portfolio was 38 months at June 30, 1998 and 1997.

Interest Expense
----------------

Interest expense increased 9% and 6% during the quarter and nine months ended June 30, 1998, as compared with the same periods in fiscal 1997. The increase for the quarter and nine months was due primarily to higher average borrowings outstanding required to fund the growth in average earning assets. The weighted average cost of borrowings was 5.83% and 5.90% for the quarter ended June 30, 1998 and 1997 and 5.87% for the nine months ended June 30, 1998 and 1997.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 22% and 20% during the quarter and nine months ended June 30, 1998, as compared with the same periods in fiscal 1997 reflecting primarily additional personnel and operating costs required to support TMCC's growing customer base as well as growth in the Company's insurance operations. TMCC anticipates continued growth in expenses reflecting increasing headcount and operating costs associated with portfolio growth and expanded customer service activities as well as costs in connection with technology upgrades and software modifications to address year 2000 issues.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses decreased 14% during the quarter ended June 30, 1998, as compared with the same period in fiscal 1997, reflecting more favorable credit loss experience as well as a smaller increase in the allowance for credit losses reflecting management's estimate that current reserve levels are adequate with respect to expected loss experience. The provision for credit losses increased 7% during the nine months ended June 30, 1998, as compared with the same period in fiscal 1997 primarily as a result of earning asset growth. TMCC has not significantly altered its underwriting standards during the quarter and nine months ended June 30, 1998, as compared with the same periods in fiscal 1997. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of June 30, 1998.

Net credit loss experience, excluding net losses on receivables sold subject to limited recourse provisions, for the three and nine months ended June 30, 1998 and 1997 was as follows:

                                      Three Months Ended        Nine Months Ended
                                           June 30,                  June 30,
                                      ------------------        -----------------
                                      1998          1997        1998         1997
                                      -----        -----        -----       -----
                                                 (Dollars in Millions)
Gross Credit Losses                   $30.0        $30.2        $92.2       $83.7
Recoveries                             (4.2)        (3.4)       (11.1)       (9.1)
                                      -----        -----        -----       -----
Net Credit Losses...............      $25.8        $26.8        $81.1       $74.6
                                      =====        =====        =====       =====

Annualized Net Credit Losses
   as a % of Average Earning
   Assets.......................        .50%         .57%         .54%        .53%



                                    June 30,    September 30,    June 30,
                                      1998           1997          1997
                                   ---------   --------------   ---------
                                           (Dollars in Millions)

Allowance for Credit Losses.....        $233             $213        $220

Allowance for Credit Losses
   as a % of Earning Assets.....        1.09%            1.13%       1.13%


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

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.3 billion to $3.0 billion during the first nine months of fiscal 1998, with an average outstanding balance of $2.1 billion. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $2.0 billion at June 30, 1998. No loans were outstanding under any of these bank credit facilities during the first nine months of fiscal 1998. TMCC also maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $250 million. At June 30, 1998, TMCC had issued approximately $19 million in letters of credit, primarily related to the Company's insurance operations.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. During the first nine months of fiscal 1998, TMCC issued approximately $4.2 billion of MTNs and Eurobonds all of which had original maturities of one year or more.

The original maturities of all MTNs and Eurobonds outstanding at June 30, 1998 ranged from one to eleven years. At June 30, 1998, the amounts outstanding under MTNs and Eurobonds, including the effect of foreign currency translations at June 30, 1998 spot exchange rates, are as follows:

                                                             Total
                                                            U.S. and
                         U.S.            Foreign            Foreign
                       Currency          Currency           Currency
                     Denominated       Denominated        Denominated
                    -------------     -------------       -------------
MTNs..............   $6.0 billion      $4.9 billion        $10.9 billion
Eurobonds.........    1.0 billion       2.6 billion          3.6 billion
                     ------------      ------------       -------------
                     $7.0 billion      $7.5 billion       $14.5 billion
                      ============      ============       =============

TMCC anticipates continued use of MTNs in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTN's and other debt securities. At July 31, 1998, approximately $843 million was available for issuance under this registration statement, of which $250 million was committed for issue by the Company. In addition, in August 1998, TMCC filed a new shelf registration providing for an aggregate of $4.3 billion of debt securities. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $16.0 billion. Approximately $5.2 billion was available for issuance under the Euro MTN program as of July 31, 1998 of which the Company has committed to issue approximately $25 million. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding.

TMCC utilizes its asset-backed securitization programs to generate funds for investment in earning assets. In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust to act as a lessor and to hold title to leased vehicles in specified states in connection with its lease securitization program. TMCC anticipates that the number and principal amount of leases originated by the Toyota Lease Trust will comprise a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio; however, until leases are included in a securitization transaction, they will continue to be classified as finance receivables on TMCC's balance sheet. During the quarter ended June 30, 1998, TMCC sold interests in lease finance receivables totaling $515 million as described in Note 5 of the Notes to the Consolidated Financial Statements. In addition, in June 1998, the Toyota Lease Trust filed a registration statement with the SEC in connection with the expected sale of an additional $1.1 billion in interests in lease finance receivables.

The Company's ratio of earnings to fixed charges was 1.24 for the first nine months of fiscal 1998 compared to 1.32 for the first nine months of fiscal 1997. TMCC believes that the decline in the ratio has not affected its ability to maintain liquidity or access to outside funding sources. The decline in the ratio is due to several factors including higher interest expense, higher provisions for residual value and credit losses and increased operating expenses attributable to TMCC's growing customer base, customer service and technology initiatives and costs in connection with the year 2000 project.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first nine months of fiscal 1998, cash used to purchase additional investments in operating leases and finance receivables, totaling $17.0 billion, was partially provided by the liquidation and sale of earning assets totaling $12.4 billion.
Investing activities resulted in a net cash use of $3.9 billion during the first nine months of fiscal 1998, as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets.
Investing activities were also supported by net cash provided by operating and finance activities totaling $1.5 billion and $2.4 billion, respectively, during the first nine months of fiscal 1998. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

On July 3, 1998, Moody's placed the "Aaa" long term debt ratings of Toyota Motor Corporation ("TMC"), and its subsidiaries (including TMCC) under review for possible downgrade. In making this announcement, Moody's stated that its action was based on the increasingly competitive environment in which TMC operates and the weakening of automobile demand in both TMC's core market of Japan and in its export markets throughout Southeast Asia. In addition, in April 1998, Moody's changed its outlook for Japan's "Aaa" credit rating from "stable" to "negative". On July 23, 1998, Moody's announced its decision to review for possible downgrade Japan's "Aaa" "country ceilings" for foreign currency-denominated debt and bank deposits as well as the "Aaa" rated yen-denominated securities issued or guaranteed by the government of Japan. If Japan's credit rating is lowered below TMC's level (and its subsidiaries), the credit rating of TMC (and its subsidiaries) would likely be lowered to the same extent. As of August 13, 1998, Standard & Poor's has not changed its "AAA" rating or outlook on the debt of TMC (and its subsidiaries) or the credit rating of Japan.

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

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at June 30, 1998 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at June 30, 1998 was $52 million on an aggregate notional amount of $23.7 billion. At June 30, 1998 approximately 91% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties.

As of June 30, 1998, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .72% from 5.69% to an estimated 6.41% at June 30, 1998. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .91% from 5.69% to an estimated 4.78% at June 30, 1998.

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

The value-at-risk of TMCC's portfolio as of June 30, 1998, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates is as follows:


                                                   As of
                                               June 30, 1998
                                             ----------------
Mean portfolio value......................   $3,490.0 million
Value-at-risk.............................      $26.9 million
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

A reconciliation of the activity of TMCC's derivative financial instruments for the nine months ended June 30, 1998 and 1997 is as follows:

                                                   Nine Months Ended June 30,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  1998    1997    1998    1997    1998    1997    1998    1997
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $6.5    $5.6    $6.3    $6.8    $5.6    $6.2    $2.4    $1.9

Add:
   New agreements...............   3.5     1.6     1.3     1.9     2.1     1.9     0.1     0.8

Less:

   Terminated agreements........     -       -       -       -       -       -       -       -
   Expired agreements...........   0.9     0.3     1.6     1.6     1.2     2.4     0.4     0.2
                                  ----    ----    ----    ----    ----    ----    ----    ----
Ending notional amount..........  $9.1    $6.9    $6.0    $7.1    $6.5    $5.7    $2.1    $2.5
                                  ====    ====    ====    ====    ====    ====    ====    ====


Year 2000 Date Conversion
-------------------------

TMCC, together with its parent TMS, has developed an action plan to identify, evaluate and implement changes to information technology systems
("IT systems"), including mainframe, AS/400, networks and personal computers to address potential year 2000 systems malfunctions associated with time sensitive programs that may not properly recognize the year 2000. In addition, the action plan addresses year 2000 compliance of non-information technology systems ("non-IT systems"), such as security systems, automated access readers and other machinery and equipment. The assessment of mainframe and AS/400 applications has been completed and the conversion and testing phases are underway. Completion of the assessment of networks, personal computers and non-IT systems and the testing and validation phases on all IT and non-IT systems is expected by fiscal year end 1999. Independent consultants have been retained to assist in the development and execution of the year 2000 action plan. TMCC has initiated communications with dealers, financial institutions, and suppliers to determine the extent of risk created by those third parties' failure to remediate their own year 2000 issues. At present, TMCC cannot determine the effect of failed remediation efforts by these outside parties.

Costs associated with the year 2000 systems and software modifications are expensed as incurred. The total estimated cost associated with the required modifications to TMCC's IT and non-IT systems is not expected to have a material impact on the Company's results of operations, liquidity or capital resources.

The inability of TMCC or TMCC's outside parties to address the necessary year 2000 modifications of IT and non-IT systems could result in a significant adverse effect on the Company's operations and financial results including the inability to collect receivables, pay obligations, process new business and occupy facilities. The Company is in the process of developing a contingency plan in the case of failure of the year 2000 remediation efforts. Completion of the contingency plan is expected by the end of fiscal year 1999.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that insurance arrangements will reduce unguaranteed residual value levels; that TMCC anticipates that the rate of vehicle returns will continue at the increased level for the remainder of the fiscal year and perhaps longer; that allowances for credit losses are considered adequate to cover expected credit losses; that TMCC anticipates continued growth in operating expenses associated with portfolio growth, expanded customer service activities, technology upgrades and software modifications to address year 2000 issues; the Company's continued use of MTNs in the United States and the international capital markets; that TMCC anticipates that the number and principal amount of leases originated by the Toyota Lease Trust will comprise a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio; that the decline in the ratio of earnings to fixed charges has not affected the Company's ability to maintain liquidity or access to outside funding sources; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet the Company's future funding requirements; that TMCC does not anticipate non-performance by any of its counterparties; that completion of the assessment of networks, personal computers and non-IT systems and the testing and validation phases on all IT and non-IT systems in connection with year 2000 issues is expected by fiscal year end 1999; that the total cost associated with required year 2000 issues is not expected to have a material impact on the Company's results of operations, liquidity or capital resources; that completion of the contingency plan relating to year 2000 issues is expected by the end of fiscal year 1999.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; increases in prevailing interest rates; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; the effects of any ratings downgrade; the failure of the Company's action plan to resolve timely year 2000 issues due to non-performance by outside contractors, failure of third parties to remediate their year 2000 issues or other factors; the failure of the Company to develop an adequate contingency plan relating to year 2000 issues; increased costs associated with the Company's debt funding efforts; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements.

New Accounting Standards

In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers Disclosure About Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain previously required disclosures. The Company does not have a pension plan separate from TMS; all full-time employees of the Company are eligible to participate in the TMS pension plan. Benefit obligations and fair values of plan assets for employees of the Company are not determined separately from TMS. The impact on the Company of adoption of SFAS No. 132 is not expected to be significant.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. Currently, the Company generally expenses the costs of developing or obtaining internal-use software as incurred. The Company is currently evaluating SOP 98-1, but does not expect adoption to have a material impact on its consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. This SOP requires start-up activities and organization costs to be expensed as incurred. Currently, the Company expenses start-up costs and organization costs as incurred.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as components of comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not determined the impact that adoption of this standard will have on its consolidated financial statement disclosures. The Company plans to adopt SFAS No. 133 by October 1, 1999, as required.

Review by Independent Public Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and nine-month periods ended June 30, 1998 and 1997, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 13, 1998 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various claims and actions are pending against TMCC and its subsidiaries with respect to financing and insurance activities, taxes and other matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of June 30, 1998 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.


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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits

            The exhibits listed on the accompanying Exhibit Index, on page 27, are filed as part of this report.

            (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed by the registrant during the quarter ended June 30, 1998.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   August 13, 1998                   By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                     George E. Borst
                                               Senior Vice President and
                                                    General Manager
                                             (Principal Executive Officer)



Date:   August 13, 1998                   By     /S/ GREGORY B. WILLIS
                                             -------------------------------
                                                     Gregory B. Willis
                                                     Vice President
                                               Finance and Administration
                                             (Principal Accounting Officer)

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