Form 10-K405
period 1998-09-30
TOYOTA MOTOR CREDIT CORP
filed 1998-12-22
CIK 834071

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended  September 30, 1998
                                ------------------
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

          As of November 30, 1998, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                                    PART I

ITEM 1.   BUSINESS.

General

Toyota Motor Credit Corporation ("TMCC") is a wholly-owned subsidiary of Toyota Motor Sales, USA, Inc. ("TMS") and was incorporated in California in 1982 and commenced operations in 1983. TMCC provides retail leasing, retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii)and the Commonwealth of Puerto Rico. TMCC has four wholly-owned subsidiaries, one of which is engaged in the insurance business, one limited purpose subsidiary formed primarily to acquire and securitize retail finance receivables, one limited purpose subsidiary formed primarily to acquire and securitize lease finance receivables and one subsidiary which provides retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle dealers and their customers in the Commonwealth of Puerto Rico. TMCC does business as Toyota Motor Credit Corporation and Lexus Financial Services. TMCC and its subsidiaries are collectively referred to as the "Company".

In September 1998, Toyota Credit Argentina S.A. ("TCA") was incorporated and upon commencement of operations will provide retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. TCA is owned 85% by Toyota Motor Corporation ("TMC") and 15% by TMCC.

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

An operating agreement between TMCC, TMS and Toyota Motor Manufacturing North America, Inc. ("TMMNA") (the "Operating Agreement"), provides that TMCC will establish its own financing rates and is under no obligation to TMS to finance wholesale obligations from any dealers or retail obligations of any customers. In addition, pursuant to the Operating Agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default. The Operating Agreement also specifies that TMS will retain 100% ownership of TMCC as long as TMCC has any funded debt outstanding and that TMS and TMMNA will make necessary equity contributions or provide other financial assistance deemed appropriate to ensure that TMCC maintains a minimum coverage on fixed charges of 1.10 times such fixed charges in any fiscal quarter. Under the Operating Agreement, all loans by TMS and TMMNA to TMCC must be subordinated to all other indebtedness of TMCC. The Operating Agreement does not constitute a guarantee by TMS or TMMNA of any obligations of TMCC. The fixed charge coverage provision of the Operating Agreement is solely for the benefit of the holders of TMCC's commercial paper, and the Operating Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TMCC obligations.

Retail Leasing

TMCC purchases primarily new vehicle lease contracts originated by Toyota and Lexus dealers. Lease contracts purchased must first meet TMCC's credit standards after which TMCC assumes ownership of the leased vehicles and is generally permitted to take possession of vehicles upon lessee default. TMCC is responsible for contract collection and administration during the lease period and for the value of the vehicle at lease maturity if the vehicle is not purchased by the lessee or dealer. Off-lease vehicles returned to TMCC are sold through a network of auction sites located throughout the United States as well as through the internet. TMCC requires lessees to carry fire, theft, collision and liability insurance on leased vehicles covering the interests of both TMCC and the lessee. Leasing revenues contributed 80%, 83% and 82% to total financing revenues for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

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

Retail Financing

TMCC purchases primarily new and used vehicle installment contracts from Toyota and Lexus dealers. Certain of the used vehicle contracts purchased by TMCC are "Certified" Toyota and Lexus used vehicle contracts which relate to vehicles purchased by dealers, reconditioned and certified to meet certain Toyota and Lexus standards, and sold or leased with an extended warranty from the manufacturer. Installment contracts purchased must first meet TMCC's credit standards and thereafter TMCC retains responsibility for contract collection and administration. TMCC acquires security interests in the vehicles financed and generally can repossess vehicles if customers fail to meet contract obligations. Substantially all of TMCC's retail financings are non-recourse which relieves the dealers from financial responsibility in the event of repossession. TMCC requires retail financing customers to carry fire, theft and collision insurance on financed vehicles covering the interests of both TMCC and the customer. Retail financing revenues contributed 17%, 14% and 14% to total financing revenues for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

TMS has historically and continues to sponsor special lease and retail programs by subsidizing below market lease and retail contract rates.

A summary of vehicle retail leasing and financing activity follows:

                                      Years Ended September 30,
                           ------------------------------------------------
                             1998      1997      1996      1995      1994
                           --------  --------  --------  --------  --------
Contract volume:
   Lease................    312,000   262,000   276,000   179,000   204,000
   Retail...............    282,000   247,000   229,000   170,000   210,000
                            -------   -------   -------   -------   -------
      Total.............    594,000   509,000   505,000   349,000   414,000
                            =======   =======   =======   =======   =======
Average amount financed:
   Lease................    $24,600   $24,200   $23,300   $24,800   $23,700
   Retail...............    $17,100   $16,500   $16,200   $15,100   $14,000

Outstanding portfolio at
   period end ($Millions):
      Lease.............    $11,872   $11,622   $11,917    $9,305    $7,569
      Retail............     $7,834    $5,866    $5,105    $4,489    $5,162
      Number of accounts  1,193,000 1,061,000 1,069,000   946,000   929,000


Retail receivables and interests in lease finance receivables sold, totaling $3.3 billion as of September 30, 1998 and $2.4 billion as of September 30, 1997, which TMCC continues to service, are excluded from the outstanding portfolio amounts in the above table.

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

A summary of vehicle wholesale financing activity follows:

                                         Years Ended September 30,
                              ------------------------------------------------
                                1998      1997      1996      1995      1994
                              --------  --------  --------  --------  --------
Dealer loans ($Millions).....   $9,802    $8,573    $8,017    $7,626    $7,055
Dealer repayments ($Millions)   $9,600    $8,684    $8,221    $7,444    $7,032
Outstanding portfolio at
   period end ($Millions)....     $746      $563      $668      $886      $727
Average amount financed
   per vehicle...............  $21,562   $20,695   $19,926   $18,999   $17,530

TMCC also makes term loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements. These loans are typically secured with liens on real estate, other dealership assets and/or personal guarantees of the dealers. Wholesale and other dealer financing revenues contributed 3%, 3% and 4% to total financing revenues for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

Insurance

The principal activities of TMCC's insurance subsidiary include marketing, underwriting, claims administration and providing certain coverages related to vehicle service agreements and contractual liability agreements sold by or through Toyota and Lexus vehicle dealers and affiliates to customers. In addition, the insurance subsidiary insures and reinsures certain TMS and TMCC risks. Income before income taxes from insurance operations contributed 16%, 12% and 7% to total income before income taxes for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

Servicing

TMCC remains as servicer on accounts included in its asset-backed securitization transactions and is paid a servicing fee.

Funding

Funding to support the Company's level of earning assets is provided by access to the capital markets as well as earning asset liquidations and funds provided by operating activities. Capital market funding has generally been in the form of commercial paper, domestic and euro medium-term notes and bonds and transactions through the Company's asset-backed securitization programs.

The Company uses a variety of derivative financial instruments to manage interest rate and currency exchange exposures. The derivative instruments used include cross currency and interest rate swap agreements, indexed note swap agreements and option-based products. The Company does not use any of these instruments for trading purposes.

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

Employee Relations

At November 30, 1998, the Company had approximately 2,800 full-time employees. The Company considers its employee relations to be good.

Segment Information

Financial information regarding industry segments is set forth in Note 17 of the Notes to Consolidated Financial Statements.

Toyota Motor Sales, U.S.A., Inc.

TMS is primarily engaged in the wholesale distribution of automobiles, light trucks, industrial equipment and related replacement parts and accessories throughout the United States (excluding Hawaii). Additionally, TMS exports automobiles and related replacement parts and accessories to Europe, Asia and United States territories.

TMS' corporate headquarters is located in Torrance, California. TMS has port facilities, regional sales offices and parts distribution centers located throughout the United States. Toyota vehicles are distributed in the United States in twelve regional sales areas, ten of which are operated by or through TMS and two which are serviced by private distributors who purchase vehicles directly from TMS and distribute to Toyota dealers within their respective regions. For the year ended September 30, 1998, these private distributors, Gulf States Toyota, Inc. of Houston, Texas and Southeast Toyota Distributors, Inc. of Deerfield Beach, Florida, accounted for approximately 31% of the Toyota vehicles sold in the United States (excluding Hawaii). Lexus vehicles are directly distributed by TMS to Lexus dealers throughout the United States (excluding Hawaii).

For the year ended September 30, 1998, TMS sold approximately 1,317,000 automobiles and light trucks in the United States (excluding Hawaii), of which approximately 825,000 were manufactured in the United States; TMS exported approximately 43,700 automobiles. TMS' sales represented approximately 28% of TMC's worldwide sales volume for the year ended March 31, 1998. For the years ended September 30, 1998 and 1997, Toyota and Lexus vehicles accounted for approximately 8.4% and 8.0%, respectively, of all retail automobile and light truck unit sales volume in the United States.

Total revenues for TMS for the fiscal years ended September 30, 1998, 1997 and 1996, aggregated approximately $32.6 billion, $28.8 billion, and $27.5 billion, respectively, of which approximately $29.2 billion, $25.3 billion, and $24.4 billion, respectively, were attributable to revenues other than those associated with financial services. At September 30, 1998, 1997 and 1996, TMS had total assets of approximately $27.4 billion, $23.6 billion, and $25.1 billion, respectively. TMS had net worth in excess of $4.1 billion and net income in excess of $225 million for each of the fiscal years ended September 30, 1998, 1997 and 1996.

TMS and TMMNA are wholly-owned subsidiaries of Toyota Motor North America, Inc. ("TMA"), a holding company owned 100% by TMC. TMMNA is the holding company for all manufacturing operations in the United States and coordinates and supports numerous manufacturing related administrative functions. Total revenues for TMMNA for the fiscal years ended September 30, 1998 and 1997, aggregated approximately $11.9 billion and $10.6 billion, respectively, all of which was attributable to revenues other than those associated with financial services. At September 30, 1998 and 1997, TMMNA had total assets of approximately $4.2 billion and $3.5 billion respectively. TMMNA had net worth in excess of $2.4 billion and net income in excess of $100 million for the fiscal years ended September 30, 1998 and 1997.

ITEM 2.   PROPERTIES.

The headquarters of the Company for both finance and insurance operations is located in Torrance, California. In addition, the finance operation has three regional offices and 33 branch offices in cities throughout the United States and one branch office in the Commonwealth of Puerto Rico. The insurance operation has six regional sales offices; five of these premises are shared with the finance operation's branch offices. A finance and insurance service center is located in Cedar Rapids, Iowa. All premises are occupied under lease.

ITEM 3.   LEGAL PROCEEDINGS.

Various claims and actions are pending against TMCC and its subsidiaries with respect to finance and insurance activities, taxes and other matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of September 30, 1998 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations.

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

ITEM 6.   SELECTED FINANCIAL DATA.

                                           Years Ended September 30,
                                  -------------------------------------------
                                   1998     1997     1996     1995     1994
                                  -------  -------  -------  -------  -------
                                              (Dollars in Millions)
INCOME STATEMENT DATA

Financing Revenues:

Leasing.......................... $ 2,595  $ 2,730  $ 2,448  $ 1,904  $ 1,231
Retail financing.................     547      446      415      431      413
Wholesale and other
   dealer financing..............      98       89      109      121       86
                                  -------  -------  -------  -------  -------
Total financing revenues.........   3,240    3,265    2,972    2,456    1,730

Depreciation on leases...........   1,681    1,781    1,620    1,232      736
Interest expense.................     994      918      820      716      486
                                  -------  -------  -------  -------  -------
Net financing revenues...........     565      566      532      508      508

Insurance premiums earned and
   contract revenues.............     112       97       86       76       71

Investment and other income......      79       66       41       30       23
                                  -------  -------  -------  -------  -------
Net financing revenues
   and other revenues............     756      729      659      614      602
                                  -------  -------  -------  -------  -------
Expenses:

Operating and administrative.....     323      259      235      207      194
Provision for credit losses......     127      136      115       66       78
Insurance losses and loss
   adjustment expenses...........      55       51       49       41       37
                                  -------  -------  -------  -------  -------
Total expenses...................     505      446      399      314      309
                                  -------  -------  -------  -------  -------

Income before income taxes.......     251      283      260      300      293

Provision for income taxes.......     107      121      108      117      118
                                  -------  -------  -------  -------  -------
Net Income....................... $   144  $   162  $   152  $   183  $   175
                                  =======  =======  =======  =======  =======

Ratio of earnings to
   fixed charges.................    1.25     1.31     1.32     1.42     1.60


BALANCE SHEET DATA

Investments in operating
  leases, net.................... $ 9,765  $10,257  $10,831   $8,148   $6,215
Finance receivables, net......... $11,521   $8,452   $7,474   $7,227   $7,834
Total assets..................... $23,225  $19,830  $19,309  $16,225  $14,791
Notes and loans payable.......... $17,597  $14,745  $15,014  $12,696  $11,833
Capital stock....................    $915     $915     $915     $865     $865
Retained earnings................  $1,303   $1,159     $997     $844     $662


Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes TMCC's net income by business segment for the fiscal years ended September 30, 1998, 1997 and 1996:

                                             Years Ended September 30,
                                             -------------------------
                                             1998       1997      1996
                                             ----       ----      ----
                                               (Dollars in Millions)
Net income:
  Financing operations................       $119       $142      $140
  Insurance operations................         25         20        12
                                             ----       ----      ----
     Total net income.................       $144       $162      $152
                                             ====       ====      ====


Net income from financing operations decreased 16% in fiscal 1998 primarily due to increased provision for residual value losses as well as higher operating and administrative expenses, partially offset by increased investment and other income and lower provision for credit losses. The increase in fiscal 1997 financing operations net income from fiscal 1996 reflects higher net financing revenues attributable to earning asset growth and increased investment and other income, substantially offset by increased provision for residual value losses, higher operating and administrative expenses and higher credit losses.

Net income from insurance operations increased 25% and 67% in fiscal 1998 and 1997, respectively, primarily due to increased underwriting profit from providing coverage under various agreements as well as higher investment income.

Earning Assets
--------------

The composition of TMCC's net earning assets (which excludes retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the years ended September 30, 1998, 1997, and 1996 are summarized below:

                                                      September 30,
                                               ---------------------------
                                                1998      1997      1996
                                               -------   -------   -------
                                                  (Dollars in Millions)

Vehicle lease
  Investment in operating leases, net........  $ 9,559   $10,124   $10,745
  Finance leases, net........................    2,313     1,498     1,172
                                               -------   -------   -------
Total vehicle leases.........................   11,872    11,622    11,917

Vehicle retail finance receivables, net......    7,834     5,866     5,105
Vehicle wholesale and other receivables......    1,800     1,434     1,486
Allowance for credit losses..................     (220)     (213)     (203)
                                               -------   -------   -------
Total net earning assets.....................  $21,286   $18,709   $18,305
                                               =======   =======   =======


                                                Years Ended September 30,
                                               ---------------------------
                                                1998      1997      1996
                                               -------   -------   -------
Total contract volume:
   Vehicle lease.............................  312,000   262,000   276,000
   Vehicle retail............................  282,000   247,000   229,000
                                               -------   -------   -------
Total........................................  594,000   509,000   505,000
                                               =======   =======   =======

TMS sponsored contract volume:
   Vehicle lease.............................  170,000    72,000   190,000
   Vehicle retail............................   80,000    17,000    52,000
                                               -------   -------   -------
Total........................................  250,000    89,000   242,000
                                               =======   =======   =======

Used contract volume:
   Vehicle lease.............................    7,000     6,000     3,000
   Vehicle retail............................   94,000   103,000    72,000
                                               -------   -------   -------
Total........................................  101,000   109,000    75,000
                                               =======   =======   =======

Finance penetration (excluding fleet):
   Vehicle lease.............................    25.3%     23.2%     26.2%
   Vehicle retail............................    15.7%     13.0%     15.0%
                                               -------   -------   -------
Total........................................    41.0%     36.2%     41.2%
                                               =======   =======   =======

TMCC's net earning assets as of September 30, 1998 increased from September 30, 1997 due to growth in lease, retail and wholesale earning assets. The increase in lease earning assets was primarily due to higher lease contract volume, partially offset by the sale of $1.6 billion of interests in lease finance receivables. The increase in retail earning assets was primarily due to higher retail contract volume. Wholesale earning assets increased from September 30, 1997 primarily due to higher dealer inventories. The increase in allowance for credit losses reflects asset growth.

TMCC's net earning assets as of September 30, 1997 increased from September 30, 1996 primarily due to growth in retail earning assets attributable to a higher level of used vehicle financing, partially offset by a decline in lease and wholesale earning assets.

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as a lessor and to hold title to leased vehicles in specified states. The value of the lease contracts purchased by the Titling Trust in fiscal 1998 and 1997 represented approximately 40% and 29%, respectively, of all lease contracts purchased by both TMCC and the Titling Trust. TMCC holds an undivided trust interest in lease contracts owned by the Titling Trust, and such lease contracts are included in TMCC's lease assets, until such time as the beneficial interests in such contracts are transferred in connection with a securitization transaction. Substantially all leases owned by the Titling Trust are classified as finance receivables due to certain residual value insurance arrangements in place with respect to such leases, while leases of similar nature originated outside of the Titling Trust are classified as operating leases. The continued acquisition of leases by the Titling Trust has changed the composition of earning assets resulting in an increasing mix of finance receivables relative to operating lease assets due to the classification differences described above.

TMS sponsors special lease and retail programs which subsidize reduced monthly payments on certain Toyota and Lexus new vehicles and Toyota industrial equipment to qualified lease and retail customers. Support amounts received from TMS in connection with these programs approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease and retail installment contract terms. The level of sponsored program activity varies based on TMS marketing strategies, and revenues earned vary based on the mix of Toyota and Lexus vehicles, timing of programs and the level of support provided. TMCC's revenues earned from TMS sponsored special lease and retail contracts outstanding totaled $142 million, $174 million and $174 million for fiscal years 1998, 1997 and 1996, respectively.

TMCC's lease and retail contract volume for the year ended September 30, 1998 increased from 1997 levels as a result of strong sales of Toyota and Lexus vehicles as well as higher levels of programs sponsored by TMS.

Slightly higher contract volume in 1997 compared to 1996 was primarily due to higher retail used contract volume as well as strong Toyota and Lexus vehicle sales, partially offset by reduced programs sponsored by TMS.

Net Financing Revenue and Other Revenues
----------------------------------------

TMCC's net financing revenues decreased slightly in fiscal 1998 primarily due to increased provision for residual value losses, described below under depreciation on leases, as well as increased interest expense, partially offset by increased retail and wholesale revenues. TMCC's continued use of the Titling Trust to purchase leases has caused a shift in the composition of earning assets from operating leases to finance receivables, as discussed earlier, and resulted in increased revenues from finance leases (until such interests in leases were sold in securitization transactions) and reduced operating lease revenues and depreciation on operating leases. The increase in fiscal 1997 net financing revenues reflects growth in average earning assets, partially offset by increased provision for residual value losses and increased interest expense.

Insurance premiums earned and contract revenues increased 15% and 13% in fiscal 1998 and 1997, respectively, due to higher underwriting revenues associated with in-force agreements.

The following table summarizes TMCC's investment and other income for the fiscal years ended September 30, 1998, 1997 and 1996:

                                                         Years Ended September 30,
                                                        --------------------------
                                                        1998       1997       1996
                                                        ----       ----       ----
                                                           (Dollars in Millions)
Investment income...................................    $ 32       $ 30       $ 19
Servicing fee income................................      26         13          7
Gains on assets sold................................      21         23         15
                                                        ----       ----       ----
   Investment and other income......................    $ 79       $ 66       $ 41
                                                        ====       ====       ====

Increasing investment and other income from 1996 to 1998 reflects primarily higher levels of servicing fee income from accounts included in the Company's asset-backed securitization programs. Servicing fee income increased 100% and 86% in fiscal 1998 and 1997, respectively, due to growth in the combined balance of sold interests in lease finance and sold retail receivables.

Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale, key assumptions used and current financial market conditions.

Depreciation on Leases
----------------------
The following table sets forth the items included in TMCC's depreciation on leases for the years ended September 30, 1998, 1997 and 1996:


                                                             September 30,
                                                      ---------------------------
                                                       1998      1997       1996
                                                      ------    ------     ------
                                                         (Dollars in Millions)

  Straight-line depreciation on operating leases....  $1,501    $1,649     $1,497
  Provision for residual value losses...............     260       132        123
  Parent support for certain vehicle disposition
      losses........................................     (80)        -          -
                                                      ------    ------     ------
  Total depreciation on leases......................  $1,681    $1,781     $1,620
                                                      ======    ======     ======

Straight-line depreciation expense decreased 9% for fiscal 1998 corresponding with a decline in average operating lease assets. As discussed earlier, the acquisition of leases by the Titling Trust has increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation on operating leases. The increase in depreciation expense from fiscal 1996 to 1997 was primarily due to growth in average operating lease assets.

TMCC is subject to residual value risk in connection with its lease portfolio. TMCC's residual value exposure is a function of the number of off-lease vehicles returned for disposition and any shortfall between the net disposition proceeds and the estimated unguaranteed residual values on returned vehicles. If the market value of a leased vehicle at contract termination is less than its contract residual value, the vehicle is more likely to be returned to TMCC. A higher rate of vehicle returns exposes TMCC to a higher risk of aggregate losses.

Total unguaranteed residual values related to TMCC's vehicle lease portfolio declined from approximately $9.0 billion at September 30, 1997 to $7.6 billion at September 30, 1998 reflecting the acquisition of residual value insurance on an increasing number of leases in connection with the lease securitization program as well as sales of interests in lease finance receivables. In addition, TMCC entered into insurance policies in July 1998 with Gramercy Place Insurance Limited, a single purpose licensed Cayman Islands insurance company, to insure TMCC against specified potential losses in respect of the residual value risk associated with identified pools of retail closed end lease contracts which further reduced unguaranteed residual value levels.
TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors.

The increase in the provision for residual value losses in fiscal 1998 reflects higher off-lease vehicle return rates as well as higher residual value losses per vehicle sold at auction. The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 40% for fiscal 1998 as compared to 18% and 14% for fiscal 1997 and 1996, respectively. Losses at vehicle disposition increased $118 million and $53 million during fiscal 1998 and fiscal 1997, respectively, though per unit residual value loss rates have improved for the quarter ended September 30, 1998 as compared with the previous quarters ended June 30, 1998 and March 31, 1998. TMCC believes that the increase in vehicle returns and losses is due in part to (i) the relatively large number of 24 month Toyota vehicle leases maturing during the current fiscal year, which historically experience higher return rates and losses per unit than longer term contracts (ii) the impact of competitive new vehicle pricing for core Toyota and Lexus models which has put downward pressure on late model Toyota and Lexus used vehicle prices and (iii) the large supply of late model used vehicles in the used car market which may also be affecting return rates by depressing market prices. TMCC believes that per unit loss rates have increased primarily as a result of the factors described above with respect to higher vehicle return rates. In addition, per unit loss rates may also be affected by the amount of accessories or installed optional equipment included on leased vehicles and the types of installed optional equipment included theron. Although per unit loss rates are typically the result of a combination of factors, to the extent certain types of optional equipment depreciate more quickly than the value attributable to the base leased vehicle, leased vehicles having a greater portion of their overall manufacturer's suggested retail price attributable to such optional equipment will experience relatively higher level of losses.

The Company has taken action to reduce vehicle disposition losses by adjusting the lease term purchase mix and developing strategies to maximize proceeds on vehicles sold through auction. In addition, TMCC implemented a new residual value setting policy for new Toyota vehicles that separately calculates the residual value applicable to the base vehicle and the residual value applicable to certain specified optional accessories and optional equipment.

During fiscal 1998, the Company received Parent support for vehicle disposition losses; no assurance can be provided as to either the level of Parent support or the continuation of the support arrangement beyond fiscal 1998. TMCC's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's operating lease portfolio was 36 months and 35 months at September 30, 1998 and 1997, respectively.

No assurance can be made that the full term return ratio and per unit losses on lease vehicles will return to historical levels and will not increase further.

Interest Expense
----------------

Interest expense increased 8% and 12% in fiscal 1998 and 1997, respectively, reflecting higher average borrowings outstanding required to fund the growth in average earning assets, slightly offset by a decline in the average cost of borrowings. The weighted average cost of borrowings was 5.85%, 5.87% and 5.90% for the years ended September 30, 1998, 1997 and 1996, respectively.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 25% and 10% in fiscal 1998 and 1997, respectively. The increases reflect primarily additional personnel and operating costs required to support TMCC's growing customer base as well as growth in the Company's insurance operations. TMCC anticipates continued growth in expenses reflecting increasing headcount and operating costs associated with portfolio growth and expanded customer service activities as well as costs in connection with technology upgrades and software modifications to address year 2000 issues.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses decreased 7% during fiscal 1998 reflecting management's estimate that current reserve levels are adequate based on improved credit loss experience, portfolio composition and other factors. The 18% increase in fiscal 1997 reflects higher credit losses, increased mix of used vehicles in the retail portfolio and earning asset growth. TMCC has not significantly altered its underwriting standards. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of September 30, 1998.

An analysis of credit losses and the related allowance follows, excluding net losses on receivables sold subject to limited recourse provisions:

                                          Years ended September 30,
                                    ------------------------------------
                                    1998    1997    1996    1995    1994
                                    ----    ----    ----    ----    ----
                                            (Dollars in Millions)
Allowance for credit losses
   at beginning of period.........  $213    $203    $171    $164    $121
Provision for credit losses.......   127     136     115      66      78
Charge-offs.......................  (120)   (116)    (81)    (63)    (47)
Recoveries........................    17      12      12      12      12
Other Adjustments.................   (17)    (22)    (14)     (8)      -
                                    ----    ----    ----    ----    ----
Allowance for credit losses
   at end of period...............  $220    $213    $203    $171    $164
                                    ====    ====    ====    ====    ====

Allowance for credit losses
   as a percent of gross
   earning assets.................  1.02%   1.13%   1.10%   1.10%   1.15%

Credit losses as a percent
   of average earning assets......   .51%    .55%    .41%    .34%    .30%

Aggregate balances at end of
   period for lease rentals
   and installments 60
   or more days past due..........   $30     $30     $29     $20     $15

Aggregate balances at end of
   period for lease rentals
   and installments 60 or more
   days past due as a percent
   of net investments in operating
   leases and gross receivables
   outstanding....................   .14%    .15%    .15%    .12%    .10%


LIQUIDITY AND CAPITAL RESOURCES

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities as well as transactions through the Company's asset-backed securitization programs. Debt issuances have generally been in the form of commercial paper and domestic and euro medium-term notes ("MTNs") and bonds.
On occasion, this funding has been supplemented by loans and equity contributions from TMS.

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.3 billion to $3.7 billion during fiscal 1998, with an average outstanding balance of $2.4 billion. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.0 billion at September 30, 1998. No loans were outstanding under any of these bank credit facilities during fiscal 1998. TMCC also maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling
$175 million. At September 30, 1998, TMCC had issued approximately $12 million in letters of credit, primarily related to the Company's insurance operations.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided TMCC with significant sources of funding. During fiscal 1998, TMCC issued approximately $5.0 billion of domestic and euro MTNs and bonds all of which had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at September 30, 1998 ranged from one to eleven years. As of September 30, 1998, TMCC had total MTNs and bonds outstanding of $14.9 billion, of which $7.8 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTNs and other debt securities. At November 30, 1998, approximately $2.5 billion was available for issuance under this registration statement. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's euro MTN program is $16.0 billion. Approximately $5.7 billion was available for issuance under the euro MTN program as of November 30, 1998. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the international capital market that are not issued under its euro MTN program.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets. During the year ended September 30, 1998, TMCC sold interests in lease finance receivables totaling $1,643 million as described in Note 7 of the Notes to the Consolidated Financial Statements. In addition, on December 3, 1998, the Company sold interests in lease finance receivables totaling $782 million. During fiscal 1998, the number and principal amount of leases purchased by the Toyota Lease Trust in connection with TMCC's lease securitization program comprised a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio. However, until leases are included in a securitization transaction, they continue to be classified as finance receivables on TMCC's balance sheet.

TMCC's ratio of earnings to fixed charges was 1.25, 1.31 and 1.32 in the years ended September 30, 1998, 1997, and 1996, respectively. TMCC believes that the decline in the ratio has not affected its ability to maintain liquidity or access to outside funding sources. The decline in the ratio is due to several factors including higher interest expense, higher provisions for residual value losses and increased operating expenses attributable to TMCC's growing customer base, customer service and technology initiatives and costs in connection with the year 2000 project.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation of earning assets, totaling $17.3 billion and $15.6 billion during fiscal 1998 and 1997, respectively, was used to purchase additional investments in operating leases and finance receivables, totaling $23.6 billion and $19.9 billion during fiscal 1998 and 1997, respectively. Investing activities resulted in a net use of cash of $4.5 billion and $2.3 billion in fiscal 1998 and 1997, respectively, as the purchase of additional earning assets exceeded cash provided by the liquidation of earning assets. Net cash provided by operating activities totaled $2.0 billion in both fiscal 1998 and 1997, and net cash provided by financing activities totaled $2.5 billion and $0.3 billion, during fiscal 1998 and 1997, respectively. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

During the past fiscal year, the long-term debt rating of TMC and its subsidiaries (including TMCC) has been and continues to be under review by certain nationally recognized statistical rating organizations and was downgraded by one of such rating organizations. TMCC does not believe that these rating organization actions have had a material adverse effect on its liquidity or access to the capital markets.

Year 2000 Date Conversion
-------------------------

The year 2000 issue concerns the inability of computer systems and related applications to function properly in the year 2000 and beyond. As a wholly-owned subsidiary of TMS, TMCC is participating in TMS' comprehensive action plan to identify and address year 2000 issues. As part of the year 2000 action plan, TMCC is identifying and evaluating potential year 2000 problems and is implementing changes designed to yield year 2000 compliance in its information technology systems, including mainframe, distributed and desktop computer systems, networks and telecommunications (collectively, "IT systems") and its non-information technology systems, including security and HVAC systems, automated access readers and other machinery and equipment (collectively, "embedded systems"). An additional component of the year 2000 action plan involves TMCC's communications with its external business partners for the purpose of assessing and reducing the risk that TMCC's operations could be adversely affected by such third parties' noncompliance with year 2000 issues.

Phases

The year 2000 action plan consists of four phases, some of which are being conducted concurrently:

Inventory and Assessment: During this phase an inventory is taken of all software and/or hardware components of significant applications or systems. Software and hardware that is no longer in use or is planned to be replaced before the year 2000, is identified and removed from the scope of the project. Once the inventory is completed and verified, a preliminary determination of whether the software or hardware is likely to have year 2000 date issues is made either by manual review, vendor inquiry or by use of software tools designed to search for date impacts. Once the assessment is completed, a business critical prioritized plan is developed for remediation, testing, and implementing the remediated hardware or software in the remaining phases.

Remediation: During this phase, software for which TMS or TMCC owns the source code will be scanned and corrected. In most instances, TMCC will use the "windowing" approach to fix source code which uses program logic to correct year 2000 date issues. In some cases, it will be necessary to expand the year field from two to four digits where the year 2000 date issue can not be solved with the "windowing" method. Software for which TMS or TMCC does not own the source code will be remediated by obtaining the year 2000 ready version of the software from the vendor. For hardware and operating system software, the year 2000 ready component will also be obtained from the vendor.

Testing: The testing phase focuses mainly on remediated hardware and software that supports business critical functions. Test plans and test cases are expected to be developed and performed for each application. For software modified by TMCC, tests will be designed to demonstrate that application functionality has not changed as a result of the remediation.

Implementation: During this phase, the remediated hardware and software components will be implemented in the production environment. At this time, policies and procedures will be implemented to ensure that additional modifications to remediated and tested hardware and/or software are year 2000 compliant.

State of Readiness

The Company has identified the following six areas for specific review and remediation in connection with its year 2000 compliance efforts:

Critical Business Systems Applications: Includes distributed and mainframe applications used in operations such as retail and lease financing, customer account processing, collections, insurance operations and accounting systems. TMCC has completed the inventory and assessment of these systems and is currently in the remediation and testing phases. Testing and validation of remediated systems will continue through the second quarter of calendar year 1999 with implementation expected by the third quarter of calendar year 1999.

Desktop Systems: Includes commercial off-the-shelf software as well as custom developed applications. TMCC has completed the inventory and assessment of these systems and related software applications. Remediation and testing of business critical custom developed systems is underway with implementation expected by the third quarter of calendar year 1999. Replacement of non-compliant off-the-shelf software applications is expected by the second quarter of calendar year 1999.

Technical Infrastructure: Includes mainframe, distributed and PC systems, networks, and telecommunications. TMCC is in the process of completing the inventory of its technical infrastructure which is expected to be completed by the first quarter of calendar year 1999 with the assessment phase expected to be completed by the second quarter of calendar year 1999. Testing of business critical components will begin in the first quarter of calendar year 1999 with implementation expected by the third quarter of calendar year 1999.

Embedded Systems: Includes non-information technology systems described above. TMCC has completed an inventory of embedded systems at its facilities. Assessment of these systems is being conducted through communication with manufacturers and/or suppliers and will include remediation and onsite testing of critical systems. Implementation is expected to be completed by the second quarter of calendar year 1999.

External Compliance: Includes financial institutions, dealers, suppliers, trustees, underwriters and affiliates ("business partners"). Critical business partners have been identified and prioritized. Letters and surveys have been sent to business partners to assess the risk associated with those business partners' failure to remediate their own year 2000 issues. TMCC is currently following up with non-responding and non-compliant at-risk critical business partners and expects to complete the assessment phase by the first quarter of calendar year 1999. Testing of business critical systems with external business partners will follow the assessment phase and continue through calendar year 1999.

Non-Critical Systems: Includes systems and applications from the above-listed areas which have been prioritized as non-critical. Such systems and applications will be reviewed on an ongoing basis and assessed for year 2000 compliance throughout calendar year 1999.

TMS has contacted its affiliates and others involved in the manufacture of Toyota and Lexus vehicles and equipment to determine the status of year 2000 product compliance, and based on information received to date, TMCC is not aware of any year 2000 problems that would affect the operational safety of these products.

Year 2000 Costs

Costs associated with the year 2000 systems and software modifications are generally expensed as incurred. TMS is allocating a portion of its year 2000 costs to TMCC. TMCC's allocated cost incurred through fiscal year 1998 was $8.2 million. TMCC's allocated total cost for the year 2000 issue is estimated to be $20 million. The estimated total cost to be incurred by TMCC in connection with its year 2000 compliance efforts is not expected to have a material impact on the Company's results of operations, liquidity or capital resources.

Year 2000 Risks

The most reasonably likely worst case scenario with respect to the year 2000 issue is the failure of a business partner, particularly another financial institution, to be year 2000 compliant. Although TMCC does not currently anticipate that it will experience significant business disruptions as a result of year 2000 problems, there remains uncertainty in this area. The failure to achieve year 2000 compliance by energy and water utilities, governmental agencies or other private or public suppliers of general infrastructure could present substantial difficulties to TMCC's business operations in the affected geographic areas. The inability of TMCC, its external business partners or the public and private suppliers of general infrastructure to identify and timely resolve year 2000 problems could result in a significant adverse affect on the Company's operations and financial results, including an inability to collect receivables, pay obligations, process new business, raise capital and occupy facilities.

Year 2000 Contingency Plan

The Company is currently developing a contingency plan to address problems resulting from year 2000 noncompliance. TMCC's contingency planning will focus on identifying systems of TMCC and its business partners that TMCC believes would be the most likely to experience year 2000 problems. The contingency plan is expected to include arrangements with back-up vendors, suppliers and other resources to permit operations to be conducted temporarily on a manual basis. Completion of the contingency plan is expected by the third quarter of calendar year 1999, although continuing revisions will be made on an ongoing basis throughout the year as circumstances change and additional information becomes available.

Euro Conversion
---------------

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date at which time the euro will trade on currency exchanges and be available for non-cash transactions. Following introduction of the euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions and legacy currencies will be withdrawn from circulation, signifying the completion of the euro conversion process.

As TMCC does not currently support Toyota finance operations in Europe, the impact of the euro conversion is limited to issues in connection with raising funds in the European capital markets. TMCC generally hedges all foreign exchange exposure associated with its funding activities which limits its exposure to movements in foreign exchange rates. In addition, payments in foreign currencies owed by TMCC are made by its counterparties under International Swaps and Derivatives Association, Inc. ("ISDA") master agreements governing swap transactions. Accordingly, TMCC does not anticipate needing to make any material changes to its systems to accommodate these types of payments. TMCC has provided changes to its standard settlement instructions to the extent necessary to reflect changes in account information and payment instructions occurring as a result of the introduction of the euro. TMCC does not believe that it will experience significant issues relating to the continuity of TMCC's contracts arising from the introduction of the euro. The ISDA Master Agreements entered into by TMCC are generally governed by New York law. New York has adopted legislation which prevents a party to a contract from unilaterally breaking or changing its contractual obligations as a result of the euro conversion. In addition, TMCC is a party to the EMU Protocol published by ISDA designed to clarify the effects of certain issues surrounding the introduction of the euro including continuity of contracts, price source changes, payment netting and certain definitions.

At the current time, TMCC cannot assess completely the impact of the introduction of the euro. However, the Company does not expect the introduction of the euro to have a material adverse effect on its operations or financial results. The Company plans to consider the euro in future funding strategies and will continue to fund in all markets which are cost-effective.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that the Company considers its employee relations to be good; that the ultimate liability resulting from pending claims and actions should not have a material adverse effect on the Company's consolidated financial position or results of operations; that TMCC anticipates continued growth in operating expenses associated with portfolio growth, expanded customer service activities, technology upgrades and software modifications to address year 2000 issues; that allowances for credit losses are considered adequate to cover expected credit losses; the Company's continued use of MTNs and bonds in the United States and the international capital markets; that the Company does not currently anticipate non-performance by any of its counterparties; that the decline in the ratio of earnings to fixed charges has not affected the Company's ability to maintain liquidity or access to outside funding sources; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet the Company's future funding requirements; that the Company's action plan for year 2000 compliance efforts will be carried out as described under
Item 7 - "Year 2000 Date Conversion - Phases and - State of Readiness"; that the Company expects to complete its year 2000 compliance efforts on its critical systems on a timely basis; that the total estimated cost in connection with the year 2000 issue is not expected to have a material impact on the Company's results of operations, liquidity or capital resources; that the risk to the Company with respect to year 2000 issues is as described under Item 7 - "Year 2000 Date Conversion - Year 2000 Risks"; that the Company's contingency plan to address year 2000 issues will be as described under Item 7 - "Year 2000 Date Conversion - Year 2000 Contingency Plan" and completion of the Company's contingency plan relating to the year 2000 issue is expected by the third quarter of calendar year 1999; that TMCC does not anticipate needing to make any material changes to its systems to accommodate the introduction of the euro; that TMCC does not believe that it will experience significant issues relating to the continuity of TMCC's contracts arising from the introduction of the euro; that TMCC does not expect the introduction of the euro to have a material adverse effect on its operations or financial results.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; increases in prevailing interest rates; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; the effects of any rating agency actions; the monetary policies exercised by the European Central Bank and other monetary authorities; unanticipated problems or delays in the completion by the Company of its year 2000 action plan; failure of TMCC's business partners to timely resolve their year 2000 issues ; the failure of the Company to develop and implement an adequate contingency plan relating to year 2000 issues; increased costs associated with the Company's debt funding efforts; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements.

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

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. Currently, the Company expenses as incurred the costs in connection with implementing internal-use software. The Company adopted SOP 98-1 as of October 1, 1998.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


TMCC uses a variety of interest rate and currency derivative financial instruments to manage interest rate and currency exchange exposures. The derivative instruments used include cross currency and interest rate swaps, indexed note swaps and option-based products. TMCC does not use any of these instruments for trading purposes. The total notional amounts of TMCC's derivative financial instruments at September 30, 1998 and 1997 were $23.4 billion and $20.8 billion, respectively. The notional amounts of interest rate and indexed note swap agreements and option-based products do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The only market rate risk related to TMCC's portfolio is interest rate risk as foreign currency risks are entirely hedged through cross currency interest rate swap agreements.

TMCC uses interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount.

TMCC also uses option-based products in managing its exposure to interest rate fluctuations. Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements. Option-based products are agreements which either grant TMCC the right to receive or require TMCC to make payments at specified interest rate levels.

TMCC uses indexed note swap agreements in managing its exposure in connection with debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying instruments. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities.

TMCC uses cross currency interest rate swap agreements to entirely hedge exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executed cross currency interest rate swap agreements which involve the exchange of foreign currency principal and interest obligations for U.S. dollar obligations at agreed-upon currency exchange and interest rates.

Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. TMCC does not currently anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of September 30, 1998; TMCC has not experienced any counterparty default during the three years ended September 30, 1998.

Changes in interest rates may impact TMCC's future weighted average interest rate on outstanding debt as a result of floating rate liabilities. As of September 30, 1998, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .73%, from 5.63% to an estimated 6.36%. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .88%, from 5.63% to an estimated 4.75% at September 30, 1998.

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

The value at risk and the average value at risk of TMCC's portfolio as of September 30, 1998 and for the fiscal year ending September 30, 1998, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates is as follows:


                                                              Average for the
                                             As of          Fiscal year ending
                                       September 30, 1998   September 30, 1998
                                       ------------------   ------------------
Mean portfolio value...................  $3,500.0 million     $3,270.0 million
Value at risk..........................     $32.5 million        $29.8 million
Percentage of the mean portfolio value.       0.9%                 0.9%
Confidence level.......................      95.0%                95.0%


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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                    -------

Report of Independent Accountants................................     29

Consolidated Balance Sheet at September 30, 1998 and 1997........     30

Consolidated Statement of Income for the
   years ended September 30, 1998, 1997 and 1996.................     31

Consolidated Statement of Shareholder's Equity for
   the years ended September 30, 1998, 1997 and 1996.............     32

Consolidated Statement of Cash Flows for the
   years ended September 30, 1998, 1997 and 1996.................     33

Notes to Consolidated Financial Statements.......................   34-61







All schedules have been omitted because they are not required, not applicable, or the information has been included elsewhere.

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------








To the Board of Directors and Shareholder of Toyota Motor Credit Corporation




In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation (a wholly-owned subsidiary of Toyota Motor Sales, U.S.A., Inc.) and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Toyota Motor Credit Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/S/ PRICEWATERHOUSECOOPERS LLP


Los Angeles, California
October 30, 1998

                      TOYOTA MOTOR CREDIT CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in Millions)

                                                        September 30,
                                                   -----------------------
                                                     1998           1997
                                                   --------       --------
               ASSETS
               ------

Cash and cash equivalents..................         $   156        $   177
Investments in marketable securities.......             435            329
Investments in operating leases, net.......           9,765         10,257
Finance receivables, net...................          11,521          8,452
Receivable from Parent and Affiliate.......             512            112
Other receivables..........................             304            113
Deferred charges...........................             167            164
Other assets...............................             266            183
Income taxes receivable....................              99             43
                                                    -------        -------

         Total Assets......................         $23,225        $19,830
                                                    =======        =======

   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable....................         $17,597        $14,745
Accrued interest...........................             176            213
Accounts payable and accrued expenses......             995          1,072
Deposits...................................             240            248
Deferred income............................             607            517
Deferred income taxes......................           1,379            954
                                                    -------        -------
      Total Liabilities....................          20,994         17,749
                                                    -------        -------
Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 91,500 in 1998 and
      1997)................................             915            915
   Retained earnings.......................           1,303          1,159
   Accumulated other comprehensive income..              13              7
                                                    -------        -------
      Total Shareholder's Equity...........           2,231          2,081
                                                    -------        -------
         Total Liabilities and
         Shareholder's Equity..............         $23,225        $19,830
                                                    =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                        TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Millions)

                                                  Years ended September 30,
                                                ----------------------------
                                                 1998       1997       1996
                                                ------     ------     ------
Financing Revenues:

   Leasing.................................     $2,595     $2,730     $2,448
   Retail financing........................        547        446        415
   Wholesale and other dealer financing....         98         89        109
                                                ------     ------     ------

Total financing revenues...................      3,240      3,265      2,972

   Depreciation on leases..................      1,681      1,781      1,620
   Interest expense........................        994        918        820
                                                ------     ------     ------
Net financing revenues.....................        565        566        532

Insurance premiums earned and contract
   revenues................................        112         97         86

Investment and other income................         79         66         41
                                                ------     ------     ------
Net financing revenues and other revenues..        756        729        659
                                                ------     ------     ------
Expenses:

   Operating and administrative............        323        259        235
   Provision for credit losses.............        127        136        115
   Insurance losses and loss adjustment
      expenses.............................         55         51         49
                                                ------     ------     ------

Total expenses.............................        505        446        399
                                                ------     ------     ------

Income before income taxes.................        251        283        260

Provision for income taxes.................        107        121        108
                                                ------     ------     ------

Net Income.................................     $  144     $  162     $  152
                                                ======     ======     ======





See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                         Accumulated
                                                           Other
                                    Capital  Retained  Comprehensive
                                     Stock   Earnings  Income/(Loss)    Total
                                    -------  --------  -------------   -------

Balance at September 30, l995....    $  865   $   845    $       (1)    $1,709
                                     ------   -------    ----------     ------

Net income in 1996...............         -       152             -        152

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             3          3
                                     ------  --------    ----------     ------
Total Comprehensive Income                -       152             3        155
                                     ------  --------    ----------     ------

Issuance of capital stock........        50         -             -         50
                                     ------  --------    ----------     ------

Balance at September 30, 1996....       915       997             2      1,914
                                     ------  --------    ----------     ------

Net income in 1997...............         -       162             -        162

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             5          5
                                     ------   -------    ----------     ------
Total Comprehensive Income                -       162             5        167
                                     ------  --------    ----------     ------

Balance at September 30, 1997....       915     1,159             7      2,081
                                     ------  --------    ----------     ------

Net income in 1998...............         -       144             -        144

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             6          6
                                     ------   -------    ----------     ------
Total Comprehensive Income                -       144             6        150
                                     ------  --------    ----------     ------

Balance at September 30, 1998....    $  915   $ 1,303    $       13     $2,231
                                     ======   =======    ==========     ======




See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Dollars in Millions)

                                                              Years ended September 30,
                                                          ---------------------------------
                                                           1998         1997          1996
                                                          ------       ------        ------
Cash flows from operating activities:

   Net income..........................................   $  144       $  162        $  152
                                                          ------       ------        ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization..................    1,826        1,822         1,641
        Provision for credit losses....................      127          136           115
        Gain from sale of finance receivables, net.....      (21)         (23)          (15)
        (Decrease) increase in accrued interest........      (37)         (13)           36
        Increase in deferred income taxes..............      420          149           178
        Increase in other assets.......................     (614)        (198)          (59)
        Increase (decrease) in other liabilities.......      139          (74)          220
                                                          ------       ------        ------
   Total adjustments...................................    1,840        1,799         2,116
                                                          ------       ------        ------

Net cash provided by operating activities..............    1,984        1,961         2,268
                                                          ------       ------        ------

Cash flows from investing activities:

   Addition to investments in marketable
      securities.......................................     (996)        (581)         (222)
   Disposition of investments in marketable
      securities.......................................      901          638            68
   Addition to investments in operating leases.........   (4,552)      (4,269)       (6,081)
   Disposition of investments in operating leases......    3,303        3,057         1,723
   Purchase of finance receivables.....................  (19,034)     (15,595)      (13,136)
   Liquidation of finance receivables..................   14,003       12,553        11,938
   Proceeds from sale of finance receivables...........    1,830        1,956           905
                                                          ------       ------        ------

Net cash used in investing activities..................   (4,545)      (2,241)       (4,805)
                                                          ------       ------        ------
Cash flows from financing activities:

   Proceeds from issuance of capital stock.............        -            -            50
   Proceeds from issuance of notes and loans payable...    6,039        5,482         5,894
   Payments on notes and loans payable.................   (4,250)      (4,510)       (4,587)
   Net increase (decrease) in commercial paper,
      with original maturities less than 90 days.......      751         (685)        1,249
                                                          ------       ------        ------

Net cash provided by financing activities..............    2,540          287         2,606
                                                          ------       ------        ------

Net (decrease) increase in cash and cash equivalents...      (21)           7            69

Cash and cash equivalents at the beginning
   of the period.......................................      177          170           101
                                                          ------       ------        ------

Cash and cash equivalents at the end of the
   period..............................................   $  156       $  177        $  170
                                                          ======       ======        ======
Supplemental disclosures:

   Interest paid.......................................     $995         $906          $778
   Income taxes paid...................................       $6           $5            $3



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

TMCC has four wholly-owned subsidiaries, Toyota Motor Insurance Services, Inc. ("TMIS"), Toyota Motor Credit Receivables Corporation ("TMCRC"), Toyota Leasing, Inc. ("TLI") and Toyota Credit de Puerto Rico Corporation ("TCPR"). TMCC and its wholly-owned subsidiaries are collectively referred to as the "Company". Effective July 1, 1998, Toyota Motor Insurance Company, Toyota Motor Insurance Corporation of Vermont and Toyota Motor Life Insurance Company which had been wholly-owned subsidiaries of TMCC became wholly-owned subsidiaries of TMIS. The insurance subsidiaries provide certain insurance services along with certain insurance and contractual coverages in connection with the sale and lease of vehicles. In addition, the insurance subsidiaries insure and reinsure certain TMS and TMCC risks. TMCRC, a limited purpose subsidiary, operates primarily to acquire retail finance receivables from TMCC for the purpose of securitizing such receivables. TLI, a limited purpose subsidiary, operates primarily to acquire lease finance receivables from TMCC for the purpose of securitizing such leases. TCPR was established in January 1996 to provide retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle dealers and their customers in Puerto Rico; TCPR commenced operations in October 1996.

In September 1998, Toyota Credit Argentina S.A. ("TCA") was incorporated and upon commencement of operations will provide retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. TCA is owned 85% by TMC and 15% by TMCC.

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

      Investments in Marketable Securities
      ------------------------------------

Investments in marketable securities consist of debt and equity securities. Debt securities designated as held-to-maturity are carried at amortized cost and are reduced to net realizable value for other than temporary declines in market value. Debt and equity securities designated as available-for-sale are carried at fair value with unrealized gains or losses included in accumulated other comprehensive income, net of applicable taxes. Realized investment gains and losses, which are determined on the specific identification method, are reflected in income.

      Investments in Operating Leases
      -------------------------------

Investments in operating leases are recorded at cost and depreciated on a straight-line basis, over the lease terms to the estimated residual value. Revenue from operating leases is recognized on a straight-line basis over the lease terms.

      Finance Receivables
      -------------------

Finance receivables are recorded at the present value of the related future cash flows. Revenue associated with finance receivables is recognized on a level-yield basis over the contract terms.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

      Allowance for Credit Losses
      ---------------------------

Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are maintained in amounts considered by management to be appropriate in relation to receivables outstanding and expected future loss experience. Losses are charged to the allowance for credit losses when it has been determined that collateral cannot be recovered and any shortfall between proceeds received and the carrying cost of repossessed collateral is charged to the allowance. Recoveries are credited to the allowance for credit losses.

      Allowance for Residual Value Losses
      -----------------------------------

Allowances for estimated losses on lease vehicles returned to TMCC for disposition at lease termination are established based upon projected vehicle return rates and projected residual value losses derived from historical and market information as well as general economic factors. The provision for residual value losses is included in lease depreciation expense.

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

      Asset-Backed Securitization Transactions
      ----------------------------------------

TMCC periodically sells retail receivables and interests in lease finance receivables through limited purpose subsidiaries TMCRC and TLI, respectively. TMCC retains servicing rights for sold assets and receives a servicing fee which is recognized over the remaining term of the related sold retail receivables or interests in lease finance receivables. TMCRC and TLI retain subordinated interests in the excess cash flows of these transactions, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. The Company's retained interests in such receivables are included in investments in marketable securities and are classified as available for sale.

Pre-tax gains on sold retail receivables and interests in lease finance receivables are recognized in the period in which the sale occurs and are included in other income. In determining such gains, the investment in the sold retail receivable and interests in lease finance receivable pool is allocated between the portion sold and the portion retained based on their relative fair values on the date sold.

      New Accounting Standards
      ------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. Currently, the Company expenses as incurred the costs in connection with implementing internal-use software. The Company adopted SOP 98-1 as of October 1, 1998.

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

      Reclassifications
      -----------------

Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Marketable Securities
---------------------------------------------

TMCC records its investments in marketable securities which are designated as available-for-sale at fair value estimated using quoted market prices or discounted cash flow analysis. Unrealized gains, net of income taxes, related to available-for-sale securities are included in comprehensive income. Securities designated as held-to-maturity are recorded at amortized cost.

The estimated fair value and amortized cost of investments in marketable securities are as follows:

                                                        September 30, 1998
                                            ------------------------------------------
                                                                Gross          Gross
                                                    Fair     Unrealized     Unrealized
                                            Cost    Value       Gains         Losses
                                            ----    -----    ----------     ----------
                                                       (Dollars in Millions)
Available-for-sale securities:
   Equity securities...................     $ 62     $ 73          $ 11           $  -
   Asset-backed securities.............      201      211            10              -
   U.S. debt securities................       61       63             2              -
   Corporate debt securities...........       77       76             1             (2)
                                            ----     ----          ----           ----
Total available-for-sale securities....     $401     $423          $ 24           $ (2)
                                                                   ====           ====
Held-to-maturity securities:
   U.S. debt securities................       12       12
                                            ----     ----
Total marketable securities............     $413     $435
                                            ====     ====

                                                        September 30, 1997
                                            ------------------------------------------
                                                                Gross          Gross
                                                    Fair     Unrealized     Unrealized
                                            Cost    Value       Gains         Losses
                                            ----    -----    ----------     ----------
                                                       (Dollars in Millions)
Available-for-sale securities:
   Equity securities...................     $ 50     $ 58          $  8           $  -
   Asset-backed securities.............      185      188             3              -
   U.S. debt securities................       46       46             -              -
   Corporate debt securities...........       21       21             -              -
                                            ----     ----          ----           ----
Total available-for-sale securities....     $302     $313          $ 11           $  -
                                                                   ====           ====
Held-to-maturity securities:
   U.S. debt securities................       16       16
                                            ----     ----
Total marketable securities............     $318     $329
                                            ====     ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Marketable Securities (Continued)
---------------------------------------------

The contractual maturities of investments in marketable securities at September 30, 1998 are as follows:

                                       Available-for-Sale    Held-to-Maturity
                                          Securities            Securities
                                       ------------------    ----------------
                                                    Fair                Fair
                                       Cost         Value    Cost       Value
                                       ----         -----    ----       -----
                                                  (Dollars in Millions)
Within one year......................  $ 13          $ 13    $  3        $  3
After one year through five years....    61            62       9           9
After five years through ten years...    24            25       -           -
After ten years......................    40            39       -           -
Equity securities....................    62            73       -           -
Asset-backed securities..............   201           211       -           -
                                       ----          ----    ----        ----
   Total.............................  $401          $423    $ 12        $ 12
                                       ====          ====    ====        ====

The proceeds from sales of available-for-sale securities were $659 million and $416 million for the years ended September 30, 1998 and 1997, respectively. Realized gains and losses on sales of available-for-sale securities were $6 million and $1 million, respectively, for the year ended September 30, 1998, and $5 million and $2 million, respectively for the year ended September 30, 1997 and were immaterial for the year ended September 30, 1996.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                                         September 30,
                                                    ----------------------
                                                     1998            1997
                                                    -------        -------
                                                     (Dollars in Millions)
      Vehicles.................................     $11,809        $12,557
      Equipment and other......................         442            338
                                                    -------        -------
                                                     12,251         12,895
      Accumulated depreciation.................      (2,386)        (2,535)
      Allowance for credit losses..............        (100)          (103)
                                                    -------        -------
         Investments in operating leases, net..      $9,765        $10,257
                                                    =======        =======

Rental income from operating leases was $2,372 million, $2,568 million and $2,292 million for the years ended September 30, 1998, 1997 and 1996, respectively. Future minimum rentals on operating leases for each of the five succeeding years ending September 30, are: 1999 - $1,796 million; 2000 - $1,103 million; 2001 - $436 million; 2002 - $44 million; 2003 - $6 million and thereafter - $2 million. A substantial portion of TMCC's operating lease contracts have historically been terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.


Note 5 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                                         September 30,
                                                     ---------------------
                                                      1998           1997
                                                     ------         ------
                                                     (Dollars in Millions)
      Retail...............................          $8,395         $6,315
      Finance leases.......................           2,856          1,938
      Wholesale and other dealer loans.....           1,099            885
                                                     ------         ------
                                                     12,350          9,138
      Unearned income......................            (709)          (576)
      Allowance for credit losses..........            (120)          (110)
                                                     ------         ------
         Finance receivables, net..........         $11,521         $8,452
                                                    =======         ======

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Finance Receivables (Continued)
----------------------------

Contractual maturities are as follows:

       Due in the                                    Wholesale
      Years Ending                                   and Other
      September 30,                   Retail        Dealer Loans
      -------------                   ------        ------------
                                        (Dollars in Millions)
      1999..................          $2,598              $  878
      2000..................           2,330                  50
      2001..................           1,875                  64
      2002..................           1,150                  49
      2003..................             414                  40
      Thereafter............              28                  18
                                      ------              ------
         Total..............          $8,395              $1,099
                                      ======              ======

Finance leases, net consisted of the following:

                                                          September 30,
                                                      ---------------------
                                                       1998           1997
                                                      ------         ------
                                                      (Dollars in Millions)
      Minimum lease payments..................        $2,339         $1,260
      Estimated unguaranteed residual values..           517            678
                                                      ------         ------
         Finance leases.......................         2,856          1,938
      Unearned income.........................          (434)          (336)
      Allowance for credit losses.............           (20)           (24)
                                                      ------         ------
         Finance leases, net..................        $2,402         $1,578
                                                      ======         ======

The aggregate balances related to finance receivables 60 or more days past due totaled $16 million and $17 million at September 30, 1998 and 1997, respectively. Future minimum finance lease payments for each of the five succeeding years ending September 30, are: 1999 - $571 million; 2000 -
$536 million; 2001 - $905 million; 2002 - $209 million and 2003 - $118 million.
A substantial portion of TMCC's finance receivables have historically been repaid prior to contractual maturity dates; contractual maturities and future minimum lease payments as shown above should not be considered as necessarily indicative of future cash collections. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Allowance for Credit Losses
------------------------------------

An analysis of the allowance for credit losses follows:

                                                    Years ended September 30,
                                                   --------------------------
                                                   1998       1997       1996
                                                   ----       ----       ----
                                                     (Dollars in Millions)
     Allowance for credit losses
        at beginning of period...........          $213       $203       $171
     Provision for credit losses.........           127        136        115
     Charge-offs.........................          (120)      (116)       (81)
     Recoveries..........................            17         12         12
     Other adjustments...................           (17)       (22)       (14)
                                                   ----       ----       ----

     Allowance for credit losses
        at end of period.................          $220       $213       $203
                                                   ====       ====       ====


Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables
------------------------------------------------------------------------------

TMCC maintains programs to sell retail receivables and interests in lease finance receivables through limited purpose subsidiaries TMCRC and TLI, respectively. During fiscal year 1998, TMCC sold interests in lease finance receivables totaling $1,643 million, as described below.

TMCC holds an Undivided Trust Interest ("UTI") in leases held in a titling trust established by TMCC. In May 1998 and September 1998, TMCC identified certain leases included in the UTI to be allocated to a separate portfolio represented by a Special Unit of Beneficial Interest ("SUBI") totaling
$515 million and $1,128 million, respectively. TMCC then sold the SUBI to TLI which in turn contributed substantially all of the SUBI to a trust; TMCC continues to act as servicer for all assets represented by the UTI and the SUBI and is paid a servicing fee. TLI retains subordinated interests in the excess cash flows of these transactions, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. None of the the lease assets represented by the SUBI or the restricted assets are available to satisfy any obligations of TMCC.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables
------------------------------------------------------------------------------
         (Continued)

Following is a summary of amounts included in investment in marketable securities and other receivables:

                                                         September 30,
                                                     ---------------------
                                                     1998             1997
                                                     ----             ----
                                                     (Dollars in Millions)
      Investment in marketable securities
         Interest only strips................        $114             $ 77
         Allowance for estimated credit and
           residual value losses on sold
           receivables.......................         (62)             (28)
         Undivided interest in trust.........          53               24
                                                     ----             ----
             Total...........................        $105             $ 73
                                                     ====             ====
      Other receivables
         Cash deposits.......................        $ 78             $ 51
                                                     ====             ====


The pretax gain resulting from the sale of interests in lease finance receivables and retail receivables totaled approximately $15 million, $23 million and $15 million in fiscal 1998, 1997 and 1996, respectively, after providing an allowance for estimated credit and residual value losses. Principal collections related to the lease receivables sold in September 1997 and May 1998 were used to purchase additional vehicle lease contracts resulting in gains of approximately $6 million for fiscal 1998.

The outstanding balance of the lease finance receivables represented by the sold SUBI which TMCC continues to service totaled $2.8 billion and $1.3 billion at September 30, 1998 and 1997, respectively. The outstanding balance of sold retail finance receivables which TMCC continues to service totaled $493 million and $1.1 billion at September 30, 1998 and 1997, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Notes and Loans Payable
--------------------------------

Notes and loans payable at September 30, 1998 and 1997, which consisted of senior debt, included the following:

                                                          September 30,
                                                     ----------------------
                                                      1998            1997
                                                     -------        -------
                                                      (Dollars in Millions)
       Commercial paper, net...................      $ 2,546        $ 1,512
                                                     -------        -------
       Other senior debt, due in the years
          ending September 30,:
             1998..............................            -          2,868
             1999..............................        1,943          1,324
             2000..............................        2,521          2,505
             2001..............................        2,678          2,154
             2002..............................        2,689          2,660
             2003..............................        1,884            242
             Thereafter........................        3,223          1,364
                                                     -------        -------
                                                      14,938         13,117
       Unamortized premium.....................          113            116
                                                     -------        -------
             Total other senior debt...........       15,051         13,233
                                                     -------        -------
                Notes and loans payable........      $17,597        $14,745
                                                     =======        =======

Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term of commercial paper was 15 days and 23 days at September 30, 1998 and 1997, respectively. The weighted average interest rate on commercial paper was 5.57% and 5.58% at September 30, 1998 and 1997, respectively. Short-term MTNs with original terms of one year or less, included in other senior debt, were $488 million and $221 million at September 30, 1998 and 1997, respectively. The weighted average interest rate on these short-term MTNs was 5.52% and 5.46% at September 30, 1998 and 1997, respectively, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 5.65% and 5.85% at September 30, 1998 and 1997, respectively, including the effect of interest rate swap agreements and option-based products. The rates have been calculated using rates in effect at September 30, 1998 and 1997, some of which are floating rates that reset daily. Approximately 3% of other senior debt at September 30, 1998 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 5.36% at September 30, 1998. Approximately 41% of other senior debt at September 30, 1998 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 5.99% at September 30, 1998. TMCC manages interest rate risk through continuous adjustment of the mix of fixed and floating rate debt using interest rate swap agreements and option-based products.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Notes and Loans Payable (Continued)
--------------------------------

Included in notes and loans payable at September 30, 1998 and 1997 were unsecured notes denominated in various foreign currencies as follows:

                                                       September 30,
                                               ------------------------------
                                                  1998                1997
                                               -----------        -----------
                                                     (Amounts in Millions)
     Australian dollar...................                -                250
     British pound sterling..............              564                150
     Canadian dollar.....................                -                300
     Czech koruna........................                -              2,000
     Danish kroner.......................              400                400
     Dutch guilder.......................              250                500
     French franc........................            1,545              1,545
     German deutsche mark................            3,442              2,772
     Greek drachma.......................            5,000                  -
     Hong Kong dollar....................                -                150
     Italian lire........................          927,300            927,300
     Japanese yen........................          134,240            187,502
     Luxembourg franc....................            2,000              2,000
     New Zealand dollar..................              200                200
     South African rand..................              250                400
     Swedish kronor......................            1,060                670
     Swiss franc.........................            3,385              1,950


Concurrent with the issuance of these unsecured notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $8.3 billion at September 30, 1998. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at September 30, 1998. The receivables or payables arising as a result of the differences between the September 30, 1998 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in other receivables or accounts payable and accrued expenses, respectively, and would in aggregate total a net payable position of $520 million at September 30, 1998.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Fair Value of Financial Instruments
--------------------------------------------

The fair value of financial instruments at September 30, 1998 and 1997, was estimated using the valuation methodologies described below. Considerable judgement was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1998 and 1997 are as follows:


                                                          September 30,
                                       ---------------------------------------------------
                                                1998                        1997
                                       ------------------------   ------------------------
                                        Carrying       Fair        Carrying       Fair
                                         Amount        Value        Amount        Value
                                       -----------   ----------   -----------   ----------
                                                      (Dollars in Millions)
Balance sheet financial
   instruments:

Assets:

Cash and cash equivalents...........          $156         $156          $177         $177
Investments in marketable
   securities.......................          $435         $435          $329         $329
Retail finance receivables, net.....        $9,120       $9,164        $6,875       $6,724
Other receivables...................          $157         $157          $103         $103
Receivables from cross currency
   interest rate swap agreements....          $147         $292           $10          $20

Liabilities:

Notes and loans payable.............       $17,597      $18,376       $14,745      $15,290
Payables from cross currency
   interest rate swap agreements....          $667         $401          $801         $543
Other payables......................          $328         $328          $271         $271


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Fair Value of Financial Instruments (Continued)
--------------------------------------------

                                             September 30,
                           -------------------------------------------------
                                     1998                      1997
                           -----------------------  ------------------------
                           Contract or  Unrealized   Contract or  Unrealized
                            Notional      Gains/      Notional      Gains/
                             Amount      (Losses)      Amount      (Losses)
                           -----------  ----------   -----------  ----------
                                          (Dollars in Millions)
Off-balance sheet
   financial instruments:

Cross currency interest
   rate swap agreements....     $8,969        $(92)       $6,534       $(491)
Interest rate swap
   agreements..............     $7,284        $346        $6,318        $127
Option-based products......     $6,300          $5        $5,600         $16
Indexed note swap
   agreements..............       $755        $(30)       $2,340         $(1)


The fair value estimates presented herein are based on information available to management as of September 30, 1998 and 1997. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively reevaluated for purposes of these financial statements since September 30, 1998 and 1997 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

      Retail Finance Receivables
      --------------------------

The carrying amounts of $1 billion and $800 million of variable rate finance receivables at September 30, 1998 and 1997, respectively, were assumed to approximate fair value as these receivables reprice at prevailing market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using the rates at which loans of similar credit quality and maturity would be originated as of September 30, 1998 and 1997.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Fair Value of Financial Instruments (Continued)
--------------------------------------------

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

      Notes and Loans Payable
      -----------------------

The fair value of notes and loans payable was estimated by discounting expected cash flows using the interest rates at which debt of similar credit quality and maturity would be issued as of September 30, 1998 and 1997. The carrying amount of commercial paper was assumed to approximate fair value due to the short maturity of these instruments.

      Cross Currency Interest Rate Swap Agreements
      --------------------------------------------

The estimated fair value of TMCC's outstanding cross currency interest rate swap agreements was derived by discounting expected cash flows using quoted market exchange rates and quoted market interest rates as of September 30, 1998 and 1997.

      Interest Rate Swap Agreements
      -----------------------------

The estimated fair value of TMCC's outstanding interest rate swap agreements was derived by discounting expected cash flows using quoted market interest rates as of September 30, 1998 and 1997.

      Option-based Products
      ---------------------

The estimated fair value of TMCC's outstanding option-based products was derived by discounting expected cash flows using market exchange rates and market interest rates as of September 30, 1998 and 1997.

      Indexed Note Swap Agreements
      ----------------------------

The estimated fair value of TMCC's outstanding indexed note swap agreements was derived using quoted market prices as of September 30, 1998 and 1997.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Financial Instruments with Off-Balance Sheet Risk
-----------------------------------------------------------

Inventory Lines of Credit
-------------------------

TMCC has extended inventory floorplan lines of credit to dealers, the unused portion of which amounted to $1,038 million and $1,163 million at September 30, 1998 and 1997, respectively. Security interests are acquired in vehicles and equipment financed and substantially all such financings are backed by corporate or individual guarantees from or on behalf of the participating dealers.

Derivative Financial Instruments
--------------------------------

TMCC uses a variety of derivative financial instruments to manage its currency exchange rate risk arising as a result of borrowings denominated in foreign currencies and its interest rate risk as explained in this note. TMCC does not enter into these arrangements for trading purposes.

A reconciliation of the activity of TMCC's derivative financial instruments for the years ended September 30, 1998 and 1997 is as follows:


                                                       September 30,
                             ----------------------------------------------------------------
                                Cross
                               Currency
                               Interest         Interest                           Indexed
                              Rate Swap        Rate Swap       Option-based       Note Swap
                              Agreements       Agreements        Products         Agreements
                             ------------     ------------     -------------     ------------
                             1998    1997     1998    1997     1998     1997     1998    1997
                             ----    ----     ----    ----     ----     ----     ----    ----
                                                  (Dollars in Billions)
Beginning Notional Amount... $6.5    $5.6     $6.3    $6.8     $5.6     $6.2     $2.4    $1.9

Add:
   New agreements...........  3.6     2.0      3.1     2.0      2.6      2.6      0.3     1.0

Less:
   Expired agreements.......  1.1     1.1      2.1     2.5      1.9      3.2      1.9     0.5
                             ----    ----     ----    ----     ----     ----     ----    ----
Ending Notional Amount...... $9.0    $6.5     $7.3    $6.3     $6.3     $5.6     $0.8    $2.4
                             ====    ====     ====    ====     ====     ====     ====    ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

Interest Rate Risk Management
-----------------------------

TMCC uses interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. The original maturities of interest rate swap agreements ranged from one to five years at September 30, 1998.

TMCC also uses option-based products in managing its exposure to interest rate fluctuations. Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements. Option-based products are agreements which either grant TMCC the right to receive or require TMCC to make payments at specified interest rate levels. Approximately 41% of TMCC's other senior debt at September 30, 1998 had floating interest rates that were covered by option-based products which had an average strike rate of 5.99%. The premiums paid for option-based products are included in deferred charges and are amortized to interest expense over the life of the instruments on a straight-line basis. Amounts receivable under option-based products are recorded as a reduction to interest expense. The original maturities of option-based products ranged from one to four years at September 30, 1998.

The aggregate notional amounts of interest rate swap agreements and option-based products outstanding at September 30, 1998 and 1997 were as follows:

                                                            September 30,
                                                        ---------------------
                                                        1998             1997
                                                        ----             ----
                                                        (Dollars in Billions)
     Fixed rate swaps...............................    $1.1             $1.5

     Floating rate swaps............................     5.2              4.1

     Basis swaps....................................     1.0              0.7
                                                        ----             ----

         Total interest rate swap agreements........    $7.3             $6.3
                                                        ====             ====

     Option-based products..........................    $6.3             $5.6
                                                        ====             ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

Interest Rate Risk Management (Continued)
-----------------------------

TMCC uses indexed note swap agreements in managing its exposure in connection with debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying instruments. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities. At September 30, 1998, TMCC was the counterparty to $0.8 billion of indexed note swap agreements, of which $0.3 billion was denominated in foreign currencies and $0.5 billion was denominated in U.S. dollars. At September 30, 1997, TMCC was the counterparty to $2.4 billion of indexed note swap agreements, of which $0.3 billion was denominated in foreign currencies and $2.1 billion was denominated in U.S. dollars. The original maturities of indexed note swap agreements ranged from one to ten years at September 30, 1998.

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

Foreign Exchange Risk Management
--------------------------------

TMCC uses cross currency interest rate swap agreements to manage exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executed cross currency interest rate swap agreements which involve the exchange of foreign currency principal and interest obligations for U.S. dollar obligations at agreed-upon currency exchange and interest rates. The aggregate notional amounts of cross currency interest rate swap agreements at September 30, 1998 and 1997 were $9.0 billion and $6.5 billion, respectively. The original maturities of cross currency interest rate swap agreements ranged from one to ten years at September 30, 1998.

                    TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------


Credit Risk Management
----------------------

TMCC manages the risk of counterparty default through the use of credit standard guidelines, counterparty diversification and monitoring of counterparty financial condition. At September 30, 1998, approximately 88% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of September 30, 1998; TMCC has not experienced any counterparty default during the three years ended September 30, 1998. Additionally, TMCC's loss in the event of counterparty default is partially mitigated as a result of master netting agreements in place with all derivative counterparties which allow the net difference between TMCC and each counterparty to be exchanged in the event of default.

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at September 30, 1998 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at September 30, 1998 was $499 million on an aggregate notional amount of $23.3 billion.


Note 11 - Pension and Other Benefit Plans
-----------------------------------------

All full-time employees of the Company are eligible to participate in the TMS pension plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service and the highest sixty consecutive months' compensation, reduced by a percentage of social security benefits. For each of the years ended September 30, 1998, 1997 and 1996, the Company's pension expense was $4 million. At September 30, 1998, 1997 and 1996, the accumulated benefit obligation and plan net assets for employees of the Company were not determined separately from TMS; however, the plan's net assets available for benefits exceeded the accumulated benefit obligation. TMS funding policy is to contribute annually the maximum amount deductible for federal income tax purposes.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Provision for Income Taxes
------------------------------------

The provision for income taxes consisted of the following:

                                                Years ended September 30,
                                               --------------------------
                                               1998       1997       1996
                                               ----       ----       ----
                                                  (Dollars in Millions)
     Current
        Federal...........................    $(317)      $(14)      $(47)
        State.............................      (16)       (14)       (23)
                                               ----       ----       ----
           Total current .................     (333)       (28)       (70)
                                               ----       ----       ----
     Deferred
        Federal...........................      399        109        129
        State.............................       41         40         49
                                               ----       ----       ----
           Total deferred.................      440        149        178
                                               ----       ----       ----
              Provision for income taxes..     $107       $121       $108
                                               ====       ====       ====

A reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and actual income taxes provided is as follows:

                                                Years ended September 30,
                                                -------------------------
                                                1998      1997       1996
                                                ----      ----       ----
                                                  (Dollars in Millions)
      Provision for income taxes at
         federal statutory tax rate.........    $ 88      $ 99        $91
      State and local taxes (net of
         federal tax benefit)...............      17        17         17
      Other, including changes in
         applicable state tax rates.........       2         5          -
                                                ----      ----       ----
         Provision for income taxes.........    $107      $121       $108
                                                ====      ====       ====

      Effective tax rate....................   42.81%    42.69%     41.52%


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Provision for Income Taxes (Continued)
------------------------------------

The deferred federal and state income tax liabilities are as follows:

                                                          September 30,
                                                      ---------------------
                                                      1998             1997
                                                      ----             ----
                                                      (Dollars in Millions)
     Federal........................................  $1,235           $831
     State..........................................     144            123
                                                      ------           ----
        Net deferred income tax liability...........  $1,379           $954
                                                      ======           ====

The Company's deferred tax assets and liabilities consisted of the following:

                                                           September 30,
                                                       ---------------------
                                                       1998             1997
                                                       -----           -----
                                                       (Dollars in Millions)
     Assets:
        Alternative minimum tax.....................   $  304          $ 472
        Provision for losses........................       65            148
        Deferred administrative fees................       71             63
        NOL carryforwards...........................       42             56
        Deferred acquisition costs..................        8              8
        Unearned insurance premiums.................        4              3
        Revenue recognition.........................        1              3
        Other.......................................        2              -
                                                       ------          -----
           Deferred tax assets......................      497            753
                                                       ------          -----
     Liabilities:
        Lease transactions..........................    1,679          1,511
        State taxes.................................      189            190
        Other.......................................        8              6
                                                       ------          -----
           Deferred tax liabilities.................    1,876          1,707
                                                       ------          -----
           Valuation allowance......................        -              -
                                                       ------          -----
              Net deferred income tax liability.....   $1,379          $ 954
                                                       ======          =====

TMCC has state tax net operating loss carryforwards of $993 million which expire beginning in fiscal 1999 through 2013.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Comprehensive Income
------------------------------

Effective September 30, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This accounting standard requires that an entity classify items of other comprehensive income by their nature in a financial statement as well as separate disclosure of accumulated other comprehensive income in the equity section of the balance sheet. Financial statements for prior periods provided for comparative purposes have been reclassified, as required. TMCC has included all of the components of comprehensive income in the Consolidated Statement of Shareholder's Equity. The company's total comprehensive earnings were as follows:

                                                    Years Ended September 30,
                                                 -------------------------------
                                                  1998         1997        1996
                                                 ------       ------      ------
                                                      (Dollars in Millions)

Net income....................................   $  144       $  162      $  152
Other comprehensive income:
   Unrealized gains arising during
      period (net of tax of $4, $3 and $1
         in 1998, 1997 and 1996)..............        9            7           3
   Less: reclassification adjustment for
      gains included in net income
         (net of tax of $2 and $1
            in 1998 and 1997).................       (3)          (2)          -
                                                 ------       ------      ------
Net unrealized gain on available-for-sale
      marketable securities...................        6            5           3
                                                 ------       ------      ------
   Total Comprehensive Income.................   $  150       $  167      $  155
                                                 ======       ======      ======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Related Party Transactions
------------------------------------

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

TMCC has an arrangement to borrow and invest funds with TMS at short term market rates. For the years ended September 30, 1998, 1997 and 1996, TMCC had no borrowings from TMS. The Operating Agreement provides that borrowings from TMS are subordinated to all other indebtedness of TMCC. For the years ended September 30, 1998, 1997 and 1996, the highest amounts of funds invested with TMS were $567 million, $817 million and $224 million, respectively; interest earned on these investments totaled $3 million, $5 million and $5 million for the years ended September 30, 1998, 1997 and 1996, respectively.

Under an arrangement with the Parent, TMS provided support to TMCC for certain vehicle disposition losses incurred during fiscal 1998. TMS support amounts included in the Consolidated Statement of Income related to this arrangement totaled $80 million for the year ended September 30, 1998.

TMS provides certain technical and administrative services and incurs certain expenses on the Company's behalf and, accordingly, allocates these charges to the Company. The charges, reimbursed by TMCC to TMS, totaled $13 million, $12 million and $12 million for the years ended September 30, 1998, 1997 and 1996, respectively. In addition, TMS sponsors special retail and lease programs offered by TMCC; for the years ended September 30, 1998, 1997 and 1996, TMCC recognized revenue of $142 million, $174 million and $174 million, respectively, related to TMS sponsored programs.

The Company leases its headquarters facility from TMS; rent expense paid to TMS for this facility totaled $3 million for each of the years ended September 30, 1998, 1997 and 1996. TMCC leases a corporate aircraft to TMS and provides wholesale financing for TMS affiliates; TMCC recognized revenue related to these arrangements of $7 million, $5 million and $3 million for the years ended September 30, 1998, 1997 and 1996, respectively.

TMIS and TMICV provide certain insurance services, and insurance and reinsurance coverages, respectively, to TMS. Premiums, commissions and fees earned on these services for the years ended September 30, 1998, 1997 and 1996 totaled $18 million, $12 million and $7 million, respectively.

At September 30, 1998, TMCC has an intercompany loan receivable from Toyota Credit Canada Inc., an affiliate of the Company, in the amount of $170 million. Interest charged on this loan reflects current market rates and is immaterial for the year ended September 30, 1998.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Lines of Credit/Standby Letters of Credit
---------------------------------------------------

To support its commercial paper program, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.0 billion and $2.0 billion at September 30, 1998 and 1997, respectively. No loans were outstanding under any of these bank credit facilities as of September 30, 1998 or 1997.

To facilitate and maintain letters of credit, TMCC maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $175 million and $250 million as of September 30, 1998 and 1997, respectively. Approximately $12 million in letters of credit had been issued, primarily related to the Company's insurance operations as of September 30, 1998, compared to $24 million as of September 30, 1997. The letters of credit for the insurance companies are used to satisfy requirements of certain insurance carriers and state insurance regulatory agencies.


Note 16 - Commitments and Contingent Liabilities
------------------------------------------------

At September 30, 1998, the Company was a lessee under lease agreements for facilities with minimum future commitments as follows: years ending September 30, 1999 - $10 million; 2000 - $7 million; 2001 - $6 million; 2002 - $4 million; 2003 - $2 million; thereafter - $1 million.

TMCC has guaranteed payments of principal and interest on $58 million principal amount of flexible rate demand pollution control revenue bonds maturing in 2006, issued in connection with the Kentucky manufacturing facility of an affiliate.

Effective June 1998, TMCC has guaranteed payments of principal, interest and premiums, if any, on $40 million principal amount of flexible rate demand solid waste disposal revenue bonds issued by Putnam County, West Virginia maturing in June 2028, issued in connection with the West Virginia manufacturing facility of an affiliate.

TMCC has guaranteed the obligations of TMIS relating to vehicle service insurance agreements issued in several states. These guarantees have been given without regard to any security and without any limitation as to duration or amount.

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

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. The amounts of liability on these claims and actions as of September 30, 1998 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not materially affect TMCC's consolidated financial position or results of operations.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Segment Information
-----------------------------

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of fiscal year 1998.
SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision maker in deciding how to allocate resources and in assessing performance and for which separate financial information is available.

The Company's operating segments include finance and insurance operations. Finance operations include retail leasing, retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii) and Puerto Rico. Insurance operations are performed by TMIS and subsidiaries. The principal activities of TMIS include marketing, underwriting, claims administration and providing certain coverages related to vehicle service agreements and contractual liability agreements sold by or through Toyota and Lexus vehicle dealers and affiliates to customers in the United States (excluding Hawaii). In addition, the insurance subsidiaries insure and reinsure certain TMS and TMCC risks.

The accounting policies of the operating segments are the same as those described in Note 2 of the Notes to Consolidated Financial Statements. The Company reports consolidated financial information for both external and internal purposes. Currently, TMCC's finance and insurance segments operate only in the United States and Puerto Rico.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Segment Information (Continued)
-----------------------------

Financial results for the Company's operating segments are summarized below:

                                                            September 30,
                                               ---------------------------------------
                                                  1998           1997           1996
                                               ---------      ---------      ---------
                                                        (Dollars in Millions)
Assets:

  Financing operations....................     $  22,858      $  19,519      $  19,052
  Insurance operations....................           630            447            308
  Eliminations/reclassifications..........          (263)          (136)           (51)
                                               ---------      ---------      ---------
    Total assets..........................     $  23,225      $  19,830      $  19,309
                                               =========      =========      =========

Gross revenues:

  Financing operations....................     $   3,295      $   3,311      $   3,001
  Insurance operations....................           136            125            103
  Eliminations............................             -             (8)            (5)
                                               ---------      ---------      ---------
    Total gross revenues..................     $   3,431      $   3,428      $   3,099
                                               =========      =========      =========

Depreciation and amortization:

  Financing operations....................     $   1,825      $   1,821      $   1,640
  Insurance operations....................             1              1              1
                                               ---------      ---------      ---------
    Total depreciation and amortization...     $   1,826      $   1,822      $   1,641
                                               =========      =========      =========

Interest Expense:

  Financing operations....................     $     994      $     918      $     820
  Insurance operations....................             -              -              -
                                               ---------      ---------      ---------
    Total interest expense                     $     994      $     918      $     820
                                               =========      =========      =========

Interest Income:

  Financing operations....................     $       -      $       -      $       -
  Insurance operations....................            19             15             13
                                               ---------      ---------      ---------
    Total interest income                      $      19      $      15      $      13
                                               =========      =========      =========

Income tax expense:

  Financing operations....................     $      92      $     108      $     101
  Insurance operations....................            15             13              7
                                               ---------      ---------      ---------
    Total income tax expense..............     $     107      $     121      $     108
                                               =========      =========      =========

Net Income:

  Financing operations....................     $     119      $     142      $     140
  Insurance operations....................            25             20             12
                                               ---------      ---------      ---------
    Net Income............................     $     144      $     162      $     152
                                               =========      =========      =========

Capital expenditures:

  Financing operations....................     $      32      $      14      $       6
  Insurance operations....................             1              1              1
                                               ---------      ---------      ---------
    Total capital expenditures............     $      33      $      15      $       7
                                               =========      =========      =========


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 18 - Selected Quarterly Financial Data (Unaudited)
-------------------------------------------------------

                                  Total
                                Financing   Interest   Depreciation     Net
                                Revenues    Expense     on Leases      Income
                               ----------   --------   ------------   --------
                                             (Dollars in Millions)
Year Ended September 30, 1998:

   First quarter..............     $  799       $234         $  425       $ 37
   Second quarter.............        802        239            416         30
   Third quarter..............        813        249            424         32
   Fourth quarter.............        826        272            416         45
                                   ------       ----         ------       ----
      Total...................     $3,240       $994         $1,681       $144
                                   ======       ====         ======       ====

Year Ended September 30, 1997:

   First quarter..............     $  830       $227         $  471       $ 38
   Second quarter.............        829        225            446         47
   Third quarter..............        812        228            438         44
   Fourth quarter.............        794        238            426         33
                                   ------       ----         ------       ----
      Total...................     $3,265       $918         $1,781       $162
                                   ======       ====         ======       ====

Year Ended September 30, 1996:

   First quarter..............     $  688       $193         $  370       $ 41
   Second quarter.............        723        196            393         36
   Third quarter..............        768        210            416         40
   Fourth quarter.............        793        221            441         35
                                   ------       ----         ------       ----
      Total...................     $2,972       $820         $1,620       $152
                                   ======       ====         ======       ====


Note 19 - Subsequent Events
---------------------------

Effective October 1, 1998, TMCC has guaranteed payments of principal, interest and premiums, if any, on two $10 million principal amount of flexible rate demand pollution control revenue bonds issued by Gibson County, Indiana maturing in October 2027 and January 2028, issued in connection with the Indiana manufacturing facility of an affiliate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of November 30, 1998.

           Name                Age              Position
           ----                ---              --------
Yoshio Ishizaka...........      58     Director and President, TMCC;
                                       Director and President, TMS;
                                       Director, TMC

George Borst .............      50     Director, Senior Vice President
                                       and General Manager, TMCC;
                                       Senior Vice President, TMS

Nobu Shigemi..............      54     Director, Senior Vice President
                                       and Treasurer, TMCC; Group Vice
                                       President, TMS

Robert Pitts..............      50     Director and Secretary, TMCC;
                                       Group Vice President, TMS

Yale Gieszl...............      56     Director, TMCC; Director and
                                       Executive Vice President, TMS

Chiaki Yamaguchi..........      48     Director, TMCC; Senior Vice
                                       President and Treasurer, TMS

Douglas West..............      53     Director, TMCC; Senior Vice
                                       President and Secretary, TMS

Ryuji Araki...............      58     Director, TMCC; Managing Director, TMC

Michael Deaderick.........      52     Group Vice President - Operations
                                       and Assistant Secretary, TMCC

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

Mr. Yamaguchi was named Director of TMCC and Senior Vice President and Treasurer of TMS in May 1998. Mr. Yamaguchi became the General Manager of the Financial Planning and Insurance Department of TMC in January 1997 and was nominated as the General Manager of Funds and Foreign Exchange Management Department in January 1998. From February 1990 to December 1996, Mr. Yamaguchi worked for Chairman Shoichiro Toyoda as an Executive Assistant in the Toyota head office. From September 1985 to January 1990, Mr. Yamaguchi worked in London as a representative of the TMC Finance Division. Mr. Yamaguchi has been employed with TMC, in various positions, since 1972.

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

Mr. Deaderick was named Group Vice President - Operations of TMCC in April 1998 and Assistant Secretary in April 1997. From April 1995 to April 1998, Mr. Deaderick was Vice President - Marketing and Operations of TMCC. From February 1990 to April 1995, Mr. Deaderick was Vice President and General Manager of TMIS. Mr. Deaderick has been employed with TMCC and TMS, in various positions, since 1971.

ITEM 11.  EXECUTIVE COMPENSATION.
Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid to the Company's Principal Executive Officer and the most highly compensated executive officers whose salary and bonus for the latest fiscal year exceeded $100,000, for services rendered in all capacities to the Company for the fiscal years ended September 30, 1998, 1997 and 1996.

                                    Annual Compensation
                        --------------------------------------------
                                                        Other Annual    All
     Name and           Fiscal                          Compensation   Other
Principal Position       Year   Salary ($)   Bonus ($)     ($)<F1>    ($)<F2>
---------------------   ------  ----------   ---------  ------------  -------
George Borst <F3>       1998     $237,700    $150,300             -   $3,300
Principal Executive     1997     $115,500     $56,700             -   $3,300
Officer                 1996          N/A         N/A           N/A      N/A

Nobu Shigemi <F4>       1998     $294,700     $34,700       $41,300        -
Senior Vice President   1997     $309,700     $49,600       $44,000        -
                        1996     $325,900     $50,900       $51,700        -

Michael Deaderick       1998     $193,200     $94,400             -   $7,000
Group Vice President    1997     $176,600     $81,600             -   $6,400
                        1996     $135,300     $70,600             -   $6,000

------------
<F1> The amounts in this column represent housing allowances and relocation costs.
<F2> The amounts in this column represent the Company's allocated contribution under the TMS Savings Plan (the "Plan"), a tax-qualified 401(k) Plan. Participants in the Plan may elect, subject to applicable law, to contribute up to 6% of their base compensation on a pre-tax basis to which the Company adds an amount equal to two-thirds of the employee's contribution. Participants are vested 25% each year with respect to the Company's contribution and are fully vested after four years. Subject to the limitations of the Plan, employee and Company contributions are invested in various investment options at the discretion of the employee. TMS also maintains a 401(k) Excess Plan, a non-qualified deferred compensation plan which has similar provisions to the Saving Plan.
<F3> Effective April 1, 1997, Mr. Borst was appointed as Principal Executive
Officer. The compensation presented for Mr. Borst in fiscal year 1997 reflects amounts earned for services to the Company during the partial period of the fiscal year Mr. Borst served as Principal Executive Officer.
<F4> Decline in certain annual compensation amounts relates to foreign currency adjustments.

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

The TMS Supplemental Executive Retirement Plan (TMS SERP) authorizes a benefit to be paid to eligible executives, including Mr. Borst and Mr. Deaderick. Benefits under the TMS SERP, expressed as an annuity payable monthly, are based on 2% of the executive's compensation recognized under the plan after deducting the executive's primary Social Security benefit, multiplied by the years of service credited under the plan (up to a maximum of 30), offset by benefits payable under the TMS Pension Plan. A covered participant's compensation may include base pay and a percentage (not in excess of 100%) of bonus pay, depending on the executive's length of service in certain executive positions. Similarly, years of service credited under the plan are determined by reference, in part, to the executive's length of service in certain executive positions. No benefit is payable under the TMS SERP to an executive unless the executive's termination of employment occurs on a date, after the executive reaches age 55, that is agreed in writing by the President of TMS and the executive; and the executive is vested in benefits under the TMS Pension Plan, or unless the executive accepts an invitation to retire extended by the President of TMS.

Mr. Borst is a participant in the TMS Pension Plan and the TMS SERP and had 13 years of total credited service as of September 30, 1998. Based upon years of credited service allocable to the Company, Mr. Borst would be entitled to receive and the Company would be required to pay approximately $7,000 in annual pension plan benefits when Mr. Borst reaches age 62. Mr. Borst would also be entitled to receive pension benefits from TMS based upon services to and compensation by TMS.

Mr. Deaderick is a participant in the TMS Pension Plan and the TMS SERP and had 25 years of total credited service as of September 30, 1998. Based upon years of credited service allocable to the Company, Mr. Deaderick would be entitled to receive and the Company would be required to pay approximately $45,000 in annual pension plan benefits when Mr. Deaderick reaches age 62. Mr. Deaderick would also be entitled to receive pension benefits from TMS based upon services to and compensation by TMS.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS.

Transactions between the Company and its parent, TMS, are included in Note 2,
Note 11, Note 14, Note 15 and Note 16 of the Notes to the Consolidated Financial Statements. Certain directors and executive officers of TMCC are also directors and executive officers of TMS. In addition, see Item 1, Business - General, for a description of certain obligations of TMMNA to TMCC.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements

          Included in Part II, Item 8 of this Form 10-K. See Index to Financial Statements on page 28.

   (2)Exhibits

          The exhibits listed on the accompanying Exhibit Index, starting on page 69, are filed as part of, or incorporated by reference into, this Report.

(b)Reports on Form 8-K

          The following Reports on Form 8-K were filed during the quarter ended September 30, 1998, none of which contained financial statements:

          Date of Report                           Items Reported
          ---------------             ----------------------------------------
          August 20, 1998             Item 5 - Other Events
          September 3, 1998           Item 7 - Financial Statements, Pro Forma
                                      Financial Information and Exhibits
          September 15, 1998          Item 7 - Financial Statements, Pro Forma
                                      Financial Information and Exhibits

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 22nd day of December, 1998.

                                        TOYOTA MOTOR CREDIT CORPORATION


                                        By     /S/ GEORGE BORST
                                           ------------------------------
                                                   George Borst
                                               Senior Vice President
                                                and General Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 22nd day of December, 1998.

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

                                                Senior Vice President/
                                                Treasurer and Director
      /S/ NOBU SHIGEMI                       (Principal Financial Officer)
------------------------------------
          Nobu Shigemi

                                               Vice President - Finance
                                                  and Administration
      /S/ GREGORY WILLIS                     (Principal Accounting Officer)
------------------------------------
          Gregory Willis



      /S/ YOSHIO ISHIZAKA                               Director
------------------------------------
          Yoshio Ishizaka



      /S/ DOUGLAS WEST                                  Director
------------------------------------
          Douglas West



      /S/ ROBERT PITTS                                  Director
------------------------------------
          Robert Pitts

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

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

4.2(b)   First Supplemental Indenture dated as of
         October 1, 1991 among TMCC, Bankers Trust Company
         and The Chase Manhattan Bank, N.A.                           (5)

4.3(a)   Second Amended and Restated Agency Agreement dated
         July 24, 1997 among TMCC, The Chase Manhattan Bank
         and Chase Manhattan Bank Luxembourg S.A.                    (22)

4.3(b)   Amendment No.1 to Second Amended and Restated Agency        Filed
         Agreement dated July 24, 1998 among TMCC, The Chase        Herewith
         Manhattan Bank and Chase Manhattan Bank Luxembourgh S.A

4.4 TMCC has outstanding certain long-term debt as set forth in Note 8 of the Notes to Consolidated Financial Statements. Not filed herein as an exhibit, pursuant to Item 601(b) (4)-(iii)(A) of Regulation S-K under the Securities Act of 1933, is any instrument which defines the rights of holders of such long-term debt, where the total amount of securities authorized thereunder does not exceed 10% of the total assets of TMCC and its subsidiaries on a consolidated basis. TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request.

10.1(a)  Operating Agreement dated January 16, 1984 between
         TMCC and TMS.                                               (16)

10.1(b)  Amendment No. 1 to Operating Agreement dated May 14, 1996
         between TMCC and TMS.                                       (11)

10.1(c)  Amendment No. 2 to Operating Agreement dated December 1,
         1997 between TMCC, TMS and TMMNA                            (23)














-----------------
(5) Incorporated herein by reference to Exhibit 4.1 filed with TMCC's Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.
(11) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-9961.
(16) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.
(22) Incorporated herein by reference to Exhibit 4.3(a) filed with TMCC's Current Report on Form 10-K for the year ended September 30, 1997, Commission File No. 1-9961.
(23) Incorporated herein by reference to Exhibit 10.1(c) filed with TMCC's Current Report on Form 10-K for the year ended September 30, 1997, Commission File No. 1-9961.

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

10.5(a)  Three-year Credit Agreement (the "Three-year Agreement")
         dated as of September 29, 1994 among TMCC, Morgan
         Guaranty Trust Company of New York, as agent, and
         Bank of America National Trust and Savings Association,
         The Bank of Tokyo, Ltd., The Chase Manhattan Bank, N.A., Citicorp USA, Inc. and Credit Suisse, as Co-Agents.
         Not filed herein as an exhibit, pursuant to Instruction 2
         to Item 601 of Regulation S-K under the Securities Act of
         1933, is the 364-day Credit Agreement (the "364-day
         Agreement") among TMCC and the banks who are party to the Three-year Agreement. Also included is a
         Schedule identifying the 364-day Agreement and setting
         forth the material details in which the 364-day
         Agreement differs from the Three-year Agreement.  TMCC
         agrees to furnish a copy of the 364-day Agreement to
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

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

10.5(d)  Amended and Restated Credit Agreement dated
         September 24, 1996 to the Three-year Agreement.              (17)

10.5(e)  Amended and Restated Credit Agreement dated
         September 24, 1996 to the 364-day Agreement.                 (18)

10.5(f)  Amended and Restated Credit Agreement dated
         September 23, 1997 to the Three-year Agreement.              (19)

10.5(g)  Amended and Restated Credit Agreement dated
         September 23, 1997 to the 364-day Agreement.                 (20)

10.5(h)  Amended and Restated Credit Agreement dated                 Filed
         September 22, 1998 to the 364-day Agreement                Herewith

10.6     Toyota Motor Sales, U.S.A., Inc. Supplemental
         Executive Retirement Plan. *                                 (9)

10.7     Toyota Motor Sales, U.S.A., Inc. 401(k)
         Excess Plan. *                                               (10)

10.8     Amended and Restated Trust and Servicing Agreement
         dated as of October 1, 1996 by and among TMCC,
         TMTT, Inc., as titling trustee and U.S. Bank National
         Association, as trust agent.                                 (21)

12.1     Calculation of ratio of earnings to fixed charges.          Filed
                                                                    Herewith

21.1     TMCC's list of subsidiaries.                                Filed
                                                                    Herewith

23.1     Consent of Independent Accountants.                         Filed
                                                                    Herewith

27.1     Financial Data Schedule.                                     Filed
                                                                     Herewith

----------------
(9) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(10) Incorporated herein by reference to Exhibit 10.2 filed with TMCC's Report on From 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(17) Incorporated herein by reference to Exhibit 10.9(d) filed with TMCC's Report on Form 10-K for the year ended September 30, 1996, Commission File No. 1-9961.
(18) Incorporated herein by reference to Exhibit 10.9(e) filed with TMCC's Report on Form 10-K for the year ended September 30, 1996, Commission File No. 1-9961.
(19) Incorporated herein by reference to Exhibit 10.5(f) filed with TMCC's Report on Form 10-K for the year ended September 30, 1997, Commission File No. 1-9961.
(20) Incorporated herein by reference to Exhibit 10.5(g) filed with TMCC's Report on Form 10-K for the year ended September 30, 1997, Commission File No. 1-9961.
(21) Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Lease Trust 1997-A's Report on Form 8-A dated December 23, 1997, Commission File No. 333-26717
*- Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.