Form 10-Q
period 1998-12-31
TOYOTA MOTOR CREDIT CORP
filed 1999-02-12
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1998
                                     -----------------
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

          As of January 31, 1999, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                December 31,    September 30,     December 31,
                                                    1998              1998            1997
                                                ------------    -------------     ------------
                                                (Unaudited)                        (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................           $   167          $   156          $   217
Investments in marketable securities......               455              435              310
Investments in operating leases, net......             9,428            9,765           10,025
Finance receivables, net..................            11,514           11,521            9,580
Receivable from Parent and Affiliate......             1,924              512              109
Other receivables.........................               351              304              116
Deferred charges..........................               147              167              173
Other assets..............................               278              266              235
Income taxes receivable...................                 -               99                -
                                                     -------          -------          -------

         Total Assets.....................           $24,264          $23,225          $20,765
                                                     =======          =======          =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................           $18,942          $17,597          $15,615
Accrued interest..........................               143              176              156
Accounts payable and accrued expenses.....               796              995            1,165
Deposits..................................               234              240              247
Income taxes payable......................                71                -               12
Deferred income...........................               580              607              494
Deferred income taxes.....................             1,225            1,379              955
                                                     -------          -------          -------
      Total Liabilities...................            21,991           20,994           18,644
                                                     -------          -------          -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; 91,500
      issued and outstanding).............               915              915              915
   Retained earnings......................             1,338            1,303            1,196
   Accumulated other comprehensive
      income..............................                20               13               10
                                                     -------          -------          -------
      Total Shareholder's Equity..........             2,273            2,231            2,121
                                                     -------          -------          -------
         Total Liabilities and
         Shareholder's Equity.............           $24,264          $23,225          $20,765
                                                     =======          =======          =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                                 Three Months Ended
                                                     December 31,
                                                 ------------------
                                                  1998        1997
                                                 ------      ------
                                                    (Unaudited)

Financing Revenues:

   Leasing.................................      $  620      $  649
   Retail financing........................         161         126
   Wholesale and other dealer financing....          24          21
                                                 ------      ------

Total financing revenues...................         805         796

   Depreciation on leases..................         431         422
   Interest expense........................         243         234
                                                 ------      ------

Net financing revenues.....................         131         140

Insurance premiums earned and contract
   revenues................................          28          25

Investment and other income................          27          14
                                                 ------      ------

Net financing revenues and other revenues..         186         179
                                                 ------      ------

Expenses:

   Operating and administrative............          83          67
   Provision for credit losses.............          29          36
   Insurance losses and loss adjustment
      expenses.............................          15          13
                                                 ------      ------

Total expenses.............................         127         116
                                                 ------      ------

Income before income taxes.................          59          63

Provision for income taxes.................          24          26
                                                 ------      ------

Net Income.................................      $   35      $   37
                                                 ======      ======




       See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                         Accumulated
                                                           Other
                                    Capital  Retained  Comprehensive
                                     Stock   Earnings      Income       Total
                                    -------  --------  -------------   -------

Balance at September 30, 1997....    $  915   $ 1,159    $        7     $2,081
                                     ------   -------    ----------     ------

Net income for the three months
   ended December 31, 1997.......         -        37             -         37

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             3          3
                                     ------  --------    ----------     ------
Total Comprehensive Income                -        37             3         40
                                     ------  --------    ----------     ------


Balance at December 31, 1997.....    $  915   $ 1,196    $       10     $2,121
                                     ======   =======    ==========     ======




Balance at September 30, 1998....    $  915   $ 1,303    $       13     $2,231
                                     ------   -------    ----------     ------

Net income for the three months
   ended December 31, 1998.......         -        35             -         35

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             7          7
                                     ------  --------    ----------     ------
Total Comprehensive Income                -        35             7         42
                                     ------  --------    ----------     ------


Balance at December 31, 1998.....    $  915   $ 1,338    $       20     $2,273
                                     ======   =======    ==========     ======





See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                  Three Months Ended December 31,
                                                                  -------------------------------
                                                                   1998                     1997
                                                                  ------                   ------
                                                                          (Unaudited)
Cash flows from operating activities:

   Net income............................................         $   35                   $   37
                                                                  ------                   ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization...................            452                      442
         Provision for credit losses.....................             29                       36
         Gain from sale of finance receivables, net......             (5)                      (1)
         Decrease in accrued interest....................            (33)                     (57)
        (Decrease) increase in deferred income taxes.....           (158)                       1
         Decrease (increase) in other assets.............            324                      (80)
         Increase in other liabilities...................             22                       11
                                                                  ------                   ------
   Total adjustments.....................................            631                      352
                                                                  ------                   ------

Net cash provided by operating activities................            666                      389
                                                                  ------                   ------

Cash flows from investing activities:

   Addition to investments in marketable securities......           (171)                    (229)
   Disposition of investments in marketable securities...            163                      251
   Addition to investments in operating leases...........           (839)                    (926)
   Disposition of investments in operating leases........            756                      736
   Purchase of finance receivables.......................         (4,573)                  (4,183)
   Liquidation of finance receivables....................          3,723                    2,969
   Proceeds from sale of finance receivables.............            821                       48
   Change in receivable from Parent and Affiliate........         (1,686)                      28
                                                                  ------                   ------

Net cash used in investing activities....................         (1,806)                  (1,306)
                                                                  ------                   ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.....          3,542                    1,206
   Payments on notes and loans payable...................         (1,104)                  (1,003)
   Net increase (decrease) in commercial paper with
      original maturities less than 90 days..............         (1,287)                     754
                                                                  ------                   ------

Net cash provided by financing activities................          1,151                      957
                                                                  ------                   ------

Net increase in cash and cash equivalents................             11                       40

Cash and cash equivalents at the beginning of the period.            156                      177
                                                                  ------                   ------

Cash and cash equivalents at the end of the period.......         $  167                   $  217
                                                                  ======                   ======

Supplemental disclosures:

   Interest paid.........................................         $  276                   $  278
   Income taxes paid.....................................         $    7                   $    2


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

Information pertaining to the three months ended December 31, 1998 and 1997 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of those expected for any other interim period or for a full year. Certain December 1997 accounts have been reclassified to conform with the December 1998 and September 1998 presentation.

Toyota Credit Argentina S.A. ("TCA") was incorporated in September 1998 and commenced business operations in December 1998. TCA provides retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. TCA is owned 85% by Toyota Motor Corporation ("TMC") and 15% by Toyota Motor Credit Corporation ("TMCC" or the "Company"). As of December 31, 1998 TMCC's investment in TCA totaled $1 million and is accounted for using the cost method.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and other notes to the consolidated financial statements included in TMCC's 1998 Annual Report to the Securities and Exchange Commission ("SEC")on Form 10-K.


Note 2 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                           December 31,     September 30,        December 31,
                                               1998              1998                1997
                                           ------------     -------------        ------------
                                                        (Dollars in Millions)
Vehicles..................................      $11,428            $11,809            $12,297
Equipment and other.......................          474                442                354
                                                -------            -------            -------
                                                 11,902             12,251             12,651
Accumulated depreciation..................       (2,381)            (2,386)            (2,525)
Allowance for credit losses ..............          (93)              (100)              (101)
                                                -------            -------            -------
Investments in operating leases, net......      $ 9,428            $ 9,765            $10,025
                                                =======            =======            =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                           December 31,     September 30,     December 31,
                                               1998              1998             1997
                                           ------------     -------------     ------------
                                                         (Dollars in Millions)
Retail.....................................     $ 8,529           $ 8,395          $ 6,693
Finance leases.............................       2,386             2,856            2,511
Wholesale and other dealer loans...........       1,369             1,099            1,180
                                                -------           -------          -------
                                                 12,284            12,350           10,384
Unearned income............................        (642)             (709)            (681)
Allowance for credit losses................        (128)             (120)            (123)
                                                -------           -------          -------
   Finance receivables, net................     $11,514           $11,521           $9,580
                                                =======           =======          =======

Finance leases included estimated unguaranteed residual values of $650 million, $679 million and $768 million at December 31, 1998, September 30, 1998 and December 31, 1997, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $19 million, $16 million and $25 million at December 31, 1998, September 30, 1998 and December 31, 1997, respectively.


Note 4 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                           December 31,     September 30,     December 31,
                                               1998              1998             1997
                                           ------------     -------------     ------------
                                                        (Dollars in Millions)
Commercial paper, net....................       $ 2,069           $ 2,546          $ 2,526
                                                -------           -------          -------
Other senior debt, due in the years
   ending September 30,:
   1998..................................             -                 -            2,141
   1999..................................         1,744             1,943            1,308
   2000..................................         3,118             2,521            2,407
   2001..................................         3,223             2,678            2,132
   2002..................................         2,661             2,689            2,598
   2003..................................         1,831             1,884              924
   Thereafter............................         4,195             3,223            1,467
                                                -------           -------          -------
                                                 16,772            14,938           12,977
Unamortized premium......................           101               113              112
                                                -------           -------          -------
   Total other senior debt...............        16,873            15,051           13,089
                                                -------           -------          -------
      Notes and loans payable............       $18,942           $17,597          $15,615
                                                =======           =======          =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (Continued)
--------------------------------------------

Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 20 days and 5.21%, respectively, at December 31, 1998. Short-term MTNs with original terms of one year or less, included in other senior debt, were $869 million at December 31, 1998. The weighted average interest rate on these short-term MTNs was 5.45% at December 31, 1998, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 5.42% at December 31, 1998, including the effect of derivative financial instruments. This rate has been calculated using rates in effect at December 31, 1998, some of which are floating rates that reset daily. Approximately 2% of other senior debt at December 31, 1998 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 5.36% at December 31, 1998. Approximately 38% of other senior debt at December 31, 1998 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 5.94% at December 31, 1998. TMCC manages interest rate risk via continuous adjustment of the mix of fixed and floating rate debt through use of interest rate swap agreements and option-based products.

Included in notes and loans payable at December 31, 1998 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $8.1 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at December 31, 1998. The receivables or payables arising as a result of the differences between the December 31, 1998 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in other receivables or accounts payable and accrued expenses, respectively, and would in aggregate reflect a net payable position of $322 million at December 31, 1998.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Sale of Interests in Lease Finance Receivables
-------------------------------------------------------

TMCC maintains programs to sell retail receivables and interests in lease finance receivables through Toyota Motor Credit Receivables Corporation ("TMCRC") and Toyota Leasing, Inc. ("TLI"), limited purpose subsidiaries. During the quarter ended December 31, 1998, TMCC sold interests in lease finance receivables totaling $782 million, as described below.

TMCC holds an undivided trust interest ("UTI") in leases held in a titling trust established by TMCC. In December 1998, TMCC identified certain leases included in the UTI to be allocated to a separate portfolio represented by a Special Unit of Beneficial Interest ("SUBI") totaling $782 million. TMCC then sold the SUBI to TLI which in turn contributed substantially all of the SUBI to a trust; TMCC continues to act as servicer for all assets represented by the UTI and the SUBI and is paid a servicing fee. TLI retains subordinated interests in the excess cash flows of these transactions, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. None of the lease assets represented by the SUBI or the restricted assets are available to satisfy any obligations of TMCC.

The pretax gain resulting from the sale of interests in lease finance receivables totaled approximately $5 million and $1 million for the three months ended December 31, 1998 and 1997, respectively, after providing an allowance for estimated credit and residual value losses.


Note 6 - Related Party Transactions
-----------------------------------

TMCC has an arrangement to borrow from and invest funds with TMS at short term market rates. For the quarter ended December 31, 1998 and 1997 the highest amounts of funds, included in Receivable from Parent and Affiliate, invested with TMS were $2.0 billion and $273 million, respectively. Interest earned on these investments totaled $16 million and $1 million for the three months ended December 31, 1998 and 1997, respectively.

At December 31, 1998, TMCC's intercompany loans receivable from Toyota Credit Canada Inc. ("TCCI"), an affiliate of the Company, totaled $370 million. Interest charged on these loans reflect current market rates and totaled $3 million for the three months ended December 31, 1998.


Note 7 - Commitments and Contingent Liabilities
-----------------------------------------------

As of December 31, 1998, TMCC has guaranteed payments of principal, interest and premiums, if any, on $118 million principal amount of bonds issued in connection with the manufacturing facilities of certain of its affiliates. Effective February 3, 1999, TMCC issued an additional guaranty of payments of principal, interest and premiums, if any, on $10 million principal amount of bonds issued in connection with the manufacturing facility of an affiliate.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Segment Information
----------------------------

Financial results for the Company's operating segments are summarized below:

                                           December 31,      December 31,
                                               1998              1997
                                           ------------      ------------
                                               (Dollars in Millions)
Assets:

  Financing operations....................    $  23,877         $  20,432
  Insurance operations....................          638               469
  Eliminations/reclassifications..........         (251)             (136)
                                              ---------         ---------
    Total assets..........................    $  24,264         $  20,765
                                              =========         =========

Gross revenues:

  Financing operations....................    $     826         $     805
  Insurance operations....................           34                30
                                              ---------         ---------
    Total gross revenues..................    $     860         $     835
                                              =========         =========

Net Income:

  Financing operations....................    $      28         $      32
  Insurance operations....................            7                 5
                                              ---------         ---------
    Net Income............................    $      35         $      37
                                              =========         =========



Note 9 - Subsequent Events
--------------------------

In January 1999, Banco Toyota do Brasil ("BTB") was incorporated and upon commencement of operations and establishment of related subsidiaries will provide retail, leasing and wholesale financing to authorized Toyota vehicle dealers and their customers in Brazil. BTB is owned 85% by TMC and 15% by TMCC. As of January 31, 1999 TMCC's investment in BTB totaled $1 million and is accounted for using the cost method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes TMCC's net income by operating segment for the three months ended December 31, 1998 and December 31, 1997:

                                                  Three Months Ended
                                                     December 31,
                                                  ------------------
                                                  1998          1997
                                                  ----          ----
                                                 (Dollars in Millions)
Net income:
  Financing operations.......................      $28           $32
  Insurance operations.......................        7             5
                                                  ----          ----
     Total net income........................      $35           $37
                                                  ====          ====


Net income from financing operations decreased 13% in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998 primarily due to increased provision for residual value losses as well as higher operating and administrative expenses, partially offset by increased investment and other income and lower provision for credit losses.

Net income from insurance operations increased 40% in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998, primarily due to increased underwriting profit from providing coverage under various agreements as well as higher investment income.

Earning Assets
--------------

The composition of TMCC's net earning assets (excluding retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the three months ended December 31, 1998 and December 31, 1997 are summarized below:


                                             December 31,    September 30,    December 31,
                                                 1998             1998            1997
                                             ------------    -------------    ------------
                                                          (Dollars in Millions)

Vehicle lease
 Investment in operating leases, net.....          $9,192          $ 9,559         $ 9,883
 Finance leases, net.....................           1,908            2,313           1,979
                                                  -------          -------         -------
Total vehicle leases.....................          11,100           11,872          11,862

Vehicle retail finance receivables, net..           7,933            7,834           6,199
Vehicle wholesale and other receivables..           2,130            1,800           1,768
Allowance for credit losses..............            (221)            (220)           (224)
                                                  -------          -------         -------
Total net earning assets.................         $20,942          $21,286         $19,605
                                                  =======          =======         =======


                                                  Three Months Ended
                                                     December 31,
                                                   1998        1997
                                                  -------    -------
Total contract volume:
   Vehicle lease.............................      55,000     62,000
   Vehicle retail............................      56,000     52,000
                                                  -------    -------
Total........................................     111,000    114,000
                                                  =======    =======

TMS sponsored contract volume:
   Vehicle lease.............................      23,000     11,000
   Vehicle retail............................       8,000      4,000
                                                  -------    -------
Total........................................      31,000     15,000
                                                  =======    =======

Finance penetration (excluding fleet):
   Vehicle lease.............................       16.1%      21.8%
   Vehicle retail............................       11.1%      11.0%
                                                    -----      -----
Total........................................       27.2%      32.8%
                                                    =====      =====

TMCC's net earning assets decreased to $20.9 billion at December 31, 1998 from $21.3 billion at September 30, 1998 and increased from $19.6 billion at December 31, 1997. Asset growth from the prior year reflects primarily increased retail and wholesale earning assets, partially offset by a decline in lease earning assets primarily due to the sale of $2.4 billion of interests in lease finance receivables through lease securitization transactions. The decline in net earning assets for the quarter ended December 31, 1998 reflects decreases in lease earning assets primarily due to the sale of $782 million of interests in lease finance receivables, partially offset by increased retail and wholesale earning assets. The allowance for credit losses remained relatively stable reflecting management's estimate that current reserve levels are adequate based on improved credit loss experience, portfolio composition and other factors.

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

TMCC's lease contract volume decreased in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998 reflecting lower finance penetration due to changes in lease programs and the residual value setting policy, partially offset by higher levels of programs sponsored by Toyota Motor Sales, U.S.A, Inc. ("TMS" or "Parent").

TMCC's retail contract volume increased in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998 primarily due to higher levels of programs sponsored by TMS.

Net Financing Revenue and Other Revenues
----------------------------------------

TMCC's net financing revenues decreased 6% in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998 primarily due to increased provision for residual value losses, described below under Depreciation on Leases, as well as increased interest expense, substantially offset by increased retail and wholesale revenues. TMCC's continued use of the Titling Trust to purchase leases has caused a shift in the composition of earning assets from operating leases to finance receivables, as discussed earlier, and resulted in increased revenues from finance leases (until such interests in leases were sold in securitization transactions) and reduced operating lease revenues and depreciation on operating leases.

Insurance premiums earned and contract revenues increased 12% in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998 due to higher underwriting revenues associated with in-force agreements.

The following table summarizes TMCC's investment and other income for the three months ended December 31, 1998 and December 31, 1997:

                                                  Three Months Ended
                                                     December 31,
                                                  1998          1997
                                                  ----          ----
                                                 (Dollars in Millions)
Investment income...........................       $13           $ 7
Servicing fee income........................         9             6
Gains on assets sold........................         5             1
                                                  ----          ----
   Investment and other income..............       $27           $14
                                                  ====          ====

Investment income increased 86% in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998 primarily due to increased interest income.

Servicing fee income increased 50% in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998 due to growth in the combined balance of sold interests in lease finance and sold retail receivables.

Gains on assets sold increased by $4 million in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998 reflecting the sale of interests in lease finance receivables, as described in Note 5 of the Notes to the Consolidated Financial Statements. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale, key assumptions used and current financial market conditions.

Depreciation on Leases
----------------------

The following table sets forth the items included in TMCC's depreciation on leases for the three months ended December 31, 1998 and December 31, 1997:

                                                        Three Months Ended
                                                            December 31,
                                                        ------------------
                                                        1998          1997
                                                        ----          ----
                                                      (Dollars in Millions)

  Straight-line depreciation on operating leases.....   $361          $384
  Provision for residual value losses................     70            38
                                                        ----          ----
     Total depreciation on leases....................   $431          $422
                                                        ====          ====

Straight-line depreciation expense decreased 6% in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998 corresponding with a decline in average operating lease assets. As discussed earlier, the acquisition of leases by the Titling Trust has increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation expense.

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

Total unguaranteed residual values related to TMCC's vehicle lease portfolio declined from approximately $7.6 billion at September 30, 1998 to $7.4 billion at December 31, 1998 reflecting the acquisition of residual value insurance on an increasing number of leases in connection with the lease securitization program as well as sales of interests in lease finance receivables. In addition, TMCC entered into insurance policies in July 1998 with Gramercy Place Insurance Limited, a single purpose licensed Cayman Islands insurance company, to insure TMCC against specified potential losses in respect of the residual value risk associated with identified pools of retail closed end lease contracts which further reduced unguaranteed residual value levels.
TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors.

The increase in the provision for residual value losses in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998 reflects higher off-lease vehicle return rates as well as higher residual value losses per vehicle sold at auction. The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 45% in the first quarter of fiscal 1999 as compared to 31% for the same period in fiscal 1998. Losses at vehicle disposition increased $22 million in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998. TMCC believes that the increase in vehicle returns and losses is due in part to the impact of competitive pricing in the new vehicle market which has put continued pressure on late model Toyota and Lexus used vehicle prices. In addition, the large supply of late model used vehicles in the used car market may also be affecting return rates by depressing market prices. Per unit loss rates may also be affected by the amount of accessories or installed optional equipment included on leased vehicles and the types of installed optional equipment included theron. Although per unit loss rates are typically the result of a combination of factors, to the extent certain types of optional equipment depreciate more quickly than the value attributable to the base leased vehicle, leased vehicles having a greater portion of their overall manufacturer's suggested retail price attributable to such optional equipment will experience relatively higher level of losses.

The Company has taken action to reduce vehicle disposition losses by adjusting the lease term purchase mix and developing strategies to maximize proceeds on vehicles sold through auction. In addition, TMCC implemented a new residual value setting policy for new model year 1999 Toyota vehicles that separately calculates the residual value applicable to the base vehicle and the residual value applicable to certain specified optional accessories and optional equipment.

Under an arrangement with TMS, TMCC received Parent support for vehicle disposition losses in the last three quarters of fiscal 1998. During the first quarter of fiscal 1999, the Company did not receive any Parent support for vehicle disposition losses. There are currently no plans for additional Parent support for vehicle disposition losses.

TMCC's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 39 months and 38 months at December 31, 1998 and 1997, respectively.

No assurance can be made that the full term return ratio and per unit losses on lease vehicles will return to historical levels and will not increase further.

Interest Expense
----------------

Interest expense increased 4% in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998. The increase for the quarter was due primarily to higher average borrowings outstanding required to fund the growth in average earning assets, partially offset by a decline in the average cost of borrowings. The weighted average cost of borrowings was 5.50% and 5.92% for the quarter ended December 31, 1998 and 1997, respectively.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 24% in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998 reflecting primarily additional personnel and operating costs required to support TMCC's growing customer base and expanded customer service activities as well as costs in connection with technology upgrades and software modifications to address year 2000 issues.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses decreased 19% in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998 reflecting improved credit loss experience and management's estimate that current reserve levels are adequate based on current credit loss levels, portfolio composition and other factors. TMCC has not significantly altered its underwriting standards in the first quarter of fiscal 1999 as compared with the same period in fiscal 1998. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of December 31, 1998.

Net credit loss experience, excluding net losses on receivables sold subject to limited recourse provisions, for the three months ended December 31, 1998 and 1997 was as follows:


                                         Three Months Ended
                                            December 31,
                                        ---------------------
                                        1998            1997
                                        -----           -----
                                        (Dollars in Millions)
Gross Credit Losses.............        $26.9           $28.4
Recoveries......................         (4.4)           (3.3)
                                        -----           -----
Net Credit Losses...............        $22.5           $25.1
                                        =====           =====

Annualized Net Credit Losses
   as a % of Average Earning
   Assets.......................         .43%            .53%



The allowance for credit losses and the allowance for credit losses as a percent of net earning assets as of the balance sheet dates reported herein are summarized below:


                                 December 31,   September 30,   December 31,
                                     1998            1998           1997
                                 ------------   -------------   ------------
                                            (Dollars in Millions)

Allowance for Credit Losses.....         $221            $220           $224

Allowance for Credit Losses
   as a % of Earning Assets.....         1.04%           1.02%          1.13%


Liquidity and Capital Resources
-------------------------------

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities as well as transactions through the Company's asset-backed securities programs. Debt issuances have generally been in the form of commercial paper, domestic and euro MTNs and bonds.

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $2.0 billion to $2.9 billion during the first quarter of fiscal 1999, with an average outstanding balance of $2.4 billion. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.0 billion at December 31, 1998. No loans were outstanding under any of these bank credit facilities during the first quarter of fiscal 1999. TMCC also maintains uncommitted, unsecured lines of credit with banks totaling $175 million, of which $100 million is maintained along with TMS. At December 31, 1998, TMCC had issued approximately $12 million in letters of credit, primarily related to the Company's insurance operations.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided TMCC with significant sources of funding. During the first quarter of fiscal 1999, TMCC issued approximately $2.3 billion of domestic and euro MTNs and bonds all of which had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at December 31, 1998 ranged from one to eleven years. As of December 31, 1998, TMCC had total MTNs and bonds outstanding of $16.8 billion, of which $7.8 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTNs and other debt securities. At January 31, 1999, approximately $2.2 billion was available for issuance under this registration statement. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's euro MTN program is $16.0 billion. Approximately $5.9 billion was available for issuance under the euro MTN program as of January 31, 1999 of which the Company has committed to issue approximately $9 million. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital market that are not issued under its euro MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets. During the quarter ended December 31, 1998, TMCC sold interests in lease finance receivables totaling $782 million as described in Note 5 of the Notes to the Consolidated Financial Statements. During the quarter ended December 31, 1998, the number and principal amount of leases purchased by the Toyota Lease Trust in connection with TMCC's lease securitization program comprised a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio. However, until leases are included in a securitization transaction, they continue to be classified as finance receivables on TMCC's balance sheet.

TMCC's ratio of earnings to fixed charges was 1.24 for the first three months of fiscal 1999 compared to 1.27 for the first three months of fiscal 1998. TMCC believes that the decline in the ratio has not affected its ability to maintain liquidity or access to outside funding sources. The decline in the ratio is due to several factors including higher interest expense, higher provision for residual value losses and increased operating expenses attributable to TMCC's growing customer base, customer service and technology initiatives and costs in connection with the year 2000 project.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first three months of fiscal 1999, cash used to purchase additional investments in operating leases and finance receivables, totaling $5.4 billion, was partially provided by the liquidation and sale of earning assets totaling $4.5 billion. Investing activities resulted in a net cash use of $1.8 billion during the first three months of fiscal 1999, as the purchase of additional earning assets and increase in Receivable from Parent and Affiliate exceeded cash provided by the liquidation and sale of earning assets. Investing activities were also supported by net cash provided by operating and financing activities totaling $0.7 billion and $1.2 billion, respectively, during the first three months of fiscal 1999. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

During the past fiscal quarter, the long-term debt rating of TMC and its subsidiaries (including TMCC) was under review by a nationally recognized statistical rating organization. In February 1999, that organization reaffirmed TMC's AAA long-term debt rating and removed TMC's rating from its rating watch, although it maintains a negative outlook on the rating. TMCC does not believe that this review has had a material adverse effect on its liquidity or access to the capital markets.

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

State of Readiness

The Company has identified the following six areas for specific review and remediation in connection with its year 2000 compliance efforts:

Critical Business Systems Applications: Includes distributed and mainframe applications used in operations such as retail and lease financing, customer account processing, collections, insurance operations and accounting systems. TMCC has completed the inventory and remediation of these systems. Certain business critical applications have been tested and implemented back into production. Testing, validation and implementation of the remaining business critical applications is expected to continue through the third quarter of calendar year 1999.

Desktop Systems: Includes commercial off-the-shelf software as well as custom developed applications. TMCC has substantially completed the inventory and assessment of these systems and related software applications. Remediation and testing of business critical custom developed systems is underway with implementation expected by the third quarter of calendar year 1999. Replacement of non-compliant off-the-shelf software applications is expected by the second quarter of calendar year 1999.

Technical Infrastructure: Includes mainframe, distributed and PC systems, networks, and telecommunications. TMCC is in the process of completing the inventory of its technical infrastructure which is expected to be completed by the first quarter of calendar year 1999 with the assessment phase expected to be completed by the second quarter of calendar year 1999. Testing of business critical components is expected to begin in the second quarter of calendar year 1999 with implementation expected by the third quarter of calendar year 1999.

Embedded Systems: Includes non-information technology systems described above. TMCC has completed an inventory of embedded systems at its owned facilities. Assessment of these systems is being conducted through communication with manufacturers and/or suppliers and will include remediation and onsite testing of critical systems. Implementation is expected to be completed by the second quarter of calendar year 1999. With respect to embedded systems located at facilities leased by TMCC, TMCC is presently in the inventory and assessment phase. TMCC intends to establish contingency plans for coping with problems that may arise from embedded systems in leased facilities that are not year 2000 compliant.

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

Year 2000 Costs

Costs associated with the year 2000 systems and software modifications are generally expensed as incurred. TMS is allocating a portion of its year 2000 costs to TMCC. TMCC's total cost (including allocated costs from TMS) for the year 2000 issue is estimated not to exceed $20 million. The estimated total cost to be incurred by TMCC in connection with its year 2000 compliance efforts is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources. As a result of the application of resources to year 2000 compliance efforts, certain information technology projects previously scheduled to be initiated or implemented in fiscal 1999 may be deferred. Such deferral is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that allowances for credit losses are considered adequate to cover expected credit losses; the Company's continued use of MTNs and bonds in both the United States and the international capital markets; that the decline in the ratio of earnings to fixed charges has not affected the Company's ability to maintain liquidity or access to outside funding sources; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet the Company's future funding requirements; that TMCC does not anticipate non-performance by any of its counterparties; that the Company's action plan for year 2000 compliance efforts will be carried out as described under Item 2 - "Year 2000 Date Conversion - Phases and - State of Readiness"; that the Company expects to complete its year 2000 compliance efforts on its critical systems on a timely basis; that the total estimated cost in connection with the year 2000 issue is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources; that deferral of certain information technology projects is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources; that the risk to the Company with respect to year 2000 issues is as described under Item 2 - "Year 2000 Date Conversion - Year 2000 Risks"; that the Company's contingency plan to address year 2000 issues will be as described under Item 2 - "Year 2000 Date Conversion - Year 2000 Contingency Plan" and completion of the Company's contingency plan relating to the year 2000 issue is expected by the third quarter of calendar year 1999.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


As discussed more fully in TMCC's 1998 Annual Report on Form 10-K, TMCC uses a variety of interest rate and currency derivative financial instruments to manage interest rate and currency exchange exposures. TMCC does not use these instruments for trading purposes. Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations.

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at December 31, 1998 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at December 31, 1998 was $483 million on an aggregate notional amount of $25.2 billion. At December 31, 1998 approximately 92% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties.

Changes in interest rates may impact TMCC's future weighted average interest rate on outstanding debt as a result of floating rate liabilities. As of December 31, 1998, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .85% from 5.40% to an estimated 6.25% at December 31, 1998. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .96% from 5.40% to an estimated 4.44% at December 31, 1998.

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

The value-at-risk and the average value at risk of TMCC's portfolio as of December 31, 1998 and for the three months ended December 31, 1998, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates is as follows:


                                                                 Average for the
                                                 As of         Three months ended
                                           December 31, 1998   December 31, 1998
                                           -----------------   ------------------
Mean portfolio value.....................    $3,630.0 million     $3,290.0 million
Value at risk............................       $33.6 million        $33.3 million
Percentage of the mean portfolio value...         0.9%                 1.0%
Confidence level.........................        95.0%                95.0%



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


A reconciliation of the activity of TMCC's derivative financial instruments for the three months ended December 31, 1998 and 1997 is as follows:

                                                   Three Months Ended December 31,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  1998    1997    1998    1997    1998    1997    1998    1997
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $9.0    $6.5    $7.3    $6.3    $6.3    $5.6    $0.8    $2.4

Add:
   New agreements...............     -     0.7     3.2     0.1     0.2     1.1       -     0.1

Less:

   Terminated agreements........     -       -     0.3       -       -       -       -       -
   Expired agreements...........   0.1     0.5     0.8     1.0     0.1     0.7     0.2     0.1
                                  ----    ----    ----    ----    ----    ----    ----    ----
Ending notional amount..........  $8.9    $6.7    $9.4    $5.4    $6.4    $6.0    $0.6    $2.4
                                  ====    ====    ====    ====    ====    ====    ====    ====


Review by Independent Public Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month periods ended December 31, 1998 and 1997, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 12, 1999 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various claims and actions are pending against TMCC and its subsidiaries with respect to financing and insurance activities, taxes and other matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of December 31, 1998 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits

          The exhibits listed on the accompanying Exhibit Index, on page 30, are filed as part of this report.

          (b)   Reports on Form 8-K

          The following reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1998, none of which contained financial statements:

          Date of Report                          Items Reported
          --------------             ----------------------------------------
          November 12, 1998          Item 7 - Financial Statements, Pro Forma
                                     Financial Information and Exhibits
          December 14, 1998          Item 7 - Financial Statements, Pro Forma
                                     Financial Information and Exhibits

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   February 12, 1999                 By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                     George E. Borst
                                                Senior Vice President and
                                                     General Manager
                                              (Principal Executive Officer)



Date:   February 12, 1999                 By     /S/ GREGORY B. WILLIS
                                             -------------------------------
                                                     Gregory B. Willis
                                                      Vice President
                                                Finance and Administration
                                              (Principal Accounting Officer)

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