Form 10-K/A
period 1998-09-30
TOYOTA MOTOR CREDIT CORP
filed 1999-02-23
CIK 834071

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               AMENDMENT NO. 1
                                 FORM 10-K/A

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
                                                    -----------------------

Securities registered pursuant to section 12(b) of the Act:

                                                     Name of each exchange
          Title of each class                         on which registered
          -------------------                       -----------------------
      5.25% Fixed Rate Medium-Term
       Notes due January 19, 2001                   New York Stock Exchange
----------------------------------------            -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.               Yes   X   No
                                                             ---      ---

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

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


The purpose of this amendment is to replace Exhibit 23.1 Consent of Independent Accountants. The letter filed in the Form 10-K as Exhibit 23.1 contained incorrect registration number references. The attached Exhibit 23.1 contains the corrected registration number references.


(a)(1)Financial Statements

          Included in Part II, Item 8 of this Form 10-K. See Index to Financial Statements on page 28.

   (2)Exhibits

          The exhibits listed on the accompanying Exhibit Index, starting on page 4, are filed as part of, or incorporated by reference into, this Report.

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

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 22nd day of February, 1999.

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

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

4.2(b)   First Supplemental Indenture dated as of
         October 1, 1991 among TMCC, Bankers Trust Company
         and The Chase Manhattan Bank, N.A.                           (5)

4.3(a)   Second Amended and Restated Agency Agreement dated
         July 24, 1997 among TMCC, The Chase Manhattan Bank
         and Chase Manhattan Bank Luxembourg S.A.                    (22)

4.3(b)   Amendment No.1 to Second Amended and Restated Agency
         Agreement dated July 24, 1998 among TMCC, The Chase
         Manhattan Bank and Chase Manhattan Bank Luxembourgh S.A     (24)

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










-----------------
(5) Incorporated herein by reference to Exhibit 4.1 filed with TMCC's Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.
(11) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-9961.
(16) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.
(22) Incorporated herein by reference to Exhibit 4.3(a) filed with TMCC's Current Report on Form 10-K for the year ended September 30, 1997, Commission File No. 1-9961.
(23) Incorporated herein by reference to Exhibit 10.1(c) filed with TMCC's Current Report on Form 10-K for the year ended September 30, 1997, Commission File No. 1-9961.
(24) Incorporated herein by reference to Exhibit 4.3 (b) filed with TMCC's Current Report on Form 10-K for the year ended September 30, 1998, Commission File No. 1-9961.

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

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

10.5(d)  Amended and Restated Credit Agreement dated
         September 24, 1996 to the Three-year Agreement.              (17)

10.5(e)  Amended and Restated Credit Agreement dated
         September 24, 1996 to the 364-day Agreement.                 (18)

10.5(f)  Amended and Restated Credit Agreement dated
         September 23, 1997 to the Three-year Agreement.              (19)

10.5(g)  Amended and Restated Credit Agreement dated
         September 23, 1997 to the 364-day Agreement.                 (20)

10.5(h)  Amended and Restated Credit Agreement dated
         September 22, 1998 to the 364-day Agreement                  (24)

10.6     Toyota Motor Sales, U.S.A., Inc. Supplemental
         Executive Retirement Plan. *                                  (9)

10.7     Toyota Motor Sales, U.S.A., Inc. 401(k)
         Excess Plan. *                                               (10)

10.8     Amended and Restated Trust and Servicing Agreement
         dated as of October 1, 1996 by and among TMCC,
         TMTT, Inc., as titling trustee and U.S. Bank National
         Association, as trust agent.                                 (21)

12.1     Calculation of ratio of earnings to fixed charges.           (24)


21.1     TMCC's list of subsidiaries.                                 (24)


23.1     Consent of Independent Accountants.                         Filed
                                                                    Herewith

27.1     Financial Data Schedule.                                      (24)

----------------
(9)  Incorporated herein by reference to Exhibit 10.1 filed with TMCC's
     Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(10) Incorporated herein by reference to Exhibit 10.2 filed with TMCC's
     Report on From 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(17) Incorporated herein by reference to Exhibit 10.9(d) filed with TMCC's Report on Form 10-K for the year ended September 30, 1996, Commission File No. 1-9961.
(18) Incorporated herein by reference to Exhibit 10.9(e) filed with TMCC's Report on Form 10-K for the year ended September 30, 1996, Commission File No. 1-9961.
(19) Incorporated herein by reference to Exhibit 10.5(f) filed with TMCC's Report on Form 10-K for the year ended September 30, 1997, Commission File No. 1-9961.
(20) Incorporated herein by reference to Exhibit 10.5(g) filed with TMCC's Report on Form 10-K for the year ended September 30, 1997, Commission File No. 1-9961.
(21) Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Lease Trust 1997-A's Report on Form 8-A dated December 23, 1997, Commission File No. 333-26717
(24) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Current Report on Form 10-K for the year ended September 30, 1998, Commission File No. 1-9961.
*- Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.