Form 10-Q
period 1999-03-31
TOYOTA MOTOR CREDIT CORP
filed 1999-05-14
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 1999
                                     --------------
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

          As of April 30, 1999, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                  March 31,     September 30,       March 31,
                                                    1999            1998              1998
                                                ------------    -------------     ------------
                                                (Unaudited)                        (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................           $   161          $   156          $   167
Investments in marketable securities......               441              435              348
Finance receivables, net..................            12,198           11,521           10,487
Investments in operating leases, net......             9,091            9,765            9,840
Receivable from Parent and Affiliate......               481              512               91
Other receivables.........................               222              304              128
Deferred charges..........................               135              167              174
Other assets..............................               222              266              248
Income taxes receivable...................                35               99               93
                                                     -------          -------          -------

         Total Assets.....................           $22,986          $23,225          $21,576
                                                     =======          =======          =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................           $17,174          $17,597          $16,097
Accrued interest..........................               143              176              179
Accounts payable and accrued expenses.....             1,156              995            1,310
Deposits..................................               225              240              242
Deferred income...........................               586              607              509
Deferred income taxes.....................             1,401            1,379            1,083
                                                     -------          -------          -------
      Total Liabilities...................            20,685           20,994           19,420
                                                     -------          -------          -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; 91,500
      issued and outstanding).............               915              915              915
   Retained earnings......................             1,366            1,303            1,226
   Accumulated other comprehensive
      income..............................                20               13               15
                                                     -------          -------          -------
      Total Shareholder's Equity..........             2,301            2,231            2,156
                                                     -------          -------          -------
         Total Liabilities and
         Shareholder's Equity.............           $22,986          $23,225          $21,576
                                                     =======          =======          =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                              Three Months Ended    Six Months Ended
                                                   March 31,            March 31,
                                              ------------------    ----------------
                                               1999        1998      1999      1998
                                              ------      ------    ------    ------
                                                            (Unaudited)

Financing Revenues:

   Leasing.................................   $  599      $  645    $1,219    $1,294
   Retail financing........................      162         130       323       256
   Wholesale and other dealer financing....       25          25        49        46
                                              ------      ------    ------    ------

Total financing revenues...................      786         800     1,591     1,596

   Depreciation on leases..................      427         414       858       836
   Interest expense........................      220         239       460       473
                                              ------      ------    ------    ------


Net financing revenues.....................      139         147       273       287

Insurance premiums earned and contract
   revenues................................       30          27        58        52


Investment and other income................       20          12        44        26
                                              ------       -----    ------    ------

Net financing revenues and other revenues..      189         186       375       365
                                              ------      ------    ------    ------

Expenses:

   Operating and administrative............       95          80       178       147
   Provision for credit losses.............       30          41        59        77
   Insurance losses and loss adjustment
      expenses.............................       15          12        30        25
                                              ------      ------    ------    ------

Total expenses.............................      140         133       267       249
                                              ------      ------    ------    ------

Income before income taxes.................       49          53       108       116

Provision for income taxes.................       21          23        45        49
                                              ------      ------    ------    ------

Net Income.................................   $   28      $   30    $   63    $   67
                                              ======      ======    ======    ======



       See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                         Accumulated
                                                           Other
                                    Capital  Retained  Comprehensive
                                     Stock   Earnings      Income       Total
                                    -------  --------  -------------   -------

Balance at September 30, 1997....    $  915   $ 1,159    $        7     $2,081
                                     ------   -------    ----------     ------

Net income for the six months
   ended March 31, 1998..........         -        67             -         67

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             8          8
                                     ------  --------    ----------     ------
Total Comprehensive Income                -        67             8         75
                                     ------  --------    ----------     ------


Balance at March 31, 1998........    $  915   $ 1,226    $       15     $2,156
                                     ======   =======    ==========     ======




Balance at September 30, 1998....    $  915   $ 1,303    $       13     $2,231
                                     ------   -------    ----------     ------

Net income for the six months
   ended March 31, 1999..........         -        63             -         63

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             7          7
                                     ------  --------    ----------     ------
Total Comprehensive Income                -        63             7         70
                                     ------  --------    ----------     ------


Balance at March 31, 1999........    $  915   $ 1,366    $       20     $2,301
                                     ======   =======    ==========     ======





See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                  Six Months Ended March 31,
                                                                  --------------------------
                                                                   1999                1998
                                                                  ------              ------
                                                                          (Unaudited)
Cash flows from operating activities:

   Net income............................................         $   63              $   67
                                                                  ------              ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization...................            878                 889
         Provision for credit losses.....................             59                  77
         Gain from sale of finance receivables, net......             (6)                 (2)
         Decrease (increase) in other assets.............            297                (157)
         Decrease in accrued interest....................            (33)                (34)
         Increase in deferred income taxes...............             17                 129
         Decrease in other liabilities...................            (49)                (38)
                                                                  ------              ------
   Total adjustments.....................................          1,163                 864
                                                                  ------              ------

Net cash provided by operating activities................          1,226                 931
                                                                  ------              ------

Cash flows from investing activities:

   Addition to investments in marketable securities......           (335)               (413)
   Disposition of investments in marketable securities...            339                 402
   Purchase of finance receivables.......................         (9,189)             (8,461)
   Liquidation of finance receivables....................          7,513               6,243
   Proceeds from sale of finance receivables.............            931                 104
   Addition to investments in operating leases...........         (1,684)             (1,956)
   Disposition of investments in operating leases........          1,515               1,511
   Change in receivable from Parent and Affiliate........           (206)                 58
                                                                  ------              ------

Net cash used in investing activities....................         (1,116)             (2,512)
                                                                  ------              ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.....          3,923               2,935
   Payments on notes and loans payable...................         (3,150)             (2,114)
   Net (decrease) increase in commercial paper with
      original maturities less than 90 days..............           (878)                750
                                                                  ------              ------

Net cash (used in) provided by financing activities......           (105)              1,571
                                                                  ------              ------

Net increase (decrease) in cash and cash equivalents.....              5                 (10)

Cash and cash equivalents at the beginning of the period.            156                 177
                                                                  ------              ------

Cash and cash equivalents at the end of the period.......         $  161              $  167
                                                                  ======              ======

Supplemental disclosures:

   Interest paid.........................................         $  516              $  491
   Income taxes paid.....................................         $   10              $    4


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

Information pertaining to the three and six months ended March 31, 1999 and 1998 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of those expected for any other interim period or for a full year. Certain March 1998 accounts have been reclassified to conform with the March 1999 and September 1998 presentation.

Toyota Credit Argentina S.A. ("TCA") was incorporated in September 1998 and commenced business operations in December 1998. TCA provides retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. TCA is owned 85% by Toyota Motor Corporation ("TMC") and 15% by Toyota Motor Credit Corporation ("TMCC" or the "Company"). As of March 31, 1999 TMCC's investment in TCA totaled $2 million and is accounted for using the cost method.

In January 1999, Banco Toyota do Brasil ("BTB") was incorporated and upon commencement of operations and establishment of related subsidiaries will provide retail, leasing and wholesale financing to authorized Toyota vehicle dealers and their customers in Brazil. BTB is owned 85% by TMC and 15% by TMCC. As of March 31, 1999 TMCC's investment in BTB totaled $1 million and is accounted for using the cost method.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and other notes to the consolidated financial statements included in TMCC's 1998 Annual Report to the Securities and Exchange Commission ("SEC")on Form 10-K.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                             March 31,     September 30,     March 31,
                                               1999            1998            1998
                                             ---------     -------------     ---------
                                                        (Dollars in Millions)
Retail.....................................    $ 8,753           $ 8,395       $ 6,895
Finance leases.............................      2,813             2,856         3,203
Wholesale and other dealer loans...........      1,468             1,099         1,311
                                               -------           -------       -------
                                                13,034            12,350        11,409
Unearned income............................       (703)             (709)         (788)
Allowance for credit losses................       (133)             (120)         (134)
                                               -------           -------       -------
   Finance receivables, net................    $12,198           $11,521       $10,487
                                               =======           =======       =======

Finance leases included estimated unguaranteed residual values of $651 million, $679 million and $862 million at March 31, 1999, September 30, 1998 and March 31, 1998, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $16 million, $16 million and $17 million at March 31, 1999, September 30, 1998 and March 31, 1998, respectively.


Note 3 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                             March 31,       September 30,        March 31,
                                               1999              1998               1998
                                             ---------       -------------        ---------
                                                          (Dollars in Millions)
Vehicles..................................     $11,047             $11,809          $12,067
Equipment and other.......................         499                 442              377
                                               -------             -------          -------
                                                11,546              12,251           12,444
Accumulated depreciation..................      (2,363)             (2,386)          (2,504)
Allowance for credit losses ..............         (92)               (100)            (100)
                                               -------             -------          -------
Investments in operating leases, net......     $ 9,091             $ 9,765          $ 9,840
                                               =======             =======          =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                             March 31,       September 30,       March 31,
                                               1999               1998              1998
                                             ---------       -------------       ---------
                                                         (Dollars in Millions)
Commercial paper, net....................      $ 1,484             $ 2,546         $ 2,236
                                               -------             -------         -------
Other senior debt, due in the years
   ending September 30,:
   1998..................................            -                   -           1,484
   1999..................................          986               1,943           1,731
   2000..................................        3,003               2,521           2,395
   2001..................................        3,204               2,678           2,262
   2002..................................        2,517               2,689           2,551
   2003..................................        1,772               1,884             869
   Thereafter............................        4,117               3,223           2,453
                                               -------             -------         -------
                                                15,599              14,938          13,745
Unamortized premium......................           91                 113             116
                                               -------             -------         -------
   Total other senior debt...............       15,690              15,051          13,861
                                               -------             -------         -------
      Notes and loans payable............      $17,174             $17,597         $16,097
                                               =======             =======         =======

Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 28 days and 4.87%, respectively, at March 31, 1999. Short-term MTNs with original terms of one year or less, included in other senior debt, were $544 million at March 31, 1999. The weighted average interest rate on these short-term MTNs was 5.23% at March 31, 1999, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 5.05% at March 31, 1999, including the effect of derivative financial instruments. This rate has been calculated using rates in effect at March 31, 1999, some of which are floating rates that reset daily. Approximately 3% of other senior debt at March 31, 1999 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 5.36% at March 31, 1999. Approximately 40% of other senior debt at March 31, 1999 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 5.86% at March 31, 1999. TMCC manages interest rate risk via continuous adjustment of the mix of fixed and floating rate debt through use of interest rate swap agreements and option-based products.

Included in notes and loans payable at March 31, 1999 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $7.9 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at March 31, 1999. The receivables or payables arising as a result of the differences between the March 31, 1999 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in other receivables or accounts payable and accrued expenses, respectively, and in aggregate reflect a net payable position of $816 million at March 31, 1999.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Sale of Interests in Lease Finance Receivables
-------------------------------------------------------

TMCC maintains programs to sell retail receivables and interests in lease finance receivables through Toyota Motor Credit Receivables Corporation ("TMCRC") and Toyota Leasing, Inc. ("TLI"), limited purpose subsidiaries. During the six months ended March 31, 1999, TMCC sold interests in lease finance receivables totaling $782 million, as described below.

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

The pretax gain resulting from the sale of interests in lease finance receivables totaled approximately $5 million for the six months ended March 31, 1999, after providing an allowance for estimated credit and residual value losses. There were no sales during the six months ended March 31, 1998. Principal collections related to the lease receivables sold in the December 1998 and previous transactions were used to allocate additional vehicle lease contracts to the SUBI resulting in gains of approximately $1 million for the three months ended March 31, 1999 and 1998 and $1 million and $2 million for the six months ended March 31, 1999 and 1998, respectively.


Note 6 - Related Party Transactions
-----------------------------------

TMCC has an arrangement to borrow from and invest funds with Toyota Motor Sales, U.S.A., Inc. ("TMS" or "Parent") at short term market rates. For the six months ended March 31, 1999 and 1998, the highest amounts of funds, included in Receivable from Parent and Affiliate, invested with TMS were $2.0 billion and $273 million, respectively. Interest earned on these investments totaled $9 million and $1 million for the three months ended March 31, 1999 and 1998, respectively, and $25 million and $2 million for the six months ended March 31, 1999 and 1998, respectively.

At March 31, 1999, TMCC's intercompany loans receivable from Toyota Credit Canada Inc. ("TCCI"), an affiliate of the Company, totaled $201 million. Interest charged on these loans reflect current market rates and totaled
$5 million and $8 million for the three and six months ended March 31, 1999, respectively. In April 1999, TCCI re-paid the $201 million intercompany loans.


Note 7 - Commitments and Contingent Liabilities
-----------------------------------------------

As of March 31, 1999, TMCC has guaranteed payments of principal, interest and premiums, if any, on $128 million principal amount of bonds issued in connection with the manufacturing facilities of certain of its affiliates.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Segment Information
----------------------------

Financial results for the Company's operating segments are summarized below:

                                           Three Months Ended             Six Months Ended
                                                March 31,                     March 31,
                                           ------------------           --------------------
                                            1999        1998              1999        1998
                                           ------     -------           --------    --------
                                                        (Dollars in Millions)
Assets:

  Financing operations..............      $ 22,590    $ 21,237          $ 22,590    $ 21,237
  Insurance operations..............           649         506               649         506
  Eliminations/reclassifications....          (253)       (167)             (253)       (167)
                                          --------    --------          --------    --------
    Total assets....................      $ 22,986    $ 21,576          $ 22,986    $ 21,576
                                          ========    ========          ========    ========

Gross revenues:

  Financing operations..............      $    800    $    807          $  1,623    $  1,612
  Insurance operations..............            36          32                70          62
                                          --------    --------          --------    --------
    Total gross revenues............      $    836    $    839          $  1,693    $  1,674
                                          ========    ========          ========    ========

Net income:

  Financing operations..............      $     23    $     25          $     51    $     57
  Insurance operations..............             5           5                12          10
                                          --------    --------          --------    --------
    Total net income................      $     28    $     30          $     63    $     67
                                          ========    ========          ========    ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes TMCC's net income by operating segment for the three and six months ended March 31, 1999 and March 31, 1998:

                                           Three Months Ended       Six Months Ended
                                                March 31,               March 31,
                                           ------------------       ----------------
                                           1999          1998       1999        1998
                                           ----          ----       ----        ----
                                                      (Dollars in Millions)
Net income:
  Financing operations................      $23           $25        $51         $57
  Insurance operations................        5             5         12          10
                                            ---           ---        ---         ---
     Total net income.................      $28           $30        $63         $67
                                            ===           ===        ===         ===


Net income from financing operations decreased 8% and 11% for the quarter and six months ended March 31, 1999, respectively, as compared with the same periods in fiscal 1998 primarily due to increased provision for residual value losses as well as lower lease revenues reflecting sales of interests in lease finance receivables, higher operating and administrative expenses, partially offset by increased investment and other income, lower provision for credit losses and lower interest expense.

Net income from insurance operations increased 20% for the six months ended March 31, 1999, as compared with the same period in fiscal 1998, primarily due to increased underwriting profit from providing coverage under various agreements as well as higher investment income.

Earning Assets
--------------

The composition of TMCC's net earning assets (excluding retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the three and six months ended March 31, 1999 and March 31, 1998 are summarized below:


                                               March 31,    September 30,      March 31,
                                                 1999           1998             1998
                                               ---------    -------------      ---------
                                                         (Dollars in Millions)

Vehicle lease
 Investment in operating leases, net.....        $ 8,841          $ 9,559        $ 9,682
 Finance leases, net.....................          2,271            2,313          2,567
                                                  ------          -------        -------
Total vehicle leases.....................         11,112           11,872         12,249

Vehicle retail finance receivables, net..          8,143            7,834          6,352
Vehicle wholesale and other receivables..          2,259            1,800          1,960
Allowance for credit losses..............           (225)            (220)          (234)
                                                  ------          -------        -------
Total net earning assets.................        $21,289          $21,286        $20,327
                                                 =======          =======        =======


                                            Three Months Ended     Six Months Ended
                                                 March 31,             March 31,
                                            ------------------    ------------------
                                             1999        1998      1999        1998
                                            -------    -------    -------    -------
Total contract volume:
   Vehicle lease..........................   56,000     73,000    111,000    135,000
   Vehicle retail.........................   72,000     58,000    128,000    110,000
                                            -------    -------    -------    -------
Total.....................................  128,000    131,000    239,000    245,000
                                            =======    =======    =======    =======

TMS sponsored contract volume:
   Vehicle lease..........................   12,000     18,000     17,000     25,000
   Vehicle retail.........................   11,000      9,000     14,000     13,000
                                            -------    -------    -------    -------
Total.....................................   23,000     27,000     31,000     38,000
                                            =======    =======    =======    =======

Finance penetration (excluding fleet):
   Vehicle lease..........................    18.6%      28.7%      17.3%      25.1%
   Vehicle retail.........................    16.6%      14.0%      13.7%      12.4%
                                              -----      -----      -----      ----
Total.....................................    35.2%      42.7%      31.0%      37.5%
                                              =====      =====      =====      =====

TMCC's net earning assets totaled $21.3 billion at March 31, 1999 and September 30, 1998 and $20.3 billion at March 31, 1998. Asset growth from the prior year reflects primarily increased retail and wholesale earning assets, partially offset by a decline in lease earning assets primarily due to the sale of $2.4 billion of interests in lease finance receivables through lease securitization transactions. The allowance for credit losses increased slightly from September 30, 1998 on level earning assets and is deemed adequate to cover expected losses based on current and historical credit loss experience, portfolio composition and other factors.

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

TMCC's lease contract volume decreased for the quarter and six months ended March 31, 1999, as compared with the same periods in fiscal 1998 reflecting lower finance penetration due to changes in lease programs and the residual value setting policy, as well as lower levels of programs sponsored by TMS.

TMCC's retail contract volume increased for the quarter and six months ended March 31, 1999, as compared with the same periods in fiscal 1998 primarily due to higher finance penetration, as well as slightly higher levels of programs sponsored by TMS.

Net Financing Revenues and Other Revenues
-----------------------------------------

TMCC's net financing revenues decreased 5% for the quarter and six months ended March 31, 1999, as compared with the same periods in fiscal 1998 primarily due to increased provision for residual value losses, described below under Depreciation on Leases, substantially offset by increased retail revenues and lower interest expense. TMCC's continued use of the Titling Trust to purchase leases has caused a shift in the composition of earning assets from operating leases to finance receivables, as discussed earlier, and resulted in increased revenues from finance leases (until such interests in leases were sold in securitization transactions) and reduced operating lease revenues and depreciation on operating leases.

Insurance premiums earned and contract revenues increased 11% and 12% for the quarter and six months ended March 31, 1999, respectively, as compared with the same periods in fiscal 1998 due to higher underwriting revenues associated with in-force agreements.

The following table summarizes TMCC's investment and other income for the three and six months ended March 31, 1999 and March 31, 1998:

                                            Three Months Ended     Six Months Ended
                                                 March 31,             March 31,
                                            ------------------     ----------------
                                            1999          1998     1999        1998
                                            ----          ----     ----        ----
                                                      (Dollars in Millions)
Investment income......................      $ 9           $ 6      $19         $13
Servicing fee income...................       10             5       19          11
Gains on assets sold...................        1             1        6           2
                                            ----          ----     ----        ----
   Investment and other income.........      $20           $12      $44         $26
                                            ====          ====     ====        ====

Investment income increased 50% and 46% for the quarter and six months ended March 31, 1999, respectively, as compared with the same periods in fiscal 1998 primarily due to increased interest income.

Servicing fee income increased by $5 million and $8 million for the quarter and six months ended March 31, 1999, respectively, as compared with the same periods in fiscal 1998 due to growth in the combined balance of sold interests in lease finance and sold retail receivables.

Gains on assets sold increased by $4 million for the six months ended
March 31, 1999, as compared with the same period in fiscal 1998 reflecting the sale of interests in lease finance receivables, as described in Note 5 of the Notes to the Consolidated Financial Statements. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale, key assumptions used and current financial market conditions.

Depreciation on Leases
----------------------

The following table sets forth the items included in TMCC's depreciation on leases for the three and six months ended March 31, 1999 and 1998:

                                                      Three Months Ended     Six Months Ended
                                                           March 31,             March 31,
                                                      ------------------     ----------------
                                                      1999          1998     1999        1998
                                                      ----          ----     ----        ----
                                                                 (Dollars in Millions)

  Straight-line depreciation on operating leases...   $351          $378     $712        $762
  Provision for residual value losses..............     76            61      146          99
  Parent support for certain vehicle disposition
     losses........................................      -           (25)       -         (25)
                                                      ----          ----     ----        ----
     Total depreciation on leases..................   $427          $414     $858        $836
                                                      ====          ====     ====        ====

Straight-line depreciation expense decreased 7% for the quarter and six months ended March 31, 1999, as compared with the same periods in fiscal 1998 corresponding with a decline in average operating lease assets. As discussed earlier, the acquisition of leases by the Titling Trust has increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation expense.

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

Total unguaranteed residual values related to TMCC's vehicle lease portfolio declined from approximately $7.8 billion at September 30, 1998 to $7.2 billion at March 31, 1999 reflecting the acquisition of residual value insurance on an increasing number of leases in connection with the lease securitization program as well as sales of interests in lease finance receivables. In addition, TMCC entered into insurance policies in July 1998 with Gramercy Place Insurance Limited, a single purpose licensed Cayman Islands insurance company, to insure TMCC against specified potential losses in respect of the residual value risk associated with identified pools of retail closed end lease contracts which further reduced unguaranteed residual value levels.
TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors.

The increase in the provision for residual value losses for the quarter and six months ended March 31, 1999 as compared with the same periods in fiscal 1998 reflects higher off-lease vehicle return rates and a larger supply of vehicles coming off-lease resulting in higher total losses although the loss per vehicle has declined during the same period. The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 48% in the first six months of fiscal 1999 as compared to 36% for the same period in fiscal 1998. Losses at vehicle disposition increased $11 million and $33 million for the quarter and six months ended March 31, 1999, as compared with the same periods in fiscal 1998. TMCC believes that the increase in vehicle returns and losses is due in part to the impact of competitive pricing in the new vehicle market which has put continued pressure on late model Toyota and Lexus used vehicle prices. TMCC expects the large supply of vehicles coming off-lease to continue for the remainder of the fiscal year and that the full term return ratio will remain at or near current levels.

The Company has taken action to reduce vehicle disposition losses by developing strategies to increase dealer and lessee purchases of off-lease vehicles, expand marketing of off-lease vehicles through the internet and maximize proceeds on vehicles sold through auction. In addition, TMCC implemented a new residual value setting policy for new model year 1999 Toyota vehicles that separately calculates the residual value applicable to the base vehicle and the residual value applicable to certain specified optional accessories and optional equipment.

Under an arrangement with TMS, TMCC received Parent support for vehicle disposition losses in the last three quarters of fiscal 1998. During the first six months of fiscal 1999, the Company did not receive any Parent support for vehicle disposition losses. There are currently no plans for additional Parent support for vehicle disposition losses.

TMCC's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 39 months and 38 months at March 31, 1999 and 1998, respectively.


Interest Expense
----------------

Interest expense decreased 8% and 3% for the quarter and six months ended March 31, 1999, as compared with the same periods in fiscal 1998 primarily due to lower average cost of borrowings. The weighted average cost of borrowings was 5.36% and 5.88% for the six months ended March 31, 1999 and 1998, respectively.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 19% and 21% for the quarter and six months ended March 31, 1999, as compared with the same periods in fiscal 1998 reflecting primarily additional personnel and operating costs required to support TMCC's growing customer base and expanded customer service activities as well as costs in connection with technology upgrades and software modifications to address year 2000 issues.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses decreased 27% and 23% for the quarter and six months ended March 31, 1999, as compared with the same periods in fiscal 1998 reflecting improved credit loss experience and management's estimate that current reserve levels are adequate based on current credit loss levels, portfolio composition and other factors. TMCC has not significantly altered its underwriting standards during the first six months of fiscal 1999 as compared with the same period in fiscal 1998. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of March 31, 1999.

Net credit loss experience, excluding net losses on receivables sold subject to limited recourse provisions, for the three and six months ended March 31, 1999 and 1998, was as follows:


                                      Three Months Ended        Six Months Ended
                                           March 31,                March 31,
                                      ------------------        ----------------
                                      1999          1998        1999        1998
                                      -----        -----        -----      -----
                                                 (Dollars in Millions)
Gross Credit Losses.............       $ 29         $ 34         $ 56       $ 62
Recoveries......................         (4)          (4)          (9)        (7)
                                      -----        -----        -----      -----
Net Credit Losses...............       $ 25         $ 30         $ 47       $ 55
                                      =====        =====        =====      =====

Annualized Net Credit Losses
   as a % of Average Earning
   Assets.......................       .47%          .61%         .45%       .57%



The allowance for credit losses and the allowance for credit losses as a percent of net earning assets as of the balance sheet dates reported herein are summarized below:


                                 March 31,   September 30,   March 31,
                                   1999          1998          1998
                                 ---------   -------------   ---------
                                         (Dollars in Millions)

Allowance for Credit Losses.....      $225            $220        $234

Allowance for Credit Losses
   as a % of Earning Assets.....      1.05%           1.02%       1.14%


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

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.1 billion to $2.9 billion during the first six months of fiscal 1999, with an average outstanding balance of $1.9 billion. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.0 billion at March 31, 1999. No loans were outstanding under any of these bank credit facilities during the first six months of fiscal 1999. TMCC also maintains uncommitted, unsecured lines of credit with banks totaling $175 million, of which $100 million is maintained along with TMS. At March 31, 1999, TMCC had issued approximately $12 million in letters of credit, primarily related to the Company's insurance operations.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided TMCC with significant sources of funding. During the first six months of fiscal 1999, TMCC issued approximately $2.4 billion of domestic and euro MTNs and bonds all of which had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at March 31, 1999 ranged from one to eleven years. As of March 31, 1999, TMCC had total MTNs and bonds outstanding of $15.6 billion, of which $7.1 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTNs and other debt securities. At
April 30, 1999, approximately $2.2 billion was available for issuance under this registration statement. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's euro MTN program is $16.0 billion. Approximately $5.9 billion was available for issuance under the euro MTN program as of April 30, 1999. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital market that are not issued under its euro MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets. During the six months ended March 31, 1999, TMCC sold interests in lease finance receivables totaling $782 million as described in Note 5 of the Notes to the Consolidated Financial Statements. During the six months ended March 31, 1999, the number and principal amount of leases purchased by the Toyota Lease Trust in connection with TMCC's lease securitization program comprised a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio. However, until leases are included in a securitization transaction, they continue to be classified as finance receivables on TMCC's balance sheet.

On April 16, 1999, TMCC filed a shelf registration statement with the Securities and Exchange Commission relating to $1 million of asset-backed notes and certificates. TMCC anticipates increasing the amount registered to $2.5 billion prior to the effectiveness of the registration statement.

TMCC's ratio of earnings to fixed charges has remained relatively stable at
1.23 for the first six months of fiscal 1999 compared to 1.24 for the first six months of fiscal 1998.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first six months of fiscal 1999, cash used to purchase additional investments in operating leases and finance receivables, totaling $10.9 billion, was partially provided by the liquidation and sale of earning assets totaling $10.0 billion. Investing activities resulted in a net cash use of $1.1 billion during the first six months of fiscal 1999, as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets. Investing activities were also supported by net cash provided by operating activities totaling $1.2 billion during the first six months of fiscal 1999. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

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

Technical Infrastructure: Includes mainframe, distributed and PC systems, networks, and telecommunications. TMCC has completed the inventory of its technical infrastructure with the assessment phase expected to be completed by the second quarter of calendar year 1999. Testing of business critical components is expected to begin in the second quarter of calendar year 1999 with implementation expected by the third quarter of calendar year 1999.

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

External Compliance: Includes financial institutions, dealers, suppliers, trustees, underwriters and affiliates ("business partners"). Critical business partners have been identified and prioritized. Letters and surveys have been sent to business partners to assess the risk associated with those business partners' failure to remediate their own year 2000 issues. TMCC has completed the assessment phase of critical business partners. Testing of business critical systems with external business partners will continue through calendar year 1999.

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

Year 2000 Risks

The most reasonably likely worst case scenario with respect to the year 2000 issue is the failure of a business partner, particularly another financial institution, to be year 2000 compliant. Although TMCC does not currently anticipate that it will experience significant business disruptions as a result of year 2000 problems, there remains uncertainty in this area. The failure to achieve year 2000 compliance by energy and water utilities, governmental agencies or other private or public suppliers of general infrastructure could present substantial difficulties to TMCC's business operations in the affected geographic areas. The inability of TMCC, its external business partners or the public and private suppliers of general infrastructure to identify and timely resolve year 2000 problems could result in a significant adverse effect on the Company's operations and financial results, including an inability to collect receivables, pay obligations, process new business, raise capital and occupy facilities.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that TMCC expects the large supply of vehicles coming off-lease to continue for the remainder of the fiscal year and that the full term return ratio will remain at or near current levels; that allowances for credit losses are considered adequate to cover expected credit losses; the Company's continued use of MTNs and bonds in both the United States and the international capital markets; that the Company anticipates increasing the amount registered in the shelf registration statement relating to asset-backed notes and certificates; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet the Company's future funding requirements; that the Company's action plan for year 2000 compliance efforts will be carried out as described under Item 2 - "Year 2000 Date Conversion - Phases and - State of Readiness"; that the Company expects to complete its year 2000 compliance efforts on its critical systems on a timely basis; that the total estimated cost in connection with the year 2000 issue is not expected to exceed $20 million and is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources; that deferral of certain information technology projects is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources; that the risk to the Company with respect to year 2000 issues is as described under Item 2 - "Year 2000 Date Conversion - Year 2000 Risks"; that the Company's contingency plan to address year 2000 issues will be as described under Item 2 - "Year 2000 Date Conversion
- Year 2000 Contingency Plan" and completion of the Company's contingency plan relating to the year 2000 issue is expected by the third quarter of calendar year 1999; that TMCC does not anticipate non-performance by any of its counterparties; that TMCC believes that the new value-at-risk methodology will result in a more accurate measurement of the interest rate risk in the portfolio.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; increases in prevailing interest rates; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values and other factors that could cause an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; unanticipated problems or delays in the completion by the Company of its year 2000 action plan; failure of TMCC's business partners to timely resolve their year 2000 issues ; the failure of the Company to develop and implement an adequate contingency plan relating to year 2000 issues; increased costs associated with the Company's debt funding efforts; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements.

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

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at March 31, 1999 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at March 31, 1999 was $103 million on an aggregate notional amount of $24.7 billion. At March 31, 1999 approximately 90% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties.

Changes in interest rates may impact TMCC's future weighted average interest rate on outstanding debt as a result of floating rate liabilities. As of March 31, 1999, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .82% from 5.03% to an estimated 5.85% at March 31, 1999. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .97% from 5.03% to an estimated 4.06% at March 31, 1999.

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

During the quarter ended March 31, 1999, TMCC changed its value-at-risk methodology. The new methodology makes no assumptions about the distribution of interest rates; instead it relies on actual interest rate data. Four years of historical interest rate data is used to build a database of prediction errors in forward rates for a one month holding period. These prediction errors are then applied randomly to current forward rates through a Monte Carlo process to simulate 500 potential future yield curves. The portfolio is then re-priced with these curves to develop a distribution of future portfolio values. Options in the portfolio are priced with current market implied volatilities and the simulated yield curves using the Black Scholes method. The lowest portfolio value at the 95% confidence interval is compared with the current portfolio value to derive the value-at-risk number. The prior method used two years of historical interest rate volatilities, simulated only 100 potential future yield curves using a stratified random sampling methodology and assumed that changes in interest rates are lognormally distributed. Since the new model makes no assumptions about the distribution of interest rates but instead uses the actual historical distribution of interest rates along with an increased number of simulations, TMCC believes that the new methodology will result in a more accurate measurement of the interest rate risk in the portfolio.

The value-at-risk and the average value-at-risk of TMCC's portfolio as of March 31, 1999 and for the six months ended March 31, 1999, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates under the new and old method are as follows:


                                                                 Average for the
                                                 As of          Six Months Ended
New Method:                                  March 31, 1999      March 31, 1999
                                           -----------------   ------------------
Mean portfolio value.....................    $3,890.0 million     $3,530.0 million
Value-at-risk............................       $79.1 million        $58.1 million
Percentage of the mean portfolio value...         2.0%                 1.7%
Confidence level.........................        95.0%                95.0%


                                                                 Average for the
                                                 As of          Six Months Ended
Old Method:                                  March 31, 1999      March 31, 1999
                                           -----------------   ------------------
Mean portfolio value.....................    $3,890.0 million     $3,530.0 million
Value-at-risk............................       $58.2 million        $42.9 million
Percentage of the mean portfolio value...         1.5%                 1.2%
Confidence level.........................        95.0%                95.0%


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


A reconciliation of the activity of TMCC's derivative financial instruments for the six months ended March 31, 1999 and 1998 is as follows:

                                                   Six Months Ended March 31,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  1999    1998    1999    1998    1999    1998    1999    1998
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $9.0    $6.5    $7.3    $6.3    $6.3    $5.6    $0.8    $2.4

Add:
   New agreements...............     -     2.1     3.2     0.3     0.9     1.4     0.5     0.2

Less:

   Terminated agreements........     -       -     0.3       -       -       -       -       -
   Expired agreements...........   0.3     0.8     1.8     1.1     0.7     1.1     0.2     0.3
                                  ----    ----    ----    ----    ----    ----    ----    ----
Ending notional amount..........  $8.7    $7.8    $8.4    $5.5    $6.5    $5.9    $1.1    $2.3
                                  ====    ====    ====    ====    ====    ====    ====    ====


Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and six-month periods ended
March 31, 1999 and 1998, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 14, 1999 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various claims and actions are pending against TMCC and its subsidiaries with respect to financing and insurance activities, taxes and other matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of March 31, 1999 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits

          The exhibits listed on the accompanying Exhibit Index, on page 29, are filed as part of this report.

          (b)   Reports on Form 8-K

          There were no reports on Form 8-K filed by the registrant during the quarter ended March 31, 1999.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   May 14, 1999                      By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                     George E. Borst
                                                Senior Vice President and
                                                     General Manager
                                              (Principal Executive Officer)



Date:   May 14, 1999                      By     /S/ GREGORY B. WILLIS
                                             -------------------------------
                                                     Gregory B. Willis
                                                      Vice President
                                                Finance and Administration
                                              (Principal Accounting Officer)

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