Form 10-Q
period 1999-06-30
TOYOTA MOTOR CREDIT CORP
filed 1999-08-13
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1999
                                     -------------
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

          As of July 31, 1999, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                  June 30,      September 30,       June 30,
                                                    1999            1998              1998
                                                ------------    -------------     ------------
                                                (Unaudited)                        (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................           $   184          $   156          $   152
Investments in marketable securities......               439              435              379
Finance receivables, net..................            13,508           11,521           11,390
Investments in operating leases, net......             8,795            9,765            9,775
Receivable from Parent and Affiliate......               207              512               83
Other receivables.........................               218              304              144
Deferred charges..........................               133              167              179
Other assets..............................               223              266              260
Income taxes receivable...................                 -               99                8
                                                     -------          -------          -------

         Total Assets.....................           $23,707          $23,225          $22,370
                                                     =======          =======          =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................           $17,565          $17,597          $16,932
Accrued interest..........................               122              176              145
Accounts payable and accrued expenses.....             1,432              995            1,291
Deposits..................................               213              240              240
Income taxes payable......................                77                -                -
Deferred income...........................               606              607              555
Deferred income taxes.....................             1,350            1,379            1,020
                                                     -------          -------          -------
      Total Liabilities...................            21,365           20,994           20,183
                                                     -------          -------          -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; 91,500
      issued and outstanding).............               915              915              915
   Retained earnings......................             1,405            1,303            1,258
   Accumulated other comprehensive
      income..............................                22               13               14
                                                     -------          -------          -------
      Total Shareholder's Equity..........             2,342            2,231            2,187
                                                     -------          -------          -------
         Total Liabilities and
         Shareholder's Equity.............           $23,707          $23,225          $22,370
                                                     =======          =======          =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                              Three Months Ended    Nine Months Ended
                                                   June 30,             June 30,
                                              ------------------    -----------------
                                               1999        1998      1999       1998
                                              ------      ------    ------     ------
                                                             (Unaudited)

Financing Revenues:

   Leasing.................................   $  591      $  647    $1,810     $1,941
   Retail financing........................      169         138       492        394
   Wholesale and other dealer financing....       28          27        77         73
                                              ------      ------    ------     ------

Total financing revenues...................      788         812     2,379      2,408

   Depreciation on leases..................      410         423     1,268      1,259
   Interest expense........................      230         249       690        722
                                              ------      ------    ------     ------


Net financing revenues.....................      148         140       421        427

Insurance premiums earned and contract
   revenues................................       31          28        89         80


Investment and other income................       18          13        62         39
                                              ------       -----    ------     ------

Net financing revenues and other revenues..      197         181       572        546
                                              ------      ------    ------     ------

Expenses:

   Operating and administrative............       94          81       272        228
   Provision for credit losses.............       20          31        79        108
   Insurance losses and loss adjustment
      expenses.............................       15          14        45         39
                                              ------      ------    ------     ------

Total expenses.............................      129         126       396        375
                                              ------      ------    ------     ------

Income before income taxes.................       68          55       176        171

Provision for income taxes.................       29          23        74         72
                                              ------      ------    ------     ------

Net Income.................................   $   39      $   32    $  102     $   99
                                              ======      ======    ======     ======



       See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                         Accumulated
                                                           Other
                                    Capital  Retained  Comprehensive
                                     Stock   Earnings      Income       Total
                                    -------  --------  -------------   -------

Balance at September 30, 1997....    $  915   $ 1,159    $        7     $2,081
                                     ------   -------    ----------     ------

Net income for the nine months
   ended June 30, 1998...........         -        99             -         99

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             7          7
                                     ------  --------    ----------     ------
Total Comprehensive Income                -        99             7        106
                                     ------  --------    ----------     ------


Balance at June 30, 1998.........    $  915   $ 1,258    $       14     $2,187
                                     ======   =======    ==========     ======




Balance at September 30, 1998....    $  915   $ 1,303    $       13     $2,231
                                     ------   -------    ----------     ------

Net income for the nine months
   ended June 30, 1999...........         -       102             -        102

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             9          9
                                     ------  --------    ----------     ------
Total Comprehensive Income                -       102             9        111
                                     ------  --------    ----------     ------


Balance at June 30, 1999.........    $  915   $ 1,405    $       22     $2,342
                                     ======   =======    ==========     ======





See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                  Nine Months Ended June 30,
                                                                  --------------------------
                                                                   1999                1998
                                                                  ------              ------
                                                                          (Unaudited)
Cash flows from operating activities:

   Net income............................................         $  102              $   99
                                                                  ------              ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization...................          1,301               1,356
         Provision for credit losses.....................             79                 108
         Gain from sale of finance receivables, net......             (9)                 (2)
         Decrease (increase) in other assets.............            314                (118)
         Decrease in accrued interest....................            (54)                (68)
        (Decrease) increase in deferred income taxes.....            (36)                 66
         Increase in other liabilities...................            121                  22
                                                                  ------              ------
   Total adjustments.....................................          1,716               1,364
                                                                  ------              ------

Net cash provided by operating activities................          1,818               1,463
                                                                  ------              ------

Cash flows from investing activities:

   Addition to investments in marketable securities......           (551)               (523)
   Disposition of investments in marketable securities...            561                 486
   Purchase of finance receivables.......................        (14,949)            (13,722)
   Liquidation of finance receivables....................         11,836              10,008
   Proceeds from sale of finance receivables.............          1,022                 663
   Addition to investments in operating leases...........         (2,613)             (3,228)
   Disposition of investments in operating leases........          2,351               2,400
   Change in receivable from Parent and Affiliate........             71                  71
                                                                  ------              ------

Net cash used in investing activities....................         (2,272)             (3,845)
                                                                  ------              ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.....          4,546               4,776
   Payments on notes and loans payable...................         (3,689)             (3,171)
   Net (decrease) increase in commercial paper with
      original maturities less than 90 days..............           (375)                752
                                                                  ------              ------

Net cash provided by financing activities................            482               2,357
                                                                  ------              ------


Net increase (decrease) in cash and cash equivalents.....             28                 (25)

Cash and cash equivalents at the beginning of the period.            156                 177
                                                                  ------              ------

Cash and cash equivalents at the end of the period.......         $  184              $  152
                                                                  ======              ======

Supplemental disclosures:

   Interest paid.........................................         $  762              $  765
   Income taxes paid.....................................         $   17              $    5


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

Information pertaining to the three and nine months ended June 30, 1999 and 1998 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of those expected for any other interim period or for a full year. Certain June 1998 accounts have been reclassified to conform with the June 1999 and September 1998 presentation.

Toyota Credit Argentina S.A. ("TCA") was incorporated in September 1998 and commenced business operations in December 1998. TCA provides retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. TCA is owned 85% by Toyota Motor Corporation ("TMC") and 15% by Toyota Motor Credit Corporation ("TMCC" or the "Company"). As of June 30, 1999 TMCC's investment in TCA totaled $2 million and is accounted for using the cost method.

Banco Toyota do Brasil ("BTB") was incorporated in January 1999 and commenced business operations in June 1999. BTB provides retail, wholesale and upon commencement of operations of a related subsidiary, lease financing to authorized Toyota vehicle dealers and their customers in Brazil. BTB is owned 85% by TMC and 15% by TMCC. As of June 30, 1999 TMCC's investment in BTB totaled $1 million and is accounted for using the cost method.

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                             June 30,     September 30,       June 30,
                                               1999           1998              1998
                                             --------     -------------       --------
                                                       (Dollars in Millions)

Retail...................................     $ 9,579           $ 8,395        $ 7,582
Finance leases...........................       3,361             2,856          3,380
Wholesale and other dealer loans.........       1,511             1,099          1,359
                                              -------           -------        -------
                                               14,451            12,350         12,321
Unearned income..........................        (795)             (709)          (798)
Allowance for credit losses..............        (148)             (120)          (133)
                                              -------           -------        -------
   Finance receivables, net..............     $13,508           $11,521        $11,390
                                              =======           =======        =======

Finance leases included estimated unguaranteed residual values of $715 million, $679 million and $802 million at June 30, 1999, September 30, 1998 and June 30, 1998, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $19 million, $16 million and $16 million at June 30, 1999, September 30, 1998 and June 30, 1998, respectively.


Note 3 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                             June 30,     September 30,       June 30,
                                               1999           1998              1998
                                             --------     -------------       --------
                                                       (Dollars in Millions)

Vehicles.................................     $10,606           $11,809        $11,919
Equipment and other......................         524               442            410
                                              -------           -------        -------
                                               11,130            12,251         12,329
Accumulated depreciation.................      (2,255)           (2,386)        (2,454)
Allowance for credit losses .............         (80)             (100)          (100)
                                              -------           -------        -------
Investments in operating leases, net.....     $ 8,795           $ 9,765        $ 9,775
                                              =======           =======        =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                              June 30,       September 30,        June 30,
                                                1999              1998              1998
                                              --------       -------------        --------
                                                         (Dollars in Millions)
Commercial paper, net....................      $ 1,765             $ 2,546         $ 2,382
                                               -------             -------         -------
Other senior debt, due in the years
   ending September 30,:
   1998..................................            -                   -             664
   1999..................................          885               1,943           1,736
   2000..................................        2,948               2,521           2,424
   2001..................................        3,188               2,678           2,245
   2002..................................        2,471               2,689           2,578
   2003..................................        1,739               1,884           1,855
   Thereafter............................        4,480               3,223           2,925
                                               -------             -------         -------
                                                15,711              14,938          14,427
Unamortized premium......................           89                 113             123
                                               -------             -------         -------
   Total other senior debt...............       15,800              15,051          14,550
                                               -------             -------         -------
      Notes and loans payable............      $17,565             $17,597         $16,932
                                               =======             =======         =======

Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 14 days and 4.99%, respectively, at June 30, 1999. Short-term MTNs with original terms of one year or less, included in other senior debt, were $544 million at June 30, 1999. The weighted average interest rate on these short-term MTNs was 5.01% at June 30, 1999, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 5.13% at June 30, 1999, including the effect of derivative financial instruments. This rate has been calculated using rates in effect at June 30, 1999, substantially all of which are floating rates that reset periodically. Approximately 40% of other senior debt at June 30, 1999 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 5.81% at June 30, 1999. TMCC manages interest rate risk via continuous adjustment of the mix of fixed and floating rate debt through use of interest rate swap agreements and option-based products.

Included in notes and loans payable at June 30, 1999 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $7.7 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at June 30, 1999. The receivables or payables arising as a result of the differences between the June 30, 1999 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in other receivables or accounts payable and accrued expenses, respectively, and in aggregate reflect a net payable position of $1.0 billion at June 30, 1999.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Sale of Retail Receivables and Interests in Lease Finance Receivables
------------------------------------------------------------------------------

TMCC maintains programs to sell retail receivables and interests in lease finance receivables through Toyota Motor Credit Receivables Corporation ("TMCRC") and Toyota Leasing, Inc. ("TLI"), limited purpose subsidiaries. During the nine months ended June 30, 1999, TMCC sold interests in lease finance receivables totaling $782 million, as described below.

TMCC holds an undivided trust interest ("UTI") in leases held in a titling trust established by TMCC. In December 1998, TMCC identified certain leases included in the UTI to be allocated to a separate portfolio represented by a Special Unit of Beneficial Interest ("SUBI") totaling $782 million. TMCC then sold the SUBI to TLI which in turn contributed substantially all of the SUBI to a trust. TMCC continues to act as servicer for all assets represented by the UTI and the SUBI and is paid a servicing fee. TLI retains subordinated interests in the excess cash flows of these transactions, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. None of the lease assets represented by the SUBI or the restricted assets are available to satisfy any obligations of TMCC.

The pretax gain resulting from the sale of interests in lease finance receivables totaled approximately $5 million for the nine months ended June 30, 1999, after providing an allowance for estimated credit and residual value losses. Principal collections related to the lease receivables sold in the December 1998 and previous transactions were used to allocate additional vehicle lease contracts to the SUBI resulting in gains of approximately
$5 million for the three months ended June 30, 1999 and $6 million and $2 million for the nine months ended June 30, 1999 and 1998, respectively. During the quarter ended June 30, 1999, TMCC exercised its option to purchase the outstanding receivables sold in the July 1996 retail transaction resulting in a $2 million loss. In addition, in July 1999, TMCC sold retail receivables totaling $962 million.


Note 6 - Related Party Transactions
-----------------------------------

TMCC has an arrangement to borrow from and invest funds with Toyota Motor Sales, U.S.A., Inc. ("TMS" or "Parent") at short term market rates. For the nine months ended June 30, 1999 and 1998, the highest amounts of funds, included in Receivable from Parent and Affiliate, invested with TMS were $2.0 billion and $273 million, respectively. Interest earned on these investments totaled $4 million and $1 million for the three months ended June 30, 1999 and 1998, respectively, and $29 million and $3 million for the nine months ended June 30, 1999 and 1998, respectively.

In April 1999, Toyota Credit Canada Inc. ("TCCI"), an affiliate of the Company, re-paid $201 million in intercompany loans. Interest charged on these loans reflected market rates and totaled $8 million for the nine months ended
June 30, 1999.


Note 7 - Commitments and Contingent Liabilities
-----------------------------------------------

As of June 30, 1999, TMCC has guaranteed payments of principal, interest and premiums, if any, on $128 million principal amount of bonds issued in connection with the manufacturing facilities of certain of its affiliates. Effective July 1999, TMCC authorized the guarantee of up to $50 million of the debt of TCA, of which $30 million has been guaranteed as of July 31, 1999.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Segment Information
----------------------------

Financial results for the Company's operating segments are summarized below:

                                           Three Months Ended            Nine Months Ended
                                                June 30,                      June 30,
                                           ------------------           --------------------
                                            1999        1998             1999          1998
                                           -------    -------           --------    --------
                                                        (Dollars in Millions)
Assets:

  Financing operations..............      $ 23,296    $ 22,012          $ 23,296    $ 22,012
  Insurance operations..............           680         558               680         558
  Eliminations/reclassifications....          (269)       (200)             (269)       (200)
                                          --------    --------          --------    --------
    Total assets....................      $ 23,707    $ 22,370          $ 23,707    $ 22,370
                                          ========    ========          ========    ========

Gross revenues:

  Financing operations..............      $    803    $    821          $  2,426    $  2,433
  Insurance operations..............            34          32               104          94
                                          --------    --------          --------    --------
    Total gross revenues............      $    837    $    853          $  2,530    $  2,527
                                          ========    ========          ========    ========

Net income:

  Financing operations..............      $     36    $     27          $     87    $     84
  Insurance operations..............             3           5                15          15
                                          --------    --------          --------    --------
    Total net income................      $     39    $     32          $    102    $     99
                                          ========    ========          ========    ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes TMCC's net income by operating segment for the three and nine months ended June 30, 1999 and June 30, 1998:

                                           Three Months Ended       Nine Months Ended
                                                June 30,                 June 30,
                                           ------------------       -----------------
                                           1999          1998       1999         1998
                                           ----          ----       ----         ----
                                                      (Dollars in Millions)
Net income:
  Financing operations................      $36           $27       $ 87         $ 84
  Insurance operations................        3             5         15           15
                                            ---           ---       ----          ---
     Total net income.................      $39           $32       $102          $99
                                            ===           ===       ====          ===


Net income from financing operations increased 33% for the quarter ended June 30, 1999, as compared with the same period in fiscal 1998 primarily due to lower interest expense, lower depreciation on leases, lower provision for credit losses and increased investment and other income, offset by lower financing revenues and higher operating and administrative expenses.

Net income from financing operations increased 4% for the nine months ended June 30, 1999, as compared with the same period in fiscal 1999 primarily due to lower interest expense, lower provision for credit losses and increased investment and other income, substantially offset by higher operating and administrative expenses, lower financing revenues and increased depreciation on leases.

Net income from insurance operations decreased 40% for the quarter ended
June 30, 1999, as compared with the same period in fiscal 1998, primarily due to decreased gains on sales of investments.

Earning Assets
--------------

The composition of TMCC's net earning assets (excluding retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the three and nine months ended June 30, 1999 and June 30, 1998 are summarized below:


                                             June 30,    September 30,       June 30,
                                               1999          1998              1998
                                            ---------    -------------      ---------
                                                      (Dollars in Millions)

Vehicle lease
 Investment in operating leases, net.....     $ 8,513          $ 9,559        $ 9,591
 Finance leases, net.....................       2,731            2,313          2,739
                                               ------          -------        -------
Total vehicle leases.....................      11,244           11,872         12,330

Vehicle retail finance receivables, net..       8,909            7,834          7,024
Vehicle wholesale and other receivables..       2,378            1,800          2,044
Allowance for credit losses..............        (228)            (220)          (233)
                                               ------          -------        -------
Total net earning assets.................     $22,303          $21,286        $21,165
                                              =======          =======        =======



                                            Three Months Ended     Nine Months Ended
                                                 June 30,               June 30,
                                            ------------------    -------------------
                                             1999        1998      1999         1998
                                            -------    -------    -------     -------
Total contract volume:
   Vehicle lease.........................    65,000     87,000    176,000     222,000
   Vehicle retail........................    92,000     78,000    220,000     188,000
                                            -------    -------    -------     -------
Total....................................   157,000    165,000    396,000     410,000
                                            =======    =======    =======     =======

TMS sponsored contract volume:
   Vehicle lease.........................    20,000     52,000     37,000      77,000
   Vehicle retail........................    12,000     28,000     26,000      41,000
                                            -------    -------    -------     -------
Total....................................    32,000     80,000     63,000     118,000
                                            =======    =======    =======     =======

Finance penetration (excluding fleet):
   Vehicle lease.........................     17.4%      25.9%      17.4%       25.4%
   Vehicle retail........................     16.6%      16.6%      14.7%       14.1%
                                              -----      -----      -----       ----
Total....................................     34.0%      42.5%      32.1%       39.5%
                                              =====      =====      =====       =====

TMCC's net earning assets increased to $22.3 billion at June 30, 1999 from $21.3 billion at September 30, 1998 and $21.2 billion at June 30, 1998. Asset growth from the prior year reflects primarily increased retail and wholesale earning assets, partially offset by a decline in lease earning assets primarily due to the sale of $1.9 billion of interests in lease finance receivables through lease securitization transactions. The increase in net earning assets for the nine months ended June 30, 1999 reflects primarily increased retail and wholesale earning assets, partially offset by a decline in lease earning assets primarily due to the sale of $782 million of interests in lease finance receivables. The allowance for credit losses increased slightly from September 30, 1998 reflecting asset growth and is deemed adequate to cover expected losses based on current and historical credit loss experience, portfolio composition and other factors.

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

TMCC's lease contract volume decreased for the quarter and nine months ended June 30, 1999, as compared with the same periods in fiscal 1998 reflecting lower finance penetration due to changes in lease programs and the residual value setting policy, as well as lower levels of programs sponsored by TMS.

TMCC's retail contract volume increased for the quarter and nine months ended June 30, 1999, as compared with the same periods in fiscal 1998 primarily due to higher finance penetration on strong sales of Toyota and Lexus vehicles.

Net Financing Revenues and Other Revenues
-----------------------------------------

TMCC's net financing revenues increased 6% for the quarter ended June 30, 1999, as compared with the same period in fiscal 1998 primarily due to increased retail revenue, lower interest expense and lower depreciation on leases, described below under Depreciation on Leases, substantially offset by lower lease revenues. Net financing revenues decreased 1% for the nine months ended June 30, 1999, as compared with the same period in fiscal 1998 primarily due to lower lease revenues, substantially offset by increased retail revenues and lower interest expense. TMCC's continued use of the Titling Trust to purchase leases has caused a shift in the composition of earning assets from operating leases to finance receivables, as discussed earlier, and resulted in increased revenues from finance leases (until such interests in leases were sold in securitization transactions) and reduced operating lease revenues and depreciation on operating leases.

Insurance premiums earned and contract revenues increased 11% for the quarter and nine months ended June 30, 1999, as compared with the same periods in fiscal 1998 due to higher underwriting revenues associated with in-force agreements.

The following table summarizes TMCC's investment and other income for the three and nine months ended June 30, 1999 and June 30, 1998:

                                            Three Months Ended     Nine Months Ended
                                                 June 30,               June 30,
                                            ------------------     -----------------
                                            1999          1998     1999         1998
                                            ----          ----     ----         ----
                                                      (Dollars in Millions)
Servicing fee income...................      $ 9           $ 7      $28          $18
Investment income......................        6             6       25           19
Gains on assets sold...................        3             -        9            2
                                            ----          ----     ----         ----
   Investment and other income.........      $18           $13      $62          $39
                                            ====          ====     ====         ====

Servicing fee income increased 29% and 56% for the quarter and nine months ended June 30, 1999, respectively, as compared with the same periods in fiscal 1998 due to growth in the combined balance of sold interests in lease finance and sold retail receivables.

Investment income increased 32% for the nine months ended June 30, 1999, as compared with the same period in fiscal 1998 primarily due to increased gains on sales of investments and interest income.

Gains on assets sold increased by $3 million and $7 million for the quarter and nine months ended June 30, 1999, respectively, as compared with the same periods in fiscal 1998 reflecting the sale of interests in lease finance receivables, as described in Note 5 of the Notes to the Consolidated Financial Statements. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale, key assumptions used and current financial market conditions.

Depreciation on Leases
----------------------

The following table sets forth the items included in TMCC's depreciation on leases for the three and nine months ended June 30, 1999 and 1998:

                                                      Three Months Ended      Nine Months Ended
                                                           June 30,                June 30,
                                                      ------------------     -------------------
                                                      1999          1998     1999           1998
                                                      ----          ----     ------       ------
                                                                 (Dollars in Millions)

  Straight-line depreciation on operating leases...   $338          $371     $1,050       $1,133
  Provision for residual value losses..............     72            80        218          179
  Parent support for certain vehicle disposition
     losses........................................      -           (28)         -          (53)
                                                      ----          ----     ------       ------
     Total depreciation on leases..................   $410          $423     $1,268       $1,259
                                                      ====          ====     ======       ======

Straight-line depreciation expense decreased 9% and 7% for the quarter and nine months ended June 30, 1999, respectively, as compared with the same periods in fiscal 1998 corresponding with a decline in average operating lease assets. As discussed earlier, the acquisition of leases by the Titling Trust has increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation expense.

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

Total unguaranteed residual values related to TMCC's vehicle lease portfolio declined from approximately $7.8 billion at September 30, 1998 to $7.0 billion at June 30, 1999 reflecting the acquisition of residual value insurance on an increasing number of leases in connection with the lease securitization program as well as sales of interests in lease finance receivables. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors.

The decrease in the provision for residual value losses for the quarter ended June 30, 1999 as compared with the same period in fiscal 1998 reflects management's estimate that current reserve levels are considered adequate to cover expected losses at vehicle disposition as of June 30, 1999. The increase in the provision for residual value losses for the nine months ended June 30, 1999 as compared with the same period in fiscal 1998 reflects higher off-lease vehicle return rates and a larger supply of vehicles coming off-lease resulting in higher total losses although the loss per vehicle has declined during the same period. The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 47% in the first nine months of fiscal 1999 as compared to 39% for the same period in fiscal 1998. Losses at vehicle disposition increased $5 million and $38 million for the quarter and nine months ended June 30, 1999, respectively, as compared with the same periods in fiscal 1998. TMCC believes that the increase in vehicle returns and losses is due in part to the impact of competitive pricing in the new vehicle market which has put continued pressure on late model Toyota and Lexus used vehicle prices. TMCC expects the large supply of vehicles coming off-lease to continue for at least the remainder of the fiscal year and that the full term return ratio will remain at or near current levels.

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

Under an arrangement with TMS, TMCC received Parent support for vehicle disposition losses in the last three quarters of fiscal 1998. During the first nine months of fiscal 1999, the Company did not receive any Parent support for vehicle disposition losses. There are currently no plans for additional Parent support for vehicle disposition losses.

TMCC's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 39 months and 38 months at June 30, 1999 and 1998, respectively.


Interest Expense
----------------

Interest expense decreased 8% and 4% for the quarter and nine months ended June 30, 1999, respectively, as compared with the same periods in fiscal 1998 primarily due to lower average cost of borrowings, partially offset by an increase in average debt outstanding. The weighted average cost of borrowings was 5.30% and 5.87% for the nine months ended June 30, 1999 and 1998, respectively.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 16% and 19% for the quarter and nine months ended June 30, 1999, respectively, as compared with the same periods in fiscal 1998 reflecting primarily additional personnel and operating costs required to support TMCC's growing customer base and expanded customer service activities as well as costs in connection with technology upgrades and software modifications to address year 2000 issues.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses decreased 35% and 27% for the quarter and nine months ended June 30, 1999, respectively, as compared with the same periods in fiscal 1998 reflecting improved credit loss experience and management's estimate that current reserve levels are adequate based on current credit loss levels, portfolio composition and other factors. TMCC has not significantly altered its underwriting standards during the first nine months of fiscal 1999 as compared with the same period in fiscal 1998. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of June 30, 1999.

Net credit loss experience, excluding net losses on receivables sold subject to limited recourse provisions, for the three and nine months ended June 30, 1999 and 1998, was as follows:


                                      Three Months Ended        Nine Months Ended
                                           June 30,                  June 30,
                                      ------------------        -----------------
                                      1999          1998        1999         1998
                                      -----        -----        -----       -----
                                                 (Dollars in Millions)
Gross Credit Losses.............       $ 23         $ 30         $ 79        $ 92
Recoveries......................         (4)          (4)         (13)        (11)
                                      -----        -----        -----       -----
Net Credit Losses...............       $ 19         $ 26         $ 66        $ 81
                                      =====        =====        =====       =====

Annualized Net Credit Losses
   as a % of Average Earning
   Assets.......................       .35%          .50%         .41%       .54%



The allowance for credit losses and the allowance for credit losses as a percent of earning assets as of the balance sheet dates reported herein are summarized below:


                                  June 30,   September 30,    June 30,
                                    1999         1998           1998
                                  --------   -------------    --------
                                         (Dollars in Millions)

Allowance for Credit Losses.....      $228            $220        $233

Allowance for Credit Losses
   as a % of Earning Assets.....      1.01%           1.02%       1.09%


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

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.1 billion to $2.9 billion during the first nine months of fiscal 1999, with an average outstanding balance of $1.8 billion. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.0 billion at June 30, 1999. No loans were outstanding under any of these bank credit facilities during the first nine months of fiscal 1999. TMCC also maintains uncommitted, unsecured lines of credit with banks totaling $175 million, of which $100 million is maintained along with TMS. At June 30, 1999, TMCC had issued approximately $12 million in letters of credit.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided TMCC with significant sources of funding. During the first nine months of fiscal 1999, TMCC issued approximately $2.8 billion of domestic and euro MTNs and bonds all of which had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at June 30, 1999 ranged from one to eleven years. As of June 30, 1999, TMCC had total MTNs and bonds outstanding of $15.5 billion, of which $6.7 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTNs and other debt securities. At
July 31, 1999, approximately $1.9 billion was available for issuance under this registration statement. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's euro MTN program is $16.0 billion. Approximately $6.0 billion was available for issuance under the euro MTN program as of July 31, 1999 of which the Company has committed to issue approximately $457 million. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital market that are not issued under its euro MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets. During the nine months ended June 30, 1999, TMCC sold interests in lease finance receivables totaling $782 million as described in Note 5 of the Notes to the Consolidated Financial Statements. During the nine months ended June 30, 1999, the number and principal amount of leases purchased by the Toyota Lease Trust in connection with TMCC's lease securitization program comprised a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio. However, until leases are included in a securitization transaction, they continue to be classified as finance receivables on TMCC's balance sheet. In addition, TMCC maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests in, retail receivables. In July 1999, TMCC sold retail receivables totaling $962 million in connection with securities issued under the shelf registration statement.
As of July 31, 1999, $1.5 billion remained available for issuance under the registration statement.

TMCC's ratio of earnings to fixed charges has remained relatively stable at
1.25 for the first nine months of fiscal 1999 compared to 1.24 for the first nine months of fiscal 1998.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first nine months of fiscal 1999, cash used to purchase additional finance receivables and investments in operating leases, totaling $17.5 billion, was partially provided by the liquidation and sale of earning assets totaling $15.2 billion.
Investing activities resulted in a net cash use of $2.3 billion during the first nine months of fiscal 1999, as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets.
Investing activities were also supported by net cash provided by operating and financing activities totaling $1.8 billion and $482 million, respectively, during the first nine months of fiscal 1999. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

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

Desktop Systems: Includes commercial off-the-shelf software as well as custom developed applications. TMCC has substantially completed the inventory and assessment of these systems and related software applications. Remediation and testing of business critical custom developed systems is underway with implementation expected by the third quarter of calendar year 1999. Replacement of non-compliant off-the-shelf software applications is expected by the third quarter of calendar year 1999.

Technical Infrastructure: Includes mainframe, distributed and PC systems, networks, and telecommunications. TMCC has completed the inventory and assessment phases of its technical infrastructure. Testing of business critical components has begun and implementation is expected by the third quarter of calendar year 1999.

Embedded Systems: Includes non-information technology systems described above. TMCC has completed the inventory, assessment and implementation phases for embedded systems at its owned facilities. With respect to embedded systems located at facilities leased by TMCC, TMCC is presently in the assessment phase and has contacted the property managers and/or owners regarding the year 2000 status of the facilities. TMCC is establishing contingency plans for coping with problems that may arise from embedded systems in leased facilities that are not year 2000 compliant.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that residual value reserve levels are considered adequate to cover expected losses at vehicle disposition; that TMCC expects the large supply of vehicles coming off-lease to continue for at least the remainder of the fiscal year and that the full term return ratio will remain at or near current levels; that allowances for credit losses are considered adequate to cover expected credit losses; the Company's continued use of MTNs and bonds in both the United States and the international capital markets; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and asset-backed securitization transactions will provide sufficient liquidity to meet the Company's future funding requirements; that the Company's action plan for year 2000 compliance efforts will be carried out as described under Item 2 - "Year 2000 Date Conversion - Phases and - State of Readiness"; that the Company expects to complete its year 2000 compliance efforts on its critical systems on a timely basis; that the total estimated cost in connection with the year 2000 issue is not expected to exceed
$20 million and is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources; that deferral of certain information technology projects is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources; that the risk to the Company with respect to year 2000 issues is as described under Item 2 - "Year 2000 Date Conversion - Year 2000 Risks"; that the Company's contingency plan to address year 2000 issues will be as described under Item 2 - "Year 2000 Date Conversion - Year 2000 Contingency Plan" and completion of the Company's contingency plan relating to the year 2000 issue is expected by the third quarter of calendar year 1999; that TMCC does not anticipate non-performance by any of its counterparties; that TMCC believes that the new value-at-risk methodology will result in a more accurate measurement of the interest rate risk in the portfolio.

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

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as either components of earnings or accumulated other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not determined the impact that adoption of this standard will have on its consolidated financial statements. The Company plans to adopt SFAS No. 133 by October 1, 2000, as required.

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

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at June 30, 1999 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at June 30, 1999 was $28 million on an aggregate notional amount of $25.3 billion. At June 30, 1999 approximately 89% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties.

Changes in interest rates may impact TMCC's future weighted average interest rate on outstanding debt as a result of floating rate liabilities. As of June 30, 1999, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .62% from 5.14% to an estimated 5.76% at June 30, 1999. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .54% from 5.14% to an estimated 4.60% at June 30, 1999.

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

During the quarter ended March 31, 1999, TMCC changed its value-at-risk methodology. The new methodology makes no assumptions about the distribution of interest rates; instead it relies on actual interest rate data. Four years of historical interest rate data is used to build a database of prediction errors in forward rates for a one month holding period. These prediction errors are then applied randomly to current forward rates through a Monte Carlo process to simulate 500 potential future yield curves. The portfolio is then re-priced with these curves to develop a distribution of future portfolio values. Options in the portfolio are priced with current market implied volatilities and the simulated yield curves using the Black Scholes method. The lowest portfolio value at the 95% confidence interval is compared with the current portfolio value to derive the value-at-risk number. The previous method used two years of historical interest rate volatilities, simulated only 100 potential future yield curves using a stratified random sampling methodology and assumed that changes in interest rates are lognormally distributed. Since the new model makes no assumptions about the distribution of interest rates but instead uses the actual historical distribution of interest rates along with an increased number of simulations, TMCC believes that the new methodology will result in a more accurate measurement of the interest rate risk in the portfolio.

The value-at-risk and the average value-at-risk of TMCC's portfolio as of June 30, 1999 and for the nine months ended June 30, 1999, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates under the new and old method are as follows:


                                                                 Average for the
                                                 As of          Nine Months Ended
New Method:                                  June 30, 1999        June 30, 1999
                                           -----------------   -------------------
Mean portfolio value.....................   $3,550.0 million      $3,600.0 million
Value-at-risk............................      $92.7 million         $66.7 million
Percentage of the mean portfolio value...        2.6%                  1.9%
Confidence level.........................       95.0%                 95.0%


                                                                 Average for the
                                                 As of          Nine Months Ended
Old Method:                                  June 30, 1999        June 30, 1999
                                           -----------------   -------------------
Mean portfolio value.....................   $3,550.0 million      $3,600.0 million
Value-at-risk............................      $70.0 million         $51.1 million
Percentage of the mean portfolio value...        2.0%                  1.4%
Confidence level.........................       95.0%                 95.0%


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


A reconciliation of the activity of TMCC's derivative financial instruments for the nine months ended June 30, 1999 and 1998 is as follows:

                                                   Nine Months Ended June 30,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  1999    1998    1999    1998    1999    1998    1999    1998
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $9.0    $6.5    $7.3    $6.3    $6.3    $5.6    $0.8    $2.4

Add:
   New agreements...............     -     3.5     4.0     1.3     1.8     2.1     0.6     0.1

Less:

   Terminated agreements........     -       -     0.3       -       -       -       -       -
   Expired agreements...........   0.6     0.9     2.0     1.6     1.4     1.2     0.3     0.4
                                  ----    ----    ----    ----    ----    ----    ----    ----
Ending notional amount..........  $8.4    $9.1    $9.0    $6.0    $6.7    $6.5    $1.1    $2.1
                                  ====    ====    ====    ====    ====    ====    ====    ====


Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and nine-month periods ended
June 30, 1999 and 1998, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 13, 1999 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various claims and actions are pending against TMCC and its subsidiaries with respect to financing and insurance activities, taxes and other matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of June 30, 1999 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.


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

          (b)   Reports on Form 8-K

          There were no reports on Form 8-K filed by the registrant during the quarter ended June 30, 1999.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   August 13, 1999                   By     /S/ MICHAEL DEADERICK
                                             ---------------------------------
                                                     Michael Deaderick
                                             Group Vice President - Operations



Date:   August 13, 1999                   By     /S/ GREGORY B. WILLIS
                                             -------------------------------
                                                     Gregory B. Willis
                                                      Vice President
                                                Finance and Administration
                                              (Principal Accounting Officer)

                               EXHIBIT INDEX


Exhibit                                                              Method
Number                           Description                        of Filing
-------                          -----------                        ---------

  10.1       Amendment No. 3 to Operating Agreement dated            Filed
             June 1, 1999 between TMCC, TMS and TMMNA               Herewith

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