Form 10-K
period 1999-09-30
TOYOTA MOTOR CREDIT CORP
filed 1999-12-20
CIK 834071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended  September 30, 1999
                                ------------------
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

          As of November 30, 1999, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                                    PART I

ITEM 1.   BUSINESS.

General

Toyota Motor Credit Corporation ("TMCC") is a wholly-owned subsidiary of Toyota Motor Sales, USA, Inc. ("TMS") and was incorporated in California in 1982 and commenced operations in 1983. TMCC provides retail leasing, retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii)and the Commonwealth of Puerto Rico. TMCC has four wholly-owned subsidiaries, one of which is engaged in the insurance business, one limited purpose subsidiary formed primarily to acquire and securitize retail finance receivables, one limited purpose subsidiary formed primarily to acquire and securitize lease finance receivables and one subsidiary which provides retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle dealers and their customers in the Commonwealth of Puerto Rico. TMCC does business as Toyota Motor Credit Corporation and Lexus Financial Services and markets products under the service mark "Toyota Financial Services". TMCC and its wholly-owned subsidiaries are collectively referred to as the "Company".

Toyota Credit Argentina S.A. ("TCA") provides retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. As of December 13, 1999, TMCC owns a 33% interest in TCA. Banco Toyota do Brasil ("BTB") provides retail and lease financing to authorized Toyota vehicle dealers and their customers in Brazil. BTB is owned 15% by TMCC. The remaining interests in TCA and BTB are owned by Toyota Motor Corporation ("TMC"), the ultimate parent of TMCC and TMS.

The Company's earnings are primarily impacted by the level of average earning assets, comprised primarily of investments in finance receivables and operating leases, and asset yields as well as outstanding borrowings and the cost of funds. The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles in the United States. Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, changes in pricing of imported units due to currency fluctuations, or other events, could impact the level of finance and insurance operations of the Company. To date, the level of the Company's operations has not been restricted by the level of sales of Toyota and Lexus vehicles.

An operating agreement between TMCC, TMS and Toyota Motor Manufacturing North America, Inc. ("TMMNA") (the "Operating Agreement"), provides that TMCC will establish its own financing rates and is under no obligation to TMS to finance wholesale obligations from any dealers or retail obligations of any customers. In addition, pursuant to the Operating Agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default. The Operating Agreement also specifies that TMS will retain 100% ownership of TMCC as long as TMCC has any funded debt outstanding and that TMS and TMMNA will make necessary equity contributions or provide other financial assistance deemed appropriate to ensure that TMCC maintains a minimum coverage on fixed charges of 1.10 times such fixed charges in any fiscal quarter. Under the Operating Agreement, all loans by TMS and TMMNA to TMCC must be subordinated to all other indebtedness of TMCC. The Operating Agreement does not constitute a guarantee by TMS or TMMNA of any obligations of TMCC. The fixed charge coverage provision of the Operating Agreement is solely for the benefit of the holders of TMCC's commercial paper and extendible commercial notes, and the Operating Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TMCC obligations.

Retail Leasing

TMCC purchases primarily new vehicle lease contracts originated by Toyota and Lexus dealers. Lease contracts purchased must first meet TMCC's credit standards after which TMCC assumes ownership of the leased vehicles and is generally permitted to take possession of vehicles upon lessee default. TMCC is responsible for contract collection and administration during the lease period and for the value of the vehicle at lease maturity if the vehicle is not purchased by the lessee or dealer. Off-lease vehicles returned to TMCC are sold through a network of auction sites located throughout the United States as well as through the internet. TMCC requires lessees to carry fire, theft, collision and liability insurance on leased vehicles covering the interests of both TMCC and the lessee. Leasing revenues contributed 76%, 80% and 83% to total financing revenues for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

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

Retail Financing

TMCC purchases primarily new and used vehicle installment contracts from Toyota and Lexus dealers. Certain of the used vehicle contracts purchased by TMCC are "Certified" Toyota and Lexus used vehicle contracts which relate to vehicles purchased by dealers, reconditioned and certified to meet certain Toyota and Lexus standards, and sold or leased with an extended warranty from the manufacturer. Installment contracts purchased must first meet TMCC's credit standards and thereafter TMCC retains responsibility for contract collection and administration. TMCC acquires security interests in the vehicles financed and generally can repossess vehicles if customers fail to meet contract obligations. Substantially all of TMCC's retail financings are non-recourse which relieves the dealers from financial responsibility in the event of repossession. TMCC requires retail financing customers to carry fire, theft and collision insurance on financed vehicles covering the interests of both TMCC and the customer. Retail financing revenues contributed 21%, 17% and 14% to total financing revenues for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

TMS has historically and continues to sponsor special lease and retail programs by subsidizing below market lease and retail contract rates.

A summary of vehicle retail leasing and financing activity follows:

                                      Years Ended September 30,
                           ------------------------------------------------
                             1999      1998      1997      1996      1995
                           --------  --------  --------  --------  --------
Contract volume:
   Lease................    249,000   312,000   262,000   276,000   179,000
   Retail...............    333,000   282,000   247,000   229,000   170,000
                            -------   -------   -------   -------   -------
      Total.............    582,000   594,000   509,000   505,000   349,000
                            =======   =======   =======   =======   =======
Average amount financed:
   Lease................    $24,700   $24,600   $24,200   $23,300   $24,800
   Retail...............    $17,600   $17,100   $16,500   $16,200   $15,100

Outstanding portfolio at
   period end ($Millions):
      Lease.............    $11,605   $11,872   $11,622   $11,917    $9,305
      Retail............     $8,916    $7,834    $5,866    $5,105    $4,489
      Number of accounts  1,234,188 1,193,000 1,061,000 1,069,000   946,000


Retail receivables and interests in lease finance receivables sold, totaling $4.1 billion as of September 30, 1999 and $3.3 billion as of September 30, 1998, which TMCC continues to service, are excluded from the outstanding portfolio amounts in the above table.

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

A summary of vehicle wholesale financing activity follows:

                                         Years Ended September 30,
                              ------------------------------------------------
                                1999      1998      1997      1996      1995
                              --------  --------  --------  --------  --------
Dealer loans ($Millions).....  $11,093    $9,802    $8,573    $8,017    $7,626
Dealer repayments ($Millions)  $10,983    $9,600    $8,684    $8,221    $7,444
Outstanding portfolio at
   period end ($Millions)....     $855      $746      $563      $668      $886
Average amount financed
   per vehicle...............  $22,120   $21,562   $20,695   $19,926   $18,999

TMCC also makes term loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements. These loans are typically secured with liens on real estate, other dealership assets and/or personal guarantees of the dealers. Wholesale and other dealer financing revenues contributed 3% to total financing revenues for each of the fiscal years ended September 30, 1999, 1998 and 1997.

Insurance

The principal activities of TMCC's insurance subsidiary, Toyota Motor Insurance Services, Inc. ("TMIS"), include marketing, underwriting, claims administration and providing certain coverages related to vehicle service agreements and contractual liability agreements sold by or through Toyota and Lexus vehicle dealers and affiliates to customers. In addition, TMIS insures and reinsures certain TMS and TMCC risks. Income before income taxes from insurance operations contributed 13%, 16% and 12% to total income before income taxes for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

Servicing

TMCC remains as servicer on accounts included in its asset-backed securitization transactions and is paid a servicing fee.

Funding

Funding to support the Company's level of earning assets is provided by access to the capital markets as well as earning asset liquidations and funds provided by operating activities. Capital market funding has generally been in the form of commercial paper, extendible commercial notes, domestic and euro medium-term notes and bonds and transactions through the Company's asset-backed securitization programs.

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

Employee Relations

At November 30, 1999, the Company had approximately 2,873 full-time employees. The Company considers its employee relations to be good.

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

TMS' corporate headquarters is located in Torrance, California. TMS has port facilities, regional sales offices and parts distribution centers located throughout the United States. Toyota vehicles are distributed in the United States in twelve regional sales areas, ten of which are operated by or through TMS and two which are serviced by private distributors who purchase vehicles directly from TMS and distribute to Toyota dealers within their respective regions. For the year ended September 30, 1999, these private distributors, Gulf States Toyota, Inc. of Houston, Texas and Southeast Toyota Distributors, Inc. of Deerfield Beach, Florida, accounted for approximately 30% of the Toyota vehicles sold in the United States (excluding Hawaii). Lexus vehicles are directly distributed by TMS to Lexus dealers throughout the United States (excluding Hawaii).

For the year ended September 30, 1999, TMS sold approximately 1,465,000 automobiles and light trucks in the United States (excluding Hawaii), of which approximately 980,500 were manufactured in the United States; TMS exported approximately 34,800 automobiles. TMS' sales represented approximately 31% of TMC's worldwide sales volume for the year ended March 31, 1999. For the years ended September 30, 1999 and 1998, Toyota and Lexus vehicles accounted for approximately 8.7% and 8.4%, respectively, of all retail automobile and light truck unit sales volume in the United States.

Total revenues for TMS for the fiscal years ended September 30, 1999, 1998 and 1997, aggregated approximately $36.5 billion, $32.6 billion and $28.8 billion, respectively, of which approximately $33.1 billion, $29.2 billion, and $25.3 billion, respectively, were attributable to revenues other than those associated with financial services. At September 30, 1999, 1998 and 1997, TMS had total assets of approximately $29 billion, $27.4 billion, and $23.6 billion, respectively. TMS had net worth in excess of $4.1 billion and net income in excess of $225 million for each of the fiscal years ended September 30, 1999, 1998 and 1997.

TMS and TMMNA are wholly-owned subsidiaries of Toyota Motor North America, Inc. ("TMA"), a holding company owned 100% by TMC. TMMNA is the holding company for all manufacturing operations in the United States and coordinates and supports numerous manufacturing related administrative functions. Total revenues for TMMNA for the fiscal years ended September 30, 1999 and 1998, aggregated approximately $13.7 billion and $11.9 billion, respectively, all of which was attributable to revenues other than those associated with financial services. At September 30, 1999 and 1998, TMMNA had total assets of approximately $4.7 billion and $4.2 billion respectively. TMMNA had net worth in excess of $2.4 billion and net income in excess of $100 million for the fiscal years ended September 30, 1999 and 1998.

ITEM 2.   PROPERTIES.

The headquarters of the Company for both finance and insurance operations is located in Torrance, California. In addition, as of November 30, 1999, the finance operation has four regional offices and 33 branch offices in cities throughout the United States and one branch office in the Commonwealth of Puerto Rico. The insurance operation has six regional sales offices; five of these premises are shared with the finance operation's branch offices. A finance and insurance service center is located in Cedar Rapids, Iowa. All premises are occupied under lease.

ITEM 3.   LEGAL PROCEEDINGS.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of September 30, 1999 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.

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

ITEM 6.   SELECTED FINANCIAL DATA.

                                           Years Ended September 30,
                                  -------------------------------------------
                                   1999     1998     1997     1996     1995
                                  -------  -------  -------  -------  -------
                                              (Dollars in Millions)
INCOME STATEMENT DATA

Financing Revenues:

Leasing.......................... $ 2,397  $ 2,595  $ 2,730  $ 2,448  $ 1,904
Retail financing.................     665      547      446      415      431
Wholesale and other
   dealer financing..............     103       98       89      109      121
                                  -------  -------  -------  -------  -------
Total financing revenues.........   3,165    3,240    3,265    2,972    2,456

Depreciation on leases...........   1,664    1,681    1,781    1,620    1,232
Interest expense.................     940      994      918      820      716
                                  -------  -------  -------  -------  -------
Net financing revenues...........     561      565      566      532      508

Insurance premiums earned and
   contract revenues.............     122      112       97       86       76

Investment and other income......      69       79       66       41       30
                                  -------  -------  -------  -------  -------
Net financing revenues
   and other revenues............     752      756      729      659      614
                                  -------  -------  -------  -------  -------
Expenses:

Operating and administrative.....     376      323      259      235      207
Provision for credit losses......      83      127      136      115       66
Insurance losses and loss
   adjustment expenses...........      63       55       51       49       41
                                  -------  -------  -------  -------  -------
Total expenses...................     522      505      446      399      314
                                  -------  -------  -------  -------  -------

Income before income taxes.......     230      251      283      260      300

Provision for income taxes.......      98      107      121      108      117
                                  -------  -------  -------  -------  -------
Net Income....................... $   132  $   144  $   162  $   152  $   183
                                  =======  =======  =======  =======  =======

Ratio of earnings to
   fixed charges.................    1.24     1.25     1.31     1.32     1.42


BALANCE SHEET DATA

Finance receivables, net......... $13,856  $11,521   $8,452   $7,474   $7,227
Investments in operating
  leases, net.................... $ 8,605  $ 9,765  $10,257  $10,831   $8,148
Total assets..................... $24,578  $23,225  $19,830  $19,309  $16,225
Notes and loans payable.......... $18,565  $17,597  $14,745  $15,014  $12,696
Capital stock....................    $915     $915     $915     $915     $865
Retained earnings................  $1,435   $1,303   $1,159     $997     $844


Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes TMCC's net income by business segment for the fiscal years ended September 30, 1999, 1998 and 1997:

                                             Years Ended September 30,
                                             -------------------------
                                             1999       1998      1997
                                             ----       ----      ----
                                               (Dollars in Millions)
Net income:
  Financing operations................       $113       $119      $142
  Insurance operations................         19         25        20
                                             ----       ----      ----
     Total net income.................       $132       $144      $162
                                             ====       ====      ====


Net income from financing operations decreased 5% in fiscal 1999, primarily due to lower financing revenues and higher operating and administrative expenses, substantially offset by lower interest expense, lower provision for credit losses and lower depreciation on leases. The decrease in fiscal 1998 financing operations net income from fiscal 1997 reflects increased provision for residual value losses as well as higher operating and administrative expenses, partially offset by increased investment and other income and lower provision for credit losses.

Net income from insurance operations decreased 24% in fiscal 1999, primarily due to higher operating and administrative expenses and lower investment income. The increase in fiscal 1998 net income reflects increased underwriting profit from providing coverage under various agreements as well as higher investment income.

Earning Assets
--------------

The composition of TMCC's net earning assets (which excludes retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the years ended September 30, 1999, 1998, and 1997 are summarized below:

                                                      September 30,
                                               ---------------------------
                                                1999      1998      1997
                                               -------   -------   -------
                                                  (Dollars in Millions)

Vehicle lease
  Investment in operating leases, net........  $ 8,290   $ 9,559   $10,124
  Finance leases, net........................    3,315     2,313     1,498
                                               -------   -------   -------
Total vehicle leases.........................   11,605    11,872    11,622

Vehicle retail finance receivables, net......    8,916     7,834     5,866
Vehicle wholesale and other receivables......    2,142     1,800     1,434
Allowance for credit losses..................     (202)     (220)     (213)
                                               -------   -------   -------
Total net earning assets.....................  $22,461   $21,286   $18,709
                                               =======   =======   =======


                                                Years Ended September 30,
                                               ---------------------------
                                                1999      1998      1997
                                               -------   -------   -------
Total contract volume:
   Vehicle lease.............................  249,000   312,000   262,000
   Vehicle retail............................  333,000   282,000   247,000
                                               -------   -------   -------
Total........................................  582,000   594,000   509,000
                                               =======   =======   =======

TMS sponsored contract volume:
   Vehicle lease.............................   96,000   170,000    72,000
   Vehicle retail............................   46,000    80,000    17,000
                                               -------   -------   -------
Total........................................  142,000   250,000    89,000
                                               =======   =======   =======

Used contract volume:
   Vehicle lease.............................    6,000     7,000     6,000
   Vehicle retail............................  112,000    94,000   103,000
                                               -------   -------   -------
Total........................................  118,000   101,000   109,000
                                               =======   =======   =======

Finance penetration (excluding fleet):
   Vehicle lease.............................    17.7%     25.3%     23.2%
   Vehicle retail............................    16.0%     15.7%     13.0%
                                               -------   -------   -------
Total........................................    33.7%     41.0%     36.2%
                                               =======   =======   =======

TMCC's net earning assets as of September 30, 1999 increased from September 30, 1998 due to growth in retail and wholesale earning assets, partially offset by a decline in lease earning assets. The increase in retail earning assets was primarily due to higher retail contract volume, partially offset by the sale of $989 million of retail finance receivables. Wholesale earning assets increased from September 30, 1998 primarily due to higher dealer inventories. The decrease in lease earning assets was primarily due to lower lease contract volume and the sale of $780 million of interests in lease finance receivables. The decrease in allowance for credit losses reflects improved loss experience and is deemed adequate to cover expected losses based on current and historical loss experience, portfolio composition and other factors.

TMCC's net earning assets as of September 30, 1998 increased from September 30, 1997 primarily due to growth in lease, retail and wholesale earning assets attributable to higher volume, partially offset by the sale of $1.6 billion of interests in lease finance receivables.

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as a lessor and to hold title to leased vehicles in specified states. The value of the lease contracts purchased by the Titling Trust in fiscal 1999 and 1998 represented approximately 41% and 40%, respectively, of all lease contracts purchased by both TMCC and the Titling Trust. TMCC holds an undivided trust interest in lease contracts owned by the Titling Trust, and such lease contracts are included in TMCC's lease assets, until such time as the beneficial interests in such contracts are transferred in connection with a securitization transaction. Substantially all leases owned by the Titling Trust are classified as finance receivables due to certain residual value insurance arrangements in place with respect to such leases, while leases of similar nature originated outside of the Titling Trust are classified as operating leases. The continued acquisition of leases by the Titling Trust has changed the composition of earning assets resulting in an increasing mix of finance receivables relative to operating lease assets due to the classification differences described above.

TMS sponsors special lease and retail programs which subsidize reduced monthly payments on certain Toyota and Lexus new vehicles and Toyota industrial equipment to qualified lease and retail customers. Support amounts received from TMS in connection with these programs approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease and retail installment contract terms. The level of sponsored program activity varies based on TMS marketing strategies, and revenues earned vary based on the mix of Toyota and Lexus vehicles, timing of programs and the level of support provided. TMCC's revenues earned from TMS sponsored special lease and retail contracts outstanding totaled $126 million, $142 million and $174 million for fiscal years 1999, 1998 and 1997, respectively.

TMCC's lease contract volume for the year ended September 30, 1999 declined from 1998 reflecting lower finance penetration due to changes in lease programs and the residual value setting policy, as well as lower levels of programs sponsored by TMS.

TMCC's retail contract volume for the year ended September 30, 1999 increased from 1998 levels despite reduced TMS sponsored programs due to competitive pricing and the strong sales of Toyota and Lexus vehicles.

Higher contract volume in 1998 compared to 1997 was primarily due to strong sales of Toyota and Lexus vehicles as well as higher levels of programs sponsored by TMS.

Net Financing Revenue and Other Revenues
----------------------------------------

TMCC's net financing revenues decreased slightly in fiscal 1999 primarily due to lower leasing revenues, offset by lower interest expense and increased retail and wholesale revenues. TMCC's continued use of the Titling Trust to purchase leases has caused a shift in the composition of earning assets from operating leases to finance receivables, as discussed earlier, and resulted in increased revenues from finance leases (until such interests in leases were sold in a securitization transaction) and reduced operating lease revenues and depreciation on operating leases. The decrease in fiscal 1998 net financing revenues reflects increased provision for residual value losses as well as increased interest expense, partially offset by increased retail and wholesale revenues.

Insurance premiums earned and contract revenues increased 9% and 15% in fiscal 1999 and 1998, respectively, due to higher underwriting revenues associated with in-force agreements.

The following table summarizes TMCC's investment and other income for the fiscal years ended September 30, 1999, 1998 and 1997:

                                                         Years Ended September 30,
                                                        --------------------------
                                                        1999       1998       1997
                                                        ----       ----       ----
                                                           (Dollars in Millions)
Investment income...................................    $ 34       $ 32       $ 30
Servicing fee income................................      39         26         13
Gains on assets sold................................      15         21         23
Asset impairment....................................     (19)         -          -
                                                        ----       ----       ----
   Investment and other income......................    $ 69       $ 79       $ 66
                                                        ====       ====       ====

The decrease in investment and other income from fiscal 1998 to fiscal 1999 is primarily due to the impairment of an asset retained in the fiscal 1997 sale of interests in lease finance receivables, as well as lower gains on assets sold, partially offset by higher servicing income. The increase in investment and other income from fiscal 1997 to fiscal 1998 reflects primarily higher levels of servicing fee income from accounts included in the Company's asset-backed securitization programs. Servicing fee income increased 50% and 100% in fiscal 1999 and 1998, respectively, due to growth in the combined balance of sold interests in lease finance and sold retail receivables.

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

Depreciation on Leases
----------------------
The following table sets forth the items included in TMCC's depreciation on leases for the years ended September 30, 1999, 1998 and 1997:


                                                             September 30,
                                                      ---------------------------
                                                       1999      1998       1997
                                                      ------    ------     ------
                                                         (Dollars in Millions)

  Straight-line depreciation on operating leases....  $1,378    $1,501     $1,649
  Provision for residual value losses...............     286       260        132
  Parent support for certain vehicle disposition
      losses........................................       -       (80)         -
                                                      ------    ------     ------
  Total depreciation on leases......................  $1,664    $1,681     $1,781
                                                      ======    ======     ======

Straight-line depreciation expense decreased 8% and 9% for fiscal 1999 and 1998, respectively, corresponding with a decline in average operating lease assets. As discussed earlier, the acquisition of leases by the Titling Trust has increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation on operating leases.

TMCC is subject to residual value risk in connection with its lease portfolio. TMCC's residual value exposure is a function of the number of off-lease vehicles returned for disposition and any shortfall between the net disposition proceeds and the estimated unguaranteed residual values on returned vehicles. If the market value of a leased vehicle at contract termination is less than its contract residual value, the vehicle is more likely to be returned to TMCC. A higher rate of vehicle returns exposes TMCC to a risk of higher aggregate losses.

Total unguaranteed residual values related to TMCC's vehicle lease portfolio declined from approximately $7.6 billion at September 30, 1998 to $6.5 billion at September 30, 1999 reflecting the acquisition of residual value insurance on an increasing number of leases in connection with the lease securitization program as well as sales of interests in lease finance receivables. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors.

The increase in the provision for residual value losses in fiscal 1999 reflects higher off-lease vehicle return rates and a larger supply of vehicles coming off-lease resulting in higher total losses although the loss per vehicle has declined during the same period. The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 47% for fiscal 1999 as compared to 40% and 18% for fiscal 1998 and 1997, respectively. Losses at vehicle disposition increased $42 million and $118 million during fiscal 1999 and fiscal 1998, respectively, although per unit residual value loss rates have improved for fiscal 1999 as compared with fiscal 1998. TMCC believes that industry-wide record levels of incentives on new vehicles and a large supply of late model off-lease vehicles have put downward pressure on used car prices. In addition, TMCC's increased vehicle return rates and losses reflect the impact of competitive new vehicle pricing for core Toyota and Lexus models. Return rates and losses may also be affected by the amount and types of accessories or installed optional equipment included in leased vehicles. Although vehicle loss rates are typically the result of a combination of factors, to the extent certain types of optional equipment depreciate more quickly than the value of the base vehicle, leased vehicles having a greater portion of their manufacturer's suggested retail price attributable to such optional equipment will experience relatively higher levels of loss. TMCC expects the large supply of vehicles coming off-lease to continue through fiscal 2000 and that the full term return ratio and losses will remain at or near current levels.

The Company has taken action to reduce vehicle disposition losses by developing strategies to increase dealer and lessee purchases of off-lease vehicles, expanding marketing of off-lease vehicles through the internet and maximizing proceeds on vehicles sold through auction. In addition, TMCC implemented a new residual value setting policy for new model year 1999 Toyota vehicles that separately calculates the residual value applicable to the base vehicle and the residual value applicable to certain specified optional accessories and optional equipment.

Under an arrangement with TMS, TMCC received Parent support for vehicle disposition losses in the last three quarters of fiscal 1998. During fiscal 1999, the Company did not receive any Parent support for vehicle disposition losses and there are currently no plans for such support in fiscal 2000.

TMCC's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 38 months and 40 months at September 30, 1999 and 1998, respectively.

Interest Expense
----------------

Interest expense decreased 5% in fiscal 1999 compared with fiscal 1998 primarily due to lower average cost of borrowings, partially offset by an increase in average debt outstanding. Interest expense increased 8% in fiscal 1998 reflecting higher average debt outstanding, slightly offset by a decline in the average cost of borrowings. The weighted average cost of borrowings was 5.34%, 5.85% and 5.87% for the years ended September 30, 1999, 1998 and 1997, respectively.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 16% and 25% in fiscal 1999 and 1998, respectively. The increases reflect primarily additional personnel and operating costs required to support TMCC's growing customer base, growth in the Company's insurance operations, as well as costs in connection with technology upgrades and software modifications to address year 2000 issues. TMCC anticipates continued growth in operating and administrative expenses reflecting costs associated with portfolio growth and technology initiatives.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses decreased 35% and 7% during fiscal 1999 and 1998, respectively, reflecting management's estimate that current reserve levels are adequate based on improved credit loss experience, portfolio composition and other factors. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of September 30, 1999.

In fiscal 1999, TMCC pilot tested an expanded tiered pricing program for retail vehicle contracts. The objective of the expanded program is to better match customer risk with contract rates charged to allow profitable purchases of a wider range of risk levels. A national roll-out of the expanded tiered pricing program for both retail and lease vehicle contracts is planned for fiscal 2000. Implementation of this expanded program may result in both increased contract yields and increased credit losses in connection with purchases of higher risk contracts.

An analysis of credit losses and the related allowance follows, excluding net losses on receivables sold subject to limited recourse provisions:

                                          Years ended September 30,
                                    ------------------------------------
                                    1999    1998    1997    1996    1995
                                    ----    ----    ----    ----    ----
                                            (Dollars in Millions)
Allowance for credit losses
   at beginning of period.........  $220    $213    $203    $171    $164
Provision for credit losses.......    83     127     136     115      66
Charge-offs.......................  (104)   (120)   (116)    (81)    (63)
Recoveries........................    17      17      12      12      12
Other Adjustments.................   (14)    (17)    (22)    (14)     (8)
                                    ----    ----    ----    ----    ----
Allowance for credit losses
   at end of period...............  $202    $220    $213    $203    $171
                                    ====    ====    ====    ====    ====

Allowance for credit losses
   as a percent of gross
   earning assets.................   0.89%   1.02%   1.13%   1.10%   1.10%

Net credit losses as a percent
   of average earning assets......   .40%    .51%    .55%    .41%    .34%

Aggregate balances at end of
   period for lease rentals
   and installments 60
   or more days past due..........   $35     $30     $30     $29     $20

Aggregate balances at end of
   period for lease rentals
   and installments 60 or more
   days past due as a percent
   of net investments in operating
   leases and gross receivables
   outstanding....................   .15%    .14%    .15%    .15%    .12%


LIQUIDITY AND CAPITAL RESOURCES

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities as well as transactions through the Company's asset-backed securitization programs. Debt issuances have generally been in the form of commercial paper, and domestic and euro medium-term notes ("MTNs") and bonds. On occasion, this funding has been supplemented by loans and equity contributions from TMS. During FY 1999, TMCC began issuing extendible commercial notes ("ECNs") which have an initial maturity period of up to ninety days, subject to an extension for up to a maximum term of three hundred and ninety days at the option of the Company.

Commercial paper and ECN issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.1 billion to $2.9 billion during fiscal 1999, with an average outstanding balance of $1.7 billion. The outstanding balance of ECNs at September 30, 1999 totaled $146 million. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks, which aggregated $2.7 billion at September 30, 1999. No loans were outstanding under any of these bank credit facilities during fiscal 1999. TMCC also maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling
$175 million. At September 30, 1999, TMCC had issued approximately $13 million in letters of credit.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided TMCC with significant sources of funding. During fiscal 1999, TMCC issued approximately $4.0 billion of domestic and euro MTNs and bonds all of which had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at September 30, 1999 ranged from one to eleven years. As of September 30, 1999, TMCC had total MTNs and bonds outstanding of $16.9 billion, of which $7.6 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTNs and other debt securities. At November 30, 1999, approximately $0.6 billion was available for issuance under this registration statement. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's euro MTN program is $16.0 billion. Approximately $6.0 billion was available for issuance under the euro MTN program as of November 30, 1999. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. The Company has filed a new shelf registration statement with the SEC covering debt securities in a principal amount equal to $1.0 billion to be used for both MTN issuances and underwritten offerings. The Company expects to increase the amount registered to $4.5 billion prior to effectiveness. In addition, TMCC may issue bonds in the domestic and international capital markets that are not issued under its MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets as described in Note 7 to the Consolidated Financial Statements. During the year ended September 30, 1999, TMCC sold interests in lease finance receivables totaling $780 million. During fiscal 1999, the number and principal amount of leases purchased by the Toyota Lease Trust in connection with TMCC's lease securitization program comprised a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio. However, until leases are included in a securitization transaction, they continue to be classified as finance receivables on TMCC's balance sheet. In addition, TMCC maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests, in retail receivables. During the year ended September 30, 1999, TMCC sold retail receivables totaling $989 million in connection with securities issued under the shelf registration statement. As of November 30, 1999, $1.5 billion remained available for issuance under the registration statement.

TMCC's ratio of earnings to fixed charges was 1.24, 1.25 and 1.31 in the years ended September 30, 1999, 1998, and 1997, respectively. TMCC believes that the decline in the ratio has not affected its ability to maintain liquidity or access to outside funding sources.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation and sale of earning assets, totaling $21.0 billion and $19.1 billion during fiscal 1999 and 1998, respectively, was used to purchase additional investments in operating leases and finance receivables, totaling $23.9 billion and $23.6 billion during fiscal 1999 and 1998, respectively. Investing activities resulted in a net use of cash of $2.9 billion and $4.5 billion in fiscal 1999 and 1998, respectively, as the purchase of additional earning assets exceeded cash provided by the liquidation of earning assets. Net cash provided by operating activities totaled $1.9 billion and $2.0 billion in fiscal 1999 and 1998, and net cash provided by financing activities totaled $1.1 billion and $2.5 billion, during fiscal 1999 and 1998, respectively. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and ECNs, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

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

State of Readiness

The Company has identified the following six areas for specific review and remediation in connection with its year 2000 compliance efforts:

Critical Business Systems Applications: Includes distributed and mainframe applications used in operations such as retail and lease financing, customer account processing, collections, insurance operations and accounting systems. TMCC has completed the inventory and remediation of these systems. All business critical applications have been tested and implemented back into production.

Desktop Systems: Includes commercial off-the-shelf software as well as custom developed applications. TMCC has completed the inventory and assessment of these systems and related software applications. Remediation and testing of business critical custom developed systems is completed. Replacement of non-compliant off-the-shelf software applications is expected by the end of fourth quarter of calendar year 1999.

Technical Infrastructure: Includes mainframe, distributed and PC systems, networks, and telecommunications. TMCC has completed the inventory and assessment phases of its technical infrastructure. Testing and implementation of business critical components has been completed.

Embedded Systems: Includes non-information technology systems described above. TMCC has completed the inventory, assessment and implementation phases for embedded systems at its owned facilities. With respect to embedded systems located at facilities leased by TMCC, TMCC has completed the assessment phase of contacting the property managers and/or owners regarding the year 2000 status of the facilities. TMCC is establishing contingency plans for coping with problems that may arise from embedded systems in leased facilities that are not year 2000 compliant.

External Compliance: Includes financial institutions, dealers, suppliers, trustees, underwriters and affiliates ("business partners"). Critical business partners have been identified and prioritized. Letters and surveys have been sent to business partners to assess the risk associated with those business partners' failure to remediate their own year 2000 issues. TMCC has completed the assessment phase of critical business partners. Testing of business critical systems with external business partners will continue through the end of calendar year 1999.

Non-Critical Systems: Includes systems and applications from the above-listed areas which have been prioritized as non-critical. Such systems and applications are being reviewed on an ongoing basis and will continue to be assessed for year 2000 compliance through the end of calendar year 1999.

TMS has contacted its affiliates and others involved in the manufacture of Toyota and Lexus vehicles and equipment to determine the status of year 2000 product compliance, and based on information received to date, TMCC is not aware of any year 2000 problems that would affect the operational safety of these products.

Year 2000 Costs

Costs associated with the year 2000 systems and software modifications are generally expensed as incurred. TMS is allocating a portion of its year 2000 costs to TMCC. TMCC's total costs incurred through fiscal year 1999 were $16.5 million. TMCC's total costs (including allocated costs from TMS) for the year 2000 issue are estimated not to exceed $20 million. The costs to be incurred by TMCC in connection with its year 2000 compliance efforts are not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources. As a result of the application of resources to year 2000 compliance efforts, certain information technology projects previously scheduled to be initiated or implemented in fiscal 1999 were deferred. Such deferral is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources.

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

Year 2000 Contingency Plan

The Company is currently developing a contingency plan to address problems resulting from year 2000 noncompliance. TMCC's contingency planning focuses on identifying systems of TMCC and its business partners that TMCC believes will be the most likely to experience year 2000 problems. The contingency plan includes arrangements with back-up vendors, suppliers and other resources to permit operations to be conducted temporarily on a manual basis. TMCC's contingency plan is substantially completed, although revisions will be made on an ongoing basis through the end of the calendar year as circumstances change and additional information becomes available.

Euro Conversion
---------------

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries agreed to adopt the euro as their common legal currency on the date that the euro began trading on currency exchanges and was available for non-cash transactions. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro until January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions and legacy currencies will be withdrawn from circulation, signifying the completion of the euro conversion process.

As TMCC does not currently support Toyota finance operations in Europe, the impact of the euro conversion is limited to issues in connection with raising funds in the European capital markets. TMCC generally hedges all foreign exchange exposure associated with its funding activities which limits its exposure to movements in foreign exchange rates. In addition, payments in foreign currencies owed by TMCC are made by its counterparties under International Swaps and Derivatives Association, Inc. ("ISDA") master agreements governing swap transactions. Accordingly, TMCC did not need to make any material changes to its systems to accommodate these types of payments. TMCC has provided changes to its standard settlement instructions to the extent necessary to reflect changes in account information and payment instructions occurring as a result of the introduction of the euro. TMCC does not believe that it will experience significant issues relating to the continuity of TMCC's contracts arising from the introduction of the euro. The ISDA Master Agreements entered into by TMCC are generally governed by New York law. New York has adopted legislation which prevents a party to a contract from unilaterally breaking or changing its contractual obligations as a result of the euro conversion. In addition, TMCC is a party to the EMU Protocol published by ISDA designed to clarify the effects of certain issues surrounding the introduction of the euro including continuity of contracts, price source changes, payment netting and certain definitions.

The introduction of the euro has not had a material adverse effect on the Company's operations or financial results. The Company plans to continue to consider the euro in future funding strategies and will continue to fund in all markets which are cost-effective.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that the Company considers its employee relations to be good; that TMCC believes that industry-wide record levels of incentives on new vehicles and large supply of late model off-lease vehicles have put downward pressure on used car prices; that TMCC anticipates continued growth in operating and administrative expenses reflecting costs associated with portfolio growth and technology initiatives; that the implementation of the expanded tiered pricing program may result in increased contract yields and increased credit losses in connection with purchases of higher risk contracts; that TMCC expects the large supply of vehicles coming off-lease to continue through fiscal 2000 and that the full term return ratio and losses will remain at or near current levels; that allowances for credit losses are considered adequate to cover expected credit losses; that TMCC anticipates continued use of MTNs and bonds in the United States and the international capital markets; that the Company expects to increase the amount registered with the SEC covering debt securities to $4.5 billion prior to effectiveness; that TMCC may issue bonds in the domestic and international capital markets that are not issued under its MTN programs; that the decline in the ratio of earnings to fixed charges has not affected its ability to maintain liquidity or access to outside funding sources; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and ECNs, and asset-backed securitization transactions will provide sufficient liquidity to meet the its future funding requirements; that the Company's action plan for year 2000 compliance efforts will be carried out as described under Item 7 - "Year 2000 Date Conversion - Phases and - State of Readiness"; that the deferral of certain technology projects is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources; that the total estimated cost in connection with the year 2000 issue is not expected to have a material impact on the Company's results of operations, liquidity or capital resources; that the risk to the Company with respect to year 2000 issues is as described under Item 7 - "Year 2000 Date Conversion - Year 2000 Risks"; that the Company's contingency plan to address year 2000 issues will be as described under Item 7 - "Year 2000 Date Conversion - Year 2000 Contingency Plan"; that TMCC does not believe that it will experience significant issues relating to the continuity of TMCC's contracts arising from the introduction of the euro; that the Company does not currently anticipate non-performance by any of its counterparties; that TMCC believes that the new methodology will result in a more accurate measurement of the interest rate risk in the portfolio.

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

New Accounting Standards

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. The Company adopted SOP 98-1 as of October 1, 1998. The effect on the Company's financial statements was not material.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


TMCC uses a variety of interest rate and currency derivative financial instruments to manage interest rate and currency exchange exposures. The derivative instruments used include cross currency and interest rate swaps, indexed note swaps and option-based products. TMCC does not use any of these instruments for trading purposes. The total notional amounts of TMCC's derivative financial instruments at September 30, 1999 and 1998 were $26.0 billion and $23.4 billion, respectively. The notional amounts of interest rate and indexed note swap agreements and option-based products do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The only market rate risk related to TMCC's portfolio is interest rate risk as foreign currency risks are entirely hedged through cross currency interest rate swap agreements.

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

TMCC also uses option-based products in managing its exposure to interest rate fluctuations. Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements and to a lesser extent corridor agreements. Option-based products are agreements, which either grant TMCC the right to receive or require TMCC to make payments at specified interest rate levels.

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

Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at September 30, 1999 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at September 30, 1999 was $88 million on an aggregate notional amount of $26.0 billion. Additionally, at September 30, 1999, approximately 89% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not currently anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of September 30, 1999; TMCC has not experienced any counterparty default during the three years ended
September 30, 1999.

Changes in interest rates may impact TMCC's future weighted average interest rate on outstanding debt as a result of floating rate liabilities. As of September 30, 1999, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .29%, from 5.44% to an estimated 5.73%. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .49%, from 5.44% to an estimated 4.95% at September 30, 1999. TMCC's interest rate exposure primarily results from changes in U.S. commercial paper rates and U.S. LIBOR.

TMCC uses a value-at-risk methodology, in connection with other management tools, to assess and manage the interest rate risk of aggregated loan and lease assets and financial liabilities, including interest rate derivatives and option-based products. Value-at-risk represents the potential losses in fair value for a portfolio from adverse changes in market factors for a specified period of time and likelihood of occurrence (i.e. level of confidence).
TMCC's value-at-risk methodology incorporates the impact from adverse changes in market interest rates but does not incorporate any impact from other market changes, such as foreign currency exchange rates or commodity prices, which do not affect the value of TMCC's portfolio. The value-at-risk methodology excludes changes in fair values related to investments in marketable securities as these amounts are not significant.

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

The value-at-risk and the average value-at-risk of TMCC's portfolio as of and for the fiscal years ended September 30, 1999 and 1998, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:


                                                                Average for the
                                                 As of         Fiscal Year Ending
New Method:                               September 30, 1999   September 30, 1999
                                          ------------------   -------------------
Mean portfolio value.....................   $3,300.0 million      $3,600.0 million
Value-at-risk............................      $86.3 million         $71.6 million
Percentage of the mean portfolio value...        2.6%                  2.0%
Confidence level.........................       95.0%                 95.0%


                                                                 Average for the
                                                 As of         Fiscal Year Ending
Old Method:                               September 30, 1999   September 30, 1999
                                           -----------------   -------------------
Mean portfolio value.....................   $3,300.0 million      $3,600.0 million
Value-at-risk............................      $75.9 million         $57.3 million
Percentage of the mean portfolio value...        2.3%                  1.6%
Confidence level.........................       95.0%                 95.0%


                                                                 Average for the
                                                 As of         Fiscal Year Ending
Old Method:                               September 30, 1998   September 30, 1998
                                           -----------------   -------------------
Mean portfolio value.....................   $3,500.0 million      $3,270.0 million
Value-at-risk............................      $32.5 million         $29.8 million
Percentage of the mean portfolio value...        0.9%                  0.9%
Confidence level.........................       95.0%                 95.0%


TMCC's calculated value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of TMCC's portfolio of financial instruments during the year. The increase in the value-at-risk levels from fiscal 1998 was primarily due to the increase in interest rate volatility.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                    -------

Report of Independent Accountants................................     30

Consolidated Balance Sheet at September 30, 1999 and 1998........     31

Consolidated Statement of Income for the
   years ended September 30, 1999, 1998 and 1997.................     32

Consolidated Statement of Shareholder's Equity for
   the years ended September 30, 1999, 1998 and 1997.............     33

Consolidated Statement of Cash Flows for the
   years ended September 30, 1999, 1998 and 1997.................     34

Notes to Consolidated Financial Statements.......................   35-62







All schedules have been omitted because they are not required, not applicable, or the information has been included elsewhere.

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------








To the Board of Directors and Shareholder of Toyota Motor Credit Corporation




In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation (a wholly-owned subsidiary of Toyota Motor Sales, U.S.A., Inc.) and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of Toyota Motor Credit Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/S/ PRICEWATERHOUSECOOPERS LLP


Los Angeles, California
October 29, 1999

                     TOYOTA MOTOR CREDIT CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in Millions)

                                                        September 30,
                                                   -----------------------
                                                     1999           1998
                                                   --------       --------
               ASSETS
               ------

Cash and cash equivalents..................         $   180        $   156
Investments in marketable securities.......             450            435
Finance receivables, net...................          13,856         11,521
Investments in operating leases, net.......           8,605          9,765
Receivable from Parent and Affiliate.......             717            512
Other receivables..........................             366            304
Deferred charges...........................             131            167
Other assets...............................             242            266
Income taxes receivable....................              31             99
                                                    -------        -------

         Total Assets......................         $24,578        $23,225
                                                    =======        =======

   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable....................         $18,565        $17,597
Accrued interest...........................             161            176
Accounts payable and accrued expenses......           1,096            995
Deposits...................................             201            240
Deferred income............................             636            607
Deferred income taxes......................           1,554          1,379
                                                    -------        -------
      Total Liabilities....................          22,213         20,994
                                                    -------        -------
Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 91,500 in 1999 and
      1998)................................             915            915
   Retained earnings.......................           1,435          1,303
   Accumulated other comprehensive income..              15             13
                                                    -------        -------
      Total Shareholder's Equity...........           2,365          2,231
                                                    -------        -------
         Total Liabilities and
         Shareholder's Equity..............         $24,578        $23,225
                                                    =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                        TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Millions)

                                                  Years ended September 30,
                                                ----------------------------
                                                 1999       1998       1997
                                                ------     ------     ------
Financing Revenues:

   Leasing.................................     $2,397     $2,595      2,730
   Retail financing........................        665        547        446
   Wholesale and other dealer financing....        103         98         89
                                                ------     ------     ------

Total financing revenues...................      3,165      3,240      3,265

   Depreciation on leases..................      1,664      1,681      1,781
   Interest expense........................        940        994        918
                                                ------     ------     ------
Net financing revenues.....................        561        565        566

Insurance premiums earned and contract
   revenues................................        122        112         97

Investment and other income................         69         79         66
                                                ------     ------     ------
Net financing revenues and other revenues..        752        756        729
                                                ------     ------     ------
Expenses:

   Operating and administrative............        376        323        259
   Provision for credit losses.............         83        127        136
   Insurance losses and loss adjustment
      expenses.............................         63         55         51
                                                ------     ------     ------

Total expenses.............................        522        505        446
                                                ------     ------     ------

Income before income taxes.................        230        251        283

Provision for income taxes.................         98        107        121
                                                ------     ------     ------

Net Income.................................     $  132     $  144     $  162
                                                ======     ======     ======





See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                         Accumulated
                                                           Other
                                    Capital  Retained  Comprehensive
                                     Stock   Earnings      Income       Total
                                    -------  --------  -------------   -------

Balance at September 30, l996....    $  915   $   997    $        2    $ 1,914
                                     ------   -------    ----------     ------

Net income in 1997...............         -       162             -        162

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             5          5
                                     ------  --------    ----------     ------
Total Comprehensive Income                -       162             5        167
                                     ------  --------    ----------     ------

Balance at September 30, 1997....       915     1,159             7      2,081
                                     ------  --------    ----------     ------

Net income in 1998...............         -       144             -        144

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             6          6
                                     ------   -------    ----------     ------
Total Comprehensive Income                -       144             6        150
                                     ------  --------    ----------     ------

Balance at September 30, 1998....       915     1,303            13      2,231
                                     ------  --------    ----------     ------

Net income in 1999...............         -       132             -        132

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             2          2
                                     ------   -------    ----------     ------
Total Comprehensive Income                -       132             2        134
                                     ------  --------    ----------     ------

Balance at September 30, 1999....    $  915   $ 1,435    $       15     $2,365
                                     ======   =======    ==========     ======




See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Dollars in Millions)

                                                                 Years ended September 30,
                                                             ------------------------------
                                                              1999         1998          1997
                                                             ------       ------        ------
Cash flows from operating activities:

   Net income.............................................   $  132       $  144        $  162
                                                             ------       ------        ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization.....................    1,711        1,826         1,822
        Provision for credit losses.......................       83          127           136
        Gain from sale of finance receivables, net........      (15)         (21)          (23)
        Realized loss on asset impairment.................       19            -             -
        Decrease in accrued interest......................      (15)         (37)          (13)
        Increase in deferred income taxes.................      173          420           149
        Increase in other assets..........................     (271)        (614)         (198)
        Increase (decrease) in other liabilities..........       42          139           (74)
                                                             ------       ------        ------
   Total adjustments......................................    1,727        1,840         1,799
                                                             ------       ------        ------

Net cash provided by operating activities.................    1,859        1,984         1,961
                                                             ------       ------        ------

Cash flows from investing activities:

   Addition to investments in marketable
      securities..........................................     (705)        (996)         (581)
   Disposition of investments in marketable
      securities..........................................      693          901           638
   Purchase of finance receivables........................  (20,309)     (19,034)      (15,595)
   Liquidation of finance receivables.....................   15,802       14,003        12,553
   Proceeds from sale of finance receivables..............    2,042        1,830         1,956
   Addition to investments in operating leases............   (3,577)      (4,552)       (4,269)
   Disposition of investments in operating leases.........    3,137        3,303         3,057
                                                             ------       ------        ------

Net cash used in investing activities.....................   (2,917)      (4,545)       (2,241)
                                                             ------       ------        ------
Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable......    6,634        6,039         5,482
   Payments on notes and loans payable....................   (4,985)      (4,250)       (4,510)
   Net (decrease) increase in commercial paper,
      with original maturities less than 90 days..........     (567)         751          (685)
                                                             ------       ------        ------

Net cash provided by financing activities.................    1,082        2,540           287
                                                             ------       ------        ------

Net increase (decrease) in cash and cash equivalents......       24          (21)            7

Cash and cash equivalents at the beginning
   of the period..........................................      156          177           170
                                                             ------       ------        ------

Cash and cash equivalents at the end of the
   period.................................................   $  180       $  156        $  177
                                                             ======       ======        ======
Supplemental disclosures:

   Interest paid..........................................     $979         $995          $906
   Income taxes paid......................................      $17           $6            $5



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

TMCC has four wholly-owned subsidiaries, Toyota Motor Insurance Services, Inc. ("TMIS"), Toyota Motor Credit Receivables Corporation ("TMCRC"), Toyota Leasing, Inc. ("TLI") and Toyota Credit de Puerto Rico Corporation ("TCPR"). TMCC and its wholly-owned subsidiaries are collectively referred to as the "Company". Effective July 1, 1998, Toyota Motor Insurance Company, Toyota Motor Insurance Corporation of Vermont and Toyota Motor Life Insurance Company which had been wholly-owned subsidiaries of TMCC became wholly-owned subsidiaries of TMIS. The insurance subsidiaries provide certain insurance services along with certain insurance and contractual coverages in connection with the sale and lease of vehicles. In addition, the insurance subsidiaries insure and reinsure certain TMS and TMCC risks. TMCRC, a limited purpose subsidiary, operates primarily to acquire retail finance receivables from TMCC for the purpose of securitizing such receivables. TLI, a limited purpose subsidiary, operates primarily to acquire lease finance receivables from TMCC for the purpose of securitizing such leases. TCPR provides retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle dealers and their customers in Puerto Rico.

Toyota Credit Argentina S.A. ("TCA") was incorporated in September 1998 and commenced business operations in December 1998. TCA provides retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. TCA is owned 85% by TMC and 15% by TMCC. As of September 30, 1999 TMCC's investment in TCA totaled $2 million and is accounted for using the cost method.

Banco Toyota do Brasil ("BTB") was incorporated in January 1999 and commenced business operations in June 1999. BTB provides retail and lease financing to authorized Toyota vehicle dealers and their customers in Brazil. BTB is owned 85% by TMC and 15% by TMCC. As of September 30, 1999 TMCC's investment in BTB totaled $4 million and is accounted for using the cost method.

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

      Deferred Charges
      ----------------

Deferred charges consist primarily of premiums paid for option-based products, underwriters' commissions and other debt issuance costs which are amortized to interest expense over the life of the related instruments on a straight-line basis, which is not materially different from the effective interest method.

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

      New Accounting Standards
      ------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. The Company adopted SOP 98-1 as of October 1, 1998. The effect on the Company's financial statements was not material.

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

      Reclassifications
      -----------------

Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

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

The estimated fair value and amortized cost of investments in marketable securities are as follows:

                                                        September 30, 1999
                                            ----------------------------------------
                                                                Gross       Gross
                                                    Fair     Unrealized   Unrealized
                                            Cost    Value       Gains       Losses
                                            ----    -----    ----------   ----------
                                                       (Dollars in Millions)
Available-for-sale securities:
   Asset-backed securities.............     $220     $229          $ 17         $ (8)
   Corporate debt securities...........       90       87             -           (3)
   Equity securities...................       68       87            20           (1)
   U.S. debt securities................       33       33             -            -
                                            ----     ----          ----         ----
Total available-for-sale securities....     $411     $436          $ 37         $(12)
                                                                   ====         ====
Held-to-maturity securities:
   U.S. debt securities................       14       14
                                            ----     ----
Total marketable securities............     $425     $450
                                            ====     ====

                                                        September 30, 1998
                                            ----------------------------------------
                                                                Gross       Gross
                                                    Fair     Unrealized   Unrealized
                                            Cost    Value       Gains       Losses
                                            ----    -----    ----------   ----------
                                                       (Dollars in Millions)
Available-for-sale securities:
   Asset-backed securities.............     $201     $211          $ 10      $  -
   Corporate debt securities...........       77       76             1        (2)
   Equity securities...................       62       73            11         -
   U.S. debt securities................       61       63             2         -
                                            ----     ----          ----      ----
Total available-for-sale securities....     $401     $423          $ 24      $ (2)
                                                                   ====      ====
Held-to-maturity securities:
   U.S. debt securities................       12       12
                                            ----     ----
Total marketable securities............     $413     $435
                                            ====     ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Marketable Securities (Continued)
---------------------------------------------

The contractual maturities of investments in marketable securities at September 30, 1999 are as follows:

                                       Available-for-Sale    Held-to-Maturity
                                          Securities            Securities
                                       ------------------    ----------------
                                                    Fair                Fair
                                       Cost         Value    Cost       Value
                                       ----         -----    ----       -----
                                                  (Dollars in Millions)
Within one year......................  $  7          $  7    $ 11        $ 11
After one year through five years....    59            58       3           3
After five years through ten years...    22            22       -           -
After ten years......................    35            33       -           -
Equity securities....................    68            87       -           -
Asset-backed securities..............   220           229       -           -
                                       ----          ----    ----        ----
   Total.............................  $411          $436    $ 14        $ 14
                                       ====          ====    ====        ====

The proceeds from sales of available-for-sale securities were $562 million and $659 million for the years ended September 30, 1999 and 1998, respectively. Realized gains on sales of available-for-sale securities were $ 6 million, $6 million and $5 million for the year ended September 30, 1999, 1998 and 1997, respectively. Realized losses on sales of available-for-sale securities were $5 million, $1 million and $2 million for the years ended September 30, 1999, 1998 and 1997, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                                         September 30,
                                                    ----------------------
                                                     1999           1998
                                                    -------        -------
                                                     (Dollars in Millions)
      Retail...............................         $ 9,524        $ 8,395
      Finance leases.......................           4,065          2,856
      Wholesale and other dealer loans.....           1,292          1,099
                                                    -------        -------
                                                     14,881         12,350
      Unearned income......................            (888)          (709)
      Allowance for credit losses..........            (137)          (120)
                                                    -------        -------
         Finance receivables, net..........         $13,856        $11,521
                                                    =======        =======

Contractual maturities are as follows:

       Due in the                                    Wholesale
      Years Ending                                   and Other
      September 30,                   Retail        Dealer Loans
      -------------                   ------        ------------
                                        (Dollars in Millions)
      2000..................          $3,018              $  988
      2001..................           2,528                  68
      2002..................           1,981                  58
      2003..................           1,335                  56
      2004..................             596                  64
      Thereafter............              66                  58
                                      ------              ------
         Total..............          $9,524              $1,292
                                      ======              ======

Finance leases, net consisted of the following:

                                                          September 30,
                                                      ---------------------
                                                       1999           1998
                                                      ------         ------
                                                      (Dollars in Millions)
      Minimum lease payments..................        $3,242         $2,339
      Estimated unguaranteed residual values..           823            517
                                                      ------         ------
         Finance leases.......................         4,065          2,856
      Unearned income.........................          (627)          (434)
      Allowance for credit losses.............           (46)           (20)
                                                      ------         ------
         Finance leases, net..................        $3,392         $2,402
                                                      ======         ======

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Finance Receivables (Continued)
----------------------------

The aggregate balances related to finance receivables 60 or more days past due totaled $17 million and $16 million at September 30, 1999 and 1998, respectively. Future minimum finance lease payments for each of the five succeeding years ending September 30, are: 2000 - $789 million; 2001 - $842 million; 2002 - $959 million; 2003 - $447 million and 2004 - $205 million. A substantial portion of TMCC's finance receivables have historically been repaid prior to contractual maturity dates; contractual maturities and future minimum lease payments as shown above should not be considered as necessarily indicative of future cash collections. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.


Note 5 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                                         September 30,
                                                    ----------------------
                                                     1999            1998
                                                    -------        -------
                                                     (Dollars in Millions)
      Vehicles.................................     $10,246        $11,809
      Equipment and other......................         548            442
                                                    -------        -------
                                                     10,794         12,251
      Accumulated depreciation.................      (2,124)        (2,386)
      Allowance for credit losses..............         (65)          (100)
                                                    -------        -------
         Investments in operating leases, net..     $ 8,605        $ 9,765
                                                    =======        =======

Rental income from operating leases was $2,185 million, $2,372 million and $2,568 million for the years ended September 30, 1999, 1998 and 1997, respectively. Future minimum rentals on operating leases for each of the five succeeding years ending September 30, are: 2000 - $1,646 million; 2001 - $1,024 million; 2002 - $402 million; 2003 - $88 million; 2004 - $6 million and thereafter - $2 million. A substantial portion of TMCC's operating lease contracts have historically been terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Allowance for Credit Losses
------------------------------------

An analysis of the allowance for credit losses follows:

                                                    Years ended September 30,
                                                   --------------------------
                                                   1999       1998       1997
                                                   ----       ----       ----
                                                     (Dollars in Millions)
     Allowance for credit losses
        at beginning of period...........          $220       $213       $203
     Provision for credit losses.........            83        127        136
     Charge-offs.........................          (104)      (120)      (116)
     Recoveries..........................            17         17         12
     Other adjustments...................           (14)       (17)       (22)
                                                   ----       ----       ----

     Allowance for credit losses
        at end of period.................          $202       $220       $213
                                                   ====       ====       ====


Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables
------------------------------------------------------------------------------

TMCC maintains programs to sell retail receivables and interests in lease finance receivables through limited purpose subsidiaries TMCRC and TLI, respectively. During fiscal year 1999, TMCC sold interests in lease finance receivables totaling $780 million and retail finance receivables totaling $989 million, as described below.

TMCC holds an Undivided Trust Interest ("UTI") in leases held in a titling trust established by TMCC. In December 1998, TMCC identified certain leases included in the UTI to be allocated to a separate portfolio represented by a Special Unit of Beneficial Interest ("SUBI") totaling $780 million. TMCC then sold the SUBI to TLI which in turn contributed substantially all of the SUBI to a trust; TMCC continues to act as servicer for all assets represented by the UTI and the SUBI and is paid a servicing fee. TLI retains subordinated interests in the excess cash flows of these transactions, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. None of the lease assets represented by the SUBI or the restricted assets are available to satisfy any obligations of TMCC.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables
------------------------------------------------------------------------------
         (Continued)


Following is a summary of amounts included in investment in marketable securities and other receivables:

                                                         September 30,
                                                     ---------------------
                                                     1999             1998
                                                     ----             ----
                                                     (Dollars in Millions)
      Investment in marketable securities
         Interest only strips................        $130             $114
         Allowance for estimated credit and
           residual value losses on sold
           receivables.......................         (76)             (62)
         Undivided interest in trust.........          54               53
                                                     ----             ----
             Total...........................        $108             $105
                                                     ====             ====

  Other Receivables...................               $108             $ 78
                                                     ====             ====


The pretax gain resulting from the sale of interests in lease finance receivables and retail receivables totaled approximately $8 million, $15 million and $23 million in fiscal 1999, 1998 and 1997, respectively, after providing an allowance for estimated credit and residual value losses. Principal collections related to the lease receivables sold in December 1998 were used to purchase additional vehicle lease contracts resulting in gains of approximately $7 million for fiscal 1999.

During fiscal 1999, TMCC recorded an adjustment to other receivables totaling $19 million to recognize the impairment of an asset retained in the fiscal 1997 sale of interests in lease finance receivables. The impairment was recognized when the future undiscounted cash flows of the asset was estimated to be insufficient to recover its related carrying value. The impairment adjustment is included in investment and other income.

The outstanding balance of the lease finance receivables represented by the sold SUBI which TMCC continues to service totaled $3.1 billion and $2.8 billion at September 30, 1999 and 1998, respectively. The outstanding balance of sold retail finance receivables which TMCC continues to service totaled $1.0 billion and $493 million at September 30, 1999 and 1998, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Notes and Loans Payable
--------------------------------

Notes and loans payable at September 30, 1999 and 1998, which consisted of senior debt, included the following:

                                                          September 30,
                                                     ----------------------
                                                      1999            1998
                                                     -------        -------
                                                      (Dollars in Millions)
       Commercial paper, net...................      $ 1,427        $ 2,546
       Extendible commercial notes, net..........        146              -
                                                     -------        -------
       Other senior debt, due in the years
          ending September 30,:
             1999..............................            -          1,943
             2000..............................        4,077          2,521
             2001..............................        3,213          2,678
             2002..............................        2,718          2,689
             2003..............................        2,095          1,884
             2004..............................        2,466            899
             Thereafter........................        2,336          2,324
                                                     -------        -------
                                                      16,905         14,938
       Unamortized premium.....................           87            113
                                                     -------        -------
             Total other senior debt...........       16,992         15,051
                                                     -------        -------
                Notes and loans payable........      $18,565        $17,597
                                                     =======        =======

Short-term borrowings include commercial paper, extendible commercial notes and certain medium-term notes ("MTNs"). The weighted average remaining term of commercial paper was 21 days and 15 days at September 30, 1999 and 1998, respectively. The weighted average interest rate on commercial paper was 5.33% and 5.57% at September 30, 1999 and 1998, respectively. The weighted average remaining term and weighted average interest rate on extendible commercial notes at September 30, 1999 was 18 days and 5.39%, respectively. Short-term MTNs with original terms of one year or less, included in other senior debt, were $1,358 million and $488 million at September 30, 1999 and 1998, respectively. The weighted average interest rate on these short-term MTNs was 5.57% and 5.52% at September 30, 1999 and 1998, respectively, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 5.45% and 5.65% at September 30, 1999 and 1998, respectively, including the effect of interest rate swap agreements and option-based products. The rates have been calculated using rates in effect at September 30, 1999 and 1998, some of which are floating rates that reset daily. Less than one percent of other senior debt at September 30, 1999 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. The weighted average of these fixed interest rates was 5.28% at September 30, 1999. Approximately 41% of other senior debt at September 30, 1999 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 5.83% at September 30, 1999. TMCC manages interest rate risk through continuous adjustment of the mix of fixed and floating rate debt using interest rate swap agreements and option-based products.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Notes and Loans Payable (Continued)
--------------------------------

Included in notes and loans payable at September 30, 1999 and 1998 were unsecured notes denominated in various foreign currencies as follows:

                                                       September 30,
                                               ------------------------------
                                                  1999                1998
                                               -----------        -----------
                                                     (Amounts in Millions)

     British pound sterling..............            675                  564
     Danish kroner.......................            400                  400
     Dutch guilder.......................            250                  250
     French franc........................          1,545                1,545
     German deutsche mark................          3,342                3,442
     Greek drachma.......................          5,000                5,000
     Hong Kong dollar....................            618                    -
     Italian lire........................        477,300              927,300
     Japanese yen........................        140,268              134,240
     Luxembourg franc....................          2,000                2,000
     New Zealand dollar..................            200                  200
     Singapore dollar....................            200                    -
     South African rand..................            250                  250
     Swedish kronor......................          1,060                1,060
     Swiss franc.........................          3,110                3,385


Concurrent with the issuance of these unsecured notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $8.2 billion at September 30, 1999. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at September 30, 1999. The receivables or payables arising as a result of the differences between the September 30, 1999 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in other receivables or accounts payable and accrued expenses, respectively, and would in aggregate total a net payable position of $621 million at September 30, 1999.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Fair Value of Financial Instruments
--------------------------------------------

The fair value of financial instruments at September 30, 1999 and 1998, was estimated using the valuation methodologies described below. Considerable judgement was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 1999 and 1998 are as follows:


                                                          September 30,
                                       ---------------------------------------------------
                                                1999                        1998
                                       ------------------------   ------------------------
                                        Carrying       Fair        Carrying       Fair
                                         Amount        Value        Amount        Value
                                       -----------   ----------   -----------   ----------
                                                      (Dollars in Millions)
Balance sheet financial
   instruments:

Assets:

Cash and cash equivalents...........          $180         $180          $156         $156
Investments in marketable
   securities.......................          $450         $450          $435         $435
Retail finance receivables, net.....       $10,464      $10,279        $9,120       $9,164
Other receivables...................          $271         $271          $157         $157
Receivables from cross currency
   interest rate swap agreements....           $95         $117          $147         $292

Liabilities:

Notes and loans payable.............       $18,565      $19,401       $17,597      $18,376
Payables from cross currency
   interest rate swap agreements....          $716         $466          $667         $401
Other payables......................          $380         $380          $328         $328


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Fair Value of Financial Instruments (Continued)
--------------------------------------------

                                             September 30,
                           -------------------------------------------------
                                     1999                      1998
                           -----------------------  ------------------------
                           Contract or  Unrealized   Contract or  Unrealized
                            Notional      Gains/      Notional      Gains/
                             Amount      (Losses)      Amount      (Losses)
                           -----------  ----------   -----------  ----------
                                          (Dollars in Millions)
Off-balance sheet
   financial instruments:

Cross currency interest
   rate swap agreements....     $8,764        $(453)      $8,969        $(92)
Interest rate swap
   agreements..............     $8,980          $24       $7,284        $346
Option-based products......     $6,850          $41       $6,300          $5
Indexed note swap
   agreements..............     $1,318           $2         $755        $(30)


The fair value estimates presented herein are based on information available to management as of September 30, 1999 and 1998.

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

      Retail Finance Receivables
      --------------------------

The carrying amounts of $1.1 billion and 1.0 billion of variable rate finance receivables at September 30, 1999 and 1998,respectably, were assumed to approximate fair value as these receivables reprice at prevailing market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using the rates at which loans of similar credit quality and maturity would be originated as of September 30, 1999 and 1998.

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

      Notes and Loans Payable
      -----------------------

The fair value of notes and loans payable was estimated by discounting expected cash flows using the interest rates at which debt of similar credit quality and maturity would be issued as of September 30, 1999 and 1998. The carrying amount of commercial paper and extendible commercial notes were assumed to approximate fair value due to the short maturity of these instruments.

      Cross Currency Interest Rate Swap Agreements
      --------------------------------------------

The estimated fair value of TMCC's outstanding cross currency interest rate swap agreements was derived by discounting expected cash flows using quoted market exchange rates and quoted market interest rates as of September 30, 1999 and 1998.

      Interest Rate Swap Agreements
      -----------------------------

The estimated fair value of TMCC's outstanding interest rate swap agreements was derived by discounting expected cash flows using quoted market interest rates as of September 30, 1999 and 1998.

      Option-based Products
      ---------------------

The estimated fair value of TMCC's outstanding option-based products was derived by discounting expected cash flows using market exchange rates and market interest rates as of September 30, 1999 and 1998.

      Indexed Note Swap Agreements
      ----------------------------

The estimated fair value of TMCC's outstanding indexed note swap agreements was derived using quoted market prices as of September 30, 1999 and 1998.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Financial Instruments with Off-Balance Sheet Risk
-----------------------------------------------------------

Inventory Lines of Credit
-------------------------

TMCC has extended inventory floorplan lines of credit to dealers, the unused portion of which amounted to $1.5 billion and $1.0 billion at September 30, 1999 and 1998, respectively. Security interests are acquired in vehicles and equipment financed and substantially all such financings are backed by corporate or individual guarantees from or on behalf of the participating dealers.

Derivative Financial Instruments
--------------------------------

TMCC utilizes a variety of derivative financial instruments to manage its currency exchange rate risk arising as a result of borrowings denominated in foreign currencies and its interest rate risk as explained in this note. TMCC does not enter into these arrangements for trading purposes.

A reconciliation of the activity of TMCC's derivative financial instruments for the years ended September 30, 1999 and 1998 is as follows:


                                                       September 30,
                             ----------------------------------------------------------------
                                Cross
                               Currency
                               Interest         Interest                           Indexed
                              Rate Swap        Rate Swap       Option-based       Note Swap
                              Agreements       Agreements        Products         Agreements
                             ------------     ------------     -------------     ------------
                             1999    1998     1999    1998     1999     1998     1999    1998
                             ----    ----     ----    ----     ----     ----     ----    ----
                                                  (Dollars in Billions)
Beginning Notional Amount... $9.0    $6.5     $7.3    $6.3     $6.3     $5.6     $0.8    $2.4

Add:
   New agreements...........  0.5     3.6      4.7     3.1      2.7      2.6      0.8     0.3

Less:
   Expired agreements.......  0.7     1.1      3.0     2.1      2.1      1.9      0.3     1.9
                             ----    ----     ----    ----     ----     ----     ----    ----
Ending Notional Amount...... $8.8    $9.0     $9.0    $7.3     $6.9     $6.3     $1.3    $0.8
                             ====    ====     ====    ====     ====     ====     ====    ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

Interest Rate Risk Management
-----------------------------

TMCC utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. The original maturities of interest rate swap agreements ranged from one to five years at September 30, 1999.

TMCC also utilizes option-based products in managing its exposure to interest rate fluctuations. Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements and to a lesser extent corridor agreements. Option-based products are agreements which either grant TMCC the right to receive or require TMCC to make payments at specified interest rate levels. Approximately 41% of TMCC's other senior debt at September 30, 1999 had floating interest rates that were covered by option-based products which had an average strike rate of 5.83%. The premiums paid for option-based products are included in deferred charges and are amortized to interest expense over the life of the instruments on a straight-line basis. Amounts receivable under option-based products are recorded as a reduction to interest expense. The original maturities of option-based products ranged from one to four years at September 30, 1999.

The aggregate notional amounts of interest rate swap agreements and option-based products outstanding at September 30, 1999 and 1998 were as follows:

                                                            September 30,
                                                        ---------------------
                                                        1999             1998
                                                        ----             ----
                                                        (Dollars in Billions)

     Floating rate swaps............................    $8.3             $5.2

     Basis swaps....................................     0.6              1.0

     Fixed rate swaps...............................     0.1              1.1
                                                        ----             ----

         Total interest rate swap agreements........    $9.0             $7.3
                                                        ====             ====

     Option-based products..........................    $6.9             $6.3
                                                        ====             ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

Interest Rate Risk Management (Continued)
-----------------------------

TMCC utilizes indexed note swap agreements in managing its exposure in connection with debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying instruments. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities. At September 30, 1999, TMCC was the counterparty to $1.3 billion of indexed note swap agreements, of which $0.4 billion was denominated in foreign currencies and $0.9 billion was denominated in U.S. dollars. At September 30, 1998, TMCC was the counterparty to $0.8 billion of indexed note swap agreements, of which $0.3 billion was denominated in foreign currencies and $0.5 billion was denominated in U.S. dollars. The original maturities of indexed note swap agreements ranged from one to ten years at September 30, 1999.

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

Foreign Exchange Risk Management
--------------------------------

TMCC utilizes cross currency interest rate swap agreements to manage exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executed cross currency interest rate swap agreements which involve the exchange of foreign currency principal and interest obligations for U.S. dollar obligations at agreed-upon currency exchange and interest rates. The aggregate notional amounts of cross currency interest rate swap agreements at September 30, 1999 and 1998 were $8.8 billion and $9.0 billion, respectively. The original maturities of cross currency interest rate swap agreements ranged from one to ten years at September 30, 1999.

                    TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------


Credit Risk Management
----------------------

TMCC manages the risk of counterparty default through the use of credit standard guidelines, counterparty diversification and monitoring of counterparty financial condition. At September 30, 1999, approximately 89% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of September 30, 1999; TMCC has not experienced any counterparty default during the three years ended September 30, 1999. Additionally, TMCC's loss in the event of counterparty default is partially mitigated as a result of master netting agreements in place with all derivative counterparties which allow the net difference between TMCC and each counterparty to be exchanged in the event of default.

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at September 30, 1999 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at September 30, 1999 was $88 million on an aggregate notional amount of $26 billion.


Note 11 - Pension and Other Benefit Plans
-----------------------------------------

All full-time employees of the Company are eligible to participate in the TMS pension plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service and the highest sixty consecutive months' compensation, reduced by a percentage of social security benefits. The Company's pension expense was $6 million for the year ended September 30, 1999, and $4 million for each of the years ended September 30, 1998 and 1997. At September 30, 1999, 1998 and 1997, the accumulated benefit obligation and plan net assets for employees of the Company were not determined separately from TMS; however, the plan's net assets available for benefits exceeded the accumulated benefit obligation. TMS funding policy is to contribute annually the maximum amount deductible for federal income tax purposes.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Provision for Income Taxes
------------------------------------

The provision for income taxes consisted of the following:

                                                Years ended September 30,
                                               --------------------------
                                               1999       1998       1997
                                               ----       ----       ----
                                                  (Dollars in Millions)
     Current
        Federal...........................    $(130)     $(317)      $(14)
        State.............................       17        (16)       (14)
                                               ----       ----       ----
           Total current .................     (113)      (333)       (28)
                                               ----       ----       ----
     Deferred
        Federal...........................      202        399        109
        State.............................        9         41         40
                                               ----       ----       ----
           Total deferred.................      211        440        149
                                               ----       ----       ----
              Provision for income taxes..     $ 98       $107       $121
                                               ====       ====       ====

A reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and actual income taxes provided is as follows:

                                                Years ended September 30,
                                                -------------------------
                                                1999      1998       1997
                                                ----      ----       ----
                                                  (Dollars in Millions)
      Provision for income taxes at
         federal statutory tax rate.........    $ 81      $ 88       $ 99
      State and local taxes (net of
         federal tax benefit)...............      17        17         17
      Other, including changes in
         applicable state tax rates.........       -         2          5
                                                ----      ----       ----
         Provision for income taxes.........    $ 98      $107       $121
                                                ====      ====       ====

      Effective tax rate....................   42.53%    42.81%     42.69%


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Provision for Income Taxes (Continued)
------------------------------------

The deferred federal and state income tax liabilities are as follows:

                                                          September 30,
                                                      ---------------------
                                                      1999             1998
                                                      ----             ----
                                                      (Dollars in Millions)
     Federal........................................  $1,403         $1,235
     State..........................................     151            144
                                                      ------         ------
        Net deferred income tax liability...........  $1,554         $1,379
                                                      ======         ======

The Company's deferred tax assets and liabilities consisted of the following:

                                                           September 30,
                                                       ---------------------
                                                       1999             1998
                                                       ----             ----
                                                       (Dollars in Millions)
     Assets:
        Alternative minimum tax.....................   $  137         $  304
        Provision for losses........................       59             65
        Deferred administrative fees................       82             71
        NOL carryforwards...........................       34             42
        Deferred acquisition costs..................       21              8
        Unearned insurance premiums.................        4              4
        Revenue recognition.........................        1              1
        Other.......................................        2              2
                                                       ------         ------
           Deferred tax assets......................      340            497
                                                       ------         ------
     Liabilities:
        Lease transactions..........................    1,696          1,679
        State taxes.................................      188            189
        Other.......................................       10              8
                                                       ------         ------
           Deferred tax liabilities.................    1,894          1,876
                                                       ------         ------
           Valuation allowance......................        -              -
                                                       ------         ------
              Net deferred income tax liability.....   $1,554         $1,379
                                                       ======         ======

TMCC has state tax net operating loss carryforwards of $496 million which expire beginning in fiscal 2000 through 2015.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Comprehensive Income
------------------------------

The Company's total comprehensive earnings were as follows:

                                                    Years Ended September 30,
                                                 -------------------------------
                                                  1999         1998        1997
                                                 ------       ------      ------
                                                      (Dollars in Millions)

Net income....................................   $  132      $  144      $  162
Other comprehensive income:
   Net unrealized gains arising during
      period (net of tax of $2, $4 and $3
         in 1999, 1998 and 1997)..............        4           9           7
   Less: reclassification adjustment for
      gains included in net income
         (net of tax of $1, $2 and $1
            in 1999, 1998 and 1997)...........       (2)         (3)         (2)
                                                 ------      ------      ------
Net unrealized gain on available-for-sale
      marketable securities...................        2           6           5
                                                 ------      ------      ------
   Total Comprehensive Income.................   $  134      $  150      $  167
                                                 ======      ======      ======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Related Party Transactions
------------------------------------

An operating agreement with TMS and Toyota Motor Manufacturing North America Inc. ("TMMNA") (the "Operating Agreement") provides that 100% ownership of TMCC will be retained by TMS as long as TMCC has any funded debt outstanding and that TMS and TMMNA will provide necessary equity contributions or other financial assistance it deems appropriate to ensure that TMCC maintains a minimum coverage on fixed charges of 1.10 times such charges in any fiscal quarter. The coverage provision of the Operating Agreement is solely for the benefit of the holders of TMCC's commercial paper and extendible commercial notes. The Operating Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TMCC obligations. The Operating Agreement does not constitute a guarantee by TMS of any obligations of TMCC.

TMCC has an arrangement to borrow and invest funds with TMS at short term market rates. For the years ended September 30, 1999, 1998 and 1997, TMCC had no borrowings from TMS. The Operating Agreement provides that borrowings from TMS are subordinated to all other indebtedness of TMCC. For the years ended September 30, 1999, 1998 and 1997, the highest amounts of funds invested with TMS were $2 billion, $567 million and $817 million, respectively; interest earned on these investments totaled $41 million, $3 million and $5 million for the years ended September 30, 1999, 1998 and 1997, respectively.

Under an arrangement with the Parent, TMS provided support to TMCC for certain vehicle disposition losses incurred during fiscal 1998. TMS support amounts included in the Consolidated Statement of Income related to this arrangement totaled $80 million for the year ended September 30, 1998. TMCC did not receive any Parent support for vehicle disposition losses during fiscal 1999.

TMS provides certain technical and administrative services and incurs certain expenses on the Company's behalf and, accordingly, allocates these charges to the Company. The charges, reimbursed by TMCC to TMS, totaled $25 million, $13 million and $12 million for the years ended September 30, 1999, 1998 and 1997, respectively. In addition, TMS sponsors special retail and lease programs offered by TMCC; for the years ended September 30, 1999, 1998 and 1997, TMCC recognized revenue of $126 million, $142 million and $174 million, respectively, related to TMS sponsored programs.

The Company leases its headquarters facility and Iowa Service Center from TMS; rent expense paid to TMS for these facilities totaled $4 million, $3 million and $3 million for the years ended September 30, 1999, 1998 and 1997, respectively. TMCC leases a corporate aircraft to TMS and provides wholesale financing for TMS affiliates; TMCC recognized revenue related to these arrangements of $6 million, $7 million and $5 million for the years ended September 30, 1999, 1998 and 1997, respectively.

TMIS provides certain insurance services, and insurance and reinsurance coverages, respectively, to TMS. Premiums, commissions and fees earned on these services for the years ended September 30, 1999, 1998 and 1997 totaled $24 million, $18 million and $12 million, respectively.

In April 1999, Toyota Credit Canada Inc., an affiliate of the Company, paid off $201 million in intercompany loans. Interest charged on these loans reflected market rates and totaled $8 million for the year ended September 30, 1999.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Lines of Credit/Standby Letters of Credit
---------------------------------------------------

To support its commercial paper program, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $2.7 billion and $3.0 billion at September 30, 1999 and 1998, respectively. No loans were outstanding under any of these bank credit facilities as of September 30, 1999 or 1998.

To facilitate and maintain letters of credit, TMCC maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $175 million as of September 30, 1999 and 1998. Approximately $13 million and $12 million in letters of credit had been issued as of September 30, 1999, and 1998, respectively.

Note 16 - Commitments and Contingent Liabilities
------------------------------------------------

At September 30, 1999, the Company was a lessee under lease agreements for facilities with minimum future commitments as follows: years ending September 30, 2000 - $14 million; 2001 - $12 million; 2002 - $10 million; 2003 - $7 million; 2004 - $4 million and thereafter - $4 million.

TMCC has guaranteed payments of principal and interest on $58 million principal amount of flexible rate demand pollution control revenue bonds maturing in 2006, issued in connection with the Kentucky manufacturing facility of an affiliate.

Effective August 1999, TMCC has guaranteed payments of principal, interest and premiums, if any, on $67.5 million principal amount of flexible rate demand solid waste disposal revenue bonds issued by Putnam County, West Virginia, of which $40 million matures in June 2028, and $27.5 million matures in August 2029. The bonds were issued in connection with the West Virginia manufacturing facility of an affiliate.

Effective February 1999, TMCC has guaranteed payments of principal, interest and premiums, if any, on $30 million principal amount of flexible rate demand pollution control revenue bonds issued by Gibson County, Indiana, of which $10 million matures in October 2027, January 2028 and January 2029. The bonds were issued in connection with the Indiana manufacturing facility of an affiliate.

Effective July 1999, TMCC has authorized a guarantee of up to $50 million of the debt of TCA, of which $40 million has been guaranteed as of September 30, 1999.

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of September 30, 1999 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations.


Note 17 - Segment Information
-----------------------------

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Segment Information (Continued)
-----------------------------

Financial results for the Company's operating segments are summarized below:

                                                            September 30,
                                               ---------------------------------------
                                                  1999           1998           1997
                                               ---------      ---------      ---------
                                                        (Dollars in Millions)
Assets:

  Financing operations....................     $  24,156      $  22,858      $  19,519
  Insurance operations....................           732            630            447
  Eliminations/reclassifications..........          (310)          (263)          (136)
                                               ---------      ---------      ---------
    Total assets..........................     $  24,578      $  23,225      $  19,830
                                               =========      =========      =========

Gross revenues:

  Financing operations....................     $   3,215      $   3,295      $   3,311
  Insurance operations....................           141            136            125
  Eliminations............................             -              -             (8)
                                               ---------      ---------      ---------
    Total gross revenues..................     $   3,356      $   3,431      $   3,428
                                               =========      =========      =========

Depreciation and amortization:

  Financing operations....................     $   1,710      $   1,825      $   1,821
  Insurance operations....................             1              1              1
                                               ---------      ---------      ---------
    Total depreciation and amortization...     $   1,711      $   1,826      $   1,822
                                               =========      =========      =========

Interest Expense:

  Financing operations....................     $     940      $     994      $     918
  Insurance operations....................             -              -              -
                                               ---------      ---------      ---------
    Total interest expense                     $     940      $     994      $     918
                                               =========      =========      =========

Interest Income:

  Financing operations....................     $       9      $       1      $       -
  Insurance operations....................            20             19             15
                                               ---------      ---------      ---------
    Total interest income                      $      29      $      20      $      15
                                               =========      =========      =========

Income tax expense:

  Financing operations....................     $      87      $      92      $     108
  Insurance operations....................            11             15             13
                                               ---------      ---------      ---------
    Total income tax expense..............     $      98      $     107      $     121
                                               =========      =========      =========

Net Income:

  Financing operations....................     $     113      $     119      $     142
  Insurance operations....................            19             25             20
                                               ---------      ---------      ---------
    Net Income............................     $     132      $     144      $     162
                                               =========      =========      =========

Capital expenditures:

  Financing operations....................     $      33      $      32      $      14
  Insurance operations....................             4              1              1
                                               ---------      ---------      ---------
    Total capital expenditures............     $      37      $      33      $      15
                                               =========      =========      =========


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 18 - Selected Quarterly Financial Data (Unaudited)
-------------------------------------------------------

                                  Total
                                Financing   Interest   Depreciation     Net
                                Revenues    Expense     on Leases      Income
                               ----------   --------   ------------   --------
                                             (Dollars in Millions)
Year Ended September 30, 1999:

   First quarter..............     $  805       $243         $  431       $ 35
   Second quarter.............        786        220            427         28
   Third quarter..............        788        230            410         39
   Fourth quarter.............        786        247            396         30
                                   ------       ----         ------       ----
      Total...................     $3,165       $940         $1,664       $132
                                   ======       ====         ======       ====
Year Ended September 30, 1998:

   First quarter..............     $  796       $234         $  422       $ 37
   Second quarter.............        800        239            414         30
   Third quarter..............        812        249            423         32
   Fourth quarter.............        832        272            422         45
                                   ------       ----         ------       ----
      Total...................     $3,240       $994         $1,681       $144
                                   ======       ====         ======       ====

Year Ended September 30, 1997:

   First quarter..............     $  830       $227         $  471       $ 38
   Second quarter.............        829        225            446         47
   Third quarter..............        812        228            438         44
   Fourth quarter.............        794        238            426         33
                                   ------       ----         ------       ----
      Total...................     $3,265       $918         $1,781       $162
                                   ======       ====         ======       ====



Note 19 - Subsequent Events
---------------------------

In December 1999, TMCC increased its investment in TCA from 15% to 33%. Accordingly, the Company will change its method of carrying the investment from cost to equity method in fiscal 2000 as required by generally accepted accounting principles.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of November 30, 1999.

           Name                Age              Position
           ----                ---              --------
Yoshimi Inaba.............      53     Director and President, TMCC;
                                       Director and President, TMS;
                                       Director, TMC

George Borst .............      51     Director, Senior Vice President
                                       and General Manager, TMCC;
                                       Senior Vice President, TMS

Nobukazu Tsurumi..........      51     Director, Group Vice President
                                       and Treasurer, TMCC


Robert Pitts..............      51     Director and Secretary, TMCC;
                                       Group Vice President, TMS

James Press...............      53     Director, TMCC; Director and
                                       Executive Vice President, TMS

Chiaki Yamaguchi..........      49     Director, TMCC; Senior Vice
                                       President and Treasurer, TMS

Douglas West..............      54     Director, TMCC; Senior Vice
                                       President and Secretary, TMS

Ryuji Araki...............      59     Director, TMCC; Senior Managing
                                       Director, TMC

Michael Deaderick.........      53     Group Vice President - Operations
                                       and Assistant Secretary, TMCC; Group
                                       Vice President, TMS

All directors of TMCC are elected annually and hold office until their successors are elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

Mr. Inaba was named Director and President of TMCC and TMS in June 1999. From June 1997 to June 1999, Mr. Inaba was the General Manager of the Europe, Africa and United Kingdom Division of TMC. In addition, Mr. Inaba became a member of TMC's Board of Directors in 1997. From June 1996 to May 1997, Mr. Inaba was Senior Vice President of TMS. From August 1995 to May 1996, Mr. Inaba was Group Vice President of TMS. Mr. Inaba has been employed with TMC, in various positions worldwide, since 1968.

Mr. Borst was named Director and Senior Vice President and General Manager of TMCC in April 1997 and Senior Vice President of TMS in June 1997. From January 1993 to May 1997, Mr. Borst was Group Vice President of TMS. From April 1989 to December 1992, Mr. Borst was a Vice President of TMS. Mr. Borst has been employed with TMS, in various positions, since 1985.

Mr. Tsurumi was named Director, Group Vice President and Treasurer of TMCC and Vice President of TMS in January 1999. From January 1996 to December 1998, Mr. Tsurumi was Managing Director for Toyota Finance Australia. From January 1994 to December 1995, Mr. Tsurumi was Deputy General Manager of the Accounting Division of TMC. Mr. Tsurumi has been employed with TMC, in various positions worldwide, since 1971.

Mr. Pitts was named Director of TMCC and Group Vice President of TMS in April 1993 and Secretary of TMCC in April 1997. From January 1984 to March 1993, he was an executive with TMCC having been named General Manager in January 1984 and Vice President in April 1989. Mr. Pitts has been employed with TMS and TMCC, in various positions, since 1971.

Mr. Press was named Director of TMCC in July 1999. He is also a Director and Executive Vice President of TMS, positions he has held since June, 1996 and July 1999, respectively. From March 1998 to July 1999, he was a Senior Vice President of TMS. From April 1995 to March 1998, Mr. Press was Senior Vice President and General Manager of Lexus. Mr. Press has been employed with TMS, in various positions, since 1970.

Mr. Yamaguchi was named Director of TMCC and Senior Vice President and Treasurer of TMS in May 1998. Mr. Yamaguchi became the General Manager of the Financial Planning and Insurance Department of TMC in January 1997 and became the General Manager of Funds and Foreign Exchange Management Department in January 1998. From February 1990 to December 1996, Mr. Yamaguchi worked for Chairman Shoichiro Toyoda as an Executive Assistant in the Toyota head office. Mr. Yamaguchi has been employed with TMC, in various positions worldwide, since 1972.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid to the Company's Principal Executive Officer and the most highly compensated executive officers whose salary and bonus for the latest fiscal year exceeded $100,000, for services rendered in all capacities to the Company for the fiscal years ended September 30, 1999, 1998 and 1997.

                                    Annual Compensation
                        --------------------------------------------
                                                        Other Annual    All
     Name and           Fiscal                          Compensation   Other
Principal Position       Year   Salary ($)   Bonus ($)     ($)<F1>    ($)<F2>
---------------------   ------  ----------   ---------  ------------  -------
George Borst <F3>       1999     $273,400    $162,300             -   $8,700
Principal Executive     1998     $237,700    $150,300             -   $3,300
Officer                 1997     $115,500     $56,700             -   $3,300

Nobukazu Tsurumi <F4>   1999     $117,700     $25,300       $23,800        -
Group Vice President    1998          N/A         N/A           N/A      N/A
                        1997          N/A         N/A           N/A      N/A


Michael Deaderick       1999     $215,300    $120,000             -   $7,900
Group Vice President    1998     $193,200     $94,400             -   $7,000
                        1997     $176,600     $81,600             -   $6,400

------------
<F1> The amounts in this column represent housing allowances and relocation costs.
<F2> The amounts in this column represent the Company's allocated contribution under the TMS Savings Plan (the "Plan"), a tax-qualified 401(k) Plan. Participants in the Plan may elect, subject to applicable law, to contribute up to 15% of their base compensation on a pre-tax basis to which the Company adds an amount equal to two-thirds of the first 6% of the employee's contribution. Participants are vested 25% each year with respect to the Company's contribution and are fully vested after four years. Subject to the limitations of the Plan, employee and Company contributions are invested in various investment options at the discretion of the employee. TMS also maintains a 401(k) Excess Plan, a non-qualified deferred compensation plan which has similar provisions to the Saving Plan.
<F3> Effective April 1, 1997, Mr. Borst was appointed as Principal Executive
Officer. The compensation presented for Mr. Borst in fiscal year 1997 reflects amounts earned for services to the Company during the partial period of the fiscal year Mr. Borst served as Principal Executive Officer.
<F4> Effective January 1, 1999, Mr. Tsurumi was appointed as Group Vice
President and Treasurer. The compensation presented for Mr. Tsurumi for fiscal year 1999 reflects amounts earned for services to the Company during the partial period of the fiscal year served.

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

The TMS Supplemental Executive Retirement Plan (TMS SERP), a non-qualified non-contributing benefit plan, authorizes a benefit to be paid to eligible executives, including Mr. Borst and Mr. Deaderick. Benefits under the TMS SERP, expressed as an annuity payable monthly, are based on 2% of the executive's compensation recognized under the plan multiplied by the years of service credited under the plan (up to a maximum of 30), offset by benefits payable under the TMS Pension Plan and the executive's primary Social Security benefit. A covered participant's compensation may include base pay and a percentage (not in excess of 100%) of bonus pay, depending on the executive's length of service in certain executive positions. Similarly, years of service credited under the plan are determined by reference, in part, to the executive's length of service in certain executive positions. No benefit is payable under the TMS SERP to an executive unless the executive's termination of employment occurs on a date, after the executive reaches age 55, that is agreed in writing by the President of TMS and the executive; and the executive is vested in benefits under the TMS Pension Plan, or unless the executive accepts an invitation to retire extended by the President of TMS.

Mr. Borst is a participant in the TMS Pension Plan and the TMS SERP, and had 14 years of total credited service as of September 30, 1999. Based upon years of credited service allocable to TMCC, Mr. Borst may be entitled to receive approximately $22,000 in annual pension plan benefits when Mr. Borst reaches age 62. Mr. Borst also may be entitled to receive pension benefits from TMS based upon services to and compensation by TMS.

Mr. Deaderick is a participant in the TMS Pension Plan and the TMS SERP, and had 25 years of total credited service as of September 30, 1999. Based upon years of credited service allocable to TMCC, Mr. Deaderick may be entitled to receive approximately $74,000 in annual pension plan benefits when Mr. Deaderick reaches age 62. Mr. Deaderick also may be entitled to receive pension benefits from TMS based upon services to and compensation by TMS.


Compensation of Directors

No amounts are paid to members of the TMCC Board of Directors for their services as directors.

Compensation Committee Interlocks and Insider Participation

Members of the Executive Committee of the Board of Directors, which consists of the directors of TMCC other than Mr. Araki, participate in decisions regarding the compensation of the executive officers of the Company. Certain of the members of the Executive Committee are current or former executive officers of the Company. Certain of the members of the Executive Committee are also current executive officers and directors of TMS and its affiliates and participate in compensation decisions for those entities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the date hereof, all of TMCC's capital stock is owned by TMS.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS.

Transactions between the Company, TMS and TMMNA are included in Note 2,
Note 11, Note 14, Note 15 and Note 16 of the Notes to the Consolidated Financial Statements as well as Item 1 and Item 7. Certain directors and executive officers of TMCC are also directors and executive officers of TMS as described in Item 10.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements

          Included in Part II, Item 8 of this Form 10-K. See Index to Financial Statements on page 29.

   (2)Exhibits

          The exhibits listed on the accompanying Exhibit Index, starting on page 70, are filed as part of, or incorporated by reference into, this Report.

(b)Reports on Form 8-K

          There were no reports on Form 8-K filed by the registrant during the quarter ended September 30, 1999.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 20th day of December, 1999.

                                        TOYOTA MOTOR CREDIT CORPORATION


                                        By     /S/ GEORGE E. BORST
                                           ------------------------------
                                                  George E. Borst
                                               Senior Vice President
                                                and General Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 20th day of December, 1999.

            Signature                                   Title
            ---------                                   -----
                                          Senior Vice President and General
                                                 Manager and Director
      /S/ GEORGE E. BORST                   (Principal Executive Officer)
------------------------------------
          George E. Borst

                                                Group Vice President/
                                                Treasurer and Director
      /S/ NOBUKAZU TSURUMI                   (Principal Financial Officer)
------------------------------------
          Nobukazu Tsurumi

                                               Vice President - Finance
                                                  and Administration
      /S/ GREGORY WILLIS                     (Principal Accounting Officer)
------------------------------------
          Gregory Willis



      /S/ JAMES PRESS                                   Director
------------------------------------
          James Press


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

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

4.2(b)   First Supplemental Indenture dated as of
         October 1, 1991 among TMCC, Bankers Trust Company
         and The Chase Manhattan Bank, N.A.                           (5)

4.3(a)   Second Amended and Restated Agency Agreement dated
         July 24, 1997 among TMCC, The Chase Manhattan Bank
         and Chase Manhattan Bank Luxembourg S.A.                    (19)

4.3(b)   Amendment No.1 to Second Amended and Restated Agency
         Agreement dated July 24, 1998 among TMCC, The Chase
         Manhattan Bank and Chase Manhattan Bank Luxembourg S.A.     (21)

4.3(c)   Amendment No.2 to Second Amended and Restated Agency        Filed
         Agreement dated July 23, 1999 among TMCC, The Chase        Herewith
         Manhattan Bank and Chase Manhattan Bank Luxembourg S.A.

4.4 TMCC has outstanding certain long-term debt as set forth in Note 8 of the Notes to Consolidated Financial Statements. Not filed herein as an exhibit, pursuant to Item 601(b) (4)(iii)(A) of Regulation S-K under the Securities Act of 1933, is any instrument which defines the rights of holders of such long-term debt, where the total amount of securities authorized thereunder does not exceed 10% of the total assets of TMCC and its subsidiaries on a consolidated basis. TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request.

10.1(a)  Operating Agreement dated January 16, 1984 between
         TMCC and TMS.                                               (15)

10.1(b)  Amendment No. 1 to Operating Agreement dated May 14, 1996
         between TMCC and TMS.                                       (11)

10.1(c)  Amendment No. 2 to Operating Agreement dated December 1,
         1997 between TMCC, TMS and TMMNA                            (20)





-----------------
(5) Incorporated herein by reference to Exhibit 4.1 filed with TMCC's Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.
(11) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-9961.
(15) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.
(19) Incorporated herein by reference to Exhibit 4.3(a) filed with TMCC's Current Report on Form 10-K for the year ended September 30, 1997, Commission File No. 1-9961.
(20) Incorporated herein by reference to Exhibit 10.1(c) filed with TMCC's Current Report on Form 10-K for the year ended September 30, 1997, Commission File No. 1-9961.
(21) Incorporated herein by reference to Exhibit 4.3(b) filed with TMCC's Current Report on Form 10-K for the year ended September 30, 1998, Commission File No. 1-9961.

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------


10.1(d)  Amendment No. 3 to Operating Agreement dated June 1, 1999
         between TMCC, TMS and TMMNA                                 (22)

10.4     Form of Indemnification Agreement between TMCC and
         its directors and officers.                                 (12)

10.5(a)  Three-year Credit Agreement (the "Three-year Agreement")
         dated as of September 29, 1994 among TMCC, Morgan
         Guaranty Trust Company of New York, as agent, and
         Bank of America National Trust and Savings Association,
         The Bank of Tokyo, Ltd., The Chase  Manhattan Bank, N.A.,
         Citicorp USA, Inc. and Credit Suisse, as Co-Agents.         (13)

10.5(b)  Amendment No. 1 dated September 28, 1995 to the
         Three-year Agreement.                                       (14)

10.5(c)  Amended and Restated Credit Agreement dated
         September 24, 1996 to the Three-year Agreement.             (16)


10.5(d)  Amended and Restated Credit Agreement dated
         September 23, 1997 to the Three-year Agreement.             (17)

10.5 (e) Amendment dated March 19, 1999 to the                       Filed
         Three-year Agreement                                       Herewith

10.5(f)  Amended and Restated Credit Agreement dated                 Filed
         September 17, 1999 to the Three-year Agreement.            Herewith

10.5(g)  Fourth Amended and Restated 364-Day Credit Agreement
         dated September 17, 1999 among TMCC, Bank of America
         N.A. as Administrative Agent, The Chase Manhattan
         Bank as Syndication Agent, The Bank of Tokyo-Mitsubishi
         Ltd., and Citicorp USA, Inc. as Documentation Agents,
         Banc of America Securities LLC as Sole Lead Arranger         Filed
         and Sole Book Manager and the other Banks named therein.    Herewith







----------------
(12) Incorporated herein by reference to Exhibit 10.6 filed with TMCC's Registration Statement on Form S-1, Commission File No. 33-22440.
(13) Incorporated herein by reference to Exhibit 10.10 filed with TMCC's Report on Form 10-K for the year ended September 30, 1994,
     Commission File No. 1-9961.
(14) Incorporated herein by reference to Exhibit 10.10(a) filed with TMCC's Report on Form 10-K for the year ended September 30, 1995, Commission File No. 1-9961.
(16) Incorporated herein by reference to Exhibit 10.9(d) filed with TMCC's Report on Form 10-K for the year ended September 30, 1996, Commission File No. 1-9961.
(17) Incorporated herein by reference to Exhibit 10.5(f) filed with TMCC's Report on Form 10-K for the year ended September 30, 1997, Commission File No. 1-9961.
(22) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Report on Form 10-Q for the quarter ended June 30, 1999, Commission File No. 1-9961.

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

10.6     Toyota Motor Sales, U.S.A., Inc. Supplemental
         Executive Retirement Plan. *                                 (9)

10.7     Toyota Motor Sales, U.S.A., Inc. 401(k)
         Excess Plan. *                                               (10)

10.8     Amended and Restated Trust and Servicing Agreement
         dated as of October 1, 1996 by and among TMCC,
         TMTT, Inc., as titling trustee and U.S. Bank National
         Association, as trust agent.                                 (18)

12.1     Calculation of ratio of earnings to fixed charges.          Filed
                                                                    Herewith

21.1     TMCC's list of subsidiaries.                                Filed
                                                                    Herewith

23.1     Consent of Independent Accountants.                         Filed
                                                                    Herewith

27.1     Financial Data Schedule.                                     Filed
                                                                     Herewith


























----------------
(9) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(10) Incorporated herein by reference to Exhibit 10.2 filed with TMCC's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(18) Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Lease Trust 1997-A's Report on Form 8-A dated December 23, 1997, Commission File No. 333-26717
*- Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.