Form 10-Q
period 1999-12-31
TOYOTA MOTOR CREDIT CORP
filed 2000-02-11
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1999
                                     -----------------
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

          As of January 31, 2000, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                December 31,    September 30,    December 31,
                                                    1999            1999             1998
                                                ------------    -------------    ------------
                                                (Unaudited)                       (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................           $   135          $   180         $   167
Investments in marketable securities......               452              450             455
Finance receivables, net..................            15,492           13,856          11,514
Investments in operating leases, net......             8,426            8,605           9,428
Receivable from Parent and Affiliate......               379              717           1,924
Other receivables.........................               320              366             351
Deferred charges..........................               124              131             147
Other assets..............................               244              242             278
Income taxes receivable...................                 -               31               -
                                                     -------          -------         -------

         Total Assets.....................           $25,572          $24,578         $24,264
                                                     =======          =======         =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................           $19,265          $18,565         $18,942
Accrued interest..........................               142              161             143
Accounts payable and accrued expenses.....             1,383            1,096             796
Deposits..................................               192              201             234
Income taxes payable......................                82                -              71
Deferred income...........................               641              636             580
Deferred income taxes.....................             1,463            1,554           1,225
                                                     -------          -------         -------
      Total Liabilities...................            23,168           22,213          21,991
                                                     -------          -------         -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; 91,500
      issued and outstanding).............               915              915             915
   Retained earnings......................             1,467            1,435           1,338
   Accumulated other comprehensive
      income..............................                22               15              20
                                                     -------          -------         -------
      Total Shareholder's Equity..........             2,404            2,365           2,273
                                                     -------          -------         -------
         Total Liabilities and
         Shareholder's Equity.............           $25,572          $24,578         $24,264
                                                     =======          =======         =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                                    Three Months Ended
                                                        December 31,
                                                    ------------------
                                                     1999        1998
                                                    ------      ------
                                                        (Unaudited)

Financing Revenues:

   Leasing.................................         $  583      $  620
   Retail financing........................            183         161
   Wholesale and other dealer financing....             31          24
                                                    ------      ------

Total financing revenues...................            797         805

   Depreciation on leases..................            383         431
   Interest expense........................            277         240
                                                    ------      ------


Net financing revenues.....................            137         134

Insurance premiums earned and contract
   revenues................................             34          28


Investment and other income................             22          24
                                                    ------       -----

Net financing revenues and other revenues..            193         186
                                                    ------      ------

Expenses:

   Operating and administrative............             91          83
   Provision for credit losses.............             29          29
   Insurance losses and loss adjustment
      expenses.............................             18          15
                                                    ------      ------

Total expenses.............................            138         127
                                                    ------      ------

Income before income taxes.................             55          59

Provision for income taxes.................             23          24
                                                    ------      ------

Net Income.................................         $   32      $   35
                                                    ======      ======



       See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                         Accumulated
                                                           Other
                                    Capital  Retained  Comprehensive
                                     Stock   Earnings      Income       Total
                                    -------  --------  -------------   -------

Balance at September 30, 1998....    $  915   $ 1,303    $       13     $2,231
                                     ------   -------    ----------     ------

Net income for the three months
   ended December 31, 1998.......         -        35             -         35

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             7          7
                                     ------  --------    ----------     ------
Total Comprehensive Income                -        35             7         42
                                     ------  --------    ----------     ------


Balance at December 31, 1998.....    $  915   $ 1,338    $       20     $2,273
                                     ======   =======    ==========     ======




Balance at September 30, 1999....    $  915   $ 1,435    $       15     $2,365
                                     ------   -------    ----------     ------

Net income for the three months
   ended December 31, 1999.......         -        32             -         32

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             7          7
                                     ------  --------    ----------     ------
Total Comprehensive Income                -        32             7         39
                                     ------  --------    ----------     ------


Balance at December 31, 1999.....    $  915   $ 1,467    $       22     $2,404
                                     ======   =======    ==========     ======





See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                     Three Months Ended
                                                                         December 31,
                                                                  --------------------------
                                                                   1999                1998
                                                                  ------              ------
                                                                          (Unaudited)
Cash flows from operating activities:

   Net income............................................         $   32              $   35
                                                                  ------              ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization...................            400                 452
         Provision for credit losses.....................             29                  29
         Gain from sale of finance receivables, net......             (1)                 (5)
         Decrease in other assets........................             70                 324
         Decrease in accrued interest....................            (19)                (33)
         Decrease in deferred income taxes...............            (95)               (158)
         Increase in other liabilities...................             81                  22
                                                                  ------              ------
   Total adjustments.....................................            465                 631
                                                                  ------              ------

Net cash provided by operating activities................            497                 666
                                                                  ------              ------

Cash flows from investing activities:

   Addition to investments in marketable securities......            (81)               (171)
   Disposition of investments in marketable securities...             89                 163
   Purchase of finance receivables.......................         (6,065)             (4,573)
   Liquidation of finance receivables....................          4,368               3,723
   Proceeds from sale of finance receivables.............             27                 821
   Addition to investments in operating leases...........           (754)               (839)
   Disposition of investments in operating leases........            560                 756
   Change in receivable from Parent and Affiliate........            337              (1,686)
                                                                  ------              ------

Net cash used in investing activities....................         (1,519)             (1,806)
                                                                  ------              ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.....          1,749               3,542
   Payments on notes and loans payable...................         (1,790)             (1,104)
   Net increase (decrease) in commercial paper with
      original maturities less than 90 days..............          1,018              (1,287)
                                                                  ------              ------

Net cash provided by financing activities................            977               1,151
                                                                  ------              ------


Net (decrease) increase in cash and cash equivalents.....            (45)                 11

Cash and cash equivalents at the beginning of the period.            180                 156
                                                                  ------              ------

Cash and cash equivalents at the end of the period.......         $  135              $  167
                                                                  ======              ======

Supplemental disclosures:

   Interest paid.........................................         $  290              $  276
   Income taxes paid.....................................         $    5              $    7


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

Information pertaining to the three months ended December 31, 1999 and 1998 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended
December 31, 1999 are not necessarily indicative of those expected for any other interim period or for a full year. Certain December 1998 accounts have been reclassified to conform with the December 1999 and September 1999 presentation.

Toyota Credit Argentina S.A. ("TCA") was incorporated in September 1998 and commenced business operations in December 1998. TCA provides retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. TCA is owned 67% by Toyota Motor Corporation ("TMC") and 33% by Toyota Motor Credit Corporation ("TMCC"). As of December 31, 1999 TMCC's investment in TCA totaled $5 million and is accounted for using the equity method.

Banco Toyota do Brasil ("BTB") was incorporated in January 1999 and commenced business operations in June 1999. BTB provides retail and lease financing to authorized Toyota vehicle dealers and their customers in Brazil. BTB is owned 85% by TMC and 15% by TMCC. As of December 31, 1999 TMCC's investment in BTB totaled $4 million and is accounted for using the cost method.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and other notes to the consolidated financial statements included in TMCC's 1999 Annual Report to the Securities and Exchange Commission ("SEC") on Form 10-K.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                            December 31,   September 30,   December 31,
                                                1999           1999            1998
                                            ------------   -------------   ------------
                                                       (Dollars in Millions)

Retail...................................        $10,200         $ 9,524        $ 8,529
Finance leases...........................          4,624           4,065          2,386
Wholesale and other dealer loans.........          1,807           1,292          1,369
                                                 -------         -------        -------
                                                  16,631          14,881         12,284
Unearned income..........................           (993)           (888)          (642)
Allowance for credit losses..............           (146)           (137)          (128)
                                                 -------         -------        -------
   Finance receivables, net..............        $15,492         $13,856        $11,514
                                                 =======         =======        =======

Finance leases included estimated unguaranteed residual values of $924 million, $823 million and $650 million at December 31, 1999, September 30, 1999 and December 31, 1998, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $29 million, $20 million and $19 million at December 31, 1999, September 30, 1999 and December 31, 1998, respectively.


Note 3 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                           December 31,   September 30,    December 31,
                                               1999           1999             1998
                                           ------------   -------------    ------------
                                                       (Dollars in Millions)

Vehicles.................................       $10,067         $10,246         $11,428
Equipment and other......................           567             548             474
                                                -------         -------         -------
                                                 10,634          10,794          11,902
Accumulated depreciation.................        (2,145)         (2,124)         (2,381)
Allowance for credit losses .............           (63)            (65)            (93)
                                                -------         -------         -------
Investments in operating leases, net.....       $ 8,426         $ 8,605         $ 9,428
                                                =======         =======         =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                           December 31,       September 30,     December 31,
                                               1999                1999             1998
                                           ------------       -------------     ------------
                                                          (Dollars in Millions)
Commercial paper, net....................       $ 2,642             $ 1,427          $ 2,069
Extendible commercial notes, net.........            75                 146                -
                                                -------             -------          -------
Other senior debt, due in the years
   ending September 30,:
   1999..................................             -                   -            1,744
   2000..................................         2,440               4,077            3,118
   2001..................................         3,799               3,213            3,223
   2002..................................         2,628               2,718            2,661
   2003..................................         2,044               2,095            1,831
   2004..................................         2,773               2,466            1,882
   Thereafter............................         2,784               2,336            2,313
                                                -------             -------          -------
                                                 16,468              16,905           16,772
Unamortized premium......................            80                  87              101
                                                -------             -------          -------
   Total other senior debt...............        16,548              16,992           16,873
                                                -------             -------          -------
      Notes and loans payable............       $19,265             $18,565          $18,942
                                                =======             =======          =======

Short-term borrowings include commercial paper, extendible commercial notes and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 27 days and 6.01%, respectively, at December 31, 1999. The weighted average remaining term and weighted average interest rate on extendible commercial notes at December 31, 1999 was 20 days and 6.21%, respectively. Short-term MTNs with original terms of one year or less, included in other senior debt, were $1.3 billion at December 31, 1999. The weighted average interest rate on these short-term MTNs was 6.16% at December 31, 1999, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 6.06% at December 31, 1999, including the effect of derivative financial instruments. This rate has been calculated using rates in effect at December 31, 1999, substantially all of which are floating rates that reset periodically. Approximately 43% of other senior debt at December 31, 1999 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 5.89% at December 31, 1999. TMCC manages interest rate risk through continuous adjustment of the mix of fixed and floating rate debt using interest rate swap agreements and option-based products.

Included in notes and loans payable at December 31, 1999 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $8.1 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at December 31, 1999. The receivables or payables arising as a result of the differences between the December 31, 1999 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in other receivables or accounts payable and accrued expenses, respectively, and in aggregate reflect a net payable position of $904 million at December 31, 1999.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Related Party Transactions
-----------------------------------

TMCC has an arrangement to borrow from and invest funds with Toyota Motor Sales, U.S.A., Inc. ("TMS" or "Parent") at short term market rates. For the three months ended December 31, 1999 and 1998, the highest amounts of funds, included in Receivable from Parent and Affiliate, invested with TMS were $759 million and $2.0 billion, respectively. Interest earned on these investments totaled $5 million and $16 million for the three months ended December 31, 1999 and 1998, respectively.


Note 6 - Commitments and Contingent Liabilities
-----------------------------------------------

As of December 31, 1999, TMCC has guaranteed payments of principal, interest and premiums, if any, on $155.5 million principal amount of bonds issued in connection with the manufacturing facilities of certain of its affiliates. Effective July 1999, TMCC authorized the guarantee of up to $50 million of the debt of TCA, of which $40 million has been guaranteed as of December 31, 1999.


Note 7 - Segment Information
----------------------------

Financial results for the Company's operating segments are summarized below:

                                           Three Months Ended
                                               December 31,
                                           ------------------
                                            1999        1998
                                           -------     -------
                                          (Dollars in Millions)
Assets:

  Financing operations..............       $25,108     $23,877
  Insurance operations..............           769         638
  Eliminations/reclassifications....          (305)       (251)
                                           -------     -------
    Total assets....................       $25,572     $24,264
                                           =======     =======

Gross revenues:

  Financing operations..............       $   814     $   823
  Insurance operations..............            39          34
                                           -------     -------
    Total gross revenues............       $   853     $   857
                                           =======     =======

Net income:

  Financing operations..............       $    27     $    28
  Insurance operations..............             5           7
                                           -------     -------
    Total net income................       $    32     $    35
                                           =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes TMCC's net income by operating segment for the three months ended December 31, 1999 and 1998:

                                           Three Months Ended
                                              December 31,
                                           ------------------
                                           1999          1998
                                           ----          ----
                                          (Dollars in Millions)
Net income:
  Financing operations................      $27           $28
  Insurance operations................        5             7
                                            ---           ---
     Total net income.................      $32           $35
                                            ===           ===


Net income from financing operations decreased 4% for the quarter ended December 31, 1999, as compared with the same period in fiscal 1999 primarily due to higher interest expense, decreased financing revenues and higher operating and administrative expenses, substantially offset by lower depreciation on leases.


Net income from insurance operations decreased 29% for the quarter ended December 31, 1999, as compared with the same period in fiscal 1999, primarily due to higher operating and administrative expenses and higher insurance losses and loss adjustment expenses, partially offset by increased revenues and the $1.5 million gain on the sale of Toyota Motor Life Insurance Company, an indirect wholly-owned subsidiary of TMCC.

Earning Assets
--------------

The composition of TMCC's net earning assets (which excludes retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the three months ended December 31, 1999 and 1998 are summarized below:


                                           December 31,   September 30,   December 31,
                                               1999           1999            1998
                                           -----------    -------------   ------------
                                                      (Dollars in Millions)

Vehicle lease
 Investment in operating leases, net.....      $ 8,098          $ 8,290       $ 9,192
 Finance leases, net.....................        3,778            3,315         1,908
                                               -------          -------       -------
Total vehicle leases.....................       11,876           11,605        11,100

Vehicle retail finance receivables, net..        9,542            8,916         7,933
Vehicle wholesale and other receivables..        2,709            2,142         2,130
Allowance for credit losses..............         (209)            (202)         (221)
                                               -------          -------       -------
Total net earning assets.................      $23,918          $22,461       $20,942
                                               =======          =======       =======



                                                      Three Months Ended
                                                         December 31,
                                                      ------------------
                                                       1999        1998
                                                      -------    -------
Total contract volume:
   Vehicle lease...................................    57,000     55,000
   Vehicle retail..................................    85,000     56,000
                                                      -------    -------
Total..............................................   142,000    111,000
                                                      =======    =======

TMS sponsored contract volume:
   Vehicle lease...................................    14,000      5,000
   Vehicle retail..................................     5,000      3,000
                                                      -------    -------
Total..............................................    19,000      8,000
                                                      =======    =======

Finance penetration (excluding fleet):
   Vehicle lease...................................     16.0%      16.1%
   Vehicle retail..................................     15.2%      11.1%
                                                        -----      -----
Total..............................................     31.2%      27.2%
                                                        =====      =====

TMCC's net earning assets increased to $23.9 billion at December 31, 1999 from $22.5 billion at September 30, 1999 and $20.9 billion at December 31, 1998. Asset growth from September 30, 1999 and December 31, 1998, reflects primarily higher retail contract volume and increased lease earning assets. The increase in retail earning assets was partially offset by the sale of $989 million of retail finance receivables in July 1999. Wholesale earning assets increased from September 30, 1999 and December 31, 1998, due to an increase in the number of dealers receiving wholesale financing from TMCC. The allowance for credit losses increased from September 30, 1999 reflecting asset growth and is deemed adequate to cover expected losses based on current and historical credit loss experience, portfolio composition and other factors.

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

TMCC's lease contract volume increased in the first quarter of fiscal 2000 as compared with the same period in fiscal 1999 reflecting higher levels of programs sponsored by TMS.

TMCC's retail contract volume increased in the first quarter of fiscal 2000 as compared with the same period in fiscal 1999 primarily due to higher finance penetration on strong sales of Toyota and Lexus vehicles.

Net Financing Revenues and Other Revenues
-----------------------------------------

TMCC's net financing revenues increased 2% in the first quarter of fiscal 2000 as compared with the same period in fiscal 1999 primarily due to lower depreciation on leases, described below under Depreciation on Leases and increased retail and wholesale revenue, substantially offset by higher interest expense and lower leasing revenue. TMCC's continued use of the Titling Trust to purchase leases has caused a shift in the composition of earning assets from operating leases to finance receivables, as discussed earlier, and resulted in increased revenues from finance leases (until such interests in leases were sold in securitization transactions) and reduced operating lease revenues and depreciation on operating leases.

Insurance premiums earned and contract revenues increased 21% in the first quarter of fiscal 2000 as compared with the same period in fiscal 1999 due to higher underwriting revenues associated with in-force agreements.

The following table summarizes TMCC's investment and other income for the three months ended December 31, 1999 and 1998:

                                            Three Months Ended
                                               December 31,
                                            ------------------
                                            1999          1998
                                            ----          ----
                                           (Dollars in Millions)
Investment income......................     $ 11          $ 10
Servicing fee income...................       10             9
Gains on assets sold...................        1             5
                                            ----          ----
   Investment and other income.........     $ 22          $ 24
                                            ====          ====


Investment income increased 10% in the first quarter of fiscal 2000 as compared with the same period in fiscal 1999 primarily due to increased interest income.

Servicing fee income increased 11% in the first quarter of fiscal 2000 as compared with the same period in fiscal 1999 due to growth in the combined balance of sold interests in lease finance and sold retail receivables.

Gains on assets sold decreased by $4 million as compared with the same period in fiscal 1999 reflecting a decrease in the amount of finance receivables sold. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale, key assumptions used and current financial market conditions.

Depreciation on Leases
----------------------

The following table sets forth the items included in TMCC's depreciation on leases for the three months ended December 31, 1999 and 1998:

                                                      Three Months Ended
                                                         December 31,
                                                      ------------------
                                                      1999          1998
                                                      ----          ----
                                                     (Dollars in Millions)

  Straight-line depreciation on operating leases...   $321          $361
  Provision for residual value losses..............     62            70
                                                      ----          ----
     Total depreciation on leases..................   $383          $431
                                                      ====          ====

Straight-line depreciation expense decreased 11% in the first quarter of fiscal 2000 as compared with the same period in fiscal 1999 corresponding with a decline in average operating lease assets. As discussed earlier, the acquisition of leases by the Titling Trust has increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation on operating leases.

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

Total unguaranteed residual values related to TMCC's vehicle lease portfolio increased from approximately $6.5 billion at September 30, 1999 to $6.9 billion at December 31, 1999. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors.

The decrease in the provision for residual value losses for the quarter ended December 31, 1999 as compared with the same period in fiscal 1999 reflects management's estimate that current reserve levels are considered adequate to cover expected losses at vehicle disposition as of December 31, 1999. The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 51% in the first quarter of fiscal 2000 as compared to 45% for the same period in fiscal 1999. Losses at vehicle disposition decreased $3 million in the first quarter of fiscal 2000 as compared with the same period in fiscal 1999 and per unit residual value loss rates have improved for the same period.

TMCC believes that industry-wide record levels of incentives on new vehicles and a large supply of late model off-lease vehicles have put downward pressure on used car prices. In addition, TMCC's increased vehicle return rates reflect the impact of competitive new vehicle pricing for core Toyota and Lexus models. Return rates and losses may also be affected by the amount and types of accessories or installed optional equipment included in leased vehicles. Although vehicle loss rates are typically the result of a combination of factors, to the extent certain types of optional equipment depreciate more quickly than the value of the base vehicle, leased vehicles having a greater portion of their manufacturer's suggested retail price attributable to such optional equipment will experience relatively higher levels of loss. TMCC expects the large supply of vehicles coming off-lease to continue through fiscal 2000 and that the full term return ratio and losses will remain at or near current levels.

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

TMCC's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 40 months and 39 months at December 31, 1999 and 1998, respectively.


Interest Expense
----------------

Interest expense increased 15% in the first quarter of fiscal 2000 as compared with the same period in fiscal 1999 primarily due to higher average cost of borrowings and increased average debt outstanding. The weighted average cost of borrowings was 5.89% and 5.50% for the three months ended December 31, 1999 and 1998, respectively.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 10% in the first quarter of fiscal 2000 as compared with the same period in fiscal 1999 reflecting primarily additional personnel and operating costs required to support TMCC's growing customer base, as well as costs in connection with technology-related projects.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses for the quarter ended December 31, 1999 remained at the same level as the quarter ended December 31, 1998. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of December 31, 1999.

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

Net credit loss experience, excluding net losses on receivables sold subject to limited recourse provisions, for the three months ended December 31, 1999 and 1998, was as follows:


                                      Three Months Ended
                                         December 31,
                                      ------------------
                                      1999          1998
                                      -----        -----
                                     (Dollars in Millions)
Gross Credit Losses.............      $25.5        $26.9
Recoveries......................       (4.3)        (4.4)
                                      -----        -----
Net Credit Losses...............      $21.2        $22.5
                                      =====        =====

Annualized Net Credit Losses
   as a % of Average Earning
   Assets.......................      0.36%         0.43%



The allowance for credit losses and the allowance for credit losses as a percent of earning assets as of the balance sheet dates reported herein are summarized below:


                                  December 31,  September 30,  December 31,
                                      1999          1999           1998
                                  ------------  -------------  ------------
                                            (Dollars in Millions)

Allowance for Credit Losses.....         $209           $202          $221

Allowance for Credit Losses
   as a % of Earning Assets.....         0.87%          0.89%         1.04%


Liquidity and Capital Resources
-------------------------------

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities as well as transactions through the Company's asset-backed securities programs. Debt issuances have generally been in the form of commercial paper, extendible commercial notes, domestic and euro medium-term notes ("MTNs"), and bonds.

Commercial paper issuances and extendible commercial notes are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.5 billion to $2.7 billion during the first three months of fiscal 2000, with an average outstanding balance of $2.2 billion. The outstanding balance of extendible commercial notes at December 31, 1999 totaled $75 million. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $2.7 billion at December 31, 1999. No loans were outstanding under any of these bank credit facilities during the first three months of fiscal 2000.
TMCC also maintains uncommitted, unsecured lines of credit with banks totaling $175 million, of which $100 million is maintained along with TMS. At
December 31, 1999, TMCC and TMS had issued approximately $13 million in letters of credit in connection with these uncommitted, unsecured lines of credit.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided TMCC with significant sources of funding. During the first three months of fiscal 2000, TMCC issued approximately $1.5 billion of domestic and euro MTNs and bonds all of which had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at December 31, 1999 ranged from one to eleven years. As of December 31, 1999, TMCC had total MTNs and bonds outstanding of $16.3 billion, of which $7.2 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTNs and other debt securities. At January 31, 2000 approximately $4.6 billion was available for issuance under this registration statement. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's euro MTN program is $16.0 billion. Approximately $5.7 billion was available for issuance under the euro MTN program as of January 31, 2000. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital market that are not issued under its domestic or euro MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets. During the three months ended December 31, 1999, the number and principal amount of leases purchased by the Toyota Lease Trust in connection with TMCC's lease securitization program comprised a significant and increasing percentage of what otherwise would have been TMCC's lease portfolio. However, until leases are included in a securitization transaction, they continue to be classified as finance receivables on TMCC's balance sheet. In addition, TMCC maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests in, retail receivables. As of January 31, 2000, $1.5 billion remained available for issuance under the registration statement.

TMCC's ratio of earnings to fixed charges was 1.20 for the first three months of fiscal 2000 compared to 1.24 for the first three months of fiscal 1999. TMCC believes that the decline in the ratio has not affected its ability to maintain liquidity or access to outside funding sources. The decline in the ratio is due to several factors including higher interest expense and increased personnel and operating expenses attributable to TMCC's growing customer base and technology upgrades.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first three months of fiscal 2000, cash used to purchase additional finance receivables and investments in operating leases, totaling $6.8 billion, was partially provided by the liquidation and sale of earning assets totaling $4.9 billion. Investing activities resulted in a net cash use of $1.5 billion during the first three months of fiscal 2000, as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets. Investing activities were also supported by net cash provided by operating and financing activities totaling $497 million and $977 million, respectively, during the first three months of fiscal 2000. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and extendible commercial notes, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

Year 2000 Date Conversion
-------------------------

The year 2000 issue concerns the inability of computer systems and related applications to function properly in the year 2000 and beyond. As a wholly-owned subsidiary of TMS, TMCC participated in TMS' comprehensive action plan to identify and address year 2000 issues. As part of the year 2000 action plan, TMCC identified and evaluated potential year 2000 problems and implemented changes designed to yield year 2000 compliance in its information technology systems. An additional component of the year 2000 action plan involved TMCC's communications with its external business partners. The risks to TMCC, mitigation efforts and contingency plans have been described in our most recent annual report on Form 10-K. The following information updates those disclosures.

TMCC has completed all major year 2000 projects. With the passage of January 1, 2000, TMCC and its external business partners have not experienced any significant disruptions due to the inability of any system to recognize the century dates accurately. Based on this experience, we currently do not expect any significant disruptions in the future as a result of the year 2000 issue or the fact that 2000 is a leap year. Accordingly, the year 2000 issue has not had, and is not currently expected to have, any material adverse effect on TMCC's results of operation, liquidity or capital resources.

Costs associated with the year 2000 systems and software modifications are generally expensed as incurred. TMS has allocated a portion of its year 2000 costs to TMCC. TMCC's total cost (including allocated costs from TMS) for the year 2000 issue is estimated not to exceed $20 million, of which approximately $17.4 million has been incurred as of December 31, 1999. The estimated total cost to be incurred by TMCC in connection with its year 2000 compliance efforts is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that TMCC believes that industry-wide record levels of incentives on new vehicles and large supply of late model off-lease vehicles have put downward pressure on used car prices; that current reserve levels are considered adequate to cover expected losses at vehicle disposition; that the implementation of the expanded tiered pricing program may result in increased contract yields and increased credit losses in connection with purchases of higher risk contracts; that TMCC expects the large supply of vehicles coming off-lease to continue through fiscal 2000 and that the full term return ratio and losses will remain at or near current levels; that allowances for credit losses are considered adequate to cover expected credit losses; that TMCC anticipates continued use of MTNs and bonds in the United States and the international capital markets; that TMCC may issue bonds in the domestic and international capital markets that are not issued under its MTN programs; that the decline in the ratio of earnings to fixed charges has not affected TMCC's ability to maintain liquidity or access to outside funding sources; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and extendible commercial notes, and asset-backed securitization transactions will provide sufficient liquidity to meet TMCC's future funding requirements; that TMCC does not expect any significant disruptions in the future as a result of the year 2000 issue or the fact that 2000 is a leap year; that the year 2000 issue is not currently expected to have any material adverse effect on TMCC's results of operation, liquidity or capital resources; that the total estimated cost in connection with the year 2000 issue is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources.

The Company cautions that the forward looking statements referred to above involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; increases in prevailing interest rates; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; the effects of any rating agency actions; the monetary policies exercised by the European Central Bank and other monetary authorities; failure of TMCC's business partners to timely resolve their year 2000 issues; increased costs associated with the Company's debt funding efforts; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements, and the Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


As discussed more fully in TMCC's 1999 Annual Report on Form 10-K, TMCC uses a variety of interest rate and currency derivative financial instruments to manage interest rate and currency exchange exposures. TMCC does not use these instruments for trading purposes. Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations.

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at December 31, 1999 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at December 31, 1999 was $81 million on an aggregate notional amount of $26.1 billion. At December 31, 1999 approximately 94% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not currently anticipate non-performance by any of its counterparties.

Changes in interest rates may impact TMCC's future weighted average interest rate on outstanding debt as a result of floating rate liabilities. As of December 31, 1999, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .47% from 6.05% to an estimated 6.52%. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .47% from 6.05% to an estimated 5.58% at December 31, 1999. TMCC's interest rate exposure primarily results from changes in U.S. commercial paper rates and U.S. LIBOR.

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

The value-at-risk methodology uses four years of historical interest rate data to build a database of prediction errors in forward rates for a one month holding period. These prediction errors are then applied randomly to current forward rates through a Monte Carlo process to simulate 500 potential future yield curves. The portfolio is then re-priced with these curves to develop a distribution of future portfolio values. Options in the portfolio are priced with current market implied volatilities and the simulated yield curves using the Black Scholes method. The lowest portfolio value at the 95% confidence interval is compared with the current portfolio value to derive the value-at-risk number.

The value-at-risk and the average value-at-risk of TMCC's portfolio as of December 31, 1999 and for the three months ended December 31, 1999, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:


                                                                 Average for the
                                                 As of         Three Months Ended
                                           December 31, 1999    December 31, 1999
                                           -----------------   -------------------
Mean portfolio value.....................   $3,740.0 million      $3,620.0 million
Value-at-risk............................     $105.9 million         $96.1 million
Percentage of the mean portfolio value...        2.8%                  2.2%
Confidence level.........................       95.0%                 95.0%



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


A reconciliation of the activity of TMCC's derivative financial instruments for the three months ended December 31, 1999 and 1998 is as follows:

                                                  Three Months Ended December 31,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  1999    1998    1999    1998    1999    1998    1999    1998
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $8.8    $9.0    $9.0    $7.3    $6.9    $6.3    $1.3    $0.8

Add:
   New agreements...............   0.8       -     0.5     3.2     1.2     0.2       -       -

Less:

   Terminated agreements........     -       -       -     0.3       -       -       -       -
   Expired agreements...........   1.0     0.1     0.8     0.8     0.6     0.1       -     0.2
                                  ----    ----    ----    ----    ----    ----    ----    ----
Ending notional amount..........  $8.6    $8.9    $8.7    $9.4    $7.5    $6.4    $1.3    $0.6
                                  ====    ====    ====    ====    ====    ====    ====    ====


Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month periods ended December 31, 1999 and 1998, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 11, 2000 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of December 31, 1999 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits

          The exhibits listed on the accompanying Exhibit Index, on page 28, are filed as part of this report.

          (b)   Reports on Form 8-K

          The following report on Form 8-K was filed by the registrant during the quarter ended December 31, 1999, which did not contain financial statements:

          Date of Report                      Items Reported
          -----------------       -------------------------------------------
          November 22, 1999       Item 7 - Financial Statements, Pro Forma
                                  Financial Information and Exhibits

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   February 11, 2000                   By     /S/ GEORGE E. BORST
                                               -------------------------------
                                                       George E. Borst
                                                  Senior Vice President and
                                                       General Manager
                                                (Principal Executive Officer)



Date:   February 11, 2000                   By     /S/ GREGORY B. WILLIS
                                               -------------------------------
                                                       Gregory B. Willis
                                                         Vice President
                                                   Finance and Administration
                                                 (Principal Accounting Officer)

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