Form 10-Q
period 2000-03-31
TOYOTA MOTOR CREDIT CORP
filed 2000-05-12
CIK 834071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 2000
                                     --------------
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

          As of April 30, 2000, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                  March 31,     September 30,       March 31,
                                                    2000            1999              1999
                                                ------------    -------------     ------------
                                                (Unaudited)                        (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................           $   159          $   180          $   161
Investments in marketable securities......               424              450              441
Finance receivables, net..................            16,957           13,856           12,198
Investments in operating leases, net......             8,393            8,605            9,091
Receivable from Parent and Affiliate......                60              717              481
Other receivables.........................               333              366              222
Deferred charges..........................               126              131              135
Other assets..............................               239              242              222
Income taxes receivable...................                 -               31               35
                                                     -------          -------          -------

         Total Assets.....................           $26,691          $24,578          $22,986
                                                     =======          =======          =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................           $20,291          $18,565          $17,174
Accrued interest..........................               176              161              143
Accounts payable and accrued expenses.....             1,451            1,096            1,156
Deposits..................................               183              201              225
Income taxes payable......................                81                -                -
Deferred income...........................               657              636              586
Deferred income taxes.....................             1,430            1,554            1,401
                                                     -------          -------          -------
      Total Liabilities...................            24,269           22,213           20,685
                                                     -------          -------          -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; 91,500
      issued and outstanding).............               915              915              915
   Retained earnings......................             1,492            1,435            1,366
   Accumulated other comprehensive
      income..............................                15               15               20
                                                     -------          -------          -------
      Total Shareholder's Equity..........             2,422            2,365            2,301
                                                     -------          -------          -------
         Total Liabilities and
         Shareholder's Equity.............           $26,691          $24,578          $22,986
                                                     =======          =======          =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                              Three Months Ended    Six Months Ended
                                                   March 31,            March 31,
                                              ------------------    ----------------
                                               2000        1999      2000      1999
                                              ------      ------    ------    ------
                                                            (Unaudited)

Financing Revenues:

   Leasing.................................   $  599      $  599    $1,182    $1,219
   Retail financing........................      194         162       377       323
   Wholesale and other dealer financing....       37          25        68        49
                                              ------      ------    ------    ------

Total financing revenues...................      830         786     1,627     1,591

   Depreciation on leases..................      367         427       750       858
   Interest expense........................      317         220       594       460
                                              ------      ------    ------    ------


Net financing revenues.....................      146         139       283       273

Insurance premiums earned and contract
   revenues................................       34          30        68        58


Investment and other income................        4          20        26        44
                                              ------       -----    ------    ------

Net financing revenues and other revenues..      184         189       377       375
                                              ------      ------    ------    ------

Expenses:

   Operating and administrative............      102          95       193       178
   Provision for credit losses.............       31          30        60        59
   Insurance losses and loss adjustment
      expenses.............................       20          15        38        30
                                              ------      ------    ------    ------

Total expenses.............................      153         140       291       267
                                              ------      ------    ------    ------

Income before income taxes.................       31          49        86       108

Provision for income taxes.................        6          21        29        45
                                              ------      ------    ------    ------

Net Income.................................   $   25      $   28    $   57    $   63
                                              ======      ======    ======    ======



       See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                         Accumulated
                                                           Other
                                    Capital  Retained  Comprehensive
                                     Stock   Earnings      Income       Total
                                    -------  --------  -------------   -------

Balance at September 30, 1998....    $  915   $ 1,303    $       13     $2,231
                                     ------   -------    ----------     ------

Net income for the six months
   ended March 31, 1999..........         -        63             -         63

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             7          7
                                     ------  --------    ----------     ------
Total Comprehensive Income.......         -        63             7         70
                                     ------  --------    ----------     ------


Balance at March 31, 1999........    $  915   $ 1,366    $       20     $2,301
                                     ======   =======    ==========     ======




Balance at September 30, 1999....    $  915   $ 1,435    $       15     $2,365
                                     ------   -------    ----------     ------

Net income for the six months
   ended March 31, 2000..........         -        57             -         57
Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             -          -
                                     ------  --------    ----------     ------
Total Comprehensive Income.......         -        57             -         57
                                     ------  --------    ----------     ------


Balance at March 31, 2000........    $  915   $ 1,492    $       15     $2,422
                                     ======   =======    ==========     ======





          See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                  Six Months Ended March 31,
                                                                  --------------------------
                                                                   2000                1999
                                                                  ------              ------
                                                                          (Unaudited)
Cash flows from operating activities:

   Net income............................................         $   57              $   63
                                                                  ------              ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization...................            800                 878
         Provision for credit losses.....................             60                  59
         Gain from sale of finance receivables, net......             (1)                 (6)
         Realized loss on asset impairment...............             14                   -
         Decrease in other assets........................            142                 297
         Increase (decrease) in accrued interest.........             15                 (33)
         (Decrease) increase in deferred income taxes....           (124)                 17
         Increase (decrease) in other liabilities........            123                 (49)
                                                                  ------              ------
   Total adjustments.....................................          1,029               1,163
                                                                  ------              ------

Net cash provided by operating activities................          1,086               1,226
                                                                  ------              ------

Cash flows from investing activities:

   Addition to investments in marketable securities......           (376)               (335)
   Disposition of investments in marketable securities...            382                 339
   Purchase of finance receivables.......................        (12,334)             (9,189)
   Liquidation of finance receivables....................          9,132               7,513
   Proceeds from sale of finance receivables.............             27                 931
   Addition to investments in operating leases...........         (1,637)             (1,684)
   Disposition of investments in operating leases........          1,119               1,515
   Change in receivable from Parent and Affiliate........            590                (206)
                                                                  ------              ------

Net cash used in investing activities....................         (3,097)             (1,116)
                                                                  ------              ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.....          3,599               3,923
   Payments on notes and loans payable...................         (3,189)             (3,150)
   Net increase (decrease) in commercial paper with
      original maturities less than 90 days..............          1,580                (878)
                                                                  ------              ------

Net cash provided by (used in) financing activities......          1,990                (105)
                                                                  ------              ------

Net (decrease) increase in cash and cash equivalents.....            (21)                  5

Cash and cash equivalents at the beginning of the period.            180                 156
                                                                  ------              ------

Cash and cash equivalents at the end of the period.......         $  159              $  161
                                                                  ======              ======

Supplemental disclosures:

   Interest paid.........................................         $  568              $  516
   Income taxes paid.....................................         $   16              $   10


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

Information pertaining to the three and six months ended March 31, 2000 and 1999 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of those expected for any other interim period or for a full year. Certain March 1999 accounts have been reclassified to conform with the March 2000 and September 1999 presentation.

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                             March 31,     September 30,     March 31,
                                               2000            1999            1999
                                             ---------     -------------     ---------
                                                        (Dollars in Millions)
Retail.....................................    $10,773           $ 9,524       $ 8,753
Finance leases.............................      5,456             4,065         2,813
Wholesale and other dealer loans...........      2,021             1,292         1,468
                                               -------           -------       -------
                                                18,250            14,881        13,034
Unearned income............................     (1,140)             (888)         (703)
Allowance for credit losses................       (153)             (137)         (133)
                                               -------           -------       -------
   Finance receivables, net................    $16,957           $13,856       $12,198
                                               =======           =======       =======

Finance leases included estimated unguaranteed residual values of $1,075 million, $823 million and $651 million at March 31, 2000, September 30, 1999 and March 31, 1999, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $23 million, $20 million and $16 million at March 31, 2000, September 30, 1999 and March 31, 1999, respectively.


Note 3 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                             March 31,       September 30,        March 31,
                                               2000              1999               1999
                                             ---------       -------------        ---------
                                                          (Dollars in Millions)
Vehicles..................................     $10,036             $10,246          $11,047
Equipment and other.......................         592                 548              499
                                               -------             -------          -------
                                                10,628              10,794           11,546
Accumulated depreciation..................      (2,174)             (2,124)          (2,363)
Allowance for credit losses ..............         (61)                (65)             (92)
                                               -------             -------          -------
Investments in operating leases, net......     $ 8,393             $ 8,605          $ 9,091
                                               =======             =======          =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                             March 31,       September 30,       March 31,
                                               2000                1999               1999
                                             ---------       -------------       ---------
                                                         (Dollars in Millions)
Commercial paper, net....................      $ 3,492             $ 1,427         $ 1,484
Extendible commercial notes, net.........          147                 146               -
                                               -------             -------         -------
Other senior debt, due in the years
   ending September 30,:
   1999..................................            -                   -             986
   2000..................................        1,671               4,077           3,003
   2001..................................        3,971               3,213           3,204
   2002..................................        2,601               2,718           2,517
   2003..................................        2,527               2,095           1,772
   2004..................................        2,916               2,466           1,812
   Thereafter............................        2,890               2,336           2,305
                                               -------             -------         -------
                                                16,576              16,905          15,599
Unamortized premium......................           76                  87              91
                                               -------             -------         -------
   Total other senior debt...............       16,652              16,992          15,690
                                               -------             -------         -------
      Notes and loans payable............      $20,291             $18,565         $17,174
                                               =======             =======         =======

Short-term borrowings include commercial paper, extendible commercial notes and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 37 days and 6.05%, respectively, at March 31, 2000. The weighted average remaining term and weighted average interest rate on extendible commercial notes at March 31, 2000 was 23 days and 6.12%, respectively. Short-term MTNs with original terms of one year or less, included in other senior debt, were $1.5 billion at March 31, 2000. The weighted average interest rate on these short-term MTNs was 6.17% at March 31, 2000, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 6.07% at March 31, 2000, including the effect of interest rate swap agreements. This rate has been calculated using rates in effect at March 31, 2000, some of which are floating rates that reset periodically. Approximately 58.8% of other senior debt at March 31, 2000 had interest rates including the effect of interest rate swap agreements that were fixed. The weighted average of these fixed interest rates was 6.48% at March 31, 2000.

Approximately 39.4% of total debt at March 31, 2000 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 6.06% at March 31, 2000. TMCC manages interest rate risk through continuous adjustment of the mix of fixed and floating rate debt using interest rate swap agreements and option-based products.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (continued)
--------------------------------------------

Included in notes and loans payable at March 31, 2000 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $7.5 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at March 31, 2000. The receivables or payables arising as a result of the differences between the March 31, 2000 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in other receivables or accounts payable and accrued expenses, respectively, and in aggregate reflect a net payable position of $903 million at March 31, 2000.


Note 5 - Related Party Transactions
-----------------------------------

TMCC has an arrangement to borrow from and invest funds with Toyota Motor Sales, U.S.A., Inc. ("TMS" or "Parent") at short term market rates. For the six months ended March 31, 2000 and 1999, the highest amounts of funds, included in Receivable from Parent and Affiliate, invested with TMS were $759 million and $2.0 billion, respectively. Interest earned on these investments totaled $4 million and $9 million for the three months ended
March 31, 2000 and 1999, respectively, and $10 million and $25 million for the six months ended March 31, 2000 and 1999, respectively.



Note 6 - Commitments and Contingent Liabilities
-----------------------------------------------

As of March 31, 2000, TMCC has guaranteed payments of principal, interest and premiums, if any, on $165.5 million principal amount of bonds issued in connection with the manufacturing facilities of certain of its affiliates. Effective July 1999, TMCC authorized the guarantee of up to $50 million of the debt of Toyota Credit Argentina S.A. ("TCA"), of which $40 million has been guaranteed as of March 31, 2000.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Segment Information
----------------------------

Financial results for the Company's operating segments are summarized below:

                                           Three Months Ended             Six Months Ended
                                                March 31,                     March 31,
                                           ------------------           -----------------
---
                                            2000        1999              2000        1999
                                           ------     -------           --------    --------
                                                        (Dollars in Millions)
Assets:

  Financing operations..............      $ 26,232    $ 22,590          $ 26,232    $ 22,590
  Insurance operations..............           772         649               772         649
  Eliminations/reclassifications....          (313)       (253)             (313)       (253)
                                          --------    --------          --------    --------
    Total assets....................      $ 26,691    $ 22,986          $ 26,691    $ 22,986
                                          ========    ========          ========    ========

Gross revenues:

  Financing operations..............      $    830    $    800          $  1,644    $  1,623
  Insurance operations..............            38          36                77          70
                                          --------    --------          --------    --------
    Total gross revenues............      $    868    $    836          $  1,721    $  1,693
                                          ========    ========          ========    ========

Net income:

  Financing operations..............      $     14    $     23          $     41    $     51
  Insurance operations..............            11           5                16          12
                                          --------    --------          --------    --------
    Total net income................      $     25    $     28          $     57    $     63
                                          ========    ========          ========    ========



Note 8 - Subsequent Events
--------------------------

Effective April 1, 2000, TMCC has guaranteed payments of principal, interest and premiums, if any, on $20.5 million principal amount of flexible rate demand solid waste disposal revenue bonds issued by Putnam County, West Virginia maturing in April 2030, issued in connection with the West Virginia manufacturing facility of an affiliate.

On April 18, 2000, Toyota Motor Corporation announced its plans to establish Toyota Financial Services Corporation ("TFS"), a Japanese corporation that will eventually oversee Toyota's worldwide financial service operations, including those in the United States. TFS is scheduled to assume ownership of TMCC, currently a subsidiary of TMS, on October 1, 2000.

In March 2000, certain nationally recognized statistical rating organizations placed several classes of TMCC's lease securitizations under review for possible downgrade as a result of higher than expected residual value losses. In April 2000, TMCC announced that it will make a cash capital contribution totaling $102 million to Toyota Leasing, Inc., a wholly-owned subsidiary of TMCC, for deposit into the reserve funds of the lease securitizations under review. TMCC also announced that a portion of the monthly excess cash flows in the transactions will be retained in these reserve funds to supplement the capital contribution. As a result of TMCC's stated intentions, the rating organizations affirmed the original credit ratings for the lease asset-backed securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes TMCC's net income by operating segment for the three and six months ended March 31, 2000 and March 31, 1999:

                                           Three Months Ended       Six Months Ended
                                                March 31,               March 31,
                                           ------------------       ----------------
                                           2000          1999       2000        1999
                                           ----          ----       ----        ----
                                                      (Dollars in Millions)
Net income:
  Financing operations................      $14           $23        $41         $51
  Insurance operations................       11             5         16          12
                                            ---           ---        ---         ---
     Total net income.................      $25           $28        $57         $63
                                            ===           ===        ===         ===


Net income from financing operations decreased 39% and 20% for the quarter and six months ended March 31, 2000, respectively, as compared with the same periods in fiscal 1999 primarily due to lower interest margin as a result of higher interest expense, lower investment and other income and higher operating and administrative expenses, partially offset by lower depreciation on leases and higher financing revenues.

Net income from insurance operations increased $6 million and $4 million for the quarter and six months ended March 31, 2000,respectively, as compared with the same periods in fiscal 1999, primarily due to lower provision for income taxes reflecting a modification of tax allocation treatment for intercompany insurance income which resulted in elimination of previously provided income tax and reduction of current income tax by $7 million.

Earning Assets
--------------

The composition of TMCC's net earning assets (which excludes retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the three and six months ended March 31, 2000 and March 31, 1999 are summarized below:


                                               March 31,      September 30,      March 31,
                                                 2000             1999             1999
                                               ---------      -------------      ---------
                                                         (Dollars in Millions)

Vehicle lease
 Investment in operating leases, net.....        $ 8,048         $ 8,290          $ 8,841
 Finance leases, net.....................          4,454           3,315            2,271
                                                  ------         -------          -------
Total vehicle leases.....................         12,502          11,605           11,112

Vehicle retail finance receivables, net..         10,115           8,916            8,143
Vehicle wholesale and other receivables..          2,947           2,142            2,259
Allowance for credit losses..............           (214)           (202)            (225)
                                                 -------         -------          -------
Total net earning assets.................        $25,350         $22,461          $21,289
                                                 =======         =======          =======


                                            Three Months Ended     Six Months Ended
                                                 March 31,             March 31,
                                            ------------------    ------------------
                                             2000        1999      2000        1999
                                            -------    -------    -------    -------
Total contract volume:
   Vehicle lease..........................   69,000     56,000    126,000    111,000
   Vehicle retail.........................  104,000     72,000    189,000    128,000
                                            -------    -------    -------    -------
Total.....................................  173,000    128,000    315,000    239,000
                                            =======    =======    =======    =======

TMS sponsored contract volume:
   Vehicle lease..........................   17,000     12,000     31,000     17,000
   Vehicle retail.........................   13,000     11,000     18,000     14,000
                                            -------    -------    -------    -------
Total.....................................   30,000     23,000     49,000     31,000
                                            =======    =======    =======    =======

Finance penetration (excluding fleet):
   Vehicle lease..........................    18.8%      18.6%      17.0%      17.3%
   Vehicle retail.........................    18.8%      16.6%      17.4%      13.7%
                                              -----      -----      -----      ----
Total.....................................    37.6%      35.2%      34.4%      31.0%
                                              =====      =====      =====      =====

TMCC's net earning assets increased to $25.4 billion at March 31, 2000 from $22.5 billion at September 30, 1999 and $21.3 billion at March 31, 1999. Asset growth from September 30, 1999 and March 31, 1999, reflects primarily higher vehicle retail and finance lease contract volume, as well as increased wholesale earning assets. The increase in retail earning assets was partially offset by the sale of $989 million of retail finance receivables in July 1999. Wholesale earning assets increased from September 30, 1999 and March 31, 1999, due to an increase in the number of dealers receiving wholesale financing from TMCC. The allowance for credit losses increased from September 30, 1999 reflecting asset growth and is deemed adequate to cover expected losses based on current and historical credit loss experience, portfolio composition and other factors.

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

TMCC's lease contract volume increased for the quarter and six months ended March 31, 2000, as compared with the same periods in fiscal 1999 reflecting strong sales of Toyota and Lexus vehicles as well as higher levels of programs sponsored by TMS.

TMCC's retail contract volume increased for the quarter and six months ended March 31, 2000, as compared with the same periods in fiscal 1999 primarily due to higher finance penetration on strong sales of Toyota and Lexus vehicles, as well as an increase in used vehicle financing.

Net Financing Revenues and Other Revenues
-----------------------------------------

TMCC's net financing revenues increased 5% and 4% for the quarter and six months ended March 31, 2000, as compared with the same periods in fiscal 1999 primarily due to lower depreciation on leases, described below under Depreciation on Leases, and increased retail and wholesale revenue, substantially offset by higher interest expense. TMCC's continued use of the Titling Trust to purchase leases has caused a shift in the composition of earning assets from operating leases to finance receivables, as discussed earlier, and has resulted in increased revenues from finance leases and reduced operating lease revenues and depreciation on operating leases.

Insurance premiums earned and contract revenues increased 13% and 17% for the quarter and six months ended March 31, 2000, respectively, as compared with the same periods in fiscal 1999 due to higher underwriting revenues associated with in-force agreements.

The following table summarizes TMCC's investment and other income for the three and six months ended March 31, 2000 and March 31, 1999:

                                            Three Months Ended     Six Months Ended
                                                 March 31,             March 31,
                                            ------------------     ----------------
                                            2000          1999     2000        1999
                                            ----          ----     ----        ----
                                                      (Dollars in Millions)
Investment income......................      $11           $ 9      $22         $19
Servicing fee income...................        7            10       17          19
Gains on assets sold...................        -             1        1           6
Asset impairment.......................      (14)            -      (14)          -
                                            ----          ----     ----        ----
   Investment and other income.........      $ 4           $20      $26         $44
                                            ====          ====     ====        ====

The decrease in investment and other income for the quarter and six months ended March 31, 2000 as compared with the same periods in fiscal 1999 was primarily due to the permanent impairment of assets retained in the sale of interests in lease finance receivables resulting from higher than expected residual value losses. In addition, TMCC expects a decrease in investment and other income for the quarter ended June 30,2000 resulting from the discounting of cash deposited into the reserve funds of the Company's lease securitizations as described in Note 8 of the Notes to the Consolidated Financial Statements.

Investment income increased 22% and 16% for the quarter and six months ended March 31, 2000, respectively, as compared with the same periods in fiscal 1999 primarily due to increased interest income.

Servicing fee income decreased 30% and 10% for the quarter and six months ended March 31, 2000, respectively, as compared with the same periods in fiscal 1999 due to the reduction in the combined balance of sold interests in lease finance and sold retail receivables as well as a temporary waiver of servicing fee income related to the fiscal 1997 sale of interests in lease finance receivables.

Gains on assets sold decreased by $5 million for the six months ended
March 31, 2000, as compared with the same period in fiscal 1999 reflecting a decrease in the amount of finance receivables sold. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale, key assumptions used and current financial market conditions.

Depreciation on Leases
----------------------

The following table sets forth the items included in TMCC's depreciation on leases for the three and six months ended March 31, 2000 and 1999:

                                                      Three Months Ended     Six Months Ended
                                                           March 31,             March 31,
                                                      ------------------     ----------------
                                                      2000          1999     2000        1999
                                                      ----          ----     ----        ----
                                                                 (Dollars in Millions)

  Straight-line depreciation on operating leases...   $323          $351     $644        $712
  Provision for residual value losses..............     44            76      106         146
                                                      ----          ----     ----        ----
     Total depreciation on leases..................   $367          $427     $750        $858
                                                      ====          ====     ====        ====

Straight-line depreciation expense decreased 8% and 10% for the quarter and six months ended March 31, 2000, as compared with the same periods in fiscal 1999 corresponding with a decline in average operating lease assets. As discussed earlier, the acquisition of leases by the Titling Trust has increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation on operating leases.

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

Total unguaranteed residual values related to TMCC's vehicle lease portfolio increased from approximately $6.5 billion at September 30, 1999 to $7.1 billion at March 31, 2000. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors.

The decrease in the provision for residual value losses for the quarter and six months ended March 31, 2000 as compared with the same periods in fiscal 1999 reflects reduced losses at vehicle disposition of $15 million and $18 million, respectively, as well as management's estimate that current reserve levels are considered adequate to cover expected losses at vehicle disposition as of March 31, 2000. The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 52% in the first six months of fiscal 2000 as compared to 48% for the same period in fiscal 1999 while per unit residual value loss rates have improved for the same period.

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

TMCC's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 41 months and 39 months at March 31, 2000 and 1999, respectively.


Interest Expense
----------------

Interest expense increased 44% and 29% for the quarter and six months ended March 31, 2000, as compared with the same periods in fiscal 1999 primarily due to higher average cost of borrowings and increased average debt outstanding. The weighted average cost of borrowings was 6.07% and 5.36% for the six months ended March 31, 2000 and 1999, respectively. Continuing increases in market interest rates are expected to negatively impact the interest margin on TMCC's outstanding portfolio.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 7% and 8% for the quarter and six months ended March 31, 2000, as compared with the same periods in fiscal 1999 reflecting expenses associated with technology-related projects, as well as costs to support TMCC's growing customer base.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses remained relatively stable for the quarter and six months ended March 31, 2000, as compared with the same periods in fiscal 1999. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of March 31, 2000.

In April 2000, TMCC completed the national launch of an expanded tiered pricing program for retail vehicle contracts. The objective of the expanded program is to better match customer risk with contract rates charged to allow profitable purchases of a wider range of risk levels. A pilot program for expanded tiered pricing for lease vehicle contracts is underway. Implementation of these expanded programs is expected to both increase contract yields and increase credit losses in connection with purchases of higher risk contracts.

Net credit loss experience, excluding net losses on receivables sold subject to limited recourse provisions, for the three and six months ended March 31, 2000 and 1999, was as follows:


                                      Three Months Ended        Six Months Ended
                                           March 31,                March 31,
                                      ------------------        ----------------
                                      2000          1999        2000        1999
                                      -----        -----        -----      -----
                                                 (Dollars in Millions)
Gross Credit Losses.............       $ 31         $ 29         $ 57       $ 56
Recoveries......................         (5)          (4)          (9)        (9)
                                      -----        -----        -----      -----
Net Credit Losses...............       $ 26         $ 25         $ 48       $ 47
                                      =====        =====        =====      =====

Annualized Net Credit Losses
   as a % of Average Earning
   Assets.......................       .42%          .47%         .39%       .45%



The allowance for credit losses and the allowance for credit losses as a percent of net earning assets as of the balance sheet dates reported herein are summarized below:


                                 March 31,   September 30,   March 31,
                                   2000          1999          1999
                                 ---------   -------------   ---------
                                         (Dollars in Millions)

Allowance for Credit Losses.....      $214            $202        $225

Allowance for Credit Losses
   as a % of Earning Assets.....      0.84%           0.89%       1.05%


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

Commercial paper issuances and extendible commercial notes are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.5 billion to $3.6 billion during the first six months of fiscal 2000, with an average outstanding balance of $2.5 billion. The outstanding balance of extendible commercial notes at March 31, 2000 totaled $148 million. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $2.7 billion at March 31, 2000. No loans were outstanding under any of these bank credit facilities during the first six months of fiscal 2000. TMCC also maintains uncommitted, unsecured lines of credit with banks totaling $175 million, of which $100 million is maintained along with TMS. At March 31, 2000, TMCC and TMS had issued approximately $13 million in letters of credit in connection with these uncommitted, unsecured lines of credit.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided TMCC with significant sources of funding. During the first six months of fiscal 2000, TMCC issued approximately $2.6 billion of domestic and euro MTNs and bonds, all of which had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at March 31, 2000 ranged from one to eleven years. As of March 31, 2000, TMCC had total MTNs and bonds outstanding of $16.1 billion, of which $6.6 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTNs and other debt securities. At April 30, 2000 approximately $5.8 billion was available for issuance under this registration statement. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's euro MTN program is $16.0 billion. Approximately $4.4 billion was available for issuance under the euro MTN program as of April 30, 2000 of which TMCC had committed to issue approximately $102 million. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital market that are not issued under its domestic or euro MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets. As described earlier, leases are purchased by the Toyota Lease Trust to maintain a pool of assets available for
sale in connection with TMCC's lease securitization program.   However, until
leases are included in a securitization transaction, they continue to be classified as finance receivables on TMCC's balance sheet. In addition, TMCC maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests in, retail receivables. As of April 30, 2000, $1.5 billion remained available for issuance under the registration statement.

In March 2000, certain nationally recognized statistical rating organizations placed several classes of TMCC's lease securitizations under review for possible downgrade as a result of higher than expected residual value losses. In April 2000, TMCC announced that it will make a cash capital contribution totaling $102 million to Toyota Leasing, Inc., a wholly-owned subsidiary of TMCC, for deposit into the reserve funds of the lease securitizations under review. TMCC also announced that a portion of the monthly excess cash flows in the transactions will be retained in these reserve funds to supplement the capital contribution. As a result of TMCC's stated intentions, the rating organizations affirmed the original credit ratings for the lease asset-backed securities. TMCC's long term unsecured ratings were unaffected by these recent events. TMCC does not believe that the rating organization actions have had a material adverse effect on its liquidity or access to capital markets.

TMCC's ratio of earnings to fixed charges was 1.14 for the first six months of fiscal 2000 compared to 1.23 for the first six months of fiscal 1999. TMCC believes that the decline in the ratio has not affected its ability to maintain liquidity or access to outside funding sources. The decline in the ratio is due to several factors including higher interest expense, lower investment and other income as well as higher operating and administrative expenses attributable to technology projects and TMCC's growing customer base.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first six months of fiscal 2000, cash used to purchase additional finance receivables and investments in operating leases, totaling $14.0 billion, was partially provided by the liquidation and sale of earning assets totaling $10.3 billion. Investing activities resulted in a net cash use of $3.1 billion during the first six months of fiscal 2000, as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets. Investing activities were also supported by net cash provided by operating and financing activities totaling $1.1 billion and $2.0 billion, respectively, during the first six months of fiscal 2000. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and extendible commercial notes, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that TMCC expects a decrease in investment and other income for the quarter ended June 30,2000 resulting from the discounting of cash deposited into the reserve fund of the Company's lease securitizations; that current reserve levels are considered adequate to cover expected losses at vehicle disposition; that TMCC believes that industry-wide record levels of incentives on new vehicles and large supply of late model off-lease vehicles have put downward pressure on used car prices; that TMCC expects the large supply of vehicles coming off-lease to continue through fiscal 2000 and that the full term return ratio and losses will remain at or near current levels; that continuing increases in market interest rates are expected to negatively impact the interest margin on the existing portfolio; that the implementation of the expanded tiered pricing program is expected to both increase contract yields and increase credit losses in connection with purchases of higher risk contracts; that allowances for credit losses are considered adequate to cover expected credit losses; that TMCC anticipates continued use of MTNs and bonds in the United States and the international capital markets; that TMCC may issue bonds in the domestic and international capital markets that are not issued under its MTN programs; that TMCC does not believe that the rating organizations actions have had a material adverse effect on its liquidity or access to capital markets; that the decline in the ratio of earnings to fixed charges has not affected TMCC's ability to maintain liquidity or access to outside funding sources; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and extendible commercial notes, and asset-backed securitization transactions will provide sufficient liquidity to meet TMCC's future funding requirements.

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

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at March 31, 2000 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at March 31, 2000 was $97 million on an aggregate notional amount of $36.8 billion. At March 31, 2000 approximately 96% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties.

Changes in interest rates may impact TMCC's future weighted average interest rate on outstanding debt as a result of floating rate liabilities. As of March 31, 2000, an interest rate increase of 1% (100 basis points) would raise TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .51% from 6.11% to an estimated 6.62% at March 31, 2000. Conversely, an interest rate decrease of 1% (100 basis points) would lower TMCC's weighted average interest rate, including the effects of interest rate swap agreements and option-based products, by .61% from 6.11% to an estimated 5.50% at March 31, 2000.

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

The value-at-risk and the average value-at-risk of TMCC's portfolio as of March 31, 2000 and for the six months ended March 31, 2000, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:


                                                                 Average for the
                                                 As of          Six Months Ended
                                             March 31, 2000      March 31, 2000
                                           -----------------   ------------------
Mean portfolio value.....................   $4,990.0 million     $4,370.0 million
Value-at-risk............................     $116.4 million       $111.2 million
Percentage of the mean portfolio value...        2.3%                 2.5%
Confidence level.........................       95.0%                95.0%


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


A reconciliation of the activity of TMCC's derivative financial instruments for the six months ended March 31, 2000 and 1999 is as follows:

                                                   Six Months Ended March 31,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  2000    1999    2000    1999    2000    1999    2000    1999
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $8.8    $9.0   $ 9.0    $7.3    $6.9    $6.3    $1.3    $0.8

Add:
   New agreements...............   0.9       -    11.2     3.2     2.8     0.9     0.2     0.5

Less:

   Terminated agreements........     -       -             0.3       -       -       -       -
   Expired agreements...........   1.9     0.3     1.1     1.8     1.3     0.7       -     0.2
                                  ----    ----   -----    ----    ----    ----    ----    ----
Ending notional amount..........  $7.8    $8.7   $19.1    $8.4    $8.4    $6.5    $1.5    $1.1
                                  ====    ====   =====    ====    ====    ====    ====    ====


Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and six-month periods ended
March 31, 2000 and 1999, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 12, 2000 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of March 31, 2000 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.

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

          (b)   Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarter ended March 31, 2000, none of which contained financial statements.

          Date of Report                         Items Reported
          ----------------         -------------------------------------------
          January 12, 2000         Item 7 - Financial Statements, Pro Forma
                                            Financial Information and Exhibits

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   May 12, 2000                      By     /S/ MICHAEL DEADERICK
                                            ---------------------------------
                                                     Michael Deaderick
                                            Group Vice President - Operations





Date:   May 12, 2000                      By     /S/ ROBERT M. ALLEN
                                            ---------------------------------
                                                     Robert M. Allen
                                                      Vice President
                                            Finance and Affiliated Operations
                                              (Principal Accounting Officer)

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