Form 10-Q
period 2000-06-30
TOYOTA MOTOR CREDIT CORP
filed 2000-08-11
CIK 834071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 2000
                                     -------------
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

          As of July 31, 2000, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Motor Sales, U.S.A., Inc.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                  June 30,      September 30,       June 30,
                                                    2000            1999              1999
                                                ------------    -------------     ------------
                                                (Unaudited)                        (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................           $   161          $   180          $   184
Investments in marketable securities......               890              450              439
Finance receivables, net..................            16,787           13,856           13,508
Investments in operating leases, net......             8,151            8,605            8,795
Receivable from Parent....................               189              717              207
Other receivables.........................               466              366              218
Deferred charges..........................               125              131              133
Other assets..............................               275              242              223
Income taxes receivable...................                 -               31                -
                                                     -------          -------          -------

         Total Assets.....................           $27,044          $24,578          $23,707
                                                     =======          =======          =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................           $20,475          $18,565          $17,565
Accrued interest..........................               151              161              122
Accounts payable and accrued expenses.....             1,645            1,096            1,432
Deposits..................................               172              201              213
Income taxes payable......................                45                -               77
Deferred income...........................               663              636              606
Deferred income taxes.....................             1,445            1,554            1,350
                                                     -------          -------          -------
      Total Liabilities...................            24,596           22,213           21,365
                                                     -------          -------          -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; 91,500
      issued and outstanding).............               915              915              915
   Retained earnings......................             1,515            1,435            1,405
   Accumulated other comprehensive
      income..............................                18               15               22
                                                     -------          -------          -------
      Total Shareholder's Equity..........             2,448            2,365            2,342
                                                     -------          -------          -------
         Total Liabilities and
         Shareholder's Equity.............           $27,044          $24,578          $23,707
                                                     =======          =======          =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                              Three Months Ended   Nine Months Ended
                                                   June 30,             June 30,
                                              ------------------   -----------------
                                               2000        1999      2000       1999
                                              ------      ------    ------    ------
                                                             (Unaudited)

Financing Revenues:

   Leasing.................................   $  606      $  591    $1,788    $1,810
   Retail financing........................      211         169       588       492
   Wholesale and other dealer financing....       44          28       112        77
                                              ------      ------    ------    ------

Total financing revenues...................      861         788     2,488     2,379

   Depreciation on leases..................      322         410     1,072     1,268
   Interest expense........................      347         230       941       690
                                              ------      ------    ------    ------


Net financing revenues.....................      192         148       475       421

Insurance premiums earned and contract
   revenues................................       35          31       103        89


Investment and other income................       22          18        62        62

Loss on asset impairment...................       60           -        74         -

                                              ------       -----    ------    ------

Net financing revenues and other revenues..      189         197       566       572
                                              ------      ------    ------    ------

Expenses:

   Operating and administrative............      104          94       297       272
   Provision for credit losses.............       29          20        89        79
   Insurance losses and loss adjustment
      expenses.............................       21          15        59        45
                                              ------      ------    ------    ------

Total expenses.............................      154         129       445       396
                                              ------      ------    ------    ------

Income before income taxes.................       35          68       121       176

Provision for income taxes.................       11          29        40        74

Equity in net loss of subsidiary...........        1           -         1         -
                                              ------      ------    ------    ------

Net Income.................................   $   23      $   39    $   80    $  102
                                              ======      ======    ======    ======



       See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                         Accumulated
                                                           Other
                                    Capital  Retained  Comprehensive
                                     Stock   Earnings      Income       Total
                                    -------  --------  -------------   -------

Balance at September 30, 1998....    $  915   $ 1,303    $       13     $2,231
                                     ------   -------    ----------     ------

Net income for the nine months
   ended June 30, 1999...........         -       102             -        102

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             9          9
                                     ------  --------    ----------     ------
Total Comprehensive Income                -       102             9        111
                                     ------  --------    ----------     ------


Balance at June 30, 1999.........    $  915   $ 1,405    $       22     $2,342
                                     ======   =======    ==========     ======




Balance at September 30, 1999....    $  915   $ 1,435    $       15     $2,365
                                     ------   -------    ----------     ------

Net income for the nine months
   ended June 30, 2000...........         -        80             -         80
Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             3          3
                                     ------  --------    ----------     ------
Total Comprehensive Income                -        80             3         83
                                     ------  --------    ----------     ------


Balance at June 30, 2000.........    $  915   $ 1,515    $       18     $2,448
                                     ======   =======    ==========     ======





See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                  Nine Months Ended June 30,
                                                                  --------------------------
                                                                   2000                1999
                                                                  ------              ------
                                                                          (Unaudited)
Cash flows from operating activities:

   Net income............................................         $   80              $  102
                                                                  ------              ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization...................          1,167               1,301
         Provision for credit losses.....................             89                  79
         Gain from sale of finance receivables, net......             (6)                 (9)
         Realized loss on asset impairment...............             74                   -
        (Increase) decrease in other assets..............            (26)                314
         Decrease in accrued interest....................            (10)                (54)
         Decrease in deferred income taxes...............           (102)                (36)
         Increase in other liabilities...................            134                 121
                                                                  ------              ------
   Total adjustments.....................................          1,320               1,716
                                                                  ------              ------

Net cash provided by operating activities................          1,400               1,818
                                                                  ------              ------

Cash flows from investing activities:

   Addition to investments in marketable securities......         (1,047)               (551)
   Disposition of investments in marketable securities...            598                 561
   Purchase of finance receivables.......................        (18,621)            (14,949)
   Liquidation of finance receivables....................         14,121              11,836
   Proceeds from sale of finance receivables.............          1,476               1,022
   Addition to investments in operating leases...........         (2,336)             (2,613)
   Disposition of investments in operating leases........          1,694               2,351
   Change in receivable from Parent......................            466                  71
                                                                  ------              ------

Net cash used in investing activities....................         (3,649)             (2,272)
                                                                  ------              ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.....          5,029               4,546
   Payments on notes and loans payable...................         (3,562)             (3,689)
   Net increase (decrease) in commercial paper with
      original maturities less than 90 days..............            763                (375)
                                                                  ------              ------

Net cash provided by financing activities................          2,230                 482
                                                                  ------              ------


Net (decrease) increase in cash and cash equivalents.....            (19)                 28

Cash and cash equivalents at the beginning of the period.            180                 156
                                                                  ------              ------

Cash and cash equivalents at the end of the period.......         $  161              $  184
                                                                  ======              ======

Supplemental disclosures:

   Interest paid.........................................         $  936              $  762
   Income taxes paid.....................................         $   20              $   17


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

Information pertaining to the three and nine months ended June 30, 2000 and 1999 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of those expected for any other interim period or for a full year. Certain June 1999 accounts have been reclassified to conform with the June 2000 and September 1999 presentation.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and other notes to the consolidated financial statements included in Toyota Motor Credit Corporation's ("TMCC's" or the "Company's") 1999 Annual Report to the Securities and Exchange Commission ("SEC")on Form 10-K.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                             June 30,     September 30,    June 30,
                                               2000           1999           1999
                                             --------     -------------    --------
                                                       (Dollars in Millions)
Retail...................................     $ 9,961           $ 9,524     $ 9,561
Finance leases...........................       6,047             4,065       3,361
Wholesale and other dealer loans.........       2,167             1,292       1,529
                                              -------           -------     -------
                                               18,175            14,881      14,451
Unearned income..........................      (1,237)             (888)       (795)
Allowance for credit losses..............        (151)             (137)       (148)
                                              -------           -------     -------
   Finance receivables, net..............     $16,787           $13,856     $13,508
                                              =======           =======     =======

Finance leases included estimated unguaranteed residual values of $1,188 million, $823 million and $715 million at June 30, 2000, September 30, 1999 and June 30, 1999, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $32 million, $20 million and $19 million at June 30, 2000, September 30, 1999 and June 30, 1999, respectively.


Note 3 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                             June 30,     September 30,    June 30,
                                               2000           1999           1999
                                             --------     -------------    --------
                                                       (Dollars in Millions)
Vehicles.................................     $ 9,770           $10,246     $10,606
Equipment and other......................         615               548         524
                                              -------           -------     -------
                                               10,385            10,794      11,130
Accumulated depreciation.................      (2,174)           (2,124)     (2,255)
Allowance for credit losses .............         (60)              (65)        (80)
                                              -------           -------     -------
Investments in operating leases, net.....     $ 8,151           $ 8,605     $ 8,795
                                              =======           =======     =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                              June 30,       September 30,        June 30,
                                                2000                1999               1999
                                              --------       -------------        --------
                                                         (Dollars in Millions)
Commercial paper, net....................      $ 2,468             $ 1,427         $ 1,765
Extendible commercial notes, net                    51                 146               -
                                               -------             -------         -------
Other senior debt, due in the years
   ending September 30,:
   1999..................................            -                   -             885
   2000..................................        1,857               4,077           2,948
   2001..................................        4,198               3,213           3,188
   2002..................................        2,580               2,718           2,471
   2003..................................        2,990               2,095           1,739
   2004..................................        3,372               2,466           2,178
   Thereafter............................        2,887               2,336           2,302
                                               -------             -------         -------
                                                17,884              16,905          15,711
Unamortized premium......................           72                  87              89
                                               -------             -------         -------
   Total other senior debt...............       17,956              16,992          15,800
                                               -------             -------         -------
      Notes and loans payable............      $20,475             $18,565         $17,565
                                               =======             =======         =======

Short-term borrowings include commercial paper, extendible commercial notes and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 19 days and 6.48%, respectively, at June 30, 2000. The weighted average remaining term and weighted average interest rate on extendible commercial notes at June 30, 2000 was 33 days and 6.69%, respectively. Short-term MTNs with original terms of one year or less, included in other senior debt, were $1.8 billion at June 30, 2000. The weighted average interest rate on these short-term MTNs was 6.25% at June 30, 2000, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 6.34% at June 30, 2000, including the effect of interest rate swap agreements. This rate has been calculated using rates in effect at June 30, 2000, some of which are floating rates that reset periodically. Approximately 58% of other senior debt at June 30, 2000 had interest rates including the effect of interest rate swap agreements that were fixed. The weighted average of these fixed interest rates was 6.51% at June 30, 2000.

Approximately 48% of total debt at June 30, 2000 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 6.34% at June 30, 2000. TMCC manages interest rate risk through continuous adjustment of the mix of fixed and floating rated debt using interest rate swap agreements and option-based products.

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Notes and Loans Payable (Continued)
--------------------------------

Included in notes and loans payable at June 30, 2000 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $8.1 billion. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at June 30, 2000. The receivables or payables arising as a result of the differences between the June 30, 2000 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in other receivables or accounts payable and accrued expenses, respectively, and in aggregate reflect a net payable position of $964 million at June 30, 2000.

Note 5 - Sale of Retail Receivables
-----------------------------------

During June 2000, the Company sold retail finance receivables aggregating
$1.5 billion subject to certain limited recourse provisions. TMCC sold its receivables to Toyota Motor Credit Receivables Corporation ("TMCRC") which in turn sold them to a trust; TMCC remains as servicer and is paid a servicing fee. In a subordinated capacity, TMCRC retains excess servicing cash flows, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of TMCC.

Included in investment and other income for the quarter and nine months ended June 30, 2000 is a net pretax gain of $4.9 million resulting from the sale of retail finance receivables. This net gain includes a $3.9 million loss on the termination of interest rate swaps issued in conjunction with the transaction. In addition, during the quarter ended June 30, 2000, TMCC exercised its clean-up call option to purchase the outstanding receivables sold in the April 1997 retail securitization transaction.

Note 6 - Related Party Transactions
-----------------------------------

TMCC has an arrangement to borrow from and invest funds with Toyota Motor Sales, U.S.A., Inc. ("TMS" or "Parent") at short term market rates. For the nine months ended June 30, 2000 and 1999, the highest amounts of funds, included in Receivable from Parent, invested with TMS were $797 million and $2.0 billion, respectively. Interest earned on these investments totaled $1 million and $4 million for the three months ended June 30, 2000 and 1999, respectively, and $11 million and $29 million for the nine months ended
June 30, 2000 and 1999, respectively.

During the quarter ended June 30, 2000, TMCC received Parent support for vehicle disposition losses totaling $35 million.

Note 7 - Commitments and Contingent Liabilities
-----------------------------------------------

As of June 30, 2000, TMCC has guaranteed payments of principal, interest and premiums, if any, on $186 million principal amount of bonds issued in connection with the manufacturing facilities of certain of its affiliates as well as $50 million of debt of Toyota Credit Argentina S.A. ("TCA").

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Segment Information
----------------------------

Financial results for the Company's operating segments are summarized below:

                                           Three Months Ended            Nine Months Ended
                                                June 30,                      June 30,
                                           -------------------          --------------------
                                            2000        1999             2000          1999
                                           -------    --------          --------    --------
                                                        (Dollars in Millions)
Assets:

  Financing operations..............      $ 26,570    $ 23,296          $ 26,570    $ 23,296
  Insurance operations..............           793         680               793         680
  Eliminations/reclassifications....          (319)       (269)             (319)       (269)
                                          --------    --------          --------    --------
    Total assets....................      $ 27,044    $ 23,707          $ 27,044    $ 23,707
                                          ========    ========          ========    ========

Gross revenues:

  Financing operations..............      $    816    $    803          $  2,460    $  2,426
  Insurance operations..............            42          34               119         104
                                          --------    --------          --------    --------
    Total gross revenues............      $    858    $    837          $  2,579    $  2,530
                                          ========    ========          ========    ========

Net income:

  Financing operations..............      $     14    $     36          $     55    $     87
  Insurance operations..............             9           3                25          15
                                          --------    --------          --------    --------
    Total net income................      $     23    $     39          $     80    $    102
                                          ========    ========          ========    ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes TMCC's net income by operating segment for the three and nine months ended June 30, 2000 and June 30, 1999:

                                           Three Months Ended       Nine Months Ended
                                                June 30,                 June 30,
                                           ------------------       -----------------
                                           2000          1999       2000         1999
                                           ----          ----       ----         ----
                                                      (Dollars in Millions)
Net income:
  Financing operations................     $ 14          $ 36       $ 55         $ 87
  Insurance operations................        9             3         25           15
                                           ----          ----       ----         ----
     Total net income.................     $ 23          $ 39       $ 80         $102
                                           ====          ====       ====         ====


Net income from financing operations decreased 61% and 37% for the quarter and nine months ended June 30, 2000, respectively, as compared with the same periods in fiscal 1999 primarily due to lower interest margin as a result of higher interest expense, the recognition of asset impairment losses, higher operating and administrative expenses and higher provision for credit losses, partially offset by lower depreciation on leases and higher financing revenues.

Net income from insurance operations increased $6 million and $10 million for the quarter and nine months ended June 30, 2000, respectively, as compared with the same periods in fiscal 1999, primarily due to lower provision for income taxes reflecting a modification of tax allocation treatment for intercompany insurance income which resulted in elimination of previously provided income tax and reduction of current income tax.

Earning Assets
--------------

The composition of TMCC's net earning assets (which excludes retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the three and nine months ended June 30, 2000 and June 30, 1999 are summarized below:


                                             June 30,    September 30,     June 30,
                                               2000          1999            1999
                                            ---------    -------------    ---------
                                                      (Dollars in Millions)

Vehicle lease
 Investment in operating leases, net.....     $ 7,791          $ 8,290      $ 8,513
 Finance leases, net.....................       4,939            3,315        2,731
                                              -------          -------      -------
Total vehicle leases.....................      12,730           11,605       11,244

Vehicle retail finance receivables, net..       9,288            8,916        8,909
Vehicle wholesale and other receivables..       3,131            2,142        2,378
Allowance for credit losses..............        (211)            (202)        (228)
                                              -------          -------      -------
Total net earning assets.................     $24,938          $22,461      $22,303
                                              =======          =======      =======



                                            Three Months Ended    Nine Months Ended
                                                 June 30,               June 30,
                                            ------------------   -------------------
                                             2000        1999     2000         1999
                                            -------    -------   -------     -------
Total contract volume:
   Vehicle lease.........................    56,000     65,000    182,000    176,000
   Vehicle retail........................   104,000     92,000    293,000    220,000
                                            -------    -------    -------    -------
Total....................................   160,000    157,000    475,000    396,000
                                            =======    =======    =======    =======

TMS sponsored contract volume:
   Vehicle lease.........................    11,000     20,000     43,000     37,000
   Vehicle retail........................    11,000     12,000     29,000     26,000
                                            -------    -------    -------    -------
Total....................................    22,000     32,000     72,000     63,000
                                            =======    =======    =======    =======

Finance penetration (excluding fleet):
   Vehicle lease.........................     17.0%      17.4%      17.0%      17.4%
   Vehicle retail........................     13.8%      16.6%      16.1%      14.7%
                                              -----      -----      -----      -----
Total....................................     30.8%      34.0%      33.1%      32.1%
                                              =====      =====      =====      =====

TMCC's net earning assets increased to $24.9 billion at June 30, 2000 from $22.5 billion at September 30, 1999 and $22.3 billion at June 30, 1999.
Asset growth from September 30, 1999 and June 30, 2000 reflects primarily higher vehicle retail contract volume as well as increased wholesale and lease earning assets. The increase in retail earning assets was substantially offset by the sale of retail finance receivables totaling $989 million and $1.5 billion in July 1999 and June 2000, respectively. Wholesale earning assets increased from September 30, 1999 and June 30, 1999, due to an increase in the number of dealers receiving wholesale financing from TMCC. The allowance for credit losses increased from September 30, 1999 reflecting asset growth and is deemed adequate to cover expected losses based on current and historical credit loss experience, portfolio composition and other factors.

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

TMCC's lease contract volume decreased for the quarter ended June 30, 2000, as compared with the same period in fiscal 1999 reflecting lower levels of programs sponsored by TMS.

TMCC's lease contract volume increased for the nine months ended June 30, 2000, as compared with the same period in fiscal 2000 reflecting strong sales of Toyota and Lexus vehicles as well as higher levels of programs sponsored by TMS during the first half of fiscal 2000.

TMCC's retail contract volume increased for the quarter and nine months ended June 30, 2000, as compared with the same periods in fiscal 1999 primarily due to strong sales of Toyota and Lexus vehicles, as well as an increase in used vehicle financing.

Net Financing Revenues and Other Revenues
-----------------------------------------

TMCC's net financing revenues increased 30% and 13% for the quarter and nine months ended June 30, 2000, as compared with the same periods in fiscal 1999 primarily due to lower depreciation on leases, described below under Depreciation on Leases, and increased retail and wholesale revenue, substantially offset by higher interest expense. TMCC's continued use of the Titling Trust to purchase leases has caused a shift in the composition of earning assets from operating leases to finance receivables, as discussed earlier, and has resulted in increased revenues from finance leases and reduced operating lease revenues and depreciation on operating leases.

Insurance premiums earned and contract revenues increased 13% and 16% for the quarter and nine months ended June 30, 2000, as compared with the same periods in fiscal 1999 due to higher underwriting revenues associated with in-force agreements.

The following table summarizes TMCC's investment and other income for the three and nine months ended June 30, 2000 and June 30, 1999:

                                            Three Months Ended     Nine Months Ended
                                                 June 30,               June 30,
                                            ------------------     -----------------
                                            2000          1999     2000         1999
                                            ----          ----     ----         ----
                                                      (Dollars in Millions)
Investment income......................       $8            $6      $30          $25
Servicing fee income...................        9             9       26           28
Gains on assets sold...................        5             3        6            9
                                            ----          ----     ----         ----
   Investment and other income.........      $22           $18      $62          $62
                                            ====          ====     ====         ====

Investment income increased 33% and 20% for the quarter ended and nine months ended June 30, 2000,respectively, as compared with the same periods in fiscal 1999 primarily due to increased interest income, partially offset by a loss of $8 million reflecting the discounting of the cash deposited into the reserve funds of the Company's lease securitizations as described under "Liquidity and Capital Resources".

Servicing fee income decreased 7% for the nine months ended ended June 30, 2000, as compared with the same period in fiscal 1999 due to the reduction in the balance of sold interests in lease finance receivables as well as the temporary waiver of servicing fee income related to the fiscal 1997 sale of interests in lease finance receivables.

Gains on assets sold increased by $2 million for the quarter ended June 30, 2000, as compared with the same period in fiscal 1999 due to the sale of retail finance receivables in June 2000. Gains on assets sold decreased by $3 million for the nine months ended June 30, 2000, as compared with the same period in fiscal 1999 due to an increase in market interest rates. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale, key assumptions used and current financial market conditions.

TMCC performs a quarterly review of the fair market value of assets retained in the sale of interests in lease finance receivables. The fair market value of these retained assets are impacted by management's expectations as to future losses on vehicle disposition, credit losses and prepayment rates. During the third quarter of fiscal 2000, the Company refined its methodology for forecasting losses on vehicle disposition to better reflect recent and expected loss experience. TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $60 million and $74 million during the quarter and nine months ended June 30, 2000, respectively, resulting from an increase in vehicle disposition loss assumptions related to leases originated prior to model year 1999 and terminating over the next 18 months.

Depreciation on Leases
----------------------

The following table sets forth the items included in TMCC's depreciation on leases for the three and nine months ended June 30, 2000 and 1999:

                                                      Three Months Ended      Nine Months Ended
                                                           June 30,                June 30,
                                                      ------------------     -------------------
                                                      2000          1999     2000           1999
                                                      ----          ----     ------       ------
                                                                 (Dollars in Millions)

  Straight-line depreciation on operating leases...   $318          $338     $  962       $1,050
  Provision for residual value losses..............     39            72        145          218
  Parent support for certain vehicle disposition
     losses........................................    (35)            -        (35)           -
                                                      ----          ----     ------       ------
     Total depreciation on leases..................   $322          $410     $1,072       $1,268
                                                      ====          ====     ======       ======

Straight-line depreciation expense decreased 6% and 8% for the quarter and nine months ended June 30, 2000, respectively, as compared with the same periods in fiscal 1999 corresponding with a decline in average operating lease assets. As discussed earlier, the acquisition of leases by the Titling Trust has increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation expense.

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

The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 50% in the first nine months of fiscal 2000 as compared to 47% for the same period in fiscal 1999. TMCC believes that industry-wide record levels of incentives on new vehicles and a large supply of late model off-lease vehicles have put downward pressure on used car prices. In addition, TMCC's increased vehicle return rates reflect the impact of competitive new vehicle pricing for core Toyota and Lexus models. Return rates and losses may also be affected by the amount and types of accessories or installed optional equipment included in leased vehicles. Although vehicle loss rates are typically the result of a combination of factors, to the extent certain types of optional equipment depreciate more quickly than the value of the base vehicle, leased vehicles having a greater portion of their manufacturer's suggested retail price attributable to such optional equipment will experience relatively higher levels of loss. TMCC expects that the full term return ratio and losses per unit will remain at or near current levels through fiscal 2000.

Total unguaranteed residual values related to TMCC's vehicle lease portfolio increased from approximately $6.5 billion at September 30, 1999 to $7.0 billion at June 30, 2000. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors.

The decrease in the provision for residual value losses for the quarter and nine months ended June 30, 2000 as compared with the same periods in fiscal 1999 reflects reduced losses at vehicle disposition of $12 million and $30 million, respectively, as well as management's estimate that current reserve levels are considered adequate to cover expected losses at vehicle disposition as of June 30, 2000. The decrease in vehicle disposition losses was primarily due to a decrease in the number of vehicles scheduled to terminate resulting from the sale of interests in lease finance receivables during fiscal 1997 and 1998. The Company has taken action to reduce vehicle disposition losses by developing strategies to increase dealer and lessee purchases of off-lease vehicles, expanding marketing of off-lease vehicles through the internet and maximizing proceeds on vehicles sold through auction. In addition, TMCC implemented a new residual value setting policy for new model year 1999 Toyota vehicles that separately calculates the residual value applicable to the base vehicle and the residual value applicable to certain specified optional accessories and optional equipment.

Under an arrangement with TMS, TMCC received Parent support for vehicle disposition losses during the quarter ended June 30, 2000; no assurance can be provided as to either the level of Parent support or the continuation of the support arrangement in future periods.

TMCC's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 41 months and 39 months at June 30, 2000 and 1999, respectively.

Interest Expense
----------------

Interest expense increased 51% and 36% for the quarter and nine months ended June 30, 2000, as compared with the same periods in fiscal 1999 primarily due to higher average cost of borrowings and increased average debt outstanding. The weighted average cost of borrowings was 6.23% and 5.30% for the nine months ended June 30, 2000 and 1999, respectively. Continuing increases in market interest rates are expected to negatively impact the interest margin on TMCC's outstanding portfolio.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 11% and 9% for the quarter and nine months ended June 30, 2000, respectively, as compared with the same periods in fiscal 1999 reflecting expenses associated with technology-related projects, as well as costs to support TMCC's growing customer base. TMCC anticipates continued growth in operating and administrative expenses reflecting costs associated with technology initiatives and portfolio growth.

Included in operating and administrative expenses are charges allocated by TMS for certain technical and administrative services provided to TMCC. As a result of the reorganization described under Item 5, TMS and TMCC are expected to enter into an agreement covering the costs of services TMS will continue to provide to TMCC after fiscal 2000. As of July 31, 2000, the impact of the agreement on the Company's expenses has not been determined.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses increased 45% and 13% for the quarter and nine months ended June 30, 2000,respectively, as compared with the same periods in fiscal 1999 reflecting growth in earning assets. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of June 30, 2000.

In April 2000, TMCC completed the national launch of an expanded tiered pricing program for retail vehicle contracts. The objective of the expanded program is to better match customer risk with contract rates charged to allow profitable purchases of a wider range of risk levels. A pilot program for expanded tiered pricing for lease vehicle contracts is underway. Implementation of these expanded programs is expected to increase contract yields and as the portfolio matures, increase credit losses in connection with purchases of higher risk contracts.

Net credit loss experience, excluding net losses on receivables sold subject to limited recourse provisions, for the three and nine months ended June 30, 2000 and 1999, was as follows:


                                      Three Months Ended        Nine Months Ended
                                           June 30,                  June 30,
                                      ------------------        -----------------
                                      2000          1999        2000         1999
                                      -----        -----        -----       -----
                                                 (Dollars in Millions)
Gross Credit Losses.............       $ 27         $ 23         $ 84        $ 79
Recoveries......................         (5)          (4)         (14)        (13)
                                      -----        -----        -----       -----
Net Credit Losses...............       $ 22         $ 19         $ 70        $ 66
                                      =====        =====        =====       =====

Annualized Net Credit Losses
   as a % of Average Earning
   Assets.......................       .35%          .35%         .38%       .41%



The allowance for credit losses and the allowance for credit losses as a percent of earning assets as of the balance sheet dates reported herein are summarized below:


                                  June 30,   September 30,    June 30,
                                    2000         1999           1999
                                  --------   -------------    --------
                                         (Dollars in Millions)

Allowance for Credit Losses.....      $211            $202        $228

Allowance for Credit Losses
   as a % of Earning Assets.....       .84%            .89%       1.01%


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

Commercial paper issuances and extendible commercial notes are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.5 billion to $4.0 billion during the first nine months of fiscal 2000, with an average outstanding balance of $2.8 billion. The outstanding balance of extendible commercial notes at June 30, 2000 totaled $51 million. For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $2.7 billion at June 30, 2000. No loans were outstanding under any of these bank credit facilities during the first nine months of fiscal 2000. TMCC also maintains uncommitted, unsecured lines of credit with banks totaling $175 million, of which $100 million is maintained along with TMS. At June 30, 2000, TMCC had issued approximately $12 million in letters of credit.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided TMCC with significant sources of funding. During the first nine months of fiscal 2000, TMCC issued approximately $3.8 billion of domestic and euro MTNs and bonds, of which approximately $3.6 billion had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at June 30, 2000 ranged from one to eleven years. As of June 30, 2000, TMCC had total MTNs and bonds outstanding of $17.2 billion, of which $7.1 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTNs and other debt securities. At
July 31, 2000, approximately $3.8 billion was available for issuance under this registration statement. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's euro MTN program is $16.0 billion. Approximately $5.0 billion was available for issuance under the euro MTN program as of July 31, 2000. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital market that are not issued under its euro MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets. During the quarter ended June 30, 2000, TMCC sold retail finance receivables totaling $1.5 billion. TMCC maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests in, retail receivables. As of July 31, 2000, $433 million remained available for issuance under the registration statement. In July 2000, TMCC filed an additional shelf registration statement with the SEC relating to $1 million of asset-backed notes and certificates. TMCC anticipates increasing the total amount registered to $2.5 billion prior to the effectiveness of the registration statement. As described earlier, leases are purchased by the Toyota Auto Lease Trust to maintain a pool of assets available for sale in connection with TMCC's lease securitization program. However, until leases are included in a securitization transaction, they continue to be classified as finance receivables on TMCC's balance sheet.

In March 2000, certain nationally recognized statistical rating organizations placed several classes of TMCC's lease securitizations under review for possible downgrade as a result of higher than expected residual value losses. In May 2000, TMCC made a cash capital contribution totaling $102 million to Toyota Leasing, Inc., a wholly-owned subsidiary of TMCC, for deposit into the reserve funds of the lease securitizations under review. In addition, a portion of the monthly excess cash flows in the transactions are being retained in these reserve funds to supplement the capital contribution. As a result of TMCC's actions, the rating organizations affirmed the original credit ratings for the lease asset-backed securities. TMCC's long term unsecured ratings were unaffected by these recent events. TMCC does not believe that the rating organization actions have had a material adverse effect on its liquidity or access to capital markets.

TMCC's ratio of earnings to fixed charges was 1.13 for the first nine months of fiscal 2000 compared to 1.25 for the first nine months of fiscal 1999. TMCC believes that the decline in the ratio has not affected its ability to maintain liquidity or access to outside funding sources. The decline in the ratio is due to several factors including lower interest margin as a result of higher interest expense, losses on asset impairment, higher operating and administrative expenses, as well as a higher provision for credit losses.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first nine months of fiscal 2000, cash used to purchase additional finance receivables and investments in operating leases, totaling $21.0 billion, was partially provided by the liquidation and sale of earning assets totaling $17.3 billion. Investing activities resulted in a net cash use of $3.6 billion during the first nine months of fiscal 2000, as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets. Investing activities were also supported by net cash provided by operating and financing activities totaling $1.4 billion and $2.2 billion, respectively, during the first nine months of fiscal 2000. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper, extendible commercial notes and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that current reserve levels are considered adequate to cover expected losses at vehicle disposition; that TMCC believes that industry-wide record levels of incentives on new vehicles and large supply of late model off-lease vehicles have put downward pressure on used car prices; that TMCC expects that the full term return ratio and losses per unit will remain at or near current levels through fiscal 2000; that TMCC anticipates continued growth in operating and administrative expenses; that continuing increases in market interest rates are expected to negatively impact the interest margin on the existing portfolio; that the implementation of the expanded tiered pricing program is expected to increase contract yields and as the portfolio matures, increase credit losses in connection with purchases of higher risk contracts; that allowances for credit losses are considered adequate to cover expected credit losses; that TMCC anticipates continued use of MTNs and bonds in the United States and the international capital markets; that TMCC may issue bonds in the domestic and international capital markets that are not issued under its MTN programs; that TMCC anticipates increasing the amount registered to $2.5 billion prior to the effectiveness of the shelf registration statement; that TMCC does not believe that the rating organizations actions have had a material adverse effect on its liquidity or access to capital markets; that the decline in the ratio of earnings to fixed charges has not affected TMCC's ability to maintain liquidity or access to outside funding sources; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and extendible commercial notes, and asset-backed securitization transactions will provide sufficient liquidity to meet TMCC's future funding requirements.

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

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as either components of earnings or accumulated other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which amends the accounting and reporting standards of Statement No. 133. The Company has not determined the impact that adoption of these standards will have on its consolidated financial statements. The Company plans to adopt SFAS Nos. 133 and 138 effective October 1, 2000, as required.

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

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at June 30, 2000 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at June 30, 2000 was $70.4 million on an aggregate notional amount of $39.6 billion. At June 30, 2000 approximately 92% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties.

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

The value-at-risk and the average value-at-risk of TMCC's portfolio as of June 30, 2000 and for the nine months ended June 30, 2000, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:


                                                                 Average for the
                                                 As of          Nine Months Ended
                                             June 30, 2000        June 30, 2000
                                           -----------------   -------------------
Mean portfolio value.....................     $5.1 billion         $4.6 billion
Value-at-risk............................    $101.6 million       $108.0 million
Percentage of the mean portfolio value...        2.0%                  2.3%
Confidence level.........................       95.0%                 95.0%



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


A reconciliation of the activity of TMCC's derivative financial instruments for the nine months ended June 30, 2000 and 1999 is as follows:

                                                   Nine Months Ended June 30,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  2000    1999    2000    1999    2000    1999    2000    1999
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $8.8    $9.0   $ 9.0    $7.3    $6.9    $6.3    $1.3    $0.8

Add:
   New agreements...............   1.7       -    12.1     4.0     5.3     1.8     0.2     0.6

Less:

   Terminated agreements........     -       -       -     0.3       -       -     0.1       -
   Expired agreements...........   1.9     0.6     1.8     2.0     1.9     1.4       -     0.3
                                  ----    ----    ----    ----    ----    ----    ----    ----
Ending notional amount..........  $8.6    $8.4   $19.3    $9.0   $10.3    $6.7    $1.4    $1.1
                                  ====    ====    ====    ====    ====    ====    ====    ====


Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and nine-month periods ended
June 30, 2000 and 1999, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 11, 2000 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various claims and actions are pending against TMCC and its subsidiaries with respect to financing and insurance activities, taxes and other matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of June 30, 2000 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.


ITEM 2.   CHANGES IN SECURITIES.

          There is nothing to report with regard to this item.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          There is nothing to report with regard to this item.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

ITEM 5.   OTHER INFORMATION.

On June 6, 2000, the Executive Committee of the Board of Directors of TMCC approved a change in TMCC's year-end from September 30 to March 31. A report covering the six-month transition period beginning October 1, 2000 and ending March 31, 2001 will be filed with the SEC on Form 10-K.

Toyota Financial Services Corporation ("TFS"), a wholly-owned subsidiary of Toyota Motor Corporation ("TMC") was incorporated on July 7, 2000. TFS will oversee the worldwide financial service operations of TMC's subsidiaries and affiliates, including those in the United States. In October 2000, TMCC, currently a subsidiary of TMS, will be owned by Toyota Financial Services Americas Corporation which will, in turn, be owned by TFS. The actual date ownership of TMCC is transferred from TMS to TFS is referred to herein as the "Reorganization Date".

In connection with the creation of TFS and the transfer of ownership of TMCC from TMS to TFS, a new credit support arrangement has been entered into between TMC and TFS, and is expected to be entered into between TFS and TMCC. Under the terms of the credit support agreement entered into between TFS and TMC in July 2000, TMC has agreed to: 1) maintain 100% ownership of TFS; 2) cause TFS and its subsidiaries to have a net worth of at least Japanese yen 10 million; and
3) make sufficient funds available to TFS so that TFS will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended. The agreement is not a guarantee by TMC of any securities or obligations of TFS. Under the terms of the credit support agreement expected to be entered into between TMCC and TFS effective as of the Reorganization Date, TFS will agree to: 1) maintain 100% ownership of TMCC; 2) cause TMCC and its subsidiaries to have a net worth of at least U.S. $100,000; and 3) make sufficient funds available to TMCC so that TMCC will be able to service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper (collectively, "TMCC Securities"). The agreement will not be a guarantee by TFS of any TMCC Securities or other obligations of TMCC.

Holders of TMCC Securities will have the right to claim directly against TFS and TMC to perform their respective obligations under the credit support agreements by making a written claim together with a declaration to the effect that the holder will have recourse to the rights given under the credit support agreement. If TFS and/or TMC receives such a claim from any holder of TMCC Securities, TFS and/or TMC shall indemnify, without any further action or formality, the holder against any loss or damage resulting from the failure of TFS and/or TMC to perform any of their respective obligations under the credit support agreements. The holder of TMCC Securities who made the claim may then enforce the indemnity directly against TFS and/or TMC. Both credit support agreements will be governed by the laws of Japan.

TMC files periodic reports and other information with the Securities and Exchange Commission ("SEC"), which can be read and copied at the public reference facilities maintained by the SEC at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the regional offices of the SEC located at 7 World Trade Center, 13th Floor, New York, New York 10048 and at Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material may also be obtained by mail from the Public Reference Section of the SEC, at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549 at prescribed rates.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits

          The exhibits listed on the accompanying Exhibit Index, on page 30, are filed as part of this report.

          (b)   Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarter ended June 30, 2000, none of which contained financial statements.

          Date of Report                         Items Reported
          --------------          -------------------------------------------
          April 18, 2000          Item 5 - Other Events
                                  Item 7 - Financial Statements, Pro Forma
                                           Financial Information and Exhibits

          May 23, 2000            Item 7 - Financial Statements, Pro Forma
                                           Financial Information and Exhibits

          June 6, 2000            Item 8 - Change in Fiscal Year

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   August 11, 2000                By     /S/ GEORGE E. BORST
                                          ------------------------------
                                                  George E. Borst
                                             Senior Vice President and
                                                  General Manager
                                           (Principal Executive Officer)



Date:   August 11, 2000                By     /S/ ROBERT M. ALLEN
                                          ---------------------------------
                                                  Robert M. Allen
                                                   Vice President
                                          Finance and Affiliated Operations
                                            (Principal Accounting Officer)

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