Form 10-K
period 2000-09-30
TOYOTA MOTOR CREDIT CORP
filed 2000-12-20
CIK 834071

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the fiscal year ended  September 30, 2000
                                ------------------
          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from           to
                                     --------    --------
Commission file number    1-9961
                        ----------

                      TOYOTA MOTOR CREDIT CORPORATION
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               California                                 95-3775816
----------------------------------------            -----------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

        19001 S. Western Avenue
          Torrance, California                               90509
----------------------------------------            -----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (310) 468-1310
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

          As of November 30, 2000, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

                                    PART I

ITEM 1.   BUSINESS.

General

Toyota Motor Credit Corporation ("TMCC") was incorporated in California in 1982 as a wholly-owned subsidiary of Toyota Motor Sales, USA, Inc. ("TMS") and commenced operations in 1983. TMS is an indirect wholly-owned subsidiary of Toyota Motor Corporation ("TMC"). On October 1, 2000, ownership of TMCC was transferred from TMS to Toyota Financial Services Americas Corporation ("TFSA"), a holding company owned 100% by Toyota Financial Services Corporation ("TFSC"). TFSC, in turn, is a wholly-owned subsidiary of TMC. TFSC was incorporated in July 2000 and its corporate headquarters is located in Nagoya, Japan. The purpose of TFSC is to control and manage Toyota's finance operations worldwide.

TMCC provides retail and wholesale financing, retail leasing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii) and the Commonwealth of Puerto Rico. TMCC has four wholly-owned subsidiaries, one of which is engaged in the insurance business, one limited purpose subsidiary formed primarily to acquire and securitize retail finance receivables, one limited purpose subsidiary formed primarily to acquire and securitize lease finance receivables and one subsidiary which provides retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle dealers and their customers in the Commonwealth of Puerto Rico. TMCC does business as Toyota Motor Credit Corporation and Lexus Financial Services and markets products under the service mark "Toyota Financial Services". TMCC and its wholly-owned subsidiaries are collectively referred to as the "Company".

Toyota Credit Argentina S.A. ("TCA") provides retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. TMCC owns a 33% interest in TCA. Banco Toyota do Brasil ("BTB") provides retail and lease financing to authorized Toyota vehicle dealers and their customers in Brazil. BTB is owned 15% by TMCC. The remaining interests in TCA and BTB are owned by TFSC.

The Company's earnings are primarily impacted by the level of average earning assets, comprised primarily of investments in finance receivables and operating leases, and asset yields as well as outstanding borrowings and the cost of funds. The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles in the United States. For the year ended September 30, 2000, TMS sold approximately 1,629,000 automobiles and light trucks in the United States (excluding Hawaii), of which approximately 1,033,000 were manufactured in the United States; TMS exported approximately 36,100 automobiles. TMS' sales represented approximately 31% of TMC's worldwide unit sales volume for the year ended March 31, 2000. For the years ended September 30, 2000 and 1999, Toyota and Lexus vehicles accounted for approximately 9.1% and 8.7%, respectively, of all retail automobile and light truck unit sales volume in the United States. Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, changes in pricing of imported units due to currency fluctuations, or other events, could impact the level of finance and insurance operations of the Company. To date, the level of the Company's operations has not been restricted by the level of sales of Toyota and Lexus vehicles.

In connection with the creation of TFSC and the transfer of ownership of TMCC from TMS to TFSC, a new credit support agreement (the "TMC Credit Support Agreement") has been entered into between TMC and TFSC, and a new credit support agreement (the "TFSC Credit Support Agreement") has been entered into between TFSC and TMCC. Under the terms of the TMC Credit Support Agreement, TMC has agreed to: 1) maintain 100% ownership of TFSC; 2) cause TFSC and its subsidiaries to have a net worth of at least Japanese yen 10 million; and 3) make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended. The agreement is not a guarantee by TMC of any securities or obligations of TFSC. Under the terms of the TFSC Credit Support Agreement, TFSC agreed to: 1) maintain 100% ownership of TMCC; 2) cause TMCC and its subsidiaries to have a net worth of at least U.S. $100,000; and 3) make sufficient funds available to TMCC so that TMCC will be able to service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper (collectively, "TMCC Securities"). The agreement is not a guarantee by TFSC of any TMCC Securities or other obligations of TMCC. The TMC Credit Support Agreement and the TFSC Credit Support Agreement are governed by, and construed in accordance with, the laws of Japan. Both agreements are filed as exhibits in Item 14.

Holders of TMCC Securities will have the right to claim directly against TFSC and TMC to perform their respective obligations under the credit support agreements by making a written claim together with a declaration to the effect that the holder will have recourse to the rights given under the credit support agreement. If TFSC and/or TMC receives such a claim from any holder of TMCC Securities, TFSC and/or TMC shall indemnify, without any further action or formality, the holder against any loss or damage resulting from the failure of TFSC and/or TMC to perform any of their respective obligations under the credit support agreements. The holder of TMCC Securities who made the claim may then enforce the indemnity directly against TFSC and/or TMC.

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

A Repurchase Agreement was entered into between TMCC and TMS in October 2000 which provides that TMCC is under no obligation to TMS to finance wholesale obligations from any dealers or retail obligations of any customers. In addition, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default. The Repurchase Agreement is filed as an exhibit in Item 14.

On June 6, 2000, the Executive Committee of the Board of Directors of TMCC approved a change in TMCC's year-end from September 30 to March 31. A report covering the six-month transition period beginning October 1, 2000 and ending March 31, 2001 will be filed with the SEC on Form 10-K.

Retail Leasing

TMCC purchases primarily new vehicle lease contracts originated by Toyota and Lexus dealers. Lease contracts purchased must first meet TMCC's credit standards after which TMCC assumes ownership of the leased vehicles and is generally permitted to take possession of vehicles upon lessee default. TMCC is responsible for contract collection and administration during the lease period and for the value of the vehicle at lease maturity if the vehicle is not purchased by the lessee or dealer. Off-lease vehicles returned to TMCC are sold through a network of auction sites located throughout the United States as well as through the internet. TMCC requires lessees to carry fire, theft, collision and liability insurance on leased vehicles covering the interests of both TMCC and the lessee. Leasing revenues contributed 72%, 76% and 80% to total financing revenues for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

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

Retail Financing

TMCC purchases primarily new and used vehicle installment contracts from Toyota and Lexus dealers. Certain of the used vehicle contracts purchased by TMCC are "Certified" Toyota and Lexus used vehicle contracts which relate to vehicles purchased by dealers, reconditioned and certified to meet certain Toyota and Lexus standards, and sold or leased with an extended warranty from the manufacturer. Installment contracts purchased must first meet TMCC's credit standards and thereafter TMCC retains responsibility for contract collection and administration. TMCC acquires security interests in the vehicles financed and generally can repossess vehicles if customers fail to meet contract obligations. Substantially all of TMCC's retail financings are non-recourse which relieves the dealers from financial responsibility in the event of repossession. TMCC requires retail financing customers to carry fire, theft and collision insurance on financed vehicles covering the interests of both TMCC and the customer. Retail financing revenues contributed 23%, 20% and 16% to total financing revenues for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

During fiscal 2000, TMCC completed the national launch of an expanded tiered pricing program for retail vehicle contracts. The objective of the expanded program is to better match customer risk with contract rates charged to allow profitable purchases of a wider range of risk levels. A national launch of an expanded tiered pricing program for lease vehicle contracts is planned for fiscal 2001. Implementation of these expanded programs is expected to increase contract yields and as the portfolio matures, increase credit losses in connection with purchases of higher risk contracts.

TMS has historically and continues to sponsor special lease and retail programs by subsidizing below market lease and retail contract rates.

A summary of vehicle retail leasing and financing activity follows:

                                      Years Ended September 30,
                           ------------------------------------------------
                             2000      1999      1998      1997      1996
                           --------  --------  --------  --------  --------
Contract volume:
   Lease................    240,000   249,000   312,000   262,000   276,000
   Retail...............    412,000   333,000   282,000   247,000   229,000
                            -------   -------   -------   -------   -------
      Total.............    652,000   582,000   594,000   509,000   505,000
                            =======   =======   =======   =======   =======
Average amount financed:
   Lease................    $25,500   $24,700   $24,600   $24,200   $23,300
   Retail...............    $17,600   $17,600   $17,100   $16,500   $16,200

Outstanding portfolio at
   period end ($Millions):
      Lease.............    $13,084   $11,605   $11,872   $11,622   $11,917
      Retail............    $10,235    $8,916    $7,834    $5,866    $5,105
      Number of accounts  1,426,000 1,234,000 1,193,000 1,061,000 1,069,000


Retail receivables and interests in lease finance receivables sold, totaling $3.8 billion as of September 30, 2000 and $4.1 billion as of September 30, 1999, which TMCC continues to service, are excluded from the outstanding portfolio amounts in the above table.

Wholesale Financing

TMCC provides wholesale financing primarily to qualified Toyota and Lexus vehicle dealers to finance inventories of new Toyota and Lexus vehicles and used Toyota, Lexus and other vehicles. TMCC acquires security interests in vehicles financed at wholesale, and substantially all such financings are backed by corporate or individual guarantees from or on behalf of participating dealers. In the event of dealer default, TMCC has the right to liquidate any assets acquired and seek legal remedies pursuant to the guarantees. Pursuant to the Repurchase Agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default.

A summary of vehicle wholesale financing activity follows:

                                         Years Ended September 30,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
Dealer loans ($Millions).....  $13,950   $11,093    $9,802    $8,573    $8,017
Dealer repayments ($Millions)  $13,421   $10,983    $9,600    $8,684    $8,221
Outstanding portfolio at
   period end ($Millions)....   $1,410      $855      $746      $563      $668
Average amount financed
   per vehicle...............  $22,534   $22,120   $21,562   $20,695   $19,926

TMCC also makes term loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements. These loans are typically secured with liens on real estate, other dealership assets and/or personal guarantees of the dealers. Wholesale and other dealer financing revenues contributed 5%, 4% and 4% to total financing revenues for each of the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

Insurance

The principal activities of TMCC's insurance subsidiary, Toyota Motor Insurance Services, Inc. ("TMIS"), include marketing, underwriting, claims administration and providing certain coverages related to vehicle service agreements and contractual liability agreements sold by or through Toyota and Lexus vehicle dealers and affiliates to customers. In addition, TMIS insures and reinsures certain TMS and TMCC risks. Income before income taxes from insurance operations contributed 22%, 13% and 16% to total income before income taxes for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

Servicing

TMCC remains as servicer on accounts included in its asset-backed securitization transactions and is paid a servicing fee.

Field Operations

During the first quarter of fiscal 2001, TMCC announced plans to restructure the Company's field operations. The branch offices of TMCC will be converted to serve only dealer business which includes the purchasing of contracts from dealers, financing inventories, loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements, as well as consulting on finance and insurance operations. The other functions that the branch offices currently cover, such as customer service, collections, lease termination and administrative functions, will be handled by three regional call centers. The new structure is expected to be completed in fiscal 2003.

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

The finance and insurance operations of the Company are regulated under both federal and state law. A majority of states have enacted legislation establishing licensing requirements to conduct retail and other finance and insurance activities. Most states also impose limits on the maximum rate of finance charges. In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on the Company's operations in these states if the Company were unable to pass on increased interest costs to its customers. In addition, state laws differ as to whether anyone suffering injury to person or property involving a leased vehicle may bring an action against the owner of the vehicle merely by virtue of that ownership. To the extent that applicable state law permits such an action, TMCC may be subject to liability to such an injured party. However, the laws of most states either do not permit such suits or limit the lessor's liability to the amount of any liability insurance that the lessee was required under applicable law to maintain (or, in some states, the lessor was permitted to maintain), but failed to maintain. TMCC's lease contracts contain provisions requiring the lessees to maintain levels of insurance satisfying applicable state law and TMCC maintains certain levels of contingent liability insurance for protection from catastrophic claims. TMCC currently does not monitor ongoing insurance compliance in connection with its customary servicing procedures.

The Company's operations are also subject to regulation under federal and state consumer protection statutes. The Company continually reviews its operations for compliance with applicable laws. Future administrative rulings, judicial decisions and legislation may require modification of the Company's business practices and documentation.

Employee Relations

At November 30, 2000, the Company had approximately 2,700 full-time employees. The Company considers its employee relations to be good.

Segment Information

Financial information regarding industry segments is set forth in Note 17 of the Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES.

The headquarters of the Company for both finance and insurance operations is located in Torrance, California. In addition, as of November 30, 2000, the finance operation has three regional offices and 32 branch offices in cities throughout the United States and one branch office in the Commonwealth of Puerto Rico. The insurance operation has six regional sales offices; five of these premises are shared with the finance operation's branch offices. A finance and insurance service center is located in Cedar Rapids, Iowa. All premises are occupied under lease.

ITEM 3.   LEGAL PROCEEDINGS.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in TMCC's business operations, policies and practices. Certain of these actions are similar to suits, which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of September 30, 2000 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

TMCC is a wholly-owned subsidiary of TFSA and, accordingly, all shares of the Company's stock are owned by TFSA. There is no market for TMCC's stock.

No dividends have been declared or paid to date.

ITEM 6.   SELECTED FINANCIAL DATA.

                                           Years Ended September 30,
                                  -------------------------------------------
                                   2000     1999     1998     1997     1996
                                  -------  -------  -------  -------  -------
                                              (Dollars in Millions)
INCOME STATEMENT DATA

Financing Revenues:

Leasing.......................... $ 2,402  $ 2,397  $ 2,595  $ 2,743  $ 2,453
Retail financing.................     768      645      531      433      402
Wholesale and other
   dealer financing..............     182      123      114      101      122
                                  -------  -------  -------  -------  -------
Total financing revenues.........   3,352    3,165    3,240    3,277    2,977

Depreciation on leases...........   1,440    1,664    1,681    1,793    1,625
Interest expense.................   1,289      940      994      918      820
                                  -------  -------  -------  -------  -------
Net financing revenues...........     623      561      565      566      532

Insurance premiums earned and
   contract revenues.............     138      122      112       97       86
Investment and other income......      99       88       79       66       41
Loss on asset impairment.........      74       19        -        -        -
                                  -------  -------  -------  -------  -------
Net financing revenues
   and other revenues............     786      752      756      729      659
                                  -------  -------  -------  -------  -------
Expenses:

Operating and administrative.....     400      376      323      259      235
Provision for credit losses......     135       83      127      136      115
Insurance losses and loss
   adjustment expenses...........      81       63       55       51       49
                                  -------  -------  -------  -------  -------
Total expenses...................     616      522      505      446      399
                                  -------  -------  -------  -------  -------

Income before income taxes.......     170      230      251      283      260

Equity in net loss of subsidiary.       1        -        -        -        -
Provision for income taxes.......      65       98      107      121      108
                                  -------  -------  -------  -------  -------
Net Income....................... $   104  $   132  $   144  $   162  $   152
                                  =======  =======  =======  =======  =======

Ratio of earnings to
   fixed charges.................    1.13     1.24     1.25     1.31     1.32


                                           Years Ended September 30,
                                  -------------------------------------------
                                   2000     1999     1998     1997     1996
                                  -------  -------  -------  -------  -------
                                              (Dollars in Millions)
BALANCE SHEET DATA

Finance receivables, net......... $18,168  $13,856  $11,521   $8,452   $7,474
Investments in operating
  leases, net.................... $ 7,964  $ 8,605  $ 9,765  $10,257  $10,831
Total assets..................... $28,036  $24,578  $23,225  $19,830  $19,309
Notes and loans payable.......... $21,098  $18,565  $17,597  $14,745  $15,014
Capital stock....................    $915     $915     $915     $915     $915
Retained earnings................  $1,539   $1,435   $1,303   $1,159     $997


Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes TMCC's net income by business segment for the fiscal years ended September 30, 2000, 1999 and 1998:

                                             Years Ended September 30,
                                             -------------------------
                                             2000       1999      1998
                                             ----       ----      ----
                                               (Dollars in Millions)
Net income:
  Financing operations................       $ 70       $113      $119
  Insurance operations................         34         19        25
                                             ----       ----      ----
     Total net income.................       $104       $132      $144
                                             ====       ====      ====


Net income from financing operations decreased 38% in fiscal 2000, primarily due to lower interest margin as a result of higher interest expense, the recognition of asset impairment losses, higher provision for credit losses, and higher operating and administrative expenses. The decrease in fiscal 1999 financing operations net income from fiscal 1998 reflects lower financing revenues and higher operating and administrative expenses, substantially offset by lower interest expense, lower provision for credit losses and lower depreciation on leases.

Net income from insurance operations increased 79% in fiscal 2000, primarily due to higher insurance premiums earned and contract revenues, higher investment income and lower provision for income taxes, partially offset by higher insurance losses and loss adjustment expenses. The decrease in fiscal 1999 net income reflects higher operating and administrative expenses and lower investment income.

Earning Assets
--------------

The composition of TMCC's net earning assets (which excludes retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the years ended September 30, 2000, 1999, and 1998 are summarized below:

                                                      September 30,
                                               ---------------------------
                                                2000      1999      1998
                                               -------   -------   -------
                                                  (Dollars in Millions)

Vehicle lease
  Investment in operating leases, net........  $ 7,580   $ 8,290   $ 9,559
  Finance leases, net........................    5,504     3,315     2,313
                                               -------   -------   -------
Total vehicle leases.........................   13,084    11,605    11,872

Vehicle retail finance receivables, net......   10,235     8,916     7,834
Vehicle wholesale and other financing........    3,043     2,142     1,800
Allowance for credit losses..................     (230)     (202)     (220)
                                               -------   -------   -------
Total net earning assets.....................  $26,132   $22,461   $21,286
                                               =======   =======   =======


                                                Years Ended September 30,
                                               ---------------------------
                                                2000      1999      1998
                                               -------   -------   -------
Total contract volume:
   Vehicle lease.............................  240,000   249,000   312,000
   Vehicle retail............................  412,000   333,000   282,000
                                               -------   -------   -------
Total........................................  652,000   582,000   594,000
                                               =======   =======   =======

TMS sponsored contract volume:
   Vehicle lease.............................   59,000    96,000   170,000
   Vehicle retail............................   44,000    46,000    80,000
                                               -------   -------   -------
Total........................................  103,000   142,000   250,000
                                               =======   =======   =======

Used contract volume:
   Vehicle lease.............................    8,000     6,000     7,000
   Vehicle retail............................  149,000   112,000    94,000
                                               -------   -------   -------
Total........................................  157,000   118,000   101,000
                                               =======   =======   =======

Finance penetration (excluding fleet):
   Vehicle lease.............................    15.4%     17.7%     25.3%
   Vehicle retail............................    17.5%     16.0%     15.7%
                                               -------   -------   -------
Total........................................    32.9%     33.7%     41.0%
                                               =======   =======   =======

TMCC's net earning assets as of September 30, 2000 increased from September 30, 1999 due to growth in retail, finance lease and wholesale earning assets, partially offset by a decline in operating lease earning assets. The increase in retail earning assets was primarily due to higher retail contract volume, partially offset by the sale of $1.5 billion of retail finance receivables during fiscal 2000. Finance lease earning assets increased from September 30, 1999 as fiscal 2000 volume exceeded liquidations. Wholesale earning assets increased from September 30, 1999 primarily due to an increase in the number of dealers receiving wholesale financing. The increase in allowance for credit losses reflects asset growth.

TMCC's net earning assets as of September 30, 1999 increased from September 30, 1998 primarily due to growth in retail and wholesale earning assets, partially offset by a decline in lease earning assets.

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as a lessor and to hold title to leased vehicles in specified states. The value of the lease contracts purchased by the Titling Trust in fiscal 2000 and 1999 represented approximately 43% and 41%, respectively, of all lease contracts purchased by both TMCC and the Titling Trust. TMCC holds an undivided trust interest in lease contracts owned by the Titling Trust, and such lease contracts are included in TMCC's lease assets, until such time as the beneficial interests in such contracts are transferred in connection with a securitization transaction. Substantially all leases owned by the Titling Trust are classified as finance receivables due to certain residual value insurance arrangements in place with respect to such leases, while leases of similar nature originated outside of the Titling Trust are classified as operating leases. The continued acquisition of leases by the Titling Trust has changed the composition of earning assets resulting in an increasing mix of finance receivables relative to operating lease assets due to the classification differences described above.

TMS sponsors special lease and retail programs which subsidize reduced monthly payments on certain Toyota and Lexus new vehicles and Toyota industrial equipment to qualified lease and retail customers. Support amounts received from TMS in connection with these programs approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease and retail installment contract terms. The level of sponsored program activity varies based on TMS marketing strategies, and revenues earned vary based on the mix of Toyota and Lexus vehicles, timing of programs and the level of support provided. Support amounts earned from TMS sponsored special lease and retail contracts totaled $108 million, $126 million and $142 million for fiscal years 2000, 1999 and 1998, respectively.

TMCC's lease contract volume for the year ended September 30, 2000 declined from 1999 reflecting lower levels of programs sponsored by TMS. TMCC's retail contract volume for the year ended September 30, 2000 increased from 1999 levels due to competitive pricing and the strong sales of Toyota and Lexus vehicles.

The increase in used vehicle retail contract volume during fiscal 2000 and 1999 reflects a large supply of used vehicles due to the volume of vehicles coming off-lease as well as a shift from leasing to retail financing.

Lower lease contract volume in 1999 compared to 1998 was primarily due to lower finance penetration due to changes in lease programs and the residual value setting policy, as well as lower levels of programs sponsored by TMS. Higher retail contract volume in 1999 compared to 1998 was primarily due to competitive pricing and strong sales of Toyota and Lexus vehicles.

Net Financing Revenue and Other Revenues
----------------------------------------

TMCC's net financing revenues increased in fiscal 2000 primarily due to lower depreciation expenses and higher retail and wholesale revenues, substantially offset by higher interest expense. The decrease in fiscal 1999 net financing revenues was primarily due to lower leasing revenues, offset by lower interest expense and increased retail and wholesale revenues. TMCC's continued use of the Titling Trust to purchase leases has caused a shift in the composition of earning assets from operating leases to finance receivables, as discussed earlier, and resulted in increased revenues from finance leases and reduced operating lease revenues and depreciation on operating leases.

Insurance premiums earned and contract revenues increased 13% and 9% in fiscal 2000 and 1999, respectively, due to higher underwriting revenues associated with in-force agreements.

The following table summarizes TMCC's investment and other income for the fiscal years ended September 30, 2000, 1999 and 1998:

                                                         Years Ended September 30,
                                                        --------------------------
                                                        2000       1999       1998
                                                        ----       ----       ----
                                                           (Dollars in Millions)
Investment income...................................    $ 60       $ 34       $ 32
Servicing fee income................................      34         39         26
Gains on assets sold................................       5         15         21
                                                        ----       ----       ----
   Investment and other income......................    $ 99       $ 88       $ 79
                                                        ====       ====       ====

The increase in investment and other income from fiscal 1999 to fiscal 2000 is primarily due to higher investment income, partially offset by lower gains on assets sold and lower servicing fee income. The increase in investment and other income from fiscal 1998 to fiscal 1999 is primarily due to higher servicing fee income, partially offset by lower gains on assets sold.

The increase in investment income in fiscal 2000 reflects higher market interest rates and an increase in TMCC's portfolio of marketable securities. Servicing fee income decreased 13% in fiscal 2000 due to the reduction in the average balance of sold interests in lease and retail finance receivables as well as the temporary waiver of servicing fee income related to the fiscal 1997 sale of interests in lease finance receivables. Servicing fee income increased 50% in fiscal 1999 due to the growth in the combined balance of sold interests in lease finance and sold retail receivables.

Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale, key assumptions used and current financial market conditions. Gains on assets sold decreased $10 million and $6 million during fiscal years 2000 and 1999, respectively, primarily due to increases in market interest rates which result in narrower spreads being retained by the Company.

TMCC performs a quarterly review of the fair market value of assets retained in the sale of interests in lease finance receivables. The fair market value of these retained assets are impacted by management's expectations as to future losses on vehicle disposition, credit losses and prepayment rates. During the third quarter of fiscal 2000, the Company refined its methodology for forecasting losses on vehicle disposition to better reflect recent and expected loss experience. TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $74 million and $19 million during the years ended September 30, 2000 and 1999, respectively, resulting from an increase in vehicle disposition loss assumptions related to leases originated prior to model year 1999 and terminating fiscal years 2000 through 2002.

Depreciation on Leases
----------------------
The following table sets forth the items included in TMCC's depreciation on leases for the years ended September 30, 2000, 1999 and 1998:


                                                             September 30,
                                                      ---------------------------
                                                       2000      1999       1998
                                                      ------    ------     ------
                                                         (Dollars in Millions)

  Straight-line depreciation on operating leases....  $1,273    $1,378     $1,501
  Provision for residual value losses...............     202       286        260
  TMS support for certain vehicle disposition
      losses........................................     (35)        -        (80)
                                                      ------    ------     ------
  Total depreciation on leases......................  $1,440    $1,664     $1,681
                                                      ======    ======     ======

Straight-line depreciation expense decreased 8% during fiscal 2000 and 1999 corresponding with a decline in average operating lease assets. As discussed earlier, the acquisition of leases by the Titling Trust has increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation on operating leases.

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

Total unguaranteed residual values related to TMCC's vehicle lease portfolio increased from approximately $6.5 billion at September 30, 1999 to $7.0 billion at September 30, 2000. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors.

The decrease in the provision for residual value losses in fiscal 2000 reflects reduced losses at vehicle disposition, as well as management's estimate that current reserve levels are considered adequate to cover expected losses at vehicle disposition as of September 30, 2000. Losses at vehicle disposition decreased $30 million and $42 million during fiscal 2000 and fiscal 1999, respectively. The decrease in vehicle disposition losses was primarily due to a decrease in the number of vehicles scheduled to terminate resulting from the sale of interests in lease finance receivables during fiscal 1997 and 1998, partially offset by a higher rate of vehicle returns. The Company has taken action to reduce vehicle disposition losses by developing strategies to increase dealer and lessee purchases of off-lease vehicles, expanding marketing of off-lease vehicles through the internet and maximizing proceeds on vehicles sold through auction. In addition, TMCC implemented a new residual value setting policy for new model year 1999 Toyota vehicles that separately calculates the residual value applicable to the base vehicle and the residual value applicable to certain specified optional accessories and optional equipment.

The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 50% for fiscal 2000 as compared to 47% and 40% for fiscal 1999 and 1998, respectively. TMCC believes that industry-wide record levels of incentives on new vehicles and a large supply of late model off-lease vehicles have put downward pressure on used car prices. In addition, TMCC's increased vehicle return rates reflect the impact of competitive new vehicle pricing for core Toyota and Lexus models. Return rates and losses may also be affected by the amount and types of accessories or installed optional equipment included in leased vehicles. Although vehicle loss rates are typically the result of a combination of factors, to the extent certain types of optional equipment depreciate more quickly than the value of the base vehicle, leased vehicles having a greater portion of their manufacturer's suggested retail price attributable to such optional equipment will experience relatively higher levels of loss. TMCC expects the large supply of vehicles coming off-lease to continue through fiscal 2001 and that the full term return ratio and losses will remain at or near current levels.

Under an arrangement with TMS, TMCC received support for vehicle disposition losses in fiscal years 2000 and 1998; no assurance can be provided as to either the level of support or the continuation of the support arrangement in future periods.

TMCC's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 42 months and 40 months at September 30, 2000 and 1999, respectively.

Interest Expense
----------------

Interest expense increased 37% in fiscal 2000 compared with fiscal 1999 primarily due to higher average cost of borrowings and an increase in average debt outstanding. Interest expense decreased 5% in fiscal 1999 reflecting lower average cost of borrowings, partially offset by an increase in average debt outstanding. The weighted average cost of borrowings was 6.30%, 5.34% and 5.85% for the years ended September 30, 2000, 1999 and 1998, respectively. Increases in TMCC's interest costs are expected to continue through fiscal 2001 reflecting the increases in market interest rates during fiscal 2000 and 1999.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 6% and 16% in fiscal 2000 and 1999, respectively. The increase in fiscal 2000 reflects expenses associated with technology-related projects, as well as costs to support TMCC's growing customer base. The increase in fiscal 1999 reflects primarily additional personnel and operating costs required to support TMCC's growing customer base, growth in the Company's insurance operations, as well as costs in connection with technology upgrades and software modifications to address year 2000 issues.

Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC. On October 1, 2000, TMS and TMCC entered into a Shared Services Agreement covering the services TMS will continue to provide after the ownership of TMCC was transferred to TFSA. During fiscal 2000, charges reimbursed by TMCC to TMS totaled $25 million. Net charges to be reimbursed by TMCC to TMS during the six months ended March 31, 2001 are estimated to range between $22 million and $28 million. The Shared Services Agreement is filed as an exhibit in Item 14.

A credit support fee agreement expected to be entered into between TMCC and TFSC provides that TMCC will pay to TFSC a semi-annual fee equal to a percentage of the outstanding amount of TMCC's Securities entitled to credit support, as described under Item 1. Credit support fees to be included in operating and administrative expenses for the six months ended March 31, 2001 are estimated to be $6 million.

Operating and administrative expenses are also expected to increase as a result of the planned restructuring of TMCC's field operations. The branch offices of TMCC will be converted to serve only dealer business which includes the purchasing of contracts from dealers, financing inventories, loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements, as well as consulting on finance and insurance operations. The other functions that the branch offices currently cover, such as customer service, collections, lease termination and administrative functions, will be handled by three regional call centers. The new structure is expected to be completed in fiscal 2003. Restructuring charges to be recognized during the six months ended March 31, 2001 are not expected to exceed $10 million. Additional restructuring charges are expected through fiscal 2003.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses increased 63% during fiscal 2000 reflecting growth in earning assets. The provision for credit losses decreased 35% during fiscal 1999 based on improved credit loss experience, portfolio composition and other factors. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of September 30, 2000.

During fiscal 2000, TMCC completed the national launch of an expanded tiered pricing program for retail vehicle contracts. The objective of the expanded program is to better match customer risk with contract rates charged to allow profitable purchases of a wider range of risk levels. A national launch of an expanded tiered pricing program for lease vehicle contracts is planned for fiscal 2001. Implementation of these expanded programs is expected to increase contract yields and as the portfolio matures, increase credit losses in connection with purchases of higher risk contracts.

An analysis of credit losses and the related allowance follows, excluding net losses on receivables sold subject to limited recourse provisions:

                                          Years ended September 30,
                                    ------------------------------------
                                    2000    1999    1998    1997    1996
                                    ----    ----    ----    ----    ----
                                            (Dollars in Millions)
Allowance for credit losses
   at beginning of period.........  $202    $220    $213    $203    $171
Provision for credit losses.......   135      83     127     136     115
Charge-offs.......................  (116)   (104)   (120)   (116)    (81)
Recoveries........................    19      17      17      12      12
Other Adjustments.................   (10)    (14)    (17)    (22)    (14)
                                    ----    ----    ----    ----    ----
Allowance for credit losses
   at end of period...............  $230    $202    $220    $213    $203
                                    ====    ====    ====    ====    ====

Allowance for credit losses
   as a percent of gross
   earning assets................   0.87%   0.89%   1.02%   1.13%   1.10%

Net credit losses as a percent
   of average earning assets.. ..    .39%    .40%    .51%    .55%    .41%

Aggregate balances at end of
   period for lease rentals
   and installments 60
   or more days past due..........   $54     $35     $30     $30     $29

Aggregate balances at end of
   period for lease rentals
   and installments 60 or more
   days past due as a percent
   of net investments in operating
   leases and gross receivables
   outstanding....................   .20%    .15%    .14%    .15%    .15%


LIQUIDITY AND CAPITAL RESOURCES

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities as well as transactions through the Company's asset-backed securitization programs. Debt issuances have generally been in the form of commercial paper, extendible commercial notes ("ECNs") and domestic and euro medium-term notes ("MTNs") and bonds.

Commercial paper and ECN issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $1.5 billion to $4.0 billion during fiscal 2000, with an average outstanding balance of $2.7 billion. The outstanding balance of ECNs at September 30, 2000 totaled $195 million.

For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks, which aggregated $3.0 billion at November 30, 2000. No loans were outstanding under any of these bank credit facilities during fiscal 2000. TMCC also maintains, uncommitted, unsecured lines of credit with banks totaling $125 million. At November 30, 2000, TMCC had issued approximately $1 million in letters of credit.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided TMCC with significant sources of funding. During fiscal 2000, TMCC issued approximately $4.9 billion of domestic and euro MTNs and bonds all of which had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at September 30, 2000 ranged from nine months to eleven years. As of September 30, 2000, TMCC had total MTNs and bonds outstanding of $17.5 billion, of which $7.0 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTNs and other debt securities. At November 30, 2000, approximately $3.3 billion was available for issuance under this registration statement. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's euro MTN program is $16.0 billion. Approximately $4.8 billion was available for issuance under the euro MTN program as of November 30, 2000. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital markets that are not issued under its MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets as described in Note 7 to the Consolidated Financial Statements. TMCC maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests, in retail receivables. During the year ended September 30, 2000, TMCC sold retail receivables totaling $1.5 billion in connection with securities issued under the shelf registration statement. As of November 30, 2000, $1.5 billion remained available for issuance under the registration statement.

In March 2000, certain nationally recognized statistical rating organizations placed several classes of TMCC's lease securitizations under review for possible downgrade as a result of higher than expected residual value losses. In May 2000, TMCC made a cash capital contribution totaling $102 million to Toyota Leasing, Inc., a wholly-owned subsidiary of TMCC, for deposit into the reserve funds of the lease securitizations under review. In addition, a portion of the monthly excess cash flows in the transactions are being retained in these reserve funds to supplement the capital contribution. As a result of TMCC's actions, the rating organizations affirmed the original credit ratings for the lease asset-backed securities. TMCC's long term unsecured ratings were unaffected by these events. TMCC does not believe that the rating organization actions have had a material adverse effect on its liquidity or access to capital markets.

TMCC's ratio of earnings to fixed charges was 1.13, 1.24 and 1.25 in the years ended September 30, 2000, 1999, and 1998, respectively. TMCC believes that the decline in the ratio has not affected its ability to maintain liquidity or access to outside funding sources. The decline in the ratio during fiscal 2000 was due to several factors including lower interest margin as a result of higher interest expense, the recognition of asset impairment losses, higher provision for credit losses and higher operating and administrative expenses.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation and sale of earning assets, totaling $23.0 billion and $21.0 billion during fiscal 2000 and 1999, respectively, was used to purchase additional investments in operating leases and finance receivables, totaling $28.2 billion and $23.9 billion during fiscal 2000 and 1999, respectively. Investing activities resulted in a net use of cash of $5.1 billion and $3.3 billion in fiscal 2000 and 1999, respectively, as the purchase of additional earning assets exceeded cash provided by the liquidation of earning assets. Net cash provided by operating activities totaled $1.9 billion and $2.3 billion in fiscal 2000 and 1999, and net cash provided by financing activities totaled $3.1 billion and $1.1 billion, during fiscal 2000 and 1999, respectively. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and ECNs, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that the Company considers its employee relations to be good; that increases in interest costs are expected to continue through fiscal 2001; that TMCC anticipates continued growth in operating and administrative expenses reflecting costs associated with technology initiatives and operating and administrative services provided by TMS, credit support fees and the restructuring of TMCC's field operations; that the implementation of the expanded tiered pricing programs may result in increased contract yields and as the portfolio matures, increased credit losses in connection with purchases of higher risk contracts; that TMCC expects the large supply of vehicles coming off-lease to continue through fiscal 2001 and that the full term return ratio and losses will remain at or near current levels; that allowances for credit losses are considered adequate to cover expected credit losses; that TMCC anticipates continued use of MTNs and bonds in the United States and the international capital markets; that TMCC may issue bonds in the domestic and international capital markets that are not issued under its MTN programs; that the decline in the ratio of earnings to fixed charges has not affected its ability to maintain liquidity or access to outside funding sources; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and ECNs, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements; that TMCC does not believe that it will experience significant issues relating to the continuity of TMCC's contracts arising from the introduction of the euro; that the Company does not currently anticipate non-performance by any of its counterparties;

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; increases in prevailing interest rates; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; the effects of any rating agency actions; increases in market interest rates; the monetary policies exercised by the European Central Bank and other monetary authorities; increased costs associated with the Company's debt funding efforts; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as either components of earnings or accumulated other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which amends the accounting and reporting standards of Statement No. 133. The Company adopted SFAS Nos. 133 and 138 on
October 1, 2000. The adoption of these new accounting standards will result in cumulative after-tax reductions in net income of approximately
$2 million. The adoption will also impact assets and liabilities recorded on the balance sheet.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has not determined the impact that adoption of this standard will have on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


TMCC utilizes a variety of interest rate and currency derivative financial instruments to manage interest rate and currency exchange exposures. The derivative instruments used include cross currency and interest rate swaps, indexed note swaps and option-based products. TMCC does not use any of these instruments for trading purposes. The total notional amounts of TMCC's derivative financial instruments at September 30, 2000 and 1999 were $32.0 billion and $26.0 billion, respectively. The notional amounts of interest rate and indexed note swap agreements and option-based products do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's exposure through its use of derivatives. The only market rate risk related to TMCC's portfolio is interest rate risk as foreign currency risks are entirely hedged through cross currency interest rate swap agreements.

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

TMCC also utilizes option-based products in managing its exposure to interest rate fluctuations. Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements and, to a lesser extent, corridor agreements. Option-based products are agreements which either grant TMCC the right to receive, or require TMCC to make payments at, specified interest rate levels.

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

Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at September 30, 2000 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at September 30, 2000 was $95 million on an aggregate notional amount of $32.0 billion. Additionally, at September 30, 2000, approximately 89% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not currently anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of September 30, 2000; TMCC has not experienced any counterparty default during the three years ended
September 30, 2000.

TMCC uses a value-at-risk methodology, in connection with other management tools, to assess and manage the interest rate risk of aggregated loan and lease assets and financial liabilities, including interest rate derivatives and option-based products. Value-at-risk represents the potential losses in fair value for a portfolio from adverse changes in market factors for a specified period of time and likelihood of occurrence (i.e. level of confidence).
TMCC's value-at-risk methodology incorporates the impact from adverse changes in market interest rates but does not incorporate any impact from other market changes, such as foreign currency exchange rates or commodity prices, which do not affect the value of TMCC's portfolio. The value-at-risk methodology excludes changes in fair values related to investments in marketable securities and equipment financing as these amounts are not significant to TMCC's total portfolio.

The value-at-risk methodology uses five years of historical interest rate data to build a database of prediction errors in forward rates for a one month holding period. These prediction errors are then applied randomly to current forward rates through a Monte Carlo process to simulate 500 potential future yield curves. The portfolio is then re-priced with these curves to develop a distribution of future portfolio values. Options in the portfolio are priced with current market implied volatilities and the simulated yield curves using the Black Scholes method. The lowest portfolio value at the 95% confidence interval is compared with the current portfolio value to derive the value-at-risk number.

The value-at-risk and the average value-at-risk of TMCC's portfolio as of and for the fiscal years ended September 30, 2000 and 1999, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:


                                                                Average for the
                                                 As of         Fiscal Year Ending
                                          September 30, 2000   September 30, 2000
                                          ------------------   -------------------
Mean portfolio value.....................   $4,536.0 million      $4,742.0 million
Value-at-risk............................     $129.9 million        $113.5 million
Percentage of the mean portfolio value...        2.9%                  2.4%
Confidence level.........................       95.0%                 95.0%


                                                                Average for the
                                                 As of         Fiscal Year Ending
                                          September 30, 1999   September 30, 1999
                                          ------------------   -------------------
Mean portfolio value.....................   $3,300.0 million      $3,600.0 million
Value-at-risk............................      $86.3 million         $71.6 million
Percentage of the mean portfolio value...        2.6%                  2.0%
Confidence level.........................       95.0%                 95.0%





TMCC's calculated value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of TMCC's portfolio of financial instruments during the year. The increase in the mean portfolio value and value-at-risk levels from fiscal 1999 primarily reflects an increase in TMCC's portfolio and changes in market rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                    -------

Report of Independent Accountants................................     27

Consolidated Balance Sheet at September 30, 2000 and 1999........     28

Consolidated Statement of Income for the
   years ended September 30, 2000, 1999 and 1998.................     29

Consolidated Statement of Shareholder's Equity for
   the years ended September 30, 2000, 1999 and 1998.............     30

Consolidated Statement of Cash Flows for the
   years ended September 30, 2000, 1999 and 1998.................     31

Notes to Consolidated Financial Statements.......................   32-60







All schedules have been omitted because they are not required, not applicable, or the information has been included elsewhere.

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------








To the Board of Directors and Shareholder of Toyota Motor Credit Corporation




In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/S/ PRICEWATERHOUSECOOPERS LLP


Los Angeles, California
October 31, 2000

                     TOYOTA MOTOR CREDIT CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in Millions)

                                                        September 30,
                                                   -----------------------
                                                     2000           1999
                                                   --------       --------
               ASSETS
               ------

Cash and cash equivalents..................         $   170        $   180
Investments in marketable securities.......             871            450
Finance receivables, net...................          18,168         13,856
Investments in operating leases, net.......           7,964          8,605
Receivable from Parent and Affiliate.......               -            717
Other receivables..........................             468            366
Deferred charges...........................             133            131
Other assets...............................             262            242
Income taxes receivable....................               -             31
                                                    -------        -------

         Total Assets......................         $28,036        $24,578
                                                    =======        =======

   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable....................         $21,098        $18,565
Accrued interest...........................             195            161
Accounts payable and accrued expenses......           1,943          1,096
Deposits...................................             160            201
Income taxes payable.......................               3              -
Deferred income............................             681            636
Deferred income taxes......................           1,483          1,554
                                                    -------        -------
      Total Liabilities....................          25,563         22,213
                                                    -------        -------
Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 91,500 in 2000 and
      1999)................................             915            915
   Retained earnings.......................           1,539          1,435
   Accumulated other comprehensive income..              19             15
                                                    -------        -------
      Total Shareholder's Equity...........           2,473          2,365
                                                    -------        -------
         Total Liabilities and
         Shareholder's Equity..............         $28,036        $24,578
                                                    =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                        TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Millions)

                                                  Years ended September 30,
                                                ----------------------------
                                                 2000       1999       1998
                                                ------     ------     ------
Financing Revenues:

   Leasing.................................     $2,402     $2,397      2,595
   Retail financing........................        768        645        531
   Wholesale and other dealer financing....        182        123        114
                                                ------     ------     ------

Total financing revenues...................      3,352      3,165      3,240

   Depreciation on leases..................      1,440      1,664      1,681
   Interest expense........................      1,289        940        994
                                                ------     ------     ------
Net financing revenues.....................        623        561        565

Insurance premiums earned and contract
   revenues................................        138        122        112

Investment and other income................         99         88         79

Loss on asset impairment...................         74         19          -
                                                ------     ------     ------
Net financing revenues and other revenues..        786        752        756
                                                ------     ------     ------
Expenses:

   Operating and administrative............        400        376        323
   Provision for credit losses.............        135         83        127
   Insurance losses and loss adjustment
      expenses.............................         81         63         55
                                                ------     ------     ------

Total expenses.............................        616        522        505
                                                ------     ------     ------

Income before income taxes.................        170        230        251

Equity in net loss of subsidiary...........          1          -          -
Provision for income taxes.................         65         98        107
                                                ------     ------     ------

Net Income.................................     $  104     $  132     $  144
                                                ======     ======     ======





See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                         Accumulated
                                                           Other
                                    Capital  Retained  Comprehensive
                                     Stock   Earnings      Income       Total
                                    -------  --------  -------------   ------
-

Balance at September 30, l997....    $  915   $ 1,159    $        7    $2,081
                                     ------   -------    ----------    ------

Net income in 1998...............         -       144             -       144

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             6         6
                                     ------  --------    ----------    ------
Total                                     -       144             6       150
                                     ------  --------    ----------    ------

Balance at September 30, 1998....       915     1,303            13     2,231
                                     ------  --------    ----------    ------

Net income in 1999...............         -       132             -       132

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             2         2
                                     ------  --------    ----------    ------
Total                                     -       132             2       134
                                     ------  --------    ----------    ------

Balance at September 30, 1999....       915     1,435            15     2,365
                                     ------  --------    ----------    ------

Net income in 2000...............         -       104             -       104

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             4         4
                                     ------  --------    ----------    ------
Total                                     -       104             4       108
                                     ------  --------    ----------    ------

Balance at September 30, 2000....    $  915   $ 1,539    $       19    $2,473
                                     ======   =======    ==========    ======




See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Dollars in Millions)

                                                                 Years ended September 30,
                                                             ---------------------------------
                                                              2000         1999          1998
                                                             ------       ------        ------
Cash flows from operating activities:

   Net income.............................................   $  104       $  132        $  144
                                                             ------       ------        ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization.....................    1,557        1,711         1,826
        Provision for credit losses.......................      135           83           127
        Gain from sale of finance receivables, net........       (5)         (15)          (21)
        Gain from sale of marketable securities, net......       (8)          (1)           (5)
        Loss on asset impairment..........................       74           19             -
        (Decrease) increase in other assets...............      (58)         125          (471)
        Increase (decrease) in accrued interest...........       34          (15)          (37)
        (Decrease) increase in deferred income taxes......      (68)         173           420
Increase in other liabilities.....................              165           42           139
                                                             ------       ------        ------
   Total adjustments......................................    1,826        2,122         1,978
                                                             ------       ------        ------

Net cash provided by operating activities.................    1,930        2,254         2,122
                                                             ------       ------        ------

Cash flows from investing activities:

   Addition to investments in marketable
      securities..........................................   (1,409)        (705)         (996)
   Disposition of investments in marketable
      securities..........................................      985          694           906
   Purchase of finance receivables........................  (25,161)     (20,309)      (19,034)
   Liquidation of finance receivables.....................   19,238       15,802        14,003
   Proceeds from sale of finance receivables..............    1,476        2,042         1,830
   Addition to investments in operating leases............   (3,085)      (3,577)       (4,552)
   Disposition of investments in operating leases.........    2,262        3,137         3,303
   Decrease (increase) in receivable from Parent..........      644         (396)         (143)
                                                             ------       ------        ------

Net cash used in investing activities.....................   (5,050)      (3,312)       (4,683)
                                                             ------       ------        ------
Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable......    6,783        6,634         6,039
   Payments on notes and loans payable....................   (5,582)      (4,985)       (4,250)
   Net increase (decrease) in commercial paper,
      with original maturities less than 90 days..........    1,909         (567)          751
                                                             ------       ------        ------

Net cash provided by financing activities.................    3,110        1,082         2,540
                                                             ------       ------        ------

Net (decrease) increase in cash and cash equivalents......      (10)          24           (21)

Cash and cash equivalents at the beginning
   of the period..........................................      180          156           177
                                                             ------       ------        ------

Cash and cash equivalents at the end of the
   period.................................................   $  170       $  180        $  156
                                                             ======       ======        ======
Supplemental disclosures:

   Interest paid..........................................   $1,240         $979          $995
   Income taxes paid......................................      $22          $17            $6



See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Nature of Operations
-----------------------------

Toyota Motor Credit Corporation ("TMCC") provides retail and wholesale financing, retail leasing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii) and the Commonwealth of Puerto Rico. As of September 30, 2000, TMCC was a wholly-owned subsidiary of Toyota Motor Sales, U.S.A., Inc. ("TMS" or the "Parent"). TMS is primarily engaged in the wholesale distribution of automobiles, trucks, industrial equipment and related replacement parts and accessories throughout the United States (excluding Hawaii). Substantially all of TMS's products are purchased from Toyota Motor Corporation ("TMC") or its affiliates.

TMCC has four wholly-owned subsidiaries, Toyota Motor Insurance Services, Inc. ("TMIS"), Toyota Motor Credit Receivables Corporation ("TMCRC"), Toyota Leasing, Inc. ("TLI") and Toyota Credit de Puerto Rico Corporation ("TCPR"). TMCC and its wholly-owned subsidiaries are collectively referred to as the "Company". TMIS provides certain insurance services along with certain insurance and contractual coverages in connection with the sale and lease of vehicles. In addition, the insurance subsidiaries insure and reinsure certain TMS and TMCC risks. TMCRC, a limited purpose subsidiary, operates primarily to acquire retail finance receivables from TMCC for the purpose of securitizing such receivables. TLI, a limited purpose subsidiary, operates primarily to acquire lease finance receivables from TMCC for the purpose of securitizing such leases. TCPR provides retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle dealers and their customers in Puerto Rico.

Toyota Credit Argentina S.A. ("TCA") provides retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. TMCC owns a 33% interest in TCA. TMCC's investment in TCA is accounted for using the equity method. Banco Toyota do Brasil ("BTB") provides retail and lease financing to authorized Toyota vehicle dealers and their customers in Brazil. BTB is owned 15% by TMCC. TMCC's investment in BTB is accounted for using the cost method. The remaining interests in TCA and BTB are owned by TMC, the ultimate parent of TMCC.

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

      Finance Receivables
      -------------------

Finance receivables are recorded at the present value of the related future cash flows including residual values for finance leases. Revenue associated with finance receivables is recognized on a level-yield basis over the contract terms.

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

      Insurance Operations
      --------------------

Revenues from providing coverage under various contractual agreements are recognized over the term of the agreement in relation to the timing and level of anticipated expenses. Revenues from insurance premiums are earned over the terms of the respective policies in proportion to estimated claims activity. Certain costs of acquiring new business, consisting primarily of commissions and premium taxes, are deferred and amortized over the terms of the related policies on the same basis as revenues are earned. The liability for reported losses and the estimate of unreported losses are recorded in accounts payable and accrued expenses. Commissions and fees from services provided are recognized in relation to the timing and level of services performed.

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

Pre-tax gains on sold retail receivables and interests in lease finance receivables are recognized in the period in which the sale occurs and are included in other income. In determining such gains, the investment in sold retail receivables and interests in lease finance receivables are allocated between the portion sold and the portion retained based on their relative fair values on the date sold.

      New Accounting Standards
      ------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for as either components of earnings or accumulated other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", which amends the accounting and reporting standards of Statement No. 133. The Company adopted SFAS Nos. 133 and 138 on
October 1, 2000. The adoption of these new accounting standards will result in cumulative after-tax reductions in net income of approximately
$2 million. The adoption will also impact assets and liabilities recorded on the balance sheet.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has not determined the impact that adoption of this standard will have on its consolidated financial statements.

      Reclassifications
      -----------------

Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.

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

The estimated fair value and amortized cost of investments in marketable securities are as follows:

                                                        September 30, 2000
                                            ----------------------------------------
                                                                Gross       Gross
                                                    Fair     Unrealized   Unrealized
                                            Cost    Value       Gains       Losses
                                            ----    -----    ----------   ----------
                                                       (Dollars in Millions)
Available-for-sale securities:
   Asset-backed securities.............     $620     $631          $ 22       $ (11)
   Corporate debt securities...........      102      101             1          (2)
   Equity securities...................       71       92            22          (1)
   U.S. debt securities................       40       40             -           -
                                            ----     ----          ----         ----
Total available-for-sale securities....     $833     $864          $ 45        $(14)
                                                                   ====         ====
Held-to-maturity securities:
   U.S. debt securities................        7        7
                                            ----     ----
Total marketable securities............     $840     $871
                                            ====     ====

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
                                            ====     ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Marketable Securities (Continued)
---------------------------------------------

The contractual maturities of investments in marketable securities at September 30, 2000 are as follows:

                                       Available-for-Sale    Held-to-Maturity
                                          Securities            Securities
                                       ------------------    ----------------
                                                    Fair                Fair
                                       Cost         Value    Cost       Value
                                       ----         -----    ----       -----
                                                  (Dollars in Millions)
Within one year......................  $256          $259    $  2        $  2
After one year through five years....   360           368       5           5
After five years through ten years...    60            60       -           -
After ten years......................    86            85       -           -
Equity securities....................    71            92       -           -
                                       ----          ----    ----        ----
   Total.............................  $833          $864    $  7        $  7
                                       ====          ====    ====        ====

The proceeds from sales of available-for-sale securities were $740 million and $562 million for the years ended September 30, 2000 and 1999, respectively. Realized gains on sales of available-for-sale securities were $13 million, $6 million and $6 million for the years ended September 30, 2000, 1999 and 1998, respectively. Realized losses on sales of available-for-sale securities were $5 million, $5 million and $1 million for the years ended September 30, 2000, 1999 and 1998, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                                         September 30,
                                                    ----------------------
                                                     2000           1999
                                                    -------        -------
                                                     (Dollars in Millions)
      Retail...............................        $ 10,630        $ 9,267
      Finance leases.......................           6,742          4,065
      Wholesale and other dealer loans.....           2,325          1,549
                                                    -------        -------
                                                     19,697         14,881
      Unearned income......................          (1,361)          (888)
      Allowance for credit losses..........            (168)          (137)
                                                    -------        -------
         Finance receivables, net..........         $18,168        $13,856
                                                    =======        =======

Contractual maturities are as follows:

       Due in the                                    Wholesale
      Years Ending                                   and Other
      September 30,                  Retail         Dealer Loans
      -------------                  -------        ------------
                                        (Dollars in Millions)
      2001..................         $ 3,093             $ 1,745
      2002..................           2,761                 226
      2003..................           2,304                  77
      2004..................           1,635                  97
      2005..................             675                 139
      Thereafter............             162                  41
                                     -------              ------
         Total..............         $10,630              $2,325
                                     =======              ======

Finance leases, net consisted of the following:

                                                          September 30,
                                                      ---------------------
                                                       2000           1999
                                                      ------         ------
                                                      (Dollars in Millions)
      Minimum lease payments..................        $5,433         $3,242
      Estimated unguaranteed residual values..         1,309            823
                                                      ------         ------
         Finance leases.......................         6,742          4,065
      Unearned income.........................        (1,092)          (627)
      Allowance for credit losses.............           (67)           (46)
                                                      ------         ------
         Finance leases, net..................        $5,583         $3,392
                                                      ======         ======

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Finance Receivables (Continued)
----------------------------

The aggregate balances related to finance receivables 60 or more days past due totaled $32 million and $20 million at September 30, 2000 and 1999, respectively. Future minimum finance lease payments for each of the five succeeding years ending September 30, are: 2001 - $1,400 million; 2002 - $1,493 million; 2003 - $1,342 million; 2004 - $796 million and 2005 - $402 million. A substantial portion of TMCC's finance receivables have historically been repaid prior to contractual maturity dates; contractual maturities and future minimum lease payments as shown above should not be considered as necessarily indicative of future cash collections. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.


Note 5 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                                         September 30,
                                                    ----------------------
                                                     2000            1999
                                                    -------        -------
                                                     (Dollars in Millions)
      Vehicles.................................      $9,553        $10,246
      Equipment and other......................         646            548
                                                    -------        -------
                                                     10,199         10,794
      Accumulated depreciation.................      (2,173)        (2,124)
      Allowance for credit losses..............         (62)           (65)
                                                    -------        -------
         Investments in operating leases, net..     $ 7,964        $ 8,605
                                                    =======        =======

Rental income from operating leases was $2,013 million, $2,185 million and $2,372 million for the years ended September 30, 2000, 1999 and 1998, respectively. Future minimum rentals on operating leases for each of the five succeeding years ending September 30, are: 2001 - $1,530 million; 2002 -
$943 million; 2003 - $447 million; 2004 - $101 million; 2005 - $9 million and thereafter - $1 million. A substantial portion of TMCC's operating lease contracts have historically been terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Allowance for Credit Losses
------------------------------------

An analysis of the allowance for credit losses follows:

                                                    Years ended September 30,
                                                   --------------------------
                                                   2000       1999       1998
                                                   ----       ----       ----
                                                     (Dollars in Millions)
     Allowance for credit losses
        at beginning of period...........          $202       $220       $213
     Provision for credit losses.........           135         83        127
     Charge-offs.........................          (116)      (104)      (120)
     Recoveries..........................            19         17         17
     Other adjustments...................           (10)       (14)       (17)
                                                   ----       ----       ----

     Allowance for credit losses
        at end of period.................          $230       $202       $220
                                                   ====       ====       ====


Note 7 - Sale of Retail Receivables and Interests in Lease Finance
Receivables
-----------------------------------------------------------------------------
-

TMCC maintains programs to sell retail receivables and interests in lease finance receivables through limited purpose subsidiaries TMCRC and TLI, respectively. During fiscal year 2000, TMCC sold interests in retail finance receivables totaling $1.5 billion, as described below.

Following is a summary of amounts included in investment in marketable securities and other receivables:

                                                         September 30,
                                                     ---------------------
                                                     2000             1999
                                                     ----             ----
                                                     (Dollars in Millions)
         Interest in trusts..................         404               54
         Interest only strips................          57               54
                                                     ----             ----
             Total...........................        $461             $108
                                                     ====             ====

        Other Receivables....................        $166             $108
                                                     ====             ====


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Retail Receivables and Interests in Lease Finance
Receivables
-----------------------------------------------------------------------------
-
        (Continued)

The pretax gain resulting from the sale of retail receivables and interests in lease finance receivables totaled approximately $5 million, $8 million and $15 million in fiscal 2000, 1999 and 1998, respectively, after providing an allowance for estimated credit and residual value losses. The pretax gain of $5 million for fiscal 2000 included a $3.9 million loss on the termination of interest rate swaps issued in conjunction with the transaction. In addition, TMCC exercised its clean-up call option to purchase the outstanding receivables sold in the April 1997 retail securitization transaction.

TMCC recorded an adjustment to other receivables totaling $74 million and $19 million in fiscal years 2000 and 1999, respectively, to recognize the impairment of an asset retained in the fiscal 1997, 1998 and 1999 sales of interests in lease finance receivables. These impairments were recognized when the future undiscounted cash flows of the assets were estimated to be insufficient to recover the related carrying values.

The outstanding balance of sold retail finance receivables which TMCC continues to service totaled $1.9 billion and $1.0 billion at September 30, 2000 and 1999, respectively. The outstanding balance of sold interests in lease finance receivables which TMCC continues to service totaled $1.9 billion and $3.1 billion at September 30, 2000 and 1999, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Notes and Loans Payable
--------------------------------

Notes and loans payable at September 30, 2000 and 1999, which consisted of senior debt, included the following:

                                                          September 30,
                                                     ----------------------
                                                      2000            1999
                                                     -------        -------
                                                      (Dollars in Millions)
       Commercial paper, net...................      $ 3,292        $ 1,427
       Extendible commercial notes, net..........        195            146
-------        -------
       Other senior debt, due in the years
          ending September 30,:
             2000..............................            -          4,077
             2001..............................        4,658          3,213
             2002..............................        2,975          2,718
             2003..............................        3,434          2,095
             2004..............................        3,623          2,466
             2005..............................          851            420
             Thereafter........................        1,995          1,916
                                                     -------        -------
                                                      17,536         16,905
       Unamortized premium.....................           75             87
                                                     -------        -------
             Total other senior debt...........       17,611         16,992
                                                     -------        -------
                Notes and loans payable........      $21,098        $18,565
                                                     =======        =======

Short-term borrowings include commercial paper, extendible commercial notes and certain domestic and euro medium-term notes ("MTNs"). The weighted average remaining term of commercial paper was 15 days and 21 days at September 30, 2000 and 1999, respectively. The weighted average interest rate on commercial paper was 6.56% and 5.33% at September 30, 2000 and 1999, respectively. The weighted average remaining term of extendible commercial notes was 47 days and 18 days at September 30, 2000 and 1999, respectively. The weighted average interest rate on extendible commercial notes was 6.64% and 5.39% at September 30, 2000 and 1999, respectively. Short-term MTNs with original terms of one year or less, included in other senior debt, were $775 million and $1,358 million at September 30, 2000 and 1999, respectively. The weighted average interest rate on these short-term MTNs was 5.93% and 5.57% at September 30, 2000 and 1999, respectively, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 6.52% and 5.45% at September 30, 2000 and 1999, respectively, including the effect of interest rate swap agreements. The rates have been calculated using rates in effect at September 30, 2000 and 1999, some of which are floating rates that reset periodically. Less than one percent of other senior debt at September 30, 2000 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. Approximately 62% of other senior debt at September 30, 2000 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 6.45% at September 30, 2000. TMCC manages interest rate risk through continuous adjustment of the mix of fixed and floating rate debt using interest rate swap agreements and option-based products.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Notes and Loans Payable (Continued)
--------------------------------

Included in notes and loans payable at September 30, 2000 and 1999 were unsecured notes denominated in various foreign currencies as follows:

                                                       September 30,
                                               ------------------------------
                                                  2000                1999
                                               -----------        -----------
                                                     (Amounts in Millions)

     British pound sterling..............            525                  675
     Danish kroner.......................            400                  400
     Dutch guilder.......................              -                  250
     Euro....................... ........          1,000                    -
     French franc........................          1,545                1,545
     German deutsche mark................          2,842                3,342
     Greek drachma.......................          5,000                5,000
     Hong Kong dollar....................            618                  618
     Italian lire........................        434,000              477,300
     Japanese yen........................        173,000              140,268
     Luxembourg franc....................          2,000                2,000
     New Zealand dollar..................            200                  200
     Norwegian Krone.....................            500                    -
     Singapore dollar....................            200                  200
     South African rand..................            250                  250
     Swedish kronor......................          1,060                1,060
     Swiss franc.........................          2,350                3,110


Concurrent with the issuance of these unsecured notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $8.2 billion at September 30, 2000. TMCC's foreign currency debt was translated into U.S. dollars in the financial statements at the various foreign currency spot exchange rates in effect at September 30, 2000. The receivables or payables arising as a result of the differences between the September 30, 2000 foreign currency spot exchange rates and the contract rates applicable to the cross currency interest rate swap agreements are classified in other receivables or accounts payable and accrued expenses, respectively, and would in aggregate total a net payable position of $1.2 billion at September 30, 2000.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Fair Value of Financial Instruments
--------------------------------------------

The fair value of financial instruments at September 30, 2000 and 1999, was estimated using the valuation methodologies described below. Considerable judgement was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Company's financial instruments at September 30, 2000 and 1999 are as follows:


                                                          September 30,
                                       ---------------------------------------------------
                                                2000                        1999
                                       ------------------------   ------------------------
                                        Carrying       Fair        Carrying       Fair
                                         Amount        Value        Amount        Value
                                       -----------   ----------   -----------   ----------
                                                      (Dollars in Millions)
Balance sheet financial
   instruments:

Assets:

Cash and cash equivalents...........          $170         $170          $180         $180
Investments in marketable
   securities.......................          $871         $871          $450         $450
Retail finance receivables, net.....       $12,584      $12,301       $10,464      $10,279
Other receivables...................          $278         $278          $271         $271
Receivables from cross currency
   interest rate swap agreements....          $190          $38           $95         $117

Liabilities:

Notes and loans payable.............       $21,098      $20,834       $18,565      $19,401
Payables from cross currency
   interest rate swap agreements....        $1,428       $1,402          $716         $466
Other payables......................          $484         $484          $380         $380


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Fair Value of Financial Instruments (Continued)
--------------------------------------------

                                             September 30,
                           -------------------------------------------------
                                     2000                      1999
                           -----------------------  ------------------------
                           Contract or  Unrealized   Contract or  Unrealized
                            Notional      Gains/      Notional      Gains/
                             Amount      (Losses)      Amount      (Losses)
                           -----------  ----------   -----------  ----------
                                          (Dollars in Millions)
Off-balance sheet
   financial instruments:

Cross currency interest
   rate swap agreements....     $8,378     $(1,330)       $8,764       $(453)
Interest rate swap
   agreements..............    $10,467       $(109)       $8,980         $24
Option-based products......    $11,700         $46        $6,850         $41
Indexed note swap
   agreements..............     $1,366         $27        $1,318          $2


The fair value estimates presented herein are based on information available to management as of September 30, 2000 and 1999.

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

      Retail Finance Receivables
      --------------------------

The carrying amounts of $2.1 billion and $1.1 billion of variable rate finance receivables at September 30, 2000 and 1999, respectively, were assumed to approximate fair value as these receivables reprice at prevailing market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using the rates at which loans of similar credit quality and maturity would be originated as of September 30, 2000 and 1999.

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

      Notes and Loans Payable
      -----------------------

The fair value of notes and loans payable was estimated by discounting expected cash flows using the interest rates at which debt of similar credit quality and maturity would be issued as of September 30, 2000 and 1999. The carrying amount of commercial paper and extendible commercial notes were assumed to approximate fair value due to the short maturity of these instruments.

      Cross Currency Interest Rate Swap Agreements
      --------------------------------------------

The estimated fair value of TMCC's outstanding cross currency interest rate swap agreements was derived by discounting expected cash flows using quoted market exchange rates and quoted market interest rates as of September 30, 2000 and 1999.

      Interest Rate Swap Agreements
      -----------------------------

The estimated fair value of TMCC's outstanding interest rate swap agreements was derived by discounting expected cash flows using quoted market interest rates as of September 30, 2000 and 1999.

      Option-based Products
      ---------------------

The estimated fair value of TMCC's outstanding option-based products was derived by discounting expected cash flows using market exchange rates and market interest rates as of September 30, 2000 and 1999.

      Indexed Note Swap Agreements
      ----------------------------

The estimated fair value of TMCC's outstanding indexed note swap agreements was derived using quoted market prices as of September 30, 2000 and 1999.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Financial Instruments with Off-Balance Sheet Risk
-----------------------------------------------------------

Inventory Lines of Credit
-------------------------

TMCC has extended inventory floorplan lines of credit to dealers, the unused portion of which amounted to $1.3 billion and $1.5 billion at September 30, 2000 and 1999, respectively. Security interests are acquired in vehicles and equipment financed and substantially all such financings are backed by corporate or individual guarantees from or on behalf of the participating dealers.

Derivative Financial Instruments
--------------------------------

TMCC utilizes a variety of derivative financial instruments to manage its currency exchange rate risk arising as a result of borrowings denominated in foreign currencies and its interest rate risk as explained in this note. TMCC does not enter into these arrangements for trading purposes.

A reconciliation of the activity of TMCC's derivative financial instruments for the years ended September 30, 2000 and 1999 is as follows:


                                                       September 30,
                             ----------------------------------------------------------------
                                Cross
                               Currency
                               Interest         Interest                           Indexed
                              Rate Swap        Rate Swap       Option-based       Note Swap
                              Agreements       Agreements        Products         Agreements
                             ------------     ------------     -------------     ------------
                             2000    1999     2000    1999     2000     1999     2000    1999
                             ----    ----     ----    ----     ----     ----     ----    ----
                                                  (Dollars in Billions)
Beginning Notional Amount... $8.8    $9.0     $9.0    $7.3     $6.9     $6.3     $1.3    $0.8

Add:
   New agreements...........  2.1     0.5     14.8     4.7      7.4      2.7      0.3     0.8

Less:
   Terminated agreements....    -       -      1.5       -        -        -        -       -
   Expired agreements.......  2.5     0.7     11.8     3.0      2.6      2.1      0.2     0.3
                             ----    ----     ----    ----     ----     ----     ----    ----
Ending Notional Amount...... $8.4    $8.8    $10.5    $9.0    $11.7     $6.9     $1.4    $1.3
                             ====    ====    =====    ====    =====     ====     ====    ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

Interest Rate Risk Management
-----------------------------

TMCC utilizes interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. The original maturities of interest rate swap agreements ranged from one to ten years at September 30, 2000.

TMCC also utilizes option-based products in managing its exposure to interest rate fluctuations. Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements and to a lesser extent corridor agreements. Option-based products are agreements which either grant TMCC the right to receive or require TMCC to make payments at specified interest rate levels. Approximately 62% of TMCC's other senior debt at September 30, 2000 had floating interest rates that were covered by option-based products which had an average strike rate of 6.45%. The premiums paid for option-based products are included in deferred charges and are amortized to interest expense over the life of the instruments on a straight-line basis. Amounts receivable under option-based products are recorded as a reduction to interest expense. The original maturities of option-based products ranged from one to four years at September 30, 2000.

The aggregate notional amounts of interest rate swap agreements and option-based products outstanding at September 30, 2000 and 1999 were as follows:

                                                            September 30,
                                                        ---------------------
                                                        2000             1999
                                                        ----             ----
                                                        (Dollars in Billions)

     Floating rate swaps............................   $ 9.0             $8.3

     Fixed rate swaps...............................     1.2              0.1

     Basis swaps....................................     0.3              0.6
                                                       -----             ----

         Total interest rate swap agreements........   $10.5             $9.0
                                                       =====             ====

     Option-based products..........................   $11.7             $6.9
                                                       =====             ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------

Interest Rate Risk Management (Continued)
-----------------------------

TMCC utilizes indexed note swap agreements in managing its exposure in connection with debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying instruments. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities. At September 30, 2000, TMCC was the counterparty to $1.4 billion of indexed note swap agreements, of which $0.4 billion was denominated in foreign currencies and $1.0 billion was denominated in U.S. dollars. At September 30, 1999, TMCC was the counterparty to $1.3 billion of indexed note swap agreements, of which $0.4 billion was denominated in foreign currencies and $0.9 billion was denominated in U.S. dollars. The original maturities of indexed note swap agreements ranged from two to ten years at September 30, 2000.

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

Foreign Exchange Risk Management
--------------------------------

TMCC utilizes cross currency interest rate swap agreements to manage exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executed cross currency interest rate swap agreements which involve the exchange of foreign currency principal and interest obligations for U.S. dollar obligations at agreed-upon currency exchange and interest rates. The aggregate notional amounts of cross currency interest rate swap agreements at September 30, 2000 and 1999 were $8.4 billion and $8.8 billion, respectively. The original maturities of cross currency interest rate swap agreements ranged from two to nine years at September 30, 2000.

                    TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Financial Instruments with Off-Balance Sheet Risk (Continued)
-----------------------------------------------------------


Credit Risk Management
----------------------

TMCC manages the risk of counterparty default through the use of credit standard guidelines, counterparty diversification and monitoring of counterparty financial condition. At September 30, 2000, approximately 89% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of September 30, 2000; TMCC has not experienced any counterparty default during the three years ended September 30, 2000. Additionally, TMCC's loss in the event of counterparty default is partially mitigated as a result of master netting agreements in place with all derivative counterparties which allow the net difference between TMCC and each counterparty to be exchanged in the event of default.

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at September 30, 2000 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at September 30, 2000 was $95 million on an aggregate notional amount of $32 billion.


Note 11 - Pension and Other Benefit Plans
-----------------------------------------

All full-time employees of the Company are eligible to participate in the TMS pension plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service and the highest sixty consecutive months' compensation, reduced by a percentage of social security benefits. The Company's pension expense was $5 million, $6 million and $4 million for the years ended September 30, 2000, 1999, and 1998, respectively. At
September 30, 2000, 1999 and 1998, the accumulated benefit obligation and plan net assets for employees of the Company were not determined separately from TMS; however, the plan's net assets available for benefits exceeded the accumulated benefit obligation. TMS funding policy is to contribute annually the maximum amount deductible for federal income tax purposes.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Provision for Income Taxes
------------------------------------

The provision for income taxes consisted of the following:

                                                Years ended September 30,
                                               --------------------------
                                               2000       1999       1998
                                               ----       ----       ----
                                                  (Dollars in Millions)
     Current
        Federal...........................     $ 71      $(130)     $(317)
        State.............................       41         17        (16)
                                               ----      -----      -----
           Total current .................      112       (113)      (333)
                                               ----      -----      -----
     Deferred
        Federal...........................      (21)       202        399
        State.............................      (26)         9         41
                                               ----      -----      -----
           Total deferred.................      (47)       211        440
                                               ----      -----      -----
              Provision for income taxes..     $ 65      $  98      $ 107
                                               ====      =====      =====

A reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and actual income taxes provided is as follows:

                                                Years ended September 30,
                                                -------------------------
                                                2000      1999       1998
                                                ----      ----       ----
                                                  (Dollars in Millions)
      Provision for income taxes at
         federal statutory tax rate.........    $ 56      $ 81       $ 88
      State and local taxes (net of
         federal tax benefit)...............      10        17         17
      Other, including changes in
         applicable state tax rates.........      (1)        _          2
                                                ----      ----       ----
         Provision for income taxes.........    $ 65      $ 98       $107
                                                ====      ====       ====

      Effective tax rate....................   38.45%    42.53%     42.81%


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Provision for Income Taxes (Continued)
------------------------------------

The deferred federal and state income tax liabilities are as follows:

                                                          September 30,
                                                      ---------------------
                                                      2000             1999
                                                      ----             ----
                                                      (Dollars in Millions)
     Federal........................................  $1,350         $1,403
     State..........................................     133            151
                                                      ------         ------
        Net deferred income tax liability...........  $1,483         $1,554
                                                      ======         ======

The Company's deferred tax assets and liabilities consisted of the following:

                                                           September 30,
                                                       ---------------------
                                                       2000             1999
                                                       ----             ----
                                                       (Dollars in Millions)
     Assets:
        Alternative minimum tax.....................   $    -         $  137
        Provision for losses........................       66             59
        Deferred administrative fees................       97             82
        NOL carryforwards...........................       21             34
        Deferred acquisition costs..................       29             21
        Unearned insurance premiums.................        3              4
        Revenue recognition.........................        2              1
        Other.......................................        -              2
                                                       ------         ------
           Deferred tax assets......................      218            340
                                                       ------         ------
     Liabilities:
        Lease transactions..........................    1,525          1,696
        State taxes.................................      150            188
        Other.......................................       26             10
                                                       ------         ------
           Deferred tax liabilities.................    1,701          1,894
                                                       ------         ------
           Valuation allowance......................        -              -
                                                       ------         ------
              Net deferred income tax liability.....   $1,483         $1,554
                                                       ======         ======

TMCC has state tax net operating loss carryforwards of $279 million which expire beginning in fiscal 2001 through 2016.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Comprehensive Income
------------------------------

The Company's total comprehensive earnings were as follows:

                                                    Years Ended September 30,
                                                 -------------------------------
                                                  2000         1999        1998
                                                 ------       ------      ------
                                                      (Dollars in Millions)

Net income....................................   $  104       $  132      $  144
Other comprehensive income:
   Net unrealized gains arising during
      period (net of tax of $5, $2 and $4
         in 2000, 1999 and 1998)..............        9            4           9
   Less: reclassification adjustment for net
      gains included in net income
         (net of tax of $3, $1 and $2
            in 2000, 1999 and 1998)...........       (5)          (2)         (3)
                                                 ------       ------      ------
Net unrealized gain on available-for-sale
      marketable securities...................        4            2           6
                                                 ------       ------      ------
   Total Comprehensive Income.................   $  108       $  134      $  150
                                                 ======       ======      ======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Related Party Transactions
------------------------------------

During fiscal 2000, an operating agreement with TMS and Toyota Motor Manufacturing North America Inc. ("TMMNA") (the "Operating Agreement") provided that 100% ownership of TMCC would be retained by TMS as long as TMCC had any funded debt outstanding and that TMS and TMMNA would provide necessary equity contributions or other financial assistance it deemed appropriate to ensure that TMCC maintained a minimum coverage on fixed charges of 1.10 times such charges in any fiscal quarter. The coverage provision of the Operating Agreement was solely for the benefit of the holders of TMCC's commercial paper and extendible commercial notes. The Operating Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TMCC obligations. The Operating Agreement did not constitute a guarantee by TMS of any obligations of TMCC.

During fiscal 2000, TMCC had an arrangement to borrow and invest funds with TMS at short term market rates. For the years ended September 30, 2000, 1999 and 1998, TMCC had no borrowings from TMS for the years ended September 30, 1999 and 1998. For the years ended September 30, 2000, 1999 and 1998, the highest amounts of funds invested with TMS were $797 million, $2 billion and $567 million, respectively; interest earned on these investments totaled
$13 million, $41 million and $3 million for the years ended September 30, 2000, 1999 and 1998, respectively.

During fiscal 2000 and 1998, TMS provided support to TMCC for certain vehicle disposition losses. TMS support amounts included in the Consolidated Statement of Income related to this arrangement totaled $35 million and $80 million for the years ended September 30, 2000 and 1998, respectively. TMCC did not receive any Parent support for vehicle disposition losses for the year ended September 30, 1999.

TMS provides certain technical and administrative services and incurs certain expenses on the Company's behalf. Payments and reimbursements to TMS for such services totaled $25 million, $25 million and $13 million for the years ended September 30, 2000, 1999 and 1998, respectively. In addition, TMS sponsors special retail and lease programs offered by TMCC; for the years ended September 30, 2000, 1999 and 1998, TMCC recognized revenue of $108 million, $126 million and $142 million, respectively, related to TMS sponsored programs.

The Company leases its headquarters facility and Iowa Service Center from TMS; rent expense paid to TMS for these facilities totaled $5 million, $4 million and $3 million for the years ended September 30, 2000, 1999 and 1998, respectively. TMCC leases a corporate aircraft to TMS and provides wholesale financing for TMS affiliates; TMCC recognized revenue related to these arrangements of $6 million, $6 million and $7 million for the years ended September 30, 2000, 1999 and 1998, respectively.

TMIS provides certain insurance services, and insurance and reinsurance coverages, respectively, to TMS. Premiums, commissions and fees earned on these services for the years ended September 30, 2000, 1999 and 1998 totaled $33 million, $24 million and $18 million, respectively.

During fiscal 1999, Toyota Credit Canada Inc., an affiliate of the Company, paid off $201 million in intercompany loans. Interest charged on these loans reflected market rates and totaled $8 million for the year ended September 30, 1999.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Lines of Credit/Standby Letters of Credit
---------------------------------------------------

To support its commercial paper program, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.0 billion and $2.7 billion at September 30, 2000 and 1999, respectively. No loans were outstanding under any of these bank credit facilities as of September 30, 2000 or 1999.

To facilitate and maintain letters of credit, TMCC maintains, along with TMS, uncommitted, unsecured lines of credit with banks totaling $175 million as of September 30, 2000 and 1999. Approximately $11 million and $13 million in letters of credit had been issued as of September 30, 2000, and 1999, respectively.

Note 16 - Commitments and Contingent Liabilities
------------------------------------------------

At September 30, 2000, the Company was a lessee under lease agreements for facilities with minimum future commitments as follows: years ending September 30, 2001 - $15 million; 2002 - $13 million; 2003 - $9 million; 2004 - $5 million; 2005 - $2 million and thereafter - $3 million.

TMCC has guaranteed payments of principal and interest on $58 million principal amount of flexible rate demand pollution control revenue bonds maturing in 2006, issued in connection with the Kentucky manufacturing facility of an affiliate.

TMCC has guaranteed payments of principal, interest and premiums, if any, on $88 million principal amount of flexible rate demand solid waste disposal revenue bonds issued by Putnam County, West Virginia, of which $40 million matures in June 2028, $27.5 million matures in August 2029, and $20.5 million matures in April 2030. The bonds were issued in connection with the West Virginia manufacturing facility of an affiliate.

TMCC has guaranteed payments of principal, interest and premiums, if any, on $40 million principal amount of flexible rate demand pollution control revenue bonds issued by Gibson County, Indiana, of which $10 million matures in October 2027, January 2028, January 2029 and January 2030. The bonds were issued in connection with the Indiana manufacturing facility of an affiliate.

TMCC has guaranteed $50 million of the debt of TCA.

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in TMCC's business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of September 30, 2000 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations.


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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Segment Information (Continued)
-----------------------------

Financial results for the Company's operating segments are summarized below:

                                                            September 30,
                                               ---------------------------------------
                                                  2000           1999           1998
                                               ---------      ---------      ---------
                                                        (Dollars in Millions)
Assets:

  Financing operations....................     $  27,525      $  24,156      $  22,858
  Insurance operations....................           863            732            630
  Eliminations/reclassifications..........          (352)          (310)          (263)
                                               ---------      ---------      ---------
    Total assets..........................     $  28,036      $  24,578      $  23,225
                                               =========      =========      =========

Gross revenues:

  Financing operations....................     $   3,424      $   3,234      $   3,295
  Insurance operations....................           165            141            136
  Eliminations............................             -              -              -
                                               ---------      ---------      ---------
    Total gross revenues..................     $   3,589      $   3,375      $   3,431
                                               =========      =========      =========

Depreciation and amortization:

  Financing operations....................     $   1,556      $   1,710      $   1,825
  Insurance operations....................             1              1              1
                                               ---------      ---------      ---------
    Total depreciation and amortization...     $   1,557      $   1,711      $   1,826
                                               =========      =========      =========

Interest Expense:

  Financing operations....................     $   1,289      $     940      $     994
  Insurance operations....................             -              -              -
                                               ---------      ---------      ---------
    Total interest expense                     $   1,289      $     940      $     994
                                               =========      =========      =========

Interest Income:

  Financing operations....................     $      26      $       9      $       1
  Insurance operations....................            23             20             19
                                               ---------      ---------      ---------
    Total interest income                      $      49      $      29      $      20
                                               =========      =========      =========

Income tax expense:

  Financing operations....................     $      62      $      87      $      92
  Insurance operations....................             3             11             15
                                               ---------      ---------      ---------
    Total income tax expense..............     $      65      $      98      $     107
                                               =========      =========      =========

Net Income:

  Financing operations....................     $      70      $     113      $     119
  Insurance operations....................            34             19             25
                                               ---------      ---------      ---------
    Net Income............................     $     104      $     132      $     144
                                               =========      =========      =========

Capital expenditures:

  Financing operations....................     $      18      $      33      $      32
  Insurance operations....................             2              4              1
                                               ---------      ---------      ---------
    Total capital expenditures............     $      20      $      37      $      33
                                               =========      =========      =========


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 18 - Selected Quarterly Financial Data (Unaudited)
-------------------------------------------------------

                                  Total
                                Financing   Interest   Depreciation     Net
                                Revenues    Expense     on Leases      Income
                               ----------   --------   ------------   -------
-
                                             (Dollars in Millions)
Year Ended September 30, 2000:

   First quarter..............     $  797     $  277         $  383      $ 32
   Second quarter.............        830        317            367        25
   Third quarter..............        861        347            322        23
   Fourth quarter.............        864        348            368        24
                                   ------     ------         ------      ----
      Total...................     $3,352     $1,289         $1,440      $104
                                   ======     ======         ======      ====
Year Ended September 30, 1999:

   First quarter..............     $  805       $243         $  431      $ 35
   Second quarter.............        786        220            427        28
   Third quarter..............        788        230            410        39
   Fourth quarter.............        786        247            396        30
                                   ------       ----         ------      ----
      Total...................     $3,165       $940         $1,664      $132
                                   ======       ====         ======      ====

Year Ended September 30, 1998:

   First quarter..............     $  796       $234         $  422      $ 37
   Second quarter.............        800        239            414        30
   Third quarter..............        812        249            423        32
   Fourth quarter.............        832        272            422        45
                                   ------       ----         ------      ----
      Total...................     $3,240       $994         $1,681      $144
                                   ======       ====         ======      ====



Note 19 - Subsequent Events
---------------------------

On October 1, 2000, TMCC, formerly a subsidiary of TMS, became a wholly-owned subsidiary of Toyota Financial Services Americas Corporation ("TFSA"), a holding company owned 100% by Toyota Financial Services Corporation ("TFSC") on October 1, 2000. TFSC, in turn, is a wholly-owned subsidiary of TMC. TFSC was incorporated in July 2000 and its corporate headquarters is located in Nagoya, Japan. The purpose of TFSC is to control and manage Toyota's finance operations worldwide.

---------------------------

In connection with the creation of TFSC and the transfer of ownership of TMCC from TMS to TFSC, the Operating Agreement with TMS and TMMNA was terminated, a new credit support agreement (the "TMC Credit Support Agreement") was entered into between TMC and TFSC, and a new credit support agreement (the "TFSC Credit Support Agreement") was entered into between TFSC and TMCC. Under the terms of the TMC Credit Support Agreement, TMC agreed to: 1) maintain 100% ownership of TFSC; 2) cause TFSC and its subsidiaries to have a net worth of at least Japanese yen 10 million; and 3) make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended. The agreement is not a guarantee by TMC of any securities or obligations of TFSC. Under the terms of the TFSC Credit Support Agreement, TFSC agreed to: 1) maintain 100% ownership of TMCC; 2) cause TMCC and its subsidiaries to have a net worth of at least U.S. $100,000; and 3) make sufficient funds available to TMCC so that TMCC will be able to service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper (collectively, "TMCC Securities"). The agreement is not a guarantee by TFSC of any TMCC Securities or other obligations of TMCC. The TMC Credit Support and the TFSC Credit Support Agreements are governed by, and construed in accordance with, the laws of Japan.

On October 1, 2000, TMS and TMCC entered into a Shared Services Agreement covering the services TMS will continue to provide after the ownership of TMCC was transferred to TFSA. Additionally, a Repurchase Agreement was entered into between TMCC and TMS in October 2000 which provides that TMCC is under no obligation to TMS to finance wholesale obligations from any dealers or retail obligations of any customers. In addition, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default.

During the first quarter of fiscal 2001, TMCC announced plans to restructure the Company's field operations. The branch offices of TMCC will be converted to serve only dealer business which includes the purchasing of contracts from dealers, financing inventories, loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements, as well as consulting on finance and insurance operations. The other functions that the branch offices currently cover, such as customer service, collections, lease termination and administrative functions, will be handled by three regional call centers. The new structure is expected to be completed in fiscal 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of November 30, 2000.

           Name                Age              Position
           ----                ---              --------
George Borst .............      52     Director, President and
                                       Chief Executive Officer, TMCC;
                                       Director, Secretary and Chief
                                       Financial Officer, TFSA

Nobukazu Tsurumi..........      52     Director, Executive Vice President
                                       and Treasurer, TMCC

Michael Deaderick.........      54     Director, Senior Vice President
                                       and Secretary, TMCC

Ryuji Araki...............      60     Director, TMCC;
                                       Director, TFSA; Director, TFSC;
                                       Senior Managing Director, TMC

Hideto Ozaki..............      54     Director, TMCC; Director and
                                       President, TFSA; President and
                                       Director, TFSC

Yoshio Ishizaka...........      60     Director, TMCC; Senior
                                       Managing Director, TMC

Yoshimi Inaba.............      54     Director, TMCC
                                       Director, TMC

James Press...............      54     Director, TMCC


All directors of TMCC are elected annually and hold office until their successors are elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

Mr. Borst was named Director, President and Chief Executive Officer of TMCC and Director, Secretary and Chief Financial Officer of TFSA in October 2000. Mr. Borst was named Senior Vice President of TMS in June 1997. From April 1997 to September 2000, Mr. Borst was Director and Senior Vice President and General Manager of TMCC. From January 1993 to May 1997, Mr. Borst was Group Vice President of TMS. Mr. Borst has been employed with TMCC and TMS, in various positions, since 1985.

Mr. Tsurumi was named Director and Executive Vice President of TMCC in October 2000. From January 2000 to September 2000, Mr. Tsurumi was Director, Senior Vice President and Treasurer of TMCC and Group Vice President of TMS. From January 1999 to December 1999, Mr. Tsurumi was Group Vice President of TMCC and Vice President of TMS. From January 1996 to December 1998, Mr. Tsurumi was Managing Director for Toyota Finance Australia. Mr. Tsurumi has been employed with TMC, in various positions worldwide, since 1971.

Mr. Deaderick was named Director and Senior Vice President and Secretary of TMCC in October 2000. From April 1998 to September 2000, Mr. Deaderick was Group Vice President - Operations of TMCC. From April 1997 to September 2000, Mr. Deaderick was Assistant Secretary of TMCC. From April 1995 to April 1998, Mr. Deaderick was Vice President - Marketing and Operations of TMCC. Mr. Deaderick has been employed with TMCC and TMS, in various positions, since 1971.

Mr. Araki was named Director of TFSA in August 2000, Director of TFSC in July 2000, and Director of TMCC in September 1995. Mr. Araki was named Senior Managing Director of TMC's Board of Directors in June 1999 and has served on TMC's Board of Directors since September 1992. From June 1997 to May 1999, Mr. Araki was Managing Director of TMC. Mr. Araki has been employed with TMC, in various positions, since 1962.

Mr. Ozaki was named Director and President of TFSA in August 2000, President and Director of TFSC in July 2000, and Director of TMCC in October 1999. From September 1997 to June 1999, Mr. Ozaki was the general manager of the finance division of TMC. From January 1997 to August 1997, Mr. Ozaki was the Project General Manager of the Finance Division of TMC. From January 1994 to
December 1996, Mr. Ozaki was the Project General Manager of the Accounting Division of TMC. Mr. Ozaki has been employed with TMC, in various positions, since 1968.

Mr. Ishizaka was named Director of TMCC in July 2000, and Senior Managing Director of TMC in June 1999. From June 1996 to June 1999, Mr. Ishizaka was President of TMS. From September 1992 to May 1999, Mr. Ishizaka was Director of TMC. Mr. Ishizaka has been employed with TMC, in various positions, since 1964.

Mr. Inaba was named Director of TMCC and TMS and President of TMS in June 1999, and was named Director of TMC in June 1997. From June 1999 to September 2000, Mr. Inaba was President of TMCC. From June 1997 to June 1999, Mr. Inaba was the General Manager of the Europe, Africa and United Kingdom Division of TMC. From June 1996 to May 1997, Mr. Inaba was Senior Vice President of TMS. Mr. Inaba has been employed with TMC, in various positions worldwide, since 1968.

Mr. Press was named Director of TMCC in July 1999. He is also a Director and Executive Vice President of TMS, positions he has held since June 1996 and July 1999, respectively. From March 1998 to July 1999, he was a Senior Vice President of TMS. From April 1995 to March 1998, Mr. Press was Senior Vice President and General Manager of Lexus. Mr. Press has been employed with TMS, in various positions, since 1970.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid to the Company's Principal Executive Officer and the most highly compensated executive officers whose salary and bonus for the latest fiscal year exceeded $100,000, for services rendered in all capacities to the Company for the fiscal years ended September 30, 2000, 1999 and 1998.

                                    Annual Compensation
                        --------------------------------------------
                                                        Other Annual    All
     Name and           Fiscal                          Compensation   Other
Principal Position       Year   Salary ($)   Bonus ($)     ($)<F1>    ($)<F2>
---------------------   ------  ----------   ---------  ------------  -------
George Borst            2000     $316,290    $179,200           -    $10,300
Chief Executive Officer 1999     $273,400    $162,300           -    $ 8,700
Principal Executive     1998     $237,700    $150,300           -    $ 3,300
Officer

Nobukazu Tsurumi <F3>   2000     $247,124     $55,948     $36,060          -
Executive               1999     $117,700     $25,300     $23,800          -
Vice President          1998          N/A         N/A         N/A        N/A

Michael Deaderick       2000     $236,025    $122,740             -   $8,600
Senior                  1999     $215,300    $120,000             -   $7,900
Vice President          1998     $193,200     $94,400             -   $7,000


------------
<F1> The amounts in this column represent housing allowances and relocation costs.
<F2> The amounts in this column represent the Company's allocated contribution under the TMS Savings Plan (the "Plan"), a tax-qualified 401(k) Plan. Participants in the Plan may elect, subject to applicable law, to contribute up to 15% of their base compensation on a pre-tax basis to which the Company adds an amount equal to two-thirds of the first 6% of the employee's contribution. Participants are vested 25% each year with respect to the Company's contribution and are fully vested after four years. Subject to the limitations of the Plan, employee and Company contributions are invested in various investment options at the discretion of the employee. TMS also maintains a 401(k) Excess Plan, a non-qualified deferred compensation plan which has similar provisions to the Saving Plan.
<F3> Effective January 1, 1999, Mr. Tsurumi was appointed as Group Vice
President and Treasurer. The compensation presented for Mr. Tsurumi for fiscal year 1999 reflects amounts earned for services to the Company during the partial period of the fiscal year served.

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

Mr. Borst is a participant in the TMS Pension Plan and the TMS SERP, and had 15 years of total credited service as of September 30, 2000. Based upon years of credited service allocable to TMCC, Mr. Borst may be entitled to receive approximately $36,000 in annual pension plan benefits when Mr. Borst reaches age 62. Mr. Borst also may be entitled to receive pension benefits from TMS based upon services to and compensation by TMS.

Mr. Deaderick is a participant in the TMS Pension Plan and the TMS SERP, and had 26 years of total credited service as of September 30, 2000. Based upon years of credited service allocable to TMCC, Mr. Deaderick may be entitled to receive approximately $93,000 in annual pension plan benefits when Mr. Deaderick reaches age 62. Mr. Deaderick also may be entitled to receive pension benefits from TMS based upon services to and compensation by TMS.


Compensation of Directors

No amounts are paid to members of the TMCC Board of Directors for their services as directors.

Compensation Committee Interlocks and Insider Participation

Members of the Executive Committee of the Board of Directors, which consists of the directors of TMCC other than Mr. Araki and Mr. Ishizaka, participate in decisions regarding the compensation of the executive officers of the Company. Certain of the members of the Executive Committee are current or former executive officers of the Company. Certain of the members of the Executive Committee are also current executive officers and directors of TMS and its affiliates and participate in compensation decisions for those entities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the date hereof, all of TMCC's capital stock is owned by TFSA.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS.

Transactions between the Company, TFSA, TFSC, TMS and TMMNA are included in
Note 2, Note 11, Note 14, Note 15 and Note 16 of the Notes to the Consolidated Financial Statements as well as Item 1 and Item 7. Certain directors and executive officers of TMCC are also directors and executive officers of TFSA, TFSC, TMS and TMC as described in Item 10.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements

          Included in Part II, Item 8 of this Form 10-K. See Index to Financial Statements on page 26.

   (2)Exhibits

          The exhibits listed on the accompanying Exhibit Index, starting on page 68, are filed as part of, or incorporated by reference into, this Report.

(b)Reports on Form 8-K

          There were no reports on Form 8-K filed by the registrant during the quarter ended September 30, 2000.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 20th day of December, 2000.

                                        TOYOTA MOTOR CREDIT CORPORATION


                                        By     /S/ GEORGE E. BORST
                                           ------------------------------
                                                  George E. Borst
                                                   President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 20th day of December, 2000.

            Signature                                   Title
            ---------                                   -----
                                         President and Chief Executive
Officer
                                                     and Director
      /S/ GEORGE E. BORST                    (Principal Executive Officer)
------------------------------------
          George E. Borst

                                              Executive Vice President and
                                                Treasurer and Director
      /S/ NOBUKAZU TSURUMI                   (Principal Financial Officer)
------------------------------------
          Nobukazu Tsurumi

                                               Vice President - Finance
                                               and Affiliated Operations
      /S/ ROBERT M. ALLEN                    (Principal Accounting Officer)
------------------------------------
          Robert M. Allen



      /S/ MICHAEL DEADERICK                             Director
------------------------------------
          Michael Deaderick


      /S/ YOSHIMI INABA                                 Director
------------------------------------
          Yoshimi Inaba



      /S/ JAMES PRESS                                   Director
------------------------------------
          James Press

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

4.3      Third Amended and Restated Agency Agreement dated
         October 4, 2000 among TMCC, The Chase Manhattan Bank,      Filed
         and Chase Manhattan Bank Luxembourg S.A.                  Herewith

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

10.1(a)  Operating Agreement dated January 16, 1984 between
         TMCC and TMS.                                               (15)

10.1(b)  Amendment No. 1 to Operating Agreement dated May 14, 1996
         between TMCC and TMS.                                       (11)

10.1(c)  Amendment No. 2 to Operating Agreement dated December 1,
         1997 between TMCC, TMS and TMMNA.                           (20)


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

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------


10.1(d)  Amendment No. 3 to Operating Agreement dated June 1, 1999
         between TMCC, TMS and TMMNA.                                 (22)

10.1(e)  Amendment No. 4 to Operating Agreement dated August 1,      Filed
         2000 between TMCC, TMS and TMMNA.                          Herewith

10.1(f)  Termination of Operating Agreement dated October 1, 2000    Filed
         between TMCC, TMS and TMMNA.                               Herewith

10.4     Form of Indemnification Agreement between TMCC and
         its directors and officers.                                  (12)

10.5(a)  Three-year Credit Agreement (the "Three-year Agreement")
         dated as of September 29, 1994 among TMCC, Morgan
         Guaranty Trust Company of New York, as agent, and
         Bank of America National Trust and Savings Association,
         The Bank of Tokyo, Ltd., The Chase  Manhattan Bank, N.A.,
         Citicorp USA, Inc. and Credit Suisse, as Co-Agents.          (13)

10.5(b)  Amendment No. 1 dated September 28, 1995 to the
         Three-year Agreement.                                        (14)

10.5(c)  Amended and Restated Three-Year Credit Agreement dated
         September 24, 1996.                                          (16)

10.5(d)  Amended and Restated Three-Year Credit Agreement dated
         September 23, 1997.                                          (17)

10.5(e)  Amendment dated March 19, 1999 to the
         Three-year Agreement.                                         (8)

10.5(f)  Amended and Restated Three-Year Credit Agreement dated
         September 17, 1999.                                           (8)





----------------
(8) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Current Report on Form 10-K for the year ended September 30, 1999, Commission File No. 1-9961.
(12) Incorporated herein by reference to Exhibit 10.6 filed with TMCC's Registration Statement on Form S-1, Commission File No. 33-22440.
(13) Incorporated herein by reference to Exhibit 10.10 filed with TMCC's Report on Form 10-K for the year ended September 30, 1994,
     Commission File No. 1-9961.
(14) Incorporated herein by reference to Exhibit 10.10(a) filed with TMCC's Report on Form 10-K for the year ended September 30, 1995, Commission File No. 1-9961.
(16) Incorporated herein by reference to Exhibit 10.9(d) filed with TMCC's Report on Form 10-K for the year ended September 30, 1996, Commission File No. 1-9961.
(17) Incorporated herein by reference to Exhibit 10.5(f) filed with TMCC's Report on Form 10-K for the year ended September 30, 1997, Commission File No. 1-9961.
(22) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Report on Form 10-Q for the quarter ended June 30, 1999, Commission
     File No. 1-9961.

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------


10.5(g)  Fourth Amended and Restated Three-Year Credit Agreement      Filed
         dated September 14, 2000.                                   Herewith

10.5(h)  Fourth Amended and Restated 364-Day Credit Agreement
         dated September 17, 1999 among TMCC, Bank of America
         N.A. as Administrative Agent, The Chase Manhattan
         Bank as Syndication Agent, The Bank of Tokyo-Mitsubishi
         Ltd., and Citicorp USA, Inc. as Documentation Agents,
         Banc of America Securities LLC as Sole Lead Arranger
         and Sole Book Manager and the other Banks named therein.      (23)

10.5(i)  Fifth Amended and Restated 364-Day Credit Agreement
         dated September 14, 2000 among TMCC, Bank of America
         N.A. as Administrative Agent, The Chase Manhattan
         Bank as Syndication Agent, The Bank of Tokyo-Mitsubishi
         Ltd., and Citicorp USA, Inc. as Documentation Agents,
         Banc of America Securities LLC as Sole Lead Arranger        Filed
         and Sole Book Manager and the other Banks named therein.   Herewith

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

10.9     Credit Support Agreement dated July 14, 2000 between        Filed
         TFSC and TMC.                                              Herewith

10.10    Credit Support Agreement dated October 1, 2000 between      Filed
         TMCC and TFSC.                                             Herewith


----------------
 (9) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(10) Incorporated herein by reference to Exhibit 10.2 filed with TMCC's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(18) Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Lease Trust 1997-A's Report on Form 8-A dated December 23, 1997, Commission File No. 333-26717
*- Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(23) Incorporated herein by reference to Exhibit 10.5(g)filed with TMCC's Current Report on Form 10-K for the year ended September 30, 1999, Commission File No. 1-9961.

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------


10.11    Repurchase Agreement dated October 1, 2000 between          Filed
         TMCC and TMS.                                              Herewith

10.12    Shared Services Agreement dated October 1, 2000             Filed
         between TMCC and TMS.                                      Herewith

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