Form 10-Q
period 2000-12-31
TOYOTA MOTOR CREDIT CORP
filed 2001-02-15
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 2000
                                     -----------------
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

          As of January 31, 2001, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                December 31,    September 30,    December 31,
                                                    2000            2000             1999
                                                ------------    -------------    ------------
                                                (Unaudited)                       (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................           $   449          $   170         $   135
Investments in marketable securities......               993              871             452
Finance receivables, net..................            18,864           18,168          15,492
Investments in operating leases, net......             7,703            7,964           8,426
Receivable from Affiliate.................                 -                -             379
Other receivables.........................               312              468             320
Deferred charges..........................               124              133             124
Derivative assets.........................               256                -               -
Other assets..............................               333              262             244
Income taxes receivable...................                17                -               -
                                                     -------          -------         -------

         Total Assets.....................           $29,051          $28,036         $25,572
                                                     =======          =======         =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................           $22,374          $21,098         $19,265
Accrued interest..........................               156              195             143
Derivative liabilities....................             1,156                -               -
Accounts payable and accrued expenses.....               530            1,943           1,383
Deposits..................................               150              160             192
Income taxes payable......................                 -                3              82
Deferred income...........................               686              681             641
Deferred income taxes.....................             1,508            1,483           1,463
                                                     -------          -------         -------
      Total Liabilities...................            26,560           25,563          23,168
                                                     -------          -------         -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; 91,500
      issued and outstanding).............               915              915             915
   Retained earnings......................             1,557            1,539           1,467
   Accumulated other comprehensive
      income..............................                19               19              22
                                                     -------          -------         -------
      Total Shareholder's Equity..........             2,491            2,473           2,404
                                                     -------          -------         -------
         Total Liabilities and
         Shareholder's Equity.............           $29,051          $28,036         $25,572
                                                     =======          =======         =======

                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                                    Three Months Ended
                                                        December 31,
                                                    ------------------
                                                     2000        1999
                                                    ------      ------
                                                        (Unaudited)

Financing Revenues:

   Leasing.................................         $  619      $  583
   Retail financing........................            201         177
   Wholesale and other dealer financing....             58          37
                                                    ------      ------

Total financing revenues...................            878         797

   Depreciation on leases..................            368         383
   Interest expense........................            383         277
   SFAS 133 fair value adjustments.........             11           -
                                                    ------      ------

Net financing revenues.....................            116         137

Insurance premiums earned and contract
   revenues................................             34          34

Investment and other income................             39          22
                                                    ------       -----

Net financing revenues and other revenues..            189         193
                                                    ------      ------

Expenses:

   Operating and administrative............            105          91
   Provision for credit losses.............             36          29
   Insurance losses and loss adjustment
      expenses.............................             17          18
                                                    ------      ------

Total expenses.............................            158         138
                                                    ------      ------

Income before income taxes and
   cumulative effect of change
   in accounting principle.................             31          55

Provision for income taxes.................             11          23
                                                    ------      ------

Income before cumulative effect of
   change in accounting principle..........             20          32

Cumulative effect of change in accounting
   principle, net of tax benefits..........             (2)          -
                                                    ------      ------

Net Income.................................         $   18      $   32
                                                    ======      ======

       See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                         Accumulated
                                                           Other
                                    Capital  Retained  Comprehensive
                                     Stock   Earnings      Income       Total
                                    -------  --------  -------------   -------

Balance at September 30, 1999....    $  915   $ 1,435    $       15     $2,365
                                     ------   -------    ----------     ------

Net income for the three months
   ended December 31, 1999.......         -        32             -         32

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             7          7
                                     ------  --------    ----------     ------
Total Comprehensive Income                -        32             7         39
                                     ------  --------    ----------     ------


Balance at December 31, 1999
   (unaudited)...................    $  915   $ 1,467    $       22     $2,404
                                     ======   =======    ==========     ======




Balance at September 30, 2000....    $  915   $ 1,539    $       19     $2,473
                                     ------   -------    ----------     ------

Net income for the three months
   ended December 31, 2000.......         -        18             -         18

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             -          -
                                     ------  --------    ----------     ------
Total Comprehensive Income                -        18             -         18
                                     ------  --------    ----------     ------


Balance at December 31, 2000
   (unaudited)...................    $  915   $ 1,557    $       19     $2,491
                                     ======   =======    ==========     ======





See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                     Three Months Ended
                                                                         December 31,
                                                                  --------------------------
                                                                   2000                1999
                                                                  ------              ------
                                                                          (Unaudited)
Cash flows from operating activities:

   Net income............................................         $   18              $   32
                                                                  ------              ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Cumulative effect of change in
           accounting principles, net....................              2                   -
         SFAS 133 fair value net loss....................             11                   -
         Depreciation and amortization...................            406                 400
         Provision for credit losses.....................             36                  29
         Gain from sale of finance receivables, net......             (2)                 (1)
        (Increase)/decrease in other assets..............           (123)                 70
         Decrease in accrued interest....................            (40)                (19)
         Increase/(decrease) in deferred income taxes....             22                 (95)
         Increase in other liabilities...................              2                  81
                                                                  ------              ------
   Total adjustments.....................................            314                 465
                                                                  ------              ------

Net cash provided by operating activities................            332                 497
                                                                  ------              ------

Cash flows from investing activities:

   Addition to investments in marketable securities......           (601)                (81)
   Disposition of investments in marketable securities...            479                  89
   Purchase of finance receivables.......................         (7,145)             (6,065)
   Liquidation of finance receivables....................          4,999               4,368
   Proceeds from sale of finance receivables.............          1,409                  27
   Addition to investments in operating leases...........           (666)               (754)
   Disposition of investments in operating leases........            570                 560
   Change in receivable from Affiliate...................              -                 337
                                                                  ------              ------

Net cash used in investing activities....................           (955)             (1,519)
                                                                  ------              ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.....          2,006               1,749
   Payments on notes and loans payable...................         (2,338)             (1,790)
   Net increase in commercial paper with
      original maturities less than 90 days..............          1,234               1,018
                                                                  ------              ------

Net cash provided by financing activities................            902                 977
                                                                  ------              ------


Net increase (decrease) in cash and cash equivalents.....            279                (45)

Cash and cash equivalents at the beginning of the period.            170                 180
                                                                  ------              ------

Cash and cash equivalents at the end of the period.......         $  449              $  135
                                                                  ======              ======

Supplemental disclosures:

   Interest paid.........................................         $  390              $  290
   Income taxes paid.....................................         $    6              $    5


                 See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

Information pertaining to the three months ended December 31, 2000 and 1999 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended
December 31, 2000 are not necessarily indicative of those expected for any other interim period or for a full year. Certain December 1999 accounts have been reclassified to conform with the December 2000 and September 2000 presentation.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and other notes to the consolidated financial statements included in Toyota Motor Credit
Corporation's ("TMCC's" or the "Company's") 2000 Annual Report to the Securities and Exchange Commission ("SEC") on Form 10-K.

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Derivatives and Hedging Activities
-------------------------------------------

Effective October 1, 2000 TMCC adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.


Adopting the provisions of SFAS No. 133 on October 1, 2000 had the following effect on earnings:

                                                     Pre-tax Gain (Loss)
                                                    ---------------------
                                                    (Dollars in Millions)
Fair value of cross currency interest
    rate swap agreements.............................     $(1,331)
Fair value of interest rate swap
    agreements.......................................        (121)
Fair value of indexed note swap
    agreements.......................................          23
Fair value of option-based products..................          46
Unamortized premiums paid for
    option-based products............................         (49)
Adjustment to notes and loans payable................       1,428
                                                          -------
Pre-tax cumulative effect of change
    in accounting principle                               $    (4)
Income tax benefit...................................           2
                                                          -------
Cumulative effect of change in accounting
    principle, net of tax benefit....................     $    (2)
                                                          =======

In addition to the adoption impact discussed above, for the three months ended December 31, 2000, the Company recognized expense of $11 million (reported as SFAS 133 fair value net loss in the Consolidated Statement of Income). The net loss reflects a $37.3 million decrease in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps, partially offset by a net gain of $26.3 million related to the ineffective portion of TMCC's fair-value hedges. The decrease in the fair market value of TMCC's option-based products reflects lower market interest rates. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting is discussed in Non-Hedging Activities below. For fair value hedging relationships, all components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



TMCC maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations caused by volatility in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes.

Fair-Value Hedges
-----------------

The Company enters into interest rate swaps, indexed note swap agreements and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is covered by option-based products. Refer to non-hedging activities below for a discussion on option-based products.

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

Derivative instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Credit exposure of derivative instruments is discussed further under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Non-Hedging Activities
----------------------

Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements and, to a lesser extent, corridor agreements. Option-based products are agreements which either grant TMCC the right to receive, or require TMCC to make payments at, specified interest rate levels. Option-based products are used to hedge interest rate risk from an economic perspective on TMCC's portfolio of pay-variable receive-fixed interest rate swaps.

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company uses this strategy to minimize its exposure to volatility in LIBOR. These products are not linked to specific assets and liabilities that appear on the balance sheet and therefore, do not qualify for hedge accounting. In addition, the Company also uses certain interest rate swaps for overall asset/liability management purposes. These products are not linked to specific assets or liabilities.

Accounting for Derivatives and Hedging Activities
-------------------------------------------------

All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or a foreign-currency fair-value hedge (a "foreign currency hedge"). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with changes in fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a foreign-currency hedge is recorded in current-period earnings.

The Company occasionally purchases a financial instrument in which a derivative instrument is "embedded." Upon purchasing the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e. host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as either (1) a fair-value hedge or (2) non-hedging derivative instrument. However, if the entire contract were to be measured at fair value, with changes in fair value reported in current earnings, or if the Company could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and not be designated as a hedging instrument.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges to specific liabilities on the balance sheet. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company will discontinue hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When hedge accounting is discontinued due to the Company's determination that the derivative no longer qualifies as an effective fair-value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged liability for changes in fair value. In a situation in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                            December 31,   September 30,   December 31,
                                                2000           2000            1999
                                            ------------   -------------   ------------
                                                       (Dollars in Millions)

Retail...................................        $10,073         $10,630        $ 9,907
Finance leases...........................          7,243           6,742          4,624
Wholesale and other dealer loans.........          3,139           2,325          2,100
                                                 -------         -------        -------
                                                  20,455          19,697         16,631
Unearned income..........................         (1,426)         (1,361)          (993)
Allowance for credit losses..............           (165)           (168)          (146)
                                                 -------         -------        -------
   Finance receivables, net..............        $18,864         $18,168        $15,492
                                                 =======         =======        =======

Finance leases included estimated unguaranteed residual values of $1,436 million, $1,309 million and $924 million at December 31, 2000, September 30, 2000 and December 31, 1999, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $38 million, $32 million and $29 million at December 31, 2000, September 30, 2000 and December 31, 1999, respectively.


Note 4 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                           December 31,   September 30,    December 31,
                                               2000           2000             1999
                                           ------------   -------------    ------------
                                                       (Dollars in Millions)

Vehicles.................................       $ 9,254         $ 9,553         $10,067
Equipment and other......................           671             646             567
                                                -------         -------         -------
                                                  9,925          10,199          10,634
Accumulated depreciation.................        (2,162)         (2,173)         (2,145)
Allowance for credit losses .............           (60)            (62)            (63)
                                                -------         -------         -------
Investments in operating leases, net.....       $ 7,703         $ 7,964         $ 8,426
                                                =======         =======         =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                           December 31,       September 30,     December 31,
                                               2000                2000             1999
                                           ------------       -------------     ------------
                                                          (Dollars in Millions)
Commercial paper, net....................       $ 5,446             $ 3,292          $ 2,642
Extendible commercial notes, net.........            21                 195               75
                                                -------             -------          -------
Other senior debt, due in the years
   ending September 30,:
   2000..................................             -                   -            2,440
   2001..................................         2,667               4,658            3,799
   2002..................................         3,168               2,975            2,628
   2003..................................         3,640               3,434            2,044
   2004..................................         3,750               3,623            2,773
   2005..................................           853                 851              883
   Thereafter............................         2,829               1,995            1,901
                                                -------             -------          -------
                                                 16,907              17,536           16,468
Unamortized premium......................             -                  75               80
                                                -------             -------          -------
   Total other senior debt...............        16,907              17,611           16,548
                                                -------             -------          -------
      Notes and loans payable............       $22,374             $21,098          $19,265
                                                =======             =======          =======

As discussed in Note 2 - Derivatives and Hedging Activities, TMCC adopted the provisions of SFAS No. 133, as amended, on October 1, 2000. Notes and loans payable at December 31, 2000 reflect the adjustments required under SFAS No. 133 for derivatives and debt instruments which qualify for hedge treatment. Prior period amounts have not been restated. The notional amount of notes and loans payable was $22.3 billion at December 31, 2000.

Short-term borrowings include commercial paper, extendible commercial notes and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 29 days and 6.58%, respectively, at December 31, 2000. The weighted average remaining term and weighted average interest rate on extendible commercial notes at December 31, 2000 was 26 days and 6.66%, respectively. Short-term MTNs with original terms of one year or less, included in other senior debt, were $612 million at December 31, 2000. The weighted average interest rate on these short-term MTNs was 6.30% at December 31, 2000, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 6.63% at December 31, 2000, including the effect of interest rate swap agreements.
This rate has been calculated using rates in effect at December 31, 2000, some of which are floating rates that reset periodically. Approximately 8% of other senior debt at December 31, 2000 had interest rates including the effect of interest rate swap agreements that were fixed. The weighted average of these fixed interest rates was 6.72% at December 31, 2000.

Approximately 67% of other senior debt at December 31, 2000 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 6.50% at December 31, 2000. TMCC manages interest rate risk through continuous adjustment of the mix of fixed and floating rated debt using interest rate swap agreements and option-based products.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Notes and Loans Payable (Continued)
--------------------------------------------

Included in notes and loans payable at December 31, 2000 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $8.0 billion.


Note 6 - Sale of Retail Receivables
-----------------------------------

During October 2000, the Company sold retail finance receivables aggregating $1.5 billion subject to certain limited recourse provisions. TMCC sold its receivables to Toyota Motor Credit Receivables Corporation ("TMCRC") which in turn sold them to a trust; TMCC remains as servicer and is paid a servicing fee. In a subordinated capacity, TMCRC retains excess servicing cash flows, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of TMCC.

Key assumptions used in measuring the retained assets at the date of sale are as follows:

        Prepayment speed.........................    1.50%
        Weighted average life (in years).........    1.39
        Expected credit losses (per annum).......    0.50%
        Residual cash flow discount rate.........      12%

Included in investment and other income for the quarter ended December 31, 2000 is a net pretax gain of $2.3 million resulting from the sale of retail finance receivables. This net gain includes a $2.5 million loss on the termination of interest rate swaps issued in conjunction with the transaction.

Note 7 - Related Party Transactions
-----------------------------------

During fiscal 2000, TMCC had an arrangement to borrow from and invest funds with Toyota Motor Sales, U.S.A., Inc. ("TMS") at short term market rates. During the three months ended December 31, 2000, there were no funds borrowed from or invested with TMS.

TMS allocates charges for certain technological and administrative services provided to TMCC. During fiscal 2001, TMS and TMCC entered into a Shared Services Agreement covering the services TMS will continue to provide after the ownership of TMCC was transferred to Toyota Financial Services Americas Corporation ("TFSA")on October 1, 2000. Net charges reimbursed by TMCC to TMS totaled $12 million and $6 million for the three months ended December 31, 2000 and 1999, respectively.

Note 8 - Commitments and Contingent Liabilities
-----------------------------------------------

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

TMCC has guaranteed $50 million of the debt of Toyota Credit Argentina, S.A. ("TCA").

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Segment Information
----------------------------

Financial results for the Company's operating segments are summarized below:

                                           Three Months Ended
                                               December 31,
                                           ------------------
                                            2000        1999
                                           -------     -------
                                          (Dollars in Millions)
Assets:

  Financing operations..............       $28,546     $25,108
  Insurance operations..............           838         769
  Eliminations/reclassifications....          (333)       (305)
                                           -------     -------
    Total assets....................       $29,051     $25,572
                                           =======     =======

Gross revenues:

  Financing operations..............       $   909     $   814
  Insurance operations..............            42          39
                                           -------     -------
    Total gross revenues............       $   951     $   853
                                           =======     =======

Net income:

  Financing operations..............       $     8     $    27
  Insurance operations..............            10           5
                                           -------     -------
    Total net income................       $    18     $    32
                                           =======     =======

Note 10 - Subsequent Events
---------------------------

During January 2001, the Company sold retail finance receivables aggregating $1.6 billion subject to certain limited recourse provisions. The sale resulted in a net pre-tax gain of $44 million.

TMCC performs a periodic review of the fair market value of assets retained in the sale of interests in lease finance receivables. The fair market value of these retained assets is impacted by management's expectations as to future losses on vehicle disposition, credit losses and prepayment rates. The second quarter review of the return rate and loss severity assumptions resulted in a deterioration in the performance of each of these assumptions, primarily related to leases originated prior to model year 1999 and due to terminate over the next 15 months. As a result of these changes, in the second quarter TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $25 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes Toyota Motor Credit Corporation's ("TMCC's") net income by operating segment for the three months ended December 31, 2000 and 1999:

                                           Three Months Ended
                                              December 31,
                                           ------------------
                                           2000          1999
                                           ----          ----
                                          (Dollars in Millions)
Net income:
  Financing operations................      $ 8           $27
  Insurance operations................       10             5
                                            ---           ---
     Total net income.................      $18           $32
                                            ===           ===


Net income from financing operations decreased 70% for the quarter ended December 31, 2000, as compared with the same period in fiscal 2000 primarily due to higher interest expense, higher operating and administrative expenses, higher provision for credit losses and losses associated with the implementation of SFAS No. 133, partially offset by higher financing revenues, lower depreciation on leases and higher investment and other income.

Net income from insurance operations increased $5 million for the quarter ended December 31, 2000, as compared with the same period in fiscal 2000, primarily due to higher insurance premiums earned and contract revenues as well as higher investment income.

Earning Assets
--------------

The composition of TMCC's net earning assets (which excludes retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the three months ended December 31, 2000 and 1999 are summarized below:


                                           December 31,   September 30,   December 31,
                                               2000           2000            1999
                                           -----------    -------------   ------------
                                                      (Dollars in Millions)

Vehicle lease
 Investment in operating leases, net.....      $ 7,297          $ 7,580       $ 8,098
 Finance leases, net.....................        5,916            5,504         3,778
                                               -------          -------       -------
Total vehicle leases.....................       13,213           13,084        11,876

Vehicle retail finance receivables, net..        9,680           10,235         9,542
Vehicle wholesale and other receivables..        3,899            3,043         2,709
Allowance for credit losses..............         (225)            (230)         (209)
                                               -------          -------       -------
Total net earning assets.................      $26,567          $26,132       $23,918
                                               =======          =======       =======



                                                      Three Months Ended
                                                         December 31,
                                                      ------------------
                                                       2000        1999
                                                      -------    -------
Total contract volume:
   Vehicle lease...................................    48,000     57,000
   Vehicle retail..................................    99,000     85,000
                                                      -------    -------
Total..............................................   147,000    142,000
                                                      =======    =======

TMS sponsored contract volume:
   Vehicle lease...................................    15,000     14,000
   Vehicle retail..................................    12,000      5,000
                                                      -------    -------
Total..............................................    27,000     19,000
                                                      =======    =======

Finance penetration (excluding fleet):
   Vehicle lease...................................     13.3%      16.0%
   Vehicle retail..................................     17.2%      15.2%
                                                        -----      -----
Total..............................................     30.5%      31.2%
                                                        =====      =====

TMCC's net earning assets increased to $26.6 billion at December 31, 2000 from $26.1 billion at September 30, 2000 and $23.9 billion at December 31, 1999. Asset growth from September 30, 2000 reflects primarily higher wholesale and lease earning assets, partially offset by a decline in retail earning assets. Asset growth from December 31, 1999 reflects higher lease, wholesale and retail earning assets. Wholesale earning assets increased from September 30, 2000 and December 31, 1999 primarily due to an increase in the number of dealers receiving wholesale financing. The increase in lease earning assets from September 30, 2000 and December 31, 1999 was primarily due to volume which has exceeded liquidations. The decrease in retail earning assets from September 30, 2000 was primarily due to the sale of $1.5 billion of retail receivables in October 2000, partially offset by higher retail contract volume. Retail earning assets increased from December 31, 1999 primarily due to higher retail contract volume partially offset by the sale of $3.0 billion of retail finance receivables. The allowance for credit losses decreased from September 30, 2000 reflects management's estimate that current reserve levels are adequate based on credit loss experience, portfolio composition and other factors.

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

TMCC's lease contract volume decreased in the first quarter of fiscal 2001 as compared with the same period in fiscal 2000 as demand for financing has shifted from leasing to retail loans.

TMCC's retail contract volume increased in the first quarter of fiscal 2001 as compared with the same period in fiscal 2000 reflecting higher levels of programs sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS") and strong sales of Toyota and Lexus vehicles.

Net Financing Revenues and Other Revenues
-----------------------------------------

TMCC's net financing revenues decreased 7% in the first quarter of fiscal 2001 as compared with the same period in fiscal 2000 primarily due to higher interest expense, substantially offset by higher financing revenues and lower depreciation on leases, described below under Depreciation on Leases. TMCC's continued use of the Titling Trust to purchase leases has caused a shift in the composition of earning assets from operating leases to finance receivables, as discussed earlier, and resulted in increased revenues from finance leases (until such interests in leases are sold in securitization transactions) and reduced operating lease revenues and depreciation on operating leases.

The following table summarizes TMCC's investment and other income for the three months ended December 31, 2000 and 1999:

                                            Three Months Ended
                                               December 31,
                                            ------------------
                                            2000          1999
                                            ----          ----
                                           (Dollars in Millions)
Investment income......................     $ 27          $ 11
Servicing fee income...................       10            10
Gains on assets sold...................        2             1
                                            ----          ----
   Investment and other income.........     $ 39          $ 22
                                            ====          ====


Investment income increased $16 million in the first quarter of fiscal 2001 as compared with the same period in fiscal 2000 primarily due to an increase in TMCC's portfolio of marketable securities.

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

TMCC performs a periodic review of the fair market value of assets retained in the sale of interests in lease finance receivables. The fair market value of these retained assets is impacted by management's expectations as to future losses on vehicle disposition, credit losses and prepayment rates. The second quarter review of the return rate and loss severity assumptions resulted in a deterioration in the performance of each of these assumptions, primarily related to leases originated prior to model year 1999 and due to terminate over the next 15 months. As a result of these changes, in the second quarter TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $25 million.

Depreciation on Leases
----------------------

The following table sets forth the items included in TMCC's depreciation on leases for the three months ended December 31, 2000 and 1999:

                                                      Three Months Ended
                                                         December 31,
                                                      ------------------
                                                      2000          1999
                                                      ----          ----
                                                     (Dollars in Millions)

  Straight-line depreciation on operating leases...   $308          $321
  Provision for residual value losses..............     60            62
                                                      ----          ----
     Total depreciation on leases..................   $368          $383
                                                      ====          ====

Straight-line depreciation expense decreased 4% in the first quarter of fiscal 2001 as compared with the same period in fiscal 2000 corresponding with a decline in average operating lease assets. As discussed earlier, the acquisition of leases by the Titling Trust has increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation on operating leases.

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

Total unguaranteed residual values related to TMCC's vehicle lease portfolio totaled approximately $7.0 billion at December 31, 2000 and September 30, 2000. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors.

The provision for residual value losses for the quarter ended December 31, 2000 as compared with the same period in fiscal 2000 reflects management's estimate that current reserve levels are considered adequate to cover expected losses at vehicle disposition as of December 31, 2000. Losses at vehicle disposition increased $5 million in the first quarter of fiscal 2001 as compared with the same period in fiscal 2000 primarily due to higher per unit residual value loss rates. The Company has taken action to reduce vehicle disposition losses by developing strategies to increase dealer and lessee purchases of off-lease vehicles, expanding marketing of off-lease vehicles through the internet and maximizing proceeds on vehicles sold through auction. In addition, TMCC implemented a new residual value setting policy for new model year 1999 Toyota vehicles that separately calculates the residual value applicable to the base vehicle and the residual value applicable to certain specified optional accessories and optional equipment.

The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 49% in the first quarter of fiscal 2001 as compared to 51% for the same period in fiscal 2000. TMCC believes that industry-wide record levels of incentives on new vehicles and a large supply of late model off-lease vehicles have put downward pressure on used car prices. In addition, TMCC's level of vehicle return rates reflect the impact of competitive new vehicle pricing for core Toyota and Lexus models. Return rates and losses may also be affected by the amount and types of accessories or installed optional equipment included in leased vehicles. Although vehicle loss rates are typically the result of a combination of factors, to the extent certain types of optional equipment depreciate more quickly than the value of the base vehicle, leased vehicles having a greater portion of their manufacturer's suggested retail price attributable to such optional equipment will experience relatively higher levels of loss. TMCC expects increased losses at vehicle disposition to continue through fiscal 2001 due to the large supply of vehicles coming off-lease and higher per unit residual value loss rates.

TMCC's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 42 months and 40 months at December 31, 2000 and 1999, respectively.

Interest Expense
----------------

Interest expense increased 38% in the first quarter of fiscal 2001 as compared with the same period in fiscal 2000 primarily due to an increase in average cost of borrowings and higher average debt outstanding. The weighted average cost of borrowings was 6.80% and 5.89% for the three months ended December 31, 2000 and 1999, respectively. TMCC expects interest expense to decrease in the next quarter due to a reduction in market rates.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 17% in the first quarter of fiscal 2001 as compared with the same period in fiscal 2000 reflecting expenses associated with technology-related projects, as well as costs required to support TMCC's growing customer base.

Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC. Net charges reimbursed by TMCC to TMS totaled $12 million and $6 million during the three months ended December 31, 2000 and 1999, respectively.

A credit support fee agreement expected to be entered into between TMCC and Toyota Financial Services Corporation ("TFSC") provides that TMCC will pay to TFSC a semi-annual fee equal to a percentage of the outstanding amount of TMCC's securities entitled to credit support. Credit support fees to be included in operating and administrative expenses for the six months ended March 31, 2001 are estimated to be $6 million of which $3 million is included in operating and administrative expenses for the quarter ended December 31, 2000.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses increased 24% for the quarter ended December 31, 2000 as compared with the quarter ended December 31, 1999, reflecting growth in earning assets. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of December 31, 2000.

During fiscal 2000, TMCC completed the national launch of an expanded tiered pricing program for retail vehicle contracts. The objective of the expanded program is to better match customer risk with contract rates charged to allow profitable purchases of a wider range of risk levels. A national launch of an expanded tiered pricing program for lease vehicle contracts is planned during fiscal 2001. Implementation of these expanded programs is expected to increase contract yields and as the portfolio matures, increase credit losses in connection with purchases of higher risk contracts.

Net credit loss experience, excluding net losses on receivables sold subject to limited recourse provisions, for the three months ended December 31, 2000 and 1999, was as follows:

                                      Three Months Ended
                                         December 31,
                                      ------------------
                                      2000          1999
                                      -----        -----
                                     (Dollars in Millions)
Gross Credit Losses.............      $33.0        $25.5
Recoveries......................       (4.4)        (4.3)
                                      -----        -----
Net Credit Losses...............      $28.6        $21.2
                                      =====        =====

Annualized Net Credit Losses
   as a % of Average Earning
   Assets.......................      0.44%         0.36%


The allowance for credit losses and the allowance for credit losses as a percent of earning assets as of the balance sheet dates reported herein are summarized below:


                                  December 31,  September 30,  December 31,
                                      2000          2000           1999
                                  ------------  -------------  ------------
                                            (Dollars in Millions)

Allowance for Credit Losses.....         $225           $230          $209

Allowance for Credit Losses
   as a % of Earning Assets.....         0.84%          0.87%         0.87%

The decrease in the allowance for credit losses as a percent of earning assets primarily reflects significant growth in vehicle wholesale earning assets which historically have experienced minimal credit losses.

Derivatives and Hedging Activities
----------------------------------

Effective October 1, 2000 TMCC adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.


Adopting the provisions of SFAS No. 133 on October 1, 2000 had the following effect on earnings:

                                                     Pre-tax Gain (Loss)
                                                    ---------------------
                                                    (Dollars in Millions)
Fair value of cross currency interest
    rate swap agreements.............................     $(1,331)
Fair value of interest rate swap
    agreements.......................................        (121)
Fair value of indexed note swap
    agreements.......................................          23
Fair value of option-based products..................          46
Unamortized premiums paid for
    option-based products............................         (49)
Adjustment to notes and loans payable................       1,428
                                                          -------
Pre-tax cumulative effect of change
    in accounting principle                               $    (4)
Income tax benefit...................................           2
                                                          -------
Cumulative effect of change in accounting
    principle, net of tax benefit....................     $    (2)
                                                          =======

In addition to the adoption impact discussed above, for the three months ended December 31, 2000, the Company recognized expense of $11 million (reported as SFAS 133 fair value net loss in the Consolidated Statement of Income). The net loss reflects a $37.3 million decrease in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps, partially offset by a net gain of $26.3 million related to the ineffective portion of TMCC's fair-value hedges. The decrease in the fair market value of TMCC's option-based products reflects lower market interest rates. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting is discussed in Non-Hedging Activities below. For fair value hedging relationships, all components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

TMCC maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations caused by volatility in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes.

Fair-Value Hedges
-----------------

The Company enters into interest rate swaps, indexed note swap agreements and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is covered by option-based products. Refer to non-hedging activities below for a discussion on option-based products.

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

Derivative instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Credit exposure of derivative instruments is discussed further under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Non-Hedging Activities
----------------------

Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements and, to a lesser extent, corridor agreements. Option-based products are agreements which either grant TMCC the right to receive, or require TMCC to make payments at, specified interest rate levels. Option-based products are used to hedge interest rate risk from an economic perspective on TMCC's portfolio of pay-variable receive-fixed interest rate swaps.

The Company uses this strategy to minimize its exposure to volatility in LIBOR. These products are not linked to specific assets and liabilities that appear on the balance sheet and therefore, do not qualify for hedge accounting. In addition, the Company also uses certain interest rate swaps for overall asset/liability management purposes. These products are not linked to specific assets or liabilities.

Accounting for Derivatives and Hedging Activities
-------------------------------------------------

All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or a foreign-currency fair-value hedge (a "foreign currency hedge"). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with changes in fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a foreign-currency hedge is recorded in current-period earnings.

The Company occasionally purchases a financial instrument in which a derivative instrument is "embedded." Upon purchasing the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e. host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as either (1) a fair-value hedge or (2) non-hedging derivative instrument. However, if the entire contract were to be measured at fair value, with changes in fair value reported in current earnings, or if the Company could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and not be designated as a hedging instrument.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges to specific liabilities on the balance sheet. The Company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

The Company will discontinue hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued due to the Company's determination that the derivative no longer qualifies as an effective fair-value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged liability for changes in fair value. In a situation in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

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

Commercial paper issuances and extendible commercial notes are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $2.7 billion to $5.5 billion during the first three months of fiscal 2001, with an average outstanding balance of $4.0 billion. The outstanding balance of extendible commercial notes at December 31, 2000 totaled $21 million.

For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.0 billion at December 31, 2000. No loans were outstanding under any of these bank credit facilities during the first three months of fiscal 2001. TMCC also maintains uncommitted, unsecured lines of credit with banks totaling $85 million. At December 31, 2000, TMCC and TMS had issued approximately $1.4 million in letters of credit in connection with these uncommitted, unsecured lines of credit.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided TMCC with significant sources of funding. During the first three months of fiscal 2000, TMCC issued approximately $978 million of domestic and euro MTNs and bonds all of which had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at December 31, 2000 ranged from one to eleven years. As of December 31, 2000, TMCC had total MTNs and bonds outstanding of $16.5 billion, of which $7.0 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTNs and other debt securities. At January 31, 2001 approximately $2.9 billion was available for issuance under this registration statement. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's euro MTN program is $16.0 billion. Approximately $4.7 billion was available for issuance under the euro MTN program as of January 31, 2001. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital market that are not issued under its domestic or euro MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets. TMCC maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests in, retail receivables. During the three months ended December 31, 2000, TMCC sold retail receivables totaling $1.5 billion in connection with securities issued under the shelf registration statement. As of January 31, 2001, $3.0 million remained available for issuance under the registration statement. TMCC anticipates filing a new shelf registration statement for additional asset-backed securitization issuances.

TMCC's ratio of earnings to fixed charges was 1.08 for the first three months of fiscal 2001 compared to 1.20 for the first three months of fiscal 2000. TMCC believes that the decline in the ratio has not affected its ability to maintain liquidity or access to outside funding sources. The decline in the ratio is due to several factors including higher interest expense and increased operating expenses attributable to TMCC's technology-related projects and growing customer base, higher provision for credit losses and losses associated with the implementation of SFAS No. 133.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the first three months of fiscal 2001, cash used to purchase additional finance receivables and investments in operating leases, totaling $7.8 billion, was partially provided by the liquidation and sale of earning assets totaling $7.0 billion.
Investing activities resulted in a net cash use of $955 million during the first three months of fiscal 2001, as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets. Investing activities were also supported by net cash provided by operating and financing activities totaling $332 million and $902 million, respectively, during the first three months of fiscal 2001. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and extendible commercial notes, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that TMCC believes that industry-wide record levels of incentives on new vehicles and large supply of late model off-lease vehicles have put downward pressure on used car prices; that current reserve levels are considered adequate to cover expected losses at vehicle disposition; that TMCC expects interest expense to decrease in the next quarter due to a reduction in market rates; that allowances for credit losses are considered adequate to cover expected credit losses; that the implementation of the expanded tiered pricing program may result in increased contract yields and increased credit losses in connection with purchases of higher risk contracts; that TMCC expects increased losses at vehicle disposition to continue through fiscal 2001 due to the large supply of vehicles coming off-lease and higher per unit residual value loss rates; that TMCC anticipates continued use of MTNs and bonds in the United States and the international capital markets; that TMCC may issue bonds in the domestic and international capital markets that are not issued under its MTN programs; that TMCC anticipates filing a new shelf registration statement for additional asset-backed securitization issuances; that the decline in the ratio of earnings to fixed charges has not affected TMCC's ability to maintain liquidity or access to outside funding sources; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper and extendible commercial notes, and asset-backed securitization transactions will provide sufficient liquidity to meet TMCC's future funding requirements; that the adoption of SFAS No. 140 is not expected to have a significant impact on the Company's financial results; that the adoption of SAB No. 101 is not expected to have a significant impact on the Company's financial results; that TMCC does not currently anticipate non-performance by any of its counterparties in relation to TMCC's derivative financial instruments.

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

New Accounting Standards

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to have a significant impact on the Company's financial results.

In December 1999, the Office of the Chief Accountant issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth quarter of fiscal periods beginning after December 15, 1999. The adoption of SAB 101 is not expected to have a significant impact on the Company's financial results.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


As discussed more fully in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, TMCC uses a variety of interest rate and currency derivative financial instruments to manage interest rate and currency exchange exposures. TMCC does not use these instruments for trading purposes. Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations.

Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at December 31, 2000 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at December 31, 2000 was $146.7 million on an aggregate notional amount of $31.4 billion. At December 31, 2000 approximately 89% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not currently anticipate non-performance by any of its counterparties.

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

The value-at-risk and the average value-at-risk of TMCC's portfolio as of December 31, 2000 and for the three months ended December 31, 2000, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:


                                                                 Average for the
                                                 As of         Three Months Ended
                                           December 31, 2000    December 31, 2000
                                           -----------------   -------------------
Mean portfolio value.....................   $3,431.0 million      $3,654.0 million
Value-at-risk............................     $122.0 million        $122.1 million
Percentage of the mean portfolio value...        3.6%                  3.3%
Confidence level.........................       95.0%                 95.0%



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


A reconciliation of the activity of TMCC's derivative financial instruments for the three months ended December 31, 2000 and 1999 is as follows:

                                                  Three Months Ended December 31,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  2000    1999    2000    1999    2000    1999    2000    1999
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $8.4    $8.8   $10.5    $9.0   $11.7    $6.9    $1.4    $1.3

Add:
   New agreements...............   0.1     0.8     1.4     0.5     1.2     1.2     0.2       -

Less:

   Terminated agreements........     -       -       -       -       -       -       -       -
   Expired agreements...........   0.3     1.0     1.5     0.8     1.0     0.6     0.7       -
                                  ----    ----   -----    ----   -----    ----    ----    ----
Ending notional amount..........  $8.2    $8.6   $10.4    $8.7   $11.9    $7.5    $0.9    $1.3
                                  ====    ====   =====    ====   =====    ====    ====    ====


Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month periods ended December 31, 2000 and 1999, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 14, 2001 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in TMCC's business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of December 31, 2000 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits

          The exhibits listed on the accompanying Exhibit Index, on page 35, are filed as part of this report.

          (b)   Reports on Form 8-K

          The following report on Form 8-K was filed by the registrant during the quarter ended December 31, 2000, which did not contain financial statements:

          Date of Report                      Items Reported
          -----------------       -------------------------------------------
          October 6, 2000       Item 5 - Other Events

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   February 14, 2001                 By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                     George E. Borst
                                                      President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)


Date:   February 14, 2001                 By     /S/ ROBERT M. ALLEN
                                             -------------------------------
                                                     Robert M. Allen
                                                      Vice President
                                             Finance and Affiliated Operations
                                               (Principal Accounting Officer)

                               EXHIBIT INDEX


Exhibit                                                              Method
Number                           Description                        of Filing
-------                          -----------                        ---------


  3.2        Bylaws as amended through December 8, 2000.             Filed
                                                                    Herewith

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