Form 10-KT
period 2001-03-31
TOYOTA MOTOR CREDIT CORP
filed 2001-06-28
CIK 834071

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from October 1, 2000 to March 31, 2001
                                    ---------------    --------------
Commission file number    1-9961
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
                                                    -----------------------

Securities registered pursuant to section 12(b) of the Act:

                                                     Name of each exchange
          Title of each class                         on which registered
          -------------------                       -----------------------
                 n/a                                          n/a
          -------------------                       -----------------------

Securities registered pursuant to Section 12(g) of the Act:  5.49% Fixed Rate
                                                             Notes due 2003

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

          As of May 31, 2001, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

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

TMCC provides retail and wholesale financing, retail leasing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii) and the Commonwealth of Puerto Rico. TMCC has five wholly-owned subsidiaries, one of which is engaged in the insurance business, two limited purpose subsidiaries formed primarily to acquire and securitize retail finance receivables (one of which is a limited liability company), one limited purpose subsidiary formed primarily to acquire and securitize lease finance receivables and one subsidiary which provides retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle dealers and their customers in the Commonwealth of Puerto Rico. TMCC does business as Toyota Motor Credit Corporation and Lexus Financial Services and markets products under the service mark "Toyota Financial Services". TMCC and its wholly-owned subsidiaries are collectively referred to as the "Company".

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

The Company's earnings are primarily impacted by the level of average earning assets, comprised primarily of investments in finance receivables and operating leases, and asset yields as well as outstanding borrowings and the cost of funds. The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles in the United States. For the six months ended
March 31, 2001, TMS sold approximately 844,000 automobiles and light trucks in the United States (excluding Hawaii), of which approximately 516,000 were manufactured in the United States; TMS exported approximately 16,700 automobiles. TMS' sales represented approximately 30% of TMC's worldwide unit sales volume for the six months ended March 31, 2001. For the six months ended March 31, 2001, and the fiscal years ended September 30, 2000 and 1999, Toyota and Lexus vehicles accounted for approximately 9.8%, 9.1% and 8.7%, respectively, of all retail automobile and light truck unit sales volume in the United States. Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, changes in pricing of imported units due to currency fluctuations, or other events, could impact the level of finance and insurance operations of the Company. To date, the level of the Company's operations has not been restricted by the level of sales of Toyota and Lexus vehicles.

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

During fiscal 2001, a credit support fee agreement was entered into between TMCC and TFSC (the "Credit Support Fee Agreement"). The Credit Support Fee Agreement provides that TMCC will pay to TFSC a semi-annual fee equal to 0.05% of the weighted average outstanding amount of TMCC's Securities entitled to credit support.

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

An Amended and Restated Repurchase Agreement was entered into between TMCC and TMS effective as of October 1, 2000 which provides that TMCC is under no obligation to TMS to finance wholesale obligations from any dealers or retail obligations of any customers. In addition, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default. The Amended and Restated Repurchase Agreement is filed as an exhibit in Item 14.

On October 1, 2000, TMS and TMCC entered into a Shared Services Agreement covering the services provided between each entity after the ownership of TMCC was transferred to TFSA.

On June 6, 2000, the Executive Committee of the Board of Directors of TMCC approved a change in TMCC's year-end from September 30 to March 31. This change resulted in a six-month transition period from October 1, 2000 through March 31, 2001 (the "transition period"), and is represented in this Form 10-K Transition Report.

Retail Leasing

TMCC purchases primarily new vehicle lease contracts originated by Toyota and Lexus dealers. Lease contracts purchased must first meet TMCC's credit standards after which TMCC assumes ownership of the leased vehicles and is generally permitted to take possession of vehicles upon lessee default. TMCC is responsible for contract collection and administration during the lease period and for the value of the vehicle at lease maturity if the vehicle is not purchased by the lessee or dealer. Off-lease vehicles returned to TMCC are sold through a network of auction sites located throughout the United States as well as through the internet. TMCC lease contracts require lessees to carry fire, theft, collision and liability insurance on leased vehicles covering the interests of both TMCC and the lessee. Leasing revenues contributed 71%, 72% and 76% to total financing revenues for the transition period ended March 31, 2001 and for fiscal years ended September 30, 2000 and 1999, respectively.

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

Retail Financing

TMCC purchases primarily new and used vehicle installment contracts from Toyota and Lexus dealers. Certain of the used vehicle contracts purchased by TMCC are "Certified" Toyota and Lexus used vehicle contracts which relate to vehicles purchased by dealers, reconditioned and certified to meet certain Toyota and Lexus standards, and sold or leased with an extended warranty from the manufacturer. Installment contracts purchased must first meet TMCC's credit standards and thereafter TMCC retains responsibility for contract collection and administration. TMCC acquires security interests in the vehicles financed and generally can repossess vehicles if customers fail to meet contract obligations. Substantially all of TMCC's retail financings are non-recourse which relieves the dealers from financial responsibility in the event of repossession. TMCC requires retail financing customers to carry fire, theft and collision insurance on financed vehicles covering the interests of both TMCC and the customer. Retail financing revenues contributed 22%, 23% and 20% to total financing revenues for the transition period ended March 31, 2001 and for fiscal years ended September 30, 2000 and 1999, respectively.

TMCC recently completed the national launch of an expanded tiered pricing program for both retail and lease vehicle contracts. The objective of the expanded programs is to better match customer risk with contract rates charged to allow profitable purchases of a wider range of risk levels. Implementation of these expanded programs is expected to increase contract yields and, as the portfolio matures, increase credit losses in connection with purchases of higher risk contracts.

TMS has historically and continues to sponsor special lease and retail programs by subsidizing below market lease and retail contract rates.

A summary of vehicle retail leasing and financing activity follows:

                          Six Months             Years Ended September 30,
                               Ended       -------------------------------------------
                           March 31, 2001    2000        1999        1998        1997
                           --------------  -------     -------     -------     -------
Contract volume:
   Lease................       102,000     240,000     249,000     312,000     262,000
   Retail...............       209,000     412,000     333,000     282,000     247,000
                               -------     -------     -------     -------     -------
      Total.............       311,000     652,000     582,000     594,000     509,000
                               =======     =======     =======     =======     =======
Average amount financed:
   Lease................       $28,500     $25,500     $24,700     $24,600     $24,200
   Retail...............       $18,000     $17,600     $17,600     $17,100     $16,500
Outstanding portfolio at
   period end ($Millions):
      Lease.............       $13,426     $13,084     $11,605     $11,872     $11,622
      Retail............        $9,034     $10,235      $8,916      $7,834      $5,866
      Number of accounts     1,344,000   1,426,000   1,234,000   1,193,000   1,061,000


Retail receivables and interests in lease finance receivables sold, totaling $5.2 billion as of March 31, 2001, $3.8 billion as of September 30, 2000 and $4.1 billion as of September 30, 1999, which TMCC continues to service, are excluded from the outstanding portfolio amounts in the above table.

Wholesale Financing

TMCC provides wholesale financing primarily to qualified Toyota and Lexus vehicle dealers to finance inventories of new Toyota and Lexus vehicles and used Toyota, Lexus and other vehicles. TMCC acquires security interests in vehicles financed at wholesale, and substantially all such financings are backed by corporate or individual guarantees from or on behalf of participating dealers. In the event of dealer default, TMCC has the right to liquidate any assets acquired and seek legal remedies pursuant to the guarantees. Pursuant to the Amended and Restated Repurchase Agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default.

A summary of vehicle wholesale financing activity follows:

                                 Six Months             Years Ended September 30,
                                    Ended       ----------------------------------------
                               March 31, 2001     2000       1999       1998       1997
                               --------------   -------    -------    -------    -------

Dealer loans ($Millions).....         $8,608    $13,950    $11,093     $9,802     $8,573
Dealer repayments ($Millions)         $7,410    $13,421    $10,983     $9,600     $8,684
Outstanding portfolio at
   period end ($Millions)....         $2,597     $1,410       $855       $746       $563
Average amount financed
   per vehicle...............        $23,674    $22,534    $22,120    $21,562    $20,695


TMCC also makes term loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements. These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets and usually with personal guarantees of the dealers. In addition, TMCC provides financing to various large publicly-held dealer organizations, often called mega-dealers, for wholesale and real estate financing, business acquisitions and working capital. This financing is usually secured by either vehicle inventory, real estate, or other assets, and includes syndicated loans agented by other lenders, of which a portion of the loans are unsecured. Wholesale and other dealer financing revenues contributed 7%, 5% and 4% to total financing revenues for the transition period ended March 31, 2001 and for each of the fiscal years ended September 30, 2000 and 1999, respectively.

Insurance

The principal activities of TMCC's insurance subsidiary, Toyota Motor Insurance Services, Inc. ("TMIS"), include marketing, underwriting, claims administration and providing certain coverages related to vehicle service agreements and contractual liability agreements sold by or through Toyota and Lexus vehicle dealers and affiliates to customers. In addition, TMIS insures and reinsures certain TMS and TMCC risks. Income before income taxes from insurance operations contributed 41%, 22% and 13% to total income before income taxes and cumulative effect of change in accounting principle for the transition period ended March 31, 2001 and for each of the fiscal years ended September 30, 2000 and 1999, respectively.

Servicing

TMCC remains as servicer on accounts included in its asset-backed securitization transactions and is paid a servicing fee of 1% of the total principal balance of the receivables for both retail and lease securitizations.

Field Operations

During the first quarter of fiscal 2001, TMCC announced plans to restructure the Company's field operations. The branch offices of TMCC will be converted to dealer sales and service offices to serve only dealer business which includes the purchasing of contracts from dealers, financing inventories, loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements, as well as consulting on finance and insurance operations. The other functions that the branch offices currently cover, such as customer service, collections, lease termination and administrative functions, will be handled by three regional customer service centers. All three regional customer service centers will be established during fiscal 2002 with the conversion of activities expected to be completed in fiscal 2003. Restructuring charges and costs related to this restructuring are discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

California is currently experiencing shortages of electrical power and other energy sources. This condition has resulted in periodic rolling black-outs in portions of the state. If energy shortages continue or increase in severity, they may cause or contribute to a general economic downturn in California which, in turn, could ultimately have an adverse effect on TMCC's financial condition and results of operations.

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

The Company's operations are also subject to regulation under federal and state consumer protection and privacy statutes. The Company continually reviews its operations for compliance with applicable laws. Future administrative rulings, judicial decisions and legislation may require modification of the Company's business practices and documentation.

Employee Relations

At May 31, 2001, the Company had approximately 2,600 full-time employees. The Company considers its employee relations to be good.

Segment Information

Financial information regarding industry segments is set forth in Note 18 - Segment Information of the Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES.

The headquarters of the Company for both finance and insurance operations is located in Torrance, California. In addition, as of May 31, 2001, the finance operation has three regional offices and 32 branch offices in cities throughout the United States and one branch office in the Commonwealth of Puerto Rico.
The insurance operation has six regional sales offices; four of these premises are shared with the finance operation's branch offices. A finance and insurance service center is located in Cedar Rapids, Iowa. All premises are occupied under lease.

After the completion of the Company's restructuring of its field operations, three regional customer service centers, three regional offices managing both finance and insurance operations, and 31 dealer sales and service offices will be occupied throughout the United States, including one branch office in the Commonwealth of Puerto Rico. All premises are expected to be occupied under lease.


ITEM 3.   LEGAL PROCEEDINGS.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in TMCC's business operations, policies and practices. Certain of these actions are similar to suits, which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of March 31, 2001 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


                                  PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

TMCC is a wholly-owned subsidiary of TFSA and, accordingly, all shares of the Company's stock are owned by TFSA. There is no market for TMCC's stock.

The Board of Directors of the Company declared a cash dividend of $4 million payable to TFSA in fiscal 2002. Prior to the dividend, no dividends had been declared or paid. The Company expects that the Board of Directors will declare dividends in the future at least annually.

ITEM 6.   SELECTED FINANCIAL DATA.

                                      Six Months Ended                Years Ended
                                          March 31,                  September 30,
                                      ----------------    ------------------------------------
                                       2001     2000(1)    2000      1999      1998      1997
                                      ------    ------    ------    ------    ------    ------
                                                        (Dollars in Millions)
INCOME STATEMENT DATA

Financing Revenues:

Leasing............................  $ 1,246   $ 1,182   $ 2,402   $ 2,397   $ 2,595   $ 2,743
Retail financing...................      390       366       768       645       531       433
Wholesale and other
   dealer financing................      124        79       182       123       114       101
                                     -------    ------    ------    ------    ------    ------
Total financing revenues...........    1,760     1,627     3,352     3,165     3,240     3,277

Depreciation on leases.............      753       750     1,440     1,664     1,681     1,793
Interest expense...................      726       594     1,289       940       994       918
SFAS 133 fair value adjustments....       23         -         -         -         -         -
                                     -------    ------    ------    ------    ------    ------
Net financing revenues.............      258       283       623       561       565       566

Insurance premiums earned and
   contract revenues...............       68        68       138       122       112        97
Investment and other income........      130        40        99        88        79        66
Loss on asset impairment...........       25        14        74        19         -         -
                                     -------    ------    ------    ------    ------    ------
Net financing revenues
   and other revenues..............      431       377       786       752       756       729
                                     -------    ------    ------    ------    ------    ------
Expenses:

Operating and administrative.......      236       193       400       376       323       259
Provision for credit losses........       89        60       135        83       127       136
Insurance losses and loss
   adjustment expenses.............       35        38        81        63        55        51
                                     -------    ------    ------    ------    ------    ------
Total expenses.....................      360       291       616       522       505       446
                                     -------    ------    ------    ------    ------    ------
Income before income taxes.........       71        86       170       230       251       283
Equity in net loss of subsidiary...        -         -         1         -         -         -
Provision for income taxes.........       27        29        65        98       107       121
                                     -------    ------    ------    ------    ------    ------

Income before cumulative effect
  of change in accounting principle       44        57       104       132       144       162

Cumulative effect of change in
  accounting principle, net of tax
  benefits.........................       (2)        -         -         -         -         -
                                     -------    ------    ------    ------    ------    ------

Net Income.........................  $    42    $   57    $  104    $  132    $  144    $  162
                                     =======    ======    ======    ======    ======    ======

Ratio of earnings to
   fixed charges...................     1.10      1.14      1.13      1.24      1.25      1.31

(1) Unaudited.


                                                               September 30,
                                       March 31,  -------------------------------------
                                         2001       2000      1999      1998      1997
                                       --------   -------   -------   -------   -------
                                                     (Dollars in Millions)
BALANCE SHEET DATA

Finance receivables, net.............   $19,216   $18,168   $13,856   $11,521    $8,452
Investments in operating
  leases, net........................   $ 7,409   $ 7,964   $ 8,605   $ 9,765   $10,257
Total assets.........................   $29,214   $28,036   $24,578   $23,225   $19,830
Notes and loans payable..............   $22,194   $21,098   $18,565   $17,597   $14,745
Capital stock........................      $915      $915      $915      $915      $915
Retained earnings....................    $1,581    $1,539    $1,435    $1,303    $1,159


Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation
---------------------

In view of the change in the Company's fiscal year from September 30 to March 31, management's discussion and analysis of financial condition and results of operation will:

 - compare the audited results of operations for the six months ended
   March 31, 2001 to the unaudited results of operations for the six months ended March 31, 2000;
 - compare the results of operations for the fiscal year ended
   September 30, 2000, to the results of operations for the fiscal year ended September 30, 1999; and,
 - compare the results of operations for the fiscal year ended
   September 30, 1999, to the results of operations for the fiscal year ended September 30, 1998.


Net Income
----------

The following table summarizes TMCC's net income by business segment for the six months ended March 31, 2001 and 2000, and fiscal years ended September 30, 2000, 1999 and 1998:

                              Six Months Ended             Years Ended
                                      March 31,               September 30,
                                ------------------    ----------------------------
                                 2001      2000(1)     2000       1999       1998
                                ------     -------    ------     ------     ------
                                                (Dollars in Millions)
Net income:
  Financing operations......      $ 22       $ 41       $ 70       $113       $119
  Insurance operations......        20         16         34         19         25
                                ------     ------     ------     ------     ------
     Total net income.......      $ 42       $ 57       $104       $132       $144
                                ======     ======     ======     ======     ======
(1) Unaudited


Net income from financing operations decreased 46% in the transition period as compared to the six months ended March 31, 2000, primarily due to lower interest margin as a result of higher interest expense, higher operating and administrative expenses, higher provision for credit losses, losses associated with the implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and the recognition of asset impairment losses partially offset by higher financing revenues and higher investment and other income. The decrease in fiscal 2000 financing operations net income from fiscal 1999 is due primarily to lower interest margin as a result of higher interest expense, the recognition of asset impairment losses, higher provision for credit losses, and higher operating and administrative expenses. The decrease in fiscal 1999 financing operations net income from fiscal 1998 reflects lower financing revenues and higher operating and administrative expenses, substantially offset by lower interest expense, lower provision for credit losses and lower depreciation on leases.

Net income from insurance operations increased 25% in the transition period as compared to the six months ended March 31, 2000, primarily due to higher investment income resulting from increased net realized gains on sales of available-for-sale securities, partially offset by higher provision for income taxes. There can be no assurance that the Company will be able to recognize similar gains in future periods. The increase in fiscal 2000 insurance operations net income from fiscal 1999 is primarily due to higher insurance premiums earned and contract revenues, higher investment income and lower provision for income taxes, partially offset by higher insurance losses and loss adjustment expenses. The decrease in fiscal 1999 net income from fiscal 1998 reflects higher operating and administrative expenses and lower investment income. Additional information concerning TMCC's financing and insurance operations is disclosed in Note 18 - Segment Information of the Notes to Consolidated Financial Statements.

Earning Assets
--------------

The composition of TMCC's net earning assets (which excludes retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the six months ended March 31, 2001 and 2000, and for the fiscal years ended September 30, 2000, 1999, and 1998 are summarized below:

                                        March 31,        September 30,
                                        --------   --------------------------
                                          2001      2000      1999      1998
                                        --------   ------    ------    ------
                                                 (Dollars in Millions)

Vehicle lease
  Investment in operating leases, net... $ 6,994  $ 7,580   $ 8,290   $ 9,559
  Finance leases, net...................   6,432    5,504     3,315     2,313
                                         -------  -------   -------   -------
Total vehicle leases....................  13,426   13,084    11,605    11,872

Vehicle retail finance receivables, net.   9,034   10,235     8,916     7,834
Vehicle wholesale and other financing...   4,392    3,043     2,142     1,800
Allowance for credit losses.............    (227)    (230)     (202)     (220)
                                         -------  -------   -------   -------
Total net earning assets................ $26,625  $26,132   $22,461   $21,286
                                         =======  =======   =======   =======


                                      Six Months
                                        Ended March 31,     Years Ended September 30,
                                       -----------------   ---------------------------
                                         2001      2000      2000      1999      1998
                                       -------   -------   -------   -------   -------
Total contract volume:
   Vehicle lease.......................102,000   126,000   240,000   249,000   312,000
   Vehicle retail......................209,000   189,000   412,000   333,000   282,000
                                       -------   -------   -------   -------   -------
Total..................................311,000   315,000   652,000   582,000   594,000
                                       =======   =======   =======   =======   =======

TMS sponsored contract volume:
   Vehicle lease....................... 30,000    31,000    59,000    96,000   170,000
   Vehicle retail...................... 33,000    18,000    44,000    46,000    80,000
                                        ------    ------   -------   -------   -------
Total.................................. 63,000    49,000   103,000   142,000   250,000
                                        ======    ======   =======   =======   =======

Used contract volume:
   Vehicle lease.......................  3,000     4,000     8,000     6,000     7,000
   Vehicle retail...................... 80,000    69,000   149,000   112,000    94,000
                                        ------    ------   -------   -------   -------
Total.................................. 83,000    73,000   157,000   118,000   101,000
                                        ======    ======   =======   =======   =======

Finance penetration (excluding fleet):
   Vehicle lease.......................  14.1%     17.4%     15.4%     17.7%     25.3%
   Vehicle retail......................  18.4%     17.0%     17.5%     16.0%     15.7%
                                        ------   -------   -------   -------   -------
Total..................................  32.5%     34.4%     32.9%     33.7%     41.0%
                                        ======   =======   =======   =======   =======

TMCC's net earning assets as of March 31, 2001 increased slightly from September 30, 2000 due to growth in wholesale and finance lease earning assets, partially offset by a decline in retail and operating lease earning assets.
The increase in wholesale earning assets was primarily due to an increase in the number of dealers receiving wholesale financing. The increase in finance lease earning assets was primarily due to volume exceeding liquidations during the transition period. The decline in retail earning assets was primarily due to the sales of retail receivables totaling $3.1 billion during the transition period.

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

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as a lessor and to hold title to leased vehicles in specified states. The value of the lease contracts purchased by the Titling Trust during the six months ended March 31, 2001 and 2000, represented approximately 48% and 42%, respectively, of all lease contracts purchased by both TMCC and the Titling Trust. The value of the lease contracts purchased by the Titling Trust in fiscal 2000 and 1999 represented approximately 43% and 41%, respectively, of all lease contracts purchased by both TMCC and the Titling Trust. TMCC holds an undivided trust interest in lease contracts owned by the Titling Trust, and such lease contracts are included in TMCC's lease assets, until such time as the beneficial interests in such contracts are transferred in connection with a securitization transaction.
Substantially all leases owned by the Titling Trust are classified as finance receivables due to certain residual value insurance arrangements in place with respect to such leases, while leases of similar nature originated outside of the Titling Trust are classified as operating leases. The continued acquisition of leases by the Titling Trust has changed the composition of earning assets resulting in an increasing mix of finance receivables relative to operating lease assets due to the classification differences described above. However, beginning June 2001, the purchasing of residual value insurance on lease contracts was terminated. As a result, the future composition of earning assets will change as leases acquired by the Titling Trust will be classified as operating leases.

TMS sponsors special lease and retail programs which subsidize reduced monthly payments on certain Toyota and Lexus new vehicles and Toyota industrial equipment to qualified lease and retail customers. Support amounts received from TMS in connection with these programs approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease and retail installment contract terms. The level of sponsored program activity varies based on TMS marketing strategies, and revenues earned vary based on the mix of Toyota and Lexus vehicles, timing of programs and the level of support provided. Support amounts earned from TMS sponsored special lease and retail contracts totaled $63 million, $61 million, $108 million, $126 million and $142 million for the six months ended March 31, 2001 and 2000, and for fiscal years 2000, 1999 and 1998, respectively.

TMCC's lease contract volume declined during the transition period ended March 31, 2001 as compared to the six months ended March 31, 2000 reflecting lower finance penetration due to changes in lease programs and lower levels of programs sponsored by TMS. TMCC's retail contract volume for the transition period ended March 31, 2001 increased from the six months ended March 31, 2000 primarily due to competitive pricing and the strong sales of Toyota and Lexus vehicles and higher TMS sponsored programs.

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

The increase in used vehicle retail contract volume during the transition period and fiscal 2000 and 1999 reflects a large supply of used vehicles due to the volume of vehicles coming off-lease as well as a shift from leasing to retail financing.

Net Financing Revenue and Other Revenues
----------------------------------------

TMCC's net financing revenues decreased during the transition period ended March 31, 2001 as compared to the six months ended March 31, 2000 primarily due to higher interest expense and losses associated with the adoption of SFAS No. 133 substantially offset by higher financing revenues. TMCC's net financing revenues increased in fiscal 2000 primarily due to lower depreciation expenses and higher retail and wholesale revenues, substantially offset by higher interest expense. The decrease in fiscal 1999 net financing revenues was primarily due to lower leasing revenues, offset by lower interest expense and increased retail and wholesale revenues. TMCC's continued use of the Titling Trust to purchase leases has caused a shift in the composition of earning assets from operating leases to finance receivables, as discussed earlier, and resulted in increased revenues from finance leases and reduced operating lease revenues and depreciation on operating leases. However, due to the termination of residual value insurance on lease contracts beginning in June 2001, operating lease revenue and depreciation on operating leases are expected to increase as leases acquired by the Titling Trust will be classified as operating leases.

Insurance premiums earned and contract revenues remained constant during the transition period as compared to the six months ended March 31, 2000. Insurance premiums earned and contract revenues increased 13% and 9% in fiscal 2000 and 1999, respectively, due to higher underwriting revenues associated with in-force agreements.

The following table summarizes TMCC's investment and other income for the six months ended March 31, 2001 and 2000, and for fiscal years ended September 30, 2000, 1999 and 1998:

                                     Six Months Ended              Years Ended
                                         March 31,                September 30,
                                    -----------------       --------------------------
                                     2001      2000(1)       2000      1999      1998
                                    ------     ------       ------    ------    ------
                                               (Dollars in Millions)
Investment income................     $ 68       $ 22         $ 60      $ 34     $ 32
Servicing fee income.............       20         17           34        39       26
Gains on assets sold.............       42          1            5        15       21
                                    ------     ------       ------    ------   ------
   Investment and other income...     $130       $ 40         $ 99      $ 88     $ 79
                                    ======     ======       ======    ======   ======
(1) Unaudited


The increase in investment and other income from the transition period ended March 31, 2001 to the six months ended March 31, 2000 is primarily due to higher investment income and gains on assets sold. The increase in investment and other income from fiscal 1999 to fiscal 2000 is primarily due to higher investment income, partially offset by lower gains on assets sold and lower servicing fee income. The increase in investment and other income from fiscal 1998 to fiscal 1999 is primarily due to higher servicing fee income, partially offset by lower gains on assets sold.

The increase in investment income during the transition period ended March 31, 2001 as compared to the six months ended March 31, 2000, and during fiscal 2000 as compared to fiscal 1999, reflects higher market interest rates and an increase in TMCC's portfolio of marketable securities due to a higher level of assets retained in connection with recent retail securitizations.

Servicing fee income increased 18% for the six months ended March 31, 2001 compared to the six months ended March 31, 2000 due to the increase in the level of sold retail receivables. Servicing fee income decreased 13% for the fiscal year ended September 30, 2000 due to the reduction in the average balance of sold interests in lease and retail finance receivables as well as the temporary waiver of servicing fee income related to the fiscal 1997 sale of interests in lease finance receivables. Servicing fee income increased 50% for the fiscal year ended September 30, 1999 due to the growth in the combined balance of sold interests in lease finance and sold retail receivables.

Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale, key assumptions used and current financial market conditions. Gains on assets sold increased $41 million during the six months ended March 31, 2001 as compared to the same period in fiscal 2000, primarily due to decreases in market interest rates which result in larger spreads being retained by the Company. Gains on assets sold decreased $10 million and $6 million during the fiscal years 2000 and 1999, respectively. The decreases in gains on assets sold for the fiscal years 2000 and 1999 resulted from increases in market interest rates. Gains on assets sold are further discussed in Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables of the Notes to Consolidated Financial Statements.

TMCC performs a periodic review of the fair market value of assets retained in the sale of retail receivables and interests in lease finance receivables.
The fair market value of these retained assets are impacted by management's expectations as to future losses on vehicle disposition, credit losses and prepayment rates. During the third quarter of fiscal 2000, the Company refined its methodology for forecasting losses on vehicle disposition to better reflect recent and expected loss experience. TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $25 million, $14 million, $74 million and $19 million during the six months ended March 31, 2001 and 2000, and during the years ended September 30, 2000 and 1999, respectively, resulting from an increase in vehicle disposition loss assumptions related to leases originated prior to model year 1999 and terminating fiscal years 2000 through 2004. No impairment losses were recognized during fiscal 1998. Management will continue to perform its periodic assessment of the retained interests, including the adequacy of the assumptions utilized in the valuations. If a change to an assumption is necessary, management will incorporate the change into the valuation in the appropriate period and determine what impact, if any, there is on the overall valuation of the retained interests.

Depreciation on Leases
----------------------
The following table sets forth the items included in TMCC's depreciation on leases for the six months ended March 31, 2001 and 2000, and for the years ended September 30, 2000, 1999 and 1998:

                                      Six Months Ended           Year Ended
                                          March 31,             September 30,
                                      ----------------   --------------------------
                                       2001     2000(1)   2000      1999      1998
                                      ------    ------   ------    ------    ------
                                                  (Dollars in Millions)

  Straight-line depreciation
     on operating leases..............  $612      $644   $1,273    $1,378    $1,501
  Provision for residual value losses.   141       106      202       286       260
  TMS support for certain vehicle
     disposition losses...............     -         -      (35)        -       (80)
                                      ------    ------   ------    ------    ------
  Total depreciation on leases........  $753      $750   $1,440    $1,664    $1,681
                                      ======    ======   ======    ======    ======
(1) Unaudited

Straight-line depreciation expense decreased 5% during the transition period compared to the same period in fiscal 2000, and 8% during both fiscal 2000 and 1999, corresponding with a decline in average operating lease assets. As discussed earlier, the acquisition of leases by the Titling Trust has increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation on operating leases. Due to the termination of residual value insurance on lease contracts beginning in June 2001, operating lease revenue and straight-line depreciation expense are expected to increase as leases acquired by the Titling Trust will be classified as operating leases.

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

Total unguaranteed residual values related to TMCC's vehicle lease portfolio decreased from approximately $7.1 billion at March 31, 2000 to $6.9 billion at March 31, 2001. Total unguaranteed residual values related to TMCC's vehicle lease portfolio increased from approximately $6.5 billion at September 30, 1999 to $7.0 billion at September 30, 2000. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors.

The increase of $36 million in losses at vehicle disposition during the transition period as compared to the six months ended March 31, 2000 reflects higher off-lease vehicle return rates, a larger supply of vehicles coming off-lease as well as higher losses per vehicle. As a result of these factors, the provision for residual value losses was increased. The decrease in the provision for residual value losses in fiscal 2000 reflects reduced losses at vehicle disposition. Losses at vehicle disposition decreased $30 million and $42 million during fiscal 2000 and fiscal 1999, respectively. The decrease in vehicle disposition losses was primarily due to a decrease in the number of vehicles scheduled to terminate resulting from the sale of interests in lease finance receivables during fiscal 1997 and 1998, partially offset by a higher rate of vehicle returns. The Company has taken action to reduce vehicle disposition losses by developing strategies to increase dealer and lessee purchases of off-lease vehicles, expanding marketing of off-lease vehicles through the internet and maximizing proceeds on vehicles sold through auction. In addition, TMCC implemented a new residual value setting policy beginning with model year 1999 Toyota vehicles that separately calculates the residual value applicable to the base vehicle and the residual value applicable to certain specified optional accessories and optional equipment.

The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 54% for the transition period as compared to 52%, 50%, 47% and 40% for the six months ended March 31, 2000 and for fiscal 2000, 1999 and 1998, respectively. TMCC believes that industry-wide record levels of incentives on new vehicles and a large supply of late model off-lease vehicles have put downward pressure on used car prices. In addition, TMCC's increased vehicle return rates reflect the impact of competitive new vehicle pricing for core Toyota and Lexus models. Return rates and losses may also be affected by the amount and types of accessories or installed optional equipment included in leased vehicles. Although vehicle loss rates are typically the result of a combination of factors, to the extent certain types of optional equipment depreciate more quickly than the value of the base vehicle, leased vehicles having a greater portion of their manufacturer's suggested retail price attributable to such optional equipment will experience relatively higher levels of loss. TMCC expects increased losses at vehicle disposition to continue through fiscal 2002 due to the large supply of vehicles coming off-lease.

Under an arrangement with TMS, TMCC received support for vehicle disposition losses in fiscal years 2000 and 1998; no assurance can be provided as to either the level of support or the continuation of the support arrangement in future periods.

TMCC's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 43 months, 41 months, 42 months, 40 months and 40 months at March 31, 2001 and 2000 and for fiscal 2000, 1999 and 1998, respectively.

Interest Expense
----------------

Interest expense increased 22% during the six months ended March 31, 2001 compared with the six months ended March 31, 2000, and 37% in fiscal 2000 compared with fiscal 1999 primarily due to higher average cost of borrowings and an increase in average debt outstanding. Interest expense decreased 5% in fiscal 1999 reflecting lower average cost of borrowings, partially offset by an increase in average debt outstanding. The weighted average cost of borrowings was 6.44%, 6.07%, 6.30%, 5.34% and 5.85% for the six months ended March 31, 2001 and 2000, and for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 22% in the six months ended March 31, 2001 as compared to the six months ended March 31, 2000, and 6% and 16% for fiscal 2000 and 1999, respectively. The increase in the transition period and fiscal 2000 reflects expenses associated with technology-related projects, as well as costs to support TMCC's growing customer base. The increase in fiscal 1999 reflects primarily additional personnel and operating costs required to support TMCC's growing customer base, growth in the Company's insurance operations, as well as costs in connection with technology upgrades and software modifications to address year 2000 issues.


Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC. On October 1, 2000, TMS and TMCC entered into a Shared Services Agreement covering the services provided between each entity after the ownership of TMCC was transferred to TFSA. During the six months ended March 31, 2001 and March 31, 2000, and for fiscal 2000, net charges reimbursed by TMCC to TMS totaled $27 million, $13 million and $25 million, respectively. Net charges to be reimbursed by TMCC to TMS during fiscal 2002 are estimated to range between $45 million and $55 million.

The Credit Support Fee Agreement entered into between TMCC and TFSC provides that TMCC will pay to TFSC a semi-annual fee equal to 0.05% of the weighted average outstanding amount of TMCC's Securities entitled to credit support, as described under Item 1. Credit support fees included in operating and administrative expenses for the six months ended March 31, 2001 were $6 million and expenses for fiscal 2002 are estimated to be $12 million. The Credit Support Fee Agreement is filed as an exhibit in Item 14.

Operating and administrative expenses are also expected to increase during fiscal 2002 through 2003 as a result of the costs incurred in connection with the restructuring of TMCC's field operations. The branch offices of TMCC will be converted to serve only dealer business which includes the purchasing of contracts from dealers, financing inventories, loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements, as well as consulting on finance and insurance operations. The other functions that the branch offices currently cover, such as customer service, collections, lease termination and administrative functions, will be handled by three regional customer service centers. All three regional customer service centers will be established during fiscal 2002 with the conversion of activities expected to be completed in fiscal 2003. Restructuring charges and costs recognized during the six months ended March 31, 2001 were $6 million. Restructuring charges and costs recognized during fiscal 2002 are not expected to exceed $31 million. Additional restructuring charges and costs are expected through fiscal 2003. In addition, TMCC may experience an increase during fiscal 2002 through 2003 in delinquency rates and collections in connection with the restructuring.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses increased 48% during the transition period compared to the six months ended March 31, 2000 and 63% during fiscal 2000 compared to fiscal 1999, reflecting growth in earning assets. The provision for credit losses decreased 35% during fiscal 1999 based on improved credit loss experience, portfolio composition and other factors. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of March 31, 2001.

TMCC recently completed the national launch of an expanded tiered pricing program for both retail and lease vehicle contracts. The objective of the expanded program is to better match customer risk with contract rates charged to allow profitable purchases of a wider range of risk levels. Implementation of these expanded programs is expected to increase contract yields and, as the portfolio matures, increase credit losses in connection with purchases of higher risk contracts.

An analysis of credit losses and the related allowance follows, excluding net losses on receivables sold subject to limited recourse provisions:

                                   Six Months Ended        Years Ended September 30,
                                       March 31,        ------------------------------
                                         2001           2000     1999     1998     1997
                                   ----------------     ----     ----     ----     ----
                                                  (Dollars in Millions)
Allowance for credit losses
   at beginning of period.........       $230           $202     $220     $213     $203
Provision for credit losses.......         89            135       83      127      136
Charge-offs.......................        (75)          (116)    (104)    (120)    (116)
Recoveries........................          9             19       17       17       12
Other Adjustments.................        (26)           (10)     (14)     (17)     (22)
                                         ----           ----     ----     ----     ----
Allowance for credit losses
   at end of period...............       $227           $230     $202     $220     $213
                                         ====           ====     ====     ====     ====

Allowance for credit losses
   as a percent of gross
   earning assets.................        .85%           .87%     .89%    1.02%    1.13%

Net credit losses as a percent
   of average earning assets......        .50%           .39%     .40%     .51%     .55%

Aggregate balances at end of
   period for lease rentals
   and installments 60
   or more days past due..........        $56            $54      $35      $30      $30

Aggregate balances at end of
   period for lease rentals
   and installments 60 or more
   days past due as a percent
   of net investments in operating
   leases and gross receivables
   outstanding....................        .21%           .20%     .15%     .14%     .15%


The decrease in the allowance for credit losses as a percent of gross earning assets from September 2000 to March 2001 primarily reflects significant growth in vehicle wholesale earning assets which historically have experienced minimal credit losses.

Net credit losses as a percent of average earning assets from September 2000 to March 2001 increased due to a slight deterioration in economic conditions.

Derivatives and Hedging Activities
----------------------------------

Effective October 1, 2000 TMCC adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. Additional information concerning the SFAS No. 133 requirements is disclosed in Note 8 - Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements.


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
                                                          =======

In addition to the adoption impact discussed above, for the six months ended March 31, 2001, the Company recognized expense of $23 million (reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income). The net adjustment reflects a $66 million decrease in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps, partially offset by a net gain of $43 million related to the ineffective portion of TMCC's fair-value hedges. The decrease in the fair market value of TMCC's option-based products as well as certain interest rate swaps reflect lower market interest rates. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting, is discussed in Non-Hedging Activities below. For fair value hedging relationships, all components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

TMCC maintains an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations caused by volatility in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes.

Accounting for Derivatives and Hedging Activities
-------------------------------------------------

All derivatives are recognized on the balance sheet at their fair value. Derivative assets and liabilities include interest rate swaps, indexed note swap agreements, cross currency interest rate swap agreements and option-based products. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or a foreign-currency fair-value hedge (a "foreign currency hedge"). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge or foreign currency hedge, along with changes in fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings.

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

The Company formally documents relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives that are designated as fair-value hedges to specific liabilities on the balance sheet. The Company also assesses whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

Fair-Value Hedges
-----------------

The Company enters into interest rate swaps, indexed note swap agreements and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is covered by option-based products. (Refer to non-hedging activities below for a discussion on option-based products.)

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

Derivative instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Credit exposure of derivative instruments is discussed further under Item 7A. - Quantitative and Qualitative Disclosures About Market Risk.

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

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $2.7 billion to $6.2 billion during the transition period, with an average outstanding balance of $4.5 billion.

For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks, which aggregated $3.0 billion at May 31, 2001. No loans were outstanding under any of these bank credit facilities during the transition period. TMCC also maintains, uncommitted, unsecured lines of credit with banks totaling $85 million. At May 31, 2001 TMCC had issued approximately $1 million in letters of credit in connection with these uncommitted, unsecured lines of credit.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided TMCC with significant sources of funding. During the six months ended March 31, 2001, TMCC issued approximately $2.8 billion of domestic and euro MTNs and bonds all of which had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at March 31, 2001 ranged from nine months to eleven years. As of March 31, 2001, TMCC had total MTNs and bonds outstanding of $17.8 billion, of which $8.2 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTNs and other debt securities. At
May 31, 2001, approximately $1.6 billion was available for issuance under this registration statement. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's euro MTN program is $16.0 billion. Approximately $4.9 billion was available for issuance under the euro MTN program as of May 31, 2001. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital markets that are not issued under its MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets as described in Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables to the Consolidated Financial Statements. TMCC maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests, in retail receivables. During the six months ended March 31, 2001, TMCC sold retail receivables totaling $3.1 billion in connection with securities issued under the shelf registration statement. As of May 31, 2001, $1.8 billion remained available for issuance under the registration statement.

The Board of Directors of the Company declared a cash dividend of $4 million payable to TFSA in fiscal 2002. Prior to the dividend, no dividends had been declared or paid. The Company expects that the Board of Directors will declare dividends in the future at least annually.

TMCC's ratio of earnings to fixed charges was 1.10, 1.14, 1.13, 1.24 and 1.25 during the six months ended March 31, 2001 and March 31, 2000 and in the years ended September 30, 2000, 1999, and 1998, respectively. TMCC believes that the decline in the ratio has not affected its ability to maintain liquidity or access to outside funding sources. The decline in the ratio during the transition period was due to several factors including lower interest margin as a result of higher interest expense, the recognition of asset impairment losses, higher provision for credit losses and higher operating and administrative expenses.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation and sale of earning assets, totaling $14.7 billion, $10.3 billion, $23.0 billion, $21.0 billion and $19.1 billion during the transition period and six months ended March 31, 2000, fiscal 2000, 1999 and 1998, respectively, was used to purchase additional investments in operating leases and finance receivables, totaling $15.9 billion, $14.0 billion, $28.2 billion, $23.9 billion and $23.6 billion during the transition period and six months ended March 31, 2000, fiscal 2000, 1999 and 1998, respectively. Investing activities resulted in a net use of cash of $1.5 billion, $3.1 billion, $5.1 billion, $3.3 billion and $4.5 billion in the transition period and six months ended March 31, 2000, fiscal 2000, 1999 and 1998, respectively, as the purchase of additional earning assets exceeded cash provided by the liquidation of earning assets. Net cash provided by operating activities totaled $.7 billion, $1.1 billion, $1.9 billion, $2.3 billion and $2.1 billion in the transition period and six months ended March 31, 2000, fiscal 2000, 1999 and 1998, and net cash provided by financing activities totaled $.9 billion, $2.0 billion, $3.1 billion, $1.1 billion and $2.5 billion, during the transition period and six months ended March 31, 2000, fiscal 2000, 1999 and 1998, respectively. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

Euro Conversion
---------------

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and the euro. The participating countries agreed to adopt the euro as their common legal currency on the date that the euro began trading on currency exchanges and was available for non-cash transactions. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro until January 1, 2002 (the "euro adoption period"). During the euro adoption period, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions and legacy currencies will be withdrawn from circulation, signifying the completion of the euro conversion process.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that the implementation of the expanded tiered pricing program for both retail and lease vehicle contracts is expected to increase contract yields and, as the portfolio matures, increase credit losses in connection with purchases of higher risk contracts; that TMCC may experience an increase in delinquency rates and collections in connection with the restructuring of its field operations; that if energy shortages continue or increase in severity, they may cause or contribute to a general economic downturn in California which, in turn, could have an adverse effect on TMCC's financial condition and results of operations; that the Company considers its employee relations to be good; that the Company expects the Board of Directors to declare dividends in the future at least annually; that due to the termination of residual value insurance on lease contracts, operating lease revenue and depreciation on operating leases are expected to increase; that TMCC expects increased losses at vehicle disposition to continue through fiscal 2002; that operating and administrative expenses are expected to increase as a result of the costs incurred due to the planned restructuring of TMCC's field operations; that TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets; that TMCC believes that the decline in the ratio of earnings to fixed charges has not affected its ability to maintain liquidity or access to outside funding sources; that the Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements; that TMCC does not believe that it will experience significant issues relating to the continuity of TMCC's contracts arising from the introduction of the euro; that the Company plans to continue to consider the euro in future funding strategies and will continue to fund in all markets which are cost-effective; that the adoption of SFAS No. 140 is not expected to have a significant impact on the Company's financial results; and that the Company does not currently anticipate non-performance by any of its counterparties.

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

New Accounting Standards
------------------------

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to have a significant impact on the Company's financial results. SFAS No. 140 disclosure requirements have been disclosed in Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables of the Notes to Consolidated Financial Statements.

In July 2000, the Emerging Issues Task Force reached consensus on Issue
No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Task Force reached a consensus that the holder should recognize the excess of all cash flows attributable to the beneficial interest estimated at the acquisition/transaction date (the "transaction date") over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the holder of the beneficial interest is the transferor, the initial investment would be the allocated carrying amount after application of the relative fair value allocation method required by Statement 140. The Task Force further reached a consensus that the holder of a beneficial interest should continue to update the estimate of cash flows over the life of the beneficial interest. The consensus in this issue should be applied to the accounting for interest income and impairment of beneficial interests in securitization transactions meeting the scope criteria of this issue effective for all fiscal quarters beginning after March 15, 2001. The Company is presently assessing the effect of Issue No. 99-20 on the consolidated financial statements of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


As discussed more fully in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, TMCC uses a variety of interest rate and currency derivative financial instruments to manage interest rate and currency exchange exposures. TMCC does not use these instruments for trading purposes. The total notional amounts of TMCC's derivative financial instruments at March 31, 2001, September 30, 2000 and 1999 were $37.3 billion, $32.0 billion and $26.0 billion, respectively.

Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at March 31, 2001 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at March 31, 2001 was $235 million on an aggregate notional amount of $37.3 billion. Additionally, at March 31, 2001, approximately 95% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not currently anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of March 31, 2001. TMCC has not experienced any counterparty default during the six months ended March 31, 2001 and the three years ended September 30, 2000.

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

The value-at-risk and the average value-at-risk of TMCC's portfolio as of the six months ended March 31, 2001, and for the fiscal year ended September 30, 2000, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:


                                                                Average for the
                                                 As of         Six Months Ending
                                            March 31, 2001       March 31, 2001
                                          ------------------   -------------------
Mean portfolio value.....................   $4,867.0 million      $3,956.0 million
Value-at-risk............................     $108.6 million        $116.0 million
Percentage of the mean portfolio value...        2.2%                  2.9%
Confidence level.........................       95.0%                 95.0%

                                                                Average for the
                                                 As of         Fiscal Year Ending
                                          September 30, 2000   September 30, 2000
                                          ------------------   -------------------
Mean portfolio value.....................   $4,536.0 million      $4,742.0 million
Value-at-risk............................     $129.9 million        $113.5 million
Percentage of the mean portfolio value...        2.9%                  2.4%
Confidence level.........................       95.0%                 95.0%





TMCC's calculated value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of TMCC's portfolio of financial instruments during the year. The increase in the mean portfolio value from September 2000 to March 2001 primarily reflects an increase in floating-rate assets. The decrease in value-at-risk levels from September 2000 to March 2001 primarily reflects higher fixed rate liabilities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                    -------

Report of Independent Accountants................................     32

Consolidated Balance Sheet at March 31, 2001, September 30, 2000
   and 1999......................................................     33

Consolidated Statement of Income for the six months ended
   March 31, 2001 and 2000, and the
   years ended September 30, 2000, 1999 and 1998.................     34

Consolidated Statement of Shareholder's Equity for
   the six months ended March 31, 2001 and
   the years ended September 30, 2000, 1999 and 1998.............     35

Consolidated Statement of Cash Flows for the
   six months ended March 31, 2001 and 2000 and the
   years ended September 30, 2000, 1999 and 1998.................     36

Notes to Consolidated Financial Statements.......................   37-70







All schedules have been omitted because they are not required, not applicable, or the information has been included elsewhere.

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------








To the Board of Directors and Shareholder of Toyota Motor Credit Corporation:




In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries at March 31, 2001, September 30, 2000 and 1999, and the results of their operations and their cash flows for the six months ended March 31, 2001 and for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".



/S/ PRICEWATERHOUSECOOPERS LLP


Los Angeles, California
May 10, 2001

                     TOYOTA MOTOR CREDIT CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in Millions)

                                            March 31,        September 30,
                                           ----------    --------------------
                                              2001         2000         1999
                                           ----------    -------      -------
               ASSETS
               ------

Cash and cash equivalents.................. $   294      $   170      $   180
Investments in marketable securities.......   1,075          871          450
Finance receivables, net...................  19,216       18,168       13,856
Investments in operating leases, net.......   7,409        7,964        8,605
Receivable from Parent and Affiliate.......       -            -          717
Derivative assets..........................     379            -            -
Other receivables..........................     311          468          366
Deferred charges...........................     117          133          131
Other assets...............................     334          262          242
Income taxes receivable....................      79            -           31
                                            -------      -------      -------

      Total Assets......................... $29,214      $28,036      $24,578
                                            =======      =======      =======

   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable.................... $22,194      $21,098      $18,565
Accrued interest...........................     151          195          161
Derivative liabilities.....................   1,414            -            -
Accounts payable and accrued expenses......     635        1,943        1,096
Deposits...................................     139          160          201
Income taxes payable.......................       -            3            -
Deferred income............................     699          681          636
Deferred income taxes......................   1,468        1,483        1,554
                                            -------      -------      -------
      Total Liabilities....................  26,700       25,563       22,213
                                            -------      -------      -------
Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 91,500 in 2001,
      2000 and 1999).......................     915          915          915
   Retained earnings.......................   1,581        1,539        1,435
   Accumulated other comprehensive income..      18           19           15
                                            -------      -------      -------
      Total Shareholder's Equity...........   2,514        2,473        2,365
                                            -------      -------      -------
         Total Liabilities and
         Shareholder's Equity.............. $29,214      $28,036      $24,578
                                            =======      =======      =======

See Accompanying Notes to Consolidated Financial Statements.

                        TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Millions)

                                             Six Months
                                           Ended March 31,   Years ended September 30,
                                           ---------------   -------------------------
                                            2001    2000(1)   2000      1999     1998
                                           ------   ------   ------    ------   ------
Financing Revenues:

   Leasing.................................$1,246   $1,182   $2,402    $2,397   $2,595
   Retail financing........................   390      366      768       645      531
   Wholesale and other dealer financing....   124       79      182       123      114
                                           ------   ------   ------    ------   ------

Total financing revenues................... 1,760    1,627    3,352     3,165    3,240

   Depreciation on leases..................   753      750    1,440     1,664    1,681
   Interest expense........................   726      594    1,289       940      994
   SFAS 133 fair value adjustments.........    23        -        -         -        -
                                           ------   ------   ------    ------   ------
Net financing revenues.....................   258      283      623       561      565

Insurance premiums earned and contract
   revenues................................    68       68      138       122      112

Investment and other income................   130       40       99        88       79

Loss on asset impairment...................    25       14       74        19        -
                                           ------   ------   ------    ------   ------
Net financing revenues and other revenues..   431      377      786       752      756
                                           ------   ------   ------    ------   ------
Expenses:

   Operating and administrative............   236      193      400       376      323
   Provision for credit losses.............    89       60      135        83      127
   Insurance losses and loss adjustment
      expenses.............................    35       38       81        63       55
                                           ------   ------   ------    ------   ------

Total expenses.............................   360      291      616       522      505
                                           ------   ------   ------    ------   ------

Income before equity in net loss of
   Subsidiary, income taxes and
   cumulative effect of change
   in accounting principle.................    71       86      170       230      251

Equity in net loss of subsidiary...........     -        -        1         -        -
Provision for income taxes.................    27       29       65        98      107
                                           ------   ------   ------    ------   ------

Income before cumulative effect of
   change in accounting principle..........    44       57      104       132      144

Cumulative effect of change in accounting
   principle, net of tax benefits..........    (2)       -        -         -        -
                                           ------   ------   ------    ------   ------

Net Income.................................$   42   $   57   $  104    $  132   $  144
                                           ======   ======   ======    ======   ======

(1) Unaudited.






See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                         Accumulated
                                                           Other
                                    Capital  Retained  Comprehensive
                                     Stock   Earnings      Income       Total
                                    -------  --------    ----------    -------

Balance at September 30, 1998....   $   915  $  1,303    $       13    $ 2,231
                                    -------  --------    ----------    -------

Net income in 1999...............         -       132             -        132

Change in net unrealized gains
   on available-for-sale
   marketable securities, net
   of tax........................         -         -             2          2
                                    -------  --------    ----------    -------
Total                                     -       132             2        134
                                    -------  --------    ----------    -------

Balance at September 30, 1999....       915     1,435            15      2,365
                                    -------  --------    ----------    -------

Net income in 2000...............         -       104             -        104

Change in net unrealized gains
   on available-for-sale
   marketable securities, net
   of tax........................         -         -             4          4
                                    -------  --------    ----------    -------
Total                                     -       104             4        108
                                    -------  --------    ----------    -------

Balance at September 30, 2000....       915     1,539            19      2,473


Net income for the six months
   ended March 31, 2001..........         -        42             -         42

Change in net unrealized gains
   on available-for-sale
   marketable securities, net
   of tax........................         -         -            (1)        (1)
                                    -------  --------    ----------    -------
Total                                     -        42            (1)        41
                                    -------  --------    ----------    -------

Balance at March 31, 2001........   $   915  $  1,581    $       18    $ 2,514
                                    =======  ========    ==========    =======




See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Dollars in Millions)

                                                     Six Months Ended          Years ended
                                                         March 31,            September 30,
                                                     -----------------   ----------------------
                                                       2001    2000(1)   2000     1999     1998
                                                      ------   ------   ------   ------   ------
Cash flows from operating activities:

   Net income.........................................$   42   $   57   $  104   $  132   $  144
                                                      ------   ------   ------   ------   ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Cumulative effect of change in
          Accounting principles, net..................     2        -        -        -        -
        Fair value adjustments of SFAS 133 derivatives    23        -        -        -        -
        Depreciation and amortization.................   789      800    1,557    1,711    1,826
        Provision for credit losses...................    89       60      135       83      127
        Gain from sale of finance receivables, net....   (42)      (1)      (5)     (15)     (21)
        (Gain) loss from sale of marketable
          securities, net.............................    (6)       1       (8)      (1)      (5)
        Loss on asset impairment......................    25       14       74       19        -
        (Increase) decrease in other assets...........  (219)     142      (58)     125     (471)
        (Decrease) increase in accrued interest.......   (44)      15       34      (15)     (37)
        (Decrease) increase in deferred income taxes..   (15)    (124)     (68)     173      420
        Increase in other liabilities.................   104      123      165       42      139
                                                      ------   ------   ------   ------   ------
   Total adjustments..................................   706    1,030    1,826    2,122    1,978
                                                      ------   ------   ------   ------   ------
Net cash provided by operating activities.............   748    1,087    1,930    2,254    2,122
                                                      ------   ------   ------   ------   ------

Cash flows from investing activities:

   Addition to investments in marketable
      securities......................................(1,582)    (371)  (1,409)    (705)    (996)
   Disposition of investments in marketable
      securities...................................... 1,378      376      985      694      906
   Purchase of finance receivables...................(14,587) (12,334) (25,161) (20,309) (19,034)
   Liquidation of finance receivables.................10,568    9,132   19,238   15,802   14,003
   Proceeds from sale of finance receivables.......... 2,910       27    1,476    2,042    1,830
   Addition to investments in operating leases........(1,352)  (1,637)  (3,085)  (3,577)  (4,552)
   Disposition of investments in operating leases..... 1,177    1,119    2,262    3,137    3,303
   Decrease (increase) in receivable from Affiliate...     -      590      644     (396)    (143)
                                                      ------   ------   ------   ------   ------

Net cash used in investing activities.................(1,488)  (3,098)  (5,050)  (3,312)  (4,683)
                                                      ------   ------   ------   ------   ------
Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.. 4,172    3,599    6,783    6,634    6,039
   Payments on notes and loans payable................(4,220)  (3,189)  (5,582)  (4,985)  (4,250)
   Net increase (decrease) in commercial paper,
      with original maturities less than 90 days......   912    1,580    1,909     (567)     751
                                                      ------   ------   ------   ------   ------

Net cash provided by financing activities.............   864    1,990    3,110    1,082    2,540
                                                      ------   ------   ------   ------   ------

Net increase (decrease) in cash and cash equivalents..   124      (21)     (10)      24      (21)

Cash and cash equivalents at the beginning
   of the period......................................   170      180      180      156      177
                                                      ------   ------   ------   ------   ------

Cash and cash equivalents at the end of the
   period.............................................$  294   $  159   $  170   $  180   $  156
                                                      ======   ======   ======   ======   ======
Supplemental disclosures:

   Interest paid......................................  $750     $568   $1,240     $979     $995
   Income taxes paid..................................  $121      $16      $22      $17       $6

(1) Unaudited.



See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Nature of Operations
-----------------------------

Toyota Motor Credit Corporation ("TMCC") provides retail and wholesale financing, retail leasing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii) and the Commonwealth of Puerto Rico. As of March 31, 2001, TMCC was a wholly-owned subsidiary of Toyota Financial Services Americas Corporation ("TFSA" or the "Parent"), a holding company owned 100% by Toyota Financial Services Corporation ("TFSC"). TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation ("TMC"). TFSC was incorporated in July 2000 and its corporation headquarters is located in Nagoya, Japan. The purpose of TFSC is to control and manage Toyota's finance operations worldwide.

TMCC has five wholly-owned subsidiaries, Toyota Motor Insurance Services, Inc. ("TMIS"), Toyota Motor Credit Receivables Corporation ("TMCRC"), Toyota Auto Finance Receivables LLC ("TAFR"), Toyota Leasing, Inc. ("TLI") and Toyota Credit de Puerto Rico Corporation ("TCPR"). TMCC and its wholly-owned subsidiaries are collectively referred to as the "Company". TMIS provides certain insurance services along with certain insurance and contractual coverages in connection with the sale and lease of vehicles. In addition, the insurance subsidiaries insure and reinsure certain Toyota Motor Sales, USA, Inc. ("TMS") and TMCC risks. TMCRC, a limited purpose subsidiary, operates primarily to acquire retail finance receivables from TMCC for the purpose of securitizing such receivables. TAFR, a limited purpose subsidiary, was formed in December 2000 primarily to also acquire retail finance receivables from TMCC for the purpose of securitizing such receivables. TLI, a limited purpose subsidiary, operates primarily to acquire lease finance receivables from TMCC for the purpose of securitizing such leases. TCPR provides retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle dealers and their customers in Puerto Rico.

Toyota Credit Argentina S.A. ("TCA") provides retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. TMCC owns a 33% interest in TCA. TMCC's investment in TCA is accounted for using the equity method. Banco Toyota do Brasil ("BTB") provides retail and lease financing to authorized Toyota vehicle dealers and their customers in Brazil. BTB is owned 15% by TMCC. TMCC's investment in BTB is accounted for using the cost method. The remaining interests in TCA and BTB are owned by TFSC, the ultimate parent of TMCC.

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

      Change in Fiscal Year
      ---------------------

On June 6, 2000, the Executive Committee of the Board of Directors of TMCC approved a change in TMCC's year-end from September 30 to March 31. The six-month transition period from October 1, 2000 through March 31, 2001 precedes the start of the new fiscal year and is represented in this Form 10-K Transition Report. The unaudited financial information for the six months ended March 31, 2000 is presented for comparative purposes.

      Geographic Concentration
      ------------------------

California is currently experiencing shortages of electrical power and other energy sources. This condition has resulted in periodic rolling black-outs in portions of the state. If energy shortages continue or increase in severity, they may cause or contribute to a general economic downturn in California which, in turn, could ultimately have an adverse effect on TMCC's financial condition and results of operations.

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

      Allowance for Credit Losses
      ---------------------------

Allowances for credit losses are evaluated periodically, considering historical and expected loss experience and other factors, and are maintained in amounts considered by management to be appropriate in relation to receivables outstanding and expected future loss experience. Losses are charged to the allowance for credit losses when it has been determined that collateral cannot be recovered and any shortfall between proceeds received and the carrying cost of repossessed collateral is charged to the allowance. Recoveries are credited to the allowance for credit losses.

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

      Deferred Charges
      ----------------

Deferred charges consist primarily of underwriters' commissions and other debt issuance costs which are amortized to interest expense over the life of the related instruments on a straight-line basis, which is not materially different from the effective interest method.

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

      Derivative Financial Instruments (Continued)
      --------------------------------

On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or a foreign-currency fair-value hedge (a "foreign currency hedge"). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge or foreign currency hedge, along with changes in fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings.

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

The Company formally documents relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives that are designated as fair-value hedges to specific liabilities on the balance sheet. The Company also assesses whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

The Company files a consolidated federal income tax return with its subsidiaries. The Company files separate or consolidated/combined state income tax returns with Toyota Motor North America ("TMA") or other subsidiaries of TMCC. Federal and state income tax expense is generally recognized as if the Company filed its tax returns on a stand-alone basis. In those states where TMCC joins in the filing of consolidated or combined income tax returns, TMCC is allocated its share of the total income tax expense based on combined allocation apportionment factors and separate company income or loss. Based on an informal tax sharing agreement with TMA and subsidiaries of the Company, TMCC pays for its share of the consolidated or combined income tax expense and is reimbursed for the benefit of any of its tax basis losses utilized in the consolidated or combined income tax returns.

Prior to the transfer of ownership of TMCC from TMS to TFSC on October 1, 2000, the Company joined with TMS in filing consolidated federal income tax returns and combined or consolidated income tax returns in certain states.


      Asset-Backed Securitization Transactions
      ----------------------------------------

TMCC periodically sells retail receivables and interests in lease finance receivables through limited purpose subsidiaries. Retail receivables are sold through TMCRC and TAFR and interests in lease finance receivables are sold through TLI. TMCC retains servicing rights for sold assets and receives a servicing fee which is recognized over the remaining term of the related sold retail receivables or interests in lease finance receivables. TMCRC, TAFR and TLI retain subordinated interests in the excess cash flows of these transactions, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. The Company's retained interests in such receivables are included in investments in marketable securities and are classified as available for sale.

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


      New Accounting Standards
      ------------------------

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 is not expected to have a significant impact on the Company's financial results. SFAS No. 140 disclosure requirements effective for fiscal years ending after December 15,2000 have been disclosed in Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables of the Notes to Consolidated Financial Statements.

In July 2000, the Emerging Issues Task Force reached consensus on Issue
No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Task Force reached a consensus that the holder should recognize the excess of all cash flows attributable to the beneficial interest estimated at the acquisition/transaction date (the "transaction date") over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the holder of the beneficial interest is the transferor, the initial investment would be the allocated carrying amount after application of the relative fair value allocation method required by Statement 140. The Task Force further reached a consensus that the holder of a beneficial interest should continue to update the estimate of cash flows over the life of the beneficial interest. The consensus in this issue should be applied to the accounting for interest income and impairment of beneficial interests in securitization transactions meeting the scope criteria of this issue effective for all fiscal quarters beginning after March 15, 2001. The Company is presently assessing the effect of Issue No. 99-20 on the consolidated financial statements of the Company.


      Reclassifications
      -----------------

Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

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

The estimated fair value and amortized cost of investments in marketable securities are as follows:

                                                        March 31, 2001
                                          ------------------------------------------
                                                                Gross       Gross
                                                    Fair     Unrealized   Unrealized
                                           Cost     Value       Gains       Losses
                                          ------   ------    ----------   ----------
                                                       (Dollars in Millions)
Available-for-sale securities:
   Asset-backed securities.............   $  823   $  845          $ 23        $ (1)
   Corporate debt securities...........       99      100             2          (1)
   Equity securities...................       80       86             9          (3)
   U.S. debt securities................       36       37             1           -
                                          ------   ------          ----        -----
Total available-for-sale securities....   $1,038   $1,068          $ 35        $ (5)
                                                                   ====        =====
Held-to-maturity securities:
   U.S. debt securities................        7        7
                                          ------   ------
Total marketable securities............   $1,045   $1,075
                                          ======   ======

                                                        September 30, 2000
                                            ----------------------------------------
                                                                Gross       Gross
                                                    Fair     Unrealized   Unrealized
                                            Cost    Value       Gains       Losses
                                            ----    -----    ----------   ----------
                                                       (Dollars in Millions)
Available-for-sale securities:
   Asset-backed securities.............     $620     $631          $ 22        $(11)
   Corporate debt securities...........      102      101             1          (2)
   Equity securities...................       71       92            22          (1)
   U.S. debt securities................       40       40             -           -
                                            ----    -----          ----        -----
Total available-for-sale securities....     $833     $864          $ 45        $(14)
                                                                   ====        =====
Held-to-maturity securities:
   U.S. debt securities................        7        7
                                            ----    -----
Total marketable securities............     $840     $871
                                            ====    =====

                         TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments in Marketable Securities (Continued)
---------------------------------------------


                                                        September 30, 1999
                                            ----------------------------------------
                                                                Gross       Gross
                                                    Fair     Unrealized   Unrealized
                                            Cost    Value       Gains       Losses
                                            ----    -----    ----------   ----------
                                                       (Dollars in Millions)
Available-for-sale securities:
   Asset-backed securities.............     $220     $229          $ 17        $ (8)
   Corporate debt securities...........       90       87             -          (3)
   Equity securities...................       68       87            20          (1)
   U.S. debt securities................       33       33             -           -
                                            ----    -----          ----        -----
Total available-for-sale securities....     $411     $436          $ 37        $(12)
                                                                   ====        =====
Held-to-maturity securities:
   U.S. debt securities................       14       14
                                            ----    -----
Total marketable securities............     $425     $450
                                            ====    =====


The contractual maturities of investments in marketable securities at March 31, 2001 are as follows:

                                       Available-for-Sale    Held-to-Maturity
                                          Securities            Securities
                                     --------------------    ----------------
                                                    Fair                Fair
                                      Cost          Value    Cost       Value
                                     ------        ------    ----       -----
                                                  (Dollars in Millions)
Within one year......................$  347        $  348    $  6        $  6
After one year through five years....   458           477       1           1
After five years through ten years...    68            70       -           -
After ten years......................    85            87       -           -
Equity securities....................    80            86       -           -
                                     ------        ------    ----       -----
   Total.............................$1,038        $1,068    $  7        $  7
                                     ======        ======    ====       =====

The proceeds from sales of available-for-sale securities were $287 million, $740 million and $562 million for the six months ended March 31, 2001, and the years ended September 30, 2000 and 1999, respectively. Realized gains on sales of available-for-sale securities were $7 million, $13 million and $6 million for the six months ended March 31, 2001 and the years ended September 30, 2000 and 1999, respectively. Realized losses on sales of available-for-sale securities were $1 million, $5 million and $5 million for the six months ended March 31, 2001 and the years ended September 30, 2000 and 1999, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                               March 31,          September 30,
                                              ----------     ---------------------
                                                 2001          2000          1999
                                              ----------     -------       -------
                                                       (Dollars in Millions)
      Retail...............................    $ 9,370       $10,630       $ 9,267
      Finance leases.......................      7,871         6,742         4,065
      Wholesale and other dealer loans.....      3,619         2,325         1,549
                                               -------       -------       -------
                                                20,860        19,697        14,881
      Unearned income......................     (1,476)       (1,361)         (888)
      Allowance for credit losses..........       (168)         (168)         (137)
                                               -------       -------       -------
         Finance receivables, net..........    $19,216       $18,168       $13,856
                                               =======       =======       =======

Contractual maturities are as follows:

       Due in the                                    Wholesale
      Years Ending                                   and Other
        March 31,                    Retail         Dealer Loans
      -------------                  -------        ------------
                                        (Dollars in Millions)
      2002..................         $ 2,780             $ 2,959
      2003..................           2,425                 295
      2004..................           1,987                  80
      2005..................           1,336                 131
      2006..................             672                  83
      Thereafter............             170                  71
                                     -------              ------
         Total..............         $ 9,370              $3,619
                                     =======              ======

Finance leases, net consisted of the following:

                                                     March 31,       September 30,
                                                     ---------    ------------------
                                                       2001        2000        1999
                                                     ---------    ------      ------
                                                           (Dollars in Millions)
      Minimum lease payments..................        $6,339      $5,433      $3,242
      Estimated unguaranteed residual values..         1,532       1,309         823
                                                      ------      ------      ------
         Finance leases.......................         7,871       6,742       4,065
      Unearned income.........................        (1,277)     (1,092)       (627)
      Allowance for credit losses.............           (70)        (67)        (46)
                                                      ------      ------      ------
         Finance leases, net..................        $6,524      $5,583      $3,392
                                                      ======      ======      ======

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Finance Receivables (Continued)
----------------------------

The aggregate balances related to finance receivables 60 or more days past due totaled $29 million, $32 million and $20 million at March 31, 2001, September 30, 2000 and 1999, respectively. Future minimum finance lease payments for each of the five succeeding years ending March 31, are: 2002 - $1,783 million; 2003 - $1,695 million; 2004 - $1,486 million; 2005 - $964 million and 2006 - $411 million. A substantial portion of TMCC's finance receivables have historically been repaid prior to contractual maturity dates; contractual maturities and future minimum lease payments as shown above should not be considered as necessarily indicative of future cash collections. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.


Note 5 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                                March 31,         September 30,
                                               ----------    ---------------------
                                                  2001         2000          1999
                                               ----------    -------       -------
                                                       (Dollars in Millions)
      Vehicles................................. $ 8,891      $ 9,553       $10,246
      Equipment and other......................     689          646           548
                                                -------      -------       -------
                                                  9,580       10,199        10,794
      Accumulated depreciation.................  (2,112)      (2,173)       (2,124)
      Allowance for credit losses..............     (59)         (62)          (65)
                                                -------      -------       -------
         Investments in operating leases, net.. $ 7,409      $ 7,964       $ 8,605
                                                =======      =======       =======

Rental income from operating leases was $971 million, $2,013 million and $2,185 million for the six months ended March 31, 2001 and the years ended September 30, 2000 and 1999, respectively. Future minimum rentals on operating leases for each of the five succeeding years ending March 31, are: 2002 - $1,426 million; 2003 - $936 million; 2004 - $436 million; 2005 - $100 million;
2006 - $8 million and thereafter - $1 million. A substantial portion of TMCC's operating lease contracts have historically been terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Allowance for Credit Losses
------------------------------------

An analysis of the allowance for credit losses follows:

                                          Six Months Ended        Years Ended
                                              March 31,          September 30,
                                          ----------------    ------------------
                                                2001          2000          1999
                                          ----------------    ----          ----
                                                      (Dollars in Millions)
     Allowance for credit losses
        at beginning of period...........       $230          $202          $220
     Provision for credit losses.........         89           135            83
     Charge-offs.........................        (75)         (116)         (104)
     Recoveries..........................          9            19            17
     Other adjustments...................        (26)          (10)          (14)
                                                ----          ----          ----

     Allowance for credit losses
        at end of period.................       $227          $230          $202
                                                ====          ====          ====


Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables
------------------------------------------------------------------------------

TMCC maintains programs to sell retail receivables and interests in lease finance receivables through the limited purpose subsidiaries TMCRC, TAFR and TLI. TMCC services securitized receivables and is paid a servicing fee of 1% of the total principal balance of the receivables for both retail and lease securitizations. In a subordinated capacity, the limited purpose subsidiaries retain excess servicing cash flows, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of TMCC. Investors in these securitizations have recourse to the interest only strips, restricted cash held by the securitization trusts, and any subordinated retained interest. Investors do not have recourse to other assets held by TMCC for failure of debtors to pay when due.

Following is a summary of amounts included in investment in marketable securities and other receivables:

                                                 March 31,        September 30,
                                                ----------      ----------------
                                                   2001         2000        1999
                                                ----------      ----        ----
                                                       (Dollars in Millions)
         Interest in trusts..................      $527         $404        $ 54
         Interest only strips................       129           57          54
                                                   ----         ----        ----
             Total...........................      $656         $461        $108
                                                   ====         ====        ====

        Other Receivables....................      $171         $166        $108
                                                   ====         ====        ====


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables
------------------------------------------------------------------------------
        (Continued)

During the six months ended March 31, 2001, TMCC sold retail finance receivables totaling approximately $3.1 billion. The Company sold its finance receivables to TMCRC which in turn sold them to specific trusts. The pretax gain resulting from the sale of retail receivables and interests in lease finance receivables totaled approximately $46 million, $5 million, $8 million and $15 million for the six months ended March 31, 2001 and for the years ended September 30, 2000, 1999 and 1998, respectively, after providing an allowance for estimated credit and residual value losses. The pretax gain of $46 million for the six months ended March 31, 2001 included a $2.5 million loss on the termination of interest rate swaps issued in conjunction with these transactions. There were no sales of retail receivables and interests in lease finance receivables for the six months ended March 31, 2000. Gains on sales of receivables sold are reported in the accompanying Consolidated Statement of Income under investment and other income. The gain on sale recorded depends on the carrying amount of the assets at the time of the sale. The carrying amount is allocated between the assets sold and the retained interests based on their relative fair values at the date of the sale. The fair value of retained interests was estimated by discounting expected cash flows using management's best estimates of key assumptions.

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization for securitizations completed during the six months ended March 31, 2001 were as follows:


                                                             Six Months ended
                                                                 March 31,
                                                             ----------------

Collateral prepayment speed.......................       1.5% ABS
Weighted average life (in years)..................     1.39 - 1.58
Collateral expected credit losses (per annum).....    0.50% - 0.55%
Discount rate used on residual cash flows.........      10% - 12%
Discount rate used on the subordinated traunch....     7.6% - 8%


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables
------------------------------------------------------------------------------
        (Continued)

For the six months ended March 31, 2001, the following table summarizes certain cash flows received from and paid to the securitization trusts:


                                                      Six Months ended
                                                       March 31, 2001
                                                 -------------------------
                                                   Lease          Retail
                                                ---------      ----------
                                                  (Dollars in Millions)

Proceeds from new securitizations..........           n/a       $ 2,909.9
Servicing fees received....................     $     8.4       $    17.8
Excess interest received from
   interest only strips....................     $     3.5       $    42.9
Repurchases of delinquent receivables......     $    (5.1)      $       -
Reimbursement of servicer advances.........     $     4.5       $     7.0
Maturity advances (1)......................     $   (30.0)            n/a
Reimbursements of maturity advances.(1)....     $   131.4             n/a

(1) Maturity advances represent the difference between the aggregate amount of principal collected and available to pay principal of the Certificates, and the outstanding balance of the Certificates due on targeted maturity dates.
The Company was reimbursed for prior and current period maturity advances from principal collections in subsequent months.



During the six months ended March 31, 2001 and fiscal 2000, servicing fee assets in the amounts of $17 million and $9 million, were recorded in conjunction with retail loan securitizations executed. The amortized balance of servicing fee assets at March 31, 2001 and September 30, 2000, totaled approximately $18 million and $7 million. During fiscal 1999, there were no loan securitizations executed that would require a servicing fee asset to be recorded.

The outstanding balance of retail finance receivables sold through securitizations which TMCC continues to service totaled $4.1 billion, $1.9 billion and $1.0 billion at March 31, 2001 and September 30, 2000 and 1999, respectively. The outstanding balance of interests in lease finance receivables sold through securitizations which TMCC continues to service totaled $1.1 billion, $1.9 billion and $3.1 billion at March 31, 2001 and September 30, 2000 and September 30, 1999, respectively.

TMCC recorded an adjustment to other receivables totaling $25 million, $74 million, and $19 million for the six months ended March 31, 2001 and for the years ended September 30, 2000 and 1999, respectively. No impairment losses were recognized during fiscal 1998. These impairments were recognized when the future undiscounted cash flows of the assets were estimated to be insufficient to recover the related carrying values resulting from higher return rates and an increase in vehicle disposition loss assumptions.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables
------------------------------------------------------------------------------
        (Continued)

The Company evaluates the key economic assumptions used in the initial valuation of the retained assets and performs subsequent review of those assumptions on a quarterly basis. The assumptions reviewed include prepayment speed, loss severity, and discount rate. The retained assets are not considered to have a readily available market value. TMCC records its retained assets at fair value estimated using discounted cash flow analysis. Unrealized gains, net of income taxes, related to the retained assets are included in comprehensive income. If management deems the excess between the carrying value and the fair value to be unrecoverable, the asset is written down through earnings.

Historical and delinquency amounts for all vehicle receivables owned and securitized for the six months ended March 31, 2001:

                                                      Six Months ended
                                                       March 31, 2001
                                                 ---------------------------
                                                    Lease          Retail
                                                ----------      ----------
                                                    (Dollars in Millions)

Principal amount outstanding................    $ 14,559.2      $ 13,108.0
Contracts outstanding.......................       702,952         993,790
Delinquent contracts over 60 days...........         1,470           2,578
Credit Losses (net of recoveries)...........    $     43.6      $     34.1
Residual value losses.......................    $    193.9             n/a

Comprised of:
Receivables held in portfolio...............    $ 13,426.1      $  9,034.5
Receivables securitized.....................    $  1,133.1      $  4,073.5



Cumulative static pool losses over the life of the securitizations are calculated by taking the actual losses (life to date) and expected losses and dividing them by the original balance of each pool of assets. Actual and expected static pool credit losses for the retail loan securitizations were
 .21% and .52% respectively as of March 31, 2001. Actual and expected static pool credit losses for the lease securitizations were 1.64% and .12% respectively as of March 31, 2001. Actual and expected residual value losses for the lease securitizations were 3.75% and 2.72% as of March 31,2001.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Retail Receivables and Interests in Lease Finance Receivables
------------------------------------------------------------------------------
        (Continued)


At March 31, 2001, the key economic assumptions and the sensitivity of the current fair value of the residual cash flows to an immediate 10 and 20 percent adverse change in those economic assumptions are presented below.


                                                              Lease          Retail
                                                         ------------   -------------
                                                             (Dollars in Millions)

Balance Sheet Carrying amount/fair value
   of retained interests.............................      $   168.9      $   305.1

Prepayment speed assumption..........................    .8%-1.5% ABS   1.5%-1.6% ABS
   Impact on fair value of 10% adverse change........      $     (.8)     $    (8.3)
   Impact on fair value of 20% adverse change........      $    (1.5)     $   (17.4)

Residual cash flows discount rate (annual rate)......           12.0%       7.6%-12.0%
   Impact on fair value of 10% adverse change........      $    (1.1)     $    (5.1)
   Impact on fair value of 20% adverse change........      $    (2.2)     $   (10.2)

Expected credit losses (annual rate).................       .50%-.90%      .50%-.60%
   Impact on fair value of 10% adverse change........      $     (.3)     $    (2.8)
   Impact on fair value of 20% adverse change........      $     (.5)     $    (5.7)

Expected residual value losses (% of RV).............       4.9%-7.6%           n/a
   Impact on fair value of 10% adverse change........      $    (6.2)           n/a
   Impact on fair value of 20% adverse change........      $   (12.4)           n/a


These hypothetical scenarios do not reflect expected market conditions and should not be used as a prediction of future performance. As the figures indicate, changes in the fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Actual cashflows may drastically differ from the above analysis.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Derivatives and Hedging Activities
-------------------------------------------

Effective October 1, 2000 TMCC adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Derivative assets and liabilities include interest rate swaps, indexed note swap agreements, cross currency interest rate swap agreements and option-based products. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.


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
                                                          =======

In addition to the adoption impact discussed above, for the six months ended March 31, 2001, the Company recognized expense of $23 million (reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income). The net adjustment reflects a $66 million decrease in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps, partially offset by a net gain of $43 million related to the ineffective portion of TMCC's fair-value hedges. The decrease in the fair market value of TMCC's option-based products as well as certain interest rate swaps are due to lower market interest rates. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting, is discussed in Non-Hedging Activities below. For fair value hedging relationships, all components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Derivatives and Hedging Activities (Continued)
-------------------------------------------

TMCC maintains an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations caused by volatility in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes.

A reconciliation of the activity of TMCC's derivative financial instruments for the six months ended March 31, 2001 and the years ended September 30, 2000 and 1999 is as follows:



                                  Cross
                                 Currency
                                 Interest             Interest                                  Indexed
                                 Rate Swap            Rate Swap          Option-based          Note Swap
                                Agreements           Agreements            Products            Agreements
                             ----------------     ----------------     ----------------     ----------------
                             2001  2000  1999     2001  2000  1999     2001  2000  1999     2001  2000  1999
                             ----  ----  ----     ----  ----  ----     ----  ----  ----     ----  ----  ----
                                                          (Dollars in Billions)
Beginning Notional Amount... $8.4  $8.8  $9.0    $10.5  $9.0  $7.3    $11.7  $6.9  $6.3     $1.4  $1.3  $0.8

Add:
   New agreements...........  0.5   2.1   0.5      8.5  14.8   4.7      1.6   7.4   2.7      0.1   0.3   0.8

Less:
   Terminated agreements....    -     -     -        -   1.5     -        -     -     -        -     -     -
   Expired agreements.......  0.6   2.5   0.7      2.1  11.8   3.0      1.8   2.6   2.1      0.9   0.2   0.3
                             ----  ----  ----     ----  ----  ----     ----  ----  ----     ----  ----  ----
Ending Notional Amount...... $8.3  $8.4  $8.8    $16.9 $10.5  $9.0    $11.5 $11.7  $6.9     $0.6  $1.4  $1.3
                             ====  ====  ====     ====  ====  ====     ====  ====  ====     ====  ====  ====


Fair-Value Hedges
-----------------

The Company enters into interest rate swaps, indexed note swap agreements and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is covered by option-based products. (Refer to non-hedging activities below for a discussion on option-based products.)

TMCC uses interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. The original maturities of interest rate swap agreements ranged from one to ten years at March 31, 2001.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Derivatives and Hedging Activities (Continued)
-------------------------------------------

The aggregate notional amounts of interest rate swap agreements outstanding at March 31, 2001 and September 30, 2000 and 1999 were as follows:

                                                       March 31,         September 30,
                                                      ----------      -----------------
                                                         2001          2000        1999
                                                        -----         -----       -----
                                                              (Dollars in Billions)

     Floating rate swaps............................    $10.2         $ 9.0       $ 8.3

     Fixed rate swaps...............................      5.3           1.2         0.1

     Basis swaps....................................      1.4           0.3         0.6
                                                        -----         -----       -----

         Total interest rate swap agreements........    $16.9         $10.5       $ 9.0
                                                        =====         =====       =====


TMCC uses indexed note swap agreements in managing its exposure in connection with debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying instruments. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities. At March 31, 2001, TMCC was the counterparty to $0.6 billion of indexed note swap agreements, of which $0.3 billion was denominated in foreign currencies and $0.3 billion was denominated in U.S. dollars. At September 30, 2000, TMCC was the counterparty to $1.4 billion of indexed note swap agreements, of which $0.4 billion was denominated in foreign currencies and $1.0 billion was denominated in U.S. dollars. At September 30, 1999, TMCC was the counterparty to $1.3 billion of indexed note swap agreements, of which $0.4 billion was denominated in foreign currencies and $0.9 billion was denominated in U.S. dollars. The original maturities of indexed note swap agreements ranged from four to ten years at March 31, 2001.

TMCC uses cross currency interest rate swap agreements to entirely hedge exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executed cross currency interest rate swap agreements which involve the exchange of foreign currency principal and interest obligations for U.S. dollar obligations at agreed-upon currency exchange and interest rates. The aggregate notional amounts of cross currency interest rate swap agreements at March 31, 2001 and September 30, 2000 and 1999 were $8.3 billion, $8.4 billion and $8.8 billion, respectively. The original maturities of cross currency interest rate swap agreements ranged from three to nine years at March 31, 2001.

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

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Derivatives and Hedging Activities (Continued)
-------------------------------------------

Non-Hedging Activities
----------------------

Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements and, to a lesser extent, corridor agreements. Option-based products are agreements which either grant TMCC the right to receive, or require TMCC to make payments at, specified interest rate levels. The aggregate notional amounts of option-based products outstanding at March 31, 2001 and September 30, 2000 and 1999 were $11.5 million, $11.7 million and $6.9 million, respectively. Approximately 61% of TMCC's other senior debt at March 31, 2001 had floating interest rates that were covered by option-based products which had an average strike rate of 6.51%. Option-based products are used to hedge interest rate risk from an economic perspective on TMCC's portfolio of pay-variable receive-fixed interest rate swaps.

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

Note 9 - Notes and Loans Payable
--------------------------------

Notes and loans payable at March 31, 2001 and September 30, 2000 and 1999, which consisted of senior debt, included the following:

                                                  March 31,       September 30,
                                                 ----------   -------------------
                                                    2001        2000        1999
                                                  -------     -------     -------
                                                         (Dollars in Millions)
       Commercial paper, net..................... $ 4,407     $ 3,292     $ 1,427
       Extendible commercial notes, net..........       -         195         146
                                                  -------     -------     -------
       Other senior debt, due in the years
          ending :
             2000................................       -           -       4,077
             2001................................       -       4,658       3,213
             2002................................   4,620       2,975       2,718
             2003................................   3,080       3,434       2,095
             2004................................   5,182       3,623       2,466
             2005................................   1,839         851         420
             2006................................   1,228          78          71
             Thereafter..........................   1,838       1,917       1,845
                                                  -------     -------     -------
                                                   17,787      17,536      16,905
       Unamortized premium.......................       -          75          87
                                                  -------     -------     -------
             Total other senior debt.............  17,787      17,611      16,992
                                                  -------     -------     -------
                Notes and loans payable.......... $22,194     $21,098     $18,565
                                                  =======     =======     =======

As discussed in Note 8 - Derivatives and Hedging Activities, TMCC adopted the provisions of SFAS No. 133, as amended, on October 1, 2000. Notes and loans payable at March 31, 2001 reflect the adjustments required under SFAS No. 133 for derivatives and debt instruments which qualify for hedge treatment. Prior period amounts have not been restated. The notional amount of notes and loans payable was $23.1 billion at March 31, 2001.

The weighted average remaining term of commercial paper was 17 days, 15 days and 21 days at March 31, 2001, September 30, 2000 and 1999, respectively. The weighted average interest rate on commercial paper was 5.10%, 6.56% and 5.33% at March 31, 2001, September 30, 2000 and 1999, respectively. At March 31, 2001, TMCC had no extendible commercial notes. The weighted average remaining term of extendible commercial notes was 47 days and 18 days at September 30, 2000 and 1999, respectively. The weighted average interest rate on extendible commercial notes was 6.64% and 5.39% at September 30, 2000 and 1999, respectively. Short-term MTNs with original terms of one year or less, included in other senior debt, were $1,205 million, $775 million and $1,358 million at March 31, 2001, September 30, 2000 and 1999, respectively. The weighted average interest rate on these short-term MTNs was 5.01%, 5.93% and 5.57% at March 31, 2001, September 30, 2000 and 1999, respectively, including the effect of interest rate swap agreements. The Company has ceased issuing extendible commercial notes.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Notes and Loans Payable (Continued)
--------------------------------

The weighted average interest rate on other senior debt was 5.46%, 6.52% and 5.45% at March 31, 2001, September 30, 2000 and 1999, respectively, including the effect of interest rate swap agreements. The rates have been calculated using rates in effect at March 31, 2001, September 30, 2000 and 1999, some of which are floating rates that reset periodically. Less than one percent of other senior debt at March 31, 2001 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. Approximately 61% of other senior debt at March 31, 2001 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 6.51% at March 31, 2001. TMCC manages interest rate risk through continuous adjustment of the mix of fixed and floating rate debt using interest rate swap agreements and option-based products.

Included in notes and loans payable at March 31, 2001, September 30, 2000 and September 30, 1999 were unsecured notes denominated in various foreign currencies as follows:

                                                  March 31,          September 30,
                                                 ----------      --------------------
                                                    2001          2000          1999
                                                   ------        ------        ------
                                                         (Amounts in Millions)

     British pound sterling..............             575           525           675
     Danish kroner.......................             400           400           400
     Dutch guilder.......................               -             -           250
     Euro................................           1,400         1,000             -
     French franc........................           1,545         1,545         1,545
     German deutsche mark................           2,842         2,842         3,342
     Greek drachma.......................           5,000         5,000         5,000
     Hong Kong dollar....................             500           618           618
     Italian lire........................         434,000       434,000       477,300
     Japanese yen........................         159,300       173,000       140,268
     Luxembourg franc....................           2,000         2,000         2,000
     New Zealand dollar..................             200           200           200
     Norwegian Krone.....................           1,000           500             -
     Singapore dollar....................             200           200           200
     South African rand..................               -           250           250
     Swedish kronor......................           1,060         1,060         1,060
     Swiss franc.........................           2,000         2,350         3,110


Concurrent with the issuance of these unsecured notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations into U.S. dollar obligations which in aggregate total a principal amount of $8.2 billion at March 31, 2001.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments
---------------------------------------------

The fair value of financial instruments at March 31, 2001 and September 30, 2000 and 1999, was estimated using the valuation methodologies described below. Considerable judgement was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Company's financial instruments at March 31, 2001 and September 30, 2000 and 1999 are as follows:


                                        March 31,                     September 30,
                                   -------------------  ----------------------------------------
                                           2001                 2000                1999
                                   -------------------  -------------------  -------------------
                                    Carrying    Fair     Carrying    Fair     Carrying    Fair
                                     Amount     Value     Amount     Value     Amount    Value
                                    --------   ------    --------   ------    --------   ------
                                                        (Dollars in Millions)
Balance sheet financial
   instruments:

Assets:

Cash and cash equivalents..........   $294      $294       $170      $170       $180      $180
Investments in marketable
   securities...................... $1,075    $1,075       $871      $871       $450      $450
Retail finance receivables, net....$12,693   $12,515    $12,584   $12,301    $10,464   $10,279
Derivative Assets:
   Cross currency interest rate
     swap agreements...............    $72       $72        n/a       n/a        n/a       n/a
   Interest rate swap agreements...   $278      $278        n/a       n/a        n/a       n/a
   Option-based products...........     $4        $4        n/a       n/a        n/a       n/a
   Indexed note swap agreements....    $25       $25        n/a       n/a        n/a       n/a
Other receivables..................   $311      $311       $278      $278       $271      $271
Receivables from cross currency
   interest rate swap agreements...    n/a       n/a       $190       $38        $95      $117

Liabilities:

Notes and loans payable............$22,194   $22,194    $21,098   $20,834    $18,565   $19,401
Derivative Liabilities:
   Cross currency interest rate
     swap agreements............... $1,322    $1,322        n/a       n/a        n/a       n/a
   Interest rate swap agreements...    $89       $89        n/a       n/a        n/a       n/a
   Option-based products...........      -         -        n/a       n/a        n/a       n/a
   Indexed note swap agreements....     $3        $3        n/a       n/a        n/a       n/a
Payables from cross currency
   interest rate swap agreements...    n/a       n/a     $1,428    $1,402       $716      $466
Other payables.....................   $607      $607       $484      $484       $380      $380


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments (Continued)
--------------------------------------------

Effective October 1, 2000 TMCC adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. SFAS No. 133 requirements have been disclosed in Note 8 of the Notes to Consolidated Financial Statements.

The following summarizes TMCC's derivative financial instruments at September 30, 2000 and 1999:

                                             September 30,
                            -----------------------------------------------
                                     2000                     1999
                            ----------------------   ----------------------
                            Contract or Unrealized   Contract or Unrealized
                            Notional      Gains/     Notional      Gains/
                             Amount      (Losses)     Amount      (Losses)
                            --------    ----------   --------    ----------
                                         (Dollars in Millions)
Off-balance sheet
   financial instruments:

Cross currency interest
   rate swap agreements.      $8,378      $(1,331)     $8,764        $(453)
Interest rate swap
   agreements..........      $10,467        $(121)     $8,980          $24
Option-based products..      $11,700          $46      $6,850          $41
Indexed note swap
   agreements..........       $1,366          $23      $1,318           $2



The fair value estimates presented herein are based on information available to management as of March 31, 2001, September 30, 2000 and 1999.

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

      Retail Finance Receivables
      --------------------------

The carrying amounts of $3.4 billion, $2.1 billion and $1.1 billion of variable rate finance receivables at March 31, 2001, September 30, 2000 and 1999, respectively, were assumed to approximate fair value as these receivables reprice at prevailing market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using the rates at which loans of similar credit quality and maturity would be originated as of March 31, 2001, September 30, 2000 and 1999.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments (Continued)
--------------------------------------------

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

      Notes and Loans Payable
      -----------------------

The fair value of notes and loans payable was estimated by discounting expected cash flows using the interest rates at which debt of similar credit quality and maturity would be issued as of March 31, 2001, September 30, 2000 and 1999.
The carrying amount of commercial paper and extendible commercial notes were assumed to approximate fair value due to the short maturity of these instruments.

      Cross Currency Interest Rate Swap Agreements
      --------------------------------------------

The estimated fair value of TMCC's outstanding cross currency interest rate swap agreements was derived by discounting expected cash flows using quoted market exchange rates and quoted market interest rates as of March 31, 2001, September 30, 2000 and 1999.

      Interest Rate Swap Agreements
      -----------------------------

The estimated fair value of TMCC's outstanding interest rate swap agreements was derived by discounting expected cash flows using quoted market interest rates as of March 31, 2001, September 30, 2000 and 1999.

      Option-based Products
      ---------------------

The estimated fair value of TMCC's outstanding option-based products was derived by discounting expected cash flows using quoted market exchange rates and market interest rates as of March 31, 2001, September 30, 2000 and 1999.

      Indexed Note Swap Agreements
      ----------------------------

The estimated fair value of TMCC's outstanding indexed note swap agreements was derived by discounting expected cash flows using quoted market exchange rates and market interest rates or by using quoted market prices as of March 31, 2001, September 30, 2000 and 1999.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Financial Instruments with Off-Balance Sheet Risk
-----------------------------------------------------------

Inventory Lines of Credit
-------------------------

TMCC has extended inventory floorplan lines of credit to dealers, the unused portion of which amounted to $675 million, $1.3 billion and $1.5 billion at March 31, 2001, September 30, 2000 and 1999, respectively. Security interests are acquired in vehicles and equipment financed and substantially all such financings are backed by corporate or individual guarantees from or on behalf of the participating dealers.


Note 12 - Pension and Other Benefit Plans
-----------------------------------------

All full-time employees of the Company are eligible to participate in the TMS pension plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service and the highest sixty consecutive months' compensation, reduced by a percentage of social security benefits. The Company's pension expense was $3 million, $5 million, $6 million and $4 million for the six months ended March 31, 2001, and for the years ended September 30, 2000, 1999, and 1998, respectively. At March 31, 2001, September 30, 2000, 1999 and 1998, the accumulated benefit obligation and plan net assets for employees of the Company were not determined separately from TMS; however, the plan's net assets available for benefits exceeded the accumulated benefit obligation. TMS funding policy is to contribute annually the maximum amount deductible for federal income tax purposes.


Note 13 - Provision for Income Taxes
------------------------------------

The provision for income taxes consisted of the following:

                                         Six Months Ended         Years ended
                                             March 31,           September 30,
                                         ---------------- ---------------------------
                                               2001        2000       1999       1998
                                               ----       -----      -----      -----
                                                        (Dollars in Millions)
     Current
        Federal...........................     $ 32       $  71      $(130)     $(317)
        State.............................       10          41         17        (16)
                                               ----       -----      -----      -----
           Total current .................       42         112       (113)      (333)
                                               ----       -----      -----      -----
     Deferred
        Federal...........................      (11)        (21)       202        399
        State.............................      ( 4)        (26)         9         41
                                               ----       -----      -----      -----
           Total deferred.................      (15)        (47)       211        440
                                               ----       -----      -----      -----
              Provision for income taxes..     $ 27       $  65      $  98      $ 107
                                               ====       =====      =====      =====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Provision for Income Taxes (Continued)
------------------------------------

A reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and actual income taxes provided is as follows:

                                          Six Months Ended          Years ended
                                              March 31,            September 30,
                                          ----------------   ------------------------
                                                2001         2000       1999     1998
                                          ----------------   ----       ----     ----
                                                          (Dollars in Millions)
      Provision for income taxes at
         federal statutory tax rate.....        $ 22         $ 56       $ 81      $88
      State and local taxes (net of
         federal tax benefit)...........           4           10         17       17
      Other, including changes in
         applicable state tax rates.....           1           (1)         -        2
                                                ----         ----       ----     ----
         Provision for income taxes.....        $ 27         $ 65       $ 98     $107
                                                ====         ====       ====     ====

      Effective tax rate................       37.44%       38.45%     42.53%   42.81%



The deferred federal and state income tax liabilities are as follows:

                                                     March 31,          September 30,
                                                    ----------      --------------------
                                                       2001          2000          1999
                                                    ----------      ------        ------
                                                            (Dollars in Millions)
     Federal........................................  $1,337        $1,350        $1,403
     State..........................................     131           133           151
                                                      ------        ------        ------
        Net deferred income tax liability...........  $1,468        $1,483        $1,554
                                                      ======        ======        ======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Provision for Income Taxes (Continued)
------------------------------------

The Company's deferred tax assets and liabilities consisted of the following:

                                                     March 31,        September 30,
                                                    ----------     ------------------
                                                       2001         2000        1999
                                                      ------       ------      ------
                                                          (Dollars in Millions)
     Assets:
        Alternative minimum tax.....................  $    -       $    -      $  137
        Provision for losses........................      69           66          59
        Deferred administrative fees................     104           97          82
        NOL carryforwards...........................      31           21          34
        Deferred acquisition costs..................      29           29          21
        Unearned insurance premiums.................       4            3           4
        Revenue recognition.........................       1            2           1
        Other.......................................       -            -           2
                                                      ------       ------      ------
           Deferred tax assets......................     238          218         340
                                                      ------       ------      ------
     Liabilities:
        Lease transactions..........................   1,475        1,525       1,696
        State taxes.................................     162          150         188
        Other.......................................      69           26          10
                                                      ------       ------      ------
           Deferred tax liabilities.................   1,706        1,701       1,894
                                                      ------       ------      ------
           Valuation allowance......................       -            -           -
                                                      ------       ------      ------
              Net deferred income tax liability.....  $1,468       $1,483      $1,554
                                                      ======       ======      ======

TMCC has state tax net operating loss carryforwards of $426 million which expire beginning in fiscal 2002 through 2016.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Comprehensive Income
------------------------------

The Company's total comprehensive earnings were as follows:

                                                 Six Months Ended           Years Ended
                                                     March 31,              September 30,
                                                 -----------------   -------------------------
                                                       2001           2000      1999      1998
                                                 -----------------   -----     -----     -----
                                                                (Dollars in Millions)

Net income.........................................    $   42         $ 104     $ 132     $ 144
Other comprehensive income:
   Net unrealized gains arising during
      period (net of tax of $2, $5 and $2
         in 2001, 2000 and 1999)..................         3              9         4         9
   Less: reclassification adjustment for net
      gains included in net income
         (net of tax of $2, $3 and $1
            in 2001, 2000 and 1999)...............        (4)            (5)       (2)       (3)
                                                       -----         -----     -----     -----
Net unrealized (loss) gain on available-for-sale
      marketable securities.......................        (1)             4         2         6
                                                       -----         -----     -----     -----
   Total Comprehensive Income.....................    $   41         $ 108     $ 134     $ 150
                                                       =====         =====     =====     =====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Related Party Transactions
------------------------------------

During fiscal 2000, an operating agreement with TMS and Toyota Motor Manufacturing North America Inc. ("TMMNA") (the "Operating Agreement") provided that 100% ownership of TMCC would be retained by TMS as long as TMCC had any funded debt outstanding and that TMS and TMMNA would provide necessary equity contributions or other financial assistance it deemed appropriate to ensure that TMCC maintained a minimum coverage on fixed charges of 1.10 times such charges in any fiscal quarter. The coverage provision of the Operating Agreement was solely for the benefit of the holders of TMCC's commercial paper and extendible commercial notes. Effective October 1, 2000, the "Operating Agreement" was terminated when ownership of TMCC was transferred from TMS to TFSA.

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

During fiscal 2001, a credit support fee agreement was entered into between TMCC and TFSC (the "Credit Support Fee Agreement"). The Credit Support Fee Agreement provides that TMCC will pay to TFSC a semi-annual fee equal to 0.05% of the weighted average outstanding amount of TMCC's Securities entitled to credit support, as described above. Credit support fees totaled $6 million for the six months ended March 31, 2001.

TMCC has extended a $30 million uncommitted revolving line of credit to iStarSystems, Inc., a corporation owned 80% by TMS. The loan bears interest at a floating rate of interest of LIBOR plus 3.75% per annum and is guaranteed by TMS. The rate as of March 31, 2001 was 8.42% per annum. In June, 2001, the line of credit was increased to $42 million. As of March 31, 2001, $25 million was outstanding under the line of credit.

Prior to fiscal 2001, TMCC had an arrangement to borrow and invest funds with TMS at short-term market rates. This arrangement was terminated on October 1, 2000, when ownership of TMCC was transferred from TMS to TFSA. Due to the termination of the arrangement, no funds were borrowed from or invested with TMS during the six months ended March 31, 2001. For the years ended September 30, 2000, 1999 and 1998, TMCC had no borrowings from TMS. For the years ended September 30, 2000, 1999 and 1998, the highest amounts of funds invested with TMS were $797 million, $2 billion and $567 million, respectively; interest earned on these investments totaled $13 million, $41 million and $3 million for the years ended September 30, 2000, 1999 and 1998, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Related Party Transactions (Continued)
------------------------------------

During fiscal 2000 and 1998, TMS provided support to TMCC for certain vehicle disposition losses. TMS support amounts included in the Consolidated Statement of Income related to this arrangement totaled $35 million and $80 million for the years ended September 30, 2000 and 1998, respectively. TMCC did not receive any Parent support for vehicle disposition losses for the six months ended March 31, 2001 and for the year ended September 30, 1999.

TMS allocates charges for certain technological and administrative services provided to TMCC. During fiscal 2001, TMS and TMCC entered into a Shared Services Agreement covering the services provided between each entity after the ownership of TMCC was transferred to TFSA on October 1, 2000. Net charges reimbursed by TMCC to TMS totaled $27 million, $25 million, $25 million and $13 million for the six months ended March 31, 2001 and for the years ended September 30, 2000, 1999 and 1998, respectively. In addition, TMS sponsors special retail and lease programs offered by TMCC; for the six months ended March 31, 2001 and for the years ended September 30, 2000, 1999 and 1998, TMCC recognized revenue of $63 million, $108 million, $126 million and $142 million, respectively, related to TMS sponsored programs.

On October 1, 2000, TMS and TMCC entered into a Shared Services Agreement covering the services TMS provides after the ownership of TMCC was transferred to TFSA. Additionally, an Amended and Restated Repurchase Agreement was entered into between TMCC and TMS in October 2000 which provides that TMCC is under no obligation to TMS to finance wholesale obligations from any dealers or retail obligations of any customers. In addition, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default.

The Company leases its headquarters facility and Iowa Service Center from TMS; rent expense paid to TMS for these facilities totaled $3 million, $5 million, $4 million and $3 million for the six months ended March 31, 2001 and for the years ended September 30, 2000, 1999 and 1998, respectively. TMCC leases a corporate aircraft to TMS and provides wholesale financing for TMS affiliates; TMCC recognized revenue related to these arrangements of $4 million, $6 million, $6 million and $7 million for the six months ended March 31, 2001 and for the years ended September 30, 2000, 1999 and 1998, respectively.

TMIS provides certain insurance services, and insurance and reinsurance coverages, respectively, to TMS. Premiums, commissions and fees earned on these services for the six months ended March 31, 2001 and for the years ended September 30, 2000, 1999 and 1998 totaled $19 million, $33 million, $24 million and $18 million, respectively.

During fiscal 1999, Toyota Credit Canada Inc., an affiliate of the Company, paid off $201 million in intercompany loans. Interest charged on these loans reflected market rates and totaled $8 million for the year ended September 30, 1999.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Lines of Credit/Standby Letters of Credit
---------------------------------------------------

To support its commercial paper program, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.0 billion, $3.0 billion and $2.7 billion at March 31, 2001, September 30, 2000 and 1999, respectively. No loans were outstanding under any of these bank credit facilities as of March 31, 2001, September 30, 2000 or 1999.

To facilitate and maintain letters of credit, TMCC maintains uncommitted, unsecured lines of credit with banks totaling $85 million, $175 million and $175 million as of March 31, 2001, September 30, 2000 and 1999, respectively. Approximately $1 million, $11 million and $13 million in letters of credit had been issued as of March 31, 2001, September 30, 2000 and 1999, respectively.


Note 17 - Commitments and Contingent Liabilities
------------------------------------------------

At March 31, 2001, the Company was a lessee under lease agreements for facilities with minimum future commitments as follows: years ending March 31, 2002 - $15 million; 2003 - $12 million; 2004 - $7 million;
2005 - $3 million; 2006 - $1 million and thereafter - $3 million.

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

TMCC has guaranteed payments of principal, interest and premiums, if any, on $50 million principal amount of flexible rate demand pollution control revenue bonds issued by Gibson County, Indiana, of which $10 million matures in October 2027, January 2028, January 2029, January 2030 and February 2031. The bonds were issued in connection with the Indiana manufacturing facility of an affiliate.

TMCC has guaranteed $50 million of the debt of TCA.

TMCC has guaranteed the obligations of TMIS relating to vehicle service insurance agreements issued in several states. These guarantees have been given without regard to any security and without any limitation as to duration or amount.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

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

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in TMCC's business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of March 31, 2001 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations.


Note 18 - Segment Information
-----------------------------

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

The accounting policies of the operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. The Company reports consolidated financial information for both external and internal purposes. Currently, TMCC's finance and insurance segments operate only in the United States and Puerto Rico.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 18 - Segment Information (Continued)
-----------------------------

Financial results for the Company's operating segments for the six months ended March 31, 2001 and the years ended September 30, 2000 and 1999 are summarized below:
                                                March 31,            September 30,
                                               ---------      ------------------------
                                                  2001           2000           1999
                                               ---------      ---------      ---------
                                                        (Dollars in Millions)
Assets:

  Financing operations....................     $  28,694      $  27,525      $  24,156
  Insurance operations....................           852            863            732
  Eliminations/reclassifications..........          (332)          (352)          (310)
                                               ---------      ---------      ---------
    Total assets..........................     $  29,214      $  28,036      $  24,578
                                               =========      =========      =========

Gross revenues:

  Financing operations....................     $   1,870      $   3,424      $   3,234
  Insurance operations....................            88            165            141
  Eliminations............................             -              -              -
                                               ---------      ---------      ---------
    Total gross revenues..................     $   1,958      $   3,589      $   3,375
                                               =========      =========      =========

Depreciation and amortization:

  Financing operations....................     $     789      $   1,556      $   1,710
  Insurance operations....................             -              1              1
                                               ---------      ---------      ---------
    Total depreciation and amortization...     $     789      $   1,557      $   1,711
                                               =========      =========      =========

Interest Expense:

  Financing operations....................     $     726      $   1,289      $     940
  Insurance operations....................             -              -              -
                                               ---------      ---------      ---------
    Total interest expense                     $     726      $   1,289      $     940
                                               =========      =========      =========

Interest Income:

  Financing operations....................     $      32      $      26      $       9
  Insurance operations....................            14             23             20
                                               ---------      ---------      ---------
    Total interest income                      $      46      $      49      $      29
                                               =========      =========      =========

Income tax expense:

  Financing operations....................     $      18      $      62      $      87
  Insurance operations....................             9              3             11
                                               ---------      ---------      ---------
    Total income tax expense..............     $      27      $      65      $      98
                                               =========      =========      =========

Net Income:

  Financing operations....................     $      22      $      70      $     113
  Insurance operations....................            20             34             19
                                               ---------      ---------      ---------
    Net Income............................     $      42      $     104      $     132
                                               =========      =========      =========

Capital expenditures:

  Financing operations....................     $      14      $      18      $      33
  Insurance operations....................             -              2              4
                                               ---------      ---------      ---------
    Total capital expenditures............     $      14      $      20      $      37
                                               =========      =========      =========


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 19 - Selected Quarterly Financial Data (Unaudited)
-------------------------------------------------------

                                  Total
                               Financing    Interest   Depreciation     Net
                                Revenues     Expense     on Leases     Income
                               ----------   --------   ------------   --------
                                             (Dollars in Millions)

Six Months Ended March 31, 2001:

   First quarter..............     $  878     $  383         $  368     $   18
   Second quarter.............        882        343            385         24
                                   ------     ------         ------     ------
      Total...................     $1,760       $726         $  753     $   42
                                   ======     ======         ======     ======
Year Ended September 30, 2000:

   First quarter..............     $  797     $  277         $  383     $   32
   Second quarter.............        830        317            367         25
   Third quarter..............        861        347            322         23
   Fourth quarter.............        864        348            368         24
                                   ------     ------         ------     ------
      Total...................     $3,352     $1,289         $1,440     $  104
                                   ======     ======         ======     ======
Year Ended September 30, 1999:

   First quarter..............     $  805     $  243         $  431     $   35
   Second quarter.............        786        220            427         28
   Third quarter..............        788        230            410         39
   Fourth quarter.............        786        247            396         30
                                   ------     ------         ------     ------
      Total...................     $3,165     $  940         $1,664     $  132
                                   ======     ======         ======     ======




Note 20 - Subsequent Events
---------------------------

On June 8, 2001, the Board of Directors of the Company declared a cash dividend of $4 million payable to TFSA.

During May 2001, the Company sold retail finance receivables aggregating $1.5 billion subject to certain limited recourse provisions. The sale resulted in a net pre-tax gain of $30 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of May 31, 2001.

           Name                Age              Position
           ----                ---              --------
George Borst .............      52     Director, President and
                                       Chief Executive Officer, TMCC;
                                       Director, Secretary and Chief
                                       Financial Officer, TFSA

Nobukazu Tsurumi..........      52     Director, Executive Vice President
                                       and Treasurer, TMCC

Michael Deaderick.........      55     Director, Senior Vice President
                                       and Secretary, TMCC

Ryuji Araki...............      61     Director, TMCC;
                                       Director, TFSA; Director, TFSC;
                                       Senior Managing Director, TMC

Hideto Ozaki..............      55     Director, TMCC; Director and
                                       President, TFSA; President and
                                       Director, TFSC

Yoshio Ishizaka...........      61     Director, TMCC; Senior
                                       Managing Director, TMC

Yoshimi Inaba.............      55     Director, TMCC
                                       Director, TMC

James Press...............      54     Director, TMCC


All directors of TMCC are elected annually and hold office until their successors are elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

Mr. Borst was named Director, President and Chief Executive Officer of TMCC in October 2000, and Director, Secretary and Chief Financial Officer of TFSA in August 2000. Mr. Borst was named Senior Vice President of TMS in June 1997. From April 1997 to September 2000, Mr. Borst was Director and Senior Vice President and General Manager of TMCC. From January 1993 to May 1997,
Mr. Borst was Group Vice President of TMS. Mr. Borst has been employed with TMCC and TMS, in various positions, since 1985.

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

Mr. Araki was named Director of TFSA in August 2000, Director of TFSC in July 2000, and Director of TMCC in September 1995. Mr. Araki was named Senior Managing Director of TMC's Board of Directors in June 1999 and has served on TMC's Board of Directors since September 1992. From June 1997 to June 1999, Mr. Araki was Managing Director of TMC. Mr. Araki has been employed with TMC, in various positions, since 1962.

Mr. Ozaki was named Director and President of TFSA in August 2000, President and Director of TFSC in July 2000, and Director of TMCC in October 1999. From June 1999 to June 2000, Mr. Ozaki was Director of TMC. From September 1997 to June 1999, Mr. Ozaki was the general manager of the finance division of TMC. From January 1997 to August 1997, Mr. Ozaki was the Project General Manager of the Finance Division of TMC. From January 1994 to December 1996, Mr. Ozaki was the Project General Manager of the Accounting Division of TMC. Mr. Ozaki has been employed with TMC, in various positions, since 1968.

Mr. Ishizaka was named Director of TMCC in October 2000, and Senior Managing Director of TMC in June 1999. From June 1996 to June 1999, Mr. Ishizaka was President of TMS. From September 1992 to June 1999, Mr. Ishizaka was Director of TMC. Mr. Ishizaka has been employed with TMC, in various positions, since 1964.

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

Mr. Press was named Director of TMCC in July 1999. He is also Chief Operating Officer, a Director and Executive Vice President of TMS, positions he has held since January 2001, June 1996 and July 1999, respectively. From March 1998 to July 1999, he was a Senior Vice President of TMS. From April 1995 to March 1998, Mr. Press was Senior Vice President and General Manager of Lexus. Mr. Press has been employed with TMS, in various positions, since 1970.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid to the Company's Principal Executive Officer and the most highly compensated executive officers whose salary and bonus for the latest fiscal year exceeded $100,000, for services rendered in all capacities to the Company for the six months ended March 31, 2001 and for the fiscal years ended September 30, 2000 and 1999.

                                        Annual Compensation
                        -----------------------------------------------------
                                                        Other Annual    All
     Name and                                           Compensation   Other
Principal Position      Period  Salary ($)   Bonus ($)     ($)<F1>    ($)<F2>
---------------------   ------  ----------   ---------  ------------  -------
George Borst
Chief Executive Officer   2001    $162,870    $170,350           -    $ 6,059
Principal Executive       2000    $316,290    $179,200           -    $10,300
Officer                   1999    $273,400    $162,300           -    $ 8,700

Nobukazu Tsurumi <F3>
Executive                 2001    $200,128     $25,588     $18,900          -
Vice President            2000    $247,124     $55,948     $36,060          -
                          1999    $117,700     $25,300     $23,800          -

Michael Deaderick
Senior                    2001    $127,920    $115,660           -     $4,661
Vice President            2000    $236,025    $122,740           -     $8,600
                          1999    $215,300    $120,000           -     $7,900

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

Mr. Borst is a participant in the TMS Pension Plan and the TMS SERP, and had 16 years of total credited service as of March 31, 2001. Based upon years of credited service allocable to TMCC, Mr. Borst may be entitled to receive approximately $46,175 in annual pension plan benefits when Mr. Borst reaches age 62. Mr. Borst also may be entitled to receive pension benefits from TMS based upon services to and compensation by TMS.

Mr. Deaderick is a participant in the TMS Pension Plan and the TMS SERP, and had reached the maximum total credited service of 25 years under the TMS Pension Plan and reached 29 years of credited service under the TMS SERP as of March 31, 2001. Based upon years of credited service allocable to TMCC, Mr. Deaderick may be entitled to receive approximately $107,686 in annual pension plan benefits when Mr. Deaderick reaches age 62. Mr. Deaderick also may be entitled to receive pension benefits from TMS based upon services to and compensation by TMS.


Compensation of Directors

No amounts are paid to members of the TMCC Board of Directors for their services as directors.

Compensation Committee Interlocks and Insider Participation

Members of the Executive Committee of the Board of Directors, which consists of the directors of TMCC other than Mr. Araki and Mr. Ishizaka, participate in decisions regarding the compensation of the executive officers of the Company. Certain of the members of the Executive Committee are current or former executive officers of the Company. Certain of the members of the Executive Committee are also current executive officers and directors of TFSC and TMS and its affiliates and participate in compensation decisions for those entities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the date hereof, all of TMCC's capital stock is owned by TFSA.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS.

Transactions between the Company, TFSA, TFSC, TMS and TMMNA are included in
Note 2 - Summary of Significant Accounting Policies, Note 12 - Pension and Other Benefit Plans, Note 15 - Related Party Transactions, Note 17 - Commitment and Contingent Liabilities and Note 20 - Subsequent Events of the Notes to the Consolidated Financial Statements as well as Item 1 and Item 7. Certain directors and executive officers of TMCC are also directors and executive officers of TFSA, TFSC, TMS and TMC as described in Item 10.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements

          Included in Part II, Item 8 of this Form 10-K. See Index to Financial Statements on page 31.

   (2)Exhibits

          The exhibits listed on the accompanying Exhibit Index, starting on page 78, are filed as part of, or incorporated by reference into, this Report.

(b)Reports on Form 8-K

          There were no reports on Form 8-K filed by the registrant during the quarter ended March 31, 2001.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 28th day of June, 2001.

                                        TOYOTA MOTOR CREDIT CORPORATION


                                        By    /s/ George E. Borst
                                          ------------------------------
                                                  George E. Borst
                                                   President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 28th day of June, 2001.

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



      /s/ Michael Deaderick                             Director
------------------------------------
          Michael Deaderick


      /s/ Yoshimi Inaba                                 Director
------------------------------------
          Yoshimi Inaba



      /s/ James Press                                   Director
------------------------------------
          James Press

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                        --------

3.1(a)    Articles of Incorporation filed with the California
          Secretary of State on October 4, 1982.                       (1)

3.1(b)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          January 24, 1984.                                            (1)

3.1(c)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          January 25, 1985.                                            (1)

3.1(d)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          September 6, 1985.                                           (1)

3.1(e)    Certificate of Amendment of Articles  of Incorporation
          filed with the California Secretary of State on
          February 28, 1986.                                           (1)

3.1(f)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          December 3, 1986.                                            (1)

3.1(g)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          March 9, 1987.                                               (1)

3.1(h)    Certificate of Amendment of Articles of Incorporation
          filed with the California Secretary of State on
          December 20, 1989.                                           (2)

3.2       Bylaws as amended through December 8, 2000.                  (6)

4.1       Issuing and Paying Agency Agreement dated August 1,
          1990 between TMCC and Bankers Trust Company.                 (3)

4.2(a)    Indenture dated as of August 1, 1991 between TMCC and
          The Chase Manhattan Bank, N.A.                               (4)









-----------------
(1) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Registration Statement on Form S-1, File No. 33-22440.
(2) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)  Incorporated herein by reference to Exhibit 4.2 filed with TMCC's
     Report on Form 10-K for the year ended September 30, 1990,
     Commission File number 1-9961.
(4) Incorporated herein by reference to Exhibit 4.1(a), filed with TMCC's Registration Statement on Form S-3, File No. 33-52359.
(6) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

4.2(b)   First Supplemental Indenture dated as of
         October 1, 1991 among TMCC, Bankers Trust Company
         and The Chase Manhattan Bank, N.A.                           (5)

4.3      Third Amended and Restated Agency Agreement dated
         October 4, 2000 among TMCC, The Chase Manhattan Bank,
         and Chase Manhattan Bank Luxembourg S.A.                    (24)

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



-----------------
(5) Incorporated herein by reference to Exhibit 4.1 filed with TMCC's Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.
(24) Incorporated herein by reference to Exhibit 4.3 filed with TMCC's Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------



10.1     Form of Indemnification Agreement between TMCC and
         its directors and officers.                                  (12)

10.2(a)  Three-year Credit Agreement (the "Three-year Agreement")
         dated as of September 29, 1994 among TMCC, Morgan
         Guaranty Trust Company of New York, as agent, and
         Bank of America National Trust and Savings Association,
         The Bank of Tokyo, Ltd., The Chase  Manhattan Bank, N.A.,
         Citicorp USA, Inc. and Credit Suisse, as Co-Agents.          (13)

10.2(b)  Amendment No. 1 dated September 28, 1995 to the
         Three-year Agreement.                                        (14)

10.2(c)  Amended and Restated Three-Year Credit Agreement dated
         September 24, 1996.                                          (16)

10.2(d)  Amended and Restated Three-Year Credit Agreement dated
         September 23, 1997.                                          (17)



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

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------


10.5(e)  Amendment dated March 19, 1999 to the
         Three-year Agreement.                                          (8)

10.5(f)  Amended and Restated Three-Year Credit Agreement dated
         September 17, 1999.                                            (8)

10.5(g)  Fourth Amended and Restated Three-Year Credit Agreement
         dated September 14, 2000.                                     (27)

10.5(h)  Fourth Amended and Restated 364-Day Credit Agreement
         dated September 17, 1999 among TMCC, Bank of America
         N.A. as Administrative Agent, The Chase Manhattan
         Bank as Syndication Agent, The Bank of Tokyo-Mitsubishi
         Ltd., and Citicorp USA, Inc. as Documentation Agents,
         Banc of America Securities LLC as Sole Lead Arranger
         and Sole Book Manager and the other Banks named therein.      (23)

10.5(i)  Fifth Amended and Restated 364-Day Credit Agreement
         dated September 14, 2000 among TMCC, Bank of America
         N.A. as Administrative Agent, The Chase Manhattan
         Bank as Syndication Agent, The Bank of Tokyo-Mitsubishi
         Ltd., and Citicorp USA, Inc. as Documentation Agents,
         Banc of America Securities LLC as Sole Lead Arranger
         and Sole Book Manager and the other Banks named therein.      (28)

10.6     Toyota Motor Sales, U.S.A., Inc. Supplemental
         Executive Retirement Plan. *                                   (9)

10.7     Toyota Motor Sales, U.S.A., Inc. 401(k)
         Excess Plan. *                                                (10)



----------------
(8) Incorporated herein by reference to the same numbered Exhibit filed with TMCC's Current Report on Form 10-K for the year ended September 30, 1999, Commission File No. 1-9961.
(9) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(10) Incorporated herein by reference to Exhibit 10.2 filed with TMCC's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
*- Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(23) Incorporated herein by reference to Exhibit 10.5(g)filed with TMCC's Report on Form 10-K for the year ended September 30, 1999, Commission File No. 1-9961.
(27) Incorporated herein by reference to Exhibit 10.5(g)filed with TMCC's Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(28) Incorporated herein by reference to Exhibit 10.5(i)filed with TMCC's Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------


10.8     Amended and Restated Trust and Servicing Agreement
         dated as of October 1, 1996 by and among TMCC,
         TMTT, Inc., as titling trustee and U.S. Bank National
         Association, as trust agent.                                 (18)

10.9     Credit Support Agreement dated July 14, 2000 between
         TFSC and TMC.                                                (29)

10.10    Credit Support Agreement dated October 1, 2000 between
         TMCC and TFSC.                                               (30)

10.11    Amended and Restated Repurchase Agreement dated             Filed
         effective as of October 1, 2000, between TMCC and TMS      Herewith

10.12    Shared Services Agreement dated October 1, 2000
         between TMCC and TMS.                                        (32)

10.13    Credit Support Fee Agreement dated March 30, 2001           Filed
         between TMCC and TFSC                                      Herewith

12.1     Calculation of ratio of earnings to fixed charges.          Filed
                                                                    Herewith

21.1     TMCC's list of subsidiaries.                                Filed
                                                                    Herewith

23.1     Consent of Independent Accountants.                         Filed
                                                                    Herewith



----------------
(18) Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Lease Trust 1997-A's Report on Form 8-A dated December 23, 1997, Commission File No. 333-26717
(29) Incorporated herein by reference to Exhibit 10.9 filed with TMCC's Report on Form 10-K for the year ended September 30, 2000, Commission File
     No. 1-9961.
(30) Incorporated herein by reference to Exhibit 10.10 filed with TMCC's Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(32) Incorporated herein by reference to Exhibit 10.12 filed with TMCC's Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.