Form 10-Q
period 2001-06-30
TOYOTA MOTOR CREDIT CORP
filed 2001-08-14
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 2001
                                     -----------------
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

          As of July 31, 2001, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                                  June 30,       March 31,         June 30,
                                                    2001            2001             2000
                                                ------------    -------------    ------------
                                                 (Unaudited)                      (Unaudited)
               ASSETS
               ------

Cash and cash equivalents.................           $   265          $   294         $   161
Investments in marketable securities......             1,116            1,075             890
Finance receivables, net..................            19,842           19,216          16,787
Investments in operating leases, net......             7,200            7,409           8,151
Receivable from Parent and Affiliate......                 -                -             189
Derivative assets.........................               379              379               -
Other receivables.........................               279              311             466
Deferred charges..........................               111              117             125
Other assets..............................               370              334             275
Income taxes receivable...................               131               79               -
                                                     -------          -------         -------

         Total Assets.....................           $29,693          $29,214         $27,044
                                                     =======          =======         =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable...................           $22,200          $22,194         $20,475
Accrued interest..........................               110              151             151
Derivative liabilities....................             1,752            1,414               -
Accounts payable and accrued expenses.....               690              635           1,645
Deposits..................................               125              139             172
Income taxes payable......................                 -                -              45
Deferred income...........................               736              699             663
Deferred income taxes.....................             1,516            1,468           1,445
                                                     -------          -------         -------
      Total Liabilities...................            27,129           26,700          24,596
                                                     -------          -------         -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; 91,500
      issued and outstanding).............               915              915             915
   Retained earnings......................             1,631            1,581           1,515
   Accumulated other comprehensive
      income..............................                18               18              18
                                                     -------          -------         -------
      Total Shareholder's Equity..........             2,564            2,514           2,448
                                                     -------          -------         -------
         Total Liabilities and
         Shareholder's Equity.............           $29,693          $29,214         $27,044
                                                     =======          =======         =======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                                    Three Months Ended
                                                          June 30,
                                                    ------------------
                                                     2001        2000
                                                    ------      ------
                                                        (Unaudited)

Financing Revenues:

   Leasing.................................         $  620      $  606
   Retail financing........................            194         204
   Wholesale and other dealer financing....             60          51
                                                    ------      ------

Total financing revenues...................            874         861

   Depreciation on leases..................            374         322
   Interest expense........................            296         347
   SFAS 133 fair value adjustments.........             (9)          -
                                                    ------      ------

Net financing revenues.....................            213         192

Insurance premiums earned and contract
   revenues................................             40          35

Investment and other income................             65          22

Loss on asset impairment...................             47          60
                                                    ------       -----

Net financing revenues and other revenues..            271         189
                                                    ------      ------

Expenses:

   Operating and administrative............            114         104
   Provision for credit losses.............             50          29
   Insurance losses and loss adjustment
      expenses.............................             20          21
                                                    ------      ------

Total expenses.............................            184         154
                                                    ------      ------

Income before equity in net loss of
   subsidiary and income taxes.............             87          35

Equity in net loss of subsidiary...........              -           1
Provision for income taxes.................             37          11
                                                    ------      ------

Net Income.................................         $   50      $   23
                                                    ======      ======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                         Accumulated
                                                           Other
                                    Capital  Retained  Comprehensive
                                     Stock   Earnings      Income      Total
                                    -------  --------  -------------  --------

Balance at March 31, 2000........    $  915   $ 1,492    $       15    $ 2,422
                                     ------   -------    ----------    -------

Net income for the three months
   ended June 30, 2000...........         -        23             -         23

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             3          3
                                     ------  --------    ----------    -------
Total Comprehensive Income                -        23             3         26
                                     ------  --------    ----------    -------


Balance at June 30, 2000
   (unaudited)...................    $  915   $ 1,515    $       18    $ 2,448
                                     ======   =======    ==========    =======




Balance at March 31, 2001........    $  915   $ 1,581    $       18    $ 2,514
                                     ------   -------    ----------    -------

Net income for the three months
   ended June 30, 2001...........         -        50             -         50

Change in net unrealized gains
   on available-for-sale
   marketable securities.........         -         -             -          -
                                     ------  --------    ----------    -------
Total Comprehensive Income                -        50             -         50
                                     ------  --------    ----------    -------


Balance at June 30, 2001
   (unaudited)...................    $  915   $ 1,631    $       18    $ 2,564
                                     ======   =======    ==========    =======





See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                     Three Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                   2001                2000
                                                                  ------              ------
                                                                          (Unaudited)
Cash flows from operating activities:

   Net income............................................         $   50              $   23
                                                                  ------              ------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Fair value adjustments of SFAS 133 derivatives..             (9)                  -
         Depreciation and amortization...................            373                 367
         Provision for credit losses.....................             50                  29
         Gain from sale of finance receivables, net......            (26)                 (5)
         Gain from sale of marketable securities, net....             (1)                 (1)
         Loss on asset impairment........................             47                  60
         Increase in other assets........................           (110)               (168)
         Decrease in accrued interest....................            (41)                (25)
         Increase in deferred income taxes...............             48                  22
         Increase in other liabilities...................             78                  11
                                                                  ------              ------
   Total adjustments.....................................            409                 290
                                                                  ------              ------

Net cash provided by operating activities................            459                 313
                                                                  ------              ------

Cash flows from investing activities:

   Addition to investments in marketable securities......           (865)               (669)
   Disposition of investments in marketable securities...            816                 215
   Purchase of finance receivables.......................         (8,214)             (6,287)
   Liquidation of finance receivables....................          6,121               4,989
   Proceeds from sale of finance receivables.............          1,450               1,449
   Addition to investments in operating leases...........           (863)               (699)
   Disposition of investments in operating leases........            704                 575
   Decrease in receivable from Affiliate.................              -                (124)
                                                                  ------              ------

Net cash used in investing activities....................           (851)               (551)
                                                                  ------              ------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.....          2,005               1,430
   Payments on notes and loans payable...................         (1,186)               (373)
   Net decrease in commercial paper with
      original maturities less than 90 days..............           (456)               (817)
                                                                  ------              ------

Net cash provided by financing activities................            363                 240
                                                                  ------              ------


Net (decrease) increase in cash and cash equivalents.....            (29)                  2

Cash and cash equivalents at the beginning of the period.            294                 159
                                                                  ------              ------

Cash and cash equivalents at the end of the period.......         $  265              $  161
                                                                  ======              ======

Supplemental disclosures:

   Interest paid.........................................         $  328              $  368
   Income taxes paid.....................................         $   43              $    4


See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

Information pertaining to the three months ended June 30, 2001 and 2000 is unaudited. In the opinion of management, the unaudited financial information reflects all adjustments necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of those expected for any other interim period or for a full year. Certain June 2000 accounts have been reclassified to conform with the June 2001 and March 2001 presentation.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and other notes to the consolidated financial statements included in Toyota Motor Credit Corporation's ("TMCC's" or the "Company's") 2001 Transitional Annual Report to the Securities and Exchange Commission ("SEC") on Form 10-KT.

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Derivatives and Hedging Activities
-------------------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Derivative assets and liabilities include interest rate swaps, indexed note swap agreements, cross currency interest rate swap agreements and option-based products. The accounting for the gain or loss due to changes in fair value of the hedged item depends on whether the relationship between the hedged item and the derivative instrument qualifies for hedge treatment. If the relationship between the hedged item and the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the relationship between the hedged item and the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged.

For the three months ended June 30, 2001, the Company recognized income of $9 million (reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income). The net adjustment reflects a gain of $20 million related to the ineffective portion of TMCC's fair-value hedges, offset by a $11 million decrease in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps. The decrease in the fair market value of TMCC's option-based products as well as certain interest rate swaps are due to lower market interest rates. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting, is discussed in Non-Hedging Activities below. For fair value hedging relationships, all components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

TMCC maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations caused by volatility in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes.

Fair-Value Hedges
-----------------

The Company enters into interest rate swaps, indexed note swap agreements and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is covered by option-based products. (Refer to non-hedging activities below for a discussion on option-based products).

TMCC uses interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. The original maturities of interest rate swap agreements ranged from one to ten years at June 30, 2001.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Derivatives and Hedging Activities (Continued)
------------------------------------

TMCC uses indexed note swap agreements in managing its exposure in connection with debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying indices. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities.

TMCC uses cross currency interest rate swap agreements to entirely hedge exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executing cross currency interest rate swap agreements which involve the exchange of foreign currency principal and interest obligations for U.S. dollar obligations at agreed-upon currency exchange and interest rates.

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

Accounting for Derivatives and Hedging Activities
-------------------------------------------------

All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or a foreign-currency fair-value hedge (a "foreign currency hedge"). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge or foreign-currency hedge, along with changes in fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings.

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Derivatives and Hedging Activities (Continued)
------------------------------------

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                              June 30,       March 31,       June 30,
                                                2001           2001            2000
                                            ------------   -------------   ------------
                                                       (Dollars in Millions)

Retail...................................        $ 9,641         $ 9,370        $ 9,664
Finance leases...........................          8,452           7,871          6,047
Wholesale and other dealer loans.........          3,449           3,619          2,464
                                                 -------         -------        -------
                                                  21,542          20,860         18,175
Unearned income..........................         (1,528)         (1,476)        (1,237)
Allowance for credit losses..............           (172)           (168)          (151)
                                                 -------         -------        -------
   Finance receivables, net..............        $19,842         $19,216        $16,787
                                                 =======         =======        =======

Finance leases included estimated unguaranteed residual values of $1,595 million, $1,532 million and $1,188 million at June 30, 2001, March 31, 2001 and June 30, 2000, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $34 million, $29 million and $32 million at June 30, 2001, March 31, 2001 and June 30, 2000, respectively.


Note 4 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                             June 30,      March 31,         June 30,
                                               2001           2001             2000
                                           ------------   ------------    ------------
                                                      (Dollars in Millions)
Vehicles.................................       $ 8,553        $ 8,891         $ 9,770
Equipment and other......................           706            689             615
                                                -------        -------         -------
                                                  9,259          9,580          10,385
Accumulated depreciation.................        (2,000)        (2,112)         (2,174)
Allowance for credit losses .............           (59)           (59)            (60)
                                                -------        -------         -------
Investments in operating leases, net.....       $ 7,200        $ 7,409         $ 8,151
                                                =======        =======         =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                             June 30,           March 31,         June 30,
                                               2001                2001             2000
                                           ------------       -------------     ------------
                                                          (Dollars in Millions)
Commercial paper, net....................       $ 3,965             $ 4,407          $ 2,468
Extendible commercial notes, net.........             -                   -               51
                                                -------             -------          -------
Other senior debt, due in the years
   ending:
   2001..................................             -                   -            4,469
   2002..................................         3,835               4,620            3,626
   2003..................................         3,428               3,080            1,843
   2004..................................         5,281               5,182            4,042
   2005..................................         1,970               1,839            1,519
   2006..................................         1,477               1,228              421
   Thereafter............................         2,244               1,838            1,964
                                                -------             -------          -------
                                                 18,235              17,787           17,884
Unamortized premium......................             -                   -               72
                                                -------             -------          -------
   Total other senior debt...............        18,235              17,787           17,956
                                                -------             -------          -------
      Notes and loans payable............       $22,200             $22,194          $20,475
                                                =======             =======          =======

Notes and loans payable at June 30, 2001 reflect the adjustments required under SFAS 133 for derivatives and debt instruments which qualify for hedge treatment as discussed in Note 2 - Derivatives and Hedging Activities. Prior period amounts have not been restated. The notional amount of notes and loans payable was $18.6 billion at June 30, 2001.

Short-term borrowings include commercial paper, extendible commercial notes and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 20 days and 3.86%, respectively, at June 30, 2001. At June 30, 2001, TMCC had no extendible commercial notes. Short-term MTNs with original terms of one year or less, included in other senior debt, were $1,762 million at June 30, 2001. The weighted average interest rate on these short-term MTNs was 3.35% at June 30, 2001, including the effect of interest rate swap agreements.

The weighted average interest rate on other senior debt was 4.60% at June 30, 2001, including the effect of interest rate swap agreements. This rate has been calculated using rates in effect at June 30, 2001, some of which are floating rates that reset periodically. Less than one percent of other senior debt at June 30, 2001 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year.

Approximately 56% of other senior debt at June 30, 2001 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 6.52% at June 30, 2001. TMCC manages interest rate risk through continuous adjustment of the mix of fixed and floating rated debt using interest rate swap agreements and option-based products.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Notes and Loans Payable (Continued)
--------------------------------

Included in notes and loans payable at June 30, 2001 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $8.6 billion.


Note 6 - Sale of Retail Receivables and Valuation of Residual Interest
----------------------------------------------------------------------

During May 2001, TMCC sold retail finance receivables totaling $1.5 billion subject to certain limited recourse provisions. TMCC sold its receivables to Toyota Auto Finance Receivables ("TAFR") which in turn sold them to a trust; TMCC remains as servicer and is paid a servicing fee. In a subordinated capacity, TAFR retains excess servicing cash flows, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of TMCC. Investors in these securitizations have recourse to the interest only strips, restricted cash held by the securitization trusts, and any subordinated retained interest. Investors do not have recourse to other assets held by TMCC for failure of debtors to pay when due.

Key economic assumptions used in measuring the fair value of retained interests and calculation of the pretax gain at the date of sale are as follows:

        Collateral prepayment speed.........................    1.50% ABS
        Weighted average life (in years)....................    1.26
        Collateral expected credit losses (per annum).......    0.70%
        Discount rate used on residual cash flows...........    10% - 12%
        Discount rate used on the subordinated tranche......    8%

Included in investment and other income for the quarter ended June 30, 2001 is a net pretax gain of $29.5 million resulting from the sale of retail finance receivables. The gain on sale recorded depends on the carrying amount of the assets at the time of the sale. The carrying amount is allocated between the assets sold and the retained interests based on their relative fair values at the date of the sale. The fair value of retained interests was estimated by discounting expected cash flows using management's best estimates of key assumptions.

TMCC performs a periodic review of the fair market value of assets retained in the sale of retail receivables and interests in lease finance receivables.
The fair market value of these retained assets is impacted by management's and the market's expectations as to future losses on vehicle disposition, credit losses and prepayment rates. In June 2001, the Company experienced a deterioration in return rates and loss per unit upon disposition. This experience, combined with revised forecasts for future return rates and loss per unit, resulted in a downward revision to the vehicle disposition assumptions. The assumption for expected residual value losses for the lease securitizations was 4.9%-7.6% at March 31, 2001 and has been revised to 7.1%- 7.9% at June 30, 2001. This decline is primarily related to the performance of leases originated prior to model year 1999 and scheduled to terminate over the next 9 months. As a result of the decline, in the first quarter TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $47 million as required by EITF 99-20.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Related Party Transactions
-----------------------------------

During fiscal 2000, TMCC had an arrangement to borrow from and invest funds with Toyota Motor Sales, U.S.A., Inc. ("TMS") at short-term market rates. This arrangement was terminated on October 1, 2000, when ownership of TMCC was transferred from TMS to Toyota Financial Services Americas Corporation ("TFSA"), a holding company owned 100% by Toyota Financial Services Corporation ("TFSC"). TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation ("TMC"). Due to the termination of the arrangement, no funds were borrowed from or invested with TMS during the three months ended June 30, 2001.

In connection with the creation of TFSC and the transfer of ownership of TMCC from TMS to TFSC, the Operating Agreement with TMS and Toyota Motor Manufacturing North America Inc. ("TMMNA") was terminated, a new credit support agreement (the "TMC Credit Support Agreement") was entered into between TMC and TFSC, and a new credit support agreement (the "TFSC Credit Support Agreement") was entered into between TFSC and TMCC. Under the terms of the TMC Credit Support Agreement, TMC agreed to: 1) maintain 100% ownership of TFSC; 2) cause TFSC and its subsidiaries to have a net worth of at least Japanese yen 10 million; and 3) make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended. The agreement is not a guarantee by TMC of any securities or obligations of TFSC. Under the terms of the TFSC Credit Support Agreement, TFSC agreed to: 1) maintain 100% ownership of TMCC; 2) cause TMCC and its subsidiaries to have a net worth of at least U.S. $100,000; and 3) make sufficient funds available to TMCC so that TMCC will be able to service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper (collectively, "TMCC Securities"). The agreement is not a guarantee by TFSC of any TMCC Securities or other obligations of TMCC. The TMC Credit Support and the TFSC Credit Support Agreements are governed by, and construed in accordance with, the laws of Japan. Net charges reimbursed by TMCC to TFSC totaled $3 million for the quarter ended June 30, 2001.

TMS allocates charges for certain technological and administrative services provided to TMCC. During fiscal 2001, TMS and TMCC entered into a Shared Services Agreement covering the services TMS continues to provide after the ownership of TMCC was transferred to TFSA. Net charges reimbursed by TMCC to TMS totaled $10.8 million and $6.2 million for the quarter ended June 30, 2001 and June 30, 2000, respectively.

TMCC has extended a $42 million uncommitted revolving line of credit to iStarSystems, Inc., a corporation owned 80% by TMS. The loan bears interest at a floating rate of interest of LIBOR plus 3.75% per annum and is guaranteed by TMS. As of June 30, 2001, $32.6 million was outstanding under the line of credit and the rate was 7.74% per annum.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Segment Information
----------------------------

Financial results for the Company's operating segments are summarized below:

                                           Three Months Ended
                                                June 30,
                                           ------------------
                                            2001        2000
                                           -------     -------
                                          (Dollars in Millions)
Assets:

  Financing operations..............       $29,143     $26,570
  Insurance operations..............           684         793
  Eliminations/reclassifications....          (134)       (319)
                                           -------     -------
    Total assets....................       $29,693     $27,044
                                           =======     =======

Gross revenues:

  Financing operations..............       $   932     $   876
  Insurance operations..............            47          42
                                           -------     -------
    Total gross revenues............       $   979     $   918
                                           =======     =======

Net income:

  Financing operations..............       $    41     $    14
  Insurance operations..............             9           9
                                           -------     -------
    Total net income................       $    50     $    23
                                           =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Income
----------

The following table summarizes Toyota Motor Credit Corporation's ("TMCC's") net income by operating segment for the three months ended June 30, 2001 and 2000:

                                           Three Months Ended
                                                June 30,
                                           ------------------
                                           2001          2000
                                           ----          ----
                                          (Dollars in Millions)
Net income:
  Financing operations................      $41           $14
  Insurance operations................        9             9
                                            ---           ---
     Total net income.................      $50           $23
                                            ===           ===


Net income from financing operations increased $27 million, or 193%, for the quarter ended June 30, 2001, as compared with the quarter ended June 30, 2000 primarily due to lower interest expense, higher investment income and lower impairment of assets retained in the sale of interests in lease finance receivables, partially offset by higher depreciation expense and increased provision for income taxes. In addition, during fiscal 2000, Toyota Motor Sales, U.S.A., Inc. ("TMS") provided support to TMCC for certain vehicle disposition losses. The TMS support amount included in the Consolidated Statement of Income related to this arrangement totaled $35 million for the quarter ended June 30, 2000. TMCC did not receive any support for vehicle disposition losses for the quarter ended June 30, 2001.

Net income from insurance operations remained the same for the quarter ended June 30, 2001, as compared with the quarter ended June 30, 2000.

Earning Assets
--------------

The composition of TMCC's net earning assets (which excludes retail receivables and interests in lease finance receivables sold through securitization transactions), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the three months ended June 30, 2001 and 2000 are summarized below:


                                            June 30,       March 31,       June 30,
                                              2001           2001            2000
                                          ------------    ------------   ------------
                                                     (Dollars in Millions)

Vehicle lease
 Investment in operating leases, net.....      $ 6,775         $ 6,994        $ 7,791
 Finance leases, net.....................        6,934           6,432          4,939
                                               -------         -------        -------
Total vehicle leases.....................       13,709          13,426         12,730

Vehicle retail finance receivables, net..        9,320           9,034          9,288
Vehicle wholesale and other financing....        4,244           4,392          3,131
Allowance for credit losses..............         (231)           (227)          (211)
                                               -------         -------        -------
Total net earning assets.................      $27,042         $26,625        $24,938
                                               =======         =======        =======



                                                      Three Months Ended
                                                            June 30,
                                                      ------------------
                                                       2001        2000
                                                      -------    -------
Total contract volume:
   Vehicle lease...................................    57,000     56,000
   Vehicle retail..................................   148,000    104,000
                                                      -------    -------
Total..............................................   205,000    160,000
                                                      =======    =======

TMS sponsored contract volume:
   Vehicle lease...................................    12,000     11,000
   Vehicle retail..................................    31,000     11,000
                                                      -------    -------
Total..............................................    43,000     22,000
                                                      =======    =======

Finance penetration (excluding fleet):
   Vehicle lease...................................     13.3%      17.0%
   Vehicle retail..................................     23.1%      13.8%
                                                        -----      -----
Total..............................................     36.4%      30.8%
                                                        =====      =====

TMCC's net earning assets increased to $27.0 billion at June 30, 2001 from $26.6 billion at March 31, 2001 and $24.9 billion at June 30, 2000. Asset growth from March 31, 2001 reflects primarily higher lease and retail earning assets, partially offset by a retail receivables sold through securitization transactions and a decline in wholesale earning assets. Asset growth from June 30, 2000 reflects higher lease, retail and wholesale earning assets. The increase in lease earning assets from March 31, 2001 and June 30, 2000 was primarily due to volume which has exceeded liquidations. The increase in retail earning assets from March 31, 2001 and June 30, 2000 was primarily due to higher retail contract volume. Wholesale earning assets decreased from March 31, 2001 due to a slight decrease in the number of dealers receiving wholesale financing. Wholesale earning assets increased from June 30, 2000 primarily due to an increase in the number of dealers receiving wholesale financing. The allowance for credit losses increased from March 31, 2001 and June 30, 2000, reflecting asset growth and is deemed adequate to cover probable losses based on current and historical credit loss experience, portfolio composition and other factors.

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as a lessor and to hold title to leased vehicles in specified states. TMCC holds an undivided trust interest in lease contracts owned by the Titling Trust, and such lease contracts are included in TMCC's lease assets, until such time as the beneficial interests in such contracts are transferred in connection with a securitization transaction. Substantially all leases owned by the Titling Trust are classified as finance receivables due to certain residual value insurance arrangements in place with respect to such leases, while leases of similar nature originated outside of the Titling Trust are classified as operating leases. The purchase of residual value insurance on leases acquired by the Titling Trust before June 2001 changed the composition of the Company's earning assets resulting in an increasing mix of finance receivables relative to operating lease assets due to the classification differences described above. However, beginning June 2001, the purchasing of residual value insurance on lease contracts was terminated. As a result, the future composition of the Company's earning assets will change as substantially all leases acquired by the Titling Trust will be classified as operating leases.

TMCC's lease contract volume increased slightly during the quarter ended June 30, 2001 as compared with the quarter ended June 30, 2000 as demand for financing has shifted from leasing to retail loans.

TMCC's retail contract volume increased during the quarter ended June 30, 2001 as compared with the quarter ended June 30, 2000 reflecting higher levels of programs sponsored by TMS and strong sales of Toyota and Lexus vehicles.

Net Financing Revenues
----------------------

TMCC's net financing revenues increased 11% during the quarter ended June 30, 2001 as compared with the same period in fiscal 2000 primarily due to higher leasing and wholesale revenues on higher earning assets and lower interest expense, partially offset by lower retail financing revenues and higher depreciation on leases, described below under Depreciation on Leases. The purchase of residual value insurance for leases acquired by the Titling Trust before June 2001 caused a shift in the composition of earning assets from operating leases to finance receivables, as discussed earlier, and resulted in increased revenues from finance leases (until such interests in leases are sold in securitization transactions) and reduced operating lease revenues and straight-line depreciation on operating leases. However, due to the termination of residual value insurance on lease contracts beginning in June 2001, operating lease revenue and depreciation on operating leases are expected to increase as leases acquired by the Titling Trust will be classified as operating leases.

Investment and Other Income
---------------------------

The following table summarizes TMCC's investment and other income for the three months ended June 30, 2001 and 2000:

                                            Three Months Ended
                                                  June 30,
                                            ------------------
                                            2001          2000
                                            ----          ----
                                           (Dollars in Millions)
Investment income......................     $ 29          $  8
Servicing fee income...................       10             9
Gains on assets sold...................       26             5
                                            ----          ----
   Investment and other income.........     $ 65          $ 22
                                            ====          ====

Investment income increased $21 million during the quarter ended June 30, 2001 as compared with the quarter ended June 30, 2000 primarily due to increased interest income.

Gains on assets sold increased by $21 million for the quarter ended June 30, 2001, as compared with the same period in fiscal 2000 due to a greater spread between the annual percentage rate on receivables sold and the costs of funds on securities issued. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale, key assumptions used and current financial market conditions.

Loss on Asset Impairment
---------------------------

TMCC performs a periodic review of the fair market value of assets retained in the sale of retail receivables and interests in lease finance receivables.
The fair market value of these retained assets is impacted by management's and the market's expectations as to future losses on vehicle disposition, credit losses and prepayment rates. In June 2001, the Company experienced a deterioration in return rates and loss per unit upon disposition resulting in a downward revision to the vehicle disposition assumptions. The assumption for expected residual value losses for the lease securitizations was 4.9%-7.6% at March 31, 2001 and has been revised to 7.1%-7.9% at June 30, 2001. This decline is primarily related to the performance of leases originated prior to model year 1999 and scheduled to terminate over the next 9 months. As a result of the decline, in the first quarter TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $47 million.

Depreciation on Leases
----------------------

The following table sets forth the items included in TMCC's depreciation on leases for the three months ended June 30, 2001 and 2000:

                                                      Three Months Ended
                                                           June 30,
                                                      ------------------
                                                      2001          2000
                                                      ----          ----
                                                     (Dollars in Millions)

  Straight-line depreciation on operating leases...   $294          $318
  Provision for residual value losses..............     80            39
  TMS support for certain vehicle disposition
     losses........................................      -           (35)
                                                      ----          ----
     Total depreciation on leases..................   $374          $322
                                                      ====          ====

Straight-line depreciation expense decreased 8% during the quarter ended June 30, 2001 as compared with the quarter ended June 30, 2000 corresponding with a decline in average operating lease assets. As discussed earlier, the purchase of residual value insurance for leases acquired by the Titling Trust before June 2001 increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation on operating leases.

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

Total unguaranteed residual values related to TMCC's vehicle lease portfolio decreased from approximately $6.9 billion at March 31, 2001 to $6.7 billion at June 30, 2001. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors. The provision for residual value losses reflects management's estimate that current reserve levels are considered adequate to cover expected losses at vehicle disposition as of June 30, 2001.

Losses at vehicle disposition increased $30 million for the quarter ended
June 30, 2001 as compared to the quarter ended June 30, 2000, primarily due to higher off-lease vehicle return rates, a larger supply of vehicles coming off-lease as well as higher losses per vehicle. As a result of these factors, the provision for residual value losses was increased. The Company has taken action to reduce vehicle disposition losses by developing strategies to increase dealer and lessee purchases of off-lease vehicles, expanding marketing of off-lease vehicles through the internet and maximizing proceeds on vehicles sold through auction. In addition, TMCC implemented a new residual value setting policy beginning with model year 1999 Toyota vehicles that separately calculates the residual value applicable to the base vehicle and the residual value applicable to certain specified optional accessories and optional equipment. The model 1999 Toyota vehicles will begin to terminate during the third quarter of fiscal year 2002.

The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 51% for the quarter ended June 30, 2001 as compared to 46% for the quarter ended June 30, 2000. TMCC believes that industry-wide record levels of incentives on new vehicles and a large supply of late model off-lease vehicles have put downward pressure on used car prices. In addition, TMCC's increased vehicle return rates reflect the impact of competitive new vehicle pricing for core Toyota and Lexus models. Return rates and losses may also be affected by the amount and types of accessories or installed optional equipment included in leased vehicles. Although vehicle loss rates are typically the result of a combination of factors, to the extent certain types of optional equipment depreciate more quickly than the value of the base vehicle, leased vehicles having a greater portion of their manufacturer's suggested retail price attributable to such optional equipment will experience relatively higher levels of loss. TMCC expects increased losses at vehicle disposition to continue through fiscal 2002 due to the large supply of vehicles coming off-lease.

TMCC's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 44 months and 41 months at June 30, 2001 and 2000, respectively.

Interest Expense
----------------

Interest expense decreased $51 million, or 15%, during the quarter ended June 30, 2001 as compared with the quarter ended June 30, 2000 primarily due to a decrease in the average cost of borrowings. The weighted average cost of borrowings was 4.95% and 6.49% for the three months ended June 30, 2001 and 2000, respectively.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 10% during the quarter ended June 30, 2001 as compared with the quarter ended June 30, 2000 reflecting expenses associated with technology-related projects, as well as costs to support TMCC's growing customer base.

Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC. Net charges reimbursed by TMCC to TMS totaled $10.8 million and $6.3 million during the three months ended June 30, 2001 and 2000, respectively.

A Credit Support Fee Agreement entered into between TMCC and Toyota Financial Services Corporation ("TFSC") provides that TMCC will pay to TFSC a semi-annual fee equal to 0.05% of the weighted average outstanding amount of TMCC's Securities entitled to credit support. Credit support fees included in operating and administrative expenses for the quarter ended June 30, 2001 were $3 million and are estimated to be $12 million for fiscal 2002.

Operating and administrative expenses are also expected to increase during fiscal 2002 through 2003 as a result of the costs incurred in connection with the restructuring of TMCC's field operations. The branch offices of TMCC will be converted to serve only dealer business which includes the purchasing of contracts from dealers, financing inventories, loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements, as well as consulting on finance and insurance operations. The other functions that the branch offices currently cover, such as customer service, collections, lease termination and administrative functions, will be handled by three regional customer service centers. All three regional customer service centers will be established during fiscal 2002 with the conversion of activities expected to be completed in fiscal 2003. Restructuring charges and costs recognized during the quarter ended
June 30, 2001 were $2 million. Restructuring charges and costs recognized during fiscal 2002 are not expected to exceed $31 million. Additional restructuring charges and costs are expected through fiscal 2003. In the process of restructuring, TMCC may experience an increase during fiscal 2002 through 2003 in delinquency rates and charge off rates.

Provision for Credit Losses
---------------------------

TMCC's provision for credit losses increased 72% for the quarter ended
June 30, 2001 as compared with the quarter ended June 30, 2000, reflecting growth in earning assets and increased credit losses. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of June 30, 2001.

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

Net credit loss experience, excluding net losses on receivables sold subject to limited recourse provisions, for the three months ended June 30, 2001 and 2000, was as follows:

                                      Three Months Ended
                                           June 30,
                                      ------------------
                                      2001          2000
                                      -----        -----
                                     (Dollars in Millions)
Gross Credit Losses.............      $39.8        $27.3
Recoveries......................       (4.9)        (5.0)
                                      -----        -----
Net Credit Losses...............      $34.9        $22.3
                                      =====        =====

Annualized Net Credit Losses
   as a % of Average Earning
   Assets.......................       0.52%        0.35%


The allowance for credit losses and the allowance for credit losses as a percent of earning assets as of the balance sheet dates reported herein are summarized below:


                                    June 30,     March 31,      June 30,
                                      2001         2001           2000
                                  ------------  ------------  ------------
                                            (Dollars in Millions)

Allowance for Credit Losses.....         $231          $227          $211

Allowance for Credit Losses
   as a % of Earning Assets.....         0.85%         0.85%         0.84%


Derivatives and Hedging Activities
----------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Derivative assets and liabilities include interest rate swaps, indexed note swap agreements, cross currency interest rate swap agreements and option-based products. The accounting for the gain or loss due to changes in fair value of the hedged item depends on whether the relationship between the hedged item and the derivative instrument qualifies for hedge treatment. If the relationship between the hedged item and the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the relationship between the hedged item and the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. Additional information concerning the SFAS 133 requirements is disclosed in Note 2 - Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements. Additional information concerning the Company's derivative and hedging activities is set forth below in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

For the three months ended June 30, 2001, the Company recognized income of $9 million (reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income). The net adjustment reflects a gain of $20 million related to the ineffective portion of TMCC's fair-value hedges, offset by a $11 million decrease in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps. The decrease in the fair market value of TMCC's option-based products as well as certain interest rate swaps are due to lower market interest rates. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting. For fair value hedging relationships, all components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

Liquidity and Capital Resources
-------------------------------

The Company requires, in the normal course of business, substantial funding to support the level of its earning assets. Significant reliance is placed on the Company's ability to obtain debt funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities as well as transactions through the Company's asset-backed securitization programs. Debt issuances have generally been in the form of commercial paper, domestic and Euro medium-term notes ("MTNs") and bonds.

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $3.9 billion to $5.4 billion during the quarter ended
June 30, 2001, with an average outstanding balance of $4.5 billion.

For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.0 billion at June 30, 2001. No loans were outstanding under any of these bank credit facilities during the quarter ended June 30, 2001. TMCC also maintains uncommitted, unsecured lines of credit with banks totaling $85 million. At June 30, 2001, TMCC had issued approximately $0.6 million in letters of credit in connection with these uncommitted, unsecured lines of credit.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and Euro MTNs and bonds have provided TMCC with significant sources of funding. During the first three months of fiscal 2002, TMCC issued approximately $1.6 billion of domestic and Euro MTNs and bonds all of which had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at June 30, 2001 ranged from one to eleven years. As of June 30, 2001, TMCC had total MTNs and bonds outstanding of $18.2 billion, of which $8.6 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTNs and other debt securities. At
July 31, 2001 approximately $0.5 billion was available for issuance under this registration statement. In addition, the Company has filed a new registration statement for an additional $1 billion of securities. The Company's board of directors has authorized the registration of up to $3.5 billion under the new registration statement, and the Company may increase the amount of securities that may be issued thereunder before it is declared effective. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $16.0 billion. Approximately $4.9 billion was available for issuance under the Euro MTN program as of July 31, 2001. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital market that are not issued under its MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets. TMCC maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests in, retail receivables. During the three months ended June 30, 2001, TMCC sold retail receivables totaling $1.5 billion in connection with securities issued under the shelf registration statement. As of July 31, 2001, $1.8 billion remained available for issuance under the registration statement.

TMCC's ratio of earnings to fixed charges was 1.29 for the quarter ended June 30, 2001 as compared to 1.10 for the quarter ended June 30, 2000. The increase in the ratio is due to several factors including higher investment income and lower interest expense.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the quarter ended June 30, 2001, cash used to purchase additional finance receivables and investments in operating leases, totaling $9.1 billion, was partially provided by the liquidation and sale of earning assets totaling $8.3 billion. Investing activities resulted in a net cash use of $851 million during the quarter ended June 30, 2001, as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets. Investing activities were also supported by net cash provided by operating and financing activities totaling $459 million and $363 million, respectively, during the quarter ended June 30, 2001. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Business description and Management's Discussion and Analysis contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: that allowances for credit losses are considered adequate to cover expected credit losses; that due to the termination of residual value insurance on lease contracts, operating lease revenue and depreciation on operating leases are expected to increase; that current reserve levels are considered adequate to cover expected losses at vehicle disposition; that TMCC believes that industry-wide record levels of incentives on new vehicles and large supply of late model off-lease vehicles have put downward pressure on used car prices; that TMCC expects increased losses at vehicle disposition to continue through fiscal 2002; that operating and administrative expenses are expected to increase during fiscal 2002 through 2003 due to restructuring costs; that restructuring charges recognized during 2002 are not expected to exceed $31 million and that additional restructuring charges are expected through 2003; that TMCC may experience an increase during fiscal 2002 and 2003 in delinquency rates and charge off rates; that the implementation of the expanded tiered pricing program for both retail and lease vehicle contracts is expected to increase contract yields and, as the portfolio matures, increase credit losses in connection with purchases of higher risk contracts; that TMCC anticipates continued use of MTNs and bonds in both the United States and the international capital markets; that TMCC may issue bonds in the domestic and international capital markets that are not issued under its MTN programs; that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper, and asset-backed securitization transactions will provide sufficient liquidity to meet TMCC's future funding requirements; that TMCC does not currently anticipate non-performance by any of its counterparties.

The Company cautions that the forward looking statements referred to above involve known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; the effects of any rating agency actions; increases in market interest rates; the monetary policies exercised by the European Central Bank and other monetary authorities; increased costs associated with the Company's debt funding or restructuring efforts; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. Results actually achieved thus may differ materially from expected results included in these statements, and the Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

New Accounting Standards

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 was adopted for the Company's 2001 Transitional Annual Report to the Securities and Exchange Commission and did not have a significant impact on the Company's financial results. SFAS No. 140 disclosure requirements have been disclosed in Note 6 - Sale of Retail Receivables of the Notes to Consolidated Financial Statements.


In July 2000, the Emerging Issues Task Force reached consensus on Issue
No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Task Force reached a consensus that the holder should recognize the excess of all cash flows attributable to the beneficial interest estimated at the acquisition/transaction date (the "transaction date") over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the holder of the beneficial interest is the transferor, the initial investment would be the allocated carrying amount after application of the relative fair value allocation method required by Statement 140. The Task Force further reached a consensus that the holder of a beneficial interest should continue to update the estimate of cash flows over the life of the beneficial interest. The consensus in this issue should be applied to the accounting for interest income and impairment of beneficial interests in securitization transactions meeting the scope criteria of this issue effective for all fiscal quarters beginning after March 15, 2001. The Company has adopted Issue 99-20 and it did not have a significant impact on the Company's financial results except as disclosed in Note 6 - Sale of Retail Receivables and Valuation of Residual Interest.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


TMCC maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations caused by volatility in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes.

Fair-Value Hedges
-----------------

The Company enters into interest rate swaps, indexed note swap agreements and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is covered by option-based products. (Additional information regarding option-based products is set forth below under "Non-Hedging Activities.").

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

TMCC uses indexed note swap agreements in managing its exposure in connection with debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying indices. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities.

TMCC uses cross currency interest rate swap agreements to entirely hedge exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executing cross currency interest rate swap agreements which involve the exchange of foreign currency principal and interest obligations for U.S. dollar obligations at agreed-upon currency exchange and interest rates.

Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at June 30, 2001 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at June 30, 2001 was $225.4 million on an aggregate notional amount of $39.5 billion. Additionally, at June 30, 2001, approximately 93% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not currently anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of June 30, 2001. TMCC has not experienced any counterparty default during the quarter ended June 30, 2001.

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

Value-at-Risk Methodology
-------------------------

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

The value-at-risk methodology uses six years of historical interest rate data to build a database of prediction errors in forward rates for a one month holding period. These prediction errors are then applied randomly to current forward rates through a Monte Carlo process to simulate 500 potential future yield curves. The portfolio is then re-priced with these curves to develop a distribution of future portfolio values. Options in the portfolio are priced with current market implied volatilities and the simulated yield curves using the Black Scholes method. The lowest portfolio value at the 95% confidence interval is compared with the current portfolio value to derive the value-at-risk number.

The value-at-risk and the average value-at-risk of TMCC's portfolio as of June 30, 2001 and for the three months ended June 30, 2001, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:


                                                                 Average for the
                                                 As of         Three Months Ended
                                             June 30, 2001        June 30, 2001
                                           -----------------   -------------------
Mean portfolio value.....................     $5,705 million        $4,824 million
Value-at-risk............................     $134.0 million        $122.1 million
Percentage of the mean portfolio value...        2.4%                  2.5%
Confidence level.........................       95.0%                 95.0%



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


A reconciliation of the activity of TMCC's derivative financial instruments for the three months ended June 30, 2001 and 2000 is as follows:

                                                  Three Months Ended June 30,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  2001    2000    2001    2000    2001    2000    2001    2000
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $8.3    $7.8   $16.9   $19.1   $11.5    $8.4    $0.6    $1.5

Add:
   New agreements...............   0.6     0.8     3.3     0.9     0.6     2.5     0.1       -

Less:

   Terminated agreements........     -       -       -       -       -       -       -     0.1
   Expired agreements...........     -       -     0.9     0.7     1.2     0.6     0.3       -
                                  ----    ----   -----   -----   -----   -----    ----    ----
Ending notional amount..........  $8.9    $8.6   $19.3   $19.3   $10.9   $10.3    $0.4    $1.4
                                  ====    ====   =====   =====   =====   =====    ====    ====


Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month periods ended June 30, 2001 and 2000, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated
August 14, 2001 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in TMCC's business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of June 30, 2001 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.

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

          (b)   Reports on Form 8-K

          The following report on Form 8-K was filed by the registrant during the quarter ended June 30, 2001, which did not contain financial statements:

          Date of Report                      Items Reported
          -----------------       -------------------------------------------
          June 8, 2001            Item 7. Financial Statements, Pro Forma
                                  Financial Information and Exhibits.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   August 14, 2001                   By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                     George E. Borst
                                                      President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)


Date:   August 14, 2001                   By     /S/ NOBUKAZU TSURUMI
                                             -------------------------------
                                                     Nobukazu Tsurumi
                                                  Executive Vice President
                                                 and Treasurer and Director
                                               (Principal Financial Officer)

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