Form 10-Q
period 2001-09-30
TOYOTA MOTOR CREDIT CORP
filed 2001-11-09
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 2001
                                     ------------------
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

          As of October 31, 2001, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                         September 30,    March 31,    September 30,
                                             2001           2001            2000
                                         ------------   -------------  ------------
                                         (Unaudited)
               ASSETS
               ------

Cash and cash equivalents...............      $ 1,167         $   294       $   170
Investments in marketable securities....          854           1,075           871
Finance receivables, net................       19,813          19,216        18,168
Finance receivables, net - securitized..        1,407               -             -
Investments in operating leases, net....        7,321           7,409         7,964
Derivative assets.......................          615             379             -
Other assets............................          793             762           863
Income taxes receivable.................          109              79             -
                                              -------         -------       -------

         Total Assets...................      $32,079         $29,214       $28,036
                                              =======         =======       =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable.................      $24,127         $22,194       $21,098
Notes payable related to securitized
   finance receivables structured as
   collateralized borrowings............        1,072               -             -
Derivative liabilities..................        1,193           1,414             -
Other liabilities.......................          774             925         2,301
Deferred income.........................          770             699           681
Deferred income taxes...................        1,569           1,468         1,483
                                              -------         -------       -------
      Total Liabilities.................       29,505          26,700        25,563
                                              -------         -------       -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized;
       91,500 issued and outstanding)...          915             915           915
   Retained earnings....................        1,648           1,581         1,539
   Accumulated other comprehensive
      income............................           11              18            19
                                              -------         -------       -------
      Total Shareholder's Equity........        2,574           2,514         2,473
                                              -------         -------       -------
         Total Liabilities and
         Shareholder's Equity...........      $32,079         $29,214       $28,036
                                              =======         =======       =======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                           Three Months Ended     Six Months Ended
                                              September 30,         September 30,
                                           ------------------     ------------------
                                            2001        2000       2001        2000
                                           ------      ------     ------      ------
                                              (Unaudited)             (Unaudited)

Financing Revenues:

   Leasing................................ $  617      $  614     $1,237      $1,220
   Retail financing.......................    216         198        410         402
   Wholesale and other dealer financing...     49          52        109         103
                                           ------      ------     ------      ------

Total financing revenues..................    882         864      1,756       1,725

   Depreciation on leases.................    380         368        754         690
   Interest expense.......................    268         348        564         695
   SFAS 133 fair value adjustments........     77           -         68           -
                                           ------      ------     ------      ------

Net financing revenues....................    157         148        370         340

Insurance premiums earned and contract
   revenues...............................     40          35         80          70
Investment and other income...............     32          37         97          59

Loss on asset impairment..................      -           -         47          60
                                           ------      ------     ------      ------

Net financing revenues and other revenues.    229         220        500         409
                                           ------      ------     ------      ------

Expenses:

   Operating and administrative...........    129         103        243         207
   Provision for credit losses............     51          46        101          75
   Insurance losses and loss adjustment
      expenses............................     18          22         38          43
                                           ------      ------     ------      ------

Total expenses............................    198         171        382         325
                                           ------      ------     ------      ------

Income before equity in net loss of
   subsidiary and income taxes............     31          49        118          84

Equity in net loss of subsidiary..........      -           -          -           1
Provision for income taxes................     10          25         47          36
                                           ------      ------     ------      ------

Net Income................................ $   21      $   24     $   71      $   47
                                           ======      ======     ======      ======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                           Accumulated
                                                             Other
                                   Capital    Retained    Comprehensive
                                    Stock     Earnings       Income         Total
                                   -------    --------    -------------    --------

Balance at March 31, 2000
   (unaudited)...................   $  915     $ 1,492      $       15      $ 2,422
                                    ------     -------      ----------      -------

Net income for the six months
   ended September 30, 2000......        -          47               -           47

Dividends........................        -           -               -            -

Change in net unrealized gains
   on available-for-sale
   marketable securities.........        -           -               4            4
                                    ------    --------      ----------      -------
Total Comprehensive Income.......        -          47               4           51
                                    ------    --------      ----------      -------


Balance at September 30, 2000....   $  915     $ 1,539      $       19      $ 2,473
                                    ======     =======      ==========      =======




Balance at March 31, 2001........   $  915     $ 1,581      $       18      $ 2,514
                                    ------     -------      ----------      -------

Net income for the six months
   ended September 30, 2001......        -          71               -           71

Dividends........................        -          (4)              -           (4)

Change in net unrealized gains
   on available-for-sale
   marketable securities.........        -           -              (7)          (7)
                                    ------    --------      ----------      -------
Total Comprehensive Income.......        -          67              (7)          60
                                    ------    --------      ----------      -------


Balance at September 30, 2001
   (unaudited)...................   $  915     $ 1,648      $       11      $ 2,574
                                    ======     =======      ==========      =======





See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                           Six Months Ended
                                                                             September 30,
                                                                      --------------------------
                                                                         2001            2000
                                                                       --------        --------
                                                                             (Unaudited)
Cash flows from operating activities:

   Net income...............................................           $     71        $     47
                                                                       --------        --------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Fair value adjustments of SFAS 133 derivatives.....                 68               -
         Depreciation and amortization......................                750             757
         Provision for credit losses........................                101              75
         Gain from sale of finance receivables, net.........                (25)             (4)
         Gain from sale of marketable securities, net.......                 (1)             (7)
         Loss on asset impairment...........................                 47              60
         Increase in other assets...........................                (82)           (200)
         Increase in deferred income taxes..................                101              56
         (Decrease) increase in other liabilities...........               (102)             61
                                                                       --------        --------
   Total adjustments........................................                857             798
                                                                       --------        --------

Net cash provided by operating activities...................                928             845
                                                                       --------        --------

Cash flows from investing activities:

   Addition to investments in marketable securities.........               (963)         (1,031)
   Disposition of investments in marketable securities......              1,162             600
   Purchase of finance receivables..........................            (16,040)        (12,827)
   Liquidation of finance receivables.......................             12,517          10,106
   Proceeds from sale of finance receivables................              1,450           1,449
   Addition to investments in operating leases..............             (1,985)         (1,448)
   Disposition of investments in operating leases...........              1,336           1,143
   (Increase) decrease in receivable from Affiliate.........                (42)             54
                                                                       --------        --------

Net cash used in investing activities.......................             (2,565)         (1,954)
                                                                       --------        --------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable........              6,000           3,184
   Payments on notes and loans payable......................             (1,890)         (2,393)
   Net (decrease) increase in commercial paper with
      original maturities less than 90 days.................             (1,600)            329
                                                                       --------        --------

Net cash provided by financing activities...................              2,510           1,120
                                                                       --------        --------


Net increase in cash and cash equivalents...................                873              11

Cash and cash equivalents at the beginning of the period....                294             159
                                                                       --------        --------

Cash and cash equivalents at the end of the period..........           $  1,167        $    170
                                                                       ========        ========

Supplemental disclosures:

   Interest paid............................................           $   588         $    672
   Income taxes paid........................................           $    50         $      6


See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

The accompanying information pertaining to the six months ended
September 30, 2001 and 2000 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited financial information reflects all adjustments necessary for a fair statement of the results for the interim periods presented. The results of operations for the six months ended September 30, 2001 are not necessarily indicative of those expected for any other interim period or for a full year. Certain September 2000 accounts have been reclassified to conform with the September 2001 and March 2001 presentation.

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

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Finance Receivables
----------------------------

Finance receivables, net and Finance receivables, net - securitized consisted of the following:

                                         September 30,    March 31,    September 30,
                                             2001           2001           2000
                                         -------------  -------------  -------------
                                                    (Dollars in Millions)

Retail.................................       $11,480        $ 9,370        $10,630
Finance leases.........................         8,244          7,871          6,742
Wholesale and other dealer loans.......         3,151          3,619          2,325
                                              -------        -------        -------
                                               22,875         20,860         19,697
Unearned income........................        (1,470)        (1,476)        (1,361)
Allowance for credit losses............          (185)          (168)          (168)
                                              -------        -------        -------
   Finance receivables, net............       $21,220        $19,216        $18,168
                                              =======        =======        =======

Finance leases included estimated unguaranteed residual values of $1,799 million, $1,532 million and $1,309 million at September 30, 2001, March 31, 2001 and September 30, 2000, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $51 million, $29 million and $32 million at September 30, 2001, March 31, 2001 and September 30, 2000, respectively.


Note 3 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                           September 30,   March 31,   September 30,
                                               2001          2001          2000
                                          ------------- -------------  -------------
                                                    (Dollars in Millions)
Vehicles..................................     $8,594        $8,891         $9,553
Equipment and other.......................        712           689            646
                                               ------        ------         ------
                                                9,306         9,580         10,199
Accumulated depreciation..................     (1,922)       (2,112)        (2,173)
Allowance for credit losses ..............        (63)          (59)           (62)
                                               ------        ------         ------
   Investments in operating leases, net...     $7,321        $7,409         $7,964
                                               ======        ======         ======

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Derivatives and Hedging Activities
-------------------------------------------

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

For the six months ended September 30, 2001, the Company recognized a loss of $68 million (reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income). The net adjustment reflects a $94 million decrease primarily in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps, partially offset by a net gain of $26 million related to the ineffective portion of TMCC's fair-value hedges. The decrease in the fair market value of TMCC's option-based products as well as certain interest rate swaps are primarily due to lower market interest rates. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting, is discussed in Non-Hedging Activities below. For fair value hedging relationships, all components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

TMCC maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its economic exposure to fluctuations caused by volatility in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes.

Fair-Value Hedges
-----------------

The Company enters into interest rate swaps, indexed note swap agreements and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is covered by option-based products. (Refer to non-hedging activities below for a discussion on option-based products).

TMCC uses interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as either an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. The original maturities of interest rate swap agreements ranged from one to ten years at September 30, 2001.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Derivatives and Hedging Activities (Continued)
------------------------------------

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

Non-Hedging Activities
----------------------

Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements and interest rate swaps. Option-based products are agreements which either grant TMCC the right to receive, or require TMCC to make payments at, specified interest rate levels. Option-based products are used to hedge interest rate risk from an economic perspective on TMCC's portfolio.

The Company uses this strategy to moderate its exposure to volatility in LIBOR. These products are not linked to specific assets and liabilities that appear on the balance sheet and therefore, do not qualify for hedge accounting.

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


Note 4 - Derivatives and Hedging Activities (Continued)
------------------------------------

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                           September 30,         March 31,      September 30,
                                               2001                2001             2000
                                           ------------       -------------     ------------
                                                          (Dollars in Millions)
Commercial paper, net....................       $ 2,997             $ 4,407          $ 3,292
Extendible commercial notes, net.........             -                   -              195
                                                -------             -------          -------
Other senior debt, due in the fiscal
   years ending:
   2001..................................             -                   -            4,658
   2002..................................         3,725               4,620            2,975
   2003..................................         3,964               3,080            3,434
   2004..................................         5,523               5,182            3,623
   2005..................................         2,997               1,839              851
   2006..................................         1,755               1,228               78
   Thereafter............................         3,166               1,838            1,917
                                                -------             -------          -------
                                                 21,130              17,787           17,536
Unamortized premium......................             -                   -               75
                                                -------             -------          -------
   Total other senior debt...............        21,130              17,787           17,611
                                                -------             -------          -------
      Notes and loans payable............       $24,127             $22,194          $21,098
                                                =======             =======          =======

Notes and loans payable at September 30, 2001 and March 31, 2001, reflect the adjustments required under SFAS 133 for derivatives and debt instruments which qualify for hedge treatment as discussed in Note 4 - Derivatives and Hedging Activities. Prior period amounts have not been restated. The notional amount of notes and loans payable was $24.6 billion at September 30, 2001.

Short-term borrowings include commercial paper, extendible commercial notes and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 21 days and 3.01%, respectively, at September 30, 2001. At September 30, 2001, TMCC had no extendible commercial notes. Short-term MTNs with original terms of one year or less, included in other senior debt, were $2,817 million at September 30, 2001. The weighted average interest rate on these short-term MTNs was 7.56% at September 30, 2001, excluding the effect of interest rate swap agreements.

Other senior debt includes certain MTNs, euro bonds and domestic bonds. The weighted average interest rate on other senior debt was 4.80% at September 30, 2001, including the effect of interest rate swap agreements. This rate has been calculated using rates in effect at September 30, 2001, some of which are floating rates that reset periodically. Less than one percent of other senior debt at September 30, 2001 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year.

Approximately 16% of other senior debt at September 30, 2001 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 4.91% at September 30, 2001. TMCC manages interest rate risk through continuous adjustment of the mix of fixed and floating rated debt using interest rate swap agreements and option-based products.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Notes and Loans Payable (Continued)
--------------------------------

Included in notes and loans payable at September 30, 2001 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $8.5 billion.


Note 6 - Sale of Retail Receivables and Valuation of Residual Interest
----------------------------------------------------------------------

In September 2001, TMCC securitized retail finance receivables totaling $1.5 billion. This securitization is treated as a sale for legal purposes, but is treated as a secured borrowing for accounting purposes since the securitization trust is not a qualifying special purpose entity. The receivables and debt issued will remain on the balance sheet pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"), as amended. This accounting method is referred to as the "portfolio method".

Under the portfolio method, the finance receivables transferred to the securitization trust and held as collateral for the notes issued to investors are classified as "Finance receivables, net - securitized". The average annual percentage rate for these receivables is approximately 8.55%. The notes issued to investors in the securitization trust are classified as "Notes payable related to securitized finance receivables structured as collateralized borrowings".

Included in investment and other income for the six months ended
September 30, 2001 is a net pretax gain of $29.5 million resulting from the sale of retail finance receivables in May 2001. The gain on sale recorded depends on the carrying amount of the assets at the time of the sale. The carrying amount is allocated between the assets sold and the retained interests based on their relative fair values at the date of the sale. The fair value of retained interests was estimated by discounting expected cash flows using management's best estimates of key assumptions.

TMCC performs a periodic review of the fair market value of assets retained in the sale of retail receivables and interests in lease finance receivables.
The fair market value of these retained assets is impacted by management's and the market's expectations as to future losses on vehicle disposition, credit losses and prepayment rates. In June 2001, the Company experienced a deterioration in return rates and loss per unit upon disposition. This experience, combined with revised forecasts for future return rates and loss per unit, resulted in a downward revision to the vehicle disposition assumptions. The assumption for expected residual value losses for the lease securitizations was 4.9%-7.6% at March 31, 2001 and was revised to 7.1%-7.9% at June 30, 2001. This decline was primarily related to the performance of leases originated prior to model year 1999 and scheduled to terminate over the next 6 months. As a result of the decline, in the first quarter TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $47 million as required by EITF 99-20, which was adopted in the first quarter of fiscal year 2002.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Related Party Transactions
-----------------------------------

During fiscal 2000, TMCC had an arrangement to borrow from and invest funds with Toyota Motor Sales, U.S.A., Inc. ("TMS") at short-term market rates.
This arrangement was terminated on October 1, 2000, when ownership of TMCC was transferred from TMS to Toyota Financial Services Americas Corporation ("TFSA"), a holding company owned 100% by Toyota Financial Services Corporation ("TFSC"). TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation ("TMC"). No funds were borrowed from or invested with TMS under this arrangement during the six months ended September 30, 2001. However, TMS made a short term $282 million loan to TMCC at an interest rate of 3.53% in September 2001 to assist TMCC in its efforts to assure continuing liquidity during the financial market dislocations that occurred in the aftermath of the events of September 11, 2001. The loan and interest incurred was repaid in full prior to September 30, 2001.

In connection with the creation of TFSC and the transfer of ownership of TMCC from TMS to TFSC, the Operating Agreement with TMS and Toyota Motor Manufacturing North America Inc. ("TMMNA") was terminated, a new credit support agreement (the "TMC Credit Support Agreement") was entered into between TMC and TFSC, and a new credit support agreement (the "TFSC Credit Support Agreement") was entered into between TFSC and TMCC. Under the terms of the TMC Credit Support Agreement, TMC agreed to: 1) maintain 100% ownership of TFSC; 2) cause TFSC and its subsidiaries to have a net worth of at least Japanese yen 10 million; and 3) make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended. The agreement is not a guarantee by TMC of any securities or obligations of TFSC. Under the terms of the TFSC Credit Support Agreement, TFSC agreed to: 1) maintain 100% ownership of TMCC;
2) cause TMCC and its subsidiaries to have a net worth of at least U.S. $100,000; and 3) make sufficient funds available to TMCC so that TMCC will be able to service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper (collectively, "TMCC Securities"). The agreement is not a guarantee by TFSC of any TMCC Securities or other obligations of TMCC. The TMC Credit Support and the TFSC Credit Support Agreements are governed by, and construed in accordance with, the laws of Japan. Net charges reimbursed by TMCC to TFSC totaled $3 million and $6 million for the quarter and six months ended September 30, 2001, respectively.

TMS allocates charges for certain technological and administrative services provided to TMCC. During fiscal 2001, TMS and TMCC entered into a Shared Services Agreement covering the services TMS continues to provide after the ownership of TMCC was transferred to TFSA. Net charges reimbursed by TMCC to TMS totaled $15.9 million and $6.2 million for the quarters ended
September 30, 2001 and September 30, 2000, respectively, and $26.7 million and $12.5 million for the six months ended September 30, 2001 and September 30, 2000, respectively.

TMCC has extended a $42.5 million uncommitted revolving line of credit to iStarSystems, Inc., a corporation owned 80% by TMS. The loan bears interest at a floating rate of interest of LIBOR plus 3.75% per annum and is guaranteed by TMS. As of September 30, 2001, $36.8 million was outstanding under the line of credit and the rate was 7.21% per annum.

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

TMCC has guaranteed payments of principal, interest and premiums, if any, on $60 million principal amount of flexible rate demand pollution control revenue bonds issued by Gibson County, Indiana, of which $10 million matures in October 2027, January 2028, January 2029, January 2030, February 2031 and September 2031. The bonds were issued in connection with the Indiana manufacturing facility of an affiliate.

TMCC has guaranteed $100 million of the debt of Toyota Credit Argentina, S.A. ("TCA"). As of September 30, 2001, $45 million remained uncommitted.

TMCC has guaranteed $200 million of the debt of Banco Toyota do Brasil, S.A. ("BTB"). As of September 30, 2001, $170 million remained uncommitted.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Segment Information
----------------------------

Financial results for the Company's operating segments are summarized below:

                                      Three Months Ended    Six Months Ended
                                         September 30,        September 30,
                                      ------------------   ------------------
                                        2001       2000      2001       2000
                                      -------    -------   -------    -------
                                               (Dollars in Millions)
Assets:

  Financing operations..............  $31,516    $27,525   $31,516    $27,525
  Insurance operations..............      699        863       699        863
  Eliminations/reclassifications....     (136)      (352)     (136)      (352)
                                      --------   -------   -------    -------
    Total assets....................  $32,079    $28,036   $32,079    $28,036
                                      ========   =======   =======    =======

Gross revenues:

  Financing operations..............  $   906    $   890   $ 1,838    $ 1,766
  Insurance operations..............       48         46        95         88
                                      -------    -------   -------    -------
    Total gross revenues............  $   954    $   936   $ 1,933    $ 1,854
                                      =======    =======   =======    =======

Net income:

  Financing operations..............  $     9    $    15   $    50    $    29
  Insurance operations..............       12          9        21         18
                                      -------    -------   -------    -------
    Total net income................  $    21    $    24   $    71    $    47
                                      =======    =======   =======    =======



Note 10 - Subsequent Events
---------------------------

On October 26, 2001, TMCC committed to guarantee an additional $10 million of TCA debt, which is an increase from the $55 million committed as of September 30, 2001. The total amount TMCC has guaranteed for TCA remains unchanged at $100 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Income
----------

The following table summarizes Toyota Motor Credit Corporation's ("TMCC's") net income by operating segment for the three and six months ended September 30, 2001 and 2000:

                                      Three Months Ended     Six Months Ended
                                         September 30,         September 30,
                                      ------------------     -----------------
                                       2001        2000       2001       2000
                                       ----        ----       ----       ----
                                               (Dollars in Millions)
Net income:
  Financing operations..............   $  9        $ 15       $ 50       $ 29
  Insurance operations..............     12           9         21         18
                                       ----        ----       ----       ----
     Total net income...............   $ 21        $ 24       $ 71       $ 47
                                       ====        ====       ====       ====


Net income from financing operations decreased $6 million, or 40%, for the quarter ended September 30, 2001, as compared with the same period in fiscal 2000 primarily due to the unfavorable fair value adjustment related to the Statement of Financial Statement Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income, increased termination losses and increased operating and administrative expenses, partially offset by lower interest expense and increased finance revenues.

Net income from financing operations increased $21 million, or 72%, for the six months ended September 30, 2001, as compared with the same period in fiscal 2000 primarily due to lower interest expense, higher investment income, increased finance revenues, and lower impairment on assets retained in the sale of interests in lease finance receivables, partially offset by higher depreciation expense, unfavorable fair value adjustment related to SFAS 133, and increased termination losses. In addition, during fiscal 2000, Toyota Motor Sales, U.S.A., Inc. ("TMS") provided support to TMCC for certain vehicle disposition losses. The TMS support amount included in the Consolidated Statement of Income related to this arrangement totaled $35 million for the six months ended September 30, 2000. TMCC did not receive any support for vehicle disposition losses for the six months ended September 30, 2001.

Net income from insurance operations increased $3 million, or 33%, and $3 million, or 17%, for the quarter and six months ended September 30, 2001, respectively, as compared with the same periods in fiscal 2000 primarily due to increased insurance premiums earned and decreased loss adjustment expenses, partially offset by increased provision for income taxes.

Earning Assets
--------------

The composition of TMCC's net earning assets (which excludes receivables sold through securitization transactions that qualify as a sale for legal and accounting purposes, but includes receivables sold through securitization transactions that qualify as a sale for legal but not accounting purposes, under the Financial Accounting Standards Board Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the six months ended September 30, 2001 and 2000 are summarized below:


                                        September 30,    March 31,    September 30,
                                            2001            2001           2000
                                        -------------  -------------  -------------
                                                   (Dollars in Millions)

Vehicle lease
 Investment in operating leases, net....      $ 6,898        $ 6,994        $ 7,580
 Finance leases, net....................        6,776          6,432          5,504
                                              -------        -------        -------
Total vehicle leases....................       13,674         13,426         13,084

Vehicle retail finance receivables, net.       11,165          9,034         10,235
Vehicle wholesale and other financing...        3,950          4,392          3,043
Allowance for credit losses.............         (248)          (227)          (230)
                                              -------        -------        -------
Total net earning assets................      $28,541        $26,625        $26,132
                                              =======        =======        =======



                                           Three Months Ended    Six Months Ended
                                              September 30,        September 30,
                                           ------------------    ----------------
                                            2001        2000      2001      2000
                                           -------    -------    -------  -------
Total contract volume:
   Vehicle lease........................    49,000     57,000    106,000  113,000
   Vehicle retail.......................   158,000    119,000    306,000  223,000
                                           -------    -------    -------  -------
Total...................................   207,000    176,000    412,000  336,000
                                           =======    =======    =======  =======

TMS sponsored contract volume:
   Vehicle lease........................    11,000     13,000     23,000   24,000
   Vehicle retail.......................    29,000     15,000     60,000   26,000
                                           -------    -------    -------  -------
Total...................................    40,000     28,000     83,000   50,000
                                           =======    =======    =======  =======

Finance penetration (excluding fleet):
   Vehicle lease........................     11.6%      13.5%      12.5%    13.7%
   Vehicle retail.......................     24.5%      18.8%      23.8%    17.9%
                                            -----      -----      -----    -----
Total...................................     36.1%      32.3%      36.3%    31.6%
                                            =====      =====      =====    =====

TMCC's net earning assets increased to $28.5 billion at September 30, 2001 from $26.6 billion at March 31, 2001 and $26.1 billion at September 30, 2000. Asset growth from March 31, 2001 reflects primarily higher lease and retail earning assets, partially offset by a decline in wholesale earning assets. Asset growth from September 30, 2000 reflects higher lease, retail and wholesale earning assets. The increase in lease earning assets from March 31, 2001 and September 30, 2000 was primarily due to origination volume which has exceeded liquidations. The increase in retail earning assets from March 31, 2001 and September 30, 2000 was primarily due to higher retail contract volume. Wholesale earning assets decreased from March 31, 2001 due to a slight decrease in the number of wholesale units financed. Wholesale earning assets increased from September 30, 2000 primarily due to an increase in the number of dealers receiving wholesale financing and an increase in wholesale units financed. The allowance for credit losses increased from March 31, 2001 and September 30, 2000, reflecting asset growth and is deemed adequate to cover probable losses based on current and historical credit loss experience, portfolio composition and other factors.

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as a lessor and to hold title to leased vehicles in specified states. TMCC holds an undivided trust interest in lease contracts owned by the Titling Trust, and such lease contracts are included in TMCC's lease assets, until such time as the beneficial interests in such contracts are transferred in connection with a securitization transaction. Substantially all leases owned by the Titling Trust are classified as finance receivables due to certain residual value insurance arrangements in place with respect to such leases, while leases of similar nature originated outside of the Titling Trust are classified as operating leases. The purchase of residual value insurance on leases acquired by the Titling Trust before June 2001 changed the composition of the Company's earning assets resulting in an increasing mix of finance receivables relative to operating lease assets due to the classification differences described above. However, beginning June 2001, the purchasing of residual value insurance on lease contracts was terminated. As a result, the future composition of the Company's earning assets will change as more leases acquired by the Titling Trust will be classified as operating leases.

TMCC's lease contract volume decreased slightly during the quarter and six months ended September 30, 2001, as compared with the same periods in fiscal 2000, as demand for financing has shifted from leasing to retail loans.

TMCC's retail contract volume increased during the quarter and six months ended September 30, 2001, as compared with the same periods in fiscal 2000, reflecting higher levels of programs sponsored by TMS and strong sales of Toyota and Lexus vehicles.

Net Financing Revenues
----------------------

TMCC's net financing revenues increased $9 million, or 6%, and $30 million, or 9%, for the quarter and six months ended September 30, 2001, respectively, as compared with the same periods in fiscal 2000 primarily due to lower interest expense and higher leasing and retail revenues on higher earning assets, partially offset by unfavorable fair value adjustments related to SFAS 133 and higher depreciation on leases.


Depreciation on Leases
----------------------

The following table sets forth the items included in TMCC's depreciation on leases for the three and six months ended September 30, 2001 and 2000:

                                                     Three Months Ended      Six Months Ended
                                                        September 30,          September 30,
                                                     ------------------      ----------------
                                                      2001        2000        2001      2000
                                                      ----        ----        ----      ----
                                                                (Dollars in Millions)

  Straight-line depreciation on operating leases..    $293        $311        $587      $629
  Provision for residual value losses.............      87          57         167        96
  TMS support for certain vehicle disposition
     losses.......................................       -           -           -       (35)
                                                      ----        ----        ----      ----
     Total depreciation on leases.................    $380        $368        $754      $690
                                                      ====        ====        ====      ====

Straight-line depreciation expense decreased $18 million, or 6%, and $42 million, or 7%, for the quarter and six months ended September 30, 2001, respectively, as compared with the same periods in fiscal 2000 corresponding with a decline in average operating lease assets. As discussed earlier, the purchase of residual value insurance for leases acquired by the Titling Trust before June 2001 increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation on operating leases.

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

Total unguaranteed residual values related to TMCC's vehicle lease portfolio remained unchanged at $6.9 billion at September 30, 2001 and March 31, 2001. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors. The provision for residual value losses reflects management's estimate that current reserve levels are considered adequate to cover expected losses at vehicle disposition as of September 30, 2001.

Losses at vehicle disposition increased $17 million and $47 million for the quarter and six months ended September 30, 2001, respectively, as compared with the same periods in fiscal 2000, primarily due to a larger supply of vehicles coming off-lease and higher off-lease vehicle return rates. As a result of these factors, the provision for residual value losses was increased. The Company has taken action to reduce vehicle disposition losses by developing strategies to increase dealer and lessee purchases of off-lease vehicles, expanding marketing of off-lease vehicles through the internet and maximizing proceeds on vehicles sold through auction. In addition, TMCC implemented a new residual value setting policy beginning with model year 1999 Toyota vehicles that separately calculates the residual value applicable to the base vehicle and the residual value applicable to certain specified optional accessories and optional equipment. The model 1999 Toyota vehicles will begin to terminate during the third quarter of fiscal year 2002.

The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 51% for the six months ended September 30, 2001 as compared to 49% for the same period in fiscal 2000. TMCC believes that the impact of competitive new vehicle pricing for core Toyota and Lexus models, industry-wide record levels of incentives on new vehicles, a large supply of late model off-lease vehicles, and increased vehicle return rates have put downward pressure on used car prices. The Company expects that these factors will be compounded by auto manufacturers' responding to the events of September 11, 2001 with additional incentives.
The Company also expects that these incentives will cause an increased supply of used cars to be returned to dealers in the form of trade-ins. Even though the magnitude of these factors cannot be quantified at this time, management will assess any impact as more information becomes available.

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

As a result of the factors discussed above, TMCC expects increased losses at vehicle disposition to continue through fiscal 2002. Even though the magnitude of these factors cannot be quantified, management believes the allowances for credit losses are considered adequate to cover expected credit losses as of September 30, 2001.

TMCC's lease portfolio includes contracts with original terms ranging from 7 to 60 months; the average original contract term in TMCC's lease portfolio was 44 months and 42 months at September 30, 2001 and 2000, respectively.

Interest Expense
----------------

Interest expense decreased $80 million, or 23%, and $131 million, or 19%, during the quarter and six months ended September 30, 2001, respectively, as compared with the same periods in fiscal 2000 primarily due to a decrease in the average cost of borrowings. The weighted average cost of borrowings was 4.80% and 6.49% for the six months ended September 30, 2001 and 2000, respectively.


Insurance
---------

The principal activities of TMCC's insurance subsidiary, Toyota Motor Insurance Services, Inc. ("TMIS"), include marketing, underwriting, claims administration and providing certain coverages related to vehicle service agreements and contractual liability agreements sold by or through Toyota and Lexus vehicle dealers and affiliates to customers. In addition, TMIS insures and reinsures certain TMS and TMCC risks. Insurance premiums earned and contract revenues recognized from insurance operations increased $5 million and $10 million during the quarter ended and six months ended September 30, 2001, respectively, as compared with the same periods in 2000 primarily due to increased contract volume.


Investment and Other Income
---------------------------

The following table summarizes TMCC's investment and other income for the three and six months ended September 30, 2001 and 2000:

                                   Three Months Ended     Six Months Ended
                                      September 30,         September 30,
                                   ------------------     ----------------
                                    2001        2000       2001      2000
                                    ----        ----       ----      ----
                                             (Dollars in Millions)
Investment income...............    $ 25        $ 29       $ 54      $ 37
Servicing fee income............       8           8         18        17
Gains on assets sold............       -           -         25         5
Loss on repurchases.............      (1)          -          -         -
                                    ----        ----       ----      ----
   Investment and other income..    $ 32        $ 37       $ 97      $ 59
                                    ====        ====       ====      ====

Investment income decreased $4 million, or 14%, during the quarter ended September 30, 2001, as compared with the same period in fiscal 2000, primarily due to lower realized gains on fixed income investments.

Investment income increased $17 million, or 46%, during the six months ended September 30, 2001, as compared with the same period in fiscal 2000, primarily due to the higher earning base from the retention of Class A-1 notes on securitized finance receivables.

Gains on assets sold increased $20 million, or 400%, for the six months ended September 30, 2001, as compared with the same period in fiscal 2000, due to a greater spread between the annual percentage rate on receivables sold and the costs of funds on securities issued. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale, key assumptions used and current financial market conditions.


Loss on Asset Impairment
---------------------------

TMCC performs a periodic review of the fair market value of assets retained in the sale of retail receivables and interests in lease finance receivables.
The fair market value of these retained assets is impacted by management's and the market's expectations as to future losses on vehicle disposition, credit losses and prepayment rates. In June 2001, the Company experienced a deterioration in return rates and loss per unit upon disposition. This experience, combined with revised forecasts for future return rates and loss per unit, resulted in a downward revision to the vehicle disposition assumptions. The assumption for expected residual value losses for the lease securitizations was 4.9%-7.6% at March 31, 2001 and was revised to 7.1%-7.9% at June 30, 2001. This decline was primarily related to the performance of leases originated prior to model year 1999 and scheduled to terminate over the next 6 months. As a result of the decline, in the first quarter TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $47 million as required by EITF 99-20.


Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased $26 million, or 25%, and $36 million, or 17%, for the quarter and six months ended September 30, 2001, respectively, as compared with the same periods in fiscal 2000 reflecting expenses associated with technology-related projects, the restructuring of TMCC's field operations, as well as costs to support TMCC's growing customer base.

Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC. Net charges reimbursed by TMCC to TMS totaled $26.7 million and $12.5 million during the six months ended September 30, 2001 and 2000, respectively.

A Credit Support Fee Agreement entered into between TMCC and Toyota Financial Services Corporation ("TFSC") provides that TMCC will pay to TFSC a semi-annual fee equal to 0.05% of the weighted average outstanding amount of TMCC's securities entitled to credit support. Credit support fees included in operating and administrative expenses for the quarter and six months ended September 30, 2001 were $3 million and $6 million, respectively, and are estimated to be $12 million for fiscal 2002.

Operating and administrative expenses are also expected to increase during fiscal 2002 through 2003 as a result of the costs incurred in connection with the restructuring of TMCC's field operations. The branch offices of TMCC will be converted to serve only dealer business which includes the purchasing of contracts from dealers, financing inventories, loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements, as well as consulting on finance and insurance operations. The other functions that the branch offices currently cover, such as customer service, collections, lease termination and administrative functions for retail and lease contracts, will be handled by three regional customer service centers. All three regional customer service centers will be established during fiscal 2002 with the conversion of activities expected to be completed in fiscal 2003. Restructuring charges and costs recognized during the quarter and six months ended September 30, 2001 were $7 million and $9 million, respectively. At March 31, 2001, restructuring charges and costs to be recognized during fiscal 2002 were estimated to be $31 million. This estimate has now been revised to $36 million at September 30, 2001 to reflect costs that will be incurred earlier than initially anticipated; the estimated total cost of the field organization restructure has not changed. Additional restructuring charges and costs are expected through fiscal 2003. Although management believes that the impact of the restructuring has been accurately factored into the provision for credit losses, in the process of restructuring, TMCC may experience a higher than expected increase during fiscal 2002 through 2003 in delinquency rates and charge off rates.


Provision for Credit Losses and Delinquency
-------------------------------------------

TMCC's provision for credit losses increased $5 million, or 11%, and $26 million, or 35%, for the quarter and six months ended September 30, 2001, respectively, as compared with the same periods in fiscal 2000, reflecting growth in earning assets and increased credit losses. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of September 30, 2001.

TMCC recently completed the national launch of an expanded tiered pricing program for both retail and lease vehicle contracts. The objective of the expanded program is to better match customer risk with contract rates charged to allow profitable purchases of a wider range of risk levels. Implementation of these expanded programs will increase contract yields and credit losses in connection with purchases of higher risk contracts.

The change in the allowance for credit losses included in finance receivables, net and finance receivables, net - securitized, excluding net losses on receivables sold subject to limited recourse provisions, for the three and six months ended September 30, 2001 and 2000, was as follows:

                                      Three Months Ended   Six Months Ended
                                         September 30,       September 30,
                                      ------------------   ----------------
                                       2001        2000     2001      2000
                                      ------      ------   ------    ------
                                              (Dollars in Millions)
Allowance for credit losses at
  beginning of period...........      $  231      $  211   $  227    $  214

Additions to the allowance......          51          46      101        75
Charge-offs.....................         (39)        (32)     (79)      (59)
Recoveries......................           5           5       10        10
Other adjustments...............           -           -      (11)      (10)
                                      ------      ------   ------    ------

Allowance for credit losses at
  end of period.................      $  248      $  230   $  248    $  230
                                      ======      ======   ======    ======
Annualized Credit Losses as a %
   of average earning assets....       0.50%       0.42%    0.51%     0.38%


The increase in the allowance for credit losses as a percent of average earning assets for the quarter and six months ended September 30, 2001 as compared with the same periods in fiscal 2000 is due in part to the implementation of the expanded tiered pricing programs.

Allowance for credit losses as a percent of gross earning assets and two months and over contractual delinquency as of the balance sheet dates reported herein is as follows:


                                September 30,     March 31,     September 30,
                                    2001            2001            2000
                                ------------    ------------    ------------
                                                (Dollars in Millions)
Allowance for credit losses as
   a percent of gross earning
   assets.......................       0.86%            0.85%             0.87%

Aggregate balances at end of
   period for lease rentals and
   installments 60 or more days
   past due.....................        $74              $56               $54

Aggregate balances at end of
   period for lease rentals and
   installments 60 or more days
   past due as a percent of net
   investments in operating
   leases and gross receivables
   outstanding..................       0.26%            0.21%             0.20%


Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a portfolio with a different level of seasoning.

Derivatives and Hedging Activities
----------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Derivative assets and liabilities include interest rate swaps, indexed note swap agreements, cross currency interest rate swap agreements and option-based products. The accounting for the gain or loss due to changes in fair value of the hedged item depends on whether the relationship between the hedged item and the derivative instrument qualifies for hedge treatment. If the relationship between the hedged item and the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the relationship between the hedged item and the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. Additional information concerning the SFAS 133 requirements is disclosed in Note 4 - Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements. Additional information concerning the Company's derivative and hedging activities is set forth below in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

For the six months ended September 30, 2001, the Company recognized a loss of $68 million (reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income). The net adjustment reflects a $94 million decrease primarily in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps, partially offset by a net gain of $26 million related to the ineffective portion of TMCC's fair-value hedges. The decrease in the fair market value of TMCC's option-based products as well as certain interest rate swaps are primarily due to lower market interest rates. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting, is discussed in Non-Hedging Activities below. For fair value hedging relationships, all components of each derivative's gain or loss were included in the assessment of hedge effectiveness.

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

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $3.0 billion to $5.4 billion during the six months ended September 30, 2001, with an average outstanding balance of $4.1 billion.

For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.5 billion at September 30, 2001. No loans were outstanding under any of these bank credit facilities during the six months ended September 30, 2001. TMCC also maintains uncommitted, unsecured lines of credit with banks totaling $85 million. At September 30, 2001, TMCC had issued approximately $0.6 million in letters of credit in connection with these uncommitted, unsecured lines of credit.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and Euro MTNs and bonds have provided TMCC with significant sources of funding. During the first six months of fiscal 2002, TMCC issued approximately $4.5 billion of domestic and Euro MTNs and bonds all of which had original maturities of one month or more.

The original maturities of all MTNs and bonds outstanding at September 30, 2001 ranged from one month to ten years. As of September 30, 2001, TMCC had total MTNs and bonds outstanding of $21.1 billion, of which $7.4 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTNs and other debt securities. At October 31, 2001 approximately $3.2 billion was available for issuance under this registration statement. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $16 billion. Approximately $4.4 billion was available for issuance under the Euro MTN program as of October 31, 2001. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital market that are not issued under its MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets. TMCC maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests in, retail receivables. During the six months ended September 30, 2001, TMCC sold retail receivables totaling $3.0 billion in connection with securities issued under the shelf registration statement. As of October 31, 2001, $0.7 billion remained available for issuance under the registration statement.

TMCC's ratio of earnings to fixed charges was 1.21 for the six months ended September 30, 2001 as compared to 1.12 for the six months ended September 30, 2000. The increase in the ratio is due to several factors including higher investment income and lower interest expense.

In response to the events of September 11, 2001, the Company took steps to assure continued liquidity. As a result, cash and cash equivalents increased to $1.2 billion at September 30, 2001 from $294 million at March 31, 2001.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the six months ended September 30, 2001, cash used to purchase additional finance receivables and investments in operating leases, totaling $18.0 billion, was partially provided by the liquidation and sale of earning assets totaling $15.3 billion. Investing activities resulted in a net cash use of $2.6 billion during the six months ended September 30, 2001, as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets. Investing activities were also supported by net cash provided by operating and financing activities totaling $1.0 billion and $2.5 billion, respectively, during the six months ended September 30, 2001. The Company believes that cash provided by operating and financing activities as well as access to domestic and international capital markets, the issuance of commercial paper, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company's beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "believe," "anticipate," "expect," "estimate," "project," "should," "intend," "will," "may" or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; the effects of the September 11, 2001 terrorist attacks; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; the effects of any rating agency actions; increases in market interest rates; the monetary policies exercised by the European Central Bank and other monetary authorities; increased costs associated with the Company's debt funding or restructuring efforts; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor to assess the impact such risk factors might have on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. The Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

New Accounting Standards

In July 2000, the Emerging Issues Task Force reached consensus on Issue
No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The Task Force reached a consensus that the holder should recognize the excess of all cash flows attributable to the beneficial interest estimated at the acquisition/transaction date (the "transaction date") over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. If the holder of the beneficial interest is the transferor, the initial investment would be the allocated carrying amount after application of the relative fair value allocation method required by SFAS 140. The Task Force further reached a consensus that the holder of a beneficial interest should continue to update the estimate of cash flows over the life of the beneficial interest. The consensus in this issue should be applied to the accounting for interest income and impairment of beneficial interests in securitization transactions meeting the scope criteria of this issue effective for all fiscal quarters beginning after March 15, 2001. The Company has adopted Issue 99-20 and it did not have a significant impact on the Company's financial results except as disclosed in Note 6 - Sale of Retail Receivables and Valuation of Residual Interest.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). This statement replaces Statement of Accounting Standards No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 was adopted for the Company's 2001 Transitional Annual Report to the Securities and Exchange Commission and did not have a significant impact on the Company's financial results.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and it applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Under SFAS No. 143, a company is required to 1) record an existing legal obligation associated with the retirement of a tangible long-lived asset as a liability when incurred and the amount of the liability be initially measured at fair value, 2) recognize subsequent changes in the liability that result from (a) the passage of time and (b) revisions in either the timing or amount of estimated cash flows and 3) upon initially recognizing a liability for an asset retirement obligation, an entity capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management does not anticipate that the adoption of SFAS No. 143 will have a material impact on the financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and to develop a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale whether previously held and used or newly acquired. Even though SFAS No. 144 supersedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as "held for sale". SFAS No. 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51") to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management of the Company anticipates that the adoption of SFAS No. 144 will not have a significant effect on the Company's earnings or financial position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


TMCC maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its economic exposure to fluctuations caused by volatility in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes.

Fair-Value Hedges
-----------------

The Company enters into interest rate swaps, indexed note swap agreements and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is covered by option-based products. (Additional information regarding option-based products is set forth below under "Non-Hedging Activities.").

TMCC uses interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as either an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount.

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

Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at September 30, 2001 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at September 30, 2001 was $312.5 million on an aggregate notional amount of $37.4 billion. Additionally, at September 30, 2001, approximately 83% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not currently anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of September 30, 2001. TMCC has not experienced any counterparty default during the quarter ended September 30, 2001.

Non-Hedging Activities
----------------------

Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements and interest rate swaps. Option-based products are agreements which either grant TMCC the right to receive, or require TMCC to make payments at, specified interest rate levels. Option-based products are used to hedge interest rate risk from an economic perspective on TMCC's portfolio.

The Company uses this strategy to moderate its exposure to volatility in LIBOR. These products are not linked to specific assets and liabilities that appear on the balance sheet and therefore, do not qualify for hedge accounting.

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

The value-at-risk and the average value-at risk of TMCC's portfolio as of September 30, 2001 and for the six months ended September 30, 2001, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:



                                                                   Average for the
                                                 As of            Six Months Ended
                                           September 30, 2001    September 30, 2001
                                           ------------------   --------------------
Mean portfolio value.....................     $6,289 million        $5,172 million
Value-at-risk............................     $66.0 million         $106.5 million
Percentage of the mean portfolio value...        1.1%                  2.1%
Confidence level.........................       95.0%                 95.0%



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

A reconciliation of the activity of TMCC's derivative financial instruments for the six months ended September 30, 2001 and 2000 is as follows:

                                                  Six Months Ended September 30,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  2001    2000    2001    2000    2001    2000    2001    2000
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $8.3    $7.8   $16.9   $19.1   $11.5   $ 8.4    $0.6    $1.5

Add:
   New agreements...............   0.6     1.2     9.4     3.6     2.3     4.6     0.2     0.1

Less:

   Terminated agreements........     -       -       -     1.5     8.0       -       -       -
   Expired agreements...........   0.1     0.6     1.3    10.7     2.6     1.3     0.4     0.2
                                  ----    ----   -----   -----   -----   -----    ----    ----
Ending notional amount..........  $8.8    $8.4   $25.0   $10.5   $ 3.2   $11.7    $0.4    $1.4
                                  ====    ====   =====   =====   =====   =====    ====    ====


Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and six-month periods ended September 30, 2001 and 2000, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 19, 2001 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in TMCC's business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of September 30, 2001 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits

          The exhibits listed on the accompanying Exhibit Index, on page 38, are filed as part of this report.

          (b)   Reports on Form 8-K

          The following report on Form 8-K was filed by the registrant during the quarter ended September 30, 2001:

          Date of Report                      Items Reported
          -----------------       -------------------------------------------
          August 24, 2001            Item 7. Financial Statements, Pro Forma
                                  Financial Information and Exhibits.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   November 9, 2001                   By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                     George E. Borst
                                                      President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)


Date:   November 9, 2001                   By     /S/ NOBUKAZU TSURUMI
                                             -------------------------------
                                                     Nobukazu Tsurumi
                                                  Executive Vice President
                                                 and Treasurer and Director
                                               (Principal Financial Officer)

                               EXHIBIT INDEX


Exhibit                                                              Method
Number                           Description                        of Filing
-------                          -----------                        ---------


  12.1       Calculation of Ratio of Earnings to Fixed Charges       Filed
                                                                    Herewith

  15.1       Report of Independent Accountants                       Filed
                                                                    Herewith

  15.2       Letter regarding unaudited interim financial            Filed
             information                                            Herewith