Form 10-Q
period 2001-12-31
TOYOTA MOTOR CREDIT CORP
filed 2002-02-11
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001
                                    ------------------
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

As of January 31, 2002, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                         December 31,     March 31,    December 31,
                                             2001           2001           2000
                                         ------------   ------------   ------------
                                         (Unaudited)                   (Unaudited)
               ASSETS
               ------

Cash and cash equivalents...............      $   216        $   294        $   449
Investments in marketable securities....          750          1,075            993
Finance receivables, net................       22,464         19,216         18,864
Finance receivables, net - securitized..        1,239              -              -
Investments in operating leases, net....        7,382          7,409          7,703
Derivative assets.......................          486            379            256
Other assets............................          727            762            769
Income taxes receivable.................          182             79             17
                                              -------        -------        -------

         Total Assets...................      $33,446        $29,214        $29,051
                                              =======        =======        =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable.................      $25,451        $22,194        $22,374
Notes payable related to securitized
   finance receivables structured as
   collateralized borrowings............        1,072              -              -
Derivative liabilities..................        1,090          1,414          1,156
Other liabilities.......................          773            925            836
Deferred income.........................          850            699            686
Deferred income taxes...................        1,538          1,468          1,508
                                              -------        -------        -------
      Total Liabilities.................       30,774         26,700         26,560
                                              -------        -------        -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized;
       91,500 issued and outstanding)...          915            915            915
   Retained earnings....................        1,740          1,581          1,557
   Accumulated other comprehensive
      income............................           17             18             19
                                              -------        -------        -------
      Total Shareholder's Equity........        2,672          2,514          2,491
                                              -------        -------        -------
         Total Liabilities and
         Shareholder's Equity...........      $33,446        $29,214        $29,051
                                              =======        =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                           Three Months Ended    Nine Months Ended
                                              December 31,          December 31,
                                           ------------------    ------------------
                                            2001        2000      2001        2000
                                           ------      ------    ------      ------
                                              (Unaudited)           (Unaudited)

Financing Revenues:

   Leasing................................ $  617      $  619    $1,854      $1,839
   Retail financing.......................    252         201       662         603
   Wholesale and other dealer financing...     40          58       149         161
                                            -----      ------    ------      ------

Total financing revenues..................    909         878     2,665       2,603

   Depreciation on leases.................    415         368     1,169       1,058
   Interest expense.......................    244         383       808       1,078
   SFAS 133 fair value adjustments........    (92)         11       (24)         11
                                           ------      ------    ------      ------

Net financing revenues....................    342         116       712         456

Insurance premiums earned and contract
   revenues...............................     37          34       117         104
Investment and other income...............     27          39       124          98

Loss on asset impairment..................      -           -        47          60
                                           ------      ------    ------      ------

Net financing revenues and other revenues.    406         189       906         598
                                           ------      ------    ------      ------

Expenses:

   Operating and administrative...........    137         105       380         312
   Losses related to Argentine Investment.     31           -        31           -
   Provision for credit losses............     65          36       166         111
   Insurance losses and loss adjustment
      expenses............................     19          17        57          60
                                           ------      ------    ------      ------

Total expenses............................    252         158       634         483
                                           ------      ------    ------      ------

Income before equity in net loss of
   subsidiary, income taxes and
   cumulative effect of change in
   accounting principle...................    154          31        272        115

Equity in net loss of subsidiary..........      -           -          -          1
Provision for income taxes................     62          11        109         47
                                           ------      ------     ------     ------

Income before cumulative effect of
   change in accounting principle.........     92          20        163         67

Cumulative effect of change in accounting
   principle, net of tax benefits.........      -          (2)         -         (2)
                                           ------      ------     ------     ------

Net Income................................ $   92      $   18     $  163     $   65
                                           ======      ======     ======     ======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                           Accumulated
                                                             Other
                                   Capital    Retained    Comprehensive
                                    Stock     Earnings       Income          Total
                                   -------    --------    -------------    --------

Balance at March 31, 2000
   (unaudited)...................   $  915     $ 1,492      $       15      $ 2,422
                                    ------     -------      ----------      -------

Net income for the nine months
   ended December 31, 2000.......        -          65               -           65

Dividends........................        -           -               -            -

Change in net unrealized gains
   on available-for-sale
   marketable securities.........        -           -               4            4
                                    ------    --------      ----------      -------
Total Comprehensive Income.......        -          65               4           69
                                    ------    --------      ----------      -------


Balance at December 31, 2000
   (unaudited)....................  $  915     $ 1,557      $       19      $ 2,491
                                    ======     =======      ==========      =======




Balance at March 31, 2001........   $  915     $ 1,581      $       18      $ 2,514
                                    ------     -------      ----------      -------

Net income for the nine months
   ended December 31, 2001.......        -         163               -          163

Dividends........................        -          (4)              -           (4)

Change in net unrealized gains
   on available-for-sale
   marketable securities.........        -           -              (1)          (1)
                                    ------    --------      ----------      -------
Total Comprehensive Income.......        -         159              (1)         158
                                    ------    --------      ----------      -------


Balance at December 31, 2001
   (unaudited)...................   $  915     $ 1,740      $       17      $ 2,672
                                    ======     =======      ==========      =======





See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                           Nine Months Ended
                                                                              December 31,
                                                                      --------------------------
                                                                         2001            2000
                                                                       --------        --------
                                                                             (Unaudited)
Cash flows from operating activities:

   Net income...............................................           $    163        $     65
                                                                       --------        --------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Cumulative effect of change in
            accounting principles, net......................                  -               2
         Fair value adjustments of SFAS 133 derivatives.....                (24)             11
         Depreciation and amortization......................              1,181           1,163
         Provision for credit losses........................                166             111
         Gain from sale of finance receivables, net.........                (25)             (6)
         Gain from sale of marketable securities, net.......                 (1)             (9)
         Loss on asset impairment...........................                 47              60
         Losses Related to Argentine Investment.............                 31               -
         Increase in other assets...........................               (142)           (323)
         Increase in deferred income taxes..................                 70              78
         (Decrease) increase in other liabilities...........                (79)             23
                                                                       --------        --------
   Total adjustments........................................              1,224           1,110
                                                                       --------        --------

Net cash provided by operating activities...................              1,387           1,175
                                                                       --------        --------

Cash flows from investing activities:

   Addition to investments in marketable securities.........             (1,120)         (1,630)
   Disposition of investments in marketable securities......              1,433           1,079
   Purchase of finance receivables..........................            (16,489)        (19,972)
   Liquidation of finance receivables.......................             10,422          15,105
   Proceeds from sale of finance receivables................              1,450           2,858
   Addition to investments in operating leases..............             (2,919)         (2,114)
   Disposition of investments in operating leases...........              1,779           1,713
   Decrease in receivable from Affiliate....................                  -              54
                                                                       --------        --------

Net cash used in investing activities.......................             (5,444)         (2,907)
                                                                       --------        --------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable........              8,827           5,190
   Payments on notes and loans payable......................             (5,449)         (4,731)
   Net increase in commercial paper with
      original maturities less than 90 days.................                601           1,563
                                                                       --------        --------

Net cash provided by financing activities...................              3,979           2,022
                                                                       --------        --------


Net (decrease) increase in cash and cash equivalents........                (78)            290

Cash and cash equivalents at the beginning of the period....                294             159
                                                                       --------        --------

Cash and cash equivalents at the end of the period..........           $    216        $    449
                                                                       ========        ========

Supplemental disclosures:

   Interest paid............................................           $    824        $  1,062
   Income taxes paid........................................           $    157        $     12


See Accompanying Notes to Consolidated Financial Statements.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

The accompanying information pertaining to the nine months ended
December 31, 2001 and 2000 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited financial information reflects all adjustments necessary for a fair statement of the results for the interim periods presented. The results of operations for the nine months ended December 31, 2001 are not necessarily indicative of those expected for any other interim period or for a full year. Certain December 2000 accounts have been reclassified to conform with the December 2001 and March 2001 presentation.

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

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Finance Receivables
----------------------------

Finance receivables, net and Finance receivables, net - securitized consisted of the following:

                                            December 31,    March 31,    December 31,
                                                2001          2001           2000
                                            ------------  ------------   ------------
                                                     (Dollars in Millions)
Retail....................................       $13,811       $ 9,370        $10,073
Finance leases............................         7,922         7,871          7,243
Wholesale and other dealer loans..........         3,580         3,619          3,139
                                                 -------       -------        -------
                                                  25,313        20,860         20,455
Unearned income...........................        (1,406)       (1,476)        (1,426)
Allowance for credit losses...............          (204)         (168)          (165)
                                                 -------       -------        -------
   Finance receivables, net and
   Finance receivables, net - securitized.       $23,703       $19,216        $18,864
                                                 =======       =======        =======

Finance leases included estimated unguaranteed residual values of $1,828 million, $1,532 million and $1,436 million at December 31, 2001, March 31, 2001 and December 31, 2000, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $86 million, $29 million and $38 million at December 31, 2001, March 31, 2001 and December 31, 2000, respectively. The increased delinquency experience is a result of a number of factors including the consolidation into regional centers of certain of TMCC's servicing operations that were previously performed in branch offices, the recent national economic downturn and the introduction of the expanded tiered pricing program for both retail and lease vehicle contracts. The consolidation is ongoing and the transfer of certain functions from branches to customer service centers is scheduled to continue during the spring and summer of 2002. TMCC is taking measures to minimize the disruption of operations; however, the restructuring of field operations and economic downturn could continue to adversely affect delinquencies and credit losses.


Note 3 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                           December 31,    March 31,   December 31,
                                               2001          2001          2000
                                           ------------  ------------  ------------
                                                     (Dollars in Millions)
Vehicles..................................       $8,677        $8,891        $9,254
Equipment and other.......................          722           689           671
                                                 ------        ------        ------
                                                  9,399         9,580         9,925
Accumulated depreciation..................       (1,952)       (2,112)       (2,162)
Allowance for credit losses ..............          (65)          (59)          (60)
                                                 ------        ------        ------
Investments in operating leases, net......       $7,382        $7,409        $7,703
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

For the nine months ended December 31, 2001, the Company recognized a gain of $24 million (reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income). The net adjustment reflects a gain of $41 million related to the ineffective portion of TMCC's fair value hedges, offset by a $17 million decrease in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps. The decrease in the fair market value of TMCC's option-based products as well as certain interest rate swaps is primarily due to lower market interest rates. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting, are discussed in Non-Hedging Activities below. For fair value hedging relationships, the components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

TMCC maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its economic exposure to fluctuations caused by volatility in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes.

Fair-Value Hedges
-----------------

The Company enters into interest rate swaps, indexed note swap agreements and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is covered by option-based products. (Refer to non-hedging activities below for a discussion of option-based products).

TMCC uses interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as either an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. The original maturities of interest rate swap agreements ranged from one to ten years at December 31, 2001.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Derivatives and Hedging Activities (Continued)
-------------------------------------------

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

Derivative instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty defaults in performing its obligation under the derivative agreement. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Credit exposure of derivative instruments is discussed further under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Accounting for Derivatives and Hedging Activities
-------------------------------------------------

All derivatives are recognized in the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or a foreign-currency fair-value hedge (a "foreign currency hedge"). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge or foreign-currency hedge, along with changes in fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in current-period earnings.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Derivatives and Hedging Activities (Continued)
-------------------------------------------

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

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                           December 31,         March 31,      December 31,
                                               2001               2001             2000
                                           ------------       ------------     ------------
                                                          (Dollars in Millions)
Commercial paper, net....................       $ 5,006            $ 4,407          $ 5,446
Extendible commercial notes, net.........             -                  -               21
                                                -------            -------          -------
Other senior debt, due in the fiscal
   years ending:
   2001..................................             -                  -            2,667
   2002..................................           993              4,620            3,168
   2003..................................         5,190              3,080            3,640
   2004..................................         5,350              5,182            3,750
   2005..................................         3,198              1,839              853
   2006..................................         1,700              1,228              842
   Thereafter............................         4,014              1,838            1,987
                                                -------            -------          -------
   Total other senior debt...............        20,445             17,787           16,907
                                                -------            -------          -------
      Notes and loans payable............       $25,451            $22,194          $22,374
                                                =======            =======          =======

Notes and loans payable at December 31, 2001, March 31, 2001 and
December 31, 2000 reflect the adjustments required under SFAS 133 for derivatives and debt instruments which qualify for hedge treatment as discussed in Note 4 - Derivatives and Hedging Activities. The notional amount of notes and loans payable was $26.0 billion, $23.1 billion and $22.3 billion at December 31, 2001, March 31, 2001 and December 31, 2000.

Short-term borrowings include commercial paper, extendible commercial notes and certain medium-term notes ("MTNs"). The weighted average remaining term and weighted average interest rate of commercial paper was 22 days and 1.89%, respectively, at December 31, 2001. At December 31, 2001, TMCC had no extendible commercial notes or short-term MTNs with original terms of one year or less.

Other senior debt includes certain MTNs, euro bonds and domestic bonds. The weighted average interest rate on other senior debt was 3.73% and 4.49% for the quarter and nine months ended December 31, 2001, respectively, including the effect of interest rate swap agreements. Less than one percent of other senior debt at December 31, 2001 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year.

Approximately 21% of other senior debt at December 31, 2001 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 4.57% at December 31, 2001. TMCC manages interest rate risk through continuous adjustment of the mix of fixed and floating rated debt using interest rate swap agreements and option-based products.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Notes and Loans Payable (Continued)
--------------------------------

Included in notes and loans payable at December 31, 2001 were unsecured notes denominated in various foreign currencies; concurrent with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount of $7.4 billion.


Note 6 - Sale of Retail Receivables and Valuation of Residual Interest
----------------------------------------------------------------------

TMCC maintains programs to sell retail receivables either through the limited purpose subsidiaries Toyota Motor Credit Receivables Corporation ("TMCRC") and Toyota Auto Finance Receivables LLC ("TAFR") or by treating the securitization as a secured borrowing. For the nine months ended December 31, 2001, TMCC securitized retail finance receivables totaling $3.0 billion.

In September 2001, TMCC securitized retail finance receivables totaling $1.5 billion. This securitization was treated as a sale for legal purposes, but treated as a secured borrowing for accounting purposes since the securitization trust was not a qualifying special purpose entity. The receivables and debt issued remained on the balance sheet pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"), as amended. This accounting method is referred to as the "portfolio method". Under the portfolio method, the finance receivables transferred to the securitization trust and held as collateral for the notes issued to investors are classified as "Finance receivables, net - securitized". The average annual percentage rate for these receivables is approximately 8.55%. The $1.1 billion notes issued to investors in the securitization trust are classified as "Notes payable related to securitized finance receivables structured as collateralized borrowings". The weighted average fixed rate equivalent for these payables at December 31, 2001 was approximately 4.39% and had an original weighted average life of approximately
1.79 years.

During May 2001, TMCC sold retail finance receivables totaling $1.5 billion subject to certain limited recourse provisions. TMCC sold its receivables to TAFR which in turn sold them to a trust; TMCC remains as servicer and is paid a servicing fee. In a subordinated capacity, TAFR retains excess servicing cash flows, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of TMCC. Investors in these securitizations have recourse to the interest-only strips, restricted cash held by the securitization trusts, and any subordinated retained interest. Investors do not have recourse to other assets held by TMCC for failure of debtors to pay when due.

Included in investment and other income for the nine months ended
December 31, 2001 is a net pretax gain of $29.5 million resulting from the sale of retail finance receivables in May 2001. The gain on sale recorded depends on the carrying amount of the assets at the time of the sale. The carrying amount is allocated between the assets sold and the retained interests based on their relative fair values at the date of the sale. The fair value of retained interests was estimated by discounting expected cash flows using management's best estimates of key assumptions.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Sale of Retail Receivables and Valuation of Residual Interest
(Continued)
----------------------------------------------------------------------

TMCC performs a periodic review of the fair market value of assets retained in the sale of retail receivables and interests in lease finance receivables.
The fair market value of these retained assets is impacted by management's and the market's expectations as to future losses on vehicle disposition, credit losses and prepayment rates. In June 2001, the Company experienced a deterioration in return rates and loss per unit upon disposition relating to vehicles associated with its lease and finance receivables. This experience, combined with revised forecasts for future return rates and loss per unit, resulted in a downward revision to the vehicle disposition assumptions. The assumption for expected residual value losses for TMCC's lease securitizations was 4.9%-7.6% at March 31, 2001 and was revised to 7.1%-7.9% at June 30, 2001.
This decline was primarily due to the performance of leases originated prior to model year 1999 and scheduled to terminate over the next 3 months. As a result of the decline, in the first quarter TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $47 million as required by EITF 99-20, which was adopted in the first quarter of fiscal year 2002. There were no additional impairments recognized for the quarter ended December 31, 2001.

Note 7 - Related Party Transactions
-----------------------------------

During fiscal 2000, TMCC had an arrangement to borrow from and invest funds with Toyota Motor Sales, U.S.A., Inc. ("TMS") at short-term market rates. This arrangement was terminated on October 1, 2000, when ownership of TMCC was transferred from TMS to Toyota Financial Services Americas Corporation ("TFSA"), a holding company owned 100% by Toyota Financial Services Corporation ("TFSC"). TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation ("TMC"). No funds were borrowed from or invested with TMS under this arrangement during the nine months ended December 31, 2001. However, TMS made a short term $282 million loan to TMCC at an interest rate of 3.53% in September 2001 to assist TMCC in its efforts to assure continuing liquidity during the financial market dislocations that occurred in the aftermath of the events of September 11, 2001. The loan and interest incurred was repaid in full prior to September 30, 2001.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Related Party Transactions (Continued)
-----------------------------------

In connection with the creation of TFSC and the transfer of ownership of TMCC from TMS to TFSC, the Operating Agreement with TMS and Toyota Motor Manufacturing North America Inc. ("TMMNA") was terminated, a new credit support agreement (the "TMC Credit Support Agreement") was entered into between TMC and TFSC, and a new credit support agreement (the "TFSC Credit Support Agreement") was entered into between TFSC and TMCC. Under the terms of the TMC Credit Support Agreement, TMC agreed to: 1) maintain 100% ownership of TFSC; 2) cause TFSC and its subsidiaries to have a net worth of at least Japanese yen 10 million; and 3) make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended. The agreement is not a guarantee by TMC of any securities or obligations of TFSC. Under the terms of the TFSC Credit Support Agreement, TFSC agreed to: 1) maintain 100% ownership of TMCC; 2) cause TMCC and its subsidiaries to have a net worth of at least U.S. $100,000; and 3) make sufficient funds available to TMCC so that TMCC will be able to service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper (collectively, "TMCC Securities"). The agreement is not a guarantee by TFSC of any TMCC Securities or other obligations of TMCC. The TMC Credit Support and the TFSC Credit Support Agreements are governed by, and construed in accordance with, the laws of Japan. Net charges reimbursed by TMCC to TFSC totaled $3 million and $9 million for the quarter and nine months ended December 31, 2001, respectively.

TMS allocates charges for certain technological and administrative services provided to TMCC. During fiscal 2001, TMS and TMCC entered into a Shared Services Agreement covering the services TMS continues to provide after the ownership of TMCC was transferred to TFSA. Net charges reimbursed by TMCC to TMS totaled $14 million and $12 million for the quarters ended
December 31, 2001 and 2000, respectively, and $41 million and $25 million for the nine months ended December 31, 2001 and 2000, respectively.

TMCC has extended a $42.5 million uncommitted revolving line of credit to iStarSystems, Inc., a corporation owned 80% by TMS. The loan bears interest at a floating rate of interest of LIBOR plus 3.75% per annum and is guaranteed by TMS. As of December 31, 2001, $38.9 million was outstanding under the line of credit and the rate was 5.78% per annum.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and Contingent Liabilities
-----------------------------------------------

TMCC has executed guarantees totaling $65 million in respect to TCA's offshore dollar bank loans, of which approximately $47 million, including principal and interest, is outstanding. Late in 2001, the Argentine government instituted a series of changes that lead to political, economic and regulatory risks to Argentine businesses. The government has imposed foreign exchange controls restricting offshore payment transfers, and these controls are currently preventing TCA from sending payments on its offshore dollar loans out of Argentina. In February 2002, the Argentine government established measures to re-denominate the entire Argentine economy into pesos and has permitted the peso to float freely against other global currencies. This re-denomination policy adversely affects TCA's financial condition and its ability to fully satisfy its offshore dollar loans. Consequently, TMCC has included a charge against income of $31 million to write-off its $5 million investment in TCA and to establish a contingency reserve of $26 million which is the estimate of what TMCC will be required to fund under its $47 million guaranty of TCA's offshore outstanding debt. TMCC will continue to monitor the situation.

TMCC has executed guarantees totaling $30 million of the debt of Banco Toyota do Brasil, S.A. ("BTB").

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

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

In September 2001, TMCC securitized retail finance receivables totaling $1.5 billion. The securitization involved the issuance by a trust of asset backed notes secured by the receivables. As part of the transaction, TMCC entered into a revolving liquidity note agreement in lieu of a cash reserve fund to fund shortfalls of principal and interest payment to note holders. The aggregate amount that may be drawn and outstanding under the revolving liquidity note is $7,500,000. The Trust will be obligated to repay amounts drawn and interest will be accrued at 5.07% per annum. If TMCC's short-term unsecured debt rating falls below P-1 or A-1+ by Moody's or S&P, respectively, or if TMCC fails to fund any amount drawn under the revolving liquidity note, the trust is entitled to draw down the entire undrawn amount of the revolving liquidity note. Repayments of principal and interest due under the revolving liquidity note are subordinated to principal and interest payments on the asset backed notes and, in some circumstances, to deposits into a reserve account.


Note 9 - Segment Information
----------------------------

Financial results for the Company's operating segments are summarized below:

                                      Three Months Ended    Nine Months Ended
                                         December 31,          December 31,
                                      ------------------   ------------------
                                        2001       2000      2001       2000
                                      -------    -------   -------    -------
                                               (Dollars in Millions)
Assets:

  Financing operations..............  $32,980    $28,546   $32,980    $28,546
  Insurance operations..............      625        838       625        838
  Eliminations/reclassifications....     (154)      (333)     (154)      (333)
                                      -------    -------   -------    -------
    Total assets....................  $33,451    $29,051   $33,451    $29,051
                                      =======    =======   =======    =======

Gross revenues:

  Financing operations..............  $   929    $   909   $ 2,767    $ 2,675
  Insurance operations..............       44         42       139        130
                                      -------    -------   -------    -------
    Total gross revenues............  $   973    $   951   $ 2,906    $ 2,805
                                      =======    =======   =======    =======

Net income:

  Financing operations..............  $    83    $     8   $   133    $    37
  Insurance operations..............        9         10        30         28
                                      -------    -------   -------    -------
    Total net income................  $    92    $    18   $   163    $    65

                                      =======    =======   =======    =======

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Subsequent Events
---------------------------

During January 2002, TMCC sold retail finance receivables totaling $1.6 billion subject to certain limited recourse provisions. TMCC sold its receivables to TAFR which in turn sold them to a trust; TMCC remains as servicer and is paid a servicing fee. In a subordinated capacity, TAFR retains excess servicing cash flows, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of TMCC. Investors in these securitizations have recourse to the interest-only strips, restricted cash held by the securitization trusts, if any, and any subordinated retained interest. Investors do not have recourse to other assets held by TMCC for failure of debtors to pay when due. In connection with this issuance, TMCC entered into a revolving liquidity note agreement, as discussed in Note 8, except that the maximum amount of draws outstanding at any time under the Note equals $7,786,611 and the interest rate payable under the Note is 4.419%.

In February 2002, the Argentine government established measures to re-denominate the entire Argentine economy into pesos and has permitted the peso to float freely against other global currencies. This re-denomination policy adversely affects TCA's financial condition and its ability to fully satisfy its offshore dollar loans. Consequently, TMCC has included a charge against income of $31 million as discussed in Note 8.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes Toyota Motor Credit Corporation's ("TMCC's") net income by operating segment for the three and nine months ended December 31, 2001 and 2000:

                                      Three Months Ended     Nine Months Ended
                                         December 31,           December 31,
                                      ------------------     -----------------
                                       2001        2000       2001       2000
                                       ----        ----       ----       ----
                                               (Dollars in Millions)
Net income:
  Financing operations..............   $ 83        $  8       $133       $ 37
  Insurance operations..............      9          10         30         28
                                       ----        ----       ----       ----
     Total net income...............   $ 92        $ 18       $163       $ 65
                                       ====        ====       ====       ====

Net income from financing operations increased $75 million for the quarter ended December 31, 2001, as compared with the same period in fiscal 2001 primarily due to an increase in finance margin on lower interest rates, higher earning asset amounts funded, and favorable fair value adjustment related to the Statement of Financial Statement Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income, partially offset by higher net credit losses, increased termination losses, and the write-off its $5 million investment in Toyota Credit Argentina, S.A. ("TCA") and to establish a contingency reserve of $26 million which is the estimate of what TMCC will be required to fund under its $47 million guaranty of TCA's offshore outstanding debt.

Net income from financing operations increased $96 million, or 259%, for the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000 primarily due to lower interest expense, increased finance revenues, a favorable fair value adjustment related to SFAS 133, and gains from the sale of retail receivables, partially offset by higher termination losses, increased provision for income taxes, higher provision for credit losses, increased operating and administrative expenses, and the write-off its $5 million investment in TCA and to establish a contingency reserve of $26 million which is the estimate of what TMCC will be required to fund under its $47 million guaranty of TCA's offshore outstanding debt. In addition, during fiscal 2000, Toyota Motor Sales, U.S.A., Inc. ("TMS") provided support to TMCC for certain vehicle disposition losses. The TMS support amount included in the Consolidated Statement of Income related to this arrangement totaled $35 million for the nine months ended December 31, 2000. TMCC did not receive any support for vehicle disposition losses for the nine months ended
December 31, 2001.

Net income from insurance operations decreased $1 million, or 10%, and increased $2 million, or 7%, for the quarter and nine months ended
December 31, 2001, respectively, as compared to the quarter and nine months ended December 31, 2000. The decrease for the three months ended December 31, 2001 is due to an increase in provision for income taxes resulting from an increase in the effective rate after ownership of TMCC was transferred from TMS to Toyota Financial Services Corporation ("TFSC"). The increase for the nine months ended December 31, 2001, is primarily due to increased insurance premiums and decreased loss adjustment expense.

Earning Assets
--------------

The composition of TMCC's net earning assets (which excludes receivables sold through securitization transactions that qualify as a sale for legal and accounting purposes, but includes receivables sold through securitization transactions that qualify as a sale for legal but not accounting purposes, under the Financial Accounting Standards Board Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the nine months ended December 31, 2001 and 2000 are summarized below:


                                        December 31,     March 31,    December 31,
                                            2001           2001           2000
                                        ------------   ------------   ------------
                                                   (Dollars in Millions)

Vehicle lease
 Investment in operating leases, net....     $ 6,959        $ 6,994        $ 7,297
 Finance leases, net....................       6,513          6,432          5,916
                                             -------        -------        -------
Total vehicle leases....................      13,472         13,426         13,213

Vehicle retail finance receivables, net.      13,498          9,034          9,680
Vehicle wholesale and other financing...       4,384          4,392          3,899
Allowance for credit losses.............        (269)          (227)          (225)
                                             -------        -------        -------
Total net earning assets................     $31,085        $26,625        $26,567
                                             =======        =======        =======


                                           Three Months Ended    Nine Months Ended
                                              December 31,         December 31,
                                           ------------------    -----------------
                                            2001        2000      2001       2000
                                           -------    -------    -------   -------
Total contract volume:
   Vehicle lease........................    41,000     48,000    147,000   161,000
   Vehicle retail.......................   178,000     99,000    484,000   322,000
                                           -------    -------    -------   -------
Total...................................   219,000    147,000    631,000   483,000
                                           =======    =======    =======   =======

TMS sponsored contract volume:
   Vehicle lease........................     5,000     15,000     28,000    39,000
   Vehicle retail.......................    57,000     12,000    117,000    38,000
                                           -------    -------    -------   -------
Total...................................    62,000     27,000    145,000    77,000
                                           =======    =======    =======   =======

Finance penetration (excluding fleet):
   Vehicle lease........................      9.3%      13.3%      11.4%     13.6%
   Vehicle retail.......................     28.6%      17.2%      25.4%     17.9%
                                            -----      -----      -----     -----
Total...................................     37.9%      30.5%      36.8%     31.5%
                                            =====      =====      =====     =====

TMCC's net earning assets increased to $31.1 billion at December 31, 2001 from $26.6 billion at March 31, 2001 and December 31, 2000. Asset growth from
March 31, 2001 reflects primarily higher retail and lease earning assets, slightly offset by a decline in wholesale earning assets. Asset growth from December 31, 2000 reflects higher retail, lease, and wholesale earning assets. The increase in lease earning assets from March 31, 2001 and December 31, 2000 was primarily due to origination volume which has exceeded liquidations. The increase in retail earning assets from March 31, 2001 and December 31, 2000 was primarily due to higher retail contract volume. Wholesale earning assets decreased from March 31, 2001 due to a slight decrease in the number of wholesale units financed. Wholesale earning assets increased from December 31, 2000 primarily due to an increase in the number of dealers receiving wholesale financing and an increase in wholesale units financed. The allowance for credit losses increased from March 31, 2001 and December 31, 2000, reflecting asset growth and increased delinquency experience. TMCC believes that the increased delinquency experience is a result of a number of factors including the restructuring of field operations into regional centers of certain of its servicing operations that were previously performed in branch offices, the recent national economic downturn and the introduction of the expanded tiered pricing program for both retail and lease vehicle contracts. The consolidation is ongoing and the transfer of certain functions from branches to customer service centers is scheduled to continue during the spring and summer of 2002. TMCC is taking measures to minimize the disruption of operations; however, the restructuring of field operations and an economic downturn could continue to adversely affect delinquencies and credit losses. The allowance for credit losses as of December 31, 2001 is deemed adequate to cover probable losses based on current and historical credit loss experience, portfolio composition and other factors.

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as a lessor and to hold title to leased vehicles in specified states. TMCC holds an undivided trust interest in lease contracts owned by the Titling Trust, and such lease contracts are included in TMCC's lease assets, until such time as the beneficial interests in such contracts are transferred in connection with a securitization transaction. Substantially all leases owned by the Titling Trust are classified as finance receivables due to certain residual value insurance arrangements in place with respect to such leases, while leases of similar nature originated outside of the Titling Trust are classified as operating leases. The purchase of residual value insurance on leases acquired by the Titling Trust before June 2001 changed the composition of the Company's earning assets resulting in an increasing mix of finance receivables relative to operating lease assets due to the classification differences described above. However, beginning June 2001, the purchasing of residual value insurance on lease contracts was terminated. As a result, the future composition of the Company's earning assets will gradually change as more leases acquired by the Titling Trust will be classified as operating leases.

TMCC's lease contract volume decreased during the quarter and nine months ended December 31, 2001, as compared with the quarter and nine months ended December 31, 2000, as demand for financing has shifted from leasing to retail loans.

TMCC's retail contract volume increased during the quarter and nine months ended December 31, 2001, as compared with the quarter and nine months ended December 31, 2000, reflecting higher levels of programs sponsored by TMS and strong sales of Toyota and Lexus vehicles.

Net Financing Revenues
----------------------

TMCC's net financing revenues increased $226 million, or 195%, and $256 million, or 56%, for the quarter and nine months ended December 31, 2001, respectively, as compared with the quarter and nine months ended
December 31, 2000 primarily due to lower interest expense, favorable fair value adjustments related to SFAS 133, and higher retail revenues on an increased amount of earning assets, partially offset by higher total depreciation on leases.


Depreciation on Leases
----------------------

The following table sets forth the items included in TMCC's depreciation on leases for the three and nine months ended December 31, 2001 and 2000:

                                                     Three Months Ended      Nine Months Ended
                                                        December 31,            December 31,
                                                     ------------------     ------------------
                                                      2001        2000       2001      2000
                                                      ----        ----      ------    ------
                                                                (Dollars in Millions)

  Straight-line depreciation on operating leases..    $300        $308      $  887    $  937
  Provision for residual value losses.............     115          60         282       156
  TMS support for certain vehicle disposition
     losses.......................................       -           -           -       (35)
                                                      ----        ----      ------    ------
     Total depreciation on leases.................    $415        $368      $1,169    $1,058
                                                      ====        ====      ======    ======

Straight-line depreciation expense decreased $8 million, or 3%, and $50 million, or 5%, for the quarter and nine months ended December 31, 2001, respectively, as compared with the quarter and nine months ended
December 31, 2000 corresponding with a decline in average operating lease assets. As discussed earlier, the purchase of residual value insurance for leases acquired by the Titling Trust before June 2001 increased the ratio of lease finance receivables relative to operating lease assets, which results in reduced operating lease revenues and depreciation on operating leases. However, the Company expects an increase in straight-line depreciation expense as the future composition of the Company's earning assets gradually changes as more leases acquired by the Titling Trust will be classified as operating leases.

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

Total unguaranteed residual values related to TMCC's vehicle lease portfolio remained unchanged at $6.9 billion at December 31, 2001 and March 31, 2001. TMCC maintains an allowance for estimated losses on lease vehicles returned to the Company for disposition at lease termination. The level of allowance required to cover future vehicle disposition losses is based upon projected vehicle return rates and projected residual value losses derived from market information on used vehicle sales, historical factors, including lease return trends, and general economic factors. The provision for residual value losses reflects management's estimate that current reserve levels are considered adequate to cover expected losses at vehicle disposition as of December 31, 2001. Losses at vehicle disposition increased $36 million and $83 million for the quarter and nine months ended December 31, 2001, respectively, as compared with the quarter and nine months ended December 31, 2000, primarily due to a larger supply of vehicles coming off-lease and higher off-lease vehicle return rates. As a result of these factors, the provision for residual value losses was increased. The Company has taken action to reduce vehicle disposition losses by developing strategies to increase dealer and lessee purchases of off-lease vehicles, expanding marketing of off-lease vehicles through the internet and maximizing proceeds on vehicles sold through auction. In addition, TMCC implemented a new residual value setting policy beginning with model year 1999 Toyota vehicles that separately calculates the residual value applicable to the base vehicle and the residual value applicable to certain specified optional accessories and optional equipment. The model 1999 Toyota vehicles have started to terminate during the quarter ended December 31, 2001.

The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return ratio") was 64% and 54% for the quarter and nine months ended December 31, 2001, respectively, as compared to 49% for both the quarter and nine months ended December 31, 2000. TMCC believes that the increase for the quarter ended December 31, 2001, as compared to the same period in fiscal 2001, is due primarily to an increased supply of used cars returned to dealers in the form of trade-ins due to recent new model incentives. TMCC believes that the impact of competitive new vehicle pricing for core Toyota and Lexus models, industry-wide record levels of incentives on new vehicles, and a large supply of late model off-lease vehicles have put downward pressure on used car prices. The Company also believes that these factors have been compounded by auto manufacturers' responding to the events of September 11, 2001 with additional incentives and that these factors will continue through the fourth quarter of fiscal 2002.

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

As a result of the factors discussed above, TMCC expects increased losses at vehicle disposition to continue at least through fiscal 2002.

TMCC's lease portfolio includes contracts with original terms ranging from 11 to 60 months; the average original contract term in TMCC's lease portfolio was 45 months and 42 months at December 31, 2001 and 2000, respectively.

Interest Expense
----------------

Interest expense decreased $139 million, or 36%, and $270 million, or 25%, during the quarter and nine months ended December 31, 2001, respectively, as compared with the quarter and nine months ended December 31, 2000 primarily due to a decrease in the average cost of borrowings. The weighted average cost of borrowings was 4.36% and 6.60% for the nine months ended
December 31, 2001 and 2000, respectively.


Insurance
---------

The principal activities of TMCC's insurance subsidiary, Toyota Motor Insurance Services, Inc. ("TMIS"), include marketing, underwriting, claims administration and providing certain coverages related to vehicle service agreements and contractual liability agreements sold by or through Toyota and Lexus vehicle dealers and affiliates to customers. In addition, TMIS insures and reinsures certain TMS and TMCC risks. Insurance premiums earned and contract revenues recognized from insurance operations increased $3 million and $13 million during the quarter and nine months ended December 31, 2001, respectively, as compared with the quarter and nine months ended
December 31, 2000 primarily due to increased contract volume.


Investment and Other Income
---------------------------

The following table summarizes TMCC's investment and other income for the three and nine months ended December 31, 2001 and 2000:

                                   Three Months Ended      Nine Months Ended
                                      December 31,            December 31,
                                   ------------------     ------------------
                                    2001        2000       2001        2000
                                   ------      ------     ------      ------
                                             (Dollars in Millions)
Investment income...............     $ 20        $ 27       $ 74        $ 64
Servicing fee income............        7          10         25          27
Gains on assets sold............        -           2         30          10
Loss on repurchases and
    optional redemptions........        -           -         (5)         (3)
                                   ------      ------     ------      ------
   Investment and other income..     $ 27        $ 39       $124        $ 98
                                   ======      ======     ======      ======


Investment income decreased $7 million, or 26%, during the quarter ended December 31, 2001, as compared with the same period in fiscal 2001, primarily due to lower realized gains on fixed income investments.

Investment income increased $10 million, or 16%, during the nine months ended December 31, 2001, as compared with the nine months ended December 31, 2000, primarily due to the higher earning base from the retention of Class A-1 notes on securitized finance receivables.

Gains on assets sold increased $20 million, or 200%, for the nine months ended December 31, 2001, as compared with the nine months ended December 31, 2000, due to a greater spread between the annual percentage rate on receivables sold and the cost of funds on securities issued. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale, key assumptions used and current financial market conditions.


Loss on Asset Impairment
---------------------------

TMCC performs a periodic review of the fair market value of assets retained in the sale of retail receivables and interests in lease finance receivables.
The fair market value of these retained assets is impacted by management's and the market's expectations as to future losses on vehicle disposition, credit losses and prepayment rates. In June 2001, the Company experienced a deterioration in return rates and loss per unit upon disposition relating to vehicles associated with its lease and finance receivables. This experience, combined with revised forecasts for future return rates and loss per unit, resulted in a downward revision to the vehicle disposition assumptions. The assumption for expected residual value losses for TMCC's lease securitizations was 4.9%-7.6% at March 31, 2001 and was revised to 7.1%-7.9% at June 30, 2001.
This decline was primarily due to the performance of leases originated prior to model year 1999 and scheduled to terminate over the next 3 months. As a result of the decline, in the first quarter TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $47 million as required by EITF 99-20, which was adopted in the first quarter of fiscal year 2002. There were no additional impairments recognized for the quarter ended December 31, 2001.


Losses Related to Argentine Investment
--------------------------------------

TMCC has executed guarantees totaling $65 million in respect to TCA's offshore dollar bank loans, of which approximately $47 million, including principal and interest, is outstanding. Late in 2001, the Argentine government instituted a series of changes that lead to political, economic and regulatory risks to Argentine businesses. The government has imposed foreign exchange controls restricting offshore payment transfers, and these controls are currently preventing TCA from sending payments on its offshore dollar loans out of Argentina. In February 2002, the Argentine government established measures to re-denominate the entire Argentine economy into pesos and has permitted the peso to float freely against other global currencies. This re-denomination policy adversely affects TCA's financial condition and its ability to fully satisfy its offshore dollar loans. Consequently, TMCC has included a charge against income of $31 million to write-off its $5 million investment in TCA and to establish a contingency reserve of $26 million which is the estimate of what TMCC will be required to fund under its $47 million guaranty of TCA's offshore outstanding debt. TMCC will continue to monitor the situation.

Operating and Administrative Expenses
-------------------------------------
Operating and administrative expenses increased $32 million, or 30%, and $68 million, or 22%, for the quarter and nine months ended December 31, 2001, respectively, as compared with the quarter and nine months ended
December 31, 2000 reflecting expenses associated with technology-related projects, the restructuring of TMCC's field operations, as well as costs to support TMCC's growing customer base.

Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC. Net charges reimbursed by TMCC to TMS totaled $40 million and $25 million during the nine months ended December 31, 2001 and 2000, respectively.

A Credit Support Fee Agreement entered into between TMCC and TFSC provides that TMCC will pay to TFSC a semi-annual fee equal to 0.05% of the weighted average outstanding amount of TMCC's securities entitled to credit support. Credit support fees included in operating and administrative expenses for the quarter and nine months ended December 31, 2001 were $3 million and $9 million, respectively, and are estimated to be $12 million for fiscal 2002.

Operating and administrative expenses are also expected to increase during fiscal 2002 through 2003 as a result of the costs incurred in connection with the restructuring of TMCC's field operations. The branch offices of TMCC will be converted to serve only dealer business which includes the purchasing of contracts from dealers, financing inventories, loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements, as well as consulting on finance and insurance operations. The other functions that the branch offices currently cover, such as customer service, collections, lease termination and administrative functions for retail and lease contracts, will be handled by three regional customer service centers. The regional center for the Western region was opened in October 2001. The regional center for the Eastern region is expected to open in the spring of 2002, and the transfer of certain functions from branches to the regional center for the Midwest region is scheduled to continue during the spring and summer of 2002. The conversion of activities is expected to be completed in fiscal 2003. Restructuring charges and costs recognized during the quarter and nine months ended December 31, 2001 were $9 million and $17 million, respectively. At March 31, 2001, restructuring charges and costs to be recognized during fiscal 2002 were estimated to be $31 million. This estimate was revised to $36 million for the quarter ended September 30, 2001 and remains unchanged for the quarter ended December 31, 2001, to reflect costs that will be incurred earlier than initially anticipated; the estimated total cost of the field organization restructure has not changed. Additional restructuring charges and costs are expected through fiscal 2003. During the restructuring, TMCC has experienced an increase in delinquency rates and charge off rates. TMCC is taking measures to minimize the disruption of operations; however, the restructuring of field operations could continue to adversely affect delinquencies and credit losses. Management believes that the impact of the restructuring has been accurately factored into the provision for credit losses.

Provision for Credit Losses and Delinquency
-------------------------------------------

TMCC's provision for credit losses increased $29 million, or 81%, and $55 million, or 50%, for the quarter and nine months ended December 31, 2001, respectively, as compared with the quarter and nine months ended
December 31, 2000, reflecting growth in earning assets and increased credit losses and delinquencies. Allowances for credit losses are evaluated periodically, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of December 31, 2001.

TMCC recently completed the national launch of expanded tiered pricing programs for both retail and lease vehicle contracts. The objective of the expanded programs is to better match customer risk with contract rates charged to allow profitable purchases of a wider range of risk levels. Implementation of these expanded programs will increase contract yields and credit losses in connection with purchases of higher risk contracts.

The change in the allowance for credit losses included in finance receivables, net and finance receivables, net - securitized, excluding net losses on receivables sold subject to limited recourse provisions, for the three and nine months ended December 31, 2001 and 2000, was as follows:

                                      Three Months Ended   Nine Months Ended
                                         December 31,         December 31,
                                      ------------------   ------------------
                                       2001        2000     2001        2000
                                      ------      ------   ------      ------
                                               (Dollars in Millions)
Allowance for credit losses at
  beginning of period...........      $  248      $  230   $  227      $  214

Additions to the allowance......          65          36      166         111
Charge-offs.....................         (49)        (33)    (128)        (92)
Recoveries......................           4           4       14          14
Other adjustments...............           1         (12)     (10)        (22)
                                      ------      ------   ------      ------

Allowance for credit losses at
  end of period.................      $  269      $  225   $  269      $  225
                                      ======      ======   ======      ======
Annualized Credit Losses as a %
   of average earning assets....        0.59%       0.44%    0.54%       0.40%


The increase in the allowance for credit losses as a percent of average earning assets for the quarter and nine months ended December 31, 2001 as compared with the same periods ended December 31, 2000 is due to the restructuring of TMCC's field operations, the recent national economic downturn and the introduction of the tiered pricing program described previously.

Allowance for credit losses as a percent of gross earning assets and two months and over contractual delinquency as of the balance sheet dates reported herein is as follows:


                                December 31,      March 31,     December 31,
                                    2001            2001            2000
                                ------------    ------------    ------------
                                                (Dollars in Millions)
Allowance for credit losses as
   a percent of gross earning
   assets.......................       0.86%            0.85%             0.84%

Aggregate balances at end of
   period for lease rentals and
   installments 60 or more days
   past due.....................       $124              $56               $69

Aggregate balances at end of
   period for lease rentals and
   installments 60 or more days
   past due as a percent of net
   investments in operating
   leases and gross receivables
   outstanding..................       0.39%            0.21%             0.25%


Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. Accordingly, the delinquency and charge-off data above is not necessarily indicative of delinquency and charge-off experience that could be expected for a portfolio with a different level of seasoning. In addition, the information in the table above has not been adjusted to eliminate the effect of the growth of TMCC's portfolio. During the quarter ended
December 31, 2001, TMCC's portfolio has experienced significantly increased delinquency rates. Repossession and credit loss experience has also increased during the same period. TMCC believes that the increased delinquency experience is a result of a number of factors including the restructuring of field operations into regional centers of certain of its servicing operations that were previously performed in branch offices, the recent national economic downturn and the introduction of the tiered pricing program described previously. The consolidation is ongoing and the transfer of certain functions from branches to customer service centers is scheduled to continue during the spring and summer of 2002. TMCC is taking measures to minimize the disruption of operations; however, the restructuring of field operations and economic downturn could continue to adversely affect delinquencies and credit losses.

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

For the nine months ended December 31, 2001, the Company recognized a gain of $24 million (reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income). The net adjustment reflects a gain of $41 million related to the ineffective portion of TMCC's fair value hedges, offset by a $17 million decrease in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps. The decrease in the fair market value of TMCC's option-based products as well as certain interest rate swaps is primarily due to lower market interest rates. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting, are discussed in Non-Hedging Activities below. For fair value hedging relationships, the components of each derivative's gain or loss are included in the assessment of hedge effectiveness.


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

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $3.0 billion to $5.6 billion during the nine months ended December 31, 2001, with an average outstanding balance of $4.2 billion.

For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.5 billion at December 31, 2001. No loans were outstanding under any of these bank credit facilities during the nine months ended December 31, 2001. TMCC also maintains uncommitted, unsecured lines of credit with banks totaling $85 million. At December 31, 2001, TMCC had issued approximately $0.5 million in letters of credit in connection with these uncommitted, unsecured lines of credit.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and Euro MTNs and bonds have provided TMCC with significant sources of funding. During the first nine months of fiscal 2002, TMCC issued approximately $6.6 billion of domestic and Euro MTNs and bonds all of which had original maturities of one month or more.

The original maturities of all MTNs and bonds outstanding at December 31, 2001 ranged from one year to ten years. As of December 31, 2001, TMCC had total MTNs and bonds outstanding of $20.4 billion, of which $6.7 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. The Company maintains a shelf registration with the SEC providing for the issuance of MTNs and other debt securities. At January 31, 2002 approximately $1.6 billion was available for issuance under this registration statement. The maximum aggregate principal amount authorized to be outstanding at any time under TMCC's Euro MTN program is $16 billion. Approximately $4.3 billion was available for issuance under the Euro MTN program as of January 31, 2002. The United States and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital market that are not issued under its MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets. TMCC maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests in, retail receivables. During the nine months ended December 31, 2001, TMCC sold retail receivables totaling $3.0 billion in connection with securities issued under the shelf registration statement. As of January 31, 2002, $3.1 billion remained available for issuance under the current registration statement.

TMCC's ratio of earnings to fixed charges was 1.33 for the nine months ended December 31, 2001 as compared to 1.11 for the nine months ended
December 31, 2000. The increase in the ratio is due to several factors including higher finance margins and investment income.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. During the nine months ended December 31, 2001, cash used to purchase additional finance receivables and investments in operating leases, totaling $19.4 billion, was partially provided by the liquidation and sale of earning assets totaling $13.7 billion. Investing activities resulted in a net cash use of $5.4 billion during the nine months ended December 31, 2001, as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets. Investing activities were also supported by net cash provided by operating and financing activities totaling $1.4 billion and $4.0 billion, respectively, during the nine months ended December 31, 2001. The Company believes that cash provided by operating and financing activities as well as access to domestic and international capital markets, the issuance of commercial paper, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company's beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "believe," "anticipate," "expect," "estimate," "project," "should," "intend," "will," "may" or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; the effects of the September 11, 2001 terrorist attacks; the effect of the current political, economic and regulatory risk in Argentina; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; the effects of any rating agency actions; increases in market interest rates; the monetary policies exercised by the European Central Bank and other monetary authorities; increased costs associated with the Company's debt funding or restructuring efforts; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor to assess the impact such risk factors might have on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. The Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and to develop a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale whether previously held and used or newly acquired. Even though SFAS No. 144 supersedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as "held for sale". SFAS No. 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51") to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management of the Company anticipates that the adoption of SFAS No. 144 will not have a significant effect on the Company's earnings or financial position.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at December 31, 2001 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at December 31, 2001 was $187.5 million on an aggregate notional amount of $39.3 billion. Additionally, at December 31, 2001, approximately 96% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not currently anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of December 31, 2001. TMCC has not experienced any counterparty default during the quarter ended December 31, 2001.

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

The value-at-risk and the average value-at-risk of TMCC's portfolio as of December 31, 2001 and for the nine months ended December 31, 2001, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:



                                                                  Average for the
                                                 As of           Nine Months Ended
                                           December 31, 2001     December 31, 2001
                                          -------------------   -------------------
Mean portfolio value.....................      $4,339 million        $5,054 million
Value-at-risk............................       $61.1 million         $95.0 million
Percentage of the mean portfolio value...         1.4%                  1.9%
Confidence level.........................        95.0%                 95.0%



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

A reconciliation of the activity of TMCC's derivative financial instruments for the nine months ended December 31, 2001 and 2000 is as follows:

                                                  Nine Months Ended December 31,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  2001    2000    2001    2000    2001    2000    2001    2000
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $8.3    $7.8   $16.9   $19.1   $11.5   $ 8.4    $0.6    $1.5

Add:
   New agreements...............   1.3     1.3    12.5     5.0     3.7     5.8     0.2     0.3

Less:

   Terminated agreements........     -       -       -     1.5     8.0       -     0.1       -
   Expired agreements...........   2.2     0.9     2.2    12.2     2.8     2.3     0.4     0.9
                                  ----    ----   -----   -----   -----   -----    ----    ----
Ending notional amount..........  $7.4    $8.2   $27.2   $10.4   $ 4.4   $11.9    $0.3    $0.9
                                  ====    ====   =====   =====   =====   =====    ====    ====


Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and nine-month periods ended December 31, 2001 and 2000, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 8, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in TMCC's business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of December 31, 2001 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.

ITEM 2.   CHANGES IN SECURITIES

          There is nothing to report with regard to this item.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There is nothing to report with regard to this item.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          There is nothing to report with regard to this item.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

          The exhibits listed on the accompanying Exhibit Index, on page 39, are filed as part of this report.

          (b)   Reports on Form 8-K

          The following reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2001:

          Date of Report          Items Reported
          -----------------       ---------------------
          November 1, 2001        Item 5. Other Events.

          December 28, 2001       Item 5. Other Events.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   February 11, 2002                  By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                      George E. Borst
                                                       President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


Date:   February 11, 2002                  By     /S/ JOHN F. STILLO
                                             -------------------------------
                                                      John F. Stillo
                                                    Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)

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