Form 10-Q/A
period 2001-12-31
TOYOTA MOTOR CREDIT CORP
filed 2002-04-16
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q/A
                            (AMENDMENT No. 1)


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

Pursuant to this Form 10-Q/A, the registrant amends Part I "Item 1.-Financial Statements", "Item 2.-Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II "Exhibit 12.1-Calculation of Ratio of Earnings to Fixed Charges" to reflect required revisions to the previous mark to market adjustments on certain debt obligations. After giving effect to the adjustment, the SFAS 133 fair value amounts reported in the Consolidated Statement of Income were a gain of $42 million and a loss of $26 million for the three months and nine months ended December 31, 2001, respectively. These amounts were formerly reported as a gain of $92 million and $24 million for the three months and nine months ended December 31, 2001, respectively.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                         December 31,     March 31,    December 31,
                                             2001           2001           2000
                                         ------------   ------------   ------------
                                          (Restated)                   (Unaudited)
                                          (Unaudited)
               ASSETS
               ------

Cash and cash equivalents...............      $   216        $   294        $   449
Investments in marketable securities....          750          1,075            993
Finance receivables, net................       22,464         19,216         18,864
Finance receivables, net - securitized..        1,239              -              -
Investments in operating leases, net....        7,382          7,409          7,703
Derivative assets.......................          486            379            256
Other assets............................          727            762            769
Income taxes receivable.................          182             79             17
                                              -------        -------        -------

         Total Assets...................      $33,446        $29,214        $29,051
                                              =======        =======        =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable.................      $25,501        $22,194        $22,374
Notes payable related to securitized
   finance receivables structured as
   collateralized borrowings............        1,072              -              -
Derivative liabilities..................        1,090          1,414          1,156
Other liabilities.......................          773            925            836
Deferred income.........................          850            699            686
Deferred income taxes...................        1,518          1,468          1,508
                                              -------        -------        -------
      Total Liabilities.................       30,804         26,700         26,560
                                              -------        -------        -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized;
       91,500 issued and outstanding)...          915            915            915
   Retained earnings....................        1,710          1,581          1,557
   Accumulated other comprehensive
      income............................           17             18             19
                                              -------        -------        -------
      Total Shareholder's Equity........        2,642          2,514          2,491
                                              -------        -------        -------
         Total Liabilities and
         Shareholder's Equity...........      $33,446        $29,214        $29,051
                                              =======        =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                           Three Months Ended    Nine Months Ended
                                              December 31,          December 31,
                                           ------------------    ------------------
                                            2001        2000      2001        2000
                                           ------      ------    ------      ------
                                         (Restated) (Unaudited) (Restated) (Unaudited)
                                         (Unaudited)            (Unaudited)
Financing Revenues:

   Leasing................................ $  617      $  619    $1,854      $1,839
   Retail financing.......................    252         201       662         603
   Wholesale and other dealer financing...     40          58       149         161
                                            -----      ------    ------      ------

Total financing revenues..................    909         878     2,665       2,603

   Depreciation on leases.................    415         368     1,169       1,058
   Interest expense.......................    244         383       808       1,078
   SFAS 133 fair value adjustments........    (42)         11        26          11
                                           ------      ------    ------      ------

Net financing revenues....................    292         116       662         456

Insurance premiums earned and contract
   revenues...............................     37          34       117         104
Investment and other income...............     27          39       124          98

Loss on asset impairment..................      -           -        47          60
                                           ------      ------    ------      ------

Net financing revenues and other revenues.    356         189       856         598
                                           ------      ------    ------      ------

Expenses:

   Operating and administrative...........    137         105       380         312
   Losses related to Argentine Investment.     31           -        31           -
   Provision for credit losses............     65          36       166         111
   Insurance losses and loss adjustment
      expenses............................     19          17        57          60
                                           ------      ------    ------      ------

Total expenses............................    252         158       634         483
                                           ------      ------    ------      ------

Income before equity in net loss of
   subsidiary, income taxes and
   cumulative effect of change in
   accounting principle...................    104          31        222        115

Equity in net loss of subsidiary..........      -           -          -          1
Provision for income taxes................     42          11         89         47
                                           ------      ------     ------     ------

Income before cumulative effect of
   change in accounting principle.........     62          20        133         67

Cumulative effect of change in accounting
   principle, net of tax benefits.........      -          (2)         -         (2)
                                           ------      ------     ------     ------

Net Income................................ $   62      $   18     $  133     $   65
                                           ======      ======     ======     ======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                           Accumulated
                                                             Other
                                   Capital    Retained    Comprehensive
                                    Stock     Earnings       Income          Total
                                   -------    --------    -------------    --------

Balance at March 31, 2000
   (unaudited)...................   $  915     $ 1,492      $       15      $ 2,422
                                    ------     -------      ----------      -------

Net income for the nine months
   ended December 31, 2000.......        -          65               -           65

Dividends........................        -           -               -            -

Change in net unrealized gains
   on available-for-sale
   marketable securities.........        -           -               4            4
                                    ------    --------      ----------      -------
Total Comprehensive Income.......        -          65               4           69
                                    ------    --------      ----------      -------


Balance at December 31, 2000
   (unaudited)....................  $  915     $ 1,557      $       19      $ 2,491
                                    ======     =======      ==========      =======




Balance at March 31, 2001........   $  915     $ 1,581      $       18      $ 2,514
                                    ------     -------      ----------      -------

Net income for the nine months
   ended December 31, 2001
   (Restated) (Unaudited)........        -         133               -          133

Dividends........................        -          (4)              -           (4)

Change in net unrealized gains
   on available-for-sale
   marketable securities.........        -           -              (1)          (1)
                                    ------    --------      ----------      -------
Total Comprehensive Income
   (Restated) (Unaudited)........        -         129              (1)         128
                                    ------    --------      ----------      -------


Balance at December 31, 2001
   (Restated) (Unaudited)........   $  915     $ 1,710      $       17      $ 2,642
                                    ======     =======      ==========      =======





See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                           Nine Months Ended
                                                                              December 31,
                                                                      --------------------------
                                                                         2001            2000
                                                                       --------        --------
                                                                      (Restated)      (Unaudited)
                                                                      (Unaudited)
Cash flows from operating activities:

   Net income...............................................           $    133        $     65
                                                                       --------        --------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Cumulative effect of change in
            accounting principles, net......................                  -               2
         Fair value adjustments of SFAS 133 derivatives.....                 26              11
         Depreciation and amortization......................              1,181           1,163
         Provision for credit losses........................                166             111
         Gain from sale of finance receivables, net.........                (25)             (6)
         Gain from sale of marketable securities, net.......                 (1)             (9)
         Loss on asset impairment...........................                 47              60
         Losses Related to Argentine Investment.............                 31               -
         Increase in other assets...........................               (142)           (323)
         Increase in deferred income taxes..................                 50              78
         (Decrease) increase in other liabilities...........                (79)             23
                                                                       --------        --------
   Total adjustments........................................              1,254           1,110
                                                                       --------        --------

Net cash provided by operating activities...................              1,387           1,175
                                                                       --------        --------

Cash flows from investing activities:

   Addition to investments in marketable securities.........             (1,120)         (1,630)
   Disposition of investments in marketable securities......              1,433           1,079
   Purchase of finance receivables..........................            (16,489)        (19,972)
   Liquidation of finance receivables.......................             10,422          15,105
   Proceeds from sale of finance receivables................              1,450           2,858
   Addition to investments in operating leases..............             (2,919)         (2,114)
   Disposition of investments in operating leases...........              1,779           1,713
   Decrease in receivable from Affiliate....................                  -              54
                                                                       --------        --------

Net cash used in investing activities.......................             (5,444)         (2,907)
                                                                       --------        --------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable........              8,827           5,190
   Payments on notes and loans payable......................             (5,449)         (4,731)
   Net increase in commercial paper with
      original maturities less than 90 days.................                601           1,563
                                                                       --------        --------

Net cash provided by financing activities...................              3,979           2,022
                                                                       --------        --------


Net (decrease) increase in cash and cash equivalents........                (78)            290

Cash and cash equivalents at the beginning of the period....                294             159
                                                                       --------        --------

Cash and cash equivalents at the end of the period..........           $    216        $    449
                                                                       ========        ========

Supplemental disclosures:

   Interest paid............................................           $    824        $  1,062
   Income taxes paid........................................           $    157        $     12


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

We have restated our Consolidated Financial Statements for the three and nine month periods ended December 31, 2001 to reflect required revisions to the previous mark to market adjustments on certain debt obligations. After giving effect to the adjustment, the SFAS 133 fair value amounts reported in the Consolidated Statement of Income were a gain of $42 million and a loss of $26 million for the three months and nine months ended December 31, 2001, respectively. These amounts were formerly reported as a gain of $92 million and $24 million for the three months and nine months ended December 31, 2001, respectively.

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

For the nine months ended December 31, 2001, the Company recognized a loss of $26 million (reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income). The net adjustment reflects a loss of $9 million related to the ineffective portion of TMCC's fair value hedges (including mark to market adjustments on debt obligations which are part of the Company's fair value hedges), and a $17 million decrease in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps. The decrease in the fair market value of TMCC's option-based products as well as certain interest rate swaps is primarily due to movement in market interest rates. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting, are discussed in Non-Hedging Activities below. For fair value hedging relationships, the components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

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

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                           December 31,         March 31,      December 31,
                                               2001               2001             2000
                                           ------------       ------------     ------------
                                                          (Dollars in Millions)
Commercial paper, net....................       $ 5,006            $ 4,407          $ 5,446
Extendible commercial notes, net.........             -                  -               21
                                                -------            -------          -------
Other senior debt, due in the fiscal
   years ending:
   2001..................................             -                  -            2,667
   2002..................................         1,043              4,620            3,168
   2003..................................         5,190              3,080            3,640
   2004..................................         5,350              5,182            3,750
   2005..................................         3,198              1,839              853
   2006..................................         1,700              1,228              842
   Thereafter............................         4,014              1,838            1,987
                                                -------            -------          -------
   Total other senior debt...............        20,495             17,787           16,907
                                                -------            -------          -------
      Notes and loans payable............       $25,501            $22,194          $22,374
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


Note 9 - Segment Information
----------------------------

Financial results for the Company's operating segments are summarized below:

                                      Three Months Ended    Nine Months Ended
                                         December 31,          December 31,
                                      ------------------   ------------------
                                        2001       2000      2001       2000
                                      -------    -------   -------    -------
                                               (Dollars in Millions)
Assets:

  Financing operations..............  $32,975    $28,546   $32,975    $28,546
  Insurance operations..............      625        838       625        838
  Eliminations/reclassifications....     (154)      (333)     (154)      (333)
                                      -------    -------   -------    -------
    Total assets....................  $33,446    $29,051   $33,446    $29,051
                                      =======    =======   =======    =======

Gross revenues:

  Financing operations..............  $   929    $   909   $ 2,767    $ 2,675
  Insurance operations..............       44         42       139        130
                                      -------    -------   -------    -------
    Total gross revenues............  $   973    $   951   $ 2,906    $ 2,805
                                      =======    =======   =======    =======

Net income:

  Financing operations..............  $    53    $     8   $   103    $    37
  Insurance operations..............        9         10        30         28
                                      -------    -------   -------    -------
    Total net income................  $    62    $    18   $   133    $    65

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes Toyota Motor Credit Corporation's ("TMCC's") net income by operating segment for the three and nine months ended December 31, 2001 and 2000:

                                      Three Months Ended     Nine Months Ended
                                         December 31,           December 31,
                                      ------------------     -----------------
                                       2001        2000       2001       2000
                                       ----        ----       ----       ----
                                               (Dollars in Millions)
Net income:
  Financing operations..............   $ 53        $  8       $103       $ 37
  Insurance operations..............      9          10         30         28
                                       ----        ----       ----       ----
     Total net income...............   $ 62        $ 18       $133       $ 65
                                       ====        ====       ====       ====

Net income from financing operations increased $45 million for the quarter ended December 31, 2001, as compared with the same period in fiscal 2001 primarily due to an increase in finance margin on lower interest rates, higher earning asset amounts funded, and favorable fair value adjustment related to the Statement of Financial Statement Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income, partially offset by higher net credit losses, increased termination losses, and the write-off its $5 million investment in Toyota Credit Argentina, S.A. ("TCA") and to establish a contingency reserve of $26 million which is the estimate of what TMCC will be required to fund under its $47 million guaranty of TCA's offshore outstanding debt.

Net income from financing operations increased $66 million, or 178%, for the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000 primarily due to lower interest expense, increased finance revenues, and gains from the sale of retail receivables, partially offset by higher termination losses, a higher fair value adjustment related to SFAS 133, increased provision for income taxes, higher provision for credit losses, increased operating and administrative expenses, and the write-off its $5 million investment in TCA and to establish a contingency reserve of $26 million which is the estimate of what TMCC will be required to fund under its $47 million guaranty of TCA's offshore outstanding debt. In addition, during fiscal 2000, Toyota Motor Sales, U.S.A., Inc. ("TMS") provided support to TMCC for certain vehicle disposition losses. The TMS support amount included in the Consolidated Statement of Income related to this arrangement totaled $35 million for the nine months ended December 31, 2000. TMCC did not receive any support for vehicle disposition losses for the nine months ended December 31, 2001.

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

Net Financing Revenues
----------------------

TMCC's net financing revenues increased $176 million, or 152%, and $206 million, or 45%, for the quarter and nine months ended December 31, 2001, respectively, as compared with the quarter and nine months ended
December 31, 2000 primarily due to lower interest expense, favorable fair value adjustments related to SFAS 133 for the three months ended
December 31, 2001, and higher retail revenues on an increased amount of earning assets, partially offset by higher total depreciation on leases for both periods and unfavorable fair value adjustments related to SFAS 133 for the nine months ended December 31, 2001.


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

For the nine months ended December 31, 2001, the Company recognized a loss of $26 million (reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income). The net adjustment reflects a loss of $9 million related to the ineffective portion of TMCC's fair value hedges (including mark to market adjustments on debt obligations which are part of the Company's fair value hedges), and a $17 million decrease in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps. The decrease in the fair market value of TMCC's option-based products as well as certain interest rate swaps is primarily due to lower market interest rates. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting, are discussed in Non-Hedging Activities below. For fair value hedging relationships, the components of each derivative's gain or loss are included in the assessment of hedge effectiveness.


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

The original maturities of all MTNs and bonds outstanding at December 31, 2001 ranged from one year to ten years. As of December 31, 2001, TMCC had total MTNs and bonds outstanding of $20.5 billion, of which $6.7 billion was denominated in foreign currencies.

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

TMCC's ratio of earnings to fixed charges was 1.27 for the nine months ended December 31, 2001 as compared to 1.11 for the nine months ended
December 31, 2000. The increase in the ratio is due to several factors including higher finance margins and investment income.

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
                                  ====    ====   =====   =====   =====   =====    ====    ====


Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and nine-month periods ended December 31, 2001 and 2000, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 8, 2002, except for the third paragraph of Note 1 which is as of April 15, 2002, appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   April 15, 2002                     By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                      George E. Borst
                                                       President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


Date:   April 15, 2002                     By     /S/ JOHN F. STILLO
                                             -------------------------------
                                                      John F. Stillo
                                                    Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)

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