Form 10-K
period 2002-03-31
TOYOTA MOTOR CREDIT CORP
filed 2002-05-30
CIK 834071

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended March 31, 2002
                                --------------
               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                 to
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

As of April 30, 2002, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

                                    PART I

ITEM 1.   BUSINESS.

General

Toyota Motor Credit Corporation ("TMCC") was incorporated in California in 1982 as a wholly-owned subsidiary of Toyota Motor Sales, USA, Inc. ("TMS") and commenced operations in 1983. TMS is an indirect wholly-owned subsidiary of Toyota Motor Corporation ("TMC"). On October 1, 2000, ownership of TMCC was transferred from TMS to Toyota Financial Services Americas Corporation ("TFSA"), a holding company wholly-owned by Toyota Financial Services Corporation ("TFSC"). TFSC, in turn, is a wholly-owned subsidiary of TMC.
TFSC was incorporated in July 2000 and is headquartered in Nagoya, Japan. The purpose of TFSC is to control and manage Toyota's finance operations worldwide.

TMCC provides retail and wholesale financing, retail leasing and certain other financial products and services to authorized Toyota and Lexus vehicle dealers, and to a lesser extent other domestic and import franchised dealers and their customers in the United States (excluding Hawaii) and the Commonwealth of Puerto Rico. Additionally, commencing in fiscal year 2003, TMCC will also provide retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Mexico and Venezuela.

TMCC also provides retail, lease and wholesale financing to industrial and other equipment dealers throughout the United States (excluding Hawaii) and Puerto Rico. Financing is offered for various industrial and commercial products such as forklifts, light and medium-duty trucks and electric vehicles. Assets and liabilities related to transactions with industrial and other equipment dealers are combined with the vehicle related business results and are included in the appropriate financial data and financial statement line items in the Consolidated Financial Statements as shown in Items 1,6 and 8 of this Form 10-K.

TMCC has eight wholly-owned subsidiaries, one of which is engaged in the insurance business, two limited purpose subsidiaries formed primarily to acquire and securitize retail finance receivables (one of which is a limited liability company), one limited purpose subsidiary formed primarily to acquire and securitize lease finance receivables, one subsidiary which provides retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle dealers and their customers in the Commonwealth of Puerto Rico, two subsidiaries which will provide retail and wholesale financing in Mexico, and one subsidiary which will provide retail and wholesale financing in Venezuela. TMCC does business as Toyota Motor Credit Corporation and is marketed under the brands of Toyota Financial Services ("TFS") and Lexus Financial Services ("LFS"). TMCC and its wholly-owned subsidiaries are collectively referred to as the "Company". TMCC also holds minority interests in two subsidiaries of TFSC, Toyota Credit Argentina S.A. ("TCA") and Banco Toyota Do Brasil ("BTB").

TCA provides retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. TMCC owns a 33% interest in TCA. In February 2002, the Argentine government established measures to re-denominate the entire Argentine economy into pesos and has permitted the peso to float freely against other global currencies. This re-denomination policy adversely affected TCA's financial condition and its ability to fully satisfy its offshore dollar loans. Consequently, in the third quarter of fiscal 2002, TMCC included a charge against income of $31 million to write-off its $5 million investment in TCA and to establish a reserve of $26 million relating to TMCC's $40 million guaranty of TCA's offshore outstanding debt. Prior to the write-off of the TCA investment, TMCC's investment in TCA was accounted for using the equity method. TMCC will continue to monitor the situation in Argentina.

Banco Toyota do Brasil ("BTB") provides retail and lease financing to authorized Toyota vehicle dealers and their customers in Brazil. TMCC's 15% investment in BTB is accounted for using the cost method.

Toyota Motor Sales

The Company's earnings are primarily impacted by the level of average earning assets, comprised primarily of investments in finance receivables and operating leases, earning asset yields as well as outstanding borrowings and the related borrowing cost. The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles in the United States. For the year ended March 31, 2002, TMS sold approximately 1,673,000 automobiles and light trucks in the United States (excluding Hawaii), of which approximately 896,000 were manufactured in the United States; TMS exported approximately 38,000 automobiles. TMS' sales represented approximately 30% of TMC's worldwide unit sales volume for the year ended March 31, 2002. For the year ended March 31, 2002, the six months ended March 31, 2001 and the fiscal years ended September 30, 2000 and 1999, Toyota and Lexus vehicles accounted for approximately 9.8%, 9.8%, 9.1% and 8.7%, respectively, of all retail automobile and light truck unit sales volume in the United States. Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, changes in pricing of imported units due to currency fluctuations, or other events, could impact the level of finance and insurance operations of the Company. To date, the level of the Company's operations has not been restricted by the level of sales of Toyota and Lexus vehicles.

Credit Support Agreements

In connection with the creation of TFSC and the transfer of ownership of TMCC from TMS to TFSA, a credit support agreement (the "TMC Credit Support Agreement") has been entered into between TMC and TFSC, and a credit support agreement (the "TFSC Credit Support Agreement") has been entered into between TFSC and TMCC. Under the terms of the TMC Credit Support Agreement, TMC has agreed to: 1) maintain 100% ownership of TFSC; 2) cause TFSC and its subsidiaries to have a net worth of at least Japanese yen 10 million; and 3) make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended. The agreement is not a guarantee by TMC of any securities or obligations of TFSC.

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

During fiscal 2001, TMCC and TFSC entered into a credit support fee agreement (the "Credit Support Fee Agreement"). The Credit Support Fee Agreement provides that TMCC will pay to TFSC a semi-annual fee equal to 0.05% per annum of the weighted average outstanding amount of TMCC's Securities entitled to credit support.

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

TMC files periodic reports and other information with the Securities and Exchange Commission ("SEC"), which can be read and copied at the public reference facilities maintained by the SEC at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the SEC's public reference rooms in New York, New York and Chicago, Illinois. Copies of such material may also be obtained by mail from the Public Reference Section of the SEC, at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549 at prescribed rates. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Repurchase Agreement

An Amended and Restated Repurchase Agreement was entered into between TMCC and TMS effective as of October 1, 2000. This agreement states that TMCC is not obligated to finance wholesale obligations from any TMS dealers or retail obligations of any TMS customers. In addition, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default.

Shared Services Agreement

On October 1, 2000, TMS and TMCC entered into a Shared Services Agreement covering certain technological and administrative services, such as information systems support, facilities and corporate services, provided by each entity to the other after the ownership of TMCC was transferred to TFSA.

Fiscal Year End Change

On June 6, 2000, the Executive Committee of the Board of Directors of TMCC approved a change in TMCC's year-end from September 30 to March 31. This change resulted in a six-month transition period from October 1, 2000 through March 31, 2001 (the "transition period"). Results related to the transition period are included in this Form 10-K Report.

Earning Assets

Substantially all of the Company's assets are originated throughout the United States (excluding Hawaii) and principally sourced through Toyota and Lexus dealers. In the United States, retail and lease assets are concentrated in California (25%) and Texas (8%) as of March 31, 2002. The remainder of retail and lease assets are relatively balanced throughout the remaining 47 serviced states. As of March 31, 2002, approximately 2% of the Company's total earning assets were originated in Puerto Rico. The assets related to the Company's operations in Argentina, Mexico and Venezuela comprise less than 1% of total earning assets as of March 31, 2002.

TMCC's wholesale and other dealer financing receivables, such as revolving credit lines and real estate and working capital loans, arise from transactions with individual dealers or national dealer groups. As of March 31, 2002, wholesale and other dealer financing receivables totaled $3.7 billion or 12% of total earning assets. Further, the 25 largest outstanding total dealer receivables, aggregating approximately $1.5 billion, represent approximately 45% of total dealer receivables and 5% of total earning assets. All of these receivables were current as of March 31, 2002.

Summary of Lease and Retail Earning Asset Activity

TMS has historically and continues to sponsor special lease and retail programs by subsidizing below market lease and retail contract rates. A summary of vehicle retail leasing and financing activity follows:

                              Year     Six Months                     Years
                              Ended      Ended                        Ended
                            March 31,   March 31,                  September 30,
                            ---------  ----------   --------------------------------------------
                              2002        2001        2000        1999        1998        1997
                            --------    --------    --------    --------    --------    --------
Contract volume:
   Retail...............      643,000     209,000     412,000     333,000     282,000     247,000
   Lease................      192,000     102,000     240,000     249,000     312,000     262,000
                              -------     -------     -------     -------     -------     -------
      Total.............      835,000     311,000     652,000     582,000     594,000     509,000
                              =======     =======     =======     =======     =======     =======
Average amount financed:
   Retail...............      $19,000     $18,000     $17,600     $17,600     $17,100     $16,500
   Lease................      $30,000     $28,500     $25,500     $24,700     $24,600     $24,200

Outstanding portfolio at
   period end ($Millions):
      Retail............      $13,409      $9,034     $10,235      $8,916      $7,834      $5,866
      Lease.............      $13,553     $13,426     $13,084     $11,605     $11,872     $11,622
      Number of accounts    1,512,000   1,344,000   1,426,000   1,234,000   1,193,000   1,061,000


The table above excludes amounts related to retail receivables and interests in lease finance receivables sold through securitization transactions that qualify as a sale for legal and accounting purposes, but includes receivables sold through securitization transactions that qualify as a sale for legal but not accounting purposes, under the Financial Accounting Standards Board Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". TMCC continues to service all such receivables. The outstanding balance of retail finance receivables sold through securitizations which TMCC continues to service totaled $4.6 billion, $4.1 billion, $1.9 billion and $1.0 billion at March 31, 2002 and 2001, and September 2001 and 2000 respectively. The outstanding balance of interests in lease finance receivables sold through securitizations which TMCC serviced totaled $1.1 billion, $1.9 billion and $3.1 billion at March 31, 2001 and September 2001 and 2000 respectively. There is no outstanding balance of interests in lease finance receivables sold through securitizations as of March 31, 2002.

Retail Financing

TMCC purchases primarily new and used vehicle and industrial equipment installment contracts from Toyota, Lexus and, to a lesser extent, other domestic and import franchised dealers. Certain of the used vehicle contracts purchased by TMCC are "Certified" Toyota and Lexus used vehicle contracts. Certified used vehicles are vehicles purchased by dealers, reconditioned and certified to meet certain Toyota and Lexus standards, and sold or leased with an extended warranty from the manufacturer. Installment contracts purchased must first meet TMCC's credit standards. Thereafter TMCC retains responsibility for contract collection and administration. TMCC acquires security interests in the vehicles financed and generally can repossess vehicles if customers fail to meet contract obligations. Substantially all of TMCC's retail financings are non-recourse, which relieves the dealers from financial responsibility in the event of repossession. TMCC requires retail financing customers to carry fire, theft and collision insurance on financed vehicles covering the interests of both TMCC and the customer. Retail financing revenues contributed 26%, 22%, 23% and 20% to total financing revenues for the fiscal year ended March 31, 2002, the transition period ended March 31, 2001 and for fiscal years ended September 30, 2000 and 1999, respectively.

TMCC's finance portfolio includes contracts with original terms ranging from 24 to 72 months; the average original contract term in TMCC's finance portfolio was 57 months, 56 months, 56 months, 54 months and 53 months at March 31, 2002, 2001 and 2000 and at September 30, 2000 and 1999,
respectively.

Retail Leasing

TMCC purchases primarily new vehicle and industrial and other equipment lease contracts originated by Toyota and Lexus dealers. Lease contracts purchased must first meet TMCC's credit standards after which TMCC assumes ownership of the leased vehicles and industrial and other equipment and is generally permitted to take possession of such vehicles and industrial equipment upon lessee default. TMCC is responsible for contract collection and administration during the lease period and for the unguaranteed residual value of the vehicle or equipment at lease maturity if the vehicle or equipment is not purchased by the lessee or dealer. Off-lease vehicles returned to TMCC are sold to dealers through a network of auction sites located throughout the United States as well as through the internet. Off-lease industrial and other equipment is sold through authorized Toyota industrial equipment dealerships using a bidding process. TMCC lease contracts require lessees to carry fire, theft, collision and liability insurance on leased vehicles covering the interests of both TMCC and the lessee. Leasing revenues contributed 69%, 71%, 72% and 76% to total financing revenues for the fiscal year ended March 31, 2002, the transition period ended March 31, 2001 and for fiscal years ended September 30, 2000 and 1999, respectively.

TMCC's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 45 months, 43 months, 41 months, 42 months and 40 months at March 31, 2002, 2001 and 2000 and at September 30, 2000 and 1999, respectively.

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as lessor and to hold title to leased vehicles in specified states in connection with a lease securitization program. TMCC acts as the servicer for lease contracts purchased by the Titling Trust from Toyota and Lexus dealers and services such lease contracts in the same manner as contracts owned directly by TMCC. TMCC holds an undivided trust interest in lease contracts owned by the Titling Trust, and such lease contracts are included in TMCC's lease assets unless and until such time as the beneficial interests in such contracts are transferred in a securitization transaction.

National Tiered Pricing Program

TMCC completed the national launch of a tiered pricing program for both retail and lease vehicle contracts in the transition period ended March 31, 2001. The objective of the program is to better match customer risk with contract rates charged to allow profitable purchases of a wider range of risk levels. Implementation of this program has contributed to increased average contract yields and increased credit losses in connection with purchases of higher risk contracts.

Wholesale Financing

TMCC provides wholesale financing primarily to qualified Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchised dealers to finance inventories of new and used Toyota, Lexus and other vehicles and industrial equipment. TMCC acquires security interests in vehicles financed at wholesale, and such financings are generally backed by corporate or individual guarantees from or on behalf of participating dealers. In the event of dealer default, TMCC has the right to liquidate any assets acquired and seek legal remedies pursuant to the guarantees. Pursuant to the Amended and Restated Repurchase Agreement, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default.

A summary of vehicle wholesale financing activity follows:

                                Year      Six Months                   Years
                                Ended      Ended                       Ended
                               March 31,   March 31,                 September 30,
                               ---------  ----------   -----------------------------------------
                                 2002        2001        2000       1999       1998       1997
                               --------    --------    --------   --------   --------   --------
Dealer financing volume
   ($Millions).................  $18,898      $8,608     $13,950     $11,093     $9,802     $8,573
Outstanding portfolio at
   period end ($Millions)......   $2,413      $2,641      $1,435        $855       $757       $574
Average amount financed
   per vehicle.................  $23,742     $23,674     $22,534     $22,120    $21,562    $20,695

Other Dealer Financing

TMCC also extends term loans and revolving credit facilites to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements. These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets and usually carry the personal or corporate guarantees of the dealers. In addition, TMCC provides financing to various large publicly-held dealer organizations, also called national dealer groups, often as part of a lending consortium for wholesale and real estate financing, business acquisitions and working capital. While the majority of these loans are secured, a portion remains unsecured. Wholesale and other dealer financing revenues contributed 5%, 7%, 5% and 4% to total financing revenues for the year ended March 31, 2002, the transition period ended March 31, 2001 and for each of the fiscal years ended September 30, 2000 and 1999, respectively. Other dealer financing arrangements are discussed further under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Insurance

The principal activities of TMCC's insurance subsidiary, Toyota Motor Insurance Services, Inc. ("TMIS"), include marketing, underwriting, claims administration and providing certain insurance and contractual coverages to Toyota and Lexus vehicle dealers and their customers. In addition, TMIS insures and reinsures certain TMS and TMCC risks. Income before income taxes from insurance operations contributed 16%, 41%, 22% and 13% to total income before income taxes and cumulative effect of change in accounting principle for the year ended March 31, 2002, the transition period ended March 31, 2001 and for each of the fiscal years ended September 30, 2000 and 1999, respectively.

Servicing

TMCC services accounts included in its asset-backed securitization transactions and is paid a servicing fee of 1% of the total principal balance of the receivables for both retail and lease securitizations.

Field Operations-Restructuring

During the first quarter of fiscal 2001, TMCC announced plans to restructure the Company's field operations. The branch offices of TMCC will be converted to serve only dealer financing needs, which includes the purchasing of contracts from dealers, financing inventories, loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements, as well as consulting on finance and insurance operations. The other functions that the branch offices currently cover, such as customer service, collections, lease termination and administrative functions for retail and lease contracts, will be handled by three regional customer service centers. The regional center for the Western region was opened in October 2001. The regional center for the Eastern region opened in February 2002, and the transfer of certain functions from branches to the regional center for the Midwest region is scheduled to continue during the summer of 2002. The conversion of these activities is expected to be completed
in fiscal 2003.   Restructuring charges and costs and their impact on
operations and credit losses are discussed under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Funding

The Company supports growth in earning assets through funding obtained in the capital markets as well as funds provided by operating activities. Capital market funding has generally been in the form of commercial paper, domestic and euro medium-term notes and bonds and transactions through the Company's asset-backed securitization programs.

The Company uses a variety of derivative financial instruments to manage interest rate and foreign exchange exposures. The derivative instruments used include cross currency and interest rate swap agreements, indexed note swap agreements and option-based products. The Company does not use derivative instruments for trading purposes.

Competition and Government Regulations

TMCC's primary competitors for retail leasing and financing are commercial banks, savings and loan associations, credit unions, finance companies and other captive automobile finance companies. Commercial banks and other captive automobile finance companies also provide wholesale financing and the other types of financing discussed above under "Other Dealer Financing" for Toyota and Lexus dealers. Competition for the principal products and services provided through the insurance operations is primarily from national and regional independent service contract providers. TMCC's strategy for long term profitable growth is to supplement, with competitive financing and insurance programs, the overall commitment of TMS to offer a complete package of services to authorized Toyota and Lexus dealers and their customers.

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

Employee Relations

At April 30, 2002, the Company had approximately 2,600 full-time employees. The Company considers its employee relations to be good.

Segment Information

Financial information regarding industry segments is set forth in Note 18 - Segment Information of the Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES.

The headquarters of the Company for both finance and insurance operations is located in Torrance, California. The Company plans to relocate to a new headquarters location in the TMS headquarters complex, also in Torrance, California, in fiscal year 2004.

During fiscal 2002, TMCC began the process of restructuring its field operations, as described under "Item 1. Business - Field Operations-Restructuring". As of April 30, 2002, the finance operation has three regional customer service centers ("CSC") and 33 dealer sales and service organizations ("DSSO") in cities throughout the United States; two of the DSSOs share premises with the regional customer services centers. The CSC for the Central region is located in Cedar Rapids, Iowa. The CSC for the Western region was opened in October 2001 and is located in Chandler, Arizona. The CSC for the Eastern region opened in February 2002 and is located in Owings Mills, Maryland. The restructuring is expected to be completed in fiscal 2003.

The finance operation also has one subsidiary office in the Commonwealth of Puerto Rico, one subsidiary office in Venezuela and one subsidiary office in Mexico. The subsidiary office in Mexico is shared with TMS. The insurance operation has six regional sales offices, which are located with the finance operations in either a DSSO or CSC.

All premises are occupied under lease.


ITEM 3.   LEGAL PROCEEDINGS.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in TMCC's business operations, policies and practices. Certain of these actions are similar to suits, which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of March 31, 2002 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

TMCC is a wholly-owned subsidiary of TFSA and, accordingly, all shares of the Company's stock are owned by TFSA. There is no market for TMCC's stock.

Dividends are declared and paid by TMCC as determined by its Board of Directors. TMCC's Board of Directors declared a cash dividend of $4 million that was paid to TFSA during fiscal 2002. No dividends had previously been declared or paid.

ITEM 6.   SELECTED FINANCIAL DATA.

                                 Year      Six Months                  Years
                                 Ended       Ended                     Ended
                               March 31,   March 31,                 September 30,
                               ---------   ---------    ---------------------------------------
                                  2002        2001       2000       1999       1998       1997
                                 ------      ------     ------     ------     ------     ------
                                                    (Dollars in Millions)
INCOME STATEMENT DATA

Financing Revenues:

Leasing......................... $ 2,479     $ 1,246     $ 2,402    $ 2,397    $ 2,595    $ 2,743
Retail financing................     917         390         768        645        531        433
Wholesale and other
   dealer financing.............     186         124         182        123        114        101
                                  ------      ------      ------     ------     ------     ------
Total financing revenues........   3,582       1,760       3,352      3,165      3,240      3,277
Depreciation on leases..........   1,580         753       1,440      1,664      1,681      1,793
Interest expense................   1,030         726       1,289        940        994        918
SFAS 133 fair value adjustments.     (38)         23           -          -          -          -
                                  ------      ------      ------     ------     ------     ------
Net financing revenues..........   1,010         258         623        561        565        566

Insurance premiums earned and
   contract revenues............     155          68         138        122        112         97
Investment and other income.....     206         130          99         88         79         66
Loss on asset impairment........      70          25          74         19          -          -
                                  ------      ------      ------     ------     ------     ------
Net financing revenues
   and other revenues...........   1,301         431         786        752        756        729
                                  ------      ------      ------     ------     ------     ------
Expenses:

Operating and administrative....     529         236         400        376        323        259
Losses related to Argentine
   Investment...................      31           -           -          -          -          -
Provision for credit losses.....     263          89         135         83        127        136
Insurance losses and loss
   adjustment expenses..........      76          35          81         63         55         51
                                  ------      ------      ------     ------     ------     ------
Total expenses..................     899         360         616        522        505        446
                                  ------      ------      ------     ------     ------     ------
Income before equity in net
   loss of subsidiary, income
   taxes and cumulative effect
   of change in accounting
   principle....................     402          71         170        230        251        283
Equity in net loss of
   subsidiary...................       -           -           1          -          -          -
Provision for income taxes......     159          27          65         98        107        121
                                  ------      ------      ------     ------     ------     ------

Income before cumulative effect
  of change in accounting
  principle.....................     243          44         104        132        144        162

Cumulative effect of change in
  accounting principle, net of
  tax benefits..................       -          (2)          -          -          -          -
                                  ------      ------      ------     ------     ------     ------

Net Income...................... $   243     $    42     $   104    $   132    $   144    $   162
                                  ======      ======      ======     ======     ======     ======






                                 March 31,                  September 30,
                            ------------------  --------------------------------------
                              2002      2001      2000      1999      1998      1997
                            --------  --------  --------  --------  --------  --------
                                              (Dollars in Millions)
BALANCE SHEET DATA

Finance receivables, net..  $ 22,390  $ 19,216  $ 18,168  $ 13,856  $ 11,521  $  8,452
Finance receivables, net -
  securitized.............  $  1,087  $      -  $      -  $      -  $      -  $      -
Investments in operating
  leases, net.............  $  7,631  $  7,409  $  7,964  $  8,605  $  9,765  $ 10,257
Total assets..............  $ 34,260  $ 29,214  $ 28,036  $ 24,578  $ 23,225  $ 19,830
Notes and loans payable...  $ 25,990  $ 22,194  $ 21,098  $ 18,565  $ 17,597  $ 14,745
Notes payable related to
  securitized finance
  receivables structured
  as collateralized
  borrowings..............  $  1,036  $      -  $      -  $      -  $      -  $      -
Capital stock.............  $    915  $    915  $    915  $    915  $    915  $    915
Retained earnings.........  $  1,820  $  1,581  $  1,539  $  1,435  $  1,303  $  1,159



                                 Year      Six Months                  Years
                                 Ended       Ended                     Ended
                               March 31,   March 31,                 September 30,
                               ---------   ---------    ---------------------------------------
                                  2002        2001       2000       1999       1998       1997
                                 ------      ------     ------     ------     ------     ------
                                                    (Dollars in Millions)


KEY FINANCIAL DATA

Ratio of earnings to
   fixed charges..........          1.39        1.10       1.13        1.24       1.25       1.31
Debt to Equity............          9.82        8.83       8.53        7.85       7.89       7.09
Return on Assets..........           .77%       .15%       .40%        .55%       .67%       .83%
Return on Equity..........          9.23%      1.68%      4.30%       5.74%      6.68%      8.11%
Allowance for credit
   losses as a percent
   of gross earning
   assets.................          .90%        .85%       .87%        .89%      1.02%      1.13%
Net credit losses as a
   percent of average
   earning assets.........          .59%        .50%       .39%        .40%       .51%       .55%
Aggregate balances at end of
   period for finance receivables
   and operating leases 60 or more
   days past due as a percent
   of net investments in operating
   leases and gross receivables
   outstanding....................  .40%        .21%       .21%        .20%       .15%       .14%




Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation
---------------------

In view of the change in the Company's fiscal year from September 30 to March 31 during fiscal 2001, management's discussion and analysis of financial condition and results of operation will:

 - compare the audited results of operations for the year ended March 31, 2002 to the proforma results of operations for the year ended March 31, 2001;
 - compare the audited results of operations for the six months ended
   March 31, 2001 ("transition period") to the proforma results of operations for the six months ended March 31, 2000; and,
 - compare the results of operations for the year ended September 30, 2000, to the results of operations for the year ended September 30, 1999.
 - the use of proforma results of operations provide meaningful comparative analysis. Such proforma results of operation are appropriately noted.

Critical Accounting Policies
---------------------------------

TMCC has identified the policies below as critical to the Company's business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our
reported and expected financial results.    The evaluation of the factors
described below in determining each of the Company's critical accounting policies involves significant assumptions, complex analysis and management judgment. Thus, changes in these factors may significantly impact the Consolidated Financial Statements. Different assumptions or changes in economic circumstances could result in additional changes to the allowances for credit and residual value losses, the valuation of the Company's retained interests and derivatives and its results of operations and financial condition.

Allowance for Credit Losses
---------------------------------
TMCC maintains allowances to cover estimated losses on its present owned portfolio resulting from the inability of customers to make required payments. The allowance for credit losses is evaluated quarterly, considering historical trends of repossession, charge-offs, recoveries and credit losses. In addition, portfolio credit quality, and current and projected economic and market conditions, are monitored and taken into account. After carefully evaluating these factors, management develops several loss scenarios and reviews allowance levels to ensure reserves are adequate to cover the probable range of losses. The allowance for credit losses is considered by management to be appropriate in relation to the expected loss experience on the present owned portfolio. Losses are charged to the allowance when it has been determined that payments will not be received and collateral cannot be recovered or the related collateral is repossessed and sold. Any shortfall between proceeds received and the carrying cost of repossessed collateral is charged to the allowance. Recoveries are credited to the allowance for credit losses. The allowance for credit losses and related provision expense are included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet and total expenses in the Consolidated Statement of Income, respectively.

Allowance for Residual Value Losses
----------------------------------------
The Company also maintains an allowance to cover estimated vehicle disposition losses related to unguaranteed residuals on its present owned portfolio. The allowance required to cover estimated residual value losses is evaluated quarterly, considering projected vehicle return rates and projected residual value losses derived from historical and market information on used vehicle sales, historical factors including trends in lease returns, the new car markets, and general economic conditions. After carefully evaluating these factors, management develops several loss scenarios and reviews allowance levels to ensure reserves are adequate to cover the probable range of losses. The allowance for residual value losses is maintained in amounts considered by management to be appropriate in relation to the expected losses on the present owned portfolio. Upon disposal of the assets, the allowance for residual losses is adjusted for the difference between the net book value and the proceeds from sale. The allowance for residual value losses and related provision expense are included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet and lease depreciation expense in the Consolidated Statement of Income, respectively.

Gain on Sale of Receivables and Valuation of Residual Interests
---------------------------------------------------------------
The Company recognizes gains on the sale of receivables in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaced FASB Statement No. 125 and other related pronouncements. The gain on sale is reported in the accompanying Consolidated Statement of Income under investment and other income. The gain on sale recorded depends, in part, on the carrying amount of the assets at the time of the sale. The carrying amount is allocated between the assets sold and the retained interests based on their relative fair values at the date of the sale.

TMCC records its retained assets at fair value, which is estimated by using a discounted cash flow analysis. The retained assets are not considered to have a readily available market value. The key economic assumptions used in the calculation of the initial gain on sale of receivables and the subsequent valuation of the retained interests include the estimated interest rate environment (in order to project the net rate earned on the residual interests, if applicable), severity and rate of credit losses, and the prepayment speed of the receivables. Management estimates the credit loss rate based on a number of factors including attributes of the finance receivables securitized. Attributes considered include the new versus used vehicle contract mix, loan credit scoring, and seasoning of contracts sold.
To determine the prepayment assumption used, management considers prior and current prepayment speeds of outstanding securitization transactions and estimated future economic conditions. Discount rates applied to the residual interests at the point of sale are at current market rates based on an investment with a similar term and risk associated with the retained interest. All key assumptions used in the valuation of the retained interests are reviewed at least quarterly and are revised as deemed appropriate. After carefully evaluating the factors discussed above, management ensures that the final assumptions used are adequate to cover probable potential losses or decreases in cash flows related to the prepayment of assets.

In certain transactions, the securitization trust issues securities bearing interest at variable rates, although the underlying receivables held by the securitization trust bear interest at fixed rates. In these circumstances, swaps are used to fix the spread between the different interest rates. As a result, management does not need to factor in possible adverse interest rate changes that would reduce the value of the retained interests.

The Company accounts for its retained interests in accordance with EITF No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF 99-20, TMCC recognizes the excess of all cash flows attributable to the beneficial interest estimated at the acquisition/transaction date (the "transaction date") over the initial investment as interest income over the life of the beneficial interest using the effective yield method. As adjustments to the estimated cash flows are made based upon expected market conditions, the Company adjusts the rate at which income is earned prospectively. Additionally, EITF 99-20 provides guidance as to when the holder of a retained interest must conclude that a decline in value below the carrying amount is considered permanent impairment. TMCC's policy is that if a decrease in the estimated future cash flows results in a fair value below the carrying amount and the decline is considered permanent, then the asset is written down through earnings (as opposed to other comprehensive income). Any excess of the carrying amount of the retained interest over its fair value results in an adjustment to the asset with a corresponding offset to unrealized gain. Unrealized gains, net of income taxes, related to retained assets are included in comprehensive income.

Derivatives and Hedging Activities
----------------------------------
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Fair value is determined using externally quoted market values where possible. If externally quoted market rates are not available, the Company uses external market rates in conjunction with a customized market valuation system to determine the fair value of the Company's derivatives. Derivative assets and liabilities include interest rate swaps, indexed note swap agreements, cross currency interest rate swap agreements and option-based products. The accounting for the gain or loss due to changes in fair value of the hedged item depends on whether the relationship between the hedged item and the derivative instrument qualifies for hedge treatment. If the relationship between the hedged item and the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the relationship between the hedged item and the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. The types of instruments that do not qualify for hedge accounting include, but are not limited to, U.S. basis swap instruments, and currency structured transactions including inverse floating rate instruments.

Derivatives are recognized in the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or a foreign-currency fair-value hedge (a "foreign currency hedge"). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge or foreign-currency hedge, along with changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk, are recorded in current-period earnings. Additional information concerning the SFAS No. 133 requirements is disclosed in Note 8 - Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements and Note 2 - Summary of Significant Accounting Policies - Derivative Financial Instruments.

Net Income
----------

The following table summarizes TMCC's net income by business segment for the years ended March 31, 2002 and 2001, the six months ended March 31, 2001 and 2000, and the years ended September 30, 2000 and 1999:

                             Year Ended        Six Months Ended         Years Ended
                              March 31,            March 31,           September 30,
                         ------------------   -------------------    ------------------
                          2002      2001(1)    2001       2000(1)     2000        1999
                         ------     -------   ------      -------    ------      ------
                                            (Dollars in Millions)
Net income:
  Financing operations.. $  199     $   51    $   22      $   41     $   70      $  113
  Insurance operations..     44         38        20          16         34          19
                         ------     ------    ------      ------     ------      ------
     Total net income... $  243     $   89    $   42      $   57     $  104      $  132
                         ======     ======    ======      ======     ======      ======
(1) Pro Forma


Net income from financing operations increased $148 million, or 290%, for the year ended March 31, 2002 as compared to the year ended March 31, 2001 primarily due to an increase in finance margin resulting from lower interest rates, higher earning asset amounts funded, and favorable fair value adjustment related to the Statement of Financial Statement Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income. This increase was partially offset by higher termination losses, increased net credit losses, higher impairment of assets retained from the sale of retail finance receivables, the write-off of its $5 million investment in Toyota Credit Argentina, S.A. ("TCA") and the establishment of a reserve of $26 million relating to TMCC's $40 million guaranty of TCA's offshore outstanding debt and higher operating and administrative expenses which increased as a result of the costs incurred in connection with the restructuring of TMCC's field operations.

Net income from financing operations decreased $19 million, or 46%, in the transition period as compared to the six months ended March 31, 2000, primarily due to lower interest margin as a result of higher interest expense, higher operating and administrative expenses, higher provision for credit losses, losses associated with the implementation of SFAS 133 in fiscal 2001 and the recognition of asset impairment losses partially offset by higher financing revenues and higher investment and other income. The decrease in fiscal 2000 financing operations net income from fiscal 1999 is due primarily to lower interest margin as a result of higher interest expense, the recognition of asset impairment losses, higher provision for credit losses, and higher operating and administrative expenses.

Net income from insurance operations increased $6 million, or 16%, for the year ended March 31, 2002 as compared to the year ended March 31, 2001 primarily due to increased contract volume. Net income from insurance operations increased $4 million, or 25%, in the transition period as compared to the six months ended March 31, 2000, primarily due to higher investment income resulting from increased net realized gains on sales of available-for-sale securities, partially offset by higher provision for income taxes. There can be no assurance that the Company will recognize similar gains in future periods. The increase in fiscal 2000 insurance operations net income from fiscal 1999 is primarily due to higher insurance premiums earned and contract revenues, higher investment income and lower provision for income taxes, partially offset by higher insurance losses and loss adjustment expenses. Additional information concerning TMCC's financing and insurance operations is disclosed in Note 18 - Segment Information of the Notes to Consolidated Financial Statements.

Earning Assets
--------------

The composition of TMCC's net earning assets (which excludes receivables sold through securitization transactions that qualify as a sale for legal and accounting purposes, but includes receivables sold through securitization transactions that qualify as a sale for legal but not accounting purposes, under the Financial Accounting Standards Board Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the years ended March 31, 2002 and 2001, the six months ended March 31, 2001 and 2000, and for the years ended September 30, 2000 and 1999, are summarized below:

                                             March 31,          September 30,
                                         ------------------   ------------------
                                           2002      2001       2000      1999
                                         --------  --------   --------  --------
                                                  (Dollars in Millions)

Vehicle lease
  Investment in operating leases, net... $  7,215  $  6,994   $  7,580  $  8,290
  Finance leases, net...................    6,338     6,432      5,504     3,315
                                         --------  --------   --------  --------
Total vehicle leases....................   13,553    13,426     13,084    11,605

Vehicle retail finance receivables, net.   13,409     9,034     10,235     8,916
Vehicle wholesale and other financing...    4,429     4,392      3,043     2,142
Allowance for credit losses.............     (283)     (227)      (230)     (202)
                                         --------  --------   --------  --------
Total net earning assets................ $ 31,108  $ 26,625   $ 26,132  $ 22,461
                                         ========  ========   ========  ========

                                         Years Ended         Six Months Ended        Years Ended
                                          March 31,             March 31,            September 30,
                                      ------------------   --------------------   ------------------
                                        2002     2001(1)     2001       2000(1)     2000      1999
                                      --------  --------   --------    --------   --------  --------
Total contract volume:
   Vehicle retail....................  643,000   432,000    209,000     189,000    412,000   333,000
   Vehicle lease.....................  192,000   216,000    102,000     126,000    240,000   249,000
                                      --------  --------   --------    --------   --------  --------
Total................................  835,000   648,000    311,000     315,000    652,000   582,000
                                      ========  ========   ========    ========   ========  ========

TMS sponsored contract volume:
   Vehicle retail....................  149,000    59,000     33,000      18,000     44,000    46,000
   Vehicle lease.....................   33,000    58,000     30,000      31,000     59,000    96,000
                                      --------  --------   --------    --------   --------  --------
Total................................  182,000   117,000     63,000      49,000    103,000   142,000
                                      ========  ========   ========    ========   ========  ========

Used contract volume:
   Vehicle retail....................  224,000   160,000     80,000      69,000    149,000   112,000
   Vehicle lease.....................    5,000     6,000      3,000       4,000      8,000     6,000
                                      --------  --------   --------    --------   --------  --------
Total................................  229,000   166,000     83,000      73,000    157,000   118,000
                                      ========  ========   ========    ========   ========  ========

Finance penetration
     (excluding fleet) (2):
   Vehicle retail....................    25.9%     18.0%      18.4%       17.0%      17.5%     16.0%
   Vehicle lease.....................    11.6%     14.1%      14.1%       17.4%      15.4%     17.7%
                                      --------  --------   --------    --------   --------  --------
Total................................    37.5%     32.1%      32.5%       34.4%      32.9%     33.7%
                                      ========  ========   ========    ========   ========  ========
(1) Pro Forma
(2) Finance penetration represents penetration of Toyota and Lexus vehicle financed sales to consumers.


TMCC's net earning assets as of March 31, 2002 increased significantly from March 31, 2001 primarily due to an increase in retail and vehicle wholesale and other financing earning assets. The increase in retail earning assets is primarily due to higher levels of incentives on new vehicles and the strong sales of Toyota and Lexus vehicles. The increase in wholesale earning assets was primarily due to a 23% increase in the number of dealers receiving wholesale financing.

TMCC's net earning assets as of March 31, 2001 increased slightly from September 30, 2000 due to growth in wholesale and finance lease earning assets, partially offset by a decline in retail and operating lease earning assets.
The increase in wholesale earning assets was primarily due to a 6% increase in the number of dealers receiving wholesale financing. The increase in finance lease earning assets was primarily due to volume exceeding liquidations during the transition period. The decline in retail earning assets was primarily due to the sales of retail receivables pursuant to securitizations totaling
$3.1 billion during the transition period.

TMCC's net earning assets as of September 30, 2000 increased from September 30, 1999 due to growth in retail, finance lease and wholesale earning assets, partially offset by a decline in operating lease earning assets.

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as a lessor and to hold title to leased vehicles in specified states. The value of the lease contracts purchased by the Titling Trust during the year ended March 31, 2002 and the six months ended March 31, 2001 and 2000, represented approximately 47%, 48% and 42%, respectively, of all lease contracts purchased by both TMCC and the Titling Trust. The value of the lease contracts purchased by the Titling Trust in fiscal 2000 and 1999 represented approximately 43% and 41%, respectively, of all lease contracts purchased by both TMCC and the Titling Trust. TMCC holds an undivided trust interest in lease contracts owned by the Titling Trust, and such lease contracts are included in TMCC's lease assets, unless and until such time as the beneficial interests in such contracts are transferred in connection with a securitization transaction. The majority of all leases owned by the Titling Trust are classified as finance receivables due to certain residual value insurance arrangements in place with respect to such leases, while leases of similar nature originated outside of the Titling Trust are classified as operating leases. The purchase of residual value insurance on leases acquired by the Titling Trust before June 2001 changed the composition of the Company's earning assets resulting in an increasing mix of finance receivables relative to operating lease assets due to the classification differences described above. However, beginning June 2001, the purchasing of residual value insurance on lease contracts was terminated. As a result, the future composition of the Company's lease portfolio will gradually change as more leases acquired by the Titling Trust will be classified as operating leases.

TMS sponsors special lease and retail programs which subsidize reduced monthly payments on certain Toyota and Lexus new vehicles to qualified lease and retail customers. Toyota Material Handling, U.S.A., Inc. ("TMHU") subsidizes reduced monthly payments on certain Toyota industrial equipment to qualified lease and retail customers. Support amounts received from TMS and TMHU in connection with these programs approximate the balances required by TMCC to maintain revenues at standard program levels and are earned over the expected lease and retail installment contract terms. The level of sponsored program activity varies based on TMS and TMHU's marketing strategies, and revenues earned vary based on the mix of Toyota and Lexus vehicles, timing of programs and the level of support provided. Support amounts earned from TMS and TMHU's sponsored special lease and retail contracts totaled $143 million, $63 million, $61 million, $108 million and $126 million for the fiscal year ended March 31, 2002, the six months ended March 31, 2001 and 2000, and for fiscal years 2000 and 1999, respectively.

TMCC's decrease in lease contract volume and corresponding increase in retail contract volume during the year ended March 31, 2002 as compared to the year ended March 31, 2001 reflects a general shift in programs sponsored by TMS from lease to retail as well as an industry-wide shift away from leasing.

TMCC's lease contract volume declined during the transition period ended March 31, 2001 as compared to the six months ended March 31, 2000 reflecting lower finance penetration due to lower levels of programs sponsored by TMS. TMCC's retail contract volume for the transition period ended March 31, 2001 increased from the six months ended March 31, 2000 primarily due to competitive pricing and the strong sales of Toyota and Lexus vehicles and higher TMS sponsored programs.

TMCC's lease contract volume for the year ended September 30, 2000 declined from 1999 reflecting lower levels of programs sponsored by TMS. TMCC's retail contract volume for the year ended September 30, 2000 increased from 1999 levels due to competitive pricing and the strong sales of Toyota and Lexus vehicles.

The increase in used vehicle retail contract volume during the year ended
March 31, 2002 reflects an increased supply of used cars returned to dealers in the form of trade-ins due to recent new model incentives, a large supply of used vehicles due to the volume of vehicles coming off-lease and a shift from leasing to retail financing. The increase in used vehicle retail contract volume during the transition period and fiscal 2000 reflects a large supply of used vehicles due to the volume of vehicles coming off-lease as well as a shift from leasing to retail financing.

Net Financing Revenues
----------------------

TMCC's net financing revenues increased $412 million, or 69%, for the year ended March 31, 2002 as compared to the year ended March 31, 2001 due to lower interest expense, higher financing revenues and favorable fair value adjustment related to SFAS 133, which is reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income. TMCC's net financing revenues decreased $25 million, or 9%, during the transition period ended March 31, 2001 as compared to the six months ended March 31, 2000 primarily due to higher interest expense and losses associated with the adoption of SFAS 133 substantially offset by higher financing revenues. TMCC's net financing revenues increased in fiscal 2000 primarily due to lower depreciation expenses and higher retail and wholesale revenues, substantially offset by higher interest expense. The purchase of residual value insurance for lease contracts acquired by the Titling Trust caused a shift in the composition of the lease portfolio from operating leases to finance leases, as discussed earlier, and resulted in decreased straight-line depreciation and decreased revenues from operating leases. However, due to the termination of residual value insurance on lease contracts beginning in June 2001, straight-line depreciation and operating lease revenues are expected to increase as leases acquired by the Titling Trust will be classified as operating leases.

Depreciation on Leases
----------------------
The following table sets forth the items included in TMCC's depreciation on leases for the years ended March 31, 2002 and 2001, the six months ended March 31, 2001 and 2000, and for the years ended September 30, 2000 and 1999:

                                         Years Ended         Six Months Ended        Years Ended
                                          March 31,             March 31,            September 30,
                                      ------------------   --------------------   ------------------
                                        2002     2001(1)     2001       2000(1)     2000      1999
                                      --------  --------   --------    --------   --------  --------
                                                        (Dollars in Millions)

  Straight-line depreciation
     on operating leases...........   $1,199    $1,241    $  612      $  644     $1,273    $1,378
  Provision for residual value
     losses........................      381       237       141         106        202       286
  TMS support for certain vehicle
     disposition losses............        -       (35)        -           -        (35)        -
                                      ------    ------    ------      ------     ------    ------
  Total depreciation on leases.....   $1,580    $1,443    $  753      $  750     $1,440    $1,664
                                      ======    ======    ======      ======     ======    ======
(1) Pro Forma

Straight-line Depreciation

Straight-line depreciation expense on operating leases decreased 3% during the twelve months ended March 31, 2002 compared to the comparable prior period resulting from decline in average outstanding operating lease assets. Straight-line depreciation expense decreased 5% during the transition period compared to the same period in fiscal 2000, and 8% during fiscal 2000 also as a result of a decrease in average outstanding operating lease assets. As discussed earlier, purchasing residual value insurance for leases acquired by the Titling Trust through June 2001 increased the ratio of lease finance receivables relative to operating lease assets. TMCC discontinued purchasing residual value insurance for operating lease assets acquired by the Titling Trust beginning July 2001. The Company expects an increase in straight-line depreciation expense as operating leases become a larger proportion of the Company's lease portfolio.

Residual Value Losses

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

Total unguaranteed residual values related to TMCC's vehicle lease portfolio increased from approximately $6.9 billion to $7.1 billion between March 31, 2001 and March 31, 2002, respectively. The increase primarily resulted from the suspension of purchasing residual value insurance for operating leases acquired by the Titling Trust beginning in June 2001. Total unguaranteed residual values related to TMCC's vehicle lease portfolio decreased from approximately $7.1 billion at March 31, 2000 to $6.9 billion at March 31, 2001 due in part to the continuation of purchasing residual value insurance for operating leases acquired by the Titling Trust. Total unguaranteed residual values related to TMCC's vehicle lease portfolio increased from approximately $6.5 billion at September 30, 1999 to $7.0 billion at September 30, 2000 commensurate with the growth in leased assets during the same period.

The increase of $144 million in the provision for residual value losses as of March 31, 2002 reflects the overall increases in vehicle return rates and losses per vehicle experienced in the current year as well as expected market conditions. TMCC believes that reserve levels at March 31, 2002 are adequate to cover expected losses on its vehicle portfolio.

TMCC experienced a $76 million (31%) increase in losses at vehicle disposition in the fiscal year ended March 31, 2002 relative to the comparable period ended March 31, 2001. The increase resulted from an increased supply of off-lease vehicles, higher return rates and higher average losses per vehicle.
The increase in losses also reflects the downward pressure placed on used vehicle prices as a result of the general economic downturn, competitive new vehicle pricing for core Toyota and Lexus models and industry-wide record levels of incentives on new vehicles. The Company also believes that these factors were compounded by auto manufacturers' responding to the events of September 11, 2001 with additional incentives, which continued throughout the remainder of fiscal 2002.

The increase of $36 million in losses at vehicle disposition during the transition period as compared to the six months ended March 31, 2000 also reflects a larger supply of vehicles coming off-lease, higher off-lease vehicle return rates and higher losses per vehicle. The provision for residual value losses increased in the transition period as a result of these factors.

The Company also maintains an allowance to cover estimated vehicle disposition losses related to unguaranteed residuals on its present owned portfolio. The allowance required to cover estimated residual value losses is evaluated quarterly, considering projected vehicle return rates and projected residual value losses derived from historical and market information on used vehicle sales, historical factors including trends in lease returns, the new car markets, and general economic conditions. After carefully evaluating these factors, management develops several loss scenarios and reviews allowance levels to ensure reserves are adequate to cover the probable range of losses. The allowance for residual value losses is maintained in amounts considered by management to be appropriate in relation to the expected losses on the present owned portfolio. Upon disposal of the assets, the allowance for residual losses is adjusted for the difference between the net book value and the proceeds from sale. The allowance for residual value losses and related provision expense are included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet and lease depreciation expense in the Consolidated Statement of Income, respectively.

The decrease in the provision for residual value losses in fiscal 2000 compared to fiscal 1999 reflects reduced vehicle disposition losses of $30 million during fiscal 2000 coupled with management's estimate that reserve levels during the same period were considered adequate to cover expected losses at September 2000. The decrease in vehicle disposition losses was primarily due to a decrease in the number of vehicles scheduled to terminate resulting from the sale of interests in lease finance receivables during fiscal 1997 and 1998, partially offset by a higher rate of vehicle returns.

In addition to the factors discussed above, disposition losses may also be affected by the amount and types of accessories or installed optional equipment included in leased vehicles. Although vehicle loss rates are typically the result of a combination of factors, to the extent certain types of optional equipment depreciate more rapidly than the value of the base vehicle, leased vehicles, having a greater portion of their manufacturer's suggested retail price attributable to such optional equipment, will experience relatively higher levels of loss. To help mitigate risk of loss associated with accessories and optional equipment, TMCC implemented a new residual value setting policy beginning with model year 1999 Toyota vehicles. Under the new policy, the residual value applicable to the base vehicle and the residual value applicable to certain specified optional accessories and optional equipment are calculated separately.

The Company has also taken action to reduce vehicle disposition losses by developing strategies to increase dealer purchases of off-lease vehicles and expanding marketing of off-lease vehicles through the internet to maximize proceeds on vehicles sold through auction.

Vehicle Lease Return Rates

The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate in the same period was 55% for the year ended March 31, 2002 as compared to 51%, 54%, 52%, 50% and 47% for the twelve months ended March 31, 2001, the six months ended March 31, 2001 and 2000 and for the years ended September 30, 2000 and 1999, respectively. The increase for the year ended March 31, 2002 as compared to the same period ended March 31, 2001, is primarily due to the higher supply of off-lease vehicles.

TMS Support

Under an arrangement with TMS, TMCC received support for vehicle disposition losses in June 2000. No assurance can be provided as to either the level of support or the continuation of the support arrangement in future periods.

Interest Expense
----------------

Interest expense decreased 28% during the year ended March 31, 2002 as compared to the year ended March 31, 2001 primarily due to lower average cost of borrowings, partially offset by higher average outstanding debt. Interest expense increased 22% during the six months ended March 31, 2001 compared with the six months ended March 31, 2000, and 37% in fiscal 2000 compared with fiscal 1999 primarily due to higher average cost of borrowings and an increase in average debt outstanding. The weighted average cost of borrowings was 4.06%, 6.46%, 6.44%, 6.07%, 6.30% and 5.34% for the years ended March 31, 2002 and
2001, the six months ended March 31, 2001 and 2000, and for the fiscal years ended September 30, 2000 and 1999, respectively.


Insurance
---------

The principal activities of TMCC's insurance subsidiary, Toyota Motor Insurance Services, Inc. ("TMIS"), include marketing, underwriting, claims administration and providing certain insurance and contractual coverages to Toyota and Lexus vehicle dealers and their customers. In addition, TMIS insures and reinsures certain TMS and TMCC risks. Insurance premiums earned and contract revenues recognized from insurance operations increased $17 million, or 12%, for the year ended March 31, 2002 as compared with the year ended March 31, 2001 primarily due to increased contract volume. Insurance premiums earned and contract revenues remained constant during the six months ended March 31, 2001 as compared to the six months ended March 31, 2000. Insurance premiums earned and contract revenues recognized from insurance operations increased $16 million, or 13%, in fiscal 2000 due to higher underwriting revenues associated with in-force agreements.


Investment and Other Income
---------------------------

The following table summarizes TMCC's investment and other income for the year ended March 31, 2002, the six months ended March 31, 2001 and 2000, and for fiscal years ended September 30, 2000 and 1999:

                                   Years Ended        Six Months Ended     Years Ended
                                     March 31,            March 31,        September 30,
                                ------------------ -------------------- -----------------
                                 2002     2001(1)    2001      2000(1)   2000      1999
                                --------  -------- --------   --------  -------  --------
                                               (Dollars in Millions)
Investment income..............   $  96    $ 113    $  68      $  22    $  60    $  34
Gains on receivables sold......      81       52       42          1        5       15
Servicing fee and other income.      29       38       20         17       34       39
                                 ------   ------   ------     ------    ------  ------
   Investment and other income.   $ 206    $ 203   $  130      $  40    $  99    $  88
                                 ======   ======   ======     ======    ======  ======
(1) Pro Forma


The increase in investment and other income for the twelve months ended March 31, 2002 as compared to the twelve months ended March 31, 2001 is primarily due to higher gains on sold receivables, partially offset by a decrease in investment income. The increase in investment and other income for the transition period ended March 31, 2001 as compared to the six months ended March 31, 2000 is primarily due to higher investment income and gains on receivables sold. The increase in investment and other income from fiscal 1999 to fiscal 2000 is primarily due to higher investment income, partially offset by lower gains on receivables sold and lower servicing fee income.

Investment Income

The decrease in investment income for the twelve months ended March 31, 2002 as compared to the twelve months ended March 31, 2001 is due to decreased net realized gains on sales of available-for-sale securities coupled with a general decrease in interest rates. The increase in investment income during the transition period ended March 31, 2001 as compared to the six months ended March 31, 2000, and during fiscal 2000 as compared to fiscal 1999, reflects higher market interest rates and an increase in TMCC's portfolio of marketable securities due to a higher level of assets retained in connection with recent retail securitizations.

Servicing Fee Income

Servicing fee income decreased for the twelve months ended March 31, 2002 as compared to the twelve months ended March 31, 2001 due to fewer securitization transactions qualifying for sale treatment in the current fiscal year. TMCC normally collects a 1% servicing fee on sold receivables. Due to the nature of, and accounting treatment for, the September 2001 transaction, TMCC is not paid this fee for the receivables included in that transaction. Servicing fee income increased 18% for the six months ended March 31, 2001 compared to the six months ended March 31, 2000 due to the increase in the level of sold retail receivables. Servicing fee income decreased 13% for the fiscal year ended September 30, 2000 due to the reduction in the average balance of sold interests in lease and retail finance receivables as well as the temporary waiver of servicing fee income related to the fiscal 1997 sale of interests in lease finance receivables. Servicing fee income increased 50% for the fiscal year ended September 30, 1999 due to the growth in the combined balance of sold interests in lease finance and sold retail receivables.

Gains on Receivables Sold

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

Gains on receivables sold increased $29 million to $81 million for the twelve months ended March 31, 2002 as compared to the twelve months ended March 31, 2001. The increase reflects decreases in market interest rates, which resulted in larger spreads retained by the Company, coupled with an increased use of securitization. Gains on receivables sold increased $41 million during the six months ended March 31, 2001 as compared to the same period in fiscal 2000, primarily due to decreases in market interest rates which result in larger spreads being retained by the Company. Gains on receivables sold decreased $10 million during fiscal year 2000 due to an increase in market interest rates. Gains on assets sold are further discussed in Note 7 - Sale of Receivables and Securitization of the Notes to Consolidated Financial Statements.

Loss on Asset Impairment
---------------------------

TMCC performs a review of the fair market value of assets retained in the sale of retail receivables and interests in lease finance receivables on at least a quarterly basis. The fair market value of these retained assets is impacted by management's and the market's expectations as to future losses on vehicle disposition, credit losses and prepayment rates.

Impairment losses related to lease and retail finance receivables totaled $70 million for the twelve months ended March 31, 2002. Losses related to asset impairment are discussed further in Note 7: Sale of Receivables and Securitization.

In June 2001, the Company experienced increased return rates and loss per unit upon disposition relating to vehicles associated with its lease and finance receivables. This experience, combined with revised forecasts for future return rates and loss per unit, resulted in a downward revision to the vehicle disposition assumptions. The assumption for expected residual value losses for TMCC's lease securitizations was 4.9%-7.6% at March 31, 2001 and was revised to 7.1%-7.9% at June 30, 2001. The increase in residual value loss assumptions was primarily due to the performance of leases originated prior to model year 1999 and scheduled to terminate over the next 3 months. As a result of the change in assumptions, TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $47 million as required by EITF 99-20, which was adopted in the first quarter of fiscal year 2002.

During fiscal year 2002 TMCC recognized an additional $23 million in impairment losses related to retail finance receivables as a result of actual credit losses exceeding original credit loss assumptions. Actual credit losses increased primarily due to recent economic conditions, restructuring of field operations, and the impact of a full year under tiered pricing. Retail credit loss assumptions have been revised as of March 31, 2002 to reflect current market conditions. The $23 million impairment charge effectively reduces the value of TMCC's retained interests in securitized retail finance receivables to estimated net realizable value as of March 31, 2002.

During the third quarter of fiscal 2000, the Company refined its methodology for forecasting losses on vehicle disposition to better reflect recent and expected loss experience. TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $25 million, $14 million, $74 million and $19 million during the six months ended March 31, 2001 and 2000, and during the years ended September 30, 2000 and 1999, respectively, resulting from an increase in vehicle disposition loss assumptions related to leases originated prior to model year 1999 and terminating fiscal years 2000 through 2004. The Company did not recognize any impairment losses related to assets retained in the sale of retail finance receivables during the six months ended March 31, 2001 and 2000, or during the years ended September 30, 2000 and 1999, respectively.

Losses Related to Argentine Investment
--------------------------------------

TMCC has executed guarantees totaling $65 million in respect to TCA's offshore dollar bank loans, of which approximately $40 million, including principal and interest, is outstanding. Late in 2001, the Argentine government instituted a series of changes that led to political, economic and regulatory risks to Argentine businesses. The government has imposed foreign exchange controls restricting offshore payment transfers, and these controls are currently preventing TCA from sending payments on its offshore dollar loans out of Argentina. In February 2002, the Argentine government established measures to re-denominate the entire Argentine economy into pesos and has permitted the peso to float freely against other global currencies. This re-denomination policy adversely affected TCA's financial condition and its ability to fully satisfy its offshore dollar loans. Consequently, TMCC has included a charge against income of $31 million to write-off its $5 million investment in TCA and to establish a reserve of $26 million relating to TMCC's $40 million guaranty of TCA's offshore outstanding debt. TMCC will continue to monitor the situation in Argentina.


Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses increased 19% for the year ended March 31, 2002 as compared to the year ended March 31, 2001, 22% in the six months ended March 31, 2001 as compared to the six months ended March 31, 2000, and 6% for the year ended September 20, 2000 as compared to the year ended September 30, 1999, respectively. The increase in fiscal 2002 reflects costs associated with the field operations restructuring, technology-related projects as well as costs to support the Company's growing customer base. The increases noted in the transition period and fiscal 2000 also reflect expenses associated with technology-related projects and costs to support TMCC's growing customer base.

Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC.
During the year ended March 31, 2002, the six months ended March 31, 2001 and 2000, and for fiscal 2000, net charges reimbursed by TMCC to TMS totaled
$51 million, $27 million, $13 million and $25 million, respectively. Net charges to be reimbursed by TMCC to TMS during fiscal 2003 are estimated to range between $45 million and $55 million.

The Credit Support Fee Agreement entered into between TMCC and TFSC provides that TMCC will pay to TFSC a semi-annual fee equal to 0.05% per annum of the weighted average outstanding amount of TMCC's Securities entitled to credit support, as described under Item 1. Credit support fees included in operating and administrative expenses for the year ended March 31, 2002 and the six months ended March 31, 2001 were $12 million and $6 million, respectively, and expenses for fiscal 2003 are estimated to be $13 million.

Restructuring and Related Activities

Operating and administrative expenses are also expected to increase during fiscal 2003 as a result of the costs incurred in connection with the continued restructuring of TMCC's field operations. The branch offices of TMCC are being converted to serve only dealer financing needs which includes the purchasing of contracts from dealers, financing inventories, loans to dealers for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements, as well as consulting on finance and insurance operations. The other functions that the branch offices currently cover, such as customer service, collections, lease termination and administrative functions for retail and lease contracts, will be handled by three regional customer service centers. The regional center for the Western region was opened in October 2001. The regional center for the Eastern region opened in February 2002, and the transfer of the other functions from branches to the regional center for the Midwest region is scheduled to continue during the summer of 2002. The conversion of these activities is expected to be completed in fiscal 2003.

Restructuring and related charges of $23.4 million and $6.0 million were expensed during the periods ending March 31, 2002 and March 31, 2001, respectively. The expenses charged in the period ending March 31, 2002 were comprised of $9.1 million related to employee separations, $7.2 million related to asset and facility costs and $7.1 million for other exit costs. The expenses charged in the period ended March 31, 2001 were comprised entirely of employee separation costs.

During fiscal 2002 TMCC experienced an increase in delinquency and charge off rates as a result of the disruption to normal collections processes during the field reorganization. TMCC is taking measures to minimize the disruption of operations; however, the restructuring of field operations could continue to adversely affect delinquencies and credit losses. Management believes that the impact of the restructuring has been accurately factored into the provision for credit losses. Upon the completion of the field reorganization and strategic deployment of resources, the Company hopes to derive greater internal operation efficiencies and superior dealer and customer account management.


Provision for Credit Losses
---------------------------

TMCC maintains allowances to cover estimated losses on its present owned portfolio resulting from the inability of customers to make required payments. The allowance for credit losses is evaluated quarterly, considering historical trends of repossession, charge-offs, recoveries and credit losses. In addition, portfolio credit quality, and current and projected economic and market conditions, are monitored and taken into account. After carefully evaluating these factors, management develops several loss scenarios and reviews allowance levels to ensure reserves are adequate to cover the probable range of losses. The allowance for credit losses is considered by management to be appropriate in relation to the expected loss experience on the present owned portfolio. Losses are charged to the allowance when it has been determined that payments will not be received and collateral cannot be recovered or the related collateral is repossessed and sold. Any shortfall between proceeds received and the carrying cost of repossessed collateral is charged to the allowance. Recoveries are credited to the allowance for credit losses. The allowance for credit losses and related provision expense are included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet and total expenses in the Consolidated Statement of Income, respectively.

The allowance for credit losses increased for the year ended March 31, 2002 as compared to the year ended March 31, 2001 due to an increase in the provision for credit losses, partially offset by an increase in net charge-offs. TMCC's provision for credit losses increased 60% for the year ended March 31, 2002 as compared to the year ended March 31, 2001, 48% during the transition period and 63% during fiscal 2000 compared to fiscal 1999, reflecting growth in earning assets and, in 2002, increased credit losses and delinquencies as discussed below. Allowances for credit losses are evaluated quarterly, considering historical loss experience and other factors, and are considered adequate to cover expected credit losses as of March 31, 2002.

TMCC completed the national launch of a tiered pricing program for both retail and lease vehicle contracts during the transition period ended March 31, 2001. The objective of the program is to better match customer risk with contract rates charged to allow profitable purchases of a wider range of risk levels. Implementation of this program has contributed to increased average contract yields and increased credit losses in connection with purchases of higher risk contracts.

An analysis of credit losses and the related allowance follows. This analysis includes receivables sold through securitizations that qualify as a sale for legal but not accounting purposes, but excludes net losses on receivables sold through securitization transactions that qualify as a sale for legal and accounting purposes, under SFAS 140:

                                        Years         Six Months             Years
                                        Ended           Ended                Ended
                                       March 31,       March 31,          September 30,
                                   -----------------   ---------   ----------------------------
                                    2002      2001(1)    2001       2000       1999       1998
                                   ------     ------    ------     ------     ------     ------
                                                       (Dollars in Millions)
Allowance for credit losses
   at beginning of period.........  $ 227       $ 214     $ 230      $ 202      $ 220      $ 213
Provision for credit losses.......    263         164        89        135         83        127
Charge-offs.......................   (190)       (134)      (75)      (116)      (104)      (120)
Recoveries........................     20          19         9         19         17         17
Other Adjustments.................    (37)        (36)      (26)       (10)       (14)       (17)
                                    ------      ------    ------     ------     ------     ------
Allowance for credit losses
   at end of period...............  $ 283       $ 227     $ 227      $ 230      $ 202      $ 220
                                    ======      ======    ======     ======     ======     ======

Allowance for credit losses
   as a percent of gross
   earning assets.................   .90%        .85%      .85%       .87%       .89%      1.02%
Net credit losses as a percent
   of average earning assets......   .59%        .44%      .50%       .39%       .40%       .51%

Aggregate balances at end of
   period for finance receivables
   and operating leases 60
   or more days past due..........   $126         $56       $56        $54        $35        $30

Aggregate balances at end of
   period for finance receivables
   and operating leases 60 or more
   days past due as a percent
   of net investments in operating
   leases and gross receivables
   outstanding....................   .40%        .21%      .21%       .20%       .15%       .14%

(1) Pro Forma


As a result of increased credit losses and delinquencies, TMCC increased the allowance for credit losses as a percent of gross earning assets at March 31, 2002 as compared to March 31, 2001. TMCC believes that the increased credit losses and delinquencies are primarily due to the recent national economic downturn, the introduction of the tiered pricing program, and the effects of TMCC's field reorganization which has temporarily disrupted normal collection activities. The decrease in the allowance for credit losses as a percent of gross earning assets from September 2000 to March 2001 primarily reflects significant growth in vehicle wholesale earning assets which historically have experienced minimal credit losses.

Net credit losses as a percent of average earning assets for the year ended March 31, 2002 as compared with the year ended March 31, 2001, also increased as a result of the recent economic downturn, tiered pricing and field reorganization described above. Net credit losses as a percent of average earning assets from September 2000 to March 2001 increased due to a deterioration in economic conditions.

Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. The information in the table above has not been adjusted to eliminate the effect of the growth of TMCC's portfolio. During the year ended March 31, 2002, TMCC's portfolio has experienced significantly increased delinquency rates. Repossession and credit loss experience has also increased during the same period. TMCC believes that the increased delinquency experience is a result of a number of factors including the recent national economic downturn, a full fiscal year under the tiered pricing program, and the effects of TMCC's field reorganization described previously. The reorganization is ongoing and the transfer of certain functions from branches to customer service centers is scheduled to continue during the summer of 2002. TMCC is taking measures to minimize the disruption of operations; however, the restructuring of field operations and economic downturn could continue to adversely affect delinquencies and credit losses. Management has increased the allowance for credit losses by $56 million from March 31, 2001 to March 31, 2002 and believes that it is adequate at March 31, 2002.


Insurance Losses and Loss Adjustment Expenses
---------------------------------------------

The liability for losses and loss expenses represents the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claim adjustment expenses. Loss reserve projections are used to estimate loss reporting patterns, loss payment patterns and ultimate claim costs. An inherent assumption in such projections is that historical loss patterns can be used to predict future patterns with reasonable accuracy. Because many variables can affect past and future loss patterns, the effect of changes in such variables on the results of loss projections must be carefully evaluated. The evaluation of these factors involves significant assumptions, complex analysis and management judgment, which may significantly impact the financial statements. Insurance liabilities are, therefore, necessarily based on estimates, and the ultimate liability may vary from such estimates. These estimates are regularly reviewed by management and adjustments to such estimates are included in income on a current basis. The liability for reported losses and the estimate of unreported losses are recorded in accounts payable and accrued expenses. Commissions and fees from services provided are recognized in relation to the timing and level of services performed.


Concentration of Credit Risk
----------------------------

The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles in the United States. Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, changes in pricing of imported units due to currency fluctuations, or other events, could impact the level of finance and insurance operations of the Company. To date, the level of sales of Toyota and Lexus vehicles has not restricted the level of the Company's operations.

The Company's finance receivables reflect a broad customer base of 1,512,000 accounts and are geographically diversified throughout the United States with the exception of California and Texas. As of March 31, 2002, approximately 25% and 8% of the Company's retail finance and lease receivables are concentrated in California and Texas, respectively. The average retail customer account outstanding was $19,000 as of March 31, 2002. Any material adverse changes to California's or Texas' economy could have an adverse effect on TMCC's financial condition and results of operations.

TMCC's wholesale and other dealer financing receivables, such as revolving credit lines and real estate and working capital loans, arise from transactions with individual dealers or national dealer groups. As of March 31, 2002, the 25 largest outstanding total dealer receivables, aggregating approximately $1.5 billion, represent approximately 45% of total dealer receivables and 5% of total earning assets. All of these receivables were current as of March 31, 2002.

The majority of dealer financing receivables outstanding as of March 31, 2002 is secured by vehicle inventory, real estate, or other assets. Receivables not secured by assets are generally secured by corporate or individual guarantees. Any material adverse change in the business or financial condition of a dealer or dealer group to whom TMCC has extended a substantial amount of financing, or financing which is unsecured or not secured by realizable assets, could result in a material adverse effect on TMCC's financial conditions and results of operations.


Sales of Receivables and Securitization
---------------------------------------

Many finance companies and banks use securitization transactions to fund their operations. The United States securitization market is well developed and highly liquid. TMCC has been an active participant in the asset-backed securitization market since 1993, securitizing both retail and lease finance receivables. TMCC's current securitization program involves only retail finance receivables.

Typical Securitization Structure

TMCC's securitization program involves selling discrete pools of finance receivables or interests in lease receivables to a wholly-owned bankruptcy remote special purpose entity ("SPE"), which in turn sells the receivables to a separate securitization trust in exchange for the proceeds from securities issued by the trust. The securities issued by the trust, usually notes or certificates of various maturities and interest rates, are secured by collections on the sold receivables. These securities, commonly referred to as asset-backed securities, are structured into senior and subordinated classes. Generally, the senior classes have priority over the subordinated classes in receiving collections from the sold receivables.

The SPE uses the proceeds received from the securitization trust to pay TMCC for a portion of the purchase price for the receivables. The remainder is typically represented by a promissory note from the SPE. The SPE also retains an interest in the securitization trust. The retained interest may include subordinated securities issued by the SPE, restricted cash held for the benefit of the SPE and an interest-only strip. Most retained interests are subordinated and serve as credit enhancements for the more senior securities issued by the SPE to help ensure that adequate funds will be available to pay investors that hold senior securities. The SPE uses the distributions it receives from the securitization trust to repay the promissory note to TMCC. However, the retained interests are held by the SPE as restricted assets and are not available to satisfy any obligations of TMCC. The SPE's ability to realize on its retained interests, and thus repay TMCC, depends on actual credit losses and prepayment speeds on the sold receivables. To the extent prepayment speeds are faster than expected and/or losses are greater than expected, TMCC may be required to recognize a loss in respect of the retained interests. The Company's retained interests in such receivables are included in investments in marketable securities and are classified as available for sale. TMCC retains servicing rights for sold receivables and receives a servicing fee which is recognized over the remaining term of the related sold retail receivables or interests in lease finance receivables.

Income earned from the sale of the receivables includes the gain or loss on sale of finance receivables, as well as servicing fee income, the interest income earned on retained securities and excess spread. The sale of receivables has the effect of reducing financing revenues in the year the receivables are sold as well as in future years. The net impact of securitizations on annual earnings will include income effects in addition to the reported gain or loss on the sale of receivables and will vary depending on the amount, type of receivable and timing of our securitizations in the current year and the preceding two to three year period as well as the interest rate environment at the time the finance receivables were originated and securitized. Pre-tax gains on sold retail receivables are recognized in the period in which the sale occurs and are included in other income. The determination of gains and the valuation of retained interests are based on an allocation of the cost of the sold receivables between the portion sold and the portion retained using the relative fair values on the date of sale. The fair value of the retained interests is estimated by discounting expected cash flows using management's best estimates and other key assumptions. The selection of assumptions involves complex analysis and management judgment which, when changed, may significantly impact the financial statements.

The increased use of securitization, coupled with the decline in interest rates during fiscal years 2002 and 2001, led to higher reported gains on sold receivables compared with prior years. In addition to the increase in gains during fiscal years 2002 and 2001, interest earned on retained assets and servicing fees also increased due to the increased use of securitization.

Various forms of credit enhancements also are provided to reduce the risk of loss for senior classes of securities. These credit enhancements may include the following or other forms designed for particular transactions:

     Over-collateralization: The principal balance of receivables held by the securitization trust exceeds the principal amount of asset-backed securities issued. In addition, the receivables earn a higher rate of interest than the rate due on the securities, which is referred to as excess spread and is recorded as an interest-only strip and is included in investments in marketable securities on the consolidated balance sheet. As a result of over-collateralization, the SPE, pursuant to its retained interest, has the right to receive collections on the sold receivables in excess of amounts needed to pay interest and principal to investors and servicing and other fees.

     Cash reserve funds or restricted cash: A portion of the proceeds from the sale of asset-backed securities are held in segregated reserve funds and may be used to pay principal and interest to investors if collections on the sold receivables are insufficient. Additional excess amounts from collections on receivables held by the securitization trusts may be added to such reserve funds during the term of the securitizations.

     Subordinated securities: Generally these securities do not receive payments of principal until more senior securities are paid, and may be subordinated to payments of interest as well.

     Revolving liquidity note: In lieu of a cash reserve fund to fund shortfalls in principal and interest payments to security holders, TMCC may undertake to advance funds in respect of certain shortfalls and losses, taking a revolving liquidity note in return which allows the securitization trust to receive draws from TMCC to fund shortfalls in principal and interest payments due to investors up to a specified amount and obligates the securitization trust to repay any amounts drawn with interest accrued thereon. Repayments of principal and interest due under the revolving liquidity note are subordinated to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into a reserve account. To the extent amounts are insufficient to repay amounts outstanding under a revolving liquidity note, TMCC may recognize a loss.

TMCC may enter into a swap agreement with the securitization trust under which the securitization trust is typically obligated to pay TMCC amounts in U.S. dollars in respect of interest and/or principal due on specified dates in exchange for receiving from TMCC amounts equal to the principal and interest payable on the asset backed securities in the relevant currency. This arrangement enables the securitization trust to issue securities payable in currencies other than U.S. Dollars or bearing interest on a basis different from that of the receivables held by the securitization trust.

TMCC typically uses an amortizing structure in its securitizations. In most amortizing structures, holders of the asset-backed securities receive monthly payments of principal and interest and therefore the outstanding principal balance of the securities is repaid as principal collections on the sold receivables are received. In some cases, TMCC's securitizations have involved a modified structure in which principal payments are invested in demand notes issued by TMCC instead of being paid to investors. Upon the maturity of the demand notes, the trust uses the proceeds to repay the principal of the securities.

Sale Accounting Treatment

TMCC's securitizations have been treated as a sale for both legal and accounting purposes, except for the 2001-C transaction which occurred in September 2001. This securitization was treated as a sale for legal purposes, but treated as a secured borrowing for accounting purposes since the securitization trust was not structured as a qualifying special purpose entity ("QSPE"). The receivables and debt issued were accounted for as remaining on TMCC's balance sheet pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"), as amended.

Purpose of Securitization Program

TMCC securitizes its receivables because it allows the Company to access a highly liquid and efficient market for securitization of financial assets thereby providing the Company with an alternative source of funding, and diversification of its investor base to enhance its liquidity position. For the past three fiscal years, securitization averaged approximately 24% of total annual funding. TMCC's use of SPEs in securitizations is consistent with conventional practices in the securitization markets. The sale to the SPE isolates the sold receivables from other creditors of TMCC for the benefit of securitization investors and, assuming accounting requirements are satisfied, the sold receivables are accounted for as no longer on the Company's balance sheet. None of TMCC's officers, directors or employees holds any equity interests in TMCC's SPEs or receives any direct or indirect compensation from the SPEs. The SPEs do not own the Company's stock or stock of any of the Company's affiliates and there are no contracts to do so.

The asset-backed securities are rated by at least two independent rating agencies and sold in registered public offerings or in private transactions exempt from registration under United States securities laws. The value of the interests retained by the trust is exposed to losses in receivables and such cash flows are available as credit support for senior securities. The exposure of these interests exists until the associated securities are paid in full. Investors in securitizations have no recourse to TMCC or its assets for failure of obligations on the receivables or otherwise and have no ability to require TMCC to repurchase their securities. TMCC does not guarantee any securities issued by the SPE.

Each SPE has limited purposes and may only be used to purchase and sell the receivables. The individual securitization trusts have a limited duration and generally terminate when investors holding the asset-backed securities have been paid all amounts owed to them.

The sale of receivables through securitization is further discussed in Note 7 of the Notes to Consolidated Financial Statements.


Derivatives and Hedging Activities
----------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Fair value is determined using externally quoted market values where possible. If externally quoted market rates are not available, the Company uses external market rates in conjunction with a customized market valuation system to determine the fair value of the Company's derivatives. Derivative assets and liabilities include interest rate swaps, indexed note swap agreements, cross currency interest rate swap agreements and option-based products. The accounting for the gain or loss due to changes in fair value of the hedged item depends on whether the relationship between the hedged item and the derivative instrument qualifies for hedge treatment. If the relationship between the hedged item and the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the relationship between the hedged item and the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. The types of instruments that do not qualify for hedge accounting include, but are not limited to, U.S. basis swap instruments, and currency structured transactions including inverse floating rate instruments.

Derivatives are recognized in the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or a foreign-currency fair-value hedge (a "foreign currency hedge"). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge or foreign-currency hedge, along with changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk, are recorded in current-period earnings. Additional information concerning the SFAS No. 133 requirements is disclosed in Note 8 - Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements and Note 2 - Summary of Significant Accounting Policies - Derivative Financial Instruments.

For the year ended March 31, 2002, the Company recognized a gain of $38 million (reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income). The net adjustment reflects a gain of $43 million in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps, offset by a $5 million decrease related to the ineffective portion of TMCC's fair value hedges. The increase in the fair market value of TMCC's option-based products is primarily due to higher market interest rates. Various derivative instruments, such as option-based products which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting, are discussed in Non-Hedging Activities below. For fair value hedging relationships, the components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

TMCC maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its economic exposure to fluctuations caused by volatility in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes.

Accounting for Derivatives and Hedging Activities

Derivatives are recognized in the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or a foreign-currency fair-value hedge (a "foreign currency hedge"). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge or foreign-currency hedge, along with changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk, are recorded in current-period earnings.

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

The Company formally documents relationships between hedging instruments and hedged items, as well as its risk-management and strategy for undertaking various hedge transactions. This process includes linking derivatives that are designated as fair-value hedges to specific liabilities on the balance sheet. The Company also assesses whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

Fair-Value Hedges

The Company enters into interest rate swaps, indexed note swap agreements and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is covered by option-based products. (Refer to non-hedging activities below for a discussion of option-based products.)

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

TMCC uses cross currency interest rate swap agreements to entirely hedge exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies and for managing its exposure to interest rate fluctuations. Notes and loans payable issued in foreign currencies are hedged by concurrently executed cross currency interest rate swap agreements which involve the exchange of foreign currency principal and interest obligations for U.S. dollar obligations at agreed-upon currency exchange and interest rates.

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

Non-Hedging Activities

Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements, interest rate swaps and, to a lesser extent, foreign exchange forward contract agreements. Option-based products are agreements which either grant TMCC the right to receive, or require TMCC to make payments at, specified interest rate levels. Option-based products are used to hedge interest rate risk from an economic perspective on TMCC's portfolio of pay-variable receive-fixed interest rate swaps.

The Company uses this strategy to minimize its exposure to volatility in LIBOR and for overall asset and liability management purposes. These products are not linked to specific assets and liabilities that appear on the balance sheet and therefore, do not qualify for hedge accounting.

LIQUIDITY AND CAPITAL RESOURCES

The Company, in the normal course of business, is an active debt issuer and requires a substantial amount of funding to support the growth in earning assets. The objective of its liquidity management is to ensure the Company has the ability to maintain access to the capital markets to meet its obligations and other commitments on a timely and cost-effective basis. Significant reliance is placed on the Company's ability to obtain debt and asset-backed securitization funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities. Debt issuances have generally been in the form of commercial paper, and domestic and euro medium-term notes ("MTNs") and bonds.

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $3.0 billion to $5.7 billion during the year ended March 31, 2002, with an average outstanding balance of $4.4 billion.

For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.5 billion at March 31, 2002. No loans were outstanding under any of these bank credit facilities as of March 31, 2002. TMCC maintains additional committed and uncommitted lines of credit for $40 million and $100 million, respectively. TMCC also maintains uncommitted, unsecured lines of credit with banks totaling $61 million as of March 31, 2002. At March 31, 2002 TMCC had issued approximately $0.5 million in letters of credit in connection with these uncommitted, unsecured lines of credit.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided TMCC with significant sources of funding. During the year ended March 31, 2002, TMCC issued approximately $8.8 billion of domestic and euro MTNs and bonds all of which except for $.5 billion had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at March 31, 2002 ranged from one year to ten years. As of March 31, 2002, TMCC had total MTNs and bonds outstanding of $21.0 billion, of which $7.0 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. To provide for the issuance of MTNs and other debt securities in the U.S. capital market, the Company maintains a shelf registration with the SEC under which approximately $10.0 billion was available for issuance at April 30, 2002. Under TMCC's euro MTN program, which provides for the issuance of debt securities in the international capital market, the maximum aggregate principal amount authorized to be outstanding at any time is $16.0 billion, of which $4.6 billion was available for issuance at April 30, 2002. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital markets that are not issued under its MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets as described in the above section "Sales of Receivables and Securitization" and in Note 7 - Sale of Receivables and Securitization to the Consolidated Financial Statements. TMCC maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests, in retail receivables. During the year ended March 31, 2002, TMCC sold retail receivables totaling $4.6 billion in connection with securities issued under the shelf registration statement. As of April 30, 2002, $3.1 billion remained available for issuance under the registration statement. Subsequent to that date, $2.0 billion remained available for issuance under the registration statement after a sale of retail finance receivables in May 2002.

Dividends are declared and paid by TMCC as determined by its Board of Directors. TMCC's Board of Directors declared a cash dividend of $4 million that was paid to TFSA during fiscal 2002. No dividends had previously been declared or paid.

TMCC's ratio of earnings to fixed charges was 1.39, 1.10, 1.13, 1.24, 1.25 and
1.31 for the year ended March 31, 2002, the six months ended March 31, 2001 and for the years ended September 30, 2000, 1999, 1998 and 1997, respectively. The increase in the ratio during the year ended March 31, 2002 was primarily due to an increase in finance margin resulting from lower interest rates and higher earning asset amounts funded.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation and sale of earning assets, totaling $19.6 billion, $14.7 billion, $23.0 billion and $21.0 billion during the year ended March 31, 2002, the six months ended March 31, 2001 and the years ended September 30, 2000 and 1999, respectively, was used to purchase additional investments in operating leases and finance receivables, totaling $25.7 billion, $15.9 billion, $28.2 billion and $23.9 billion during the year ended March 31, 2002, the six months ended March 31, 2001 and the years ended September 30, 2000 and 1999, respectively. Investing activities resulted in a net use of cash of $6.2 billion, $1.5 billion, $5.1 billion and $3.3 billion for the year ended March 31, 2002, the six months ended March 31, 2001 and the years ended September 30, 2000 and 1999, respectively, as the purchase of additional earning assets exceeded cash provided by the liquidation of earning assets. Net cash provided by operating activities totaled $2.1 billion, $.7 billion, $1.9 billion and $2.3 billion for the year ended March 31, 2002, the six months ended March 31, 2001 and the years ended September 30, 2000 and 1999, respectively, and net cash provided by financing activities totaled $4.6 billion, $0.9 billion, $3.1 billion and $1.1 billion, during the year ended March 31, 2002, the six months ended March 31, 2001 and the years ended September 30, 2000 and 1999, respectively. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

Contractual Obligations and Credit-Related Commitments

As disclosed in the footnotes to the Consolidated Financial Statements, the Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. At March 31, 2002, aggregate contractual obligations and credit-related commitments are summarized as follows:

                                                      During the Years Ending
                                    -------------------------------------------------------------
                                      2003     2004       2005      2006      2007    Thereafter
                                    --------  --------  --------  --------  --------  ----------
                                                         (Dollars in Millions)

Contractual Obligations:
Premises occupied under lease.....   $    19   $    14    $     9   $     7   $     4    $     2
Other senior debt.................   $ 5,184   $ 5,360    $ 3,665   $ 2,885   $ 1,252    $ 2,632
Manufacturing facilities
   guarantees.....................   $     -   $     -    $     -   $    58   $     -    $   148
International affiliates
   Guarantees (b).................   $    40   $     4    $    12   $     -   $     -    $     -
Revolving liquidity notes.........   $    15   $    (a)   $    (a)  $     -   $     -    $     -
                                    --------  --------   --------  --------  --------   --------
                                     $ 5,258   $ 5,378    $ 3,686   $ 2,950   $ 1,256    $ 2,782
                                    ========  ========   ========  ========  ========   ========

(a) The securitization trusts may draw a total of $15 million from TMCC under the revolving liquidity notes over the life of the asset-backed securities transactions.
(b) Amounts represent TMCC's guarantee of debt or other contractual commitments entered into by
    TCA, TSV and BTB.  Allocation to fiscal years is based on maturity dates specified in underlying contractual agreements.


TMCC has also guaranteed the obligations of TMIS relating to vehicle service insurance agreements issued in four states (Alabama, Illinois, New York and Virginia). These guarantees have been given without regard to any security, but are limited to the duration of the underlying insurance coverages up to a maximum of the original manufacturer's suggested retail price on the vehicles. As of March 31, 2002, TMCC has not historically, and does not expect, to pay any amounts under this guarantee.

TMCC also maintains revolving credit facilities with dealers. These revolving credit facilities may be used for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements. These financings are backed by corporate or individual guarantees from or on behalf of the participating dealers. The revolving credit facilities totaled $1,524 million of which $553 million was outstanding as of March 31, 2002.

Off-Balance Sheet Activities

TMCC's securitization program involves selling discrete pools of finance receivables or interests in lease receivables to wholly-owned bankruptcy remote SPEs, which in turn sell the receivables to separate securitization trusts in exchange for the proceeds from securities issued by the trust. The securities issued by the trust, usually notes or certificates of various maturities and interest rates, are secured by collections on the sold receivables. These securities, commonly referred to as asset-backed securities, are structured into senior and subordinated classes. Generally, the senior classes have priority over the subordinated classes in receiving collections from the sold receivables.

As of March 31, 2002, outstanding debt from asset-backed securitizations and notes payable related to securitized finance receivables structured as collateralized borrowings totaled $4.3 billion and $1.0 billion, respectively.

On any payment date, the priority of payments made from available collections and amounts withdrawn from existing reserve funds or revolving liquidity notes, are as follows: servicing fee, noteholder interest, allocation of principal, reserve fund account deposit, and finally, excess amounts. Therefore, the interests of noteholders are subordinate to the servicer, but have priority over any deposits in a reserve fund, any draws against existing revolving liquidity notes, or any excess amounts. In addition, in most cases, noteholders holding senior classes of notes are paid prior to any existing subordinate class (some transactions are structured so that the subordinate tranche is released pro rata with certain senior tranches).

TMCC may enter into swap agreements with the securitization trusts so that interest rate exposure remains with TMCC, and not the securitization trusts. This exposure may or may not be mitigated by other swap arrangements entered into by TMCC, and this is determined by TMCC management. The Company's general exposure every month, is the notional balance of the security multiplied by the rate differential. However, in the case of a default by the securitization trust, the Company's maximum exposure would be the interest due based on the outstanding notional value of underlying securities paid at the rate inherent in the swap agreement.

For the year ended March 31, 2002, the following table summarizes certain cash flows received from and paid to the securitization trusts:

                                                     Year ended
                                                   March 31, 2002
                                              -------------------------
                                                Lease          Retail
                                              ---------      ----------
                                                (Dollars in Millions)

Proceeds from new securitizations...........       n/a        $4,410.8
Servicing fees received.....................  $    5.4        $   55.7
Excess interest received from
   interest only strips.....................  $    1.8        $  171.6
Other repurchases of receivables............  $   (7.6)       $   (1.5)
Repurchase of lease receivables (b).........  $ (303.6)       $      -
Reimbursement of servicer advances..........  $   18.7        $    6.9
Maturity advances (a).......................  $      -             n/a
Reimbursements of maturity advances (a).....  $   69.0             n/a

(a) Maturity advances represent the difference between the aggregate amount of principal collected and available to pay principal of the Certificates, and the outstanding balance of the Certificates due on targeted maturity dates. The Company was reimbursed for prior period maturity advances from principal collections in subsequent months.
(b) Amount represents optional redemptions associated with the maturity of lease securitizations.


During the year ended March 31, 2002 and the six months ended March 31, 2001, servicing fee assets in the amounts of $15 million and $17 million, were recorded in conjunction with retail loan securitizations executed. The amortized balance of servicing fee assets at March 31, 2002 and 2001, totaled approximately $17 million and $18 million.

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

New Accounting Standards
------------------------

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and it applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Under SFAS No. 143, a company is required to
1) record an existing legal obligation associated with the retirement of a tangible long-lived asset as a liability when incurred and the amount of the liability be initially measured at fair value, 2) recognize subsequent changes in the liability that result from (a) the passage of time and (b) revisions in either the timing or amount of estimated cash flows and 3) upon initially recognizing a liability for an asset retirement obligation, an entity shall capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management does not anticipate that the adoption of SFAS No. 143 will have a material impact on the financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and to develop a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale whether previously held and used or newly acquired. Even though SFAS No. 144 supersedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as "held for sale". SFAS No. 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51") to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management of the Company anticipates that the adoption of SFAS No. 144 will not have a material effect on the Company's earnings or financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards
No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The objectives of SFAS No. 145 are to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 will be applied in fiscal years beginning after May 15, 2002. The provisions related to Statement 13 will be effective for transactions occurring after May 15, 2002. All other provisions of the Statement will be effective for financial statements issued on or after May 15, 2002. Management of the Company anticipates that the adoption of SFAS No. 145 will not have a material effect on the Company's earnings or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk is defined as the sensitivity of income and capital to changes in interest rates, foreign exchange rates and other relevant market rates or prices. The primary market risk to which TMCC is exposed is interest rate risk with particular exposure to volatility in LIBOR. Substantially all of our interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. As discussed more fully in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, TMCC uses a variety of interest rate and currency derivative financial instruments to manage interest rate and currency exchange exposures. The total notional amounts of TMCC's derivative financial instruments at March 31, 2002 and 2001 were $43.7 billion and $37.3 billion, respectively.

Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at March 31, 2002 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at March 31, 2002 was $314 million on an aggregate notional amount of $43.7 billion. Additionally, at March 31, 2002, approximately 100% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by national rating agencies. TMCC does not currently anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of March 31, 2002. TMCC has not experienced any counterparty default during the year ended March 31, 2002, the six months ended March 31, 2001 or the year ended September 30, 2000.

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

The value-at-risk methodology uses seven years of historical interest rate data to build a database of prediction errors in forward rates for a one month holding period. These prediction errors are then applied randomly to current forward rates through a Monte Carlo process to simulate 500 potential future yield curves. The portfolio is then re-priced with these curves to develop a distribution of future portfolio values. Options in the portfolio are priced with current market implied volatilities and the simulated yield curves using the Black Scholes method. The lowest portfolio value at the 95% confidence interval is compared with the current portfolio value to derive the value-at-risk number.

The value-at-risk and the average value-at-risk of TMCC's portfolio as of the year ended March 31, 2002 and the six months ended March 31, 2001, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:

                                                                Average for the
                                                 As of         Fiscal Year Ending
                                            March 31, 2002       March 31, 2002
                                          ------------------   -------------------
Mean portfolio value.....................   $4,401.0 million      $4,888.0 million
Value-at-risk............................      $44.3 million         $82.4 million
Percentage of the mean portfolio value...         1.0%                  1.7%
Confidence level.........................        95.0%                 95.0%

                                                                Average for the
                                                 As of         Six Months Ending
                                            March 31, 2001       March 31, 2001
                                          ------------------   -------------------
Mean portfolio value.....................   $4,867.0 million      $3,956.0 million
Value-at-risk............................     $108.6 million        $116.0 million
Percentage of the mean portfolio value...         2.2%                  2.9%
Confidence level.........................        95.0%                 95.0%



TMCC's calculated value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of TMCC's portfolio of financial instruments during the year. The decrease in the mean portfolio value from March 31, 2001 to March 31, 2002 primarily reflects the change in asset yields in a lower rate environment coupled with a change in the early termination assumptions for the assets. The decrease in the value-at-risk from March 31, 2001 to March 31, 2002 primarily reflects an increased hedge ratio.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                    -------

Report of Independent Accountants................................     46

Consolidated Balance Sheet at March 31, 2002 and 2001............     47

Consolidated Statement of Income for the year ended
   March 31, 2002, the six months ended March 31, 2001, and the
   years ended September 30, 2000 and 1999.......................     48

Consolidated Statement of Shareholder's Equity for the year
   ended March 31, 2002, the six months ended March 31, 2001
   and the years ended September 30, 2000 and 1999...............     49

Consolidated Statement of Cash Flows for the year ended
   March 31, 2002, the six months ended March 31, 2001 and the
   years ended September 30, 2000 and 1999.......................     50

Notes to Consolidated Financial Statements.......................   51-90

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------








To the Board of Directors and Shareholder of Toyota Motor Credit Corporation:




In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended March 31, 2002, the six months ended March 31, 2001 and for each of the two years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

/S/ PRICEWATERHOUSECOOPERS LLP


Los Angeles, California
April 10, 2002

                     TOYOTA MOTOR CREDIT CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in Millions)

                                                         March 31,
                                                 --------------------------
                                                   2002              2001
                                                 --------          --------
               ASSETS
               ------

Cash and cash equivalents.....................   $    747          $    294
Investments in marketable securities..........      1,100             1,075
Finance receivables, net......................     22,390            19,216
Finance receivables, net - securitized........      1,087                 -
Investments in operating leases, net..........      7,631             7,409
Derivative assets.............................        454               379
Other assets..................................        630               762
Income taxes receivable.......................        221                79
                                                 --------          --------
      Total Assets............................   $ 34,260          $ 29,214
                                                 ========          ========


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable.......................   $ 25,990          $ 22,194
Notes payable related to securitized finance
   receivables structured as collateralized
   borrowings.................................      1,036                 -
Derivative liabilities........................      1,124             1,414
Other liabilities.............................        819               925
Deferred income...............................        861               699
Deferred income taxes.........................      1,679             1,468
                                                 --------          --------
      Total Liabilities.......................     31,509            26,700
                                                 --------          --------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 91,500 in 2002 and 2001.        915               915
   Retained earnings..........................      1,820             1,581
   Accumulated other comprehensive income.....         16                18
                                                 --------          --------
      Total Shareholder's Equity..............      2,751             2,514
                                                 --------          --------
         Total Liabilities and
         Shareholder's Equity.................   $ 34,260          $ 29,214
                                                 ========          ========


See Accompanying Notes to Consolidated Financial Statements.

                        TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Millions)


                                              Fiscal        Six           Fiscal
                                               Year        Months         Years
                                               Ended       Ended          Ended
                                             March 31,   March 31,     September 30,
                                             ---------   ---------   -----------------
                                               2002        2001       2000       1999
                                              ------      ------     ------     ------
Financing Revenues:

   Leasing.................................   $2,479      $1,246     $2,402     $2,397
   Retail financing........................      917         390        768        645
   Wholesale and other dealer financing....      186         124        182        123
                                              ------      ------     ------     ------

Total financing revenues...................    3,582       1,760      3,352      3,165


   Depreciation on leases..................    1,580         753      1,440      1,664
   Interest expense........................    1,030         726      1,289        940
   SFAS 133 fair value adjustments.........      (38)         23          -          -
                                              ------      ------     ------     ------
Net financing revenues.....................    1,010         258        623        561

Insurance premiums earned and contract
   revenues................................      155          68        138        122

Investment and other income................      206         130         99         88

Loss on asset impairment...................       70          25         74         19
                                              ------      ------     ------     ------
Net financing revenues and other revenues..    1,301         431        786        752
                                              ------      ------     ------     ------
Expenses:

   Operating and administrative............      529         236        400        376
   Losses related to Argentine Investment..       31           -          -          -
   Provision for credit losses.............      263          89        135         83
   Insurance losses and loss adjustment
      expenses.............................       76          35         81         63
                                              ------      ------     ------     ------

Total expenses.............................      899         360        616        522
                                              ------      ------     ------     ------

Income before equity in net loss of
   subsidiary, income taxes and
   cumulative effect of change
   in accounting principle.................      402          71        170        230

Equity in net loss of subsidiary...........        -           -          1          -

Provision for income taxes.................      159          27         65         98
                                              ------      ------     ------     ------

Income before cumulative effect of
   change in accounting principle..........      243          44        104        132

Cumulative effect of change in accounting
   principle, net of tax benefits..........        -          (2)         -          -
                                              ------      ------     ------     ------

Net Income.................................   $  243      $   42     $  104     $  132
                                              ======      ======     ======     ======



See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                         Accumulated
                                                           Other
                                    Capital  Retained  Comprehensive
                                     Stock   Earnings      Income       Total
                                    -------  --------    ----------    -------

Balance at September 30, 1999....       915     1,435            15      2,365
                                    -------  --------    ----------    -------

Net income for the year ended
    September 30, 2000...........         -       104             -        104

Dividends........................         -         -             -          -

Change in net unrealized gains
   on available-for-sale
   marketable securities, net
   of tax........................         -         -             4          4
                                    -------  --------    ----------    -------
Total                                     -       104             4        108
                                    -------  --------    ----------    -------

Balance at September 30, 2000....       915     1,539            19      2,473


Net income for the six months
   ended March 31, 2001..........         -        42             -         42

Dividends........................         -         -             -          -

Change in net unrealized gains
   on available-for-sale
   marketable securities, net
   of tax........................         -         -            (1)        (1)
                                    -------  --------    ----------    -------
Total                                     -        42            (1)        41
                                    -------  --------    ----------    -------

Balance at March 31, 2001........   $   915  $  1,581    $       18    $ 2,514

Net income for the year ended
   March 31, 2002................         -       243             -        243

Dividends........................         -        (4)            -         (4)

Change in net unrealized gains
   on available-for-sale
   marketable securities, net
   of tax........................         -         -            (2)        (2)
                                    -------  --------    ----------    -------
Total                                     -       239            (2)       237
                                    -------  --------    ----------    -------

Balance at March 31, 2002........   $   915  $  1,820    $       16    $ 2,751
                                    =======  ========    ==========    =======




See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Dollars in Millions)

                                                       Fiscal        Six           Fiscal
                                                        Year        Months         Years
                                                        Ended       Ended          Ended
                                                       March 31,   March 31,     September 30,
                                                       ---------   ---------   -----------------
                                                         2002        2001       2000       1999
                                                        ------      ------     ------     ------

Cash flows from operating activities:

   Net income.......................................... $  243      $   42     $  104     $  132
                                                        ------      ------     ------     ------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Cumulative effect of change in accounting
          principles, net..............................      -           2          -          -
        SFAS 133 fair value adjustments................    (38)         23          -          -
        Depreciation and amortization..................  1,556         789      1,557      1,711
        Provision for credit losses....................    263          89        135         83
        Gain from sale of finance receivables, net.....    (81)        (42)        (5)       (15)
        Gain from sale of marketable securities,
          net..........................................     (1)         (6)        (8)        (1)
        Loss on asset impairment.......................     70          25         74         19
        Loss and reserve related to Argentine Investment     31           -          -          -
       (Increase) decrease in other assets.............   (109)        219)       (58)       125
        Increase(decrease) in deferred income taxes....    197         (15)       (68)       173
       (Decrease) increase in other liabilities........    (39)         60        199         27
                                                        ------      ------     ------     ------
   Total adjustments...................................  1,849         706      1,826      2,122
                                                        ------      ------     ------     ------
Net cash provided by operating activities..............  2,092         748      1,930      2,254
                                                        ------      ------     ------     ------

Cash flows from investing activities:

   Addition to investments in marketable securities.... (1,528)     (1,582)    (1,409)      (705)
   Disposition of investments in marketable securities.  1,477       1,378        985        694
   Purchase of finance receivables.....................(21,759)    (14,587)   (25,161)   (20,309)
   Liquidation of finance receivables.................. 14,370      10,568     19,238     15,802
   Proceeds from sale of finance receivables...........  2,958       2,910      1,476      2,042
   Addition to investments in operating leases......... (3,990)     (1,352)    (3,085)    (3,577)
   Disposition of investments in operating leases......  2,247       1,177      2,262      3,137
   Decrease (increase) in receivable from Affiliate....      -           -        644       (396)
                                                        ------      ------     ------     ------

Net cash used in investing activities.................. (6,225)     (1,488)    (5,050)    (3,312)
                                                        ------      ------     ------     ------
Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable... 10,504       4,172      6,783      6,634
   Payments on notes and loans payable................. (6,535)     (4,220)    (5,582)    (4,985)
   Net increase (decrease) in commercial paper,
      with original maturities less than 90 days.......    617         912      1,909       (567)
                                                        ------      ------     ------     ------

Net cash provided by financing activities..............  4,586         864      3,110      1,082
                                                        ------      ------     ------     ------

Net increase (decrease) in cash and cash equivalents...    453         124        (10)        24

Cash and cash equivalents at the beginning
   of the period.......................................    294         170        180        156
                                                        ------      ------     ------     ------
Cash and cash equivalents at the end of the
   period.............................................. $  747      $  294     $  170     $  180
                                                        ======      ======     ======     ======
Supplemental disclosures:

   Interest paid....................................... $1,027        $750     $1,240       $979
   Income taxes paid...................................    $91        $121        $22        $17



See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Nature of Operations
-----------------------------

Toyota Motor Credit Corporation ("TMCC") provides retail and wholesale financing, retail leasing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii), the Commonwealth of Puerto Rico, Mexico and Venezuela. As of March 31, 2002, TMCC was a wholly-owned subsidiary of Toyota Financial Services Americas Corporation ("TFSA" or the "Parent"), a holding company owned 100% by Toyota Financial Services Corporation ("TFSC"). TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation ("TMC"). TFSC was incorporated in July 2000 and its corporation headquarters is located in Nagoya, Japan. The purpose of TFSC is to control and manage Toyota's finance operations worldwide.

TMCC has eight wholly-owned subsidiaries, Toyota Motor Insurance Services, Inc. ("TMIS"), Toyota Motor Credit Receivables Corporation ("TMCRC"), Toyota Auto Finance Receivables LLC ("TAFR"), Toyota Leasing, Inc. ("TLI"), Toyota Credit de Puerto Rico Corporation ("TCPR"), Toyota Services de Mexico, S.A. de C.V. ("TSM"), TFSM Servicios de Mexico, S.A. de C.V. ("TFSM") and Toyota Services de Venezuela, C.A. ("TSV"). TMCC and its wholly-owned subsidiaries are collectively referred to as the "Company". TMIS provides certain insurance services along with certain insurance and contractual coverages in connection with the sale and lease of vehicles. In addition, the insurance subsidiaries insure and reinsure certain Toyota Motor Sales, USA, Inc. ("TMS") and TMCC risks. TMCRC and TAFR, both limited purpose subsidiaries, operate primarily to acquire retail finance receivables from TMCC for the purpose of securitizing such receivables. TLI, a limited purpose subsidiary, operates primarily to acquire lease finance receivables from TMCC for the purpose of securitizing such leases. TCPR provides retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle dealers and their customers in Puerto Rico. TSM and TFSM provide financing for the import of vehicles into Mexico. TSV provides financing for distributor sales into Venezuela.

Toyota Credit Argentina, S.A. ("TCA") provides retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. TMCC owns a 33% interest in TCA. In February 2002, the Argentine government established measures to re-denominate the entire Argentine economy into pesos and has permitted the peso to float freely against other global currencies. This re-denomination policy adversely affected TCA's financial condition and its ability to fully satisfy its offshore dollar loans. Consequently in the third quarter of fiscal 2002, TMCC included a charge against income of $31 million to write-off its $5 million investment in TCA and to establish a reserve of $26 million relating to TMCC's $40 million guaranty of TCA's offshore outstanding debt. TMCC's investment in TCA is accounted for using the equity method. TMCC will continue to monitor the situation. Banco Toyota do Brasil ("BTB") provides retail and lease financing to authorized Toyota vehicle dealers and their customers in Brazil. BTB is owned 15% by TMCC. TMCC's investment in BTB is accounted for using the cost method. The remaining interests in TCA and BTB are owned by TFSC, TMCC's indirect parent.

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

Change in Fiscal Year
---------------------

On June 6, 2000, the Executive Committee of the Board of Directors of TMCC approved a change in TMCC's year-end from September 30 to March 31. The six-month transition period from October 1, 2000 through March 31, 2001 precedes the start of the new fiscal year and was reported in the Form 10-K/T filed for the period ended March 31, 2001. The transition period is also included in this form 10-K.

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

Finance Receivables
-------------------

Finance receivables are recorded at the present value of the related future cash flows including residual values for finance leases. Revenue associated with finance receivables is recognized on a level-yield basis over the contract term.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

Allowance for Credit Losses
---------------------------

TMCC maintains allowances to cover estimated losses on its present owned portfolio resulting from the inability of customers to make required payments. The allowance for credit losses is evaluated quarterly, considering historical trends of repossession, charge-offs, recoveries and credit losses. In addition, portfolio credit quality, and current and projected economic and market conditions, are monitored and taken into account. After carefully evaluating these factors, management develops several loss scenarios and reviews allowance levels to ensure reserves are adequate to cover the probable range of losses. The allowance for credit losses is considered by management to be appropriate in relation to the expected loss experience on the present owned portfolio. Losses are charged to the allowance when it has been determined that payments will not be received and collateral cannot be recovered or the related collateral is repossessed and sold. Any shortfall between proceeds received and the carrying cost of repossessed collateral is charged to the allowance. Recoveries are credited to the allowance for credit losses. The allowance for credit losses and related provision expense are included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet and total expenses in the Consolidated Statement of Income, respectively.

Allowance for Residual Value Losses
-----------------------------------

The Company also maintains an allowance to cover estimated vehicle disposition losses related to unguaranteed residuals on its present owned portfolio. The allowance required to cover estimated residual value losses is evaluated quarterly, considering projected vehicle return rates and projected residual value losses derived from historical and market information on used vehicle sales, historical factors including trends in lease returns, the new car markets, and general economic conditions. After carefully evaluating these factors, management develops several loss scenarios and reviews allowance levels to ensure reserves are adequate to cover the probable range of losses. The allowance for residual value losses is maintained in amounts considered by management to be appropriate in relation to the expected losses on the present owned portfolio. Upon disposal of the assets, the allowance for residual losses is adjusted for the difference between the net book value and the proceeds from sale. The allowance for residual value losses and related provision expense are included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet and lease depreciation expense in the Consolidated Statement of Income, respectively.

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

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

Derivative Financial Instruments
--------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Fair value is determined using externally quoted market values where possible. If externally quoted market rates are not available, the Company uses external market rates in conjunction with a customized market valuation system to determine the fair value of the Company's derivatives. Derivative assets and liabilities include interest rate swaps, indexed note swap agreements, cross currency interest rate swap agreements and option-based products. The accounting for the gain or loss due to changes in fair value of the hedged item depends on whether the relationship between the hedged item and the derivative instrument qualifies for hedge treatment. If the relationship between the hedged item and the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the relationship between the hedged item and the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. The types of instruments that do not qualify for hedge accounting include, but are not limited to, U.S. basis swap instruments, and currency structured transactions including inverse floating rate instruments.

Derivatives are recognized in the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or a foreign-currency fair-value hedge (a "foreign currency hedge"). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge or foreign-currency hedge, along with changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk, are recorded in current-period earnings. Additional information concerning the SFAS No. 133 requirements is disclosed in Note 8 - Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements.

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

Insurance Operations
--------------------

Revenues from providing coverage under various contractual agreements are recognized over the term of the agreement in relation to the timing and level of anticipated expenses. Revenues from insurance premiums are earned over the terms of the respective policies in proportion to estimated claims activity. Certain costs of acquiring new business, consisting primarily of commissions and premium taxes, are deferred and amortized over the term of the related policies on the same basis as revenues are earned. The liability for losses and loss expenses represents the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claim adjustment expenses. Loss reserve projections are used to estimate loss reporting patterns, loss payment patterns and ultimate claim costs. An inherent assumption in such projections is that historical loss patterns can be used to predict future patterns with reasonable accuracy. Because many variables can affect past and future loss patterns, the effect of changes in such variables on the results of loss projections must be carefully evaluated. The evaluation of these factors involves significant assumptions, complex analysis and management judgment, which may significantly impact the financial statements. Insurance liabilities are, therefore, necessarily based on estimates, and the ultimate liability may vary from such estimates. These estimates are regularly reviewed by management and adjustments to such are included in income on a current basis. The liability for reported losses and the estimate of unreported losses are recorded in accounts payable and accrued expenses. Commissions and fees from services provided are recognized in relation to the timing and level of services performed.

Income Taxes
------------

TMCC uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current period's provision for income taxes.

The Company files a consolidated federal income tax return with its subsidiaries. The Company files either separate or consolidated/combined state income tax returns with Toyota Motor North America ("TMA") or other subsidiaries of TMCC. State income tax expense is generally recognized as if the Company filed its tax returns on a stand-alone basis. In those states where TMCC joins in the filing of consolidated or combined income tax returns, TMCC is allocated its share of the total income tax expense based on combined allocation/apportionment factors and separate company income or loss. Based on an informal state tax sharing agreement with TMA and subsidiaries of the Company, TMCC pays for its share of the combined income tax expense and is reimbursed for the benefit of any of its tax basis losses utilized in the combined state income tax returns.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

Asset-Backed Securitization Transactions
----------------------------------------

TMCC periodically sells retail receivables through the limited purpose subsidiaries TMCRC or TAFR. In 1997 and 1998, TMCC maintained programs to sell interests in lease finance receivables through the limited purpose subsidiary TLI. TMCC retains servicing rights for sold receivables and receives a servicing fee which is recognized over the remaining term of the related sold retail receivables or interests in lease finance receivables. TMCRC and TAFR retain subordinated interests in the excess cash flows for these transactions, certain cash deposits and other related amounts which are held as restricted assets subject to limited recourse provisions. The Company's retained interests in such receivables are included in investments in marketable securities and are classified as available for sale. Pre-tax gains on sold retail receivables are recognized in the period in which the sale occurs and are included in other income. The determination of gains and the valuation of retained interests are based on an allocation of the cost of the sold receivables between the portion sold and the portion retained using the relative fair values on the date of sale. The fair value of the retained interests is estimated using the present value of future expected cash flows, with market interest rates, discount rates commensurate with the risks involved, estimated credit losses, credit spreads and prepayment speeds comprising the key calculation assumptions. Such assumptions are determined utilizing data obtained from other market participants, where available. Otherwise, such assumptions are based on historical information or derived from management's best estimate. Thus, the selection of assumptions involves complex, subjective judgments which, when changed, may significantly impact the financial statements.

The Company accounts for its retained interests in accordance with EITF No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under EITF 99-20, TMCC recognizes the excess of all cash flows attributable to the beneficial interest estimated at the acquisition/transaction date (the "transaction date") over the initial investment as interest income over the life of the beneficial interest using the effective yield method. As adjustments to the estimated cash flows are made based upon expected market conditions, the Company adjusts the rate at which income is earned prospectively. Additionally, EITF 99-20 provides guidance as to when the holder of a retained interest must conclude that a decline in value below the carrying amount is considered permanent impairment. TMCC's policy is that if a decrease in the estimated future cash flows results in a fair value below the carrying amount and the decline is considered permanent, then the asset is written down through earnings (as opposed to other comprehensive income). Any excess of the carrying amount of the retained interest over its fair value results in an adjustment to the asset with a corresponding offset to unrealized gain. Unrealized gains, net of income taxes, related to retained assets are included in comprehensive income. Management reviews the underlying assumptions of the residual interests at least on a quarterly basis.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

New Accounting Standards
------------------------

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and it applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Under SFAS No. 143, a company is required to
1) record an existing legal obligation associated with the retirement of a tangible long-lived asset as a liability when incurred and the amount of the liability be initially measured at fair value, 2) recognize subsequent changes in the liability that result from (a) the passage of time and (b) revisions in either the timing or amount of estimated cash flows and 3) upon initially recognizing a liability for an asset retirement obligation, an entity shall capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management does not anticipate that the adoption of SFAS No. 143 will have a material impact on the financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") and to develop a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale whether previously held and used or newly acquired. Even though SFAS No. 144 supersedes SFAS No. 121, it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 supersedes the accounting and reporting provisions of Accounting Principles Board No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as "held for sale". SFAS No. 144 also amends the guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51") to eliminate the exception to consolidation for a temporarily controlled subsidiary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management of the Company anticipates that the adoption of SFAS No. 144 will not have a material effect on the Company's earnings or financial position.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

New Accounting Standards (Continued)
------------------------

In April 2002, the FASB issued Statement of Financial Accounting Standards
No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The objectives of SFAS No. 145 are to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 will be applied in fiscal years beginning after May 15, 2002. The provisions related to Statement 13 will be effective for transactions occurring after May 15, 2002. All other provisions of the Statement will be effective for financial statements issued on or after May 15, 2002. Management of the Company anticipates that the adoption of SFAS No. 145 will not have a material effect on the Company's earnings or financial position.

Reclassifications
-----------------

Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 presentation.

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

The estimated fair value and amortized cost of investments in marketable securities are as follows:

                                                        March 31, 2002
                                          ------------------------------------------
                                                                 Net         Net
                                                    Fair     Unrealized   Unrealized
                                           Cost     Value       Gains       Losses
                                          ------   ------    ----------   ----------
                                                       (Dollars in Millions)
Available-for-sale securities:
   Asset-backed securities.............   $  804   $  827          $ 24        $ (1)
   Corporate debt securities...........      110      109             2          (2)
   Equity securities...................      129      134             9          (4)
   U.S. debt securities................       23       23             -           -
                                          ------   ------          ----        -----
Total available-for-sale securities....   $1,066   $1,093          $ 35        $ (7)
                                                                   ====        =====
Held-to-maturity securities:
   U.S. debt securities................        7        7
                                          ------   ------
Total marketable securities............   $1,073   $1,100
                                          ======   ======

                                                        March 31, 2001
                                          ------------------------------------------
                                                                 Net         Net
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
                                          ======   ======


                         TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Marketable Securities (Continued)
---------------------------------------------

The contractual maturities of investments in marketable securities at March 31, 2002 are as follows:

                                       Available-for-Sale    Held-to-Maturity
                                          Securities            Securities
                                     --------------------    ----------------
                                                    Fair                Fair
                                      Cost          Value    Cost       Value
                                     ------        ------    ----       -----
                                                  (Dollars in Millions)
Within one year......................$  317        $  317    $  -        $  -
After one year through five years....   409           430       7           7
After five years through ten years...    82            83       -           -
After ten years......................   129           129       -           -
Equity securities....................   129           134       -           -
                                     ------        ------    ----       -----
   Total.............................$1,066        $1,093    $  7        $  7
                                     ======        ======    ====       =====

The proceeds from sales of available-for-sale securities were $474 million, $287 million, $740 million and $562 million for the year ended March 31, 2002, the six months ended March 31, 2001, and the years ended September 30, 2000 and 1999, respectively. Realized gains on sales of available-for-sale securities were $5 million, $7 million, $13 million and $6 million for the year ended March 31, 2002, the six months ended March 31, 2001, and the years ended September 30, 2000 and 1999, respectively. Realized losses on sales of available-for-sale securities were $4 million, $1 million, $5 million and $5 million for the year ended March 31, 2002, the six months ended March 31, 2001, and the years ended September 30, 2000 and 1999, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Finance Receivables
----------------------------

Finance receivables, net and Finance receivables, net - securitized consisted of the following:

                                                           March 31,
                                                    -----------------------
                                                      2002           2001
                                                    --------       --------
                                                     (Dollars in Millions)
      Retail...............................         $ 13,715       $  9,370
      Finance leases.......................            7,692          7,871
      Wholesale and other dealer loans.....            3,626          3,619
                                                    --------       --------
                                                      25,033         20,860
      Unearned income......................           (1,340)        (1,476)
      Allowance for credit losses..........             (216)          (168)
                                                    --------       --------
         Finance receivables, net..........         $ 23,477       $ 19,216
                                                    ========       ========

Contractual maturities are as follows:

       Due in the                                              Wholesale
      Years Ending                              Finance        and Other
        March 31,                 Retail        Leases        Dealer Loans
      -------------              --------      ---------      ------------
                                          (Dollars in Millions)
      2003..................      $ 3,513        $ 2,339          $ 2,965
      2004..................        3,377          2,041               86
      2005..................        2,985          1,655              133
      2006..................        2,290            963              148
      2007..................        1,270            694              193
      Thereafter............          280              -              101
                                  -------        -------          -------
         Total..............      $13,715        $ 7,692          $ 3,626
                                  =======        =======          =======

The aggregate balances related to finance receivables 60 or more days past due totaled $95 million and $29 million at March 31, 2002 and 2001, respectively. The increased delinquency experience is a result of a number of factors including the recent national economic downturn, the introduction of the tiered pricing program, and the effects of TMCC's field reorganization which has temporarily disrupted normal collection activities. The consolidation is ongoing and the transfer of certain functions from branches to customer service centers is scheduled to be completed in fiscal 2003. TMCC is taking measures to minimize the disruption of operations; however, the restructuring of field operations and economic downturn could continue to adversely affect delinquencies and credit losses. A substantial portion of TMCC's finance receivables have historically been repaid prior to contractual maturity dates; contractual maturities and future minimum lease payments as shown above should not be considered as necessarily indicative of future cash collections. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                                           March 31,
                                                    -----------------------
                                                      2002           2001
                                                    --------       --------
                                                     (Dollars in Millions)
      Vehicles.................................    $  9,011       $  8,891
      Equipment and other......................         721            689
                                                   --------       --------
                                                      9,732          9,580
      Accumulated depreciation.................      (2,034)        (2,112)
      Allowance for credit losses..............         (67)           (59)
                                                   --------       --------
         Investments in operating leases, net..    $  7,631       $  7,409
                                                   ========       ========

Rental income from operating leases was $1,871 million, $971 million, $2,013 million and $2,185 million for the year ended March 31, 2002, the six months ended March 31, 2001 and the years ended September 30, 2000 and 1999, respectively. Future minimum rentals on operating leases for each of the five succeeding years ending March 31, are: 2003 - $1,594 million; 2004 -
$1,119 million; 2005 - $621 million; 2006 - $157 million; 2007 - $7 million and thereafter - $400 thousand. A substantial portion of TMCC's operating lease contracts have historically been terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Allowance for Credit Losses
------------------------------------

An analysis of the allowance for credit losses follows:

                                          Year         Six Months        Years
                                          Ended          Ended           Ended
                                        March 31,      March 31,      September 30,
                                      -------------  -------------  -----------------
                                          2002           2001        2000       1999
                                         ------         ------      ------     ------
                                                    (Dollars in Millions)
     Allowance for credit losses at
        beginning of period............   $  227          $ 230        $ 202      $ 220
     Provision for credit losses.......      263             89          135         83
     Charge-offs.......................     (190)           (75)        (116)      (104)
     Recoveries........................       20              9           19         17
     Other adjustments.................      (37)           (26)         (10)       (14)
                                          ------         ------       ------     ------

     Allowance for credit losses
        at end of period...............   $  283          $ 227        $ 230       $202
                                          ======         ======       ======     ======

The increase in the allowance for credit losses for the year ended March 31, 2002 as compared with the six months ended March 31, 2001 and the years ended September 30, 2000 and 1999, is due to the recent national economic downturn, the introduction of the tiered pricing program, and the effects of TMCC's field reorganization which has temporarily disrupted normal collection activities. The objective of the tiered pricing programs is to better match customer risk with contract rates charged to allow profitable purchases of a wider range of risk levels. Implementation of these programs has contributed to increased average contract yields and increased credit losses in connection with purchases of higher risk contracts.


Note 7 - Sale of Receivables and Securitization
-----------------------------------------------

TMCC maintains programs to sell retail receivables through the limited purpose subsidiaries TMCRC and TAFR. In 1997 and 1998, TMCC maintained programs to sell interests in lease finance receivables through the limited purpose subsidiary TLI. TMCC services its securitized receivables and is paid a servicing fee of 1% of the total principal balance of the outstanding receivables for both retail and lease securitizations. In a subordinated capacity, the limited purpose subsidiaries retain excess cash flows, certain cash deposits and other related amounts, which are held as restricted assets subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of TMCC. Investors in these securitizations have recourse to the interest-only strips, restricted cash held by the securitization trusts, any subordinated retained interest, and any draws against existing revolving liquidity note agreements. The exposure of these interests exists until the associated securities are paid in full. Investors do not have recourse to other assets held by TMCC for failure of obligors on the receivables to pay when due or otherwise. Senior and subordinated securities are further discussed in Item 7 - Sale of Receivables and Securitization.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Receivables and Securitization (Continued)
-----------------------------------------------

Following is a summary of amounts included in investment in marketable securities and other receivables:


                                                           March 31,
                                                      -------------------
                                                       2002         2001
                                                      ------       ------
                                                    (Dollars in Millions)
         Interest in trusts........................   $506        $ 527
         Interest-only strips......................    109          129
                                                     ------       ------
             Total.................................   $615        $ 656
                                                     ======       ======


        Other Receivables (Restricted cash)........   $ 35        $ 171
                                                     ======       ======

During the 12 months ended March 31, 2002, TMCC sold retail finance receivables totaling approximately $4.6 billion to TAFR which in turn sold them to specific trusts. Some of the classes issued within the securitization transactions were issued in conjunction with associated swaps. For those securitization transactions, the securitization trust swapped the fixed rate interest coupon with TMCC and received a floating interest coupon payable to the investors.

The pretax gain resulting from the sale of retail receivables totaled approximately $81 million, $46 million, $5 million and $8 million for the year ended March 31, 2002, the six months ended March 31, 2001 and for the years ended September 30, 2000 and 1999, respectively, after providing an allowance for estimated credit and residual value losses. The pretax gain resulting from the sale of interests in lease finance receivables totaled approximately $5 million for the year ended September 30, 1999. Gains on sales of receivables sold are reported in the accompanying Consolidated Statement of Income under investment and other income. The gain on sale recorded depends on the carrying amount of the assets at the time of the sale. The carrying amount is allocated between the assets sold and the retained interests based on their relative fair values at the date of the sale. The fair value of retained interests was estimated by discounting expected cash flows using management's best estimates and other key assumptions.

Income earned from the sale of the receivables includes the gain or loss on sale of finance receivables, as well as servicing fee income, the interest income earned on retained securities and excess spread. The sale of receivables has the effect of reducing financing revenues in the year the receivables are sold as well as in future years. The net impact of securitizations on annual earnings will include income effects in addition to the reported gain or loss on the sale of receivables and will vary depending on the amount, type of receivable and timing of our securitizations in the current year and the preceding two to three year period as well as the interest rate environment at the time the finance receivables were originated and securitized.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Receivables and Securitization (Continued)
-----------------------------------------------

The increased use of securitization, coupled with the decline in interest rates during fiscal years 2002 and 2001, led to higher reported gains on sold receivables compared with prior years. In addition to the increase in gains during fiscal years 2002 and 2001, interest earned on retained assets increased due to the increased use of securitization.

In January 2002, TMCC sold retail finance receivables totaling $1.6 billion. The Company sold certain finance receivables to TAFR which in turn sold them to a specific trust. The pretax gain resulting from the sale of these retail receivables totaled approximately $51.5 million after providing an allowance for estimated credit losses. As part of the transaction, TMCC entered into a revolving liquidity note agreement in lieu of a cash reserve fund to fund shortfalls in principal and interest payments to security holders. The aggregate amount available under the revolving liquidity note is $7,786,611. The trust will be obligated to repay amounts drawn and interest will be accrued at 4.419% per annum. If TMCC's short-term unsecured debt rating falls below P-1 or A-1+ by Moody's or S&P, respectively, or if TMCC fails to fund any amount drawn under the revolving liquidity note, the trust is entitled to draw down the entire undrawn amount of the revolving liquidity note. Repayments of principal and interest due under the revolving liquidity note are subordinated to principal and interest payments on the asset backed notes and, in some circumstances, to deposits into a reserve account.

In September 2001, TMCC securitized retail finance receivables totaling $1.5 billion. This securitization was treated as a sale for legal purposes, but treated as a secured borrowing for accounting purposes as the securitization trust was not structured as a qualifying special purpose entity ("QSPE") as defined pursuant to Financial Accounting Standards Board Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). Therefore, the receivables and debt issued remained on the balance sheet pursuant to SFAS 140, as amended. This accounting method is referred to as the "portfolio method". Under the portfolio method, the finance receivables transferred to the securitization trust and held as collateral for the notes issued to investors are classified as "Finance receivables, net - securitized". The weighted average annual percentage rate for these receivables is approximately 8.60%. Due to the nature of the accounting treatment, neither servicing fee income or excess interest income is recognized. The $1.1 billion notes issued to investors in the securitization trust are classified as "Notes payable related to securitized finance receivables structured as collateralized borrowings". The weighted average fixed rate equivalent for these payables at March 31, 2002 was approximately 4.47% and had a remaining weighted average life of approximately 1.30 years. TMCC entered into a revolving liquidity note agreement in lieu of a cash reserve fund to fund shortfalls in principal and interest payments to security holders. Any aggregate amount available under the revolving liquidity note is $7,500,000. The Trust will be obligated to repay amounts drawn and interest will be accrued at 5.07% per annum. If TMCC's short-term unsecured debt rating falls below P-1 or A-1+ by Moody's or S&P, respectively, or if TMCC fails to fund any amount drawn under the revolving liquidity note, the trust is entitled to draw down the entire undrawn amount of the revolving liquidity note. Repayments of principal and interest due under the revolving liquidity note are subordinated to principal and interest payments on the asset backed notes and, in some circumstances, to deposits into a reserve account.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Receivables and Securitization (Continued)
-----------------------------------------------

During May 2001, TMCC sold retail finance receivables totaling $1.5 billion subject to certain limited recourse provisions. TMCC sold its receivables to TAFR which in turn sold them to a trust. The pretax gain resulting from the sale of these retail receivables totaled approximately $29.5 million after providing an allowance for estimated credit losses.

The key economic assumptions used in the calculation of the initial gain on sale of receivables and the subsequent valuation of the retained interests include the estimated interest rate environment (in order to project the net rate earned on the residual interests), severity and rate of credit losses, and the prepayment speed of the receivables. Management estimates the credit loss rate based on a number of factors including attributes of the finance receivables securitized. Attributes considered include the new versus used contract mix, loan credit scoring, and seasoning of contracts sold. To determine the prepayment assumption used, management considers prior and current prepayment speeds of outstanding securitization transactions and estimated future economic conditions. Discount rates applied to the residual interests at the point of sale are at current market rates based on an investment with a similar term and risk associated with the retained interest. All key assumptions used in the valuation of the retained interests are reviewed at least quarterly and are revised as deemed appropriate. After carefully evaluating the factors discussed above, management ensures that the final assumptions used are adequate to cover probable potential losses or decreases in cash flows related to the prepayment of assets.

Key economic assumptions used in estimating the fair value of retained interests at the date of securitization for securitizations completed during the year ended March 31, 2002 were as follows:


                                                       Year ended
                                                     March 31, 2002
                                                    ----------------

Collateral prepayment speed.......................     1.5% ABS
Weighted average life (in years)..................    1.26 - 1.38
Collateral expected credit losses (per annum).....       0.70%
Discount rate used on residual cash flows.........     8% - 12%
Discount rate used on the subordinated tranche....     5% - 8%



The outstanding balance of retail finance receivables sold through securitizations which TMCC continues to service totaled $4.6 billion, $4.1 billion, $1.9 billion and $1.0 billion at March 31, 2002 and 2001, and September 2001 and 2000 respectively. The outstanding balance of interests in lease finance receivables sold through securitizations which TMCC serviced totaled $1.1 billion, $1.9 billion and $3.1 billion at March 31, 2001 and September 2001 and 2000 respectively. During fiscal year 2002, TLI exercised its option to repurchase remaining outstanding receivables under all lease ABS transactions. As of result of the repurchase, there is no outstanding balance of interests in lease finance receivables as of March 31, 2002.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Receivables and Securitization (Continued)
-----------------------------------------------

TMCC records its retained assets at fair value, which is estimated using a discounted cash flow analysis. The retained assets are not considered to have a readily available market value. Any excess of the carrying amount of the retained interest over its fair value results in an adjustment to the asset with a corresponding offset to unrealized gain. Unrealized gains, net of income taxes, related to the retained assets are included in comprehensive income. If management deems the excess between the carrying value and the fair value to be unrecoverable, the asset is written down through earnings.

As stated above, the Company evaluates the key economic assumptions used in the initial valuation of the retained assets and performs a subsequent review of those assumptions on a quarterly basis. Management reviews the underlying assumptions of the residual interests at least on a quarterly basis.

TMCC recorded an adjustment to other receivables totaling $70 million, $25 million, $74 million, and $19 million for the year ended March 31, 2002, the six months ended March 31, 2001 and for the years ended September 30, 2000 and 1999, respectively. Prior to fiscal year 2002, all impairment related to interest in lease finance receivables. Of the $70 million in impairment recognized in the fiscal year ended March 31, 2002, $23 million related to retail finance receivables recognized in the fourth quarter of 2002. Impairment of retail finance receivables resulted primarily from the Company experiencing an increase in credit losses as a result of the restructuring of field operations into regional centers of certain of its servicing operations that were previously performed in branch offices, tiered pricing, and the recent national economic downturn. As a result, credit loss assumptions were adjusted to properly reflect current market conditions. The impairments associated with the retained interest in lease finance receivables were recognized when the future undiscounted cash flows of the assets were estimated to be insufficient to recover the related carrying values resulting from higher return rates and an increase in vehicle disposition loss assumptions.

Cumulative static pool losses over the life of the securitizations are calculated by taking the actual losses (life to date) and expected losses and dividing them by the original balance of each pool of assets. Actual and expected static pool credit losses for the retail loan securitizations were ..45% and .61% respectively as of March 31, 2002 and .21% and .52% respectively as of March 31, 2001. Actual and expected static pool credit losses for the lease securitizations were 1.74% and 0% respectively as of March 31, 2002 and 1.64% and .12% respectively as of March 31, 2001. Actual and expected residual value losses for the lease securitizations were 5.95% and 0% as of March 31,2002 and 3.75% and 2.72% respectively as of March 31, 2001.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Receivables and Securitization (Continued)
-----------------------------------------------

For the year ended March 31, 2002, the following table summarizes certain cash flows received from and paid to the securitization trusts:

                                                            Year ended
                                                          March 31, 2002
                                                    -------------------------
                                                      Lease          Retail
                                                   ---------      ----------
                                                     (Dollars in Millions)

Proceeds from new securitizations..............          n/a       $ 4,410.8
Servicing fees received........................     $    5.4       $    55.7
Excess interest received from
   interest only strips........................     $    1.8       $   171.6
Repurchase of lease receivables (b)............     $ (303.6)      $       -
Other repurchases of receivables...............     $   (7.6)      $    (1.5)
Reimbursement of servicer advances.............     $   18.7       $     6.9
Maturity advances (a)..........................     $      -             n/a
Reimbursements of maturity advances (a)........     $   69.0             n/a

(a) Maturity advances represent the difference between the aggregate amount of principal collected and available to pay principal of the Certificates, and the outstanding balance of the Certificates due on targeted maturity dates. The Company was reimbursed for prior period maturity advances from principal collections in subsequent months.
(b) Amount represents optional redemptions associated with the maturity of lease securitizations.


During the year ended March 31, 2002 and the six months ended March 31, 2001, servicing fee assets in the amounts of $15 million and $17 million, were recorded in conjunction with retail loan securitizations executed. The amortized balance of servicing fee assets at March 31, 2002 and 2001, totaled approximately $17 million and $18 million.

Historical and delinquency amounts for all vehicle receivables managed, which represents those owned and securitized, for the year ended March 31, 2002 and the six months ended March 31, 2001:

                                            Year ended             Six Months ended
                                          March 31, 2002            March 31, 2001
                                      -----------------------  ------------------------
                                        Lease        Retail      Lease        Retail
                                     ---------    ----------  ---------     ----------
                                                    (Dollars in Millions)

Principal amount managed...........  $13,553.6    $17,994.6   $14,559.2     $13,108.0
Contracts outstanding managed......    620,258    1,272,941     702,952       993,790
Delinquent contracts over 60 days..      5,296        7,913       1,470         2,578
Credit Losses (net of recoveries)..  $    98.0    $    98.7   $    43.6     $    34.1
Residual value losses..............  $   388.4          n/a   $   193.9           n/a

Comprised of:
Receivables owned..................  $13,553.6    $13,409.2   $13,426.1     $ 9,034.5
Receivables securitized............  $       -    $ 4,585.4   $ 1,133.1     $ 4,073.5


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Receivables and Securitization (Continued)
-----------------------------------------------

At March 31, 2002, the key economic assumptions and the sensitivity of the current fair value of the residual cash flows to an immediate 10 and 20 percent adverse change in those economic assumptions are presented below.

                                                                     Retail
                                                                -------------
                                                             (Dollars in Millions)

Balance Sheet Carrying amount/fair value
   of retained interests.............................          $   356.4

Prepayment speed assumption..........................          1.5%-1.6% ABS
   Impact on fair value of 10% adverse change........          $   (10.4)
   Impact on fair value of 20% adverse change........          $   (20.9)

Residual cash flows discount rate (annual rate)......           5%-10.0%
   Impact on fair value of 10% adverse change........          $    (3.8)
   Impact on fair value of 20% adverse change........          $   (7.5)

Expected credit losses (annual rate).................           .50%-.90%
   Impact on fair value of 10% adverse change........          $    (4.8)
   Impact on fair value of 20% adverse change........          $    (9.6)


These hypothetical scenarios do not reflect expected market conditions and should not be used as a prediction of future performance. As the figures indicate, changes in the fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Actual cash flows may drastically differ from the above analysis.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Derivatives and Hedging Activities
-------------------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Fair value is determined using externally quoted market values where possible. If externally quoted market rates are not available, the Company uses external market rates in conjunction with a customized market valuation system to determine the fair value of the Company's derivatives. Derivative assets and liabilities include interest rate swaps, indexed note swap agreements, cross currency interest rate swap agreements and option-based products. The accounting for the gain or loss due to changes in fair value of the hedged item depends on whether the relationship between the hedged item and the derivative instrument qualifies for hedge treatment. If the relationship between the hedged item and the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the relationship between the hedged item and the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. The types of instruments that do not qualify for hedge accounting include, but are not limited to, U.S. basis swap instruments, and currency structured transactions including inverse floating rate instruments.

Derivatives are recognized in the balance sheet at their fair value. On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or a foreign-currency fair-value hedge (a "foreign currency hedge"). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge or foreign-currency hedge, along with changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk, are recorded in current-period earnings. Additional information concerning the SFAS No. 133 requirements is disclosed in Note 2 - Summary of Significant Accounting Policies - Derivative Financial Instruments.

For the year ended March 31, 2002, the Company recognized a gain of $38 million (reported as SFAS 133 fair value adjustments in the Consolidated Statement of Income). The net adjustment reflects a gain of $43 million in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps, offset by a $5 million decrease related to the ineffective portion of TMCC's fair value hedges. The increase in the fair market value of TMCC's option-based products is primarily due to higher market interest rates. Various derivative instruments, such as option-based products which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting, are discussed in Non-Hedging Activities below. For fair value hedging relationships, the components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Derivatives and Hedging Activities (Continued)
-------------------------------------------

A reconciliation of the activity of TMCC's derivative financial instruments which totaled $43.7 million for the year ended March 31, 2002 and the six months ended March 31, 2001 is as follows:

                                                             March 31,
                             -------------------------------------------------------------------------------
                                  Cross
                                 Currency
                                 Interest             Interest                                  Indexed
                                 Rate Swap            Rate Swap          Option-based          Note Swap
                                Agreements           Agreements            Products            Agreements
                             ----------------     ----------------     ----------------     ----------------
                              2002      2001       2002      2001       2002      2001       2002      2001
                              ----      ----       ----      ----       ----      ----       ----      ----
                                                          (Dollars in Billions)
Beginning Notional Amount...  $8.3      $8.4      $16.9     $10.5      $11.5     $11.7       $0.6      $1.4

Add:
   New agreements...........   1.7       0.5       16.9       8.5        5.4       1.6        0.2       0.1

Less:
   Terminated agreements....     -         -        0.1         -        8.0         -        0.1         -
   Expired agreements.......   2.2       0.6        3.8       2.1        2.8       1.8        0.5       0.9
   Amortizing notionals          -         -        0.3         -          -         -          -         -
                              ----      ----      -----     -----       ----     -----       ----      ----
Ending Notional Amount......  $7.8      $8.3      $29.6     $16.9       $6.1     $11.5       $0.2      $0.6
                              ====      ====      =====     =====       ====     =====       ====      ====

Fair-Value Hedges

The Company enters into interest rate swaps, indexed note swap agreements and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is covered by option-based products. (Refer to non-hedging activities below for a discussion of option-based products).

TMCC uses interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as either an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. The original maturities of interest rate swap agreements ranged from one to ten years at March 31, 2002.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Derivatives and Hedging Activities (Continued)
-------------------------------------------

The aggregate notional amounts of interest rate swap agreements outstanding at March 31, 2002 and 2001:

                                                            March 31,
                                                    -------------------------
                                                       2002            2001
                                                    ----------     ----------
                                                      (Dollars in Billions)

     Floating rate swaps..........................    $ 14.9         $ 10.2

     Fixed rate swaps.............................      11.5            5.3

     Basis swaps..................................       3.2            1.4
                                                      ------         ------

         Total interest rate swap agreements......    $ 29.6         $ 16.9
                                                      ======         ======


TMCC uses indexed note swap agreements in managing its exposure in connection with debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying indices. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on fixed U.S. dollar liabilities. At March 31, 2002, TMCC was the counterparty to $0.2 billion of indexed note swap agreements, of which $0.2 billion was denominated in foreign currencies. At March 31, 2001, TMCC was the counterparty to $0.6 billion of indexed note swap agreements, of which $0.3 billion was denominated in foreign currencies and $0.3 billion was denominated in U.S. dollars. The original maturities of indexed note swap agreements were ten years at March 31, 2002.

TMCC uses cross currency interest rate swap agreements to entirely hedge exposure to exchange rate fluctuations on principal and interest payments for borrowings denominated in foreign currencies. Notes and loans payable issued in foreign currencies are hedged by concurrently executing cross currency interest rate swap agreements which involve the exchange of foreign currency principal and interest obligations for U.S. dollar obligations at agreed-upon currency exchange and interest rates. The aggregate notional amounts of cross currency interest rate swap agreements at March 31, 2002 and 2001 were $7.8 billion and $8.3 billion, respectively. The original maturities of cross currency interest rate swap agreements ranged from three to ten years at March 31, 2002.

Derivative instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty defaults in performing its obligation under the derivative agreement. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Credit exposure of derivative instruments is discussed further under Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Derivatives and Hedging Activities (Continued)
-------------------------------------------

Non-Hedging Activities

Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements, interest rate swaps and, to a lesser extent, foreign exchange forward contract agreements. Option-based products are agreements which either grant TMCC the right to receive, or require TMCC to make payments at, specified interest rate levels. The aggregate notional amounts of option-based products outstanding at March 31, 2002 and 2001 were $6.1 billion and $11.5 billion, respectively. Approximately 28% of TMCC's other senior debt at March 31, 2002 had floating interest rates that were covered by option-based products which had an average strike rate of 4.35%. Option-based products are used to hedge interest rate risk from an economic perspective on TMCC's portfolio.

The Company uses this strategy to moderate its exposure to volatility in LIBOR. These products are not linked to specific assets and liabilities that appear on the balance sheet, and therefore, do not qualify for hedge accounting. In addition, the Company also uses certain interest rate swaps for overall asset/liability management purposes. These products are not linked to specific assets or liabilities.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Notes and Loans Payable
--------------------------------

Notes and loans payable at March 31, 2002 and 2001, which consisted of senior debt, included the following:

                                                           March 31,
                                                    -----------------------
                                                      2002           2001
                                                    --------       --------
                                                     (Dollars in Millions)
       Commercial paper, net.....................  $  5,012       $ 4,407

       Other senior debt, due in the years
          Ending:
             2002................................         -         4,620
             2003................................     5,184         3,080
             2004................................     5,360         5,182
             2005................................     3,665         1,839
             2006................................     2,885         1,228
             2007................................     1,252            26
             Thereafter..........................     2,632         1,812
                                                   --------      --------
             Total other senior debt.............    20,978        17,787
                                                   --------      --------
                Notes and loans payable..........  $ 25,990      $ 22,194
                                                   ========      ========

Notes and loans payable at March 31, 2002 and 2001 reflect the adjustments required under SFAS No. 133 for derivatives and debt instruments which qualify for hedge treatment as discussed in Note 8 - Derivatives and Hedging Activities. The notional amount of notes and loans payable was $26.7 billion and $23.1 billion at March 31, 2002 and 2001, respectively.

Short-term borrowings include commercial paper and certain medium-term notes ("MTNs"). The weighted average remaining term of commercial paper was 19 days and 17 days at March 31, 2002 and 2001, respectively. The weighted average interest rate on commercial paper was 1.83% and 5.10% at March 31, 2002 and 2001, respectively. At March 31, 2002, TMCC had no short-term MTNs with original terms of one year or less. Short-term MTNs with original terms of one year or less, included in other senior debt, were $1,205 million at March 31, 2001. The weighted average interest rate on these short-term MTNs was 5.01% at March 31, 2001, including the effect of interest rate swap agreements.

Other senior debt includes certain MTNs, euro bonds and domestic bonds. The weighted average interest rate on other senior debt was 4.23% and 5.46% at March 31, 2002 and 2001, respectively, including the effect of interest rate swap agreements. The rates have been calculated using rates in effect at March 31, 2002 and 2001, some of which are floating rates that reset periodically. Less than one percent of other senior debt at March 31, 2002 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year. Approximately 28% of other senior debt at March 31, 2002 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 4.35% at March 31, 2002. TMCC manages interest rate risk through continuous adjustment of the mix of fixed and floating rate debt using interest rate swap agreements and option-based products.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Notes and Loans Payable (Continued)
--------------------------------

Included in notes and loans payable at March 31, 2002 and 2001 were unsecured notes denominated in various foreign currencies as follows:

                                                      March 31,
                                                ---------------------
                                                 2002           2001
                                                ------         ------
                                                (Amounts in Millions)

     British pound sterling.................      500            575
     Danish kroner..........................      400            400
     Euro...................................    2,150          1,400
     French franc...........................    1,545          1,545
     German deutsche mark...................      792          2,842
     Greek drachma..........................        -          5,000
     Hong Kong dollar.......................      500            500
     Italian lire...........................  234,000        434,000
     Japanese yen...........................  218,200        159,300
     Luxembourg franc.......................    2,000          2,000
     New Zealand dollar.....................      100            200
     Norwegian Krone........................    1,250          1,000
     Singapore dollar.......................      200            200
     Swedish kronor.........................      560          1,060
     Swiss franc............................    2,750          2,000

Concurrent with the issuance of these unsecured notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations into U.S. dollar obligations which in aggregate total a principal amount of $7.0 billion and $8.2 billion at March 31, 2002 and 2001, respectively.

In September 2001, TMCC securitized retail finance receivables totaling $1.5 billion. This securitization was treated as a sale for legal purposes, but treated as a secured borrowing for accounting purposes as the securitization trust was not structured as a qualifying special purpose entity as defined pursuant to SFAS 140. Therefore, the receivables and debt issued remained on the balance sheet pursuant to SFAS 140, as amended. This accounting method is referred to as the "portfolio method". Under the portfolio method, the finance receivables transferred to the securitization trust and held as collateral for the notes issued to investors are classified as "Finance receivables, net - securitized". The $1.1 billion notes issued to investors in the securitization trust are classified as "Notes payable related to securitized finance receivables structured as collateralized borrowings". Refer to Note 7 Sale of Receivables and Securitization for further discussion.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments
---------------------------------------------

The fair value of financial instruments at March 31, 2002 and 2001, was estimated using the valuation methodologies described below. Considerable judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Company's financial instruments at March 31, 2002 and 2001 are as follows:


                                                      March 31,
                                      -----------------------------------------
                                              2002                  2001
                                      --------------------  --------------------
                                      Carrying     Fair     Carrying     Fair
                                       Amount      Value     Amount      Value
                                      --------    --------  --------    --------
                                                 (Dollars in Millions)
Balance sheet financial
   instruments:

Assets:

Cash and cash equivalents..........   $    747    $    747  $    294    $    294
Investments in marketable
   securities......................   $  1,100    $  1,100  $  1,075    $  1,075
Finance receivables, net and
   Finance receivables, net -
     securitized...................   $ 17,038    $ 17,284  $ 12,693    $ 12,515
Derivative Assets:
   Cross currency interest rate
     swap agreements...............   $     12    $     12  $     72    $     72
   Interest rate swap agreements...   $    346    $    346  $    278    $    278
   Option-based products...........   $     92    $     92  $      4    $      4
   Indexed note swap agreements....   $      4    $      4  $     25    $     25
Other receivables..................   $           $         $    311    $    311

Liabilities:

Notes and loans payable............   $ 25,990    $ 25,990  $ 22,194    $ 22,194
Notes payable related to securitized
   receivables structured as
   collateralized borrowings.......   $  1,036    $  1,036  $      -    $      -
Derivative Liabilities:
   Cross currency interest rate
     swap agreements...............   $    970    $    970  $  1,322    $  1,322
   Interest rate swap agreements...   $    148    $    148  $     89    $     89
   Option-based products...........   $      -    $      -         -           -
   Indexed note swap agreements....   $      6    $      6  $      3    $      3
Other payables.....................   $    583    $    583  $    607    $    607


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments (Continued)
--------------------------------------------

The fair value estimates presented herein are based on information available to management as of March 31, 2002 and 2001.

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

      Retail Finance Receivables
      --------------------------

The carrying amounts of $3.4 billion and $3.4 billion of variable rate finance receivables at March 31, 2002 and 2001, respectively, were assumed to approximate fair value as these receivables reprice at prevailing market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using the rates at which loans of similar credit quality and maturity would be originated as of March 31, 2002 and 2001.

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

      Notes and Loans Payable
      -----------------------

The fair value of notes and loans payable was estimated by discounting expected cash flows using the interest rates at which debt of similar credit quality and maturity would be issued as of March 31, 2002 and 2001. The carrying amount of commercial paper was assumed to approximate fair value due to the short maturity of these instruments.

      Cross Currency Interest Rate Swap Agreements
      --------------------------------------------

The estimated fair value of TMCC's outstanding cross currency interest rate swap agreements was derived by discounting expected cash flows using quoted market exchange rates and quoted market interest rates as of March 31, 2002 and 2001.

      Interest Rate Swap Agreements
      -----------------------------

The estimated fair value of TMCC's outstanding interest rate swap agreements was derived by discounting expected cash flows using quoted market interest rates as of March 31, 2002 and 2001.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments (Continued)
--------------------------------------------

      Option-based Products
      ---------------------

The estimated fair value of TMCC's outstanding option-based products was derived by discounting expected cash flows using quoted market exchange rates and market interest rates as of March 31, 2002 and 2001.

      Indexed Note Swap Agreements
      ----------------------------

The estimated fair value of TMCC's outstanding indexed note swap agreements was derived by discounting expected cash flows using quoted market exchange rates and market interest rates or by using quoted market prices as of March 31, 2002 and 2001.


Note 11 - Financial Instruments with Off-Balance Sheet Risk
-----------------------------------------------------------

Lines of Credit
---------------

TMCC has extended inventory floorplan lines of credit to dealers, the unused portion of which amounted to $1.8 billion and $675 million at March 31, 2002 and 2001, respectively. Security interests are acquired in vehicles and equipment financed and such financings are generally backed by corporate or individual guarantees from or on behalf of the participating dealers.


Note 12 - Pension and Other Benefit Plans
-----------------------------------------

All full-time employees of the Company are eligible to participate in the TMS pension plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service and the highest sixty consecutive months' compensation, reduced by a percentage of social security benefits. The Company's pension expense was $8 million, $3 million, $5 million and $6 million for the year ended March 31, 2002, the six months ended March 31, 2001, and for the years ended September 30, 2000 and 1999, respectively. At March 31, 2002 and 2001, and September 30, 2000 and 1999, the accumulated benefit obligation and plan net assets for employees of the Company were not determined separately from TMS; however, the plan's net assets available for benefits exceeded the accumulated benefit obligation. TMS funding policy is to contribute annually the maximum amount deductible for federal income tax purposes.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Provision for Income Taxes
------------------------------------

The provision for income taxes consisted of the following:

                                          Year         Six Months         Years
                                          Ended          Ended            Ended
                                         March 31,      March 31,      September 30,
                                       -------------  -------------  -----------------
                                           2002          2001         2000       1999
                                          ------        ------       ------     ------
                                                       (Dollars in Millions)
  Current
     Federal..........................    $ (46)        $  32        $  71      $(130)
     State............................       (6)           10           41         17
                                          ------        ------       ------     ------
        Total current ................      (52)           42          112       (113)
                                          ------        ------       ------     ------

  Deferred
     Federal..........................      174           (11)         (21)       202
     State............................       37           ( 4)         (26)         9
                                          ------        ------       ------     ------
        Total deferred................      211           (15)         (47)       211
                                          ------        ------       ------     ------
           Provision for income taxes.    $ 159         $  27        $  65      $  98
                                          ======        ======       ======     ======

A reconciliation between the provision for income taxes computed by applying the federal statutory tax rate to income before income taxes and actual income taxes provided is as follows:

                                   Year        Six Months              Years
                                   Ended         Ended                 Ended
                                  March 31,     March 31,           September 30,
                               --------------  --------------  ------------------------------
                                2002      %     2001      %     2000      %     1999      %
                               ------  ------  ------  ------  ------  ------  ------  ------
                                                   (Dollars in Millions)
      Provision for income
         taxes at federal
         statutory tax rate... $ 141   35.00%  $  25   35.00%  $  60   35.00%  $  81   35.00%
      State and local taxes
        (net of federal tax
         benefit).............    20    4.97%      4    5.63%     10    5.88%     17    7.39%
      Other...................    (2)  (.45)%     (2) (3.19)%     (5) (2.43)%      -     .14%
                               ------  ------  ------  ------  ------  ------  ------  ------
         Provision for income
            taxes............. $ 159           $  27           $  65           $  98
                               ======          ======          ======          ======

      Effective tax rate......         39.52%          37.44%          38.45%          42.53%
                                       ======          ======          ======          ======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Provision for Income Taxes (Continued)
------------------------------------

The deferred federal and state income tax liabilities are as follows:

                                                          March 31,
                                                   -----------------------
                                                    2002             2001
                                                   ------           ------
                                                    (Dollars in Millions)
     Federal.....................................  $1,524           $1,337
     State.......................................     155              131
                                                   ------           ------
        Net deferred income tax liability........  $1,679           $1,468
                                                   ======           ======


The Company's deferred tax assets and liabilities consisted of the following:

                                                           March 31,
                                                    -----------------------
                                                     2002             2001
                                                    ------           ------
                                                     (Dollars in Millions)
     Assets:
        Alternative minimum tax..................   $    -           $    -
        Provision for losses.....................       91               69
        Deferred administrative fees.............      130              104
        NOL carryforwards........................       36               31
        Deferred acquisition costs...............       30               29
        Unearned insurance premiums..............        7                4
        Revenue recognition......................        1                1
        Other....................................        -                -
                                                    ------           ------
           Deferred tax assets...................      295              238
                                                    ------           ------
     Liabilities:
        Mark-to-Market...........................       15                -
        Lease transactions.......................    1,664            1,475
        State taxes..............................      193              162
        Other....................................      102               69
                                                    ------           ------
           Deferred tax liabilities..............    1,974            1,706
                                                    ------           ------
           Valuation allowance...................        -                -
                                                    ------           ------
              Net deferred income tax liability..   $1,679           $1,468
                                                    ======           ======

TMCC has state tax net operating loss carryforwards of $494 million which expire beginning in fiscal 2003 through 2017.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Comprehensive Income
------------------------------

The Company's total comprehensive earnings were as follows:

                                                    Year         Six Months         Years
                                                    Ended          Ended            Ended
                                                   March 31,      March 31,      September 30,
                                                 -------------  -------------  -----------------
                                                     2002           2001        2000       1999
                                                    ------         ------      ------     ------
                                                               (Dollars in Millions)

Net income........................................   $  243         $   42      $  104     $  132
Other comprehensive income:
   Net unrealized gains arising during
      period (net of tax of $(1), $2, $5 and $2
      in 2002, 2001, 2000 and 1999)..............       (1)              3           9          4
   Less: reclassification adjustment for net
      gains included in net income (net of tax
      of $0, $2, $3 and $1 in 2002, 2001, 2000
      and 1999)...................................       (1)            (4)         (5)        (2)
                                                     ------         ------      ------     ------
Net unrealized (loss) gain on available-for-sale
      marketable securities.......................       (2)            (1)          4          2
                                                     ------         ------      ------     ------
   Total Comprehensive Income.....................   $  241         $   41       $ 108     $  134
                                                     ======         ======      ======     ======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Related Party Transactions
------------------------------------

Support Agreements

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

In connection with the creation of TFSC and the transfer of ownership of TMCC from TMS to TFSC, the Operating Agreement with TMS and TMMNA was terminated, a credit support agreement (the "TMC Credit Support Agreement") was entered into between TMC and TFSC, and a credit support agreement (the "TFSC Credit Support Agreement") was entered into between TFSC and TMCC. Under the terms of the TMC Credit Support Agreement, TMC agreed to: 1) maintain 100% ownership of TFSC; 2) cause TFSC and its subsidiaries to have a net worth of at least Japanese yen 10 million; and 3) make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended. The agreement is not a guarantee by TMC of any securities or obligations of TFSC.

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

During fiscal 2001, TMCC and TFSC entered into a credit support fee agreement (the "Credit Support Fee Agreement"). The Credit Support Fee Agreement provides that TMCC will pay to TFSC a semi-annual fee equal to 0.05% per annum of the weighted average outstanding amount of TMCC's Securities entitled to credit support, as described above. Credit support fees totaled $12 million and $6 million for the year ended March 31, 2002 and the six months ended March 31, 2001, respectively.

During fiscal 2000, TMCC had an arrangement to borrow from and invest funds with TMS at short-term market rates. This arrangement was terminated on October 1, 2000, when ownership of TMCC was transferred from TMS to TFSA, a holding company owned 100% by TFSC. TFSC, in turn, is a wholly-owned subsidiary of TMC. No funds were borrowed from or invested with TMS under this arrangement during the year ended March 31, 2001. However, TMS made a short term $282 million loan to TMCC at an interest rate of 3.53% in September 2001 to assist TMCC in its efforts to assure continuing liquidity during the financial market disruptions that occurred in the aftermath of the events of September 11, 2001. The loan and interest incurred were repaid in full prior to September 30, 2001. For the years ended September 30, 2000, 1999 and 1998, the highest amounts of funds invested with TMS were $797 million, $2 billion and $567 million, respectively; interest earned on these investments totaled $13 million, $41 million and $3 million for the years ended September 30, 2000, 1999 and 1998, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Related Party Transactions (Continued)
------------------------------------

Parent Support

During fiscal 2000, TMS provided support in the amount of $35 million to TMCC for certain vehicle disposition losses. This amount is included in the Consolidated Statement of Income related for the year ended September 30, 2000. TMCC did not receive support from TMS or TFSA for vehicle disposition losses for the year ended March 31, 2002 or the six months ended March 31, 2001.

Marketing and Wholesale Support

TMS sponsors special retail and lease marketing incentive programs offered by TMCC. TMCC recognized revenue of $131 million, $55 million, $108 million and $126 million, for the year ended March 31, 2002, the six months ended March 31, 2001 and for the years ended September 30, 2000 and 1999, respectively, related to TMS sponsored programs. Additionally, TMCC and TMS entered into an Amended
and Restated Repurchase Agreement in October 2000.   This agreement states that
TMCC is not obligated to finance wholesale obligations from any TMS dealers or retail obligations from any TMS customers. In addition, TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default.

Shared Services

On October 1, 2000, TMS and TMCC entered into a Shared Services Agreement covering certain technological and administrative services, such as information systems support, facilities and corporate services, TMS provides after the ownership of TMCC was transferred to TFSA. Net charges, which are assessed on a cost basis, that were reimbursed by TMCC to TMS totaled $51 million and $27 million for the year ended March 31, 2002 and the six months ended March 31, 2001, respectively.

The Company leases its headquarters facility and Iowa Service Center from TMS. Rent expense paid to TMS for these facilities totaled $5 million, $3 million, $5 million and $4 million for the year ended March 31, 2002, the six months ended March 31, 2001 and for the years ended September 30, 2000 and 1999, respectively. TMCC leases a corporate aircraft to TMS and provides wholesale financing for TMS affiliates. TMCC recognized revenue related to these arrangements of $3 million, $4 million, $6 million and $6 million for the year ended March 31, 2002, the six months ended March 31, 2001 and for the years ended September 30, 2000 and 1999, respectively.

TMIS provides certain insurance services, and insurance and reinsurance coverage, respectively, to TMS. Premiums, commissions and fees earned on these services for year ended March 31, 2002, the six months ended March 31, 2001 and for the years ended September 30, 2000 and 1999 totaled $40 million, $19 million, $33 million and $24 million, respectively.

Affiliate Loans

TMCC had extended a $42.5 million uncommitted revolving line of credit to iStarSystems, Inc., a corporation owned 80% by TMS. The loan bears interest at a floating rate of interest of LIBOR plus 3.75% per annum and is guaranteed by TMS. During fiscal 2002, TMS repaid the outstanding balance of $40 million and the line of credit was terminated. TMCC recognized $2.2 million in interest income on the loan in fiscal 2002.

During fiscal 1999, Toyota Credit Canada Inc., an affiliate of the Company, repaid $201 million in intercompany loans. Interest charged on these loans reflected market rates and totaled $8 million for the year ended September 30, 1999.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Lines of Credit/Standby Letters of Credit
---------------------------------------------------

To support its commercial paper program, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.5 billion and $3.0 billion, at March 31, 2002 and 2001, respectively. No loans were outstanding under any of these bank credit facilities as of March 31, 2002 or 2001.

In addition, as of March 31, 2002, there are additional committed and uncommitted lines of credit for $40 million and $100 million, respectively, which are intended to be used by the Company to support its commercial paper program and for general corporate purposes.

To facilitate and maintain letters of credit, TMCC maintains uncommitted, unsecured lines of credit with banks totaling $61 million and $85 million as of March 31, 2002 and 2001, respectively. Approximately $0.5 million and
$1 million in letters of credit were outstanding as of March 31, 2002 and 2001, respectively.


Note 17 - Commitments and Contingent Liabilities
------------------------------------------------

TMCC has executed guarantees totaling $65 million in respect to TCA's offshore dollar bank loans, of which approximately $40 million, including principal and interest, is outstanding. Late in 2001, the Argentine government instituted a series of changes that lead to political, economic and regulatory risks to Argentine businesses. The government has imposed foreign exchange controls restricting offshore payment transfers, and these controls are currently preventing TCA from sending payments on its offshore dollar loans out of Argentina. In February 2002, the Argentine government established measures to re-denominate the entire Argentine economy into pesos and has permitted the peso to float freely against other global currencies. This re-denomination policy adversely affected TCA's financial condition and its ability to fully satisfy its offshore dollar loans. Consequently for the year ended March 31, 2002, TMCC has included a charge against income of $31 million to write-off its $5 million investment in TCA and to establish a reserve of $26 million relating to TMCC's $40 million guaranty of TCA's offshore outstanding debt. TMCC will continue to monitor the situation in Argentina.

TMCC has executed guarantees of the debt of BTB totaling $30 million.

TMCC has signed a comfort letter on behalf of TSV regarding TSV's office lease. The comfort letter provides that in the event any currency exchange controls are imposed in Venezuela that render it illegal for TSV to pay the rent to the Landlord in U.S. Dollars (which is required under the Lease), then TMCC will pay the rental fees that are owed to the landlord during the currency exchange restriction period to a bank account located outside of Venezuela. The total rent and other lease costs payable under the lease for the entire 5-year term is approximately $4.2 million. The lease is cancellable at the convenience of TMCC after year 3.

At March 31, 2002, the Company was a lessee under lease agreements for facilities with minimum future commitments as follows: years ending March 31, 2003 - $19 million; 2004 - $14 million; 2005 - $9 million;
2006 - $7 million; 2007 - $4 million and thereafter - $2 million.

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

TMCC also maintains revolving credit facilities with dealers. These revolving credit facilities can be used for business acquisitions, facilities refurbishment, real estate purchases and working capital requirements. These financings are backed by corporate or individual guarantees from or on behalf of the participating dealers. The revolving credit facilities totaled $1,524 million of which $553 million was outstanding as of March 31, 2002.

In lieu of a cash reserve fund to fund shortfalls in principal and interest payments to security holders, TMCC may undertake to advance funds in respect of certain shortfalls and losses, taking a revolving liquidity note in return which allows the securitization trust to receive draws from TMCC to fund shortfalls in principal and interest payments due to investors up to a specified amount and obligates the securitization trust to repay any amounts drawn with interest accrued thereon. Repayments of principal and interest due under the revolving liquidity note are subordinated to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into a reserve account. To the extent amounts are insufficient to repay amounts outstanding under a revolving liquidity note, TMCC may recognize a loss. As of March 31, 2002, the aggregate amount available under the revolving liquidity notes is $15 million.

TMCC has also guaranteed the obligations of TMIS relating to vehicle service insurance agreements issued in four specific states (Alabama, Illinois, New York and Virginia). These guarantees have been given without regard to any security, but are limited to the duration of the underlying insurance coverages up to a maximum of the original manufacturer's suggested retail price on the vehicles. As of March 31, 2002, TMCC has not historically, and does not expect, to pay any amounts under this guarantee.

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

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in TMCC's business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of March 31, 2002 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations.


Note 18 - Segment Information
-----------------------------

The Company's operating segments include finance and insurance operations. Finance operations include retail leasing, retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the United States (excluding Hawaii), Puerto Rico, Mexico and Venezuela. Insurance operations are performed by TMIS and its subsidiaries. The principal activities of TMIS include marketing, underwriting, claims administration and providing certain insurance and contractual coverages related to vehicle service agreements and contractual liability agreements sold by or through Toyota and Lexus vehicle dealers and affiliates to customers in the United States (excluding Hawaii). In addition, the insurance subsidiaries insure and reinsure certain TMS and TMCC risks.

The accounting policies of the operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. The Company reports consolidated financial information for both external and internal purposes. Currently, TMCC's finance and insurance segments operate only in the United States, Puerto Rico, Mexico and Venezuela. The majority of the Company's finance and insurance segments are located within the United States.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 18 - Segment Information (Continued)
-----------------------------

Financial results for the Company's operating segments for the year ended March 31, 2002, the six months ended March 31, 2002 and the years ended September 30, 2000 and 1999 are summarized below:

                                                     March 31,                September 30,
                                             -----------------------     -----------------------
                                                2002         2001          2000          1999
                                             ----------   ----------     ----------   ----------
                                                           (Dollars in Millions)
Assets:

  Financing operations....................    $  33,664    $  28,694      $  27,525    $  24,156
  Insurance operations....................          780          852            863          732
  Eliminations/reclassifications..........         (184)        (332)          (352)        (310)
                                             ----------   ----------     ----------   ----------
    Total assets..........................    $  34,260    $  29,214      $  28,036    $  24,578
                                             ==========   ==========     ==========   ==========
Gross revenues:

  Financing operations....................    $   3,759    $   1,870      $   3,424    $   3,234
  Insurance operations....................          184           88            165          141
  Eliminations............................            -            -              -            -
                                             ----------   ----------     ----------   ----------
    Total gross revenues..................    $   3,943    $   1,958      $   3,589    $   3,375
                                             ==========   ==========     ==========   ==========
Depreciation and amortization:

  Financing operations....................    $   1,556    $     789      $   1,556    $   1,710
  Insurance operations....................            -            -              1            1
                                             ----------   ----------     ----------   ----------
    Total depreciation and amortization...    $   1,556    $     789      $   1,557    $   1,711
                                             ==========   ==========     ==========   ==========
Interest Expense:

  Financing operations....................    $   1,030    $     726      $   1,289    $     940
  Insurance operations....................            -            -              -            -
                                             ----------   ----------     ----------   ----------
    Total interest expense                    $   1,030    $     726      $   1,289    $     940
                                             ==========   ==========     ==========   ==========
Interest Income:

  Financing operations....................    $      37    $      32      $      26    $       9
  Insurance operations....................           26           14             23           20
                                             ----------   ----------     ----------   ----------
    Total interest income                     $      63    $      46      $      49    $      29
                                             ==========   ==========     ==========   ==========
Income tax expense:

  Financing operations....................    $     139    $      18      $      62    $      87
  Insurance operations....................           20            9              3           11
                                             ----------    ----------    ----------   ----------
    Total income tax expense..............    $     159    $      27      $      65    $      98
                                             ==========    =========     ==========   ==========
Net Income:

  Financing operations....................    $     199    $      22      $      70    $     113
  Insurance operations....................           44           20             34           19
                                             ----------    ----------    ----------   ----------
    Net Income............................    $     243    $      42      $     104    $     132
                                             ==========    ==========    ==========   ==========
Capital expenditures:

  Financing operations....................    $      32    $      14      $      18    $      33
  Insurance operations....................            2            -              2            4
                                             ----------    ----------    ----------   ----------
    Total capital expenditures............    $      34    $      14      $      20    $      37
                                             ==========    ==========    ==========   ==========


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 19 - Selected Quarterly Financial Data (Unaudited)
-------------------------------------------------------

                                  Total
                               Financing    Interest   Depreciation     Net
                                Revenues     Expense     on Leases     Income
                               ----------   --------   ------------   --------
                                             (Dollars in Millions)
Year Ended March 31, 2002:

   First quarter..............     $  874     $  296         $  374     $   50
   Second quarter.............        882        268            380         21
   Third quarter..............        909        244            415         62
   Fourth quarter.............        917        222            411        110
                                   ------     ------         ------     ------
      Total...................     $3,582     $1,030         $1,580     $  243
                                   ======     ======         ======     ======

Six Months Ended March 31, 2001:

   First quarter..............     $  878     $  383         $  368     $   18
   Second quarter.............        882        343            385         24
                                   ------     ------         ------     ------
      Total...................     $1,760       $726         $  753     $   42
                                   ======     ======         ======     ======

Year Ended September 30, 2000:

   First quarter..............     $  797     $  277         $  383     $   32
   Second quarter.............        830        317            367         25
   Third quarter..............        861        347            322         23
   Fourth quarter.............        864        348            368         24
                                   ------     ------         ------     ------
      Total...................     $3,352     $1,289         $1,440     $  104
                                   ======     ======         ======     ======

Year Ended September 30, 1999:

   First quarter..............     $  805     $  243         $  431     $   35
   Second quarter.............        786        220            427         28
   Third quarter..............        788        230            410         39
   Fourth quarter.............        786        247            396         30
                                   ------     ------         ------     ------
      Total...................     $3,165     $  940         $1,664     $  132
                                   ======     ======         ======     ======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 20 - Subsequent Events
---------------------------

During May 2002, TMCC sold retail finance receivables totaling $1.6 billion, subject to certain limited recourse provisions, to TAFR. TAFR in turn sold the receivables to specific trusts. TMCC continues to service the receivables and receives a servicing fee of 1% of the total principal balance of the total securitized retail receivables. In a subordinated capacity, TAFR retains excess cash flows, certain cash deposits and other related amounts that are held as restricted assets subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of TMCC. Securitization investors have recourse to the interest-only strips, restricted cash held by the securitization trusts, and any subordinated retained interest. Investors do not have recourse to other assets held by TMCC for failure of obligors to pay amounts due. As part of the transaction, TMCC entered into a revolving liquidity note agreement in lieu of a cash reserve fund to fund shortfalls of principal and interest payments to security holders. The maximum aggregate amount available under the revolving liquidity note is $8 million. The Trust will be obligated to repay amounts drawn and interest will be accrued at 4.69% per annum.

Effective May 2002, TMCC has provided comfort letters to Mexican and Venezuelan banks on behalf of TSM and TSV as a condition to their extending local bank credit facilities to TSM and TSV. Under the comfort letters, TMCC agrees to exercise its influence to induce TSM and TSV to meet all their obligations under the credit facilities. Additionally, TMCC agrees not to pledge or sell stock in TSM or TSV as long as any TSM and/or TSV loans are outstanding. The bank facilities provide TSM and TSV with uncommitted bank lines of credit for a period of one year and allow advances in the maximum amounts of $35 million for TSM and $5 million for TSV. Maturities for TSM and TSV bank loan advances range from one month to 36 months. The comfort letters will remain in effect for as long as any TSM and/or TSV loans funded under the facilities are outstanding. The term of the comfort letters may be extended for additional periods by mutual agreement between TMCC and the banks. The comfort letters do not constitute a guarantee by TMCC of TSM's and TSV's obligations under the bank facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of April 30, 2002.

           Name                Age              Position
           ----                ---              --------
George Borst .............      53     Director, President and
                                       Chief Executive Officer, TMCC;
                                       Director, Secretary and Chief
                                       Financial Officer, TFSA

Nobukazu Tsurumi..........      53     Director, Executive Vice President
                                       and Treasurer, TMCC

David Pelliccioni.........      54     Director, Group Vice President
                                       and Secretary, TMCC

John Stillo...............      49     Vice President and Chief
                                       Financial Officer, TMCC

Ryuji Araki...............      62     Director, TMCC;
                                       Director, TFSC;
                                       Executive Vice President, TMC Board of
                                       Directors

Hideto Ozaki..............      56     Director, TMCC; Director and
                                       President, TFSA; President and
                                       Director, TFSC

Yoshio Ishizaka...........      62     Director, TMCC; Executive Vice
                                       President, TMC Board of Directors

Yoshimi Inaba.............      56     Director, TMCC
                                       Director, TMC

James Press...............      55     Director, TMCC




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

Mr. Tsurumi was named Director and Executive Vice President and Treasurer of TMCC in October 2000. From January 2000 to September 2000, Mr. Tsurumi was Director and Senior Vice President of TMCC and Group Vice President of TMS. From January 1999 to December 1999, Mr. Tsurumi was Group Vice President and Treasurer of TMCC and Vice President of TMS. From January 1996 to December 1998, Mr. Tsurumi was Managing Director for Toyota Finance Australia. Mr. Tsurumi has been employed with TMC, in various positions worldwide, since 1971.

Mr. Pelliccioni was named Director, Group Vice President - Sales, Marketing and Operations, and Secretary of TMCC in January 2002. From August 2001 to January 2002, Mr. Pelliccioni was Vice President - Sales, Marketing and Operations of TMCC. From May 1999 to August 2001, Mr. Pelliccioni was Vice President - Field Operations of TMCC. From 1998 to August 2001, Mr. Pelliccioni was Vice President of TMS. Mr. Pelliccioni has been employed with TMCC and TMS, in various positions, since 1988.

Mr. Stillo was named Vice President and Chief Financial Officer of TMCC in 2001. From June 2000 to January 2001, Mr. Stillo was Executive Vice President, Investments and Capital Planning at Associates First Capital Corporation. From August 1997 to June 2000, Mr. Stillo was Executive Vice President and Comptroller at Associates First Capital Corporation.

Mr. Araki was named Director of TFSC in July 2000, and Director of TMCC in September 1995. Mr. Araki was named Executive Vice President of TMC's Board of Directors in June 2001. Mr. Araki was Director of TFSA from August 2000 to July 2001. Mr. Araki was Senior Managing Director of TMC's Board of Directors from June 1999 to June 2001 and has served on TMC's Board of Directors since September 1992. From June 1997 to June 1999, Mr. Araki was Managing Director of TMC. Mr. Araki has been employed with TMC, in various positions, since 1962.

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

Mr. Ishizaka was named Director of TMCC in October 2000, and Executive Vice President of TMC's Board of Directors in June 2001. Mr. Ishizaka was Senior Managing Director of TMC from June 1999 to June 2001. From June 1996 to June 1999, Mr. Ishizaka was President of TMS. From September 1992 to June 1999, Mr. Ishizaka was Director of TMC. Mr. Ishizaka has been employed with TMC, in various positions, since 1964.

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

Mr. Press was named Director of TMCC in July 1999. He is also Chief Operating Officer, a Director and Executive Vice President of TMS, positions he has held since February 2001, June 1996 and April 1999, respectively. From April 1998 to March 1999, he was a Senior Vice President of TMS. From April 1995 to March 1998, Mr. Press was Senior Vice President and General Manager of Lexus. Mr. Press has been employed with TMS, in various positions, since 1970.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid to the Company's Principal Executive Officer and the most highly compensated executive officers whose salary and bonus for the latest fiscal year exceeded $100,000, for services rendered in all capacities to the Company for the year ended March 31, 2002 and the six months ended March 31, 2001 and for the fiscal years ended September 30, 2000 and 1999.

                                        Annual Compensation
                        -----------------------------------------------------
                                                        Other Annual    All
     Name and                                           Compensation   Other
Principal Position      Period  Salary ($)   Bonus ($)     ($)<F1>    ($)<F2>
---------------------   ------  ----------   ---------  ------------  -------

George Borst              2002    $355,440    $196,330           -    $12,959
Chief Executive Officer   2001    $162,870    $170,350           -    $ 6,059
Principal Executive       2000    $316,290    $179,200           -    $10,300
Officer                   1999    $273,400    $162,300           -    $ 8,700

Nobukazu Tsurumi <F3>     2002    $293,249     $54,121     $45,080          -
Executive                 2001    $200,128     $25,588     $18,900          -
Vice President            2000    $247,124     $55,948     $36,060          -
                          1999    $117,700     $25,300     $23,800          -

Michael Deaderick<F4>     2002    $198,525    $ 77,000           -     $7,272
Senior                    2001    $127,920    $115,660           -     $4,661
Vice President            2000    $236,025    $122,740           -     $8,600
                          1999    $215,300    $120,000           -     $7,900

David Pelliccioni<F5>     2002    $224,312    $ 99,075           -     $8,259
Group Vice President

John Stillo <F6>          2002    $186,947    $ 56,250     $72,105     $5,834
Chief Financial Officer

------------
<F1> The amounts in this column represent housing allowances and relocation costs.
<F2> The amounts in this column represent the Company's allocated contribution under the TMS Savings Plan (the "Plan"), a tax-qualified 401(k) Plan. Participants in the Plan may elect, subject to applicable law, to contribute up to 15% of their base compensation on a pre-tax basis to which the Company adds an amount equal to two-thirds of the first 6% of the employee's contribution. Participants are vested 25% each year with respect to the Company's contribution and are fully vested after four years. Subject to the limitations of the Plan, employee and Company contributions are invested in various investment options at the discretion of the employee. TMS also maintains a 401(k) Excess Plan, a non-qualified deferred compensation plan which has similar provisions to the Savings Plan.
<F3> Effective January 1, 1999, Mr. Tsurumi was appointed as Group Vice
President and Treasurer. The compensation presented for Mr. Tsurumi for fiscal year 1999 reflects amounts earned for services to the Company during the partial period of the fiscal year served.
<F4> Effective December 31, 2001, Mr. Deaderick was no longer an employee of
TMCC. The compensation presented for Mr. Deaderick for fiscal year 2002 reflects amounts earned for services to the Company during the partial period of the fiscal year served.
<F5> During the fiscal year 2002, Mr. Pelliccioni was appointed as Group Vice
President and member of the TMCC Board of Directors. The compensation presented for Mr. Pelliccioni for fiscal 2002 reflects amounts earned for services to the Company in all capacities for the full fiscal year.
<F6> Mr. Stillo joined the Company during fiscal year 2002.  The compensation presented for Mr. Stillo for fiscal year 2002 reflects amounts earned for services to the Company during the partial period of the fiscal year served.

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


                                Annual Benefits for
     Final Average           Years of Credited Service
        Annual          ------------------------------------
     Compensation          15            20            25
     -------------      --------      --------      --------
        $50,000          $15,000       $20,000       $25,000
       $100,000          $30,000       $40,000       $50,000
       $150,000          $45,000       $60,000       $75,000
       $200,000          $60,000       $80,000      $100,000
       $250,000          $75,000      $100,000      $125,000
       $300,000          $90,000      $120,000      $150,000
       $350,000         $105,000      $140,000      $175,000
       $400,000         $120,000      $160,000      $200,000
       $450,000         $135,000      $180,000      $225,000
       $500,000         $150,000      $200,000      $250,000
       $550,000         $165,000      $220,000      $275,000
       $600,000         $180,000      $240,000      $300,000
       $650,000         $195,000      $260,000      $325,000
       $700,000         $210,000      $280,000      $350,000




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

The TMS Supplemental Executive Retirement Plan (TMS SERP), a non-qualified non-contributing benefit plan, authorizes a benefit to be paid to eligible executives, including Mr. Borst, Mr. Deaderick, Mr. Stillo and Mr. Pelliccioni. Benefits under the TMS SERP, expressed as an annuity payable monthly, are based on 2% of the executive's compensation recognized under the plan multiplied by the years of service credited under the plan (up to a maximum of 30), offset by benefits payable under the TMS Pension Plan and the executive's primary Social Security benefit. A covered participant's compensation may include base pay and a percentage (not in excess of 100%) of bonus pay, depending on the executive's length of service in certain executive positions. Similarly, years of service credited under the plan are determined by reference, in part, to the executive's length of service in certain executive positions. No benefit is payable under the TMS SERP to an executive unless the executive's termination of employment occurs on a date, after the executive reaches age 55, that is agreed in writing by the President of TMS and the executive; and the executive is vested in benefits under the TMS Pension Plan, or unless the executive accepts an invitation to retire extended by the President of TMS.

Mr. Borst is a participant in the TMS Pension Plan and the TMS SERP, and had 17 years of total credited service as of March 31, 2002. Based upon years of credited service allocable to TMCC, Mr. Borst may be entitled to receive approximately $64,652 in annual pension plan benefits when Mr. Borst reaches age 62. Mr. Borst also may be entitled to receive pension benefits from TMS based upon services to and compensation by TMS.

Mr. Deaderick is a participant in the TMS Pension Plan and the TMS SERP, and had reached the maximum total credited service of 25 years under the TMS Pension Plan and reached 30 years of credited service under the TMS SERP as of March 31, 2002. Based upon years of credited service allocable to TMCC, Mr. Deaderick may be entitled to receive approximately $128,242 in annual pension plan benefits when Mr. Deaderick reaches age 62. Mr. Deaderick also may be entitled to receive pension benefits from TMS based upon services to and compensation by TMS.

Mr. Pelliccioni is a participant in the TMS Pension Plan and the TMS SERP, and had 14 years of total credited service as of March 31, 2002. Based upon years of credited service allocable to TMCC, Mr. Pelliccioni may be entitled to receive approximately $15,472 in annual pension plan benefits when Mr. Pelliccioni reaches age 62. Mr. Pelliccioni also may be entitled to receive pension benefits from TMS based upon services to and compensated by TMS.

Mr. Stillo is a participant in the TMS Pension Plan and the TMS SERP, and had less than one year of total credited service as of March 31, 2002. Based upon years of credited service allocable to TMCC, Mr. Stillo may be entitled to receive approximately $4,524 in annual pension plan benefits when Mr. Stillo reaches age 62.

Toyota Global Incentive Plan

During fiscal year 2002, TMC implemented the Toyota Global Incentive Plan which granted options to acquire warrants exercisable for 2,000 shares of TMC stock to 58 global executives of TMC and TMC affiliated companies. Two executives of TMCC were recipients of the stock options, as presented in the tables below.



                     OPTION / SAR GRANTS IN LAST FISCAL YEAR

                                                                 Potential
                                                                 Realized
                                                                 Value at
                                                                  Assumed
                                                                  Annual
                                                                 Rates of
                                                                Stock Price
                                                                Appreciation
                        Individual Grants                      for Option Term
----------------------------------------------------------------------------------------
                                % of
                               Total
                              Options/
                 Number of      SARs
                Securities   Granted to   Exercise
                Underlying   Employees    or Base
               Options/SARs  In Fiscal     Price    Expiration
     Name       Granted(1)    Year(2)    ($/Sh)(3)     Date      5% ($)  10% ($)
----------------------------------------------------------------------------------------

George Borst      2,000         50%        $33.68    7/31/2005   $35.36   $37.05

Mike Deaderick    2,000         50%        $33.68    7/31/2005   $35.36   $37.05


(1) Pursuant to the Toyota Global Incentive Plan, the Company acquired certain warrants. Each warrant is exercisable for 100 shares of stock of Toyota Motor Corporation, the Company's ultimate parent. The Company granted each of the above-named individuals an option to acquire 20 warrants.

(2) The percentages listed above reflect the relative percentages of the total options granted by the Company. Each of these grants amounted to 1.7% of the total option grants made during the last fiscal year to Toyota executives worldwide pursuant to the Toyota Global Incentive Plan.

(3) The exercise price per share is equal to Yen 4,203 per share, the closing price of Toyota
Motor Corporation shares on the Tokyo Stock Exchange on August 1, 2001 x 1.025. The exercise price per share included in the above table was calculated using the exchange rate of $1 =
Yen 124.78 as in effect on August 1, 2001.


   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                     Number of
                                                     Securities          Value of
                                                     Underlying         Unexercised
                                                     Unexercised        In-the-Money
                                                    Options/SARs at     Options/SARs at
                                                      FY-End (#)         FY-End (#)

               Shares Acquired     Value            Exercisable/        Exercisable/
Name             on Exercise     Realized ($)      Unexercisable       Unexercisable
-----------------------------------------------------------------------------------------
George Borst        None            $0             0 Exercisable/         0 Exercisable/
                                               2,000 Unexercisable        0 Unexercisable

Mike Deaderick      None            $0             0 Exercisable/         0 Exercisable/
                                               2,000 Unexercisable        0 Unexercisable


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the date hereof, all of TMCC's capital stock is owned by TFSA. As of March 31, 2002, TMCC's directors and named executive officers, individually and as a group, owned less then 1% of the total outstanding stock of TMC, the Company's ultimate parent.


ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS.

Transactions between the Company, TFSA, TFSC, TMS TMMNA and others are included in Note 2 - Summary of Significant Accounting Policies, Note 12 - Pension and Other Benefit Plans, Note 15 - Related Party Transactions, Note 17 - Commitment and Contingent Liabilities and Note 20 - Subsequent Events of the Notes to the Consolidated Financial Statements as well as Item 1 and Item 7. Certain directors and executive officers of TMCC are also directors and executive officers of TFSA, TFSC, TMS and TMC as described in Item 10.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements

          Included in Part II, Item 8 of this Form 10-K. See Index to Financial Statements on page 45.

   (2)Exhibits

          The exhibits listed on the accompanying Exhibit Index, starting on page 101, are filed as part of, or incorporated by reference into, this Report.

(b)Reports on Form 8-K

          The following reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2002:

          Date of Report                 Items Reported
          -----------------              ----------------------
          February 8, 2002               Item 5.  Other Events
                                         Item 7c. Exhibits

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 30th day of May, 2002.

                                        TOYOTA MOTOR CREDIT CORPORATION


                                        By    /s/ George E. Borst
                                          ------------------------------
                                                  George E. Borst
                                                   President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of May, 2002.

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


                                            Executive Vice President and
      /s/ Nobukazu Tsurumi                    Treasurer and Director
------------------------------------
          Nobukazu Tsurumi

                                                  Vice President and
                                                 Chief Financial Officer
      /s/ John F. Stillo                      (Principal Financial Officer)
------------------------------------
          John F. Stillo


                                                   Corporate Controller
      /s/ Larry Spangler                      (Principal Accounting Officer)
------------------------------------
          Larry Spangler


      /s/ David Pelliccioni                             Director
------------------------------------
          David Pelliccioni


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

4.4      Amendment No.1 dated October 3, 2001 to Third Amended
         and Restated Agency Agreement dated October 4, 2000
         among TMCC, The Chase Manhattan Bank and Chase             Filed
         Manhattan Bank Luxembourg S.A.                            Herewith

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

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------



10.1     Form of Indemnification Agreement between TMCC and
         its directors and officers.                                  (12)

10.2(a)  Three-year Credit Agreement (the "Three-year Agreement")
         dated as of September 29, 1994 among TMCC, Morgan
         Guaranty Trust Company of New York, as agent, and
         Bank of America National Trust and Savings Association,
         The Bank of Tokyo, Ltd., The Chase  Manhattan Bank, N.A.,
         Citicorp USA, Inc. and Credit Suisse, as Co-Agents.          (13)

10.2(b)  Amendment No. 1 dated September 28, 1995 to the
         Three-year Agreement.                                        (14)

10.2(c)  Amended and Restated Three-Year Credit Agreement dated
         September 24, 1996.                                          (16)

10.2(d)  Amended and Restated Three-Year Credit Agreement dated
         September 23, 1997.                                          (17)

10.5(e)  Amendment dated March 19, 1999 to the
         Three-year Agreement.                                         (8)

10.5(f)  Amended and Restated Three-Year Credit Agreement dated
         September 17, 1999.                                           (9)

10.5(g)  Fourth Amended and Restated Three-Year Credit Agreement
         dated September 14, 2000.                                    (27)

10.5(h)  Amendment dated February 19, 2002 to the Three Year          Filed
         Credit Agreement                                           Herewith


----------------
(8) Incorporated herein by reference to Exhibit 10.5(e) filed with TMCC's Current Report on Form 10-K for the year ended September 30, 1999, Commission File No. 1-9961.
(9) Incorporated herein by reference to Exhibit 10.5(f) filed with TMCC's Current Report on Form 10-K for the year ended September 30, 1999, Commission File No. 1-9961.
(12) Incorporated herein by reference to Exhibit 10.6 filed with TMCC's Registration Statement on Form S-1, Commission File No. 33-22440.
(13) Incorporated herein by reference to Exhibit 10.10 filed with TMCC's Report on Form 10-K for the year ended September 30, 1994,
     Commission File No. 1-9961.
(14) Incorporated herein by reference to Exhibit 10.10(a) filed with TMCC's Report on Form 10-K for the year ended September 30, 1995, Commission File No. 1-9961.
(16) Incorporated herein by reference to Exhibit 10.9(d) filed with TMCC's Report on Form 10-K for the year ended September 30, 1996, Commission File No. 1-9961.
(17) Incorporated herein by reference to Exhibit 10.5(f) filed with TMCC's Report on Form 10-K for the year ended September 30, 1997, Commission File No. 1-9961.
(27) Incorporated herein by reference to Exhibit 10.5(g)filed with TMCC's Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------



10.5(i)  Fourth Amended and Restated 364-Day Credit Agreement
         dated September 17, 1999 among TMCC, Bank of America
         N.A. as Administrative Agent, The Chase Manhattan
         Bank as Syndication Agent, The Bank of Tokyo-Mitsubishi
         Ltd., and Citicorp USA, Inc. as Documentation Agents,
         Banc of America Securities LLC as Sole Lead Arranger
         and Sole Book Manager and the other Banks named therein.      (23)

10.5(j)  Fifth Amended and Restated 364-Day Credit Agreement
         dated September 14, 2000 among TMCC, Bank of America
         N.A. as Administrative Agent, The Chase Manhattan
         Bank as Syndication Agent, The Bank of Tokyo-Mitsubishi
         Ltd., and Citicorp USA, Inc. as Documentation Agents,
         Banc of America Securities LLC as Sole Lead Arranger
         and Sole Book Manager and the other Banks named therein.      (28)

10.5(k)  Sixth Amended and Restated 364-Day Credit Agreement
         dated September 13, 2001 ("364 Day Agreement") among TMCC,
         Bank of America N.A. as Administrative Agent, The Chase
         Manhattan Bank as Syndication Agent, The Bank of
         Tokyo-Mitsubishi Ltd., and Citicorp USA, Inc. as
         Documentation Agents, Banc of America Securities LLC as
         Sole Lead Arranger and Sole Book Manager and the other       Filed
         Banks named therein.                                       Herewith

10.5(l)  Amendment dated February 19, 2002 to the 364-Day             Filed
         Agreement.                                                 Herewith

10.6     Toyota Motor Sales, U.S.A., Inc. Supplemental
         Executive Retirement Plan. *                                  (10)

10.7     Toyota Motor Sales, U.S.A., Inc. 401(k)
         Excess Plan. *                                                (11)

10.8	 Form of Agreement for the Grant of an Option to Acquire
         Warrants to Subscribe for Common Stock of Toyota Motor       Filed
         Corporation. *                                             Herewith

----------------
(10) Incorporated herein by reference to Exhibit 10.1 filed with TMCC's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(11) Incorporated herein by reference to Exhibit 10.2 filed with TMCC's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
*- Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(23) Incorporated herein by reference to Exhibit 10.5(g)filed with TMCC's Report on Form 10-K for the year ended September 30, 1999, Commission File No. 1-9961.

(28) Incorporated herein by reference to Exhibit 10.5(i)filed with TMCC's Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------


10.9     Amended and Restated Trust and Servicing Agreement
         dated as of October 1, 1996 by and among TMCC,
         TMTT, Inc., as titling trustee and U.S. Bank National
         Association, as trust agent.                                 (18)

10.10    Credit Support Agreement dated July 14, 2000 between
         TFSC and TMC.                                                (29)

10.11    Credit Support Agreement dated October 1, 2000 between
         TMCC and TFSC.                                               (30)

10.12    Amended and Restated Repurchase Agreement dated
         effective as of October 1, 2000, between TMCC and TMS        (33)

10.13    Shared Services Agreement dated October 1, 2000
         between TMCC and TMS.                                        (32)

10.14    Credit Support Fee Agreement dated March 30, 2001
         between TMCC and TFSC                                        (34)

12.1     Calculation of ratio of earnings to fixed charges.          Filed
                                                                    Herewith

21.1     TMCC's list of subsidiaries.                                Filed
                                                                    Herewith

23.1     Consent of Independent Accountants.                         Filed
                                                                    Herewith



----------------
(18) Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Lease Trust 1997-A's Report on Form 8-A dated December 23, 1997, Commission File No. 333-26717
(29) Incorporated herein by reference to Exhibit 10.9 filed with TMCC's Report on Form 10-K for the year ended September 30, 2000, Commission File
     No. 1-9961.
(30) Incorporated herein by reference to Exhibit 10.10 filed with TMCC's Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(32) Incorporated herein by reference to Exhibit 10.12 filed with TMCC's Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(33) Incorporated herein by reference to Exhibit 10.11 filed with TMCC's Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(34) Incorporated herein by reference to Exhibit 10.13 filed with TMCC's Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.