Form 10-Q
period 2002-06-30
TOYOTA MOTOR CREDIT CORP
filed 2002-08-14
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002
                                    ------------------
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

As of June 30, 2002, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                           June 30,       March 31,      June 30,
                                             2002           2002           2001
                                         ------------   ------------   ------------
                                         (Unaudited)                   (Unaudited)
               ASSETS
               ------

Cash and cash equivalents...............      $   322        $   747        $   265
Investments in marketable securities....        1,371          1,100          1,116
Finance receivables, net................       22,911         22,390         19,842
Finance receivables, net - securitized..          947          1,087              -
Investments in operating leases, net....        7,732          7,631          7,200
Derivative assets.......................          701            454            379
Other assets............................          914            630            760
Income taxes receivable.................          403            221            131
                                              -------        -------        -------

         Total Assets...................      $35,301        $34,260        $29,693
                                              =======        =======        =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable.................      $27,571        $25,990        $22,200
Notes payable related to securitized
   finance receivables structured as
   collateralized borrowings............          900          1,036              -
Derivative liabilities..................          556          1,124          1,752
Other liabilities.......................          837            819            925
Deferred income.........................          880            861            736
Deferred income taxes...................        1,836          1,679          1,516
                                              -------        -------        -------
      Total Liabilities.................       32,580         31,509         27,129
                                              -------        -------        -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized;
       91,500 issued and outstanding)...          915            915            915
   Retained earnings....................        1,791          1,820          1,631
   Accumulated other comprehensive
      income............................           15             16             18
                                              -------        -------        -------
      Total Shareholder's Equity........        2,721          2,751          2,564
                                              -------        -------        -------
         Total Liabilities and
         Shareholder's Equity...........      $35,301        $34,260        $29,693
                                              =======        =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                                   Three Months Ended
                                                        June 30,
                                                   ------------------
                                                    2002        2001
                                                   ------      ------
                                                      (Unaudited)

Financing Revenues:

   Leasing........................................ $  621      $  620
   Retail financing...............................    263         194
   Wholesale and other dealer financing...........     40          60
                                                    -----      ------

Total financing revenues..........................    924         874

   Depreciation on leases.........................    373         374
   Interest expense...............................    217         296
   SFAS 133 and 138 fair value adjustments........    214          (9)
                                                   ------      ------

Net financing revenues............................    120         213

Insurance premiums earned and contract
   revenues.......................................     41          40
Investment and other income.......................     64          65

Loss on asset impairment..........................      -          47
                                                   ------      ------

Net financing revenues and other revenues.........    225         271
                                                   ------      ------

Expenses:

   Operating and administrative...................    128         114
   Losses related to Argentine Investment.........      5           -
   Provision for credit losses....................    122          50
   Insurance losses and loss adjustment
      expenses....................................     21          20
                                                   ------      ------

Total expenses....................................    276         184
                                                   ------      ------

(Loss)/Income before income taxes.................    (51)         87

(Benefit) provision for income taxes..............    (22)         37
                                                   ------      ------

Net (Loss)/Income................................. $  (29)     $   50
                                                   ======      ======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                           Accumulated
                                                             Other
                                   Capital    Retained    Comprehensive
                                    Stock     Earnings    Income/(Loss)      Total
                                   -------    --------    -------------    --------


Balance at March 31, 2001........   $  915     $ 1,581      $       18      $ 2,514
                                    ------     -------      ----------      -------

Net income for the three months
   ended June 30, 2001...........        -          50               -           50

Change in net unrealized gains
   on available-for-sale
   marketable securities.........        -           -               -            -
                                    ------    --------      ----------      -------
Total Comprehensive Income.......        -          50               -           50
                                    ------    --------      ----------      -------


Balance at June 30, 2001
   (unaudited)....................  $  915     $ 1,631      $       18      $ 2,564
                                    ======     =======      ==========      =======




Balance at March 31, 2002........   $  915     $ 1,820      $       16      $ 2,751
                                    ------     -------      ----------      -------

Net loss for the three months
   ended June 30, 2002...........        -         (29)              -          (29)

Change in net unrealized gains
   on available-for-sale
   marketable securities.........        -           -              (1)          (1)
                                    ------    --------      ----------      -------
Total Comprehensive Loss.........        -         (29)             (1)         (30)
                                    ------    --------      ----------      -------


Balance at June 30, 2002
   (unaudited)...................   $  915     $ 1,791      $       15      $ 2,721
                                    ======     =======      ==========      =======





See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                           Three Months Ended
                                                                                June 30,
                                                                       -------------------------
                                                                         2002            2001
                                                                       --------        ---------
                                                                             (Unaudited)
Cash flows from operating activities:

   Net (loss)/ income.......................................           $    (29)        $     50
                                                                       --------        ---------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Fair value adjustments of SFAS 133 and 138
             derivatives....................................                214               (9)
         Depreciation and amortization......................                399              373
         Provision for credit losses........................                122               50
         Gain from sale of finance receivables, net.........                (33)             (26)
         Gain from sale of marketable securities, net.......                  -               (1)
         Loss on asset impairment...........................                  -               47
         Loss related to Argentine Investment...............                  5                -
         Increase in other assets...........................               (612)            (110)
         Decrease in accrued interest expense...............                (12)             (41)
         Increase in deferred income taxes..................                155               48
         Increase in other liabilities......................                180               78
                                                                       --------        ---------
   Total adjustments........................................                418              409
                                                                       --------        ---------

Net cash provided by operating activities...................                389              459
                                                                       --------        ---------

Cash flows from investing activities:

   Addition to investments in marketable securities.........               (535)           (865)
   Disposition of investments in marketable securities......                234             816
   Purchase of finance receivables..........................             (6,596)         (8,214)
   Liquidation of finance receivables.......................              4,598           6,121
   Proceeds from sale of finance receivables................              1,549           1,450
   Addition to investments in operating leases..............               (960)           (863)
   Disposition of investments in operating leases...........                475             704
                                                                       --------        --------

Net cash used in investing activities.......................             (1,235)           (851)
                                                                       --------        --------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable........              1,933           2,005
   Payments on notes and loans payable......................             (1,443)         (1,186)
   Net decrease in commercial paper with
      original maturities less than 90 days.................                (69)           (456)
                                                                       --------        --------

Net cash provided by financing activities...................                421             363
                                                                       --------        --------


Net decrease in cash and cash equivalents...................               (425)            (29)

Cash and cash equivalents at the beginning of the period....                747             294
                                                                       --------        --------

Cash and cash equivalents at the end of the period..........           $    322        $    265
                                                                       ========        ========

Supplemental disclosures:

   Interest paid............................................           $    210        $    328
   Income taxes paid........................................           $      4        $     43


See Accompanying Notes to Consolidated Financial Statements.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

The accompanying information pertaining to the three months ended June 30, 2002 and 2001 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited financial information reflects all adjustments necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of those expected for any other interim period or for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies and other notes to the consolidated financial statements included in Toyota Motor Credit
Corporation's ("TMCC's" or the "Company's") 2002 Annual Report to the Securities and Exchange Commission ("SEC")on Form 10-K.

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Finance Receivables
----------------------------

Finance receivables, net and Finance receivables, net - securitized consisted of the following:

                                               June 30,     March 31,      June 30,
                                                2002          2002           2001
                                            ------------  ------------   -----------
                                                     (Dollars in Millions)
Retail....................................       $14,211       $13,715       $9,641
Finance leases............................         7,112         7,692        8,452
Wholesale and other dealer loans..........         4,091         3,626        3,449
                                                 -------       -------       ------
                                                  25,414        25,033       21,542
Unearned income...........................        (1,284)       (1,340)      (1,528)
Allowance for credit losses...............          (272)         (216)        (172)
                                                 -------       -------       ------
   Finance receivables, net and
   Finance receivables, net - securitized.       $23,858       $23,477      $19,842
                                                 =======       =======      =======

Finance leases included estimated unguaranteed residual values of $1.9 billion, $1.9 billion and $1.6 billion at June 30, 2002, March 31, 2002 and June 30, 2001, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $199 million, $189 million and $53 million at June 30, 2002, March 31, 2002 and June 30, 2001, respectively. The increased delinquency experience is a result of a number of factors including the effects of TMCC's field reorganization which has temporarily disrupted normal collection activities and the continuation of the national economic downturn. The field reorganization is ongoing and the transfer of certain functions from branches to customer service centers is scheduled to be completed in fiscal 2003. TMCC is taking measures to minimize the disruption of operations; however, the restructuring of field operations and economic downturn could continue to adversely affect delinquencies and credit losses. In addition, the increased delinquency can be attributed to changes in portfolio quality in connection with the national tiered pricing program coupled with a general increase in the average original contract term of retail and lease vehicle contracts which, historically, experience higher rates of credit losses. Under the national tiered pricing program, the Company generally acquires higher-yielding earning assets to compensate for the increased credit risk of such contracts. The trend toward longer term contracts is reflective of industry trends. The average length of contracts initiated during fiscal year to date 2003 and fiscal year 2002 was 56.1 and 54.4, respectively. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                             June 30,      March 31,     June 30,
                                               2002          2002          2001
                                           ------------  ------------  ------------
                                                     (Dollars in Millions)
Vehicles..................................       $9,191        $9,011        $8,553
Equipment and other.......................          715           721           706
                                                 ------        ------        ------
                                                  9,906         9,732         9,259
Accumulated depreciation..................       (2,095)       (2,034)       (2,000)
Allowance for credit losses ..............          (79)          (67)          (59)
                                                 ------        ------        ------
Investments in operating leases, net......       $7,732        $7,631        $7,200
                                                 ======        ======        ======



Note 4 - Allowance for Credit Losses
------------------------------------

An analysis of the allowance for credit losses follows:

                                                    Three months ended
                                            June 30,      March 31,   June 30,
                                             2002           2002        2001
                                           ---------      ---------   --------
                                                   (Dollars in Millions)
     Allowance for credit losses at
        beginning of period...............   $  283          $ 269        $ 227
     Provision for credit losses..........      122             97           50
     Charge-offs..........................      (60)           (62)         (40)
     Recoveries...........................        7              6            5
     Other adjustments....................       (1)           (27)         (11)
                                             -------         ------       ------

     Allowance for credit losses
        at end of period..................   $  351          $ 283        $ 231
                                             ======         ======       ======

The allowance for credit losses at June 30, 2002 increased $68 million and $120 million from the periods ended March 31, 2002 and June 30, 2001, respectively, primarily due to an increase in the provision for credit losses. The $25 million and $72 million increase in the provision for credit losses for the quarter ended June 30, 2002 as compared with the periods ending March 31, 2002 and June 2001, respectively, corresponds with increases in delinquencies and credit losses. Allowance for credit losses is discussed further under Item 2. Provision for Credit Losses and Delinquency.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Derivatives and Hedging Activities
-------------------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133 ("SFAS 138") require companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Fair value of the Company's derivatives is determined using external market data in conjunction with an internal market valuation system, or externally quoted market values. Derivative assets and liabilities include interest rate swaps, indexed note swap agreements, cross currency interest rate swap agreements and option-based products. The accounting for the gain or loss due to changes in fair value of the hedged item depends on whether the relationship between the hedged item and the derivative instrument qualifies for hedge treatment. If the relationship between the hedged item and the derivative instrument does not qualify as a hedge, the gains or losses of the derivative instrument are reported in earnings when they occur. However, if the relationship between the hedged item and the derivative instrument qualifies as a hedge, the accounting varies based on the type of hedge.

For the three months ended June 30, 2002, the Company recognized a $214 million unfavorable SFAS 133 and SFAS 138 adjustment (reported as SFAS 133 and 138 fair value adjustment in the Consolidated Statement of Income). The net adjustment reflects a $226 million decrease in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps which did not qualify for hedge accounting, offset by an increase of $12 million related to the ineffective portion of TMCC's fair value hedges. The decrease in the fair value of TMCC's option-based products as well as certain interest rate swaps was due to the significant reduction in interest rates during the quarter, as well as actions taken by TMCC to protect interest rate margins, including an increase in TMCC's hedge portfolio and a higher mix of swap derivative products. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting, are discussed in Non-Hedging Activities below. For fair value hedging relationships, the components of each derivative instrument's and hedged item's gain or loss are included in the assessment of hedge effectiveness.

TMCC maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its economic exposure to fluctuations caused by volatility in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes.

The Company enters into interest rate swaps, indexed note swap agreements and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is converted back to fixed rates using option-based products. (Refer to non-hedging activities below for a discussion of option-based products).

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Derivatives and Hedging Activities (Continued)
-------------------------------------------

TMCC uses interest rate swap agreements in managing its exposure to interest rate fluctuations. Interest rate swap agreements are executed as either an integral part of specific debt transactions or on a portfolio basis. TMCC's interest rate swap agreements involve agreements to pay fixed and receive a floating rate, or receive fixed and pay a floating rate, at specified intervals, calculated on an agreed-upon notional amount. Interest rate swap agreements may also involve basis swap contracts which are agreements to exchange the difference between certain floating interest amounts, such as the net payment based on the commercial paper rate and the London Interbank Offered Rate ("LIBOR"), calculated on an agreed-upon notional amount. The original maturities of interest rate swap agreements ranged from one to ten years at June 30, 2002.

TMCC uses indexed note swap agreements in managing its exposure in connection with debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying indices. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on U.S. dollar liabilities.

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

Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty defaults in performing its obligation under the derivative agreement and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Credit exposure of derivative instruments is discussed further under Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Non-Hedging Activities
----------------------

Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements, certain interest rate swaps and to a lesser extent, foreign exchange forward contract agreements. Option-based products are agreements which either grant TMCC the right to receive, or require TMCC to make payments at, specified interest rate levels. Option-based products are used primarily to hedge interest rate risk from an economic perspective on TMCC's portfolio.

The Company uses this strategy to moderate its exposure to volatility in interest rates, particularly LIBOR, and for liability management purposes. These products are not linked to specific assets and liabilities that appear on the balance sheet and therefore, do not qualify for hedge accounting.

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Derivatives and Hedging Activities (Continued)
-------------------------------------------


Accounting for Derivatives and Hedging Activities
-------------------------------------------------

Derivatives are recognized in the balance sheet at their fair value. On the date that the Company enters into a derivative contract that qualifies as hedge, it designates the derivative as a hedge of the fair value of a recognized asset or liability or a foreign-currency fair-value hedge (a "foreign currency hedge"). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge or foreign-currency hedge, along with changes in fair value of the hedged liabilities that are attributable to the hedged risk, are recorded in current-period earnings.

The Company occasionally purchases a financial instrument in which a derivative instrument is "embedded." Upon purchasing the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e. host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as either (1) a fair-value hedge or (2) non-hedging derivative instrument. However, if the Company could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the balance sheet at fair value and not be designated as a hedging instrument.

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

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Derivatives and Hedging Activities (Continued)
-------------------------------------------

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


Note 6 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                          June 30,       March 31,      June 30,
                                            2002           2002           2001
                                        ------------   ------------   ----------
                                                            (Dollars in Millions)
Commercial paper, net....................       $ 5,111            $ 5,012          $ 3,965
                                                -------            -------          -------
Other senior debt, due in the fiscal
   years ending:
   2002..................................             -                  -            3,835
   2003..................................         4,238              5,184            3,428
   2004..................................         5,916              5,360            5,281
   2005..................................         3,851              3,665            1,970
   2006..................................         3,501              2,885            1,477
   2007..................................         1,353              1,252               18
   Thereafter............................         3,601              2,632            2,226
                                                -------            -------          -------
   Total other senior debt...............        22,460             20,978           18,235
                                                -------            -------          -------
      Notes and loans payable............       $27,571            $25,990          $22,200
                                                =======            =======          =======

Notes and loans payable at June 30, 2002, March 31, 2002 and June 30, 2001 reflect the adjustments required under SFAS 133 and 138 for derivatives and debt instruments which qualify for hedge treatment as discussed in Note 5 - Derivatives and Hedging Activities. TMCC recorded a $214 million net unfavorable fair value adjustment under SFAS 133. This adjustment was comprised of a $1,029 million increase in the fair market value of the Company's debt portfolio offset by a $247 million increase in the fair market value of the Company's derivative assets and a $568 million decrease in the fair market value of the Company's derivative liabilities. The notional amount of notes and loans payable was $27.2 billion at June 30, 2002.

Short-term borrowings consist of commercial paper having a weighted average remaining term and weighted average interest rate of 20 days and 1.84%, respectively, at June 30, 2002.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Notes and Loans Payable (Continued)
--------------------------------

Other senior debt includes certain MTNs, euro bonds and domestic bonds. The weighted average interest rate on other senior debt was 3.33% for the quarter ended June 30, 2002 including the effect of interest rate swap agreements. The rates have been calculated using rates in effect at June 30, 2002, some of which are floating rates that reset periodically. Less than one percent of other senior debt at June 30, 2002 had interest rates, including the effect of interest rate swap agreements, that were fixed for a period of more than one year.

Approximately 70% of other senior debt at June 30, 2002 had floating interest rates that were covered by option-based products. The weighted average strike rate on these option-based products was 4.30% at June 30, 2002. TMCC manages interest rate risk through continuous adjustment of the mix of fixed and floating rated debt using interest rate swap agreements and option-based products.

Included in notes and loans payable at June 30, 2002 were unsecured notes denominated in various foreign currencies; concurrently with the issuance of these notes, TMCC entered into cross currency interest rate swap agreements to convert these obligations at maturity into U.S. dollar obligations which in aggregate total a principal amount at maturity of $7.5 billion.

Note 7 - Sale of Retail Receivables and Valuation of Residual Interest
----------------------------------------------------------------------
TMCC maintains programs to sell retail receivables through the limited purpose subsidiaries Toyota Motor Credit Receivables Corporation ("TMCRC") and Toyota Auto Finance Receivables LLC ("TAFR"). TMCC services its securitized receivables and earns a servicing fee of 1% of the total principal balance of the outstanding receivables. In a subordinated capacity, the limited purpose subsidiaries retain excess cash flows, certain cash deposits and other related amounts, which are held as restricted assets subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of TMCC. The value of these restricted assets retained by the limited purpose subsidiaries is exposed to losses in receivables and such cash flows are available as credit support for senior securities. The exposure of these restricted assets exists until the associated securities are paid in full. Investors do not have recourse to other assets held by TMCC for failure of obligors to pay amounts due.

In May 2002 TMCC sold certain retail finance receivables totaling $1.6 billion to TAFR, which in turn sold the receivables to a specific trust. The pretax gain resulting from the sale of retail receivables totaled approximately $33 million. The gain is included in investment and other income for the three months ended June 30, 2002. The recorded gain on sale is dependent on the carrying amount of the assets at the time of the sale. The carrying amount is allocated between the assets sold and the retained interests based on their relative fair values at the date of the sale. The fair value of retained interests was estimated by discounting expected cash flows using management's best estimates and other key assumptions.
                                      -13-

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Retail Receivables and Valuation of Residual Interest
(Continued)
----------------------------------------------------------------------


As part of the transaction, TMCC entered into a revolving liquidity note agreement in lieu of a cash reserve fund to fund shortfalls of principal and interest payments to senior security holders. The maximum aggregate amount available under the revolving liquidity note is $8 million. The trust will be obligated to repay amounts drawn and interest will be accrued at 4.69% per annum. If TMCC's short-term unsecured debt rating falls below P-1 or A-1+ by Moody's or S&P, respectively, or if TMCC fails to fund any amount drawn under the revolving liquidity note, the trust is entitled to draw down the entire undrawn amount of the revolving liquidity note. Repayments of principal and interest due under the revolving liquidity note are subordinated to principal and interest payments to the senior security holders and, in some circumstances, to deposits into a reserve account.

TMCC records its retained assets at fair value, which is estimated using a discounted cash flow analysis. The retained assets are not considered to have a readily available market value. Any excess of the carrying amount of the retained interest over its fair value results in an adjustment to the asset with a corresponding offset to unrealized gain. Unrealized gains, net of income taxes, related to the retained assets are included in comprehensive income. If management deems the excess between the carrying value and the fair value to be unrealizable, the asset is written down through current period earnings. Management evaluates the key economic assumptions used in the initial valuation of the retained assets and performs a subsequent review of those assumptions on a quarterly basis.

In June 2001, the Company experienced increased return rates and losses per unit upon disposition relating to vehicles associated with its lease and finance receivables. This experience, combined with revised forecasts for future return rates and loss per unit, resulted in a downward revision to the vehicle disposition assumptions. As a result of the change in assumptions, in the quarter ending June 30, 2001, TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $47 million as required by EITF 99-20, which was adopted in the first quarter of fiscal year 2002. The Company did not have any outstanding lease securitization transactions as of March and June 2002. The Company did not record any impairment on retail securitization transactions during the quarter ended June 30, 2002.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Related Party Transactions
-----------------------------------
As of June 30, 2002, there have been no material changes to related party agreements or relationships as described in the Company's annual report Form 10-K for the year ended March 31, 2002. The table below summarizes amounts paid or received under such agreements or relationships for the following periods:

                                                Three Months Ended
                                                     June 30,
                                                -------------------
                                                  2002       2001
                                                -------    --------
                                               (Dollars in Millions)

  Credit support fees..................           $  3.6     $  2.9
  Shared services reimbursement........             11.4       10.8
  Rent expense under facilities lease..              1.3        1.3
  Affiliate wholesale revenue..........              0.3        0.9
  Affiliate insurance premiums and
       commissions received............             10.1       10.2
                                                 -------    -------
    Total..............................           $ 26.7     $ 26.2
                                                 =======    =======

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Commitments and Contingent Liabilities
-----------------------------------------------

TMCC has executed guarantees totaling $65 million in respect of Toyota Credit Argentina S.A.'s ("TCA") offshore dollar bank loans, of which approximately $36 million, including principal and interest, is outstanding as of June 30, 2002. Late in 2001, the Argentine government instituted a series of changes that led to political, economic and regulatory risks to Argentine businesses. The government has imposed foreign exchange controls restricting offshore payment transfers, and these controls are currently preventing TCA from sending payments on its offshore dollar loans out of Argentina. In February 2002, the Argentine government established measures to re-denominate the entire Argentine economy into pesos and has permitted the peso to float freely against other global currencies. This re-denomination policy adversely affected TCA's financial condition and its ability to fully satisfy its offshore dollar loans. In fiscal 2002, TMCC established a reserve of $26 million relating to TMCC's guaranty of TCA's offshore outstanding debt.
During the quarter ended June 30, 2002 the valuation of the peso continued to deteriorate. As a result, TMCC recorded a $5 million charge against income to increase the reserve related to the Company's guarantee of TCA's offshore outstanding debt to $31 million. TMCC will continue to monitor the situation in Argentina.

TMCC has executed guarantees totaling $30 million in respect of the debt of Banco Toyota do Brasil, S.A. ("BTB"), of which approximately $12 million, including principal and interest, is outstanding as of June 30, 2002.

In fiscal 2002, TMCC signed a comfort letter on behalf of Toyota Services de Venezuela, C.A. ("TSV") regarding TSV's office lease. The comfort letter provides that if any currency exchange controls are imposed in Venezuela that render it illegal for TSV to pay the rent to the Landlord in U.S. Dollars (which is required under the Lease), then TMCC will pay the rental fees that are owed to the landlord during the currency exchange restriction period to a bank account located outside of Venezuela. The total rent and other lease costs payable under the lease for the entire 5-year term is approximately $4.2 million. The lease is cancellable at the convenience of TMCC after year three of the term.

During the quarter ended June 30, 2002, the Company entered into additional comfort letters on behalf of TSV and Toyota Services de Mexico, S.A. de C.V. ("TSM"). Effective June 2002, TMCC has signed comfort letters with Mexican and Venezuelan banks on behalf of TSM and TSV regarding local bank credit facilities whereby TMCC will exercise its influence to induce TSM and TSV to meet all obligations under their credit facilities. These comfort letters allow TSM and TSV to obtain uncommitted bank lines of credit for a period of one year and allow advances in the maximum amounts equivalent to $34 million for TSM and $5 million for TSV. Maturities for TSM and TSV bank loan advances range from one month to 36 months. These comfort letters will remain in effect for as long as any TSM and/or TSV loans are outstanding. The initial comfort letters may be extended for additional periods by mutual agreement between TMCC and the banks.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

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

In lieu of a cash reserve fund to fund shortfalls in principal and interest payments to security holders in asset backed securitization transactions, TMCC may undertake to advance funds in respect of certain shortfalls and losses, taking a revolving liquidity note in return which allows the securitization trust to receive draws from TMCC to fund shortfalls in principal and interest payments due to investors up to a specified amount and obligates the securitization trust to repay any amounts drawn with interest accrued thereon. Repayments of principal and interest due under the revolving liquidity note are subordinated to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into a reserve account. To the extent amounts are insufficient to repay amounts outstanding under a revolving liquidity note, TMCC may recognize a loss. As of June 30, 2002, the aggregate amount available under the revolving liquidity notes is $23 million.

TMCC maintains revolving credit facilities with dealers. These revolving credit facilities can be used for business acquisitions, inventory financing, facilities refurbishment, real estate purchases and working capital requirements. These financings are generally backed by corporate or individual guarantees from or on behalf of the participating dealers. The revolving credit facilities totaled $1,588 million of which $763 million was outstanding as of June 30, 2002.

TMCC has guaranteed the obligations of TMIS relating to vehicle service insurance agreements issued in Alabama, Illinois, New York and Virginia. These guarantees have been given without regard to any security, but are limited to the duration of the underlying insurance coverages up to a maximum of the original manufacturer's suggested retail price on the vehicles. As of June 30, 2002, TMCC has not paid, and does not expect to pay, any amounts under these guarantees.

An operating agreement between TMCC and Toyota Credit de Puerto Rico Corporation ("TCPR")(the "Agreement"), provides that TMCC will make necessary equity contributions or provide other financial assistance TMCC deems appropriate to ensure that TCPR maintains a minimum coverage on fixed charges of 1.10 times such fixed charges in any fiscal quarter. The Agreement does not constitute a guarantee by TMCC of any obligations of TCPR. The fixed charge coverage provision of the Agreement is solely for the benefit of the holders of TCPR's commercial paper, and the Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TCPR obligations.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------


Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in TMCC's business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of June 30, 2002 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations.


Note 10- Lines of Credit/Standby Letters of Credit
---------------------------------------------------

To support its commercial paper program, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.5 billion, $3.5 billion and $3.0 billion, at June 30, 2002, March 31, 2002 and June 30, 2001, respectively. No loans were outstanding under any of these bank credit facilities as of June 30, 2002, March 31, 2002 or June 30, 2001.

In addition, as of June 30, 2002 and March 31, 2002, there are additional committed and uncommitted lines of credit for $40 million and $100 million, respectively, which are intended to be used by the Company to support its commercial paper program and for general corporate purposes. No amounts were outstanding under this programs as of June 30, 2002 and March 31, 2002.

To facilitate and maintain letters of credit, TMCC maintains uncommitted, unsecured lines of credit with banks totaling $61 million, $61 million and $85 million as of June 30, 2002, March 31, 2002 and June 30, 2001, respectively. Approximately $0.8 million, $0.5 million and $0.6 million in letters of credit were outstanding as of June 30, 2002, March 31, 2002 and June 30, 2001, respectively.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 11 - Segment Information
----------------------------

Financial results for the Company's operating segments are summarized below:

                                          Three Months Ended
                                               June 30,
                                          ------------------
                                            2002       2001
                                          -------    -------
                                         (Dollars in Millions)
Assets:

  Financing operations..............      $34,684    $29,143
  Insurance operations..............          810        684
  Eliminations/reclassifications....         (193)      (134)
                                          -------    -------
    Total assets....................      $35,301    $29,693
                                          =======    =======

Gross revenues:

  Financing operations..............      $   980    $   932
  Insurance operations..............           49         47
                                          -------    -------
    Total gross revenues............      $ 1,029    $   979
                                          =======    =======

Net (Loss)/Income:

  Financing operations..............      $   (39)   $    41
  Insurance operations..............           10          9
                                          -------    -------
    Total net income................      $   (29)   $    50
                                          =======    =======

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Subsequent Events
---------------------------

In July 2002, TMCC executed a comfort letter on behalf of TSM with a Mexican bank regarding local bank credit facilities whereby TMCC will exercise its influence to induce TSM to meet all obligations under its credit facilities. The comfort letter allows TSM to obtain uncommitted bank lines of credit for a period of one year and allow advances in the maximum amount equivalent to $10 million. Maturities for TSM bank loan advances range from one month to 36 months. The comfort letter will remain in effect for as long as any TSM loans are outstanding. The initial comfort letter may be extended for additional periods by mutual agreement between TMCC and the bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes Toyota Motor Credit Corporation's ("TMCC's") net income by business segment for the three months ended June 30, 2002 and 2001:

                                          Three Months Ended
                                               June 30,
                                          ------------------
                                           2002        2001
                                           ----        ----
                                         (Dollars in Millions)
Net income:
  Financing operations..............       $(39)       $ 41
  Insurance operations..............         10           9
                                           ----        ----
     Total net income...............       $(29)       $ 50
                                           ====        ====

Net income from financing operations decreased $80 million, or 196%, for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily due to an unfavorable fair value adjustment related to the Statement of Financial Statement Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133 ("SFAS 138"), which is reported as SFAS 133 and 138 fair value adjustments in the Consolidated Statement of Income. The adjustment was due to the significant reduction in interest rates during the quarter, as well as actions taken by TMCC to protect interest rate margins, including an increase in TMCC's hedge portfolio and a higher mix of swap derivative products.

Net income excluding the effects of the SFAS 133 adjustment (net of income tax), increased $48 million, or 102%, for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The increase is primarily attributed to asset and revenue growth and an improvement in net interest margin. The net margin increase was partially offset by higher credit losses and increased operating costs associated with the restructuring of field operations and technology projects.

Net income from insurance operations increased $1 million, or 11%, for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily as a result of increased contract volume.

Earning Assets
--------------

The composition of TMCC's net earning assets (which excludes receivables sold through securitization transactions that qualify as a sale for legal and accounting purposes, but includes receivables sold through securitization transactions that qualify as a sale for legal but not accounting purposes, under the Financial Accounting Standards Board Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"), as of the balance sheet dates reported herein and TMCC's vehicle lease and retail contract volume and finance penetration for the quarter ended June 30, 2002 the fiscal year ended March 31, 2002 and the quarter ended June 30, 2001 are summarized below:



                                          June 30,       March 31,      June 30,
                                            2002           2002           2001
                                        ------------   ------------   ------------
                                                   (Dollars in Millions)

Vehicle lease
 Investment in operating leases, net....     $ 7,332        $ 7,215        $ 6,775
 Finance leases, net....................       5,810          6,338          6,935
                                             -------        -------        -------
Total vehicle leases....................      13,142         13,553         13,710

Vehicle retail finance receivables, net.      13,895         13,409          9,321
Vehicle wholesale and other financing...       4,885          4,429          4,244
Allowance for credit losses.............        (351)          (283)          (231)
                                             -------        -------        -------
Total net earning assets................     $31,571        $31,108        $27,044
                                             =======        =======        =======




                                                  Three Months Ended
                                           -------------------------------
                                           June 30,   March 31,  June 30,
                                             2002       2002       2001
                                           -------    --------    --------
Total contract volume:
   Vehicle retail.......................   169,000     159,000    148,000
   Vehicle lease........................    44,000      45,000     57,000
                                           -------     -------    -------
Total...................................   213,000     204,000    205,000
                                           =======     =======    =======

TMS sponsored contract volume:
   Vehicle retail.......................    22,000      32,000     31,000
   Vehicle lease........................     2,000       5,000     12,000
                                           -------     -------    -------
Total...................................    24,000      37,000     43,000
                                           =======     =======    =======

Market share (excluding fleet)<F1>:
   Vehicle retail.......................     30.2%       30.2%      27.0%
   Vehicle lease........................     11.6%       13.4%      15.6%
                                            -----       -----      -----_
Total...................................     41.8%       43.6%      42.6%
                                            =====       =====      =====

--------------------

<F1> Finance penetration represents penetration of Toyota and Lexus vehicle financed sales to consumers, excluding sales of the Southeast Toyota distributor.  Previously, the percentages reported includes sales of Southeast Toyota distributor and were 37.5%
and 36.4% for the periods ending March 31, 2002 and June 30, 2001, respectively.



TMCC's net earning assets increased to $31.6 billion at June 30, 2002 from $31.1 billion at March 31, 2002 and $27.0 billion at June 30, 2001. Asset growth from March 31, 2002 and June 30, 2001 reflects primarily higher retail and wholesale earning assets, slightly offset by a decline in lease earning assets. The increase in retail earning assets and corresponding increase in retail finance revenue from March 31, 2002 and June 30, 2001 was primarily due to volume increases resulting from competitive pricing and strong sales of Toyota and Lexus vehicles. The decrease in lease earning assets as of June 30, 2002 as compared to the quarter ended June 30, 2001 reflects a general shift in programs sponsored by TMS from lease to retail as well as an industry-wide shift away from leasing. While lease earning assets decreased, leasing revenue for the quarter ended June 30, 2002 remained consistent with the comparable period ended June 30, 2001 due to an increase in TMCC's average interest rates related to changes in portfolio quality on lease contracts. Wholesale earning assets increased from March 31, 2002 due to a slight increase in the number of wholesale dealers and a corresponding increase in wholesale units financed. Wholesale earning assets increased from June 30, 2001 primarily due to an increase in the number of dealers receiving wholesale financing. Though wholesale earning assets increased, wholesale revenue decreased for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 primarily due to a decrease in LIBOR.

The allowance for credit losses increased from March 31, 2002 and June 30, 2001, reflecting asset growth and increased delinquency experience.
The increased delinquency experience is a result of a number of factors including the effects of TMCC's field reorganization which has temporarily disrupted normal collection activities and the continuation of the national economic downturn. The field reorganization is ongoing and the transfer of certain functions from branches to customer service centers is scheduled to be completed in fiscal 2003. TMCC is taking measures to minimize the disruption of operations; however, the restructuring of field operations and economic downturn could continue to adversely affect delinquencies and credit losses. In addition, the increased delinquency can be attributed to changes in portfolio quality in connection with the national tiered pricing program coupled with a general increase in the average original contract term of retail and lease vehicle contracts which, historically, experience higher rates of credit losses. Under the national tiered pricing program, the Company generally acquires higher-yielding earning assets to compensate for the increased credit risk of such contracts. The trend toward longer term contracts is reflective of industry trends. The average length of contracts initiated during fiscal year to date 2003 and fiscal year 2002 was 56.1 and 54.4, respectively. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default. The allowance for credit losses is evaluated quarterly, considering historical trends of repossession, charge-offs, recoveries and credit losses. In addition, portfolio credit quality, and current and projected economic and market conditions, are monitored and taken into account. After carefully evaluating these factors, management develops several loss scenarios and reviews allowance levels to ensure reserves are adequate to cover the probable range of losses. The allowance for credit losses as of June 30, 2002 is considered by management to be appropriate in relation to the expected loss on the present owned portfolio.

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as a lessor and to hold title to leased vehicles in specified states. TMCC holds an undivided trust interest in lease contracts owned by the Titling Trust, and such lease contracts are included in TMCC's lease assets, unless and until such time as the beneficial interests in such contracts are transferred in connection with a securitization transaction. The majority of all leases owned by the Titling Trust are classified as finance receivables due to certain residual value insurance arrangements in place with respect to such leases, while leases of a similar nature originated outside of the Titling Trust are classified as operating leases. The purchase of residual value insurance on leases acquired by the Titling Trust before June 2001 changed the composition of the Company's earning assets resulting in an increased mix of finance receivables relative to operating lease assets due to the classification differences described above. However, in June 2001, the purchasing of residual value insurance on lease contracts was terminated. As a result, the future composition of the Company's lease portfolio will gradually change as more leases acquired by the Titling Trust will be classified as operating leases.

TMCC's retail contract volume increased during the quarter ended June 30, 2002, as compared with the comparable June 30, 2001 quarter reflecting higher levels of programs sponsored by TMS and strong sales of Toyota and Lexus vehicles. The retail finance portfolio includes contracts with original terms ranging from 24 to 72 months; the average original contract term in TMCC's finance portfolio was 57 months and 56 months as of June 30, 2002 and 2001, respectively. The increase in average original contract term is reflective of an overall trend toward consumers entering into longer term contracts.

TMCC's lease contract volume decreased during the quarter ended June 30, 2002, as compared with the comparable June 30, 2001 quarter as demand for financing has shifted from leasing to retail loans. The Company's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 46 months and 44 months at June 30, 2002 and 2001, respectively. The increase in average original term for lease contracts reflects an overall trend toward consumers entering into longer term contracts.


Net Financing Revenues
----------------------

TMCC's net financing revenues decreased $93 million, or 44%, for the quarter ended June 30, 2002 as compared with the quarter ended June 30, 2001 primarily due to the unfavorable effects of SFAS 133 and 138 mark to market adjustments on debt and derivative contracts in the current quarter. The adjustment was due to the significant reduction in interest rates during the quarter, as well as actions taken by TMCC to protect interest rate margins, including an increase in TMCC's hedge portfolio and a higher mix of swap derivative products. TMCC uses derivative contracts as part of its interest rate risk management program. The mark to market adjustments on derivatives and the related debt obligations are determined in accordance with Financial Accounting Standards Board Pronouncement Numbers 133 and 138. The Company's derivative and hedging activities are discussed further at Note 5 in the Notes to Consolidated Financial Statements.

Net financing revenues excluding the effects of the SFAS 133 adjustment, increased $130 million, or 64%, for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The increase is primarily attributed to asset and revenue growth and an improvement in net interest margin. The net margin increase was partially offset by higher credit losses and increased operating costs associated with the restructuring of field operations and technology projects.

Depreciation on Leases
----------------------

The following table sets forth the items included in TMCC's depreciation on leases for the three months ended June 30, 2002 and 2001:

                                                         Three Months Ended
                                                              June 30,
                                                         ------------------
                                                          2002        2001
                                                          ----        ----

                                                        (Dollars in Millions)

  Straight-line depreciation on operating leases..        $318        $294
  Provision for residual value losses.............          55          80
                                                          ----        ----
     Total depreciation on leases.................        $373        $374
                                                          ====        ====

Straight-line depreciation expense on operating leases increased $24 million, or 8% for the quarter ended June 30, 2002 as compared with the quarter ended June 30, 2001 due to an increase in average operating lease assets. As discussed earlier, purchasing residual value insurance for leases acquired by the Titling Trust before June 2001 increased the ratio of lease finance receivables relative to operating lease assets. TMCC discontinued purchasing residual value insurance for operating lease assets acquired by the Titling Trust in June 2001. The Company expects an increase in straight-line depreciation expense as operating leases become a larger proportion of the Company's lease portfolio.

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

Total unguaranteed residual values related to TMCC's vehicle lease portfolio increased from approximately $7.1 billion to $7.2 billion between March 31, 2002 and June 30, 2002. The increase primarily resulted from the suspension of purchasing residual value insurance for operating leases acquired by the Titling Trust beginning in June 2001.

The Company maintains an allowance to cover estimated vehicle disposition losses related to unguaranteed residuals on its present owned portfolio. The allowance required to cover estimated residual value losses is evaluated quarterly, considering projected vehicle return rates and projected loss severity derived from historical and market information on used vehicle sales, historical factors including trends in lease returns, the new car markets, and general economic conditions. After carefully evaluating these factors, management develops several loss scenarios and reviews allowance levels to ensure reserves are adequate to cover the probable range of losses. The allowance for residual value losses is maintained in amounts considered by management to be appropriate in relation to the expected losses on the present owned portfolio. Upon disposal of the assets, the allowance for residual losses is adjusted for the difference between the net book value and the proceeds from sale. The allowance for residual value losses and related provision expense are included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet and lease depreciation expense in the Consolidated Statement of Income, respectively.

Losses at vehicle disposition decreased $24 million for the quarter ended June 30, 2002 as compared with the quarter ended June 30, 2001 primarily due to the benefits derived from a change in the Company's residual value setting policy beginning with model year 1999 Toyota vehicles. The new policy requires separate calculations of the residual value applicable to the base vehicle and the residual value applicable to certain specified optional accessories and optional equipment. Affected model year 1999 vehicles started terminating in fiscal 2002 and have contributed to lower residual losses in the quarter ended June 30, 2002. The decrease also results from a decrease in the number of vehicles coming off-lease in the current quarter coupled with a slight decrease in the average loss per unit.

The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate ("full term return rates") in the current period was 47% for the quarter ended June 30, 2002 as compared to 51% for the quarter June 30, 2001. TMCC believes that the decrease for the quarter ended June 30, 2002, as compared to the same period in fiscal 2001, is due primarily to a decrease in the number of vehicles coming off lease in the current quarter relative to those vehicles scheduled to terminate in the same period. The Company has taken action to reduce vehicle disposition losses by developing strategies to increase dealer purchases of off-lease vehicles and expanding marketing of off-lease vehicles through the internet to maximize proceeds on vehicles sold through auction.

The provision for residual value losses decreased for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The decrease in the provision is reflective of the overall decrease in residual value losses as discussed above. Despite the decrease in the provision for residual value losses, the Company's overall allowance remained consistent with March 31, 2002 levels.

Interest Expense
----------------

Interest expense decreased $79 million, or 27% during the quarter ended June 30, 2002 as compared with the quarter ended June 30, 2001 primarily due to a decrease in the average cost of borrowings. The weighted average cost of borrowings was 3.09% and 4.95% for the quarters ended June 30, 2002 and 2001, respectively.


Insurance
---------

The principal activities of TMCC's insurance subsidiary, Toyota Motor Insurance Services, Inc. ("TMIS"), include marketing, underwriting, claims administration and providing certain insurance and contractual coverages to Toyota and Lexus vehicle dealers and their customers. In addition, TMIS insures and reinsures certain TMS and TMCC risks. Insurance premiums earned and contract revenues recognized from insurance operations increased $1 million during the quarter ended June 30, 2002 as compared with the same period in 2001 primarily due to increased contract volume.


Investment and Other Income
---------------------------

The following table summarizes TMCC's investment and other income for the three months ended June 30, 2002 and 2001:

                                               Three Months Ended
                                                    June 30,
                                               ------------------
                                                2002        2001
                                               ------      ------
                                              (Dollars in Millions)
Investment income......................         $ 22        $ 29
Gains on assets sold...................           33          26
Servicing fee income...................            9          10

                                              ------      ------
   Investment and other income.........         $ 64        $ 65
                                              ======      ======


Investment income decreased $7 million, or 24%, during the quarter ended June 30, 2002, as compared with the same period in fiscal 2001, primarily due to a general decrease in interest rates.

Gains on assets sold increased $7 million, or 27%, for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 due to decreases in market interest rates, which resulted in larger spreads retained by the Company. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, the structure of the sale, key assumptions used and current financial market conditions.

Servicing fee income decreased for the three months ended June 30, 2002 as compared to June 30, 2001 due to a decrease in the average balance of sold interests in lease and retail finance receivables at June 30, 2002 as compared to June 30, 2001.

Loss on Asset Impairment
------------------------

TMCC performs a periodic review of the fair market value of assets retained in the sale of retail receivables and interests in lease finance receivables on a quarterly basis. The fair market value of these retained assets is impacted by management's and the market's expectations as to future losses on vehicle disposition, credit losses, discount rates and prepayment rates. In June 2001, the Company experienced increased return rates and losses per unit upon disposition relating to vehicles associated with its lease and finance receivables. This experience, combined with revised forecasts for future return rates and loss per unit, resulted in a downward revision to the vehicle disposition assumptions. As a result of the change in assumptions, in the quarter ending June 30, 2001, TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in lease finance receivables totaling $47 million as required by EITF 99-20, which was adopted in the first quarter of fiscal year 2002. The Company did not have any outstanding lease securitization transactions as of March and June 2002.The Company did not record any impairment on retail securitization transactions during the quarter ended June 30, 2002.


Losses Related to Argentine Investment
--------------------------------------

TMCC has executed guarantees totaling $65 million in respect to TCA's offshore dollar bank loans of which approximately $36 million, including principal and interest is outstanding. Late in 2001, the Argentine government instituted a series of changes that led to political, economic and regulatory risks to Argentine businesses. The government has imposed foreign exchange controls restricting offshore payment transfers and these controls are currently preventing TCA from sending payments on its offshore dollar loans out of Argentina. In February 2002, the Argentine government established measures to re-denominate the entire Argentine economy into pesos and has permitted the peso to float freely against other global currencies. This re-denomination policy adversely affected TCA's financial condition and its ability to fully satisfy its offshore dollar loans. As a result, in fiscal 2002 TMCC established a reserve of $26 million relating to TMCC's guaranty of TCA's offshore outstanding debt.

During the quarter ended June 30, 2002, the value of the peso continued to deteriorate. As a result, TMCC recorded a $5 million charge against income to increase the reserve related to the Company's guarantee of TCA's offshore outstanding debt to $31 million. TMCC will continue to monitor the situation in Argentina.

Operating and Administrative Expenses
-------------------------------------
Operating and administrative expenses increased $14 million, or 12%, for the quarter ended June 30, 2002 as compared with the quarter ended June 30, 2001. The increase reflects costs associated with the field operations restructuring, technology-related projects as well as costs to support the Company's growing customer base.

Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC. Net charges reimbursed by TMCC to TMS totaled $11.4 million and $10.8 million during the quarters ended June 30, 2002 and 2001, respectively.

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

Restructuring charges and costs recognized during the quarters ended June 30, 2002 and 2001 were $6.3 million and $2 million, respectively. Expenses charged during the quarter ended June 30, 2002 were comprised of $4.5 million related to asset and facility costs and $1.8 million for other exit costs.
The expenses charged in the quarter ended June 30, 2001 were comprised primarily of employee separation and asset and facility costs. Additional restructuring charges and costs are expected through fiscal 2003. During the restructuring, TMCC has experienced an increase in delinquency rates and charge off rates as a result of the disruption to normal collection process during the field reorganization. TMCC is taking measures to minimize the disruption of operations; however, the restructuring of field operations could continue to adversely affect delinquencies and credit losses. Management believes that the impact of the restructuring has been accurately factored into the provision for credit losses. Upon completion of the field reorganization and strategic deployment of resources, the Company hopes to derive greater internal operating efficiencies and superior dealer and customer account management. At June 30, 2002, restructuring and related charges to be recognized during fiscal 2003 are estimated to be $8 million.

Provision for Credit Losses and Delinquency
--------------------------------------------
TMCC maintains allowances to cover probable losses on its present owned portfolio resulting from the inability of customers to make required payments. The allowance for credit losses is evaluated quarterly, considering historical trends of repossession, charge-offs, recoveries and credit losses. In addition, portfolio credit quality, and current and projected economic and market conditions, are monitored and taken into account. After carefully evaluating these factors, management develops several loss scenarios and reviews allowance levels to ensure reserves are adequate to cover the probable range of losses. The allowance for credit losses as of June 30, 2002 is considered by management to be appropriate in relation to the expected loss experience on the present owned portfolio.

An analysis of credit losses and the related allowance follows. This analysis includes net losses on receivables sold through securitizations that qualify as a sale for legal but not accounting purposes, but excludes net losses on receivables sold through securitization transactions that qualify as a sale for legal and accounting purposes, under SFAS 140:

                                                  Three Months Ended
                                                      June 30,
                                                  -------------------
                                                   2002        2001
                                                  ------      -------
                                                (Dollars in Millions)
Allowance for credit losses at
  beginning of period.......................      $  283      $  227

Provision for credit losses..................        122          50
Charge-offs.................................         (60)        (40)
Recoveries..................................           7           5
Other adjustments...........................          (1)        (11)
                                                  ------       ------

Allowance for credit losses at
  end of period.............................      $  351      $  231
                                                  ======      ======
Annualized Net Credit Losses as a %
   of average earning assets................        0.68%       0.52%

Allowance for Credit Losses as a percent of gross
   earning assets...........................        1.10%       0.85%

Aggregate balances at end of period
   for lease rentals and installments
   60 or more days past due ................        $238         $77

Aggregate balances at end of period
   for lease rentals and installments
   60 or more days past due as a %
   of net investments in operating
   leases and gross receivables
   outstanding <F1>.........................        0.75%       0.28%

----------------

<F1> 60+ delinquency for June 30, 2001 was previously reported as 0.21%.

The allowance for credit losses increased $120 million for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 due to an increase in the provision for credit losses, partially offset by an increase in net charge-offs. The increase in the provision for the quarter ended June 30, 2002 as compared with the same period ended June 2001 corresponds with increases in delinquencies and credit losses reflected in the chart above.

The Company believes that the increased delinquency experience is a result of a number of factors including the effects of TMCC's field reorganization which has temporarily disrupted normal collection activities and the continuation of the national economic downturn. The field reorganization is ongoing and the transfer of certain functions from branches to customer service centers is scheduled to be completed in fiscal 2003. TMCC is taking measures to minimize the disruption of operations; however, the restructuring of field operations and economic downturn could continue to adversely affect delinquencies and credit losses. In addition, the increased delinquency can be attributed to changes in portfolio quality in connection with the national tiered pricing program coupled with a general increase in the average original contract term of retail and lease vehicle contracts which, historically, experience higher rates of credit losses. Under the national tiered pricing program, the Company generally acquires higher-yielding earning assets to compensate for the increased credit risk of such contracts. The trend toward longer term contracts is reflective of industry trends. The average length of contracts initiated during fiscal year to date 2003 and fiscal year 2002 was 56.1 and 54.4, respectively. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default. The increase in the allowance for net credit losses as a percent of average earning assets and as a percent of gross earning assets from June 30, 2001 to June 30, 2002 are reflective of the increased provision for credit losses.

Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. The information in the table above has not been adjusted to eliminate the effect of the growth of TMCC's portfolio.

Derivatives and Hedging Activities
----------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133 ("SFAS 138") require companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Fair value of the Company's derivatives is determined using external market data in conjunction with an internal market valuation system, or externally quoted market values. Derivative assets and liabilities include interest rate swaps, indexed note swap agreements, cross currency interest rate swap agreements and option-based products. The accounting for the gain or loss due to changes in fair value of the hedged item depends on whether the relationship between the hedged item and the derivative instrument qualifies for hedge treatment. If the relationship between the hedged item and the derivative instrument does not qualify as a hedge, the gains or losses of the derivative instrument are reported in earnings when they occur. However, if the relationship between the hedged item and the derivative instrument qualifies as a hedge, the accounting varies based on the type of hedge.


Additional information concerning the SFAS 133 and 138 requirements are disclosed in Note 5 - Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements. Additional information concerning the Company's derivative and hedging activities is set forth below in "Item 3. Quantitative and Qualitative Disclosures About Market Risk."

Derivatives are recognized in the balance sheet at their fair value. On the date that the Company enters into a derivative contract that qualifies as a hedge, it designates the derivative as a hedge of the fair value of a recognized asset or liability or a foreign-currency fair-value hedge (a "foreign currency hedge"). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge or foreign-currency hedge, along with changes in fair value of the hedged assets or liabilities that are attributable to the hedged risk, are recorded in current-period earnings.

For the quarter ended June 30, 2002, the Company recognized a $214 million unfavorable SFAS 133 and 138 adjustment (reported as SFAS 133 and 138 fair value adjustments in the Consolidated Statement of Income). The net adjustment reflects an increase of $12 million related to the ineffective portion of TMCC's fair value hedges, offset by a $226 million decrease in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps. The decrease in the fair value of TMCC's option-based products as well as certain interest rate swaps was due to the significant reduction in interest rates during the quarter, as well as actions taken by TMCC to protect interest rate margins, including an increase in TMCC's hedge portfolio and a higher mix of swap derivative products. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting, are discussed in "Item 3 Quantitative and Qualitative Disclosure About Market Risk-Non-Hedging Activities" below. For fair value hedging relationships, the components of each derivative's gain or loss are included in the assessment of hedge effectiveness.

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

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $4.6 billion to $6.4 billion during the quarter ended June 30, 2002, with an average outstanding balance of $5.5 billion.

For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $3.5 billion at June 30, 2002. No loans were outstanding under any of these bank credit facilities as of June 30, 2002. TMCC maintains additional committed and uncommitted lines of credit for $40 million and $100 million, respectively. TMCC also maintains uncommitted, unsecured lines of credit with banks totaling $61 million as of June 30, 2002. At June 30, 2002 TMCC had issued approximately $0.8 million in letters of credit in connection with these uncommitted, unsecured lines of credit.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided TMCC with significant sources of funding. During the quarter ended June 30, 2002, TMCC issued approximately $1.7 billion of domestic and euro MTNs and bonds, all of which had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at June 30, 2002 ranged from one year to ten years. As of June 30, 2002, TMCC had total MTNs and bonds outstanding of $22.0 billion, of which $7.6 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. To provide for the issuance of MTNs and other debt securities in the U.S. capital market, the Company maintains a shelf registration with the SEC under which approximately $9.2 billion was available for issuance at July 31, 2002. Under TMCC's euro MTN program, which provides for the issuance of debt securities in the international capital market, the maximum aggregate principal amount authorized to be outstanding at any time is $16.0 billion, of which $3.8 billion was available for issuance at July 31, 2002. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital markets that are not issued under its MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets as described in the above section "Sales of Receivables and Securitization" and in Note 7 - Sale of Receivables and Securitization to the Consolidated Financial Statements. TMCC maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests, in retail receivables. During the quarter ended June 30, 2002, TMCC sold retail receivables totaling $1.6 billion in connection with securities issued under the shelf registration statement. As of July 31, 2002, $2 billion remained available for issuance under the registration statement.
                                      -34-

TMCC's ratio of earnings to fixed charges was less than a 1:1 ratio for the quarter ended June 30, 2002 and 1.29 for the quarter ended June 30, 2001. The deficiency in the ratio for the quarter ended June 30, 2002 was primarily due to a decrease in net income from financing operations due to an unfavorable fair value adjustment related to the Statement of Financial Statement Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133 ("SFAS 138"), which is reported as SFAS 133 and 138 fair value adjustments in the Consolidated Statement of Income. The Company would require $51 million in additional net income to attain a 1:1 ratio.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation and sale of earning assets, totaling $6.6 billion for the quarter ended June 30, 2002 was used to purchase additional investments in operating leases and finance receivables, totaling $7.6 billion during the quarter ended June 30, 2002. Investing activities resulted in a net use of cash of $1.3 billion for the quarter ended June 30, 2002 as the purchase of additional earning assets exceeded cash provided by the liquidation of earning assets.
Net cash provided by operating activities totaled $389 million for the quarter ended June 30, 2002 and net cash provided by financing activities totaled $421 million during the quarter ended June 30, 2002. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company's beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "believe," "anticipate," "expect," "estimate," "project," "should," "intend," "will," "may" or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; the effect of the current political, economic and regulatory risk in Argentina, Mexico, Venezuela, Brazil and other Latin American and South American countries and the resulting effect on their economies; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; the effects of any rating agency actions; increases in market interest rates; the changes in the fiscal policy of any government agency which increases sovereign risk, monetary policies exercised by the European Central Bank and other monetary authorities; increased costs associated with the Company's debt funding or restructuring efforts; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation, increased losses resulting from default by any dealers to which the Company has a significant credit exposure, default by any counterparty to a derivative contract, performance under any guaranty issued by the Company; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor to assess the impact such risk factors might have on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. The Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

New Accounting Standards

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs
Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Terminations
Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 is not expected to have a material impact on the Company's financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


TMCC maintains an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate its economic exposure to fluctuations caused by volatility in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes.

Fair-Value Hedges
-----------------

The Company enters into interest rate swaps, indexed note swap agreements and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is converted back to fixed rates using option-based products. (Additional information regarding option-based products is set forth below under "Non-Hedging Activities.").

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

TMCC uses indexed note swap agreements in managing its exposure in connection with debt instruments whose interest rate and/or principal redemption amounts are derived from other underlying indices. Indexed note swap agreements involve agreements to receive interest and/or principal amounts associated with the indexed notes, denominated in either U.S. dollars or a foreign currency, and to pay fixed or floating rates on U.S. dollar liabilities.

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

Derivative financial instruments used by TMCC involve, to varying degrees, elements of credit risk in the event a counterparty defaults in performing its obligation under the derivative agreement and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition and master netting agreements in place with all derivative counterparties. Credit exposure of derivative financial instruments is represented by the fair value of contracts with a positive fair value at June 30, 2002 reduced by the effects of master netting agreements. The credit exposure of TMCC's derivative financial instruments at June 30, 2002 was $627 million on an aggregate notional amount of $41.3 billion. Additionally, at June 30, 2002, approximately 99% of TMCC's derivative financial instruments, based on notional amounts, were with commercial banks and investment banking firms assigned investment grade ratings of "AA" or better by national rating agencies. TMCC does not currently anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of June 30, 2002. TMCC has not experienced any counterparty default during the quarter ended June 30, 2002.

Non-Hedging Activities
----------------------

Option-based products are executed on a portfolio basis and consist primarily of purchased interest rate cap agreements and certain interest rate swaps and, to a lesser extent, foreign exchange forward contract agreements. Option-based products are agreements which either grant TMCC the right to receive, or require TMCC to make payments at, specified interest rate levels. Option-based products are used primarily to hedge interest rate risk from an economic perspective on TMCC's portfolio.

The Company uses this strategy to moderate its exposure to volatility in interest rates, particularly LIBOR, and for liability management purposes. These products are not linked to specific assets and liabilities that appear on the balance sheet and therefore, do not qualify for hedge accounting.


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

The value-at-risk and the average value-at-risk of TMCC's portfolio as of, and for the three months ended, June 30, 2002 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:



                                                                  Average for the
                                                 As of          Three Months Ended
                                             June 30, 2002         June 30, 2002
                                          -------------------   -------------------
Mean portfolio value.....................      $3,892 million        $3,995 million
Value-at-risk............................       $44.4 million         $43.4 million
Percentage of the mean portfolio value...          1.1%                  1.1%
Confidence level.........................         95.0%                 95.0%



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

A reconciliation of the activity of TMCC's derivative financial instruments for the three months ended June 30, 2002 and 2001 is as follows:

                                                  Three Months Ended June 30,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  2002    2001    2002    2001    2002    2001    2002    2001
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $7.8    $8.3   $29.6   $16.9   $ 6.1   $11.5    $0.2    $0.6

Add:
   New agreements...............     -     0.6     2.0     3.3     0.8     0.6       -     0.1

Less:

   Terminated agreements........     -       -     0.1       -       -       -     0.1       -
   Expired agreements...........   0.3       -     4.5     0.9       -     1.2       -     0.3
   Amortizing notionals.........     -       -     0.2       -       -       -       -       -
                                  ----    ----   -----   -----   -----   -----    ----    ----
Ending notional amount..........  $7.5    $8.9   $26.8   $19.3   $ 6.9   $10.9    $0.1    $0.4
                                  ====    ====   =====   =====   =====   =====    ====    ====


Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month periods ended June 30, 2002 and 2001, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 14, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in TMCC's business operations, policies and practices. Certain of these actions are similar to suits, which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of June 30, 2002 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

          The exhibits listed on the accompanying Exhibit Index, on page 44, are filed as part of this report.

          (b)   Reports on Form 8-K

          The following reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2002:

          Date of Report          Items Reported
          -----------------       ---------------------
          July 29, 2002           Item 5. Other Events.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   August 14, 2002                    By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                      George E. Borst
                                                       President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


Date:   August 14, 2002                    By     /S/ JOHN F. STILLO
                                             -------------------------------
                                                      John F. Stillo
                                                    Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)
                                      -43-

                               EXHIBIT INDEX


Exhibit                                                              Method
Number                           Description                        of Filing
-------                          -----------                        ---------


  12.1       Calculation of Ratio of Earnings to Fixed Charges       Filed
                                                                    Herewith

  15.1       Report of Independent Accountants                       Filed
                                                                    Herewith

  15.2       Letter regarding unaudited interim financial            Filed
             information                                            Herewith

  99.1       Certification pursuant to 18 U.S.C. Section 1350        Filed
                                                                    Herewith

  99.2       Certification pursuant to 18 U.S.C. Section 1350        Filed
                                                                    Herewith
                                      -44-