Form 10-Q
period 2002-09-30
TOYOTA MOTOR CREDIT CORP
filed 2002-11-14
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002
                                    ------------------
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
                                                             Yes  X  No
                                                                 ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
                                                             Yes     No  X
                                                                 ---    ---

As of November 14, 2002, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                        September 30,     March 31,    September 30,
                                             2002           2002           2001
                                         ------------   ------------   ------------
                                         (Unaudited)    (Unaudited)    (Unaudited)
               ASSETS
               ------

Cash and cash equivalents...............      $   465        $   747        $ 1,167
Investments in marketable securities....        1,039          1,100            854
Finance receivables, net................       25,074         22,390         19,813
Finance receivables, net - securitized..          816          1,087          1,407
Investments in operating leases, net....        7,792          7,631          7,321
Derivative assets.......................          988            454            615
Other assets............................          732            630            793
Income taxes receivable.................          348            221            109
                                              -------        -------        -------

         Total Assets...................      $37,254        $34,260        $32,079
                                              =======        =======        =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable.................      $29,564        $25,990        $24,127
Notes payable related to securitized
   finance receivables structured as
   collateralized borrowings............          772          1,036          1,072
Derivative liabilities..................          624          1,124          1,193
Other liabilities.......................          846            819            774
Deferred income.........................          943            861            770
Deferred income taxes...................        1,795          1,679          1,569
                                              -------        -------        -------
      Total Liabilities.................       34,544         31,509         29,505
                                              -------        -------        -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized;
       91,500 issued and outstanding)...          915            915            915
   Retained earnings....................        1,795          1,820          1,648
   Accumulated other comprehensive
      income............................            -             16             11
                                              -------        -------        -------
      Total Shareholder's Equity........        2,710          2,751          2,574
                                              -------        -------        -------
         Total Liabilities and
         Shareholder's Equity...........      $37,254        $34,260        $32,079
                                              =======        =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                                Three Months Ended      Six Months Ended
                                                    September 30,          September 30,
                                                ------------------     -----------------
                                                 2002        2001       2002       2001
                                                ------      ------     ------     ------
                                                   (Unaudited)           (Unaudited)

Financing Revenues:

   Leasing....................................  $  632      $  617     $1,253     $1,237
   Retail financing...........................     285         216        548        410
   Wholesale and other dealer financing.......      42          49         82        109
                                                ------      ------     ------     ------

Total financing revenues......................     959         882      1,883      1,756

   Depreciation on leases.....................     394         380        767        754
   Interest expense...........................     215         268        432        564
   SFAS 133 and 138 fair value adjustments....     124          77        338         68
                                                ------      ------     ------     ------

Net financing revenues........................     226         157        346        370

Insurance premiums earned and contract
   revenues...................................      42          40         83         80
Investment and other income...................      28          32         92         97

Loss on asset impairment......................      11           -         11         47
                                                ------      ------     ------     ------

Net financing revenues and other revenues.....     285         229        510        500
                                                ------      ------     ------     ------

Expenses:

   Operating and administrative...............     123         129        251        243
   Losses related to Argentine Investment.....       6           -         11          -
   Provision for credit losses................     127          51        249        101
   Insurance losses and loss adjustment
      expenses................................      23          18         44         38
                                                ------      ------     ------     ------

Total expenses................................     279         198        555        382
                                                ------      ------     ------     ------

Income/(Loss) before income taxes.............       6          31        (45)       118

Provision/(Benefit) for income taxes..........       2          10        (20)        47
                                                ------      ------     ------     ------

Net Income/(Loss).............................  $    4      $   21     $  (25)    $   71
                                                ======      ======     ======     ======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                            Accumulated
                                                             Other
                                   Capital    Retained    Comprehensive
                                    Stock     Earnings    Income/(Loss)      Total
                                   -------    --------    -------------    --------


Balance at March 31, 2001........   $  915     $ 1,581    $        18      $ 2,514
                                    ------     -------     ----------      -------

Net income for the six months
   ended September 30, 2001......        -          71              -           71

Dividends........................        -          (4)             -           (4)

Change in net unrealized gains
   on available-for-sale
   marketable securities.........        -           -             (7)          (7)
                                    ------    --------     ----------      -------
Total Comprehensive Income.......        -          67             (7)          60
                                    ------    --------     ----------      -------


Balance at September 30, 2001
   (unaudited)...................   $  915     $ 1,648      $      11      $ 2,574
                                    ======     =======      =========      =======




Balance at March 31, 2002........   $  915     $ 1,820      $      16      $ 2,751
                                    ------     -------      ---------      -------

Net loss for the six months
   ended September 30, 2002......        -         (25)             -          (25)

Change in net unrealized gains
   on available-for-sale
   marketable securities.........        -           -            (16)         (16)
                                    ------    --------      ---------      -------
Total Comprehensive Loss.........        -         (25)           (16)         (41)
                                    ------    --------      ---------      -------


Balance at September 30, 2002
   (unaudited)...................   $  915     $ 1,795      $       -      $ 2,710
                                    ======     =======      =========      =======





See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                           Six Months Ended
                                                                             September 30,
                                                                       -------------------------
                                                                         2002            2001
                                                                       --------        ---------
                                                                             (Unaudited)
Cash flows from operating activities:

   Net (loss)/ income.......................................           $    (25)        $     71
                                                                       --------        ---------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Fair value adjustments of SFAS 133 and 138
             derivatives....................................                338               68
         Depreciation and amortization......................                811              750
         Provision for credit losses........................                249              101
         Gain from sale of finance receivables, net.........                (33)             (25)
         Gain from sale of marketable securities, net.......                  -               (1)
         Loss on asset impairment...........................                 11               47
         Loss related to Argentine Investment...............                 11                -
         Increase in other assets...........................               (593)             (82)
         (Decrease) in accrued interest expense.............                (13)               -
         Increase in deferred income taxes..................                122              101
         Increase (decrease) in other liabilities...........                445             (102)
                                                                       --------        ---------
   Total adjustments........................................              1,348              857
                                                                       --------        ---------

Net cash provided by operating activities...................              1,323              928
                                                                       --------        ---------

Cash flows from investing activities:

   Addition to investments in marketable securities.........               (562)            (963)
   Disposition of investments in marketable securities......                545            1,162
   Purchase of finance receivables..........................            (19,804)         (16,040)
   Liquidation of finance receivables.......................             15,657           12,517
   Proceeds from sale of finance receivables................              1,549            1,450
   Addition to investments in operating leases..............             (1,929)          (1,985)
   Disposition of investments in operating leases...........              1,006            1,336
   Increase in receivable from Affiliate...................                 (12)             (42)
                                                                       --------        ---------

Net cash used in investing activities.......................             (3,550)          (2,565)
                                                                       --------        ---------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable........              4,433            6,000
   Payments on notes and loans payable......................             (2,956)          (1,890)
   Net increase(decrease) in commercial paper with
      original maturities less than 90 days.................                468           (1,600)
                                                                       --------        ---------

Net cash provided by financing activities...................              1,945            2,510
                                                                       --------        ---------

Net (decrease)/increase in cash and cash equivalents........               (282)             873

Cash and cash equivalents at the beginning of the period....                747              294
                                                                       --------        ---------

Cash and cash equivalents at the end of the period..........           $    465        $   1,167
                                                                       ========        =========

Supplemental disclosures:

   Interest paid............................................           $    387         $    588
   Income taxes received/paid ..............................           $    (18)        $     50

See Accompanying Notes to Consolidated Financial Statements.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

The accompanying information pertaining to the three and six months ended September 30, 2002 and 2001 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited financial information reflects all adjustments necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of those expected for any other interim period or for a full year. Certain September 2001 accounts have been reclassified to conform with the September 2002 and March 2002 presentation.

These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in Toyota Motor Credit Corporation's ("TMCC's" or the "Company's") 2002 Annual Report to the Securities and Exchange Commission ("SEC")on Form 10-K ("Form 10-K").

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Finance Receivables
----------------------------

Finance receivables, net and Finance receivables, net - securitized consisted of the following:

                                            September 30,    March 31,    September 30,
                                                2002           2002           2001
                                            ------------   ------------   ------------
                                                     (Dollars in Millions)
Retail....................................       $16,429       $13,715      $11,480
Finance leases............................         7,018         7,692        8,244
Wholesale and other dealer loans..........         3,996         3,626        3,151
                                                 -------       -------      -------
                                                  27,443        25,033       22,875
Unearned income...........................        (1,214)       (1,340)      (1,470)
Allowance for credit losses...............          (339)         (216)        (185)
                                                 -------       -------      -------
   Finance receivables, net and
   Finance receivables, net - securitized.       $25,890       $23,477      $21,220
                                                 =======       =======      =======

Finance leases included estimated unguaranteed residual values of $1.9 billion, $1.9 billion and $1.8 billion at September 30, 2002, March 31, 2002 and September 30, 2001, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $199 million, $189 million and $82 million at September 30, 2002, March 31, 2002 and September 30, 2001, respectively. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                         September 30,      March 31,      September 30,
                                             2002             2002             2001
                                         ------------     ------------     ------------
                                                      (Dollars in Millions)
Vehicles..................................    $9,267            $9,011           $8,594
Equipment and other.......................       720               721              712
                                              ------            ------           ------
                                               9,987             9,732            9,306
Accumulated depreciation..................    (2,117)           (2,034)          (1,922)
Allowance for credit losses ..............       (78)              (67)             (63)
                                              ------            ------           ------

Investments in operating leases, net......    $7,792            $7,631           $7,321
                                              ======            ======           ======

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Allowance for Credit Losses
------------------------------------

An analysis of the allowance for credit losses follows:

                                                  Six months ended
                                           September 30,        September 30,
                                               2002                 2001
                                           ------------         ------------
                                                 (Dollars in Millions)
     Allowance for credit losses at
        beginning of period...............   $     283           $     227
     Provision for credit losses..........         249                 101

   Charge-offs............................        (129)                (79)
     Recoveries...........................          15                  10
     Other adjustments....................          (1)                (11)
                                             ---------           ---------

     Allowance for credit losses
        at end of period..................   $     417           $     248
                                             =========           =========

The allowance for credit losses at September 30, 2002 increased $169 million from September 30, 2001, primarily due to an increase in the provision for credit losses attributed to overall increases in delinquencies and credit losses. Charge-offs for the six months ended September 30, 2002 increased $50 million, compared to the same period ended September 30, 2001, as a result of a number of factors including the effects of TMCC's field restructuring, which has temporarily disrupted normal collection activities, and the continuation of the national economic downturn. In addition, increased delinquency and credit losses can be attributed in part to changes in portfolio quality in connection with the national tiered pricing program. Under the national tiered pricing program, the Company generally will acquire contracts with higher yields to compensate for the potential increase in credit losses. The Company has also experienced a general increase in the average original contract term of retail and lease vehicle contracts in the six months ended September 30, 2002, compared to the same period in fiscal 2002. The average length of contracts initiated during fiscal year to date 2003 and fiscal year 2002, was 55.6 months and 54.8 months, respectively.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Derivatives and Hedging Activities
-------------------------------------------

TMCC maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes.

The Company enters into interest rate swaps, indexed note swap agreements and cross currency swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is converted back to fixed rates using option-based products and certain interest rate swaps.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133 ("SFAS 138") require companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Fair value of the Company's derivatives is determined using external market data in conjunction with an internal market valuation system, or externally quoted market values. The accounting for the gain or loss due to changes in fair value of the hedged item depends on whether the relationship between the hedged item and the derivative instrument qualifies for hedge treatment and whether the Company elects to apply hedge accounting. If the relationship between the hedged item and the derivative instrument does not qualify for hedge treatment, or if the Company elects not to apply hedge accounting, the gain or loss on the derivative instrument is reported in earnings as incurred. However, if the relationship between the hedged item and the derivative instrument qualifies for hedge treatment and the Company elects to apply hedge accounting, the accounting varies based on the type of hedge.

For the six months ended September 30, 2002, the Company recognized a $338 million unfavorable SFAS 133/138 adjustment (reported as SFAS 133 and 138 fair value adjustments in the Consolidated Statement of Income). The net adjustment reflects a $369 million decrease in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps which did not qualify for hedge accounting, offset by an increase of $31 million related to the ineffective portion of TMCC's fair value hedges. The decrease in the fair value of TMCC's option-based products as well as certain interest rate swaps was primarily due to the significant reduction in interest rates during the six month period ended September 30, 2002. The increase in the unfavorable SFAS 133/138 adjustment for the six months ended September 30, 2002, as compared to the same period in fiscal 2002, is due to the significant reduction in interest rates during the six months ended September 30, 2002, as well as actions taken by TMCC to protect interest rate margins, including an increase in interest rate swap derivative products that do not qualify for hedge accounting.

The Company uses portfolio based derivatives to mitigate its exposure to volatility in interest rates, particularly LIBOR, and for liability management purposes. These products are not linked to specific assets and liabilities that appear on the balance sheet and, therefore, do not qualify for hedge accounting. Various derivative instruments, such as option-based products and certain interest rate swaps which hedge interest rate risk from an economic perspective, and which the Company is unable or has elected not to apply hedge accounting, are discussed more fully in the Company's March 2002 Annual Report on Form 10-K. For fair value hedging relationships, the gain or loss components of each derivative instrument and hedged item are included in the assessment of hedge effectiveness.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                             September 30,        March 31,       September 30,
                                                2002                2002              2001
                                             ------------      ------------       ------------
                                                           (Dollars in Millions)
Commercial paper, net....................       $ 5,865            $  5,012          $  2,997
                                                -------             -------           -------
Other senior debt, due in the fiscal
   years ending:
   2002..................................             -                   -             3,725
   2003..................................         3,031               5,184             3,964
   2004..................................         6,273               5,360             5,523
   2005..................................         3,988               3,665             2,997
   2006..................................         4,197               2,885             1,755
   2007..................................         1,786               1,252               322
   Thereafter............................         4,424               2,632             2,844
                                                -------             -------           -------
   Total other senior debt...............        23,699              20,978            21,130
                                                -------             -------           -------
      Notes and loans payable............       $29,564             $25,990           $24,127
                                                =======             =======           =======

Notes and loans payable at September 30, 2002, March 31, 2002 and September 30, 2001 reflect the adjustments required under SFAS 133/138 for derivatives and debt instruments which qualify for hedge treatment as discussed in Note 5
- Derivatives and Hedging Activities. TMCC recorded a $338 million net unfavorable fair value adjustment under SFAS 133/138 during the six months ended September 30, 2002. This adjustment consisted of the following:

                                               Six Months Ended
                                                 September 30,
                                                     2002
                                               ----------------
                                             (Dollars in Millions)

Increase in derivative assets                    $    534
Decrease in derivative liabilities                    500
Increase in fair market value of
   debt portfolio                                  (1,372)
                                                  --------
Net unfavorable fair value adjustment            $   (338)
                                                 ========

Short-term borrowings consist of commercial paper having a weighted average remaining term and weighted average interest rate of 19 days and 1.81%, respectively, at September 30, 2002.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Notes and Loans Payable (Continued)
--------------------------------

Other senior debt includes certain MTNs, euro bonds and domestic bonds. The weighted average interest rate on other senior debt was 3.11% for the six months ended September 30, 2002 including the effect of interest rate swap agreements. The rates have been calculated using rates in effect at September 30, 2002, some of which are floating rates that reset periodically. Less than one percent of other senior debt at September 30, 2002 had interest rates that were fixed for a period of more than one year. The notional amount of notes and loans payable was $28.8 billion at September 30, 2002.

Approximately 73% of other senior debt at September 30, 2002 had floating interest rates that were covered by option-based products and certain interest rate swap agreements on a portfolio basis. The weighted average strike rate on these option-based products and certain interest rate swap agreements was 4.17% at September 30, 2002. TMCC manages interest rate risk through continuous adjustment of the mix of fixed and floating rated debt using interest rate swap agreements and option-based products.

Included in notes and loans payable at September 30, 2002 were unsecured notes denominated in various foreign currencies. Concurrently with the issuance of these notes, TMCC entered into cross currency swap agreements to convert these obligations into U.S. dollar obligations which, in aggregate, total a principal amount at maturity of $8.0 billion.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Retail Receivables and Valuation of Residual Interest
----------------------------------------------------------------------

TMCC maintains programs to sell retail receivables through the limited purpose subsidiaries Toyota Motor Credit Receivables Corporation ("TMCRC") and Toyota Auto Finance Receivables LLC ("TAFR"). TMCC services its securitized receivables and earns a servicing fee of 1% per annum of the total principal balance of the outstanding receivables. On a subordinated basis, the limited purpose subsidiaries retain excess cash flows, certain cash deposits and other related amounts, which are held as restricted assets subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of TMCC. The value of these restricted assets retained by the limited purpose subsidiaries is exposed to losses in receivables and such cash flows are available as credit support for senior securities. The exposure of these restricted assets exists until the associated securities are paid in full. Investors do not have recourse to other assets held by TMCC for failure of obligors to pay amounts due.

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

During the three months ended September 30, 2002, TMCC recognized $10.7 million in impairment losses related to retail finance receivables as a result of expected credit losses exceeding original credit loss assumptions. The assumptions used to calculate expected credit losses per annum for outstanding securitization transactions were adjusted from 0.50% - 0.90% at March 31, 2002 to 0.68% - 0.94% at September 30, 2002. Impairment of retail finance receivables is due to increased credit losses resulting from a number of factors including the effects of TMCC's field restructuring, which has temporarily disrupted normal collection activities, and the continuation of the national economic downturn. In addition, increased delinquency and credit losses can be attributed in part to changes in portfolio quality in connection with the national tiered pricing program. Under the national tiered pricing program, the Company generally will acquire contracts with higher yields to compensate for the potential increase in credit losses. The Company has also experienced a general increase in the average original contract term of retail contracts. The average length of contracts initiated has increased from 56.3 months for the six months ended September 30, 2000 to 57.4 months for the six months ended September 30, 2002.

During the six months ended September 2001, the Company experienced increased return rates and losses per unit upon disposition relating to vehicles associated with its lease receivables. This experience, combined with revised forecasts for future return rates and loss per unit, resulted in a downward revision to the residual loss assumptions. As a result of the change in assumptions, in the six months ended September 30, 2001, TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in finance lease receivables totaling $47 million as required by EITF 99-20, which was adopted in the first quarter of fiscal year 2002.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Related Party Transactions
-----------------------------------

As of September 30, 2002, there have been no material changes to related party agreements or relationships as described in the Company's annual report on Form 10-K for the year ended March 31, 2002. The table below summarizes amounts incurred or earned under such agreements or relationships for the following periods:

                                            Three Months Ended        Six Months Ended
                                               September 30,            September 30,
                                            -------------------      -----------------
                                              2002       2001          2002       2001
                                            -------    --------      -------    -------
                                                      (Dollars in Millions)

  Credit support fees incurred.........     $  (3.2)   $  (3.0)      $  (6.8)   $  (5.9)
  Shared services reimbursement........        (9.4)     (15.9)        (20.8)     (26.7)
  Rent expense under facilities lease..        (1.2)      (1.3)         (2.5)      (2.6)
  Marketing and wholesale support
       revenue.........................        39.7       29.5          62.7       56.1
  Affiliate insurance premiums and
       commissions revenue.............        10.3       10.9          20.4       21.1
  Other amounts incurred...............        (0.1)      (0.1)         (0.4)      (0.1)
                                            -------    -------       -------    -------
    Total..............................     $  36.1   $   20.1      $   52.6   $   41.9
                                            =======    =======       =======    =======


Other amounts incurred reflect expenses incurred for vehicles leased from affiliates, partially offset by amounts earned for services TMCC performed on behalf of affiliates.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Commitments and Contingent Liabilities
-----------------------------------------------

Guarantees and Comfort Letters
------------------------------

TMCC has entered into guarantees or comfort letters on behalf of its fully owned subsidiaries and certain affiliates. These guarantees and comfort letters signed by TMCC are summarized in the table below:

                                                            September 30,
                                                                2002
                                                                       Outstanding
                                                                        Balance of
                                                    Maximum             Debt/Bonds
                                                   Commitment            under the
                                                    Amount              Commitment
                                                   ----------          -----------
                                                         (Dollars in Millions)
 Guarantees:
     Toyota Credit Argentina S.A.
        (TCA) offshore dollar bank loans           $     65.0           $     36.7
     Banco Toyota do Brasil, S.A.
        (BTB) debt                                       30.0                 12.0
     Toyota Services de Venezuela, C.A.
        (TSV) debt                                        6.2                  2.3
     Affiliate pollution control
         and solid waste disposal bonds                 206.0                206.0

 Comfort Letters:
     Toyota Services de Mexico,
         S.A., de C.V. (TSM)                             67.1                 26.1
     TSV                                                 15.0                  4.4

                                                   ----------          -----------
Total guarantees and comfort letters               $    389.3          $     287.5
                                                   ==========          ===========

The guarantees shown above consist of TMCC's guarantees of the debt of TCA, BTB, and TSV, and various flexible rate demand pollution control and solid waste disposal revenue bonds issued in connection with the manufacturing facilities of certain affiliates.

At March 31, 2002, TMCC had a $26 million reserve relating to TMCC's guarantee of TCA's offshore outstanding debt. During the first six months of fiscal year 2003, the value of the peso continued to deteriorate. As a result, for the three and six months ended September 30, 2002, TMCC recorded a $6 million and $11 million charge against income, respectively, to increase the reserve related to the Company's guarantee of TCA's offshore outstanding debt to $37 million at September 30, 2002. TMCC will continue to monitor the situation in Argentina.

The comfort letters shown above consist of amounts related to TSV's office lease agreement and credit facilities entered into by TSV and TSM. TMCC's obligations under these commitments are discussed more fully in the Company's June 30, 2002 Form 10-Q and March 31, 2002 Form 10-K.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

Other Commitments
-----------------

In addition to the commitments previously discussed, TMCC has also entered into revolving forms of guaranteed or contingent arrangements, which are summarized in the table below and are discussed more fully in the Company's June 30, 2002 Form 10-Q and March 31, 2002 Form 10-K.

                                               September 30,
                                                   2002
                                                            Outstanding
                                                             Balance of
                                       Maximum             Note/Facility
                                      Commitment             under the
                                        Amount               Commitment
                                      ----------           -------------
                                            (Dollars in Millions)

ABS revolving liquidity notes         $     23.0            $         -
Revolving credit facilities
  with dealerships                       1,611.9                  720.7
                                      ----------            -----------
     Total                            $  1,634.9            $     720.7
                                      ==========            ===========


TMCC has guaranteed certain obligations of TMIS related to vehicle service agreements issued in Alabama, Illinois, New York and Virginia. These guarantees have been given without regard to any security, but are limited to the duration of the underlying coverage up to a maximum of the original manufacturer's suggested retail price on the vehicles. As of September 30, 2002, TMCC has not paid, and does not expect to pay, any amounts under these guarantees.

An operating agreement between TMCC and Toyota Credit de Puerto Rico Corporation ("TCPR")(the "Agreement"), provides that TMCC will make necessary equity contributions or provide other financial assistance TMCC deems appropriate to ensure that TCPR maintains a minimum coverage on fixed charges of 1.10 times such fixed charges in any fiscal quarter. The Agreement does not constitute a guarantee by TMCC of any obligations of TCPR. The fixed charge coverage provision of the Agreement is solely for the benefit of the holders of TCPR's commercial paper, and the Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TCPR obligations. No amounts have been funded under this agreement as of September 30, 2002.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in TMCC's business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of

September 30, 2002 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations.


Note 10- Lines of Credit/Standby Letters of Credit
---------------------------------------------------

To support its commercial paper program and general corporate purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $4.2 billion, $3.5 billion and $3.5 billion, at September 30, 2002, March 31, 2002 and September 30, 2001, respectively. No loans were outstanding under any of these bank credit facilities as of September 30, 2002, March 31, 2002 or September 30, 2001.

The Company maintains uncommitted lines of credit to facilitate and maintain letters of credit. Available lines of credit totaled $60 million, $61 million, and $85 million as of September 30, 2002, March 31, 2002 and September 30, 2001, respectively. Approximately $699 thousand, $471 thousand, and $594 thousand in letters of credit were outstanding as of September 30, 2002, March 31, 2002 and September 30, 2001, respectively.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Segment Information
-----------------------------

Financial results for the Company's operating segments are summarized below:

                                              At/For                At/For
                                        Three Months Ended     Six Months Ended
                                            September 30,         September 30,
                                       ------------------    ------------------
                                         2002       2001      2002       2001
                                       -------    -------    -------    -------
                                                  (Dollars in Millions)
Assets:

  Financing operations.............    $36,601    $31,516    $36,601   $31,516
  Insurance operations.............        846        699        846       699
  Eliminations/reclassifications...       (193)      (136)      (193)     (136)
                                       -------    -------    -------    -------
     Total assets..................    $37,254    $32,079    $37,254    $32,079
                                       =======    =======    =======    =======

Gross revenues:

  Financing operations.............    $   971    $   906    $ 1,951    $ 1,838
  Insurance operations.............         58         48        107         95
                                       -------    -------    -------    -------
    Total gross revenues...........    $ 1,029    $   954    $ 2,058    $ 1,933
                                       =======    =======    =======    =======

Net(Loss)/Income:

  Financing operations.............    $    (3)   $     9    $   (42)   $    50
  Insurance operations.............          7         12         17         21
                                       -------    -------    -------    -------
    Total net income...............    $     4    $    21    $   (25)   $    71
                                       =======    =======    =======    =======


                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Subsequent Events
---------------------------

In October 2002, TMCC executed a comfort letter with a Venezuelan bank on behalf of TSV regarding a local bank credit facility whereby TMCC will exercise its influence to induce TSV to meet all obligations under the credit facility. This comfort letter allows TSV to borrow in local currency up to a maximum amount equivalent to $1.3 million. Maturities for bank loan advances range from one month to 36 months. This comfort letter will remain in effect for as long as the TSV loan is outstanding. The initial comfort letter may be extended for additional periods by mutual agreement between TMCC and the bank. As of November 14, 2002, the amount outstanding under this comfort letter is $1.3 million.

In addition, in October 2002, TMCC executed a guarantee for a maximum amount equivalent to $7.2 million in respect of the debt of TSV with a local Venezuelan bank. This guarantee allows TSV to borrow in local currency. This guarantee may be terminated at any time by TMCC with a written notice to the bank if there is no outstanding balance. As of November 14, 2002, the amount outstanding under this guarantee is $4.4 million.

Additionally, in November 2002, TMCC executed guarantees for maximum amounts totaling equivalent to $18.4 million in respect of the debt of TSV with local Venezuelan banks. These guarantees replaced comfort letters that were in existence as of September 30, 2002 for amounts totaling $12.3 million. These guarantees allow TSV to borrow in local currency. These guarantees may be terminated at any time by TMCC with written notices to the banks if there is no outstanding balance. As of November 14, 2002, the amounts outstanding under these guarantees total $2.3 million.

During October 2002, TMCC sold retail finance receivables totaling $1.5 billion, subject to certain limited recourse provisions, to TAFR.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes Toyota Motor Credit Corporation's ("TMCC's") net income or loss by business segment for the three and six months ended September 30, 2002 and 2001:

                                       Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                       ------------------     -----------------
                                         2002       2001       2002       2001
                                       -------    -------     ------    -------
                                                  (Dollars in Millions)
Net income:
  Financing operations..............     $ (3)      $  9      $(42)       $50
  Insurance operations..............        7         12        17         21
                                         ----       ----      ----       ----
     Total net income...............     $  4       $ 21      $(25)       $71
                                         ====       ====      ====       ====

Net income from financing operations decreased $12 million or 133% for the three months ended September 30, 2002 as compared with the same period in fiscal 2002. The decrease primarily reflects a higher provision for credit losses attributed to overall increases in delinquencies and credit losses, coupled with a $124 million ($78 million, net of income tax) unfavorable fair value adjustment related to the application of Statements of Financial Accounting Standards 133 and 138 (SFAS 133/138). Net income from financing operations decreased $92 million or 184% for the six months ended September 30, 2002 as compared with the same period in fiscal 2002 primarily due to a $338 million ($202 million, net of income tax) unfavorable fair value adjustment related to the application of SFAS 133/138, coupled with a higher provision for credit losses attributed to overall increases in delinquencies and credit losses.

The SFAS 133/138 adjustments are reported as SFAS 133 and 138 fair value adjustments in the Consolidated Statement of Income. The increase in the unfavorable SFAS 133/138 adjustment for the six months ended September 30, 2002, as compared to the same period in fiscal 2002, is due to the significant reduction in interest rates during the six months ended September 30, 2002, as well as actions taken by TMCC to protect interest rate margins, including an increase in interest rate swap derivative products that do not qualify for hedge accounting.

Net income from insurance operations decreased $5 million, or 42%, and $4 million, or 19%, for the three and six months ended September 30, 2002, respectively, as compared with the same periods in fiscal 2002. The lower level of net income is primarily due to higher claim expense, resulting from an overall increase in loss experience, and a decrease in investment income, associated with the decline in interest rates.

Earning Assets
--------------

Net earning assets excludes receivables sold through securitization transactions that qualify as a sale for legal and accounting purposes, but includes receivables sold through securitization transactions that qualify as a sale for legal but not accounting purposes, under the Financial Accounting Standards Board Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". The composition of
TMCC's net earning assets as of the balance sheet dates reported are summarized below:



                                        September 30,    March 31,     September 30,
                                            2002           2002           2001
                                        ------------   ------------   ------------
                                                   (Dollars in Millions)

Vehicle lease
 Investment in operating leases.........     $ 7,391        $ 7,215        $ 6,898
 Finance leases.........................       5,764          6,338          6,776
                                             -------        -------        -------
Total vehicle leases....................      13,155         13,553         13,674

Vehicle retail finance receivables......      16,135         13,409         11,165
Vehicle wholesale and other financing...       4,782          4,429          3,950
Allowance for credit losses.............        (417)          (283)          (248)
                                             -------        -------        -------
Total net earning assets................     $33,655        $31,108        $28,541
                                             =======        =======        =======



TMCC's net earning assets increased to $33.7 billion at September 30, 2002 from $31.1 billion at March 31, 2002 and $28.5 billion at September 30, 2001. Asset growth from March 31, 2002 and September 30, 2001 reflects higher retail and wholesale earning assets, partially offset by a small decline in vehicle lease earning assets. The increase in retail earning assets and corresponding increase in retail finance revenue from March 31, 2002 and September 30, 2001 was primarily due to volume increases and strong sales of Toyota and Lexus vehicles.

The decrease in vehicle lease earning assets as of September 30, 2002 as compared to March 31, 2002 and September 30, 2001 reflects a general shift in programs sponsored by TMS from lease to retail as well as an industry-wide shift away from leasing. In addition to the overall decrease in vehicle lease earning assets, the composition of the vehicle lease portfolio has also changed, resulting in an increasing mix of operating leases relative to finance lease receivables. In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as a lessor and to hold title to leased vehicles in specified states. The primary purpose of purchasing residual value insurance was to cause leases acquired by the Titling Trust to be classified as finance lease receivables rather than operating lease assets. TMCC discontinued purchasing residual value insurance for operating lease assets in June 2001.

Wholesale assets increased from March 31, 2002 due to an increase in the number of dealers receiving wholesale financing and a corresponding increase in wholesale units financed. Wholesale and other earning assets increased from September 30, 2001 primarily due to an increase in the number of dealers receiving wholesale and other financing. Though wholesale earning assets increased, wholesale revenue decreased for the three and six months ended September 30, 2002 as compared to the same periods in fiscal year 2001 primarily due to a decrease in the applicable interest rate index for wholesale loans.

The allowance for credit losses increased from March 31, 2002 and September 30, 2001, reflecting increased delinquency experience and asset growth. The increased delinquency and credit loss experience is a result of a number of factors including the effects of TMCC's field restructuring which has temporarily disrupted normal collection activities and the continuation of the national economic downturn. While the physical migration of resources related to the restructuring of field operations has been substantially completed, TMCC continues to review and refine current processes and deploy additional resources and technology in an effort to improve operating efficiencies and minimize the disruption of operations; however, the restructuring of field operations has adversely affected, and could continue to adversely affect delinquencies and credit losses. In addition, increased delinquency and credit losses can be attributed in part to changes in portfolio quality in connection with the national tiered pricing program. Under the national tiered pricing program, the Company generally will acquire contracts with higher yields to compensate for the potential increase in credit losses. The Company has also experienced a general increase in the average original contract term of retail and lease vehicle contracts in the six months ended September 30, 2002, compared to the same period in fiscal 2002. Historically, longer-term contracts experience higher credit losses. The average length of contracts initiated during fiscal year to date 2003 and fiscal year 2002 was
55.6 months and 54.8 months, respectively.

The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default. The allowance for credit losses is evaluated quarterly, considering historical trends of repossession, charge-offs, recoveries and credit losses. In addition, portfolio credit quality, economic conditions and market conditions are monitored and taken into account. After evaluating these factors, management develops several loss scenarios and reviews allowance levels to determine whether reserves are considered adequate to cover the probable range of losses. The allowance for credit losses as of September 30, 2002 is considered by management to be appropriate in relation to the expected loss on the present owned portfolio.

TMCC's vehicle retail and lease contract volume and finance penetration for the three and six months ended September 30, 2002 and 2001 are summarized below:

                                           Three Months Ended     Six Months Ended
                                              September 30,        September 30,
                                           -------------------    ----------------
                                             2002        2001       2002     2001
                                           -------     -------    -------   ------
Total contract volume:
   Vehicle retail.......................   195,000     158,000    364,000  306,000
   Vehicle lease........................    44,000      49,000     88,000  106,000
                                           -------     -------    -------  -------
Total...................................   239,000     207,000    452,000  412,000
                                           =======     =======    =======  =======

TMS sponsored contract volume:
   Vehicle retail.......................    65,000      29,000     87,000   60,000
   Vehicle lease........................    13,000      11,000     15,000   23,000
                                           -------     -------    -------  -------
Total...................................    78,000      40,000    102,000   83,000
                                           =======     =======    =======  =======

Market share (excluding fleet)<F1>:
   Vehicle retail.......................     35.6%       28.6%      33.0%    27.8%
   Vehicle lease........................     11.2%       13.6%      11.4%    14.6%
                                            -----       -----      -----    -----
Total...................................     46.8%       42.2%      44.4%    42.4%
                                            =====       =====      =====    =====

--------------------

<F1> Finance penetration represents penetration of Toyota and Lexus new vehicle financed sales to consumers, excluding sales of a private Toyota distributor. Previously, reported market share rates, including sales of the private Toyota distributor, were 36.1% and 36.3% for the three and six months ended September 30, 2001, respectively.



TMCC's retail contract volume increased during the three and six months ended September 30, 2002, respectively, as compared with the same periods in fiscal 2002 reflecting higher levels of programs sponsored by TMS and strong sales of Toyota and Lexus vehicles. The retail finance portfolio includes contracts with original terms ranging from 24 to 72 months; the average original contract terms in TMCC's finance portfolio were 57.4 months, 57.0 months and
55.5 months as of September 30, 2002, 2001 and 2000, respectively.

TMCC's lease contract volume decreased during the three and six months ended September 30, 2002, respectively, as compared with the same periods in fiscal 2002, as demand for financing has shifted from leasing to retail loans. The Company's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in TMCC's lease portfolio was 47 months, 44 months and 42 months at September 30, 2002, 2001 and 2000, respectively.

Net Financing Revenues
----------------------

TMCC's net financing revenues increased $69 million, or 44%, for the three months ended September 30, 2002 and decreased $24 million or 6% for the six months ended September 30, 2002 as compared with the same periods in fiscal 2002. The increase for the three months ended September 30, 2002 is due to the combined effect of higher leasing and retail revenues, lower interest expense and lower lease termination costs, partially offset by unfavorable effects of SFAS 133/138 fair value adjustments on the Company's debt and derivative portfolios in the current quarter.

The decrease in net financing revenues for the six months ended September 30, 2002, is primarily due to a $338 million unfavorable SFAS 133/138 fair value adjustment, partially offset by the increase in leasing and retail revenues and lower interest expense. The increase in the unfavorable SFAS 133/138 fair value adjustment for the six months ended September 30, 2002, as compared to the same period in fiscal 2002, is due to the significant reduction in interest rates during the six months ended September 30, 2002, as well as actions taken by TMCC to protect interest rate margins, including an increase in interest rate swap derivative products that do not qualify for hedge accounting. TMCC uses derivative contracts as part of its interest rate risk management program.


Depreciation on Leases
----------------------

The following table sets forth the items included in TMCC's depreciation on leases for the three and six months ended September 30, 2002 and 2001:

                                              Three Months Ended    Six Months Ended
                                                  September 30,       September 30,
                                              ------------------   ------------------
                                               2002        2001     2002        2001
                                               ----        ----     ----        ----
                                                        (Dollars in Millions)

  Straight-line depreciation
     on operating leases..................      $324        $293     $642        $587
  Provision for
     residual value losses................        70          87      125         167
                                                ----        ----     ----        ----
     Total depreciation on leases.........      $394        $380     $767        $754
                                                ====        ====     ====        ====

Straight-line depreciation expense on operating leases increased $31 million, or 11% and $55 million or 9% for the three and six months ended September 30, 2002 as compared with the same periods in fiscal 2002 due to an increase in average operating lease assets. Purchasing residual value insurance for leases acquired by the Titling Trust before June 2001 increased the ratio of finance lease receivables relative to operating lease assets. TMCC discontinued purchasing residual value insurance for operating lease assets acquired by the Titling Trust in June 2001. The Company expects an increase in straight-line depreciation expense as operating leases become a larger proportion of the Company's lease portfolio.

TMCC is subject to residual value risk in connection with its lease portfolio. TMCC's residual value exposure is a function of the number of off-lease vehicles returned for disposition and any shortfall between the net disposition proceeds and the estimated unguaranteed residual values on returned vehicles. If the market value of a leased vehicle at contract termination is less than its contract residual value, there is a higher probability that the vehicle will be returned to TMCC. A higher rate of vehicle returns exposes TMCC to a higher risk of residual value losses.

The Company maintains an allowance to cover estimated residual value losses related to unguaranteed residuals on its present owned portfolio. The allowance required to cover estimated residual value losses is evaluated quarterly, considering projected vehicle return rates and projected loss severity derived from historical and market information on used vehicle sales, factors including trends in lease returns, new car markets, and general economic conditions. After evaluating these factors, management develops several loss scenarios and reviews allowance levels to determine whether reserves are considered adequate to cover the probable range of losses. The allowance for residual value losses is maintained in amounts considered by management to be appropriate in relation to the expected losses on the present owned portfolio. Upon disposal of the assets, the allowance for residual losses is adjusted for the difference between the net book value and the proceeds from sale. The allowance for residual value losses and related provision expense are included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet, and in lease depreciation expense in the Consolidated Statement of Income, respectively. Total unguaranteed residual values related to TMCC's vehicle lease portfolio increased from approximately $6.9 billion to $7.1 billion between September 30, 2001 and September 30, 2002. The increase primarily resulted from the discontinuation of purchasing residual value insurance for operating leases acquired by the Titling Trust beginning in June 2001.

The provision for residual value losses decreased $17 million or 20% and $42 million or 25% for the three and six months ended September 30, 2002, respectively, as compared with the same periods in fiscal 2002. The decrease in the provision is reflective of an overall decrease in actual and expected residual value losses.

Residual losses decreased $3 million and $28 million for the three and six months ended September 30, 2002, respectively, as compared with the same periods in fiscal 2002, primarily due to a decrease in the number of vehicles coming off-lease for the six months ended September 30, 2002.

The number of returned leased vehicles sold by TMCC during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate in the current period ("return rate") was 46% for the six months ended September 30, 2002, respectively, as compared to 51% for the same period in fiscal 2002. The Company has taken action to reduce residual losses by developing strategies to increase dealer purchases of off-lease vehicles and expanding marketing of off-lease vehicles through Internet auctions to maximize proceeds on vehicles sold.


Interest Expense
----------------

Interest expense decreased $53 million, or 20% and $132 million or 23% during the three and six months ended September 30, 2002, respectively, as compared with the same periods in fiscal 2002 primarily due to a decrease in the average cost of borrowings. The weighted average cost of borrowings was 3.01% and 4.80% for the six months ended September 30, 2002 and 2001, respectively.

Insurance
---------

The principal activities of TMCC's insurance subsidiary, Toyota Motor Insurance Services, Inc. ("TMIS"), include marketing, underwriting, claims administration and providing certain insurance and contractual coverages to Toyota and Lexus vehicle dealers and their customers. In addition, TMIS insures and reinsures certain TMS and TMCC risks.

Insurance premiums earned and contract revenues recognized from insurance operations increased $2 million and $3 million during the three and six months ended September 30, 2002, respectively, as compared with the same periods in fiscal 2002 primarily due to increased contract volume and a higher number of agreements in force.

Net income from insurance operations was $7 million and $17 million for the three and six months ended September 30, 2002, a decrease of $5 million, or 42%, and $4 million, or 19%, respectively, as compared with the same periods in fiscal 2002. The lower level of net income is primarily due to higher claim expense, resulting from an overall increase in loss experience, and a decrease in investment income, associated with the decline in interest rates.


Investment and Other Income
---------------------------

The following table summarizes TMCC's investment and other income for the three and six months ended September 30, 2002 and 2001:

                                        Three Months Ended    Six Months Ended
                                          September 30,         September 30,
                                        ------------------    ----------------
                                         2002        2001      2002      2001
                                        ------      ------    ------    ------
                                                 (Dollars in Millions)
Investment income...............        $   20      $   25    $   42    $   54
Gains on assets sold............             -           -        33        25
Servicing fee income............             8           8        17        18
Loss on repurchases.............             -          (1)        -         -
                                        ------      ------    ------    ------
   Investment and other income..        $   28      $   32    $   92    $   97
                                        ======      ======    ======    ======


Investment income decreased $5 million, or 20% and $12 million, or 22%, during the three and six months ended September 30, 2002, respectively, as compared with the same periods in fiscal 2002, due to a decrease in insurance investment income resulting from a decrease in rates on portfolio investments, coupled with a decrease in asset-backed lease securitization investment income on funds held in reserve accounts related to transactions that have fully matured as of the end of fiscal 2002.

Gains on assets sold increased $8 million, or 32%, for the six months ended September 30, 2002, as compared with the same period in fiscal 2002 primarily due to decreases in market interest rates, which resulted in larger interest only strips retained by the Company. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period in which the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, market interest rates at the time of the asset sale, the structure of the sale, key assumptions used and other current financial market conditions.

Loss on Asset Impairment
------------------------

TMCC performs a periodic review of the fair market value of assets retained in the sale of retail receivables and interests in finance lease receivables on a quarterly basis. The fair market value of these retained assets is impacted by management's and the market's expectations as to future residual losses, credit losses, discount rates and prepayment rates.

During the three months ended September 30, 2002, TMCC recognized $11 million in impairment losses related to retail finance receivables as a result of expected credit losses exceeding original credit loss assumptions. The assumptions used to calculate expected credit losses per annum for outstanding securitization transactions were adjusted from 0.50% - 0.90% at March 31, 2002 to 0.68% - 0.94% at September 30, 2002. Impairment of retail finance receivables is due to increased credit losses resulting from a number of factors including the effects of TMCC's field restructuring, which has temporarily disrupted normal collection activities, and the continuation of the national economic downturn. In addition, increased delinquency and credit losses can be attributed in part to changes in portfolio quality in connection with the national tiered pricing program. Under the national tiered pricing program, the Company generally will acquire contracts with higher yields to compensate for the potential increase in credit losses. The Company has also experienced a general increase in the average original contract term of retail contracts in the six months ended September 30, 2002, compared to the same period in fiscal 2002. Historically, longer-term contracts experience higher credit losses.

During the six months ended September 2001, the Company experienced increased return rates and losses per unit upon disposition relating to vehicles associated with its lease and finance receivables. This experience, combined with revised forecasts for future return rates and loss per unit, resulted in a downward revision to the residual loss assumptions. As a result of the change in assumptions, in the six months ended September 30, 2001, TMCC recognized losses due to the permanent impairment of assets retained in the sale of interests in finance lease receivables totaling $47 million as required by EITF 99-20, which was adopted in the first quarter of fiscal year 2002.


Losses Related to Argentine Investment
--------------------------------------

TMCC has executed guarantees totaling $65 million in respect to TCA's offshore U.S. dollar bank loans of which approximately $37 million, including principal and interest is outstanding as of September 30, 2002. Late in 2001, the Argentine government instituted a series of changes that led to political, economic and regulatory risks to Argentine businesses. The government has imposed foreign exchange controls restricting offshore payment transfers and these controls are currently preventing TCA from sending payments on its offshore U.S. dollar loans out of Argentina. In February 2002, the Argentine government established measures to re-denominate the entire Argentine economy into pesos and has permitted the peso to float freely against other global currencies. This re-denomination policy adversely affected TCA's financial condition and its ability to fully satisfy its offshore U.S. dollar loans. As a result, in fiscal 2002 TMCC established a reserve of $26 million relating to TMCC's guaranty of TCA's offshore outstanding debt.
For the three and six months ended September 30, 2002, TMCC recorded a $6 million and $11 million charge against income, respectively, to increase the reserve related to the Company's guarantee of TCA's offshore outstanding debt to $37 million. TMCC will continue to monitor the situation in Argentina.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses decreased $6 million, or 5% for the three months ended September 30, 2002 as compared with the same period in fiscal 2002. The net decrease primarily reflects a $1.8 million decrease in charges and costs incurred for the field restructuring, coupled with a reclassification to interest expense of $3.4 million of credit support fees that were previously included in operating and administrative expenses.

Operating and administrative expenses increased $8 million, or 3% for the six months ended September 30, 2002 as compared to the same period in fiscal 2002.
 The net increase primarily reflects a $14.4 million increase in employee expenses related to the Company's new customer service centers, partially offset by a reclassification to interest expense of $6.8 million of credit support fees that were previously included in operating and administrative expenses.

Operating and administrative expenses have continued to increase in the current fiscal year partially as a result of the costs incurred in connection with the continued restructuring of TMCC's field operations. The branch offices of TMCC have been converted to serve only dealer financing needs including the purchasing of contracts from dealers, financing inventories, financing other dealer activities such as business acquisitions, facilities refurbishment, real estate purchases and working capital requirements, as well as consulting on finance and insurance operations. Other functions previously performed at the branch offices, such as customer service, collections, lease termination and administrative functions for retail and lease contracts, have been transferred to three regional customer service centers which opened, or were expanded, during the last year. The physical restructuring of TMCC's field operations was substantially completed as of September 30, 2002.

Restructuring charges and costs recognized during the three and six months ended September 30, 2002 were $3.3 million and $6.6 million, respectively. Restructuring charges and costs recognized during the three and six months ended September 30, 2001 were $5.1 million and $6.3 million, respectively. Expenses charged during the six months ended September 30, 2002 were comprised of $2.7 million related to asset and facility costs and $3.9 million for other exit costs. The expenses charged in the six months ended September 30, 2001 were comprised of $4.0 million related to employee separation costs, $0.8 million for asset and facility costs and $1.5 million for other exit costs.
At September 30, 2002, remaining restructuring and related charges to be recognized during fiscal 2003 are estimated to be $1.9 million.

During the field restructuring, TMCC has experienced an increase in delinquency rates and charge off rates as a result of the disruption to normal collection process. While the physical migration of resources related to the restructuring of the field operations has been substantially completed, the Company continues to review and refine current processes and deploy additional resources and technology in an effort to improve operating efficiencies and to minimize the disruption of operations; however, the restructuring of field operations has adversely affected, and could continue to adversely affect delinquencies and credit losses. Upon completion of the field restructuring and strategic deployment of resources and technology, the Company anticipates greater internal operating efficiencies and superior dealer and customer account management.

Provision for Credit Losses and Delinquency
--------------------------------------------

TMCC maintains allowances to cover probable losses on its present owned portfolio resulting from the inability of customers to make required payments. The allowance for credit losses is evaluated quarterly, considering historical trends of repossession, charge-offs, recoveries and credit losses. In addition, portfolio credit quality, economic conditions and market conditions are monitored and taken into account. After evaluating these factors, management develops several loss scenarios and reviews allowance levels to determine whether reserves are considered adequate to cover the probable range of losses. The allowance for credit losses as of September 30, 2002 is considered by management to be appropriate in relation to the expected loss experience on the present owned portfolio.

An analysis of credit losses and the related allowance follows. This analysis includes net losses on receivables sold through securitizations that qualify as a sale for legal but not accounting purposes, but excludes net losses on receivables sold through securitization transactions that qualify as a sale for legal and accounting purposes, under SFAS 140:

                                              Three Months Ended     Six Months Ended
                                                 September 30,         September 30,
                                              -------------------    -------------------
                                               2002        2001       2002        2001
                                              -------     -------    -------     -------
                                                       (Dollars in Millions)
Allowance for credit losses at
  beginning of period....................     $   351     $   231    $   283     $   227

Provision for credit losses..............         127          51        249         101
Charge-offs..............................         (69)        (39)      (129)        (79)
Recoveries...............................           8           5         15          10
Other adjustments........................           -           -         (1)        (11)
                                              -------     -------    -------     -------

Allowance for credit losses at
  end of period..........................     $   417     $   248    $   417     $   248
                                              =======     =======    =======     =======

                                                              September 30,
                                                           -------------------
                                                             2002        2001
                                                           -------     -------
Annualized Net Credit Losses as a %
   of average earning assets.............                    0.70%      0.50%

Allowance for Credit Losses as a % of
   gross earning assets..................                    1.22%      0.86%

Aggregate balances at end of period
   for lease rentals and installments
   60 or more days past due <F1>.........                 $   246     $  108

Aggregate balances at end of period
   for lease rentals and installments
   60 or more days past due as a %
   of net investments in operating
   leases and gross receivables
   outstanding <F2>......................                    0.72%      0.38%

--------------------

<F1> Aggregate balances for lease rentals and installments 60 or more days past due for September
30, 2001 was previously reported as $74 million.
<F2> Aggregate balances for lease rentals and installments 60 or more days past due as a % of net investments in operating leases and gross receivables outstanding for September 30, 2001 was previously reported as 0.26%.

The allowance for credit losses at September 30, 2002 increased $169 million from September 30, 2001, primarily due to an increase in the provision for credit losses, resulting from an increase in net charge-offs. The increase in the provision and net charge-offs for the three and six months ended September 30, 2002 as compared with the same periods in fiscal 2002 is due to increases in delinquencies and credit losses.

The Company believes that the increased delinquency experience is a result of a number of factors including the effects of TMCC's field restructuring which has temporarily disrupted normal collection activities and the continuation of the national economic downturn. While the physical migration of resources related to the restructuring of field operations has been substantially completed, the Company continues to review and refine current processes and deploy additional resources and technology in an effort to improve operating efficiencies and to minimize the disruption of operations; however, the restructuring of field operations and economic downturn has adversely affected, and could continue to adversely affect delinquencies and credit losses. In addition, increased delinquency and credit losses can be attributed in part to changes in portfolio quality in connection with the national tiered pricing program. Under the national tiered pricing program, the Company generally will acquire contracts with higher yields to compensate for the potential increase in credit losses. The Company has also experienced a general increase in the average original contract term of retail and lease vehicle contracts in the six months ended September 30, 2002, compared to the same period in fiscal 2002. Historically, longer-term contracts experience higher credit losses. The trend toward longer-term contracts is reflective of industry trends. The average length of retail and lease contracts initiated during fiscal year to date 2003 and fiscal year 2002 was 55.6 months and 54.8 months, respectively. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default. Management believes that the impact of the restructuring has been reasonably factored into the provision for credit losses.

Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures. The information in the preceding table has not been adjusted to eliminate the effect of the growth of TMCC's portfolio.


Derivatives and Hedging Activities
----------------------------------

TMCC maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes.

The Company enters into interest rate swaps, indexed note swap agreements and cross currency swap agreements to convert its fixed-rate debt to variable-rate debt, a portion of which is converted back to fixed rates using option-based products and certain interest rate swaps.

The Company uses portfolio based derivatives to mitigate its exposure to volatility in interest rates, particularly LIBOR, and for liability management purposes. These products are not linked to specific assets and liabilities that appear on the balance sheet and, therefore, do not qualify for hedge accounting.

For the six months ended September 30, 2002, the Company recognized a $338 million unfavorable SFAS 133/SFAS 138 adjustment (reported as SFAS 133 and 138 fair value adjustment in the Consolidated Statement of Income). The net adjustment reflects a $369 million decrease in the fair market value of TMCC's portfolio of option-based products and certain interest rate swaps which did not qualify for hedge accounting, offset by an increase of $31 million related to the ineffective portion of TMCC's fair value hedges. The decrease in the fair value of TMCC's option-based products as well as certain interest rate swaps was primarily due to the significant reduction in interest rates during the six month period ended September 30, 2002. The increase in the unfavorable SFAS 133/138 adjustment for the six months ended September 30, 2002, as compared to the same period in fiscal 2002 is due to the significant reduction in interest rates during the six months ended September 30, 2002, as well as actions taken by TMCC to protect interest rate margins, including an increase in interest rate swap derivative products that do not qualify for hedge accounting.


Liquidity and Capital Resources
--------------------------------

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

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under TMCC's commercial paper program ranged from approximately $4.7 billion to $6.5 billion during the six months ended September 30, 2002, with an average outstanding balance of $5.6 billion.

For additional liquidity purposes, TMCC maintains syndicated bank credit facilities with certain banks which aggregated $4.2 billion at September 30, 2002. No loans were outstanding under any of these bank credit facilities as of September 30, 2002. In addition, the Company maintains uncommitted lines of credit to facilitate and maintain letters of credit. Available lines of credit totaled $60 million as of September 30, 2002. Approximately $699 thousand in letters of credit was outstanding as of September 30, 2002.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided TMCC with significant sources of funding. During the six months ended September 30, 2002, TMCC issued approximately $3.9 billion of domestic and euro MTNs and bonds, all of which had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at September 30, 2002 ranged from one year to ten years. As of September 30, 2002, TMCC had total MTNs and bonds outstanding of $23.7 billion, of which $8.0 billion was denominated in foreign currencies.

TMCC anticipates continued use of MTNs and bonds in both the United States and international capital markets. To provide for the issuance of MTNs and other debt securities in the U.S. capital market, the Company maintains a shelf registration with the SEC under which approximately $8.6 billion was available for issuance at October 31, 2002. Under TMCC's euro MTN program, which provides for the issuance of debt securities in the international capital market, the maximum aggregate principal amount authorized to be outstanding at any time is $16.0 billion, of which $2.9 billion was available for issuance at October 31, 2002. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, TMCC may issue bonds in the domestic and international capital markets that are not issued under its MTN programs.

Additionally, TMCC uses its asset-backed securitization programs to generate funds for investment in earning assets as described in Note 7 - Sale of Retail Receivables and Valuation of Residual Interest. TMCC maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests, in retail receivables. During the six months ended September 30, 2002, TMCC sold retail receivables totaling $1.6 billion in connection with securities issued under the shelf registration statement. As of November 1, 2002, approximately
$1 billion remained available for issuance under the registration statement.

TMCC's ratio of earnings to fixed charges was less than 1.00 for the six months ended September 30, 2002 and was 1.21 for the six months ended September 30, 2001. The deficiency in the ratio for the six months ended September 30, 2002 was primarily due to a decrease in net income from financing operations due to unfavorable SFAS 133/138 fair value adjustments, which is reported as SFAS 133 and 138 fair value adjustments in the Consolidated Statement of Income. The Company would require an additional $45 million in net income to attain a ratio of 1.00.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation and sale of earning assets, totaling $18.2 billion for the six months ended September 30, 2002 was used to purchase additional investments in operating leases and finance receivables, totaling $21.7 billion during the six months ended September 30, 2002. Investing activities resulted in a net use of cash of $3.6 billion for the six months ended September 30, 2002 as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets. Net cash provided by operating activities totaled $1.3 billion for the six months ended September 30, 2002 and net cash provided by financing activities totaled $1.9 billion during the six months ended September 30, 2002. The Company believes that cash provided by operating and investing activities as well as access to domestic and international capital markets, the issuance of commercial paper, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company's beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "believe," "anticipate," "expect," "estimate," "project," "should," "intend," "will," "may" or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; the effect of the current political, economic and regulatory risk in Argentina, Mexico, Venezuela, Brazil and other Latin American and South American countries and the resulting effect on their economies and monetary and fiscal policies; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; the effects of any rating agency actions; increases in market interest rates; the changes in the fiscal policy of any government agency which increases sovereign risk, monetary policies exercised by the European Central Bank and other monetary authorities; increased costs associated with the Company's debt funding or restructuring efforts; the effect of any military action by or against the United States, as well as any future terrorist attacks, including any resulting effects on general economic conditions, consumer confidence and general market liquidity; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation; increased losses resulting from default by any dealers to which the Company has a significant credit exposure; default by any counterparty to a derivative contract; performance under any guaranty or comfort letter issued by the Company; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. The risks included here are not exhaustive.
New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor to assess the impact such risk factors might have on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. The Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

New Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 is not expected to have a material impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, Acquisition of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (SFAS 147). SFAS 147 provides guidance on the accounting for the acquisitions of financial institutions, except those acquisitions between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FIN 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 147 also amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-relationship and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The implementation of SFAS 147 is not expected to have a material impact on the Company's financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


TMCC maintains an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate its economic exposure to fluctuations in interest rate and currency exchange rates. TMCC does not use any of these instruments for trading purposes. A detailed discussion of the Company's hedging program including strategies to mitigate market risk, interest rate risk, counter-party risk and operating risk is contained in the March 31, 2002 Annual Report on Form 10-K.


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

The value-at-risk methodology uses seven years of historical interest rate data to build a database of prediction errors in forward rates for a one-month holding period. These prediction errors are then applied randomly to current forward rates through a Monte Carlo process to simulate 500 potential future yield curves. The portfolio is then re-priced with these curves to develop a distribution of future portfolio values. Options in the portfolio are priced with current market implied volatilities and the simulated yield curves using the Black Scholes method. The lowest portfolio value at the 95% confidence interval is compared with the current portfolio value to derive the value-at-risk number.

The value-at-risk and the average value-at-risk of TMCC's portfolio as of, and for the six months ended, September 30, 2002 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:



                                                                  Average for the
                                                 As of           Six Months Ended
                                          September 30, 2002    September 30, 2002
                                          -------------------   -------------------
Mean portfolio value.....................      $4,893 million        $4,342 million
Value-at-risk............................       $47.6 million         $44.6 million
Percentage of the mean portfolio value...         1.0%                  1.0%
Confidence level.........................        95.0%                 95.0%



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

A reconciliation of the activity of TMCC's derivative financial instruments for the six months ended September 30, 2002 and 2001 is as follows:

                                                  Six Months Ended September 30,
                                  ------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                        Indexed
                                   Rate Swap       Rate Swap      Option-based     Note Swap
                                   Agreements      Agreements       Products       Agreements
                                  ------------    ------------    ------------    ------------
                                  2002    2001    2002    2001    2002    2001    2002    2001
                                  ----    ----    ----    ----    ----    ----    ----    ----
                                                      (Dollars in Billions)

Beginning notional amount.......  $7.8    $8.3    $29.6   $16.9   $6.1    $11.5   $0.2    $0.6

Add:
   New agreements...............   0.8     0.6      2.6     9.4    1.8      2.3      -     0.2

Less:

   Terminated agreements........     -       -      0.1       -      -      8.0    0.2       -
   Expired agreements...........   0.6     0.1      6.8     1.3    0.1      2.6      -     0.4
   Amortizing notionals.........     -       -      0.7       -      -        -      -       -
                                  ----    ----    -----   -----   ----     ----   ----    ----
Ending notional amount..........  $8.0    $8.8    $24.6   $25.0   $7.8    $ 3.2   $  -    $0.4
                                  ====    ====    =====   =====  =====    =====   ====    ====


Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and six months periods ended September 30, 2002 and 2001, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 14, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

ITEM 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Within the 90 days prior to the filing date of this quarterly report, the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of such disclosure controls and procedures in place pursuant to Rule 13a-14 of the Exchange Act. Based on the evaluation, the CEO and CFO concluded that such disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in TMCC's business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of September 30, 2002 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on TMCC's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

          The exhibits listed on the accompanying Exhibit Index, on page 43, are filed as part of this report.

          (b)   Reports on Form 8-K

          The following reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2002:

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   November 14, 2002                    By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                      George E. Borst
                                                       President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


Date:   November 14, 2002                    By     /S/ JOHN F. STILLO
                                             -------------------------------
                                                      John F. Stillo
                                                    Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)

                                CERTIFICATIONS

I, George E. Borst, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Toyota Motor Credit Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                       By   /s/ GEORGE E. BORST
                                                       ------------------------
                                                            George E. Borst
                                                             President and
                                                        Chief Executive Officer

                                   CERTIFICATIONS

I, John F. Stillo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Toyota Motor Credit Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                       By    /s/ JOHN F. STILLO
                                                       ------------------------
                                                            John F. Stillo
                                                          Vice President and
                                                        Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                              Method
Number                           Description                        of Filing
-------                          -----------                        ---------


4.3        Fourth Amended and Restated Agency Agreement dated
           October 1, 2002 among TMCC, JPMorgan Chase Bank,           Filed
           and J.P. Morgan Bank Luxembourg S.A.                      Herewith

10.15      364 Day Credit Agreement dated September 12, 2002
           among TMCC, Bank of America, N.A. as Administrative
           Agent, JPMorgan Chase Bank as Syndication Agent, The
           Bank of Tokyo-Mitsubishi, Ltd. and Citibank, N.A. as
           Documentation Agents, Banc of America Securities LLC
           as Sole Lead Arranger and Sole Book Manager and the        Filed
           other Banks named therein                                 Herewith

10.16      Five-year Credit Agreement dated September 12, 2002
           among TMCC, Bank of America, N.A. as Administrative
           Agent, JPMorgan Chase Bank as Syndication Agent, The
           Bank of Tokyo-Mitsubishi, Ltd. and Citibank, N.A. as
           Documentation Agents, Banc of America Securities LLC
           as Sole Lead Arranger and Sole Book Manager and the        Filed
           other Banks named therein                                 Herewith

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