Form 10-Q
period 2002-12-31
TOYOTA MOTOR CREDIT CORP
filed 2003-02-14
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002
                                    ------------------
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

As of February 14, 2003, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in Millions)

                                         December 31,     March 31,    December 31,
                                             2002           2002           2001
                                         ------------   ------------   ------------
               ASSETS
               ------

Cash and cash equivalents...............      $   857        $   747        $   216
Investments in marketable securities....        1,323          1,100            750
Finance receivables, net................       25,927         22,390         22,464
Finance receivables, net - securitized..          698          1,087          1,239
Investments in operating leases, net....        7,809          7,631          7,382
Derivative assets.......................        1,341            454            486
Other assets............................          655            630            727
Income taxes receivable.................            -            221            182
                                              -------        -------        -------

         Total Assets...................      $38,610        $34,260        $33,446
                                              =======        =======        =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable.................      $30,984        $25,990        $25,501
Notes payable related to securitized
   finance receivables structured as
   collateralized borrowings............          656          1,036          1,072
Derivative liabilities..................          515          1,124          1,090
Other liabilities.......................          806            819            773
Income taxes payable....................           19              -              -
Deferred income.........................          961            861            850
Deferred income taxes...................        1,855          1,679          1,518
                                              -------        -------        -------
      Total Liabilities.................       35,796         31,509         30,804
                                              -------        -------        -------

Commitments and Contingencies

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized;
       91,500 issued and outstanding)...          915            915            915
   Retained earnings....................        1,888          1,820          1,710
   Accumulated other comprehensive
      income............................           11             16             17
                                              -------        -------        -------
      Total Shareholder's Equity........        2,814          2,751          2,642
                                              -------        -------        -------
         Total Liabilities and
         Shareholder's Equity...........      $38,610        $34,260        $33,446
                                              =======        =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)

                                                Three Months Ended     Nine Months Ended
                                                   December 31,          December 31,
                                                ------------------     -----------------
                                                 2002        2001       2002       2001
                                                ------      ------     ------     ------
Financing Revenues:

   Leasing....................................  $  630      $  617     $1,883     $1,854
   Retail financing...........................     293         252        841        662
   Wholesale and other dealer financing.......      45          40        127        149
                                                ------      ------     ------     ------

Total financing revenues......................     968         909      2,851      2,665

   Depreciation on leases.....................     415         415      1,182      1,169
   Interest expense...........................     212         244        644        808
   Derivative fair value adjustments..........     (16)        (42)       322         26
                                                ------      ------     ------     ------

Net financing revenues........................     357         292        703        662

Insurance premiums earned and contract
   revenues...................................      41          37        124        117
Investment and other income...................      71          27        163        124

Loss on asset impairment......................       -           -         11         47
                                                ------      ------     ------     ------

Net financing revenues and other revenues.....     469         356        979        856
                                                ------      ------     ------     ------

Expenses:

   Operating and administrative...............     138         137        389        380
   Losses related to Argentine Investment.....       -          31         11         31
   Provision for credit losses................     151          65        400        166
   Insurance losses and loss adjustment
      expenses................................      22          19         66         57
                                                ------      ------     ------     ------

Total expenses................................     311         252        866        634
                                                ------      ------     ------     ------

Income before income taxes....................     158         104        113        222

Provision for income taxes....................      65          42         45         89
                                                ------      ------     ------     ------

Net Income....................................  $   93      $   62     $   68     $  133
                                                ======      ======     ======     ======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)


                                                            Accumulated
                                                             Other
                                   Capital    Retained    Comprehensive
                                    Stock     Earnings    Income/(Loss)      Total
                                   -------    --------    -------------    --------


Balance at March 31, 2001........   $  915     $ 1,581       $       18     $ 2,514
                                    ------     -------       ----------     -------

Net income for the nine months
   ended December 31, 2001.......        -         133                -         133

Change in net unrealized gains
   on available-for-sale
   marketable securities.........        -           -               (1)         (1)
                                    ------    --------       ----------     -------
Total Comprehensive Income.......        -         133               (1)        132
                                    ------    --------       ----------     -------

Dividends........................        -          (4)               -          (4)

Balance at December 31, 2001.....   $  915     $ 1,710       $       17     $ 2,642
                                    ======     =======       ==========     =======




Balance at March 31, 2002........   $  915     $ 1,820       $       16     $ 2,751
                                    ------     -------       ----------     -------

Net income for the nine months
   ended December 31, 2002.......        -          68                -          68

Change in net unrealized gains
   on available-for-sale
   marketable securities.........        -           -               (5)         (5)
                                    ------    --------       ----------     -------
Total Comprehensive Income.......        -          68               (5)         63
                                    ------    --------       ----------     -------


Balance at December 31, 2002.....   $  915     $ 1,888       $       11     $ 2,814
                                    ======     =======       ==========     =======


See Accompanying Notes to Consolidated Financial Statements.

                         TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in Millions)

                                                                           Nine Months Ended
                                                                             December 31,
                                                                       -------------------------
                                                                         2002             2001
                                                                       --------         --------
Cash flows from operating activities:

   Net income...............................................           $     68         $    133
                                                                       --------         --------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Fair value adjustments of derivatives..............                322               26
         Depreciation and amortization......................              1,256            1,181
         Provision for credit losses........................                400              166
         Gain from sale of finance receivables, net.........                (72)             (25)
         Gain from sale of marketable securities, net.......                  -               (1)
         Loss on asset impairment...........................                 11               47
         Loss related to Argentine Investment...............                 11               31
         (Increase) in other assets.........................               (648)            (142)
         (Decrease) in accrued interest expense.............                 (7)               -
         Increase in deferred income tax liabilities........                174               50
         Increase (decrease) in other liabilities...........                856              (79)
                                                                       --------         --------
   Total adjustments........................................              2,303            1,254
                                                                       --------         --------

Net cash provided by operating activities...................              2,371            1,387
                                                                       --------         --------

Cash flows from investing activities:

   Addition to investments in marketable securities.........             (1,469)          (1,120)
   Disposition of investments in marketable securities......              1,165            1,433
   Purchase of finance receivables..........................            (29,632)         (16,489)
   Liquidation of finance receivables.......................             23,207           10,422
   Proceeds from sale of finance receivables................              3,002            1,450
   Addition to investments in operating leases..............             (2,726)          (2,919)
   Disposition of investments in operating leases...........              1,375            1,779
                                                                       --------         --------

Net cash used in investing activities.......................             (5,078)          (5,444)
                                                                       --------         --------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable........              6,949            8,827
   Payments on notes and loans payable......................             (5,551)          (5,449)
   Net increase in commercial paper with
      original maturities less than 90 days.................              1,419              601
                                                                       --------         --------

Net cash provided by financing activities...................              2,817            3,979
                                                                       --------         --------

Net increase/(decrease) in cash and cash equivalents........                110              (78)

Cash and cash equivalents at the beginning of the period....                747              294
                                                                       --------         --------

Cash and cash equivalents at the end of the period..........           $    857         $    216
                                                                       ========         ========

Supplemental disclosures:

   Interest paid............................................           $    569         $    824
   Income taxes (received)/paid ............................           $   (378)        $    157


See Accompanying Notes to Consolidated Financial Statements.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 1 - Interim Financial Data
-------------------------------

The accompanying information pertaining to the three and nine months ended December 31, 2002 and 2001 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited financial information reflects all adjustments necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of those expected for any other interim period or for a full year. Certain December 2001 accounts have been reclassified to conform with the December 2002 and March 2002 presentation.

These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in Toyota Motor Credit Corporation's (the "Company's") 2002 Annual Report to the Securities and Exchange Commission ("SEC") on Form 10-K ("Form 10-K"). References herein to "TMCC" mean Toyota Motor Credit Corporation. References herein to the "Company" mean Toyota Motor Credit Corporation and its consolidated subsidiaries.

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 2 - Finance Receivables
----------------------------

Finance receivables, net and Finance receivables, net - securitized consisted of the following:

                                            December 31,     March 31,    December 31,
                                                2002           2002           2001
                                            ------------    -----------   ------------
                                                       (Dollars in Millions)
Retail....................................       $16,326        $13,715        $13,811
Finance leases............................         6,604          7,692          7,922
Wholesale and other dealer loans..........         5,207          3,626          3,580
                                                 -------        -------        -------
                                                  28,137         25,033         25,313
Unearned income...........................        (1,132)        (1,340)        (1,406)
Allowance for credit losses...............          (380)          (216)          (204)
                                                 -------        -------        -------
Finance receivables, net and
Finance receivables, net - securitized....       $26,625        $23,477        $23,703
                                                 =======        =======        =======

Finance leases included estimated unguaranteed residual values of $1.9 billion, $1.9 billion and $1.8 billion at December 31, 2002, March 31, 2002 and December 31, 2001, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $208 million, $189 million and $160 million at December 31, 2002, March 31, 2002 and December 31, 2001, respectively. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.


Note 3 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                          December 31,        March 31,    December 31,
                                              2002              2002           2001
                                          ------------       -----------   ------------
                                                       (Dollars in Millions)
Vehicles..................................      $9,395            $9,011         $8,677
Equipment and other.......................         723               721            722
                                                ------            ------         ------
                                                10,118             9,732          9,399
Accumulated depreciation..................      (2,223)           (2,034)        (1,952)
Allowance for credit losses ..............         (86)              (67)           (65)
                                                ------            ------         ------

Investments in operating leases, net......      $7,809            $7,631         $7,382
                                                ======            ======         ======

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 4 - Allowance for Credit Losses
------------------------------------

An analysis of the allowance for credit losses follows:

                                                    Nine months ended
                                             December 31,       December 31,
                                                 2002               2001
                                             ------------       ------------
                                                  (Dollars in Millions)
     Allowance for credit losses
        at beginning of period............      $     283          $     227
     Provision for credit losses..........            400                166

     Charge-offs..........................           (227)              (128)
       Recoveries.........................             24                 14
       Other adjustments..................            (14)               (10)
                                                ---------          ---------

     Allowance for credit losses
        at end of period..................      $     466          $     269
                                                =========          =========

The allowance for credit losses at December 31, 2002 increased $197 million or 73% from December 31, 2001, primarily due to an increase in the provision for credit losses for the three and nine months ended December 31, 2002 as compared with the same periods in fiscal 2002, partially offset by an increase in charge-offs. Charge-offs for the nine months ended December 31, 2002 increased $99 million, compared with the same period ended December 31, 2001. The increase in the provision and net charge-offs reflects the impact of increases in delinquencies and credit losses resulting from a number of factors including the effects of the Company's field restructuring, which has disrupted normal collection activities, increased average losses per vehicle resulting from the softening used car market, and continued economic uncertainty.

Additionally, increased delinquencies and credit losses can be attributed in part to changes in portfolio quality in connection with the national tiered pricing program. Under the national tiered pricing program, the Company generally will acquire contracts with higher yields to compensate for the potential increase in credit losses. The Company has also experienced a general increase in the average original contract term of retail and lease vehicle contracts originated in the nine months ended December 31, 2002, compared with the same period in fiscal 2002. The average lengths of retail and lease contracts originated during the nine months ended December 31, 2002 and 2001 were 55.3 months and 54.4 months, respectively. Historically, longer-term contracts experience higher credit losses.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 5 - Derivatives and Hedging Activities
-------------------------------------------

For the nine months ended December 31, 2002, the Company recognized a $322 million unfavorable derivative fair value adjustment calculated in accordance with Statement of Financial Accounting Standards Statement No. 133, "Accounting for Derivative Activities and Hedging Activities", and Statement of Financial Accounting Standards Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133", ("SFAS 133/138") (reported as derivative fair value adjustments in the Consolidated Statement of Income) ("Derivative Adjustment"). The net Derivative Adjustment reflects a $338 million unfavorable adjustment to the fair value of the Company's portfolio of option-based products and certain interest rate swaps which did not qualify for hedge accounting, partially offset by a $16 million favorable adjustment related to the ineffective portion of the Company's fair value hedges. The decrease in the fair value of the Company's option-based products and certain interest rate swaps was primarily due to a significant reduction in interest rates during the nine month period ended December 31, 2002. The increase in the unfavorable derivative adjustment for the nine months ended December 31, 2002, as compared with the same period ended December 31, 2001, was also due to a significant reduction in interest rates during the nine months ended December 31, 2002, as well as actions taken by the Company to protect interest rate margins.

For fair value hedging relationships where the Company has elected to apply hedge accounting, the gain or loss components of each derivative instrument and hedged item are included in the assessment of hedge effectiveness. The Company uses portfolio based derivatives to mitigate its exposure to volatility in interest rates, particularly LIBOR, and for liability management purposes. These products are not linked to specific assets and liabilities that appear on the balance sheet, and therefore, do not qualify for hedge accounting. The Company does not use any of these instruments for trading purposes. These derivative instruments which hedge interest rate risk from an economic perspective, for which the Company is unable to apply hedge accounting, are discussed more fully in the Company's March 2002 Form 10-K.

                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 6 - Notes and Loans Payable
--------------------------------

Notes and loans payable consisted of the following:

                                                December 31,         March 31,        December 31,
                                                    2002               2002               2001
                                                ------------        -----------       ------------
                                                             (Dollars in Millions)
Commercial paper, net....................           $  6,453           $  5,012           $  5,006
                                                    --------           --------           --------
Other debt,
   due in the fiscal years ending:
   2002..................................                  -                  -              1,043
   2003..................................                941              5,184              5,190
   2004..................................              6,800              5,360              5,350
   2005..................................              4,247              3,665              3,198
   2006..................................              4,641              2,885              1,700
   2007..................................              2,238              1,252              1,282
   Thereafter............................              5,664              2,632              2,732
                                                    --------           --------           --------
   Total other debt......................             24,531             20,978             20,495
                                                    --------           --------           --------
      Notes and loans payable............           $ 30,984           $ 25,990           $ 25,501
                                                    ========           ========           ========

Notes and loans payable at December 31, 2002, March 31, 2002 and December 31, 2001 reflect the Derivative Adjustment. The Company recorded a $322 million net unfavorable Derivative Adjustment during the nine months ended December 31, 2002. This Derivative Adjustment consisted of the following:

                                                   Nine Months Ended
                                                   December 31, 2002
                                                   -----------------
                                                 (Dollars in Millions)

Increase in derivative assets............                  $     887
Decrease in derivative liabilities.......                        609
Increase in fair value of
   debt portfolio........................                     (1,818)
                                                           ---------
Net unfavorable Derivative Adjustment....                  $    (322)
                                                           =========

Short-term borrowings consist of commercial paper having a weighted average remaining term and weighted average interest rate of 26 days and 1.38%, respectively, at December 31, 2002.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 6 - Notes and Loans Payable (Continued)
--------------------------------

Other debt includes certain domestic and euro medium-term notes ("MTNs"), euro bonds and domestic bonds. The weighted average interest rate on other debt was 3.17% for the nine months ended December 31, 2002 including the effect of interest rate swap agreements. The rates have been calculated using rates in effect at December 31, 2002, some of which are floating rates that reset periodically. The notional amount of notes and loans payable was $29.9 billion at December 31, 2002.

The Company manages interest rate risk through continuous adjustment of the mix of fixed and floating rate debt using option-based products and certain interest rate swap agreements on a portfolio level. At December 31, 2002, approximately 81% of other debt was covered by such instruments with a weighted average strike rate of 4.01%.

Included in notes and loans payable at December 31, 2002 were unsecured notes denominated in various foreign currencies. Concurrently with the issuance of these notes, the Company entered into cross currency interest rate swap agreements to convert these obligations into U.S. dollar obligations that, in aggregate, total a principal amount at maturity of $8.3 billion.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 7 - Sale of Retail Receivables and Valuation of Residual Interest
----------------------------------------------------------------------

TMCC maintains programs to sell retail receivables through the limited purpose subsidiaries Toyota Motor Credit Receivables Corporation ("TMCRC") and Toyota Auto Finance Receivables LLC ("TAFR"). TMCC services its securitized receivables and earns a servicing fee of 1% per annum on the total monthly outstanding principal balance of the outstanding receivables. On a subordinated basis, the limited purpose subsidiaries retain excess cash flows, certain cash deposits and other related amounts, which are held as restricted assets subject to limited recourse provisions. These restricted assets are not available to satisfy any obligations of the Company. The value of these restricted assets retained by the limited purpose subsidiaries is exposed to losses in receivables and such cash flows are available as credit support for senior securities. The exposure of these restricted assets exists until the associated securities are paid in full. Investors do not have recourse to other assets held by the Company for failure of obligors to pay amounts due.

In October 2002, TMCC sold to TAFR certain retail finance receivables totaling $1.5 billion that in turn were sold to a specific trust. The pretax gain resulting from the sale of retail receivables totaled approximately $39 million. The gain is included in investment and other income for the three and nine months ended December 31, 2002. The recorded gain on sale is dependent on the carrying amount of the assets at the time of the sale. The carrying amount is allocated between the assets sold and the retained interests based on their relative fair values at the date of the sale. The fair value of retained interests was estimated by discounting expected cash flows using management's best estimates and other key assumptions.

As part of the October 2002 transaction, TMCC entered into a revolving liquidity note agreement to fund shortfalls of principal and interest payments to senior security holders. The maximum aggregate amount available under the revolving liquidity note is $7.5 million. The trust will be obligated to repay amounts drawn, and interest will be accrued at 3.617% per annum. If TMCC's short-term unsecured debt rating falls below P-1 or A-1+ by Moody's or S&P, respectively, or if TMCC fails to fund any amount drawn under the revolving liquidity note, the trust is entitled to draw down the entire undrawn amount of the revolving liquidity note. Repayments of principal and interest due under the revolving liquidity note are subordinated to principal and interest payments to the senior security holders and, in some circumstances, to deposits into a reserve account.

The Company records its retained assets at fair value, which is estimated using a discounted cash flow analysis. The retained assets are not considered to have a readily available market value. Any excess of the carrying amount of the retained interest over its fair value results in an adjustment to the asset with a corresponding offset to unrealized gain. Unrealized gains, net of income taxes, related to the retained assets are included in comprehensive income. If management deems the excess between the carrying value and the fair value to be unrealizable, the asset is written down through current period earnings. Management evaluates the key economic assumptions used in the initial valuation of the retained assets and performs a subsequent review of those assumptions on a quarterly basis.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 7 - Sale of Retail Receivables and Valuation of Residual Interest
(Continued)
----------------------------------------------------------------------

In September 2002, the Company recognized $11 million in impairment losses related to retail finance receivables as a result of future expected credit losses exceeding original credit loss assumptions. The assumptions used to calculate expected credit losses per annum for outstanding securitization transactions were adjusted from 0.50% - 0.90% at March 31, 2002 to 0.68% - 0.94% at September 30, 2002. Impairment of retail finance receivables is due to increased credit losses on the sold portfolio, resulting from the same factors as those affecting the Company's owned portfolio, as previously discussed in Note 4 - Allowance for Credit Losses. No additional impairment other than as discussed above was recognized during the nine months ended December 31, 2002.

During the three months ended June 30, 2001, the Company recognized $47 million in losses due to the permanent impairment of assets retained in the sale of interests in finance lease receivables. The recognition of loss was in response to increased return rates and higher than anticipated losses per unit upon disposition of vehicles associated with its lease receivables. This experience resulted in the Company revising its return rate and loss per unit assumptions. No additional impairment other than as discussed above was recognized during the nine months ended December 31, 2001.


Note 8 - Related Party Transactions
-----------------------------------

As of December 31, 2002, there have been no material changes to the related party agreements or relationships as described in the Company's March 2002 Form 10-K. The table below summarizes amounts incurred or earned under such agreements or relationships for the following periods:

                                            Three Months Ended        Nine Months Ended
                                               December 31,              December 31,
                                            ------------------        -----------------
                                             2002       2001           2002       2001
                                            -------    -------        -------    ------
                                                        (Dollars in Millions)

  Credit support fees incurred.........     $    (3)   $    (3)       $   (10)   $   (9)
  Shared services reimbursement........         (10)       (14)           (31)      (40)
  Rent expense under facilities lease..          (1)        (1)            (3)       (4)
  Marketing, wholesale support,
       and other revenue...............          44         36            107        93
  Affiliate insurance premiums and
       commissions revenue.............           9          9             29        30
                                            -------    -------        -------    ------
    Total..............................     $    39    $    27        $    92    $   70
                                            =======    =======        =======    ======

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 9 - Commitments and Contingent Liabilities
-----------------------------------------------

Guarantees and Comfort Letters
------------------------------

TMCC has entered into guarantees or comfort letters on behalf of its subsidiaries and certain affiliates. The nature of the guarantees and comfort letters signed by TMCC is discussed more fully in the Company's June 30, 2002 Form 10-Q and March 31, 2002 Form 10-K. The outstanding balances of the commitments covered by the guarantees and comfort letters as of December 31, 2002 are summarized in the table below:

                                                                       Outstanding
                                                                        Balance of
                                                     Maximum           Liabilities
                                                   Commitment         underlying the
                                                     Amount           Commitment <F1>
                                                   ----------         ---------------
                                                       (Dollars in Millions)
 Guarantees:
     Toyota Credit Argentina S.A.
        ("TCA") offshore dollar bank loans          $      65               $       1
     Banco Toyota do Brasil, S.A.
        ("BTB") debt                                       30                      12
     Toyota Services de Venezuela, C.A.
        ("TSV") debt                                       38                      14
     Affiliate pollution control
         and solid waste disposal bonds                   206                     206

 Comfort Letters:
     Toyota Services de Mexico, S.A.,
         de C.V. ("TSM") credit facilities                 66                      31
     TSV office lease                                       1                       1
                                                    ---------               ---------
 Total guarantees and comfort letters               $     406               $     265
                                                    =========               =========

---------------
<F1> The outstanding balances underlying the commitments are liabilities of the respective subsidiaries or affiliates.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 9 - Commitments and Contingent Liabilities (Continued)
-----------------------------------------------

Subsidiary Guarantees
---------------------

TMCC would be required to perform on any outstanding guarantees on behalf of TCA, BTB and TSV, should the benefactor subsidiaries default on payments for any reason including but not limited to, financial insolvency, cross border payment restrictions, and other sovereign restrictions on off-shore payments. TMCC has entered into separate indemnity agreements with TCA and BTB. The indemnity agreements include reimbursement provisions whereby TMCC is entitled to reimbursement from the benefactor subsidiaries. The guarantee of TSV liabilities does not contain any such reimbursement provisions.

During the three months ended December 31, 2002, TMCC performed under its guarantee of TCA's outstanding off-shore debt and repaid $36 million of the outstanding balance and accrued interest thereon. The outstanding balance of the off-shore debt was accordingly reduced from $37 million to $1 million.


Subsidiary Comfort Letters
--------------------------

TMCC would be required to perform under the comfort letter signed on behalf of TSV should TSV be unable to make rental payments as a result of currency exchange controls imposed by the Venezuelan government. This comfort letter does not contain any reimbursement provisions.

Under the comfort letters signed on behalf of TSM, TMCC would be required to exercise its influence to induce TSM to meet all obligations under its credit facilities should TSM default on payments as a result of financial insolvency. This comfort letter does not contain any reimbursement provisions.

TMCC has not been required to perform under these comfort letters as of December 31, 2002.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 9 - Commitments and Contingent Liabilities (Continued)
-----------------------------------------------

Affiliate Bond Guarantees
-------------------------

TMCC would be required to perform under the affiliate bond guarantees in the event of any of the following:

a) payment of any installment of interest, principal, premium, if any, or purchase price on the bonds, is not made when the payment becomes due and payable;

b) the occurrence of certain events of bankruptcy involving the benefactor manufacturing facilities or TMCC;

c) failure by the benefactor manufacturing facilities to observe or perform any covenant, condition or agreement under the guarantees, other than as referred to in (a) above;

d) failure by the bond issuers to observe or perform any covenant, condition or agreement under the guarantees, other than as referred to in (a) above;

e) failure by TMCC to observe or perform any covenant, condition, agreement or obligation under the guarantees.

These guarantees include reimbursement provisions whereby TMCC is entitled to reimbursement by the benefactor manufacturing facilities for all principal and interest paid and fees incurred on behalf of the benefactor manufacturing facilities and to default interest on those amounts. TMCC has not been required to perform under any of these guarantees as of December 31, 2002.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 9 - Commitments and Contingent Liabilities (Continued)
-----------------------------------------------

Other Commitments
-----------------

In addition to the commitments previously discussed, TMCC has also entered into revolving forms of guaranteed or contingent arrangements, which are discussed more fully in the Company's June 30, 2002 Form 10-Q and March 31, 2002 Form 10-K. Commitments outstanding as of December 31, 2002 are summarized in the table below:

                                                            Outstanding
                                                             Balance of
                                       Maximum              Liabilities
                                      Commitment           underlying the
                                        Amount               Commitment
                                      ----------           --------------
                                           (Dollars in Millions)

ABS revolving liquidity notes         $       31               $        -
Revolving credit facilities
  with dealerships <F1>                    1,763                      800
                                      ----------               ----------
     Total                            $    1,794               $      800
                                      ==========               ==========

---------------
<F1> The outstanding balances underlying the commitments are liabilities of the respective dealerships.


TMCC has guaranteed the obligations of Toyota Motor Insurance Services, Inc. ("TMIS") relating to vehicle service agreements issued in certain states. These states require a letter of guaranty from TMCC to support the financial obligations of TMIS as a service contract provider. These guarantees have been given without regard to any security, but are limited to the duration of the agreements, which may have terms that range from 12 months to 84 months. The liability for these agreements is limited to the original manufacturer's suggested retail price for new vehicles and fair market value, at the time the agreement was issued, for used vehicles. Should TMIS become unable to satisfy its obligations related to these agreements, TMCC would be required to perform under the guarantees. As of December 31, 2002, TMIS has approximately 165,000 agreements guaranteed by TMCC. TMCC has not paid, and does not expect to pay, any amounts under these guarantees.

An operating agreement between TMCC and Toyota Credit de Puerto Rico Corporation ("TCPR") (the "Agreement"), provides that TMCC will make necessary equity contributions or provide other financial assistance TMCC deems appropriate to ensure that TCPR maintains a minimum coverage on fixed charges of 1.10 times such fixed charges in any fiscal quarter. The Agreement does not constitute a guarantee by TMCC of any obligations of TCPR. The fixed charge coverage provision of the Agreement is solely for the benefit of the holders of TCPR's commercial paper, and the Agreement may be amended or terminated at any time without notice to, or the consent of, holders of other TCPR obligations. No amounts have been funded under this agreement as of December 31, 2002.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 9 - Commitments and Contingent Liabilities (Continued)
-----------------------------------------------

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company's business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of December 31, 2002 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations.


Note 10- Lines of Credit/Standby Letters of Credit
---------------------------------------------------

To support its commercial paper program and general corporate purposes, TMCC maintains syndicated bank credit facilities with certain banks which totaled $4.2 billion, $3.5 billion and $3.5 billion, at December 31, 2002, March 31, 2002 and December 31, 2001, respectively. No loans were outstanding under any of these bank credit facilities as of December 31, 2002, March 31, 2002 or December 31, 2001.

TMCC maintains uncommitted lines of credit to facilitate and maintain letters of credit. Available lines of credit totaled $60 million, $61 million, and $85 million as of December 31, 2002, March 31, 2002 and December 31, 2001, respectively. Approximately $0.7 million, $0.5 million, and $0.5 million in letters of credit were outstanding as of December 31, 2002, March 31, 2002 and December 31, 2001, respectively.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 11 - Segment Information
-----------------------------

Financial results for the Company's operating segments are summarized below:

                                             At/For               At/For
                                       Three Months Ended    Nine Months Ended
                                          December 31,          December 31,
                                       ------------------    -----------------
                                        2002       2001       2002      2001
                                       -------    -------    -------   -------
                                                (Dollars in Millions)
Assets:

  Financing operations.............    $37,940    $32,846    $37,940   $32,846
  Insurance operations.............        882        762        882       762
  Eliminations/reclassifications...       (212)      (162)      (212)     (162)
                                       -------    -------    -------   -------
    Total assets...................    $38,610    $33,446    $38,610   $33,446
                                       =======    =======    =======   =======

Gross revenues:

  Financing operations.............    $ 1,032    $   929    $ 2,994   $ 2,767
  Insurance operations.............         48         44        144       139
                                       -------    -------    -------   -------
    Total gross revenues...........    $ 1,080    $   973    $ 3,138   $ 2,906
                                       =======    =======    =======   =======

Net income:

  Financing operations.............    $    83    $    53    $    41   $   103
  Insurance operations.............         10          9         27        30
                                       -------    -------    -------   -------
    Total net income...............    $    93    $    62    $    68   $   133
                                       =======    =======    =======   =======


                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


Note 12 - Subsequent Events
---------------------------

In January 2003, TMCC executed a comfort letter with a Mexican bank on behalf of TSM regarding a local bank credit facility. Under this comfort letter, TMCC would be required to exercise its influence to induce TSM to meet all obligations under the credit facility should TSM default on payments as a result of financial insolvency. This comfort letter does not contain any reimbursement provisions. This comfort letter allows TSM to borrow in local currency up to a maximum amount equivalent to $9.5 million. Maturities for bank loan advances range from one month to 36 months. This comfort letter will remain in effect for as long as the TSM loan is outstanding. The initial comfort letter may be extended for additional periods by mutual agreement between TMCC and the bank. No loans were outstanding under this comfort letter as of February 14, 2003.

In January 2003, $58 million of pollution control revenue bonds issued in connection with the Kentucky manufacturing facility of an affiliate were redeemed. TMCC made no payments under this guarantee and the guarantee for these bonds terminated upon the redemption of the bonds.

Additionally, in January 2003, a guarantee signed by TMCC on behalf of TCA, totaling $20 million in respect to TCA's offshore dollar bank loan, was terminated. The total maximum commitment covered by the TCA guarantees was accordingly reduced from $65 million to $45 million as of February 14, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The following table summarizes the Company's net income by business segment for the three and nine months ended December 31, 2002 and 2001:

                                       Three Months Ended     Nine Months Ended
                                          December 31,           December 31,
                                       ------------------     -----------------
                                         2002       2001        2002      2001
                                       -------    -------     -------   -------
                                                 (Dollars in Millions)
Net income:
  Financing operations..............     $  83      $  53       $  41     $ 103
  Insurance operations..............        10          9          27        30
                                         -----      -----       -----     -----
     Total net income...............     $  93      $  62       $  68     $ 133
                                         =====      =====       =====     =====

Net income from financing operations increased $30 million or 57% for the three months ended December 31, 2002 as compared with the same period in fiscal 2002 primarily due to higher levels of earning assets, increased investment and other income resulting from the gain on sale of retail receivables, lower termination losses and decrease in losses related to the Company's investment in TCA. These factors were partially offset by higher provision for credit losses attributed to overall increases in delinquencies and credit losses.

Net income from financing operations decreased $62 million or 60% for the nine months ended December 31, 2002 as compared with the same period in fiscal 2002. The decrease for the nine months ended December 31, 2002, is primarily due to a $191 million (net of income tax) unfavorable Derivative Adjustment, coupled with a higher provision for credit losses and a decrease in wholesale and dealer finance revenue resulting from the reduction in interest rates. These factors were partially offset by the combined effect of lower cost of funds, gains from sale of retail receivables, lower termination losses and increased retail and lease finance revenue.

The Derivative Adjustment is reported as derivative fair value adjustments in the Consolidated Statement of Income. The increase in the unfavorable Derivative Adjustment for the nine months ended December 31, 2002, as compared to the same period in fiscal 2002, is due to a significant reduction in interest rates during the nine months ended December 31, 2002, as well as actions taken by the Company to protect interest rate margins.

Net Income excluding the Derivative Adjustment is calculated as follows:

                                              Three Months Ended    Nine Months Ended
                                                 December 31,          December 31,
                                              ------------------    -----------------
                                               2002        2001      2002       2001
                                              ------      ------    ------     ------
                                                       (Dollars in Millions)

  Net Income..............................      $ 93        $ 62     $  68      $ 133
  Derivative Adjustment (net of income
    tax)..................................       (11)        (21)      191         12
                                                ----        ----     -----      -----
  Net Income excluding Derivative
    Adjustment (net of income tax)........      $ 82        $ 41     $ 259      $ 145
                                                ====        ====     =====      =====

Net income excluding the Derivative Adjustment (net of income tax) increased $41 million or 100% and $114 million or 79% for the three and nine months ended December 31, 2002, respectively, as compared with the same periods in fiscal 2002. The increase is primarily due to the combined effect of higher level of earning assets, lower cost of funds, increased investment and other income resulting from the gain on sale of retail receivables, decrease in losses related to the Company's investment in TCA and lower lease termination costs. These factors were partially offset by a higher provision for credit losses.

Net income has been presented for the three and nine month periods ended December 31, 2002 and 2001 in accordance with generally accepted accounting principles in the United States ("GAAP"), and also on a basis which excludes the effect of the Derivative Adjustment. Management believes that providing a calculation of net income excluding the effect of the Derivative Adjustment provides useful information to investors for the reasons explained below, and a more balanced representation of the Company's operating results. Management uses this measure when analyzing its core operating results.

The Company uses derivative instruments to help mitigate exposure to interest rate and currency fluctuations related to its debt portfolio, and to manage the relationship between the yield on earning assets and the cost to fund these assets. The Company does not use any of these instruments for trading purposes.

In accordance with GAAP, the effect of interest rate movements on portfolio-based derivative instruments and the ineffective portion of the Company's fair value hedge relationships must be included in the Company's financial results. However, the effect of interest rate movements on the Company's related earning assets is not included in the Company's financial results under current GAAP rules. Management believes that including in the Company's financial results the effect of interest rate movements on its portfolio-based derivative instruments and fair value hedges in accordance with GAAP, while not including any corresponding valuation adjustment related to earning assets, does not provide a complete picture of the economics of the Company's business and its operating performance. Therefore, the Company reports financial results, including the Derivative Adjustment in accordance with GAAP, as well as excluding the Derivative Adjustment.

Net income from insurance operations increased $1 million, or 11%, and decreased $3 million, or 10%, for the three and nine months ended December 31, 2002, respectively, as compared with the same periods in fiscal 2002. The decrease in net income for the nine months ended December 31, 2002 is primarily due to higher claim expense, resulting from an overall increase in loss experience, and a decrease in investment income, associated with the decline in interest rates. The increase for the three months ended December 31, 2002, is primarily due to increased insurance premiums and contract revenues partially offset by higher claims expense resulting from an overall increase in loss experience.


Earning Assets
--------------

The composition of the Company's net earning assets as of the balance sheet dates reported are summarized below:


                                        December 31,     March 31,    December 31,
                                            2002           2002           2001
                                        ------------   ------------   ------------
                                                   (Dollars in Millions)
Vehicle lease
 Investment in operating leases.........     $ 7,415        $ 7,215        $ 6,959
 Finance leases.........................       5,440          6,338          6,513
                                             -------        -------        -------
Total vehicle leases....................      12,855         13,553         13,472

Vehicle retail finance receivables......      16,004         13,409         13,498
Vehicle wholesale and other financing...       5,996          4,429          4,384
Allowance for credit losses.............        (466)          (283)          (269)
                                             -------        -------        -------
Total net earning assets <F1>...........     $34,389        $31,108        $31,085
                                             =======        =======        =======

--------------------

<F1> Excludes receivables sold through securitization transactions that qualify as a sale for legal and accounting purposes, but includes receivables sold through securitization transactions that qualify as a sale for legal but not accounting purposes, under the Financial Accounting Standards Board Statement No. 140,
"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of
Liabilities".


The Company's net earning assets increased $3.3 billion or 11% to $34.4 billion at December 31, 2002 from March 31, 2002 and $3.3 billion or 11% from December 31, 2001. Asset growth from March 31, 2002 and December 31, 2001 reflects higher retail and wholesale earning assets, partially offset by a small decline in vehicle lease earning assets. The increase in retail earning assets and corresponding increase in retail finance revenue from March 31, 2002 and December 31, 2001 resulted from increased volume, reflecting higher sales of Toyota and Lexus vehicles and increased market share.

Vehicle lease earning assets decreased $0.7 billion or 5% and $0.6 billion or 5% as of December 31, 2002 compared to March 31, 2002 and December 31, 2001, respectively, due to a general shift in programs sponsored by TMS from lease to retail as well as an industry-wide shift away from leasing. In addition to the overall decrease in vehicle lease earning assets, the composition of the vehicle lease portfolio has also changed, resulting in an increasing mix of operating leases relative to finance lease receivables. In October 1996, the Company created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as a lessor and to hold title to leased vehicles in specified states. The primary purpose of purchasing residual value insurance was to cause leases acquired by the Titling Trust to be classified as finance lease receivables rather than operating lease assets. The Company discontinued purchasing residual value insurance for operating lease assets in June 2001.

Wholesale and other earning assets increased $1.6 billion or 35% from March 31, 2002 and $1.6 billion or 37% from December 31, 2001 due to an increase in the number of dealers receiving wholesale financing and a corresponding increase in wholesale units financed. Though wholesale earning assets increased, wholesale revenue decreased for the nine months ended December 31, 2002 as compared with the same periods in fiscal 2002 primarily due to a decrease in the applicable interest rate index for wholesale loans.

The allowance for credit losses increased $183 million or 65% and $197 million or 73% from March 31, 2002 and December 31, 2001, respectively, reflecting increased delinquency experience and asset growth. The increased delinquency and credit loss experience is a result of a number of factors including the effects of the Company's field restructuring, which has disrupted normal collection activities, increased average losses per vehicle resulting from the softening used car market, and continued economic uncertainty. The physical migration of resources related to the restructuring of field operations is substantially complete; however, the Company continues to review and refine current processes and deploy additional resources and technology in an effort to improve operating efficiencies and to minimize the disruption of operations. The restructuring of field operations has adversely affected, and is expected to continue to adversely affect, delinquencies and credit losses at least through the first half of fiscal 2004.

Continued economic uncertainty could also continue to adversely affect delinquencies and credit losses in the near term. Additionally, increased delinquencies and credit losses can be attributed in part to changes in portfolio quality in connection with the national tiered pricing program. Under the national tiered pricing program, the Company generally will acquire contracts with higher yields to compensate for the potential increase in credit losses. The Company has also experienced a general increase in the average original contract term of retail and lease vehicle contracts in the nine months ended December 31, 2002, compared to the same period in fiscal 2002. Historically, longer-term contracts experience higher credit losses. The average lengths of retail and lease contracts originated during the nine months ended December 31, 2002 and 2001 were 55.3 months and 54.4 months, respectively.

The allowance for credit losses is evaluated quarterly, considering historical trends of repossession, charge-offs, recoveries and credit losses. In addition, portfolio credit quality, economic conditions and market conditions are monitored and taken into account. Management evaluates the foregoing factors and develops several potential loss scenarios and reviews allowance levels to determine whether reserves are considered adequate to cover the probable range of losses. The allowance for credit losses as of December 31, 2002 is considered by management to be appropriate in relation to the expected loss on the present owned portfolio.

The Company's vehicle retail and lease contract volume and finance penetration for the three and nine months ended December 31, 2002 and 2001 are summarized below:

                                            Three Months Ended    Nine Months Ended
                                               December 31,          December 31,
                                            ------------------    -----------------
                                             2002       2001       2002      2001
                                            -------    -------    -------   -------
Total contract volume:
   Vehicle retail.......................    154,000    178,000    518,000   484,000
   Vehicle lease........................     33,000     41,000    121,000   147,000
                                            -------    -------    -------   -------
Total...................................    187,000    219,000    639,000   631,000
                                            =======    =======    =======   =======

TMS sponsored contract volume:
   Vehicle retail.......................     46,000     57,000    133,000   117,000
   Vehicle lease........................      6,000      5,000     21,000    28,000
                                            -------    -------    -------   -------
Total...................................     52,000     62,000    154,000   145,000
                                            =======    =======    =======   =======

Market share (excluding fleet)<F1>:
   Vehicle retail.......................      31.1%      33.3%      32.4%     29.6%
   Vehicle lease........................       9.8%      10.9%      10.9%     13.4%
                                             -----      -----      -----     -----
Total...................................      40.9%      44.2%      43.3%     43.0%
                                             =====      =====      =====     =====

--------------------

<F1> Finance penetration represents penetration of Toyota and Lexus new vehicle financed sales to consumers, excluding sales of a private Toyota distributor. Previously, reported market share rates, including sales of the private Toyota distributor, were 37.9% and 36.8% for the three and nine months ended December 31, 2001, respectively.


The Company's retail contract volume increased during the nine months ended December 31, 2002, as compared with the same periods in fiscal 2002 reflecting higher levels of programs sponsored by TMS and higher sales of Toyota and Lexus vehicles. The retail finance portfolio includes contracts with original terms ranging from 24 to 72 months; the average original contract terms in the Company's finance portfolio were 57.4 months, 56.9 months and 55.8 months as of December 31, 2002, 2001 and 2000, respectively. The Company's retail contract volume decreased during the three months ended December 31, 2002, as compared with the same periods in fiscal 2002 reflecting lower levels of programs sponsored by TMS and increased competition from other lending sources.

The Company's lease contract volume decreased during the three and nine months ended December 31, 2002 as compared with the same periods in fiscal 2002, as demand for financing has shifted from leasing to retail loans. The Company's lease portfolio includes contracts with original terms ranging from 12 to 60 months; the average original contract term in the Company's lease portfolio was 46.8 months, 45.0 months and 42.2 months at December 31, 2002, 2001 and 2000, respectively.

Net Financing Revenues
----------------------

The Company's net financing revenues increased $65 million, or 22% and $41 million, or 6%, for the three and nine month periods ended December 31, 2002, respectively, as compared with the same periods in fiscal 2002. The increase for the three month period ended December 31, 2002 is primarily due to the combined effect of higher leasing and retail revenues and lower interest expense, partially offset by a less favorable Derivative Adjustment on the Company's debt and derivative portfolios. The increase for the nine month period ended December 31, 2002 resulted from the same positive factors partially offset by a $296 million increase in the unfavorable Derivative Adjustment as compared to the same period in fiscal 2002. The increase in the unfavorable Derivative Adjustment for the nine months ended December 31, 2002, as compared to the same period in fiscal 2002, was due to a significant reduction in interest rates during the nine months ended December 31, 2002, as well as actions taken by the Company to protect interest rate margins. The Company uses derivative contracts as part of its interest rate risk management program.


Depreciation on Leases
----------------------

The following table sets forth the items included in the Company's depreciation on leases for the three and nine months ended December 31, 2002 and 2001:

                                              Three Months Ended     Nine Months Ended
                                                 December 31,           December 31,
                                              ------------------     -----------------
                                               2002        2001       2002       2001
                                              ------      ------     ------     ------
                                                        (Dollars in Millions)
  Straight-line depreciation
     on operating leases..................    $  331      $  300     $  973     $  887
  Provision for
     residual value losses................        84         115        209        282
                                              ------      ------     ------     ------
     Total depreciation on leases.........    $  415      $  415     $1,182     $1,169
                                              ======      ======     ======     ======

Straight-line depreciation expense on operating leases increased $31 million, or 10% and $86 million or 10% for the three and nine months ended December 31, 2002 as compared with the same periods in fiscal 2002 due to an increase in average outstanding operating lease assets. Purchasing residual value insurance for leases acquired by the Titling Trust before June 2001 increased the ratio of finance lease receivables relative to operating lease assets.
The Company discontinued purchasing residual value insurance for operating lease assets acquired by the Titling Trust in June 2001. The Company expects a continued increase in straight-line depreciation expense as operating leases become a larger proportion of the Company's lease portfolio.

The Company is subject to residual value risk in connection with its lease portfolio. The Company's residual value exposure is a function of the number of off-lease vehicles returned for disposition and any shortfall between the net disposition proceeds and the estimated unguaranteed residual values on returned vehicles. If the market value of a leased vehicle at contract termination is less than its contract residual value, there is a higher probability that the vehicle will be returned to the Company. A higher rate of vehicle returns exposes the Company to a higher risk of residual value losses.

The Company maintains an allowance to cover estimated residual value losses related to unguaranteed residual values on its present owned portfolio. The allowance required to cover estimated residual value losses is evaluated quarterly, considering projected vehicle return rates and projected loss severity derived from historical and market information on used vehicle sales, trends in lease returns and new car markets, and general economic conditions. Management evaluates the foregoing factors and develops several potential loss scenarios and reviews allowance levels to determine whether reserves are considered adequate to cover the probable range of losses. The allowance for residual value losses is maintained in amounts considered by management to be appropriate in relation to the expected losses on the present owned portfolio. Upon disposal of the assets, the allowance for residual losses is adjusted for the difference between the net book value and the proceeds from sale. The allowance for residual value losses is included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet. The related provision expense is included in lease depreciation expense in the Consolidated Statement of Income.

Total unguaranteed residual values related to the Company's vehicle lease portfolio increased from approximately $6.9 billion to $7.2 billion between December 31, 2001 and December 31, 2002. The increase primarily resulted from the discontinuation of purchasing residual value insurance for operating leases acquired by the Titling Trust beginning in June 2001.

The provision for residual value losses decreased $31 million or 27% and $73 million or 26% for the three and nine months ended December 31, 2002, respectively, as compared with the same periods in fiscal 2002. The decrease in the provision reflects lower expected losses on the current owned portfolio resulting from a decline in scheduled lease maturities in the current year.

Residual losses decreased $11 million and $39 million for the three and nine months ended December 31, 2002, respectively, as compared with the same periods in fiscal 2002, primarily due to a decline in scheduled lease maturities for the three and nine months ended December 31, 2002, which was partially offset by an increase in average losses per vehicle. The increase in average losses per vehicle reflects the downward pressure placed on used vehicle prices resulting from industry-wide record levels of incentives on new vehicles, coupled with continued economic uncertainty. The current level of incentives in the new car market and resulting depression on used car prices is expected to continue into fiscal 2004.

The number of returned leased vehicles sold by the Company during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to terminate in the current period ("return rate") was 49% for the nine months ended December 31, 2002, as compared to 54% for the same period in fiscal 2002. The Company has taken action to reduce residual losses by developing strategies to increase dealer purchases of off-lease vehicles and expanding marketing of off-lease vehicles through Internet auctions to maximize proceeds on vehicles sold.


Interest Expense
----------------

Interest expense decreased $32 million, or 13% and $164 million or 20% during the three and nine months ended December 31, 2002, respectively, as compared with the same periods in fiscal 2002 primarily due to a decrease in the average cost of borrowings. The weighted average cost of borrowings was 2.94% and 4.36% for the nine months ended December 31, 2002 and 2001, respectively.

Insurance
---------

Insurance premiums earned and contract revenues recognized from insurance operations increased $4 million and $7 million during the three and nine months ended December 31, 2002, respectively, as compared with the same periods in fiscal 2002 primarily due to increased contract volume and a higher number of agreements in force.

Net income from insurance operations increased $1 million, or 11%, and decreased $3 million, or 10%, for the three and nine months ended December 31, 2002, respectively, as compared with the same periods in fiscal 2002. The decrease in net income for the nine months ended December 31, 2002 is primarily due to higher claim expense, resulting from an overall increase in loss experience, and a decrease in investment income, associated with the decline in interest rates. The increase for the three months ended December 31, 2002, is primarily due to increased insurance premiums and contract revenues partially offset by higher claims expense resulting from an overall increase in loss experience.


Investment and Other Income
---------------------------

The following table summarizes the Company's investment and other income for the three and nine months ended December 31, 2002 and 2001:

                                       Three Months Ended   Nine Months Ended
                                          December 31,         December 31,
                                       ------------------   -----------------
                                        2002        2001     2002       2001
                                       ------      ------   ------     ------
                                                (Dollars in Millions)
Investment income...............       $   22      $   20   $   64     $   74
Gains on assets sold............           39           -       72         30
Servicing fee income............           10           7       27         25
Loss on repurchases.............            -           -        -         (5)
                                       ------      ------   ------     ------
   Investment and other income..       $   71      $   27   $  163     $  124
                                       ======      ======   ======     ======


Investment income increased $2 million, or 10% for the three months ended December 31, 2002, as compared with the same period in fiscal 2002. The increase for the three months ended December 31, 2002, as compared with the same period in fiscal 2002, is primarily due to an increase in asset-backed securitization investment income resulting from a change in the composition of the asset-backed securitization portfolio from a mixture of lease and retail to primarily retail and different structuring mechanics relative to both. Additionally, the increase in investment income is due to an increase in insurance investment income resulting from an increase in the Company's insurance investment portfolio from December 31, 2001 to December 31, 2002, partially offset by a decrease in rates on portfolio investments.

Investment income decreased $11 million, or 15% for the nine months ended December 31, 2002, as compared with the same period in fiscal 2002, due to a decrease in asset-backed lease securitization investment income on funds held in reserve accounts related to transactions that have fully matured as of the end of fiscal 2002, coupled with a decrease in insurance investment income resulting from a decrease in rates on portfolio investments.

During the three and nine months ended December 31, 2002, the Company recognized $1 million and $3 million in impairment losses related to its insurance investment portfolio, resulting from an other-than-temporary decline in the fair value of certain insurance investments below the amortized cost basis, under the provisions of the Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The impairment loss is included in investment income for the three and nine months ended December 31, 2002. No impairment was recognized in the nine months ended December 31, 2001.

The Company recognized a $39 million gain on assets sold for the three months ended December 31, 2002. The Company did not enter into any asset-backed securitization transactions during the three months ended December 31, 2001.

The Company entered into two asset-backed securitization transactions that qualified as sales for legal and accounting purposes under SFAS 140 during the nine months ended December 31, 2002 as compared with one similar transaction during the nine months ended December 31, 2001. The $42 million or 140% increase in the gain on assets sold results from the increased number of asset-backed securitization transactions that qualified as sales for legal and accounting purposes under SFAS 140 during the nine months ended December 31, 2002 as compared with the same period in fiscal 2002. Gains recognized on asset-backed securitization transactions generally accelerate the recognition of income on lease and retail contracts, net of servicing fees and other related deferrals, into the period in which the assets are sold. Numerous factors can affect the timing and amounts of these gains, such as the type and amount of assets sold, market interest rates at the time of the asset sale, the structure of the sale, key assumptions used and other current financial market conditions.


Loss on Asset Impairment
------------------------

The Company performs a periodic review of the fair market value of assets retained in the sale of retail receivables and interests in finance lease receivables on a quarterly basis. The fair market value of these retained assets is impacted by management's and the market's expectations as to future residual losses, credit losses, discount rates and prepayment rates.

In September 2002, the Company recognized $11 million in impairment losses related to retail finance receivables as a result of future expected credit losses exceeding original credit loss assumptions. The assumptions used to calculate expected credit losses per annum for outstanding securitization transactions were adjusted from 0.50% - 0.90% at March 31, 2002 to 0.68% - 0.94% at September 30, 2002. Impairment of retail finance receivables is due to increased credit losses resulting from a number of factors including the effects of the Company's field restructuring, which has disrupted normal collection activities, increased average losses per vehicle resulting from the softening used car market, and continued economic uncertainty. Additionally, increased delinquencies and credit losses can be attributed in part to changes in portfolio quality in connection with the national tiered pricing program. Under the tiered pricing program, the Company generally will acquire contracts with higher yields to compensate for the potential increase in credit losses. The Company has also experienced a general increase in the average original contract term of retail vehicle contracts. Historically, longer-term contracts experience higher credit losses. No additional impairment other than as discussed above was recognized for the nine months ended December 31, 2002.

During the three months ended June 30, 2001, the Company recognized $47 million in losses due to the permanent impairment of assets retained in the sale of interests in finance lease receivables. The recognition of loss was in response to increased return rates and higher than anticipated losses per unit upon disposition of vehicles associated with its lease receivables. This experience resulted in the Company revising its return rate and loss per unit assumptions. No additional impairment other than as discussed above was recognized during the nine months ended December 31, 2001.


Losses Related to Argentine Investment
--------------------------------------

TMCC has executed guarantees totaling $65 million in respect to TCA's offshore U.S. dollar bank loans. Late in 2001, the Argentine government instituted a series of changes that led to political, economic and regulatory risks to Argentine businesses. The government has imposed foreign exchange controls restricting offshore payment transfers, and these controls are currently preventing TCA from sending payments on its offshore U.S. dollar loans out of Argentina. In February 2002, the Argentine government established measures to re-denominate the entire Argentine economy into pesos and has permitted the peso to float freely against other global currencies. This re-denomination policy adversely affected TCA's financial condition and its ability to fully satisfy its offshore U.S. dollar loans. As a result, in fiscal 2002 TMCC established a reserve of $26 million relating to TMCC's guaranty of TCA's offshore outstanding debt. The reserve was increased to $37 million at September 30, 2002. No additional reserve was recorded in the three months ended December 31, 2002.

During the three months ended December 31, 2002, TMCC performed under its guarantee of TCA's outstanding off-shore debt and repaid $36 million of the outstanding balance and accrued interest thereon. The outstanding balance of the off-shore debt was accordingly reduced from $37 million to $1 million.

Furthermore, in January 2003, a guarantee signed by TMCC on behalf of TCA, totaling $20 million in respect to TCA's offshore dollar bank loan, was terminated. The total maximum commitment covered by the TCA guarantees was accordingly reduced from $65 million to $45 million as of February 14, 2003.

Operating and Administrative Expenses
-------------------------------------

Operating and administrative expenses include costs incurred in connection with the opening of the Company's new customer service centers and dealer service support centers as part of the restructuring of the Company's field operations.

Restructuring charges and costs recognized during the three and nine months ended December 31, 2002 were $2.4 million and $9.0 million, respectively. Restructuring charges and costs recognized during the three and nine months ended December 31, 2001 were $5.7 million and $12.0 million, respectively. Expenses charged during the nine months ended December 31, 2002 were comprised of $3.6 million related to asset and facility costs and $5.4 million for other exit costs. The expenses charged in the nine months ended December 31, 2001 were comprised of $6.4 million related to employee separation costs, $1.6 million for asset and facility costs and $4.0 million for other exit costs.
At December 31, 2002, remaining restructuring and related charges to be recognized during fiscal 2003 are estimated to be $1.0 million. The physical restructuring of the Company's field operations is substantially complete.
The Company's field restructuring is discussed more fully in the Company's September 30, 2002 and June 30, 2002 Form 10-Q and March 31, 2002 Form 10-K.

During the field restructuring, the Company experienced an increase in delinquency and charge off rates resulting from the disruption of normal collection activities. While the physical migration of resources related to the restructuring of the field operations is substantially complete, the Company continues to review and refine current processes and deploy additional resources and technology in an effort to improve operating efficiencies and to minimize the disruption of operations; however, the restructuring of field operations has adversely affected, and is expected to continue to adversely affect, delinquencies and credit losses at least through the first half of fiscal 2004. Upon completion of the field restructuring and strategic deployment of resources and technology, the Company anticipates greater internal operating efficiencies and superior dealer and customer account management.

Provision for Credit Losses and Delinquency
--------------------------------------------

The Company maintains allowances to cover probable losses on its present owned portfolio resulting from the inability of customers to make required payments. The allowance for credit losses is evaluated quarterly, considering historical trends of repossession, charge-offs, recoveries and credit losses. In addition, portfolio credit quality, economic conditions and market conditions are monitored and taken into account. Management evaluates the foregoing factors and develops several potential loss scenarios and reviews allowance levels to determine whether reserves are considered adequate to cover the probable range of losses. The allowance for credit losses as of December 31, 2002 is considered by management to be appropriate in relation to the expected loss experience on the present owned portfolio.

An analysis of credit losses and the related allowance follows:

                                              Three Months Ended      Nine Months Ended
                                                 December 31,            December 31,
                                              ------------------      -----------------
                                               2002       2001         2002      2001
                                              -------    -------      -------   -------
                                                         (Dollars in Millions)
Allowance for credit losses at
  beginning of period....................     $   417    $   248      $   283   $   227

Provision for credit losses..............         151         65          400       166
Charge-offs..............................         (98)       (49)        (227)     (128)
Recoveries...............................           9          4           24        14
Other adjustments........................         (13)         1          (14)      (10)
                                              -------    -------      -------   -------

Allowance for credit losses at
  end of period <F1>.....................     $   466    $   269      $   466   $   269
                                              =======    =======      =======   =======

--------------------
<F1> Includes net losses on receivables sold through securitizations that qualify as a sale for legal but not accounting purposes, but excludes net losses on receivables sold through securitization transactions that qualify as a sale for legal and accounting purposes under SFAS 140.


                                                              December 31,
                                                           -------------------
                                                            2002        2001
                                                           -------     -------
                                                          (Dollars in Millions)

Annualized Net Credit Losses as a percentage
   of average earning assets <F1>...........                 0.83%       0.54%

Allowance for Credit Losses as a percentage
   of gross earning assets..................                 1.34%       0.86%

Aggregate balances at end of period
   for lease rentals and installments
   60 or more days past due <F2>............                $  260      $  198

Aggregate balances at end of period
   for lease rentals and installments
   60 or more days past due as a percentage
   of net investments in operating
   leases and gross receivables
   outstanding <F1> <F3>....................                 0.75%       0.63%

--------------------
<F1> Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures.  The information in the preceding table has not been adjusted to eliminate the effect of the growth of the Company's portfolio.
<F2> Aggregate balances for lease rentals and installments 60 or more days past due for December
31, 2001 was previously reported as $124 million.
<F3> Aggregate balances for lease rentals and installments 60 or more days past due as a percentage of net investments in operating leases and gross receivables outstanding for December
31, 2001 was previously reported as 0.39%.


The allowance for credit losses at December 31, 2002 increased $197 million or 73% from December 31, 2001, primarily due to an increase in the provision for credit losses for the three and nine months ended December 31, 2002 as compared with the same periods in fiscal 2002, partially offset by an increase in charge-offs. Charge-offs for the three and nine months ended December 31, 2002 increased $49 million and $99 million, compared with the same periods ended December 31, 2001. The increase in the provision and net charge-offs reflects the impact of increases in delinquencies and credit losses.

The Company believes that the increased delinquency and credit loss experience results from a number of factors including the effects of the Company's field restructuring, which has disrupted normal collection activities, increased average losses per vehicle resulting from the softening used car market, and continued economic uncertainty. While the physical migration of resources related to the restructuring of field operations is substantially complete, the Company continues to review and refine current processes and deploy additional resources and technology in an effort to improve operating efficiencies and to minimize the disruption of operations; however, the restructuring of field operations has adversely affected, and is expected to continue to adversely affect, delinquencies and credit losses at least through the first half of fiscal 2004. Management believes that the continued impact of the restructuring has been reasonably factored into the provision for credit losses.

Continued economic uncertainty could also continue to adversely affect delinquencies and credit losses in the near term. Additionally, increased delinquencies and credit losses can be attributed in part to changes in portfolio quality in connection with the national tiered pricing program. Under the national tiered pricing program, the Company generally will acquire contracts with higher yields to compensate for the potential increase in credit losses. The Company has also experienced a general increase in the average original contract term of retail and lease vehicle contracts originated in the nine months ended December 31, 2002, compared with the same period in fiscal 2002. The average lengths of retail and lease contracts originated during the nine months ended December 31, 2002 and 2001 were 55.3 months and 54.4 months, respectively. Historically, longer-term contracts experience higher credit losses. The trend toward longer-term contracts is reflective of industry trends.


Derivatives and Hedging Activities
----------------------------------

The Company maintains an overall risk management strategy that utilizes a variety of interest rate and currency derivative financial instruments to mitigate its exposure to fluctuations in interest rates and currency exchange rates. The Company does not use any of these instruments for trading purposes.

The Company enters into interest rate swaps, indexed note swap agreements and cross currency swap agreements to convert its fixed-rate debt to variable-rate U.S. dollar debt, a portion of which is converted back to fixed rates using option-based products and certain interest rate swaps.

The Company uses portfolio based derivatives to mitigate its exposure to volatility in interest rates, particularly LIBOR, and for liability management purposes. These products are not linked to specific assets and liabilities that appear on the balance sheet, and therefore, do not qualify for hedge accounting.

For the nine months ended December 31, 2002, the Company recognized a $322 million unfavorable Derivative Adjustment (reported as derivative fair value adjustment in the Consolidated Statement of Income). The net Derivative Adjustment reflects a $338 million unfavorable adjustment to the fair market value of the Company's portfolio of option-based products and certain interest rate swaps which did not qualify for hedge accounting, partially offset by a $16 million favorable adjustment related to the ineffective portion of the Company's fair value hedges. The decrease in the fair value of the Company's option-based products and certain interest rate swaps was primarily due to a significant reduction in interest rates during the nine month period ended December 31, 2002. The increase in the unfavorable Derivative Adjustment for the nine months ended December 31, 2002, as compared with the same period in fiscal 2002, was also due to a significant reduction in interest rates during the nine months ended December 31, 2002, as well as actions taken by the Company to protect interest rate margins.

Liquidity and Capital Resources
--------------------------------

The Company, in the normal course of business, is an active debt issuer and requires a substantial amount of funding to support the growth in earning assets. The objective of its liquidity management program is to ensure the Company has the ability to maintain access to the capital markets to meet its obligations and other commitments on a timely and cost-effective basis. Significant reliance is placed on the Company's ability to obtain debt and asset-backed securitization funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities. Debt issuances have generally been in the form of commercial paper, MTNs and bonds.

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under the Company's commercial paper programs ranged from approximately $4.7 billion to $6.5 billion during the nine months ended December 31, 2002, with an average outstanding balance of $5.7 billion.

For additional liquidity purposes, the Company maintains syndicated bank credit facilities with certain banks which aggregated $4.2 billion at December 31, 2002. No loans were outstanding under any of these bank credit facilities as of December 31, 2002. In addition, the Company maintains uncommitted lines of credit to facilitate and maintain letters of credit. Available lines of credit totaled $60 million as of December 31, 2002. Approximately $0.7 million in letters of credit was outstanding as of December 31, 2002.

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. Domestic and euro MTNs and bonds have provided the Company with significant sources of funding. During the nine months ended December 31, 2002, the Company issued approximately $6.5 billion of domestic and euro MTNs and bonds, all of which had original maturities of one year or more.

The original maturities of all MTNs and bonds outstanding at December 31, 2002 ranged from one year to ten years. As of December 31, 2002, the Company had total MTNs and bonds outstanding of $24.5 billion, of which $8.7 billion was denominated in foreign currencies.

The Company anticipates continued use of MTNs and bonds in both the United States and international capital markets. To provide for the issuance of MTNs and other debt securities in the U.S. capital market, the Company maintains a shelf registration with the SEC under which approximately $7.2 billion was available for issuance at January 31, 2003. Under the Company's euro MTN program, which provides for the issuance of debt securities in the international capital market, the maximum aggregate principal amount authorized to be outstanding at any time is $16.0 billion, of which $1.3 billion was available for issuance at January 31, 2003. The United States and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, the Company may issue bonds in the domestic and international capital markets that are not issued under its MTN programs.

Additionally, the Company uses its asset-backed securitization programs to generate funds for investment in earning assets as described in Note 7 - Sale of Retail Receivables and Valuation of Residual Interest. The Company maintains a shelf registration statement with the SEC relating to the issuance of asset-backed notes secured by, and certificates representing interests in, retail receivables. During the nine months ended December 31, 2002, the Company sold retail receivables totaling $3.1 billion in connection with securities issued under the shelf registration statement. As of January 31, 2003, approximately $1 billion remained available for issuance under the registration statement. The Company anticipates registering additional securities with the SEC via a shelf registration in the near future.

The Company's ratio of earnings to fixed charges was 1.73 for the three months ended December 31, 2002 as compared to 1.42 for the three months ended December 31, 2001. The increase in the ratio is primarily due to an increase in earnings, resulting from an increase in financing revenues and investment income, partially offset by an increase in provision for credit losses.

The Company's ratio of earnings to fixed charges was 1.17 for the nine months ended December 31, 2002 as compared to 1.27 for the nine months ended December 31, 2001. The decrease in the ratio is primarily due to a higher unfavorable Derivative Adjustment.

Cash flows provided by operating, investing and financing activities have been used primarily to support earning asset growth. Cash provided by the liquidation and sale of earning assets, totaling $27.6 billion for the nine months ended December 31, 2002 was used to purchase additional investments in operating leases and finance receivables, totaling $32.4 billion during the nine months ended December 31, 2002. Investing activities resulted in a net use of cash of $5.1 billion for the nine months ended December 31, 2002 as the purchase of additional earning assets exceeded cash provided by the liquidation and sale of earning assets. Net cash provided by operating activities totaled $2.4 billion for the nine months ended December 31, 2002 and net cash provided by financing activities totaled $2.8 billion during the nine months ended December 31, 2002. The Company believes that cash provided by operating and financing activities as well as access to domestic and international capital markets, the issuance of commercial paper, and asset-backed securitization transactions will provide sufficient liquidity to meet its future funding requirements.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
------------------------------------------------------------------------

This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company's beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "believe," "anticipate," "expect," "estimate," "project," "should," "intend," "will," "may" or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; the effect of the current political, economic and regulatory risk in Argentina, Mexico, Venezuela, Brazil and other Latin American and South American countries and the resulting effect on their economies and monetary and fiscal policies; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; changes in pricing due to the appreciation of the Japanese yen against the United States dollar; the effect of governmental actions; changes in tax laws; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the United States and international capital markets; the effects of any rating agency actions; increases in market interest rates; the continuation of factors causing increased delinquencies and credit losses; the changes in the fiscal policy of any government agency which increases sovereign risk, monetary policies exercised by the European Central Bank and other monetary authorities; increased costs associated with the Company's debt funding or restructuring efforts; the effect of any military action by or against the United States, as well as any future terrorist attacks, including any resulting effects on general economic conditions, consumer confidence and general market liquidity; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation; increased losses resulting from default by any dealers to which the Company has a significant credit exposure; default by any counterparty to a derivative contract; performance under any guaranty or comfort letter issued by the Company; and the ability of the Company's counterparties to perform under interest rate and cross currency swap agreements. The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor to assess the impact such risk factors might have on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. The Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

New Accounting Standards
------------------------

In June 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 is not expected to have a material impact on the Company's consolidated financial statements.

In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a perspective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company adopted the disclosure provisions of FIN 45 in the quarter ended December 31, 2002. Adoption of the initial recognition and measurement provisions of FIN 45 is not expected to have a material impact on its consolidated financial statements.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The implementation of SFAS 148 will not have a material impact on the Company's consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN 46 is not expected to have a material impact on the Company's consolidated financial statements because all securitization transactions are with entities that are qualifying special-purpose entities under SFAS 140 except for one transaction categorized as a collateralized borrowing which is already included in the Company's consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains an overall risk management strategy that uses a variety of interest rate and currency derivative financial instruments to mitigate its economic exposure to fluctuations in interest rates and currency exchange rates. The Company does not use any of these instruments for trading purposes. A detailed discussion of the Company's hedging program including strategies to mitigate market risk, interest rate risk, counter-party risk and operating risk is contained in the March 31, 2002 Form 10-K.


Value-At-Risk Methodology
-------------------------

The Company uses a value-at-risk methodology, in connection with other management tools, to assess and manage the interest rate risk of aggregated loan and lease assets and financial liabilities, including interest rate derivatives and option-based products. Value-at-risk represents the potential losses in fair value for a portfolio from adverse changes in market factors for a specified period of time and likelihood of occurrence (i.e. level of confidence). The Company's value-at-risk methodology incorporates the impact from adverse changes in market interest rates but does not incorporate any impact from other market changes, such as foreign currency exchange rates or commodity prices, which do not affect the value of the Company's portfolio. The value-at-risk methodology excludes changes in fair values related to investments in marketable securities and equipment financing as these amounts are not significant to the Company's total portfolio.

The value-at-risk methodology uses eight years of historical interest rate data to build a database of prediction errors in forward rates for a one-month holding period. These prediction errors are then applied randomly to current forward rates through a Monte Carlo process to simulate 500 potential future yield curves. The portfolio is then re-priced with these curves to develop a distribution of future portfolio values. Options in the portfolio are priced with current market implied volatilities and the simulated yield curves using the Black Scholes method. The lowest portfolio value at the 95% confidence interval is compared with the current portfolio value to derive the value-at-risk number.

The value-at-risk and the average value-at-risk of the Company's portfolio as of, and for the nine months ended, December 31, 2002 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:



                                                                    Average for the
                                                  As of            Nine Months Ended
                                            December 31, 2002      December 31, 2002
                                            -----------------      -----------------
Mean portfolio value.....................      $5,026 million         $4,415 million
Value-at-risk............................      $ 34.7 million         $ 43.8 million
Percentage of the mean portfolio value...         0.7%                   1.0%
Confidence level.........................        95.0%                  95.0%


The Company's calculated value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of the Company's portfolio of financial instruments during the year.

A reconciliation of the activity of the Company's derivative financial instruments for the nine months ended December 31, 2002 and 2001 is as follows:

                                                   Nine Months Ended December 31,
                                  -------------------------------------------------------------
                                     Cross
                                    Currency
                                    Interest        Interest                         Indexed
                                   Rate Swap       Rate Swap       Option-based     Note Swap
                                   Agreements      Agreements        Products       Agreements
                                  ------------    ------------     ------------    ------------
                                  2002    2001    2002    2001     2002    2001    2002    2001
                                  ----    ----    ----    ----     ----    ----    ----    ----
                                                      (Dollars in Billions)
Beginning notional amount.......  $7.8    $8.3    $29.6   $16.9    $6.1    $11.5   $0.2    $0.6

Add:
   New agreements...............   1.9     1.3      5.2    11.0     2.8      3.7      -     0.2

Less:

   Terminated agreements........     -       -      0.1       -       -      8.0    0.2     0.1
   Expired agreements...........   1.4     2.2      7.4     3.7     0.3      2.8      -     0.4
   Amortizing notionals.........     -       -      1.4       -       -        -      -       -
                                  ----    ----    -----   -----    ----     ----   ----    ----
Ending notional amount..........  $8.3    $7.4    $25.9   $24.2    $8.6    $ 4.4   $  -    $0.3
                                  ====    ====    =====   =====   =====    =====   ====    ====


Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and nine months periods ended December 31, 2002 and 2001, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 14, 2003 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.


ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Within the 90 days prior to the filing date of this quarterly report, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") evaluated the effectiveness of such disclosure controls and procedures in place pursuant to Rule 13a-14 of the Exchange Act. Based on the evaluation, the CEO and CFO concluded that such disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company's business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of December 31, 2002 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

           The exhibits listed on the accompanying Exhibit Index, on page 47, are filed as part of this report.

           (b)   Reports on Form 8-K

           The following report on Form 8-K was filed by the registrant during the quarter ended December 31, 2002:

           Date of Report          Item Reported
           -----------------       ---------------------
           October 30, 2002        Item 5. Other Events

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   February 14, 2003                    By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                      George E. Borst
                                                       President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


Date:   February 14, 2003                    By     /S/ JOHN F. STILLO
                                             -------------------------------
                                                      John F. Stillo
                                                    Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)

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

Date: February 14, 2003
                                                       By   /s/ GEORGE E. BORST
                                                       ------------------------
                                                            George E. Borst
                                                             President and
                                                        Chief Executive Officer

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

Date: February 14, 2003
                                                       By    /s/ JOHN F. STILLO
                                                       ------------------------
                                                            John F. Stillo
                                                          Vice President and
                                                        Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit                                                              Method
Number                           Description                        of Filing
-------                          -----------                        ---------



10.1       Description of Medium Term Notes *                         Filed
                                                                     Herewith

12.1       Calculation of Ratio of Earnings to Fixed Charges          Filed
                                                                     Herewith

15.1       Report of Independent Accountants                          Filed
                                                                     Herewith

23.1       Letter regarding unaudited interim financial               Filed
           information                                               Herewith


---------------------
*- Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.