Form 10-K
period 2003-03-31
TOYOTA MOTOR CREDIT CORP
filed 2003-06-23
CIK 834071

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended March 31, 2003
                                --------------
               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                 to
                                    ---------------    --------------
Commission file number  0-25175-01
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

Securities registered pursuant to Section 12(g) of the Act:
                                                        2.80% Fixed Rate
                                                        Notes due 2006

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
                                                        Yes     No  X
                                                                 ---    ---

As of April 30, 2003, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

                                    PART I

ITEM 1.   BUSINESS.


GENERAL
-------

Toyota Motor Credit Corporation ("TMCC") was incorporated in California in 1982 as a wholly-owned subsidiary of Toyota Motor Sales, USA, Inc. ("TMS") and commenced operations in 1983. TMS is an indirect wholly-owned subsidiary of Toyota Motor Corporation ("TMC"). On October 1, 2000, ownership of TMCC was transferred from TMS to Toyota Financial Services Americas Corporation ("TFSA"), a holding company wholly-owned by Toyota Financial Services Corporation ("TFSC"). TFSC, in turn, is a wholly-owned subsidiary of TMC.
TFSC was incorporated in July 2000 and is headquartered in Nagoya, Japan. The purpose of TFSC is to manage TMC's finance operations worldwide. TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services.

References herein to "TMCC" denote Toyota Motor Credit Corporation and references herein to "the Company" denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

The Company provides retail financing, wholesale financing, and certain other financial products and services to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchised dealers and their customers in the United States ("U.S.") (excluding Hawaii), the Commonwealth of Puerto Rico, Mexico, and Venezuela. Contracts purchased in Mexico and Venezuela are originated in each country's respective functional currency. Foreign currency risk related to the Company's international operations is considered insignificant given the small size of such foreign operations.

TMCC offers retail leasing to authorized Toyota and Lexus vehicle dealers and certain other domestic and import franchised dealers and their customers in the U.S. (excluding Hawaii). The Company also provides retail, lease and wholesale financing to industrial and other equipment dealers throughout the U.S. (excluding Hawaii). Financing is offered for various industrial and commercial products such as forklifts, light and medium-duty trucks, and electric vehicles. Assets, liabilities and results of operations related to transactions with industrial and other equipment dealers are combined with the vehicle related assets, liabilities and results of operations.

TMCC has eight wholly-owned subsidiaries; two of which provide retail and wholesale financing in Mexico and Venezuela, one of which is engaged in the insurance business, and three limited purpose subsidiaries formed primarily to acquire and securitize receivables. Additionally, one subsidiary acts as a holding company for a corporation providing retail and wholesale financing in the Commonwealth of Puerto Rico, and one subsidiary is an employee services company in Mexico.

In March 2003, the Company reorganized its Puerto Rican operations by incorporating a new subsidiary in the Commonwealth of Puerto Rico. The new corporation, Toyota Credit de Puerto Rico Corp. ("TCPR Corp."), is a wholly-owned subsidiary of TCPR Holdings, Inc. TCPR Holdings, Inc., a California corporation, was formerly known as Toyota Credit de Puerto Rico Corp. TCPR Corp. has taken over the operations formerly conducted by TCPR Holdings, Inc. TCPR Corp. provides retail and wholesale financing and certain other financial products and services to authorized Toyota and Lexus dealers and their customers in the Commonwealth of Puerto Rico.

The Company also holds minority interests in Banco Toyota Do Brasil ("BTB") and Toyota Credit Argentina S.A. ("TCA"). BTB provides retail, lease and wholesale financing to authorized Toyota vehicle dealers and their customers in Brazil. TMCC's 15% investment in BTB is accounted for using the cost method. The remaining interest in BTB is owned by TFSC. TMCC owns a 33% interest in TCA with the remaining interest owned by TFSA. Through January 2002 TCA provided retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. Due to adverse economic conditions experienced during and subsequent to January 2002, TCA ceased financing new business and is currently collecting on outstanding receivables. TMCC accounted for TCA using the equity method.

In fiscal 2002, TMCC wrote-off its investment in TCA due to adverse Argentine economic conditions. During fiscal 2003, TMCC performed under a guarantee of TCA's debt repaying $35 million of outstanding balances and accrued interest. TCA repaid the remaining principal and accrued interest in March 2003. As of March 31, 2003, TMCC's guarantees of TCA debt have been fully satisfied and the guarantees were terminated.

The Company completed the physical restructuring of its field operations in the U.S. during fiscal 2003. The branch offices of TMCC have been converted to serve primarily dealer financing needs including purchasing finance contracts from dealers, financing inventories, financing other dealer activities such as business acquisitions, facilities refurbishment, real estate purchases and working capital requirements, and providing information and support for TMCC finance and insurance products. Functions such as customer service, collections, lease termination, and administration of retail and lease contracts, have been transferred to three regional customer service centers which opened, or were expanded, during fiscal 2002 and 2003. Refer to the "Operating and Administrative Expenses" and "Provision for Credit Losses" sections of Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") for further discussion of related restructuring charges and the impact of the restructuring on operations and credit losses, respectively.

In June 2000, the Executive Committee of the Board of Directors of the Company approved a change in the Company's fiscal year-end from September 30 to March
31. This change resulted in a six-month transition period from October 1, 2000 through March 31, 2001 (the "transition period"). Results related to the transition period are included in this Form 10-K Report.

The Company's filings with the Securities Exchange Commission ("SEC") can be found on the SEC website (http://www.sec.gov). The SEC website contains reports, registration statements, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Company will make available, without charge, electronic or paper copies of its filings upon request.

Certain prior period amounts in this Form 10-K have been reclassified to conform to the current period presentation.


TOYOTA MOTOR SALES
------------------

TMS is the primary distributor of Toyota and Lexus vehicles in the U.S. (excluding Hawaii). Automobiles and light trucks sold by TMS during fiscal 2003 totaled 1.8 million units. For fiscal 2003, 2002, the six months ended March 31, 2001, and fiscal 2000, Toyota and Lexus vehicles accounted for approximately 10.4%, 9.8%, 9.8%, and 9.1%, respectively, of all retail automobile and light truck unit sales volume in the U.S.

The Company's business is substantially dependent upon the sale or lease of Toyota and Lexus vehicles and its ability to offer competitive financing in the U.S. Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, changes in the level of TMS sponsored financing programs, increased competition, changes in pricing of imported units due to currency fluctuations or other events, could impact the level of finance and insurance operations of the Company. To date, the level of the Company's operations has not been restricted by the level of sales of Toyota and Lexus vehicles.


SPONSORED FINANCING PROGRAMS
----------------------------

Certain lease and retail financing programs offered by the Company on vehicles and industrial equipment are subsidized by affiliates of the Company. TMS sponsors special lease and retail programs on certain new and used Toyota and Lexus vehicles that result in reduced monthly payments to qualified lease and retail customers. Toyota Material Handling, U.S.A., Inc. ("TMHU") subsidizes reduced monthly payments on certain Toyota industrial equipment to qualified lease and retail customers.

Support amounts received from TMS and TMHU in connection with these programs approximate the amounts required by TMCC to maintain yields at a level consistent with standard program levels. The level of sponsored program activity varies based on TMS' and TMHU's marketing strategies, economic conditions and level of vehicle sales. Support amounts received are earned over expected lease and retail installment contract terms. Revenues earned vary based on the mix of Toyota and Lexus vehicles, timing of programs and the level of support provided. Amounts earned on support received from TMS and TMHU totaled $144 million, $130 million, $57 million, and $112 million for fiscal 2003, 2002, the six months ended March 2001 and fiscal 2000, respectively. The Company also receives support for retail programs from Toyota and Lexus dealers or dealer associations. Amounts earned on such support totaled $20 million, $15 million, $7 million, and $13 million for fiscal 2003, 2002, the six months ended March 2001, and fiscal 2000, respectively.


SHARED SERVICES AGREEMENT
-------------------------

On October 1, 2000, following the transfer of TMCC ownership to TFSA, TMS and TMCC entered into a shared services agreement ("Shared Services Agreement"). The Shared Services Agreement covers certain technological and administrative services provided by each entity to the other, such as information systems support, leasing of facilities, and general corporate services.


EARNING ASSETS
--------------

The Company's earning assets are comprised primarily of finance receivables and investments in operating leases. Substantially all of the Company's retail and lease assets are originated in the U.S. (excluding Hawaii) and are principally sourced through Toyota and Lexus vehicle dealers. At March 31, 2003, approximately 25% of managed retail and lease assets were located in California and 8% in Texas. The concentration of the remaining retail and lease assets is relatively balanced throughout the other 47 serviced states. Any material adverse changes to California's or Texas' economy could have an adverse effect on the Company's financial condition and results of operations. At March 31, 2003, approximately 2% of the Company's total earning assets was located in the Commonwealth of Puerto Rico, Mexico, and Venezuela.

Wholesale and other dealer financing receivables totaled $5.6 billion or 16% of total earning assets at March 31, 2003. Wholesale and other dealer financing receivables include vehicle inventory financing, other vehicle and industrial equipment financing, revolving lines of credit, real estate loans, and working capital loans. The Company also provides financing to various large publicly-held dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale inventory, working capital, real estate, and business acquisitions. At March 31, 2003, the 25 largest aggregate outstanding dealer receivables, totaling $2.3 billion, represented 45% of total dealer receivables and 7% of total earning assets. Additionally, at March 31, 2003, the Company was committed to another $2.1 billion of which $1.3 billion was outstanding in funding under lines of credit to these 25 largest dealers or dealer groups. All of these receivables were current as of March 31, 2003.

Summary of Retail and Lease Earning Asset Activity
--------------------------------------------------

A summary of vehicle retail leasing and financing activity follows:

                                          Years                Six Months           Year
                                          Ended                  Ended              Ended
                                        March 31,               March 31,       September 30,
                                 ------------------------      ----------       -------------
                                   2003            2002           2001              2000
                                 --------        --------      ----------       -------------
Contract volume:
   Retail ....................     690,000         643,000          209,000          412,000
   Lease .....................     167,000         192,000          102,000          240,000
                                   -------         -------          -------          -------
      Total ..................     857,000         835,000          311,000          652,000
                                   =======         =======          =======          =======
Average amount financed:
   Retail ....................     $19,400         $19,000          $18,000          $17,600
   Lease .....................     $30,500         $30,000          $28,500          $25,500

Outstanding owned portfolio at
   period end ($Millions):
     Retail ..................     $15,873         $13,409           $9,030          $10,229
     Lease ...................     $12,675         $13,553          $13,426          $13,084
     Number of accounts.......   1,533,000       1,512,000        1,344,000        1,426,000



RETAIL FINANCING
----------------

The Company primarily purchases new and used vehicle and industrial equipment installment contracts from Toyota, Lexus and, to a lesser extent, other domestic and import franchised dealers. Installment contracts purchased are reviewed against the Company's credit standards. Thereafter, the Company has responsibility for contract collection and administration. The Company acquires security interests in the vehicles financed and generally can repossess vehicles if customers fail to meet contractual obligations. Substantially all of the Company's retail financings are non-recourse, which relieves the dealers from financial responsibility in the event of repossession. The terms of the Company's retail financing programs require customers to maintain physical damage insurance covering loss or damage to the financed vehicle or industrial equipment in an amount not less than the actual cash value of the vehicle or equipment. The Company is named as a loss payee. TMCC currently does not monitor ongoing insurance compliance as part of its customary servicing procedures for retail accounts. The Company may experience a higher risk of loss if customers fail to maintain the required insurance coverage.

Retail financing revenues contributed 30%, 26%, 22% and 23% to total financing revenues for fiscal 2003, 2002, the six months ended March 2001 and fiscal 2000, respectively. The Company's retail finance portfolio includes contracts with original terms ranging from 24 months to 72 months. The average original contract term in TMCC's retail finance portfolio was 57 months, 57 months, 56 months, 56 months at March 31, 2003, 2002, 2001 and 2000, respectively.

RETAIL LEASING
--------------

The Company primarily purchases new vehicle, industrial and other equipment lease contracts originated through Toyota, Lexus, and to a lesser extent, other domestic and import dealers. Lease contracts purchased are reviewed against the Company's credit standards after which the Company assumes ownership of the leased vehicles or industrial equipment and is generally permitted to take possession of such vehicles or industrial equipment upon lessee default. The Company is responsible for contract collection and administration during the lease period. The Company is also responsible for the unguaranteed residual value of the vehicle or equipment if the vehicle or equipment is not purchased by the lessee or dealer at lease maturity. Returned vehicles are sold to dealers through a network of auction sites located throughout the U.S. as well as through the internet. Industrial or other equipment returned by the lessee or dealer is sold through authorized Toyota industrial equipment dealers using a bidding process. The Company's lease contracts require lessees to maintain physical damage insurance covering loss or damage to the leased vehicle and equipment in an amount not less than the actual cash value of the vehicle or equipment. The Company is named as a loss payee. TMCC monitors ongoing insurance compliance only in vicarious liability states. The Company may experience a higher risk of loss if customers fail to maintain the required insurance coverage.

Leasing revenues contributed 66%, 69%, 71% and 72% to total financing revenues for fiscal 2003, 2002, the six months ended March 2001 and fiscal 2000, respectively. The Company's vehicle lease portfolio includes contracts with original terms ranging from 24 to 60 months. The average original contract term in TMCC's lease portfolio was 47 months, 45 months, 43 months, 41 months at March 31, 2003, 2002, 2001 and 2000, respectively.

In October 1996, TMCC created Toyota Lease Trust, a Delaware business trust (the "Titling Trust"), to act as lessor and to hold title to leased vehicles in specified states in connection with a lease securitization program. Lease contracts purchased by the Titling Trust from Toyota and Lexus dealers are serviced by TMCC in the same manner as contracts owned directly by the Company. The Company holds an undivided trust interest in lease contracts owned by the Titling Trust, and these lease contracts are included in the Company's lease assets unless and until such time as the beneficial interests in the contracts are transferred in a securitization transaction.


NATIONAL TIERED/RISK BASED PRICING PROGRAM
------------------------------------------

The Company completed the roll-out of a national tiered/risk based pricing program for both retail and lease vehicle contracts as of March 31, 2001. The objective of this program is to better match credit risk with contract rates charged to allow the Company to purchase contracts with a wider range of risk levels. Implementation of this program has contributed to increased average contract yields and increased credit losses in connection with purchases of certain higher risk contracts.


WHOLESALE FINANCING
-------------------

The Company provides wholesale financing for inventories of new and used Toyota, Lexus and other vehicles; and industrial equipment. Wholesale financing is provided to qualified Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchised dealers. The Company acquires security interests in vehicles financed at wholesale, and such financings are generally backed by corporate or individual guarantees from, or on behalf of, participating dealers or dealer groups. In the event of dealer default, the Company has the right to liquidate any assets acquired and seek legal remedies pursuant to the guarantees.

TMCC and TMS entered into an Amended and Restated Repurchase Agreement. This agreement states that TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of dealer default. The Company also entered into similar agreements with TMHU and other domestic and import manufacturers.

A summary of vehicle wholesale financing activity follows:

                                          Years             Six Months        Year
                                          Ended                Ended          Ended
                                        March 31,            March 31,    September 30,
                                  ---------------------     ----------    -------------
                                    2003         2002          2001            2000
                                  --------     --------     ----------    -------------
Dealer financing volume
   ($Millions).................    $23,653      $18,898         $8,608          $13,950
Outstanding portfolio at
   period end ($Millions)<F1>..     $3,791       $2,199         $2,490           $1,362
Average amount financed
   per vehicle.................    $23,600      $23,700        $23,700          $22,500

------------------
<F1> Outstanding portfolio figures previously included revolving lines of credit provided to dealers, which are now reported under other dealer financing below.


OTHER DEALER FINANCING
----------------------

The Company extends term loans and revolving lines of credit to dealers for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and usually are secured by the personal or corporate guarantees of the dealers or dealerships. The Company also provides financing to various large publicly-held dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions. While the majority of these loans are secured, approximately 25% is unsecured. Adverse changes in the business or financial condition of a dealer or dealer group to whom the Company has extended a substantial amount of financing or commitments, in particular when the financing is unsecured or not secured by realizable assets, could result in a material adverse effect on the Company's financial condition and results of operations.

Wholesale and other dealer financing revenues contributed 4%, 5%, 7%, and 5% to total financing revenues for fiscal 2003, 2002, the six months ended March 2001 and fiscal 2000, respectively.


FUNDING
-------

The Company supports growth in earning assets through funding obtained in the capital markets as well as funds provided by operating activities. Capital market funding has generally been in the form of commercial paper, domestic and euro medium-term notes and bonds, and transactions through the Company's securitization programs ("funding programs").

The Company uses a variety of derivative instruments to manage interest rate and foreign exchange exposures arising from the relationship between the Company's funding programs and earning asset portfolio. These derivative instruments include interest rate swaps, cross currency interest rate swaps, and option-based products such as interest rate caps. The Company does not use derivative instruments for trading purposes.

CREDIT SUPPORT AGREEMENTS
-------------------------

To support funding efforts, credit support agreements were established between the Company and its parent(s). Under the terms of a credit support agreement between TMC and TFSC ("TMC Credit Support Agreement"), TMC agreed to:
1) maintain 100% ownership of TFSC; 2) cause TFSC and its subsidiaries to have a net worth of at least Japanese yen 10 million, equivalent to $84,681 U.S. dollars at March 31, 2003; and 3) make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended. The agreement is not a guarantee by TMC of any securities or obligations of TFSC.

Under the terms of a similar credit support agreement between TFSC and TMCC ("TFSC Credit Support Agreement"), TFSC agreed to: 1) maintain 100% ownership of TMCC; 2) cause TMCC and its subsidiaries to have a net worth of at least U.S. $100,000; and 3) make sufficient funds available to TMCC so that TMCC will be able to service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper (collectively, "TMCC Securities"). The agreement is not a guarantee by TFSC of any TMCC Securities or other obligations of TMCC. The TMC Credit Support Agreement and the TFSC Credit Support Agreement are governed by, and construed in accordance with, the laws of Japan. TMCC Securities do not include the securities issued by securitization trusts in connection with TMCC's securitization programs.

Holders of TMCC Securities have the right to claim directly against TFSC and TMC to perform their respective obligations under the credit support agreements by making a written claim together with a declaration to the effect that the holder will have recourse to the rights given under the credit support agreement. If TFSC and/or TMC receives such a claim from any holder of TMCC Securities, TFSC and/or TMC shall indemnify, without any further action or formality, the holder against any loss or damage resulting from the failure of TFSC and/or TMC to perform any of their respective obligations under the credit support agreements. The holder of TMCC Securities who made the claim may then enforce the indemnity directly against TFSC and/or TMC.

During fiscal 2001, TMCC and TFSC entered into a credit support fee agreement ("Credit Support Fee Agreement"). The Credit Support Fee Agreement requires TMCC to pay to TFSC a semi-annual fee equal to 0.05% per annum of the weighted average outstanding amount of TMCC's Securities entitled to credit support.

TMC files periodic reports and other information with SEC, which can be read and copied at the public reference facilities maintained by the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such material may also be obtained by mail from the Public Reference Section of the SEC, at 450 Fifth Street, N.W., Room 1200, Washington, D.C. 20549 at prescribed rates. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330.


INSURANCE
---------

Toyota Motor Insurance Services, Inc. ("TMIS"), a wholly-owned subsidiary of TMCC, conducts an insurance agency brokerage business in the U.S. The principal activities of TMIS and its wholly-owned insurance company subsidiaries include marketing, underwriting, and claims administration related to covering certain risks of Toyota, Lexus, and affiliated vehicle dealers and their customers. TMIS also provides coverage and related administrative services to certain affiliates.

The primary business of TMIS consists of issuing vehicle service agreements ("VSA") and guaranteed auto protection agreements sold to customers by or through Toyota and Lexus vehicle dealers, and certain other domestic or import vehicle dealers. Substantially all of the business conducted by TMIS is tied to the sale of vehicles by related Toyota and Lexus vehicle dealers and certain other domestic or import vehicle dealers. In addition, TMIS obtains a significant amount of VSA business through providing limited warranty coverage to TMS on pre-owned vehicles. Changes in the volume of vehicle sales, changes in vehicle dealers' utilization of programs offered by TMIS, or changes in the level of coverage purchased by TMS, could materially impact the level of TMIS operations. Pretax income from insurance operations contributed 21%, 16%, 41% and 22% to total income before income taxes and cumulative effect of change in accounting principle for fiscal 2003, 2002, the six months ended March 2001, and fiscal 2002, respectively.


COMPETITION
-----------

The Company's primary competitors for retail leasing and financing are commercial banks, savings and loan associations, credit unions, finance companies and other captive automobile finance companies. Commercial banks and other captive automobile finance companies are the Company's primary competitors for wholesale financing and other dealer financing. Competition for the principal products and services provided through the insurance operations is primarily from national and regional independent service contract providers.


REGULATORY ENVIRONMENT
----------------------

The finance and insurance operations of the Company are regulated under both federal and state law. A majority of states have enacted legislation establishing licensing requirements to conduct retail and other finance and insurance activities. Most states also impose limits on the maximum rate of finance charges. In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on the Company's operations in these states if the Company were unable to pass on increased interest costs to its customers. In addition, state laws differ as to whether anyone suffering injury to person or property involving a leased vehicle may bring an action against the owner of the vehicle merely by virtue of that ownership. To the extent that applicable state law permits such an action, the Company may be subject to liability to such an injured party. However, the laws of most states either do not permit such suits or limit the lessor's liability to the amount of any liability insurance that the lessee was required under applicable law to maintain (or, in some states, the lessor was permitted to maintain), but failed to maintain. The Company's lease contracts contain provisions requiring the lessees to maintain levels of insurance satisfying applicable state law, and the Company maintains certain levels of contingent liability insurance for protection from catastrophic claims. TMCC monitors ongoing insurance compliance only in certain vicarious liability states and not all states. The Company encounters higher risk of loss if the customers fail to maintain the required insurance coverage.

The Company's operations are also subject to regulation under federal and state consumer protection and privacy statutes. The Company continually reviews its operations for compliance with applicable laws. Future administrative rulings, judicial decisions and legislation may require modification of the Company's business practices and documentation.

EMPLOYEE RELATIONS
------------------

At April 30, 2003, the Company had approximately 2,700 full-time employees. The Company considers its employee relations to be satisfactory.


SEGMENT INFORMATION
-------------------

Financial information regarding industry segments is set forth in Note 17 - Segment Information of the Notes to Consolidated Financial Statements.


ITEM 2.   PROPERTIES.

The Company's finance and insurance operations are headquartered in Torrance, California. The Company plans to relocate to a new headquarters location in the TMS headquarters complex, also in Torrance, California, in fiscal year 2004.

During fiscal 2003, the Company completed the physical restructuring of its field operations in the U.S. Field operations for both finance and insurance are now located in three regional customer service centers ("CSC"), three regional management offices and 30 dealer sales and service offices ("DSSO") in cities throughout the U. S. Two of the DSSOs share premises with the regional customer services centers. Two of the regional management offices share premises with DSSO offices. The Central region CSC is located in Cedar
Rapids, Iowa. The Western region CSC is located in Chandler, Arizona. The Eastern region CSC is located in Owings Mills, Maryland. The Company also has offices in the Commonwealth of Puerto Rico, Venezuela and Mexico. The office in Mexico is shared with a TMS subsidiary. All premises are occupied under lease.


ITEM 3.   LEGAL PROCEEDINGS.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company's business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of March 31, 2003 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events.
The Company cautions that its discussion of legal proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

TMCC is a wholly-owned subsidiary of TFSA and, accordingly, all shares of the Company's stock are owned by TFSA. There is no market for TMCC's stock.

Dividends are declared and paid by the Company as determined by its Board of Directors. During fiscal 2003, no dividends were declared or paid. During fiscal 2002, the Company's Board of Directors declared and paid a cash dividend of $4 million. No dividends had previously been declared or paid.

ITEM 6.   SELECTED FINANCIAL DATA.

                                       Years          Six Months             Years
                                       Ended           Ended                 Ended
                                      March 31,       March 31,           September 30,
                                 -----------------    ---------   ----------------------------
                                  2003       2002       2001       2000       1999       1998
                                 ------     ------    ---------   ------     ------     ------
                                                    (Dollars in Millions)
INCOME STATEMENT DATA

Financing Revenues:

Leasing.........................$ 2,522    $ 2,479     $ 1,246    $ 2,402    $ 2,397    $ 2,595
Retail financing................  1,136        917         390        768        645        531
Wholesale and other
   dealer financing.............    172        186         124        182        123        114
                                 ------     ------      ------     ------     ------     ------
Total financing revenues........  3,830      3,582       1,760      3,352      3,165      3,240
Depreciation on leases..........  1,626      1,580         753      1,440      1,664      1,681
Interest expense................    832      1,030         726      1,289        940        994
Derivative fair value
   adjustments..................    335        (38)         23          -          -          -
                                 ------     ------      ------     ------     ------     ------
Net financing revenues..........  1,037      1,010         258        623        561        565

Insurance premiums earned and
   contract revenues............    168        155          68        138        122        112
Investment and other income.....    212        136         105         25         69         79
                                 ------     ------      ------     ------     ------     ------
Net financing revenues
   and other revenues...........  1,417      1,301         431        786        752        756
                                 ------     ------      ------     ------     ------     ------
Expenses:
Operating and administrative....    540        529         236        400        376        323
Losses related to Argentine
   Investment...................      9         31           -          -          -          -
Provision for credit losses.....    604        263          89        135         83        127
Insurance losses and loss
   adjustment expenses..........     87         76          35         81         63         55
                                 ------     ------      ------     ------     ------     ------
Total expenses..................  1,240        899         360        616        522        505
                                 ------     ------      ------     ------     ------     ------
Income before equity in net
   loss of subsidiary, provision
   for income taxes and
   cumulative effect of change
   in accounting principle......    177        402          71        170        230        251
Equity in net loss of
   subsidiary...................      -          -           -          1          -          -
Provision for income taxes......     67        159          27         65         98        107
                                 ------     ------      ------     ------     ------     ------

Income before cumulative effect
  of change in accounting
  principle.....................    110        243          44        104        132        144

Cumulative effect of change in
  accounting principle, net of
  tax benefits..................      -          -          (2)         -          -          -
                                 ------     ------      ------     ------     ------     ------

Net Income......................$   110    $   243     $    42    $   104    $   132    $   144
                                 ======     ======      ======     ======     ======     ======






                                      March 31,                   September 30,
                            ----------------------------  ----------------------------
                              2003      2002      2001      2000      1999      1998
                            --------  --------  --------  --------  --------  --------
                                              (Dollars in Millions)
BALANCE SHEET DATA

Finance receivables, net..  $ 26,477  $ 23,477  $ 19,216  $ 18,168  $ 13,856  $ 11,521
Investments in operating
  leases, net.............  $  8,017  $  7,631  $  7,409  $  7,964  $  8,605  $  9,765
Total assets..............  $ 39,233  $ 34,260  $ 29,214  $ 28,036  $ 24,578  $ 23,225
Notes and loans payable...  $ 32,099  $ 27,026  $ 22,194  $ 21,098  $ 18,565  $ 17,597
Capital stock.............  $    915  $    915  $    915  $    915  $    915  $    915
Retained earnings.........  $  1,930  $  1,820  $  1,581  $  1,539  $  1,435  $  1,303



                                                             As of/for the
                                  --------------------------------------------------------------
                                         Years          Six Months              Years
                                         Ended            Ended                 Ended
                                       March 31,         March 31,           September 30,
                                  ------------------    ----------   ---------------------------
                                   2003        2002       2001        2000      1999       1998
                                  ------      ------    ----------   ------    ------     ------
                                                        (Dollars in Millions)


KEY FINANCIAL DATA

Ratio of earnings to
   fixed charges...........         1.21        1.39       1.10        1.13      1.24       1.25
Debt to Equity.............        11.21        9.82       8.83        8.53      7.85       7.89
Return on Assets...........          .30%        .77%       .15%        .40%      .55%       .67%
Return on Equity...........         3.92%       9.23%      1.68%       4.30%     5.74%      6.68%
Allowance for credit
   losses as a percent
   of gross earning
   assets <F2>.............         1.50%        .90%       .85%        .87%      .90%      1.02%
Net credit losses as a
   percent of average
   earning assets <F1><F2>           .99%        .59%       .44%        .39%      .40%       .51%
Over-60 day delinquencies..
   as a percentage of gross
   earning assets <F1>.....          .56%        .71%       .26%        .25%      .17%       .15%

---------------------------
<F1> Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures.  The information in the preceding table has not been adjusted to eliminate the effect of the growth of the Company's portfolio.
<F2> For purposes of this table, "earning assets" include earning assets and repossessed collateral.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


CRITICAL ACCOUNTING POLICIES
----------------------------

The Company has identified the policies below as critical to the Company's business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") where such policies affect reported and expected financial results. The evaluation of the factors used in determining each of the Company's critical accounting policies involves significant assumptions, complex analysis, and management judgment. Changes in the evaluation of these factors may significantly impact the consolidated financial statements. Different assumptions or changes in economic circumstances could result in additional changes to the determination of the allowance for credit losses, the determination of impairment of residual values, the valuation of the Company's retained interests in securitizations and derivatives, and its results of operations and financial condition.

Determination of the Allowance for Credit Losses
------------------------------------------------

The Company maintains an allowance for credit losses to cover probable losses on its owned portfolio resulting from the failure of customers to make required payments. The Company's owned portfolio includes securitized receivables that do not qualify for sale treatment under Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). The allowance is evaluated at least quarterly, considering a variety of factors and assumptions to determine whether reserves are considered adequate to cover probable losses.

Evaluation of the appropriateness of the allowance is based on several factors and assumptions. These factors and assumptions include: (1) segmentation of loan pools based on common loan and/or risk characteristics;
(2) identification and interpretation of various portfolio and economic indicators such as unemployment and personal bankruptcy rates that management believes are key to estimating expected credit losses; and (3) consideration of historical delinquency and loss analysis and trends. Additionally, management modifies its evaluation as the assumptions in the underlying analyses and the credit environment change. The estimate of expected credit losses is based upon information available at the reporting date.

In analyzing the allowance for credit losses, management also reviews trends it considers systemic in nature. These systemic trends include, but are not limited to, changes in economic conditions, used vehicle prices, and consumer behavior. In addition, management reviews certain trends specific to the Company such as asset growth, the Company's field restructuring, tiered/risk based pricing, and longer term financing. Management monitors changes in these factors and takes them into consideration in the evaluation of the allowance for credit losses.

For evaluation purposes, exposures to credit losses are first segmented into the two primary categories of "consumer" and "dealer". The Company's consumer portfolio consists of smaller balance homogeneous financing contracts. The consumer portfolio is evaluated using statistical and other forecasting methodologies, such as net flow rate analysis, credit risk grade/tier segmentation analysis, time series regression analysis, and vintage analysis.

Loans related to wholesale and other dealer financing are subdivided into loan-risk pools, which are determined based on the risk characteristics of the loans (i.e. secured, unsecured, syndicated, etc.) and/or a proprietary internal risk rating process, or by reference to third party risk rating sources. Estimated loss percentages are applied to these loan-risk pools to arrive at estimated losses. In addition, field operations management is consulted each quarter to determine if there are any specific loans that are considered impaired. If any such loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool and monitored separately.

Analyzing the exposure to credit losses involves a high degree of judgment. As a result, actual losses could be significantly different than expected losses. The allowance established for expected credit losses at March 31, 2003 is considered by management to be appropriate to cover probable losses.

Collection activity on delinquent accounts is terminated when it has been determined that payments due will not be received and the related collateral is either repossessed and sold or cannot be recovered. Any shortfalls between proceeds received and the amounts due from customers are charged against the allowance. Any recoveries are credited to the allowance. The allowance related to the Company's earning assets is included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet. The related provision expense is included in the provision for credit losses in the Consolidated Statement of Income.

Determination of Impairment of Residual Values
----------------------------------------------

The Company has a substantial vehicle lease portfolio. The Company is exposed to risk of loss on the disposition of vehicles at lease maturity to the extent that net disposition proceeds are not sufficient to cover the carrying value of leased assets. At origination, the contractual residual values associated with leased vehicles represent the estimated market value of the assets at lease maturity. Generally accepted accounting principles ("GAAP") require that if the value of the residual declines and such decline is considered other than temporary, the residual is written down to its estimated net realizable value through an impairment charge in the year such determination is made.

The Company performs periodic evaluations of the carrying value of leased assets to determine if impairment of residual values has occurred. Factors considered in this evaluation include projected vehicle return rates, historical trends, market information on new and used vehicle sales, and general economic conditions. In accordance with GAAP, adjustments are made to the carrying value of leased assets when management concludes that the decline in residual value is other than temporary. Impairment charges are included in depreciation expense in the Consolidated Statement of Income.

Analyzing the carrying value of leased assets involves a high degree of judgment. As a result, actual losses related to residual value impairment could be significantly different than expected losses. Management believes that the net carrying values of leased assets at March 31, 2003 are reasonable.

Sale of Receivables and Valuation of Retained Interests
-------------------------------------------------------

TMCC's securitization transactions are completed using qualified special purpose entities ("QSPE") with the exception of one transaction in fiscal 2002 discussed below. As such, the Company achieves sale accounting treatment under the provisions of SFAS 140. The securitization transaction executed in September 2001, while similar in all material respects to those securitization transactions described above, was structured and accounted for as a collateralized borrowing. For accounting purposes, the finance receivables and debt issued by the related trust remain in the Company's Consolidated Balance Sheet although the assets of the related trust are not available to TMCC's creditors.

Gains or losses on finance receivables sold are recognized in the period in which the sale occurs and are accounted for in accordance with SFAS 140. The recorded gains or losses on assets sold depend on the carrying amount and the fair value of the assets at the sale date. The carrying amount is allocated between the assets sold and the subordinated retained interests based on their relative fair values at the sale date. Gains or losses on assets sold are included in investment and other income in the Consolidated Statement of Income.

The Company retains interests in the securitizations in the form of senior and subordinated interests, which are included in investments in marketable securities and other assets in the Consolidated Balance Sheet. Senior interests in the securitizations represent purchased senior securities. Subordinated interests include interest only strips, subordinated securities, and reserve funds which provide credit enhancement to the senior securities in the Company's securitization transactions.

The subordinated retained interests are not considered to have a readily available market value. Therefore, the fair value of the retained interests is calculated by discounting expected cash flows using management's estimates and other key economic assumptions and is accounted for in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

The key economic assumptions used in the calculation of the initial gain or loss on assets sold and the subsequent valuations of the retained interests include the market interest rate environment, severity and rate of credit losses, and the prepayment speed of the receivables. Discount rates applied to the retained interests at the sale date are based on current market rates for an investment with a similar term and risk. Management estimates the credit loss rate based on a number of factors including vehicle contract mix, loan credit scoring, and age of contracts sold. To determine the prepayment assumption used, management considers historical prepayment speeds of outstanding securitization transactions and the owned portfolio, the current interest rate environment, and economic conditions. All key assumptions used in the valuation of the retained interests are reviewed quarterly and are revised as deemed appropriate.

The Company recognizes income from the retained interests over the life of the underlying retained interests using the effective yield method. The yield represents the excess of all forecasted cash flows over the initial amount recorded as the retained interests at the sale date. As adjustments to forecasted cash flows are made based upon market conditions, the Company adjusts the rate at which income is earned prospectively. If forecasted future cash flows result in an other-than temporary decline in the fair value below the carrying amount, an impairment is recognized and is included in investment and other income in the Consolidated Statement of Income. Otherwise, any difference in the carrying amount and the fair value of the retained interests is recognized as an unrealized gain or loss, net of income taxes, and is included in accumulated other comprehensive income in the Consolidated Balance Sheet.

Derivatives and Hedging Activities
----------------------------------

The Company manages its exposure to market risks such as interest rate and foreign exchange risks using derivative instruments. These instruments include interest rate swaps, cross currency interest rate swaps, and option-based products such as interest rate caps. Derivative instruments, while useful in managing interest rate and foreign currency risks, involve an element of counterparty credit risk which is the possibility that a counterparty may default. Market, interest rate, foreign exchange and counterparty credit risks are discussed further in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk".

Fair-Value Hedges
-----------------

The Company enters into interest rate swap and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate U.S. dollar debt. The currency exposure for all foreign currency debt is hedged at issuance, using cross currency interest rate swaps that convert fixed-rate non-U.S. dollar debt to variable-rate U.S. dollar denominated payments. Such derivatives are linked to specific liabilities at inception and initially qualify for hedge accounting treatment under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (adopted in fiscal 2001) and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 133/138").

Non-designated Derivatives
--------------------------

The Company's primary market risk exposure is interest rate risk, in particular U.S dollar London Interbank Offered Rate ("LIBOR"). Interest rate risk results from differences in the re-pricing characteristics of the Company's assets and liabilities. Interest rate risk exposure is managed on a portfolio basis using derivatives such as interest rate swaps and option-based products such as interest rate caps ("non-designated derivatives"). Since these derivatives are not linked to specific assets or liabilities, they do not qualify for hedge accounting treatment under SFAS 133/138.

Accounting Treatment
--------------------

In accordance with SFAS 133/138 the Company records derivative instruments as assets or liabilities on the Consolidated Balance Sheet, measured at fair value. Changes in the fair value of derivative instruments and the ineffective portion of designated and effective fair value hedge relationships are recognized and reported as derivative fair value adjustments in the Consolidated Statement of Income. When the Company elects not to designate a derivative instrument and hedged item as a fair value hedge at inception, or the relationship does not qualify for fair value hedge accounting treatment under SFAS 133/138, the full amount of changes in the fair value of the derivative instrument will be recognized in the consolidated financial statements. In addition, the Company reviews the effectiveness of its hedging relationships quarterly to determine whether the relationships have been, and will continue to be, effective in offsetting changes in the fair value of designated hedged items. If hedge accounting is discontinued due to ineffectiveness, the Company will continue to carry the derivative instrument on the Consolidated Balance Sheet at its fair value. In addition, the Company will cease to adjust the hedged item for changes in fair value and amortize the cumulative fair value adjustments recognized in prior periods over the remaining hedged items' term.

BASIS OF PRESENTATION
---------------------

In view of the change in the Company's fiscal year from September 30 to March 31 initially effective March 31, 2001, MD&A will:

 - compare the audited results of operations for fiscal 2003 to the audited results of operations for fiscal 2002; and
 - compare the audited results of operations for fiscal 2002 to the proforma results of operations for the twelve months ended March 2001.

The use of proforma results of operations provides meaningful comparative analysis. Such proforma results of operations are appropriately noted.


EARNING ASSETS AND CONTRACT VOLUME
----------------------------------

Net Earning Assets
------------------

The composition of the Company's net earning assets as of the balance sheet dates reported is summarized below:

                                                        March 31,
                                              ----------------------------
                                                2003      2002      2001
                                              --------  --------  --------
                                                  (Dollars in Millions)

Vehicle lease earning assets,
  Investment in operating leases, net....     $  7,679  $  7,215  $  6,994
  Finance leases, net ....................       4,997     6,328     6,424
                                              --------  --------  --------
Total vehicle lease earning assets.......       12,676    13,543    13,418

Vehicle retail finance receivables, net..       15,873    13,409     9,030
Vehicle wholesale and other financing<F1>        6,407     4,429     4,392
Allowance for credit losses related to...
  earning assets<F2>......................        (462)     (273)     (215)
                                              --------  --------  --------
Total net earning assets ................     $ 34,494  $ 31,108  $ 26,625
                                              ========  ========  ========

----------------------
<F1> For purposes of this table, vehicle wholesale and other financing includes wholesale financing, real estate loans, working capital loans, revolving credit lines, and industrial equipment financing.
<F2> Consists of allowance to cover probable losses on the Company's owned portfolio.


March 31, 2003 Compared to March 31, 2002
-----------------------------------------

Net earning assets increased $3.4 billion or 11% due to higher levels of both retail and wholesale earning assets partially offset by a decrease in lease earning assets.

Vehicle retail finance receivables, net increased $2.5 billion or 18% due to higher volume reflecting the increased use of marketing incentives and increased sales of Toyota and Lexus vehicles and increased TMCC market share.

Wholesale and other financing increased $2.0 billion or 45% due to both an increase in the number of dealers receiving wholesale financing and an increase in total units financed.

Vehicle lease earning assets decreased $868 million or 6% primarily due to a general shift in programs sponsored by TMS from lease to retail as well as an industry-wide shift away from leasing.

In addition to the overall decrease in vehicle lease earning assets, the composition of the vehicle lease portfolio has shifted toward an increasing mix of operating leases relative to finance lease receivables. Operating leases comprised 61%, 53% and 52% of the total lease portfolio at March 31, 2003, 2002, and 2001, respectively. Through June 2001 the Company insured residual values for all leases purchased by the Titling Trust, enabling leases acquired by the Titling Trust to be classified as finance lease receivables rather than operating lease assets and, thus, qualify for securitization. The Company discontinued purchasing residual value insurance effective July 2001.

The allowance for credit losses increased $189 million or 69% due to a significant increase in delinquency and charge-off rates. Refer to the "Provision for Credit Losses" section of the MD&A for further discussion regarding the Company's delinquency and charge-off experience.

March 31, 2002 Compared to March 31, 2001
-----------------------------------------

The overall increase in earning assets can be attributed to a significant increase in retail finance receivables.

Vehicle retail finance receivables, net increased $4.4 billion or 48% due to increased levels of marketing incentives and TMS sponsored programs on new vehicles and increased sales of Toyota and Lexus vehicles.

Wholesale and other financing increased $37 million or 1% due to increases in the numbers of dealers receiving wholesale financing and in total units financed.

Vehicle lease earning assets remained essentially level as a result of the shift from leasing to retail financing.

The Company's allowance for credit losses increased $58 million or 27% due to a significant increase in delinquency and charge-off rates. Refer to the "Provision for Credit Losses" section of the MD&A for further discussion regarding the Company's delinquency and charge-off experience.

Contract Volume
---------------

The composition of the Company's contract volume and market share for fiscal 2003, 2002, and the twelve months ended March 2001 is summarized below:

                                                Years/Twelve months Ended
                                                        March 31,
                                          ------------------------------------
                                            2003          2002         2001<F1>
                                          --------      --------      --------
Total new contract volume:
   Vehicle retail....................      690,000       643,000       432,000
   Vehicle lease.....................      167,000       192,000       216,000
                                          --------      --------      --------
Total................................      857,000       835,000       648,000
                                          ========      ========      ========

TMS sponsored contract volume:
   Vehicle retail....................      204,000       149,000        59,000
   Vehicle lease.....................       43,000        33,000        58,000
                                          --------      --------      --------
Total................................      247,000       182,000       117,000
                                          ========      ========      ========

Used contract volume:
   Vehicle retail....................      214,000       224,000       160,000
   Vehicle lease.....................        3,000         5,000         6,000
                                          --------      --------      --------
Total................................      217,000       229,000       166,000
                                          ========      ========      ========

Market share <F2>:
   Vehicle retail....................        33.3%          29.9%         20.8%
   Vehicle lease.....................        11.7%          13.4%         16.3%
                                         --------       --------      --------
Total................................        45.0%          43.3%         37.1%
                                         ========       ========      ========

----------------------
<F1> Pro Forma
<F2> Market share represents penetration of Toyota and Lexus new vehicle financed sales to consumers, excluding fleet sales and sales by a private Toyota distributor.



Fiscal 2003 Compared to Fiscal 2002
-----------------------------------

Total new contract volume increased a modest 2% however, the mix of retail and lease contract volume changed significantly. Retail contract volume increased 7% reflecting the continued use of incentives on new vehicles, and increases in retail financing programs sponsored by TMS.

Vehicle lease contract volume decreased 13% reflecting a general shift in programs sponsored by TMS from lease to retail as well as an industry-wide shift away from leasing.

Total used contract volume also decreased 5% as the increased use of incentives on new vehicles reduced the demand for financing related to used vehicles.

Total market share increased 4% during fiscal 2003 as the increased retail volume resulting from the continued use of incentives on new vehicles more than offset the overall decline in new vehicle lease contract volume.

Fiscal 2002 Compared to the Twelve Months Ended March 2001
----------------------------------------------------------

Vehicle retail contract volume increased 49% while vehicle lease contract volume decreased 11%. The significant growth in retail contract volume was attributable in part to an industry wide emphasis on retail incentive programs following the events of September 11, 2001, which had the effect of increasing overall vehicle sales activity. Additionally during fiscal 2002, TMS' program sponsorship emphasis shifted toward retail contracts and away from lease contracts. Industry wide emphasis on retail financing along with the TMS shift toward retail contract sponsorship are considered the primary reasons for both the significant increase in retail contract volume and the decline in lease contract volume.

Total used vehicle contract volume increased 38% due to an increased supply of used cars returned to dealers in the form of trade-ins due to recent new model incentives, a large supply of used vehicles due to the volume of vehicles coming off-lease and a shift from leasing to retail financing.

Total market share increased 17% due to significantly higher retail volume resulting from the increased use of incentives on new vehicles as discussed above.


NET INCOME
----------

The Company's earnings are primarily impacted by the level of average earning assets, earning asset yields, outstanding borrowings and the related borrowing cost and the impact of credit losses and impairment of residual values. The following table summarizes the Company's net income by business segment for fiscal 2003, 2002, and the twelve months ended March 2001:

                                                     Years Ended
                                                      March 31,
                                        -----------------------------------
                                         2003          2002         2001<F1>
                                        ------        ------       --------
                                               (Dollars in Millions)

Net income:
  Financing operations.............     $   85        $  199         $   51
  Insurance operations.............         25            44             38
                                        ------        ------         ------
     Total net income..............        110        $  243         $   89
                                        ======        ======         ======

----------------------
<F1> Pro Forma



Fiscal 2003 Compared to Fiscal 2002
-----------------------------------

Net income from financing operations decreased $114 million, or 57% primarily due to a $201 million (net of income tax) unfavorable derivative fair value adjustment calculated in accordance with SFAS 133/138 resulting from a significant reduction in market interest rates during fiscal 2003 ("Derivative Adjustment"). Also contributing to the lower level of net income were increases in the provision for credit losses and depreciation expense on operating leases. These factors were partially offset by the combined effect of lower interest expense, higher investment and other income, and higher retail and lease finance revenue.

Net income from insurance operations decreased $19 million, or 43% primarily due to the recognition of $25 million in impairment losses resulting from an other-than-temporary decline in the fair value of certain investments. The decrease is also partially attributable to higher claims expense resulting from increased loss experience and a larger customer base. These factors were partially offset by increased insurance premiums and contract revenues.

Fiscal 2002 Compared to the Twelve Months Ended March 2001
----------------------------------------------------------

Net income from financing operations increased $148 million, or 290% primarily due to an increase in finance margin resulting from lower market interest rates, higher average earning assets, and a favorable Derivative Adjustment. This increase was partially offset by higher depreciation expense, higher net credit losses, and increased operating and administrative expenses resulting from the Company's field restructuring.

Net income from insurance operations increased $6 million, or 16%, for fiscal 2002 as compared to the twelve months ended March 2001 primarily due to increased premium and contract revenue, partially offset by lower investment income.


Net Income Excluding Derivative Adjustments
-------------------------------------------

In accordance with SFAS 133/138, the effect of market interest rate movements on portfolio-based derivative instruments and the ineffective portion of the Company's fair value hedge relationships must be included in the Company's financial results. Under Generally Accepted Accounting Principles, the effect of market interest rate movements on the Company's related earning assets is not included in the Company's financial results. Management believes that including in the Company's financial results the effect of market interest rate movements on its portfolio-based derivative instruments and the ineffective portion of the Company's fair value hedges in accordance with SFAS 133/138, while not including any corresponding valuation adjustment related to earning assets, does not provide a complete picture of the economics of the Company's business and its operating performance. Therefore, the Company reports financial results on a basis that includes, as well as excludes, the Derivative Adjustment.

Management believes that providing a summary of net income excluding the effects of the Derivative Adjustment provides useful information to investors for the reasons explained above, and a more balanced representation of the Company's operating results. Management uses this measure when analyzing its core operating results.




Net income excluding the Derivative Adjustment is calculated as follows:

                                                     Years Ended
                                                      March 31,
                                          ----------------------------------
                                           2003          2002        2001<F1>
                                          ------        ------      --------
                                                 (Dollars in Millions)
Net Income..........................      $ 110         $ 243        $  89
Derivative Adjustment (net of
  income tax).......................        201           (25)          18
                                          -----         -----        -----
Net Income excluding Derivative
  Adjustment (net of income tax)....      $ 311         $ 218        $ 107
                                          =====         =====        =====

----------------------
<F1> Pro Forma


Fiscal 2003 Compared to Fiscal 2002
-----------------------------------

Net income excluding the Derivative Adjustment (net of income tax) increased $93 million or 43%. The increase is primarily due to the combined effect of higher retail and lease finance revenue related to growth in earning assets, lower interest expense, and higher investment and other income. These factors were partially offset by increases in both the provision for credit losses and depreciation expense on operating leases.

Fiscal 2002 Compared to the Twelve Months Ended March 2001
----------------------------------------------------------

Net income excluding the Derivative Adjustment (net of income tax) increased $111 million or 104% primarily due to increased finance margin resulting from lower market interest rates and higher financing revenues resulting from an increased level of average earning assets. These factors were partially offset by increases in depreciation expense, provision for credit losses, and operating and administrative expenses.


TOTAL FINANCING REVENUES
------------------------

                                                     Years Ended
                                                      March 31,
                                        -----------------------------------
                                         2003          2002         2001<F1>
                                        ------        ------       --------
                                               (Dollars in Millions)

Financing Revenues:
  Leasing..........................     $2,522        $2,479         $2,466
  Retail...........................      1,136           917            792
  Wholesale and other dealer
    Financing......................        172           186            227
                                        ------        ------         ------
Total financing revenues...........     $3,830        $3,582         $3,485
                                        ======        ======         ======

----------------------
<F1> Pro Forma



Fiscal 2003 Compared to Fiscal 2002
-----------------------------------

Total financing revenues increased $248 million, or 7% due to the combined effect of higher leasing and retail revenues slightly offset by lower wholesale and other dealer financing revenues.

Leasing revenues increased $43 million or 2% due to increases in operating lease assets, coupled with an increase in the average capitalized cost of leased vehicles, partially offset by lower contract yields.

Retail financing revenues increased $219 million or 24% primarily due to increases in vehicle retail finance receivables partially offset by a reduction in overall portfolio yields.

Wholesale and other dealer financing revenues decreased $14 million or 8% as the incremental revenue from growth in related receivables was more than offset by lower overall portfolio yields.

Fiscal 2002 Compared to the Twelve Months Ended March 2001
----------------------------------------------------------

Total financing revenues increased $97 million, or 3%, as increases in leasing and retail revenues more than offset the decline in wholesale and other dealer financing revenues.

Leasing revenues remained essentially level consistent with the insignificant change in the vehicle lease earning assets.

Retail revenues increased $125 million or 16% primarily due to an increase in vehicle retail finance receivables and contract volume slightly offset by a reduction in overall portfolio yields.

Wholesale and other dealer financing revenues decreased $41 million or 18% primarily due to a reduction in overall portfolio yields significantly offset by an increase in wholesale and other dealer financing receivables.


DEPRECIATION ON LEASES
----------------------

The following table sets forth the items included in the Company's depreciation on leases for fiscal 2003, 2002, and the twelve months ended March 2001:

                                                   Years Ended
                                                    March 31,
                                        --------------------------------
                                         2003         2002       2001<F1>
                                        ------       ------     --------
                                             (Dollars in Millions)
  Straight-line depreciation
     on operating leases...........     $1,319       $1,199       $1,241

  Impairment charges to the
     carrying value of leased
     assets........................        307          381          237

  TMS support for certain
     impairment charges............          -            -          (35)
                                        ------       ------       ------
  Total depreciation on leases.....     $1,626       $1,580       $1,443
                                        ======       ======       ======

----------------------
<F1> Pro Forma



Fiscal 2003 Compared to Fiscal 2002
-----------------------------------

Total depreciation expense increased $46 million, or 3% due to higher straight-line depreciation on operating leases partially offset by decreases in impairment adjustments on leased assets. Straight-line depreciation expense increased due to an increase in the average capitalized cost of leased vehicles combined with decreases in the average contractual residual values at origination. Depreciation on operating leases is based upon the difference between capitalized cost and contractual residual value. Hence lower contractual residual values at origination result in higher depreciation expense.

The reduction in impairment charges was primarily due to a decline in the number of outstanding lease vehicles in the Company's portfolio, partially offset by an increase in projected average impairment per vehicle. The increased impairment reflects the downward pressure on used vehicle prices resulting from continued high levels of incentives on new vehicles, coupled with continued economic weakness. The current level of incentives in the new car market and resulting decline in used car prices is expected to continue into fiscal 2004.

The Company has taken action to reduce the risk of residual value impairment by developing strategies to increase dealer purchases of off-lease vehicles and by expanding the marketing of off-lease vehicles through internet auctions to maximize proceeds on vehicles sold.

Fiscal 2002 Compared to the Twelve Months Ended March 2001
----------------------------------------------------------

Total depreciation expense on operating leases increased $137 million or 10% for fiscal 2002 compared to the twelve months ended March 2001. The increase resulted from the combined effects of higher impairment charges offset by lower straight-line depreciation.

Straight-line depreciation decreased as a result of a decline in average outstanding operating lease assets. Purchasing residual value insurance for leases acquired by the Titling Trust before July 2001 reduced the number of outstanding operating lease assets in the portfolio.

Impairment charges increased $144 million or 61% due to an increased supply of off-lease vehicles, increased return rates and higher impairment per unit. The increased impairment reflects the downward pressure on used vehicle prices, a weakened economy, competitive new vehicle pricing, and industry-wide record levels of incentives on new vehicles.

Under an arrangement with TMS, the Company received $35 million in support for impairment charges in June 2000.

Unguaranteed Residuals
----------------------

Total unguaranteed residual values subject to residual value risk included in the Company's vehicle lease portfolio as of March 31, 2003, 2002 and 2001 were approximately $7.2 billion, $7.1 billion and $6.9 billion, respectively. The increases in total unguaranteed residual values over the last two fiscal periods primarily resulted from the discontinuation of purchasing residual value insurance for operating leases acquired by the Titling Trust beginning in July 2001.

Vehicle Lease Return Rate
-------------------------

Under circumstances where the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to the Company. A higher rate of vehicle returns exposes the Company to a higher risk of residual value impairment.

The number of leased vehicles returned at contract maturity and sold by the Company during a specified period as a percentage of the number of lease contracts that as of their origination dates were scheduled to mature in the same period ("return rate") was 50%, 55% and 51% for fiscal 2003, 2002 and the twelve months ended March 2001, respectively.

INTEREST EXPENSE
----------------

Interest expense decreased $198 million, or 19% and $391 million, or 28% during fiscal 2003 and 2002 as compared to the immediately preceding years due to a general decrease in market interest rates, partially offset by increased average outstanding debt used to fund growth in assets. Average outstanding debt was $29 billion, $25 billion, and $22 billion at March 31, 2003, March 31, 2002, and March 31, 2001, respectively. The weighted average interest rates on the Company's debt portfolio, including the effect of interest rate and cross currency swap agreements, was 3.07%, 4.38%, and 6.66% for fiscal 2003, 2002, and the twelve months ended March 2001, respectively.


DERIVATIVE FAIR VALUE ADJUSTMENT
--------------------------------

Fiscal 2003 results
-------------------

The $335 million unfavorable Derivative Adjustment recognized by the Company in fiscal 2003 reflected a $331 million unfavorable adjustment to the fair market value of the Company's non-designated derivatives. In accordance with SFAS 133/138, these derivative transactions are not designated as hedges for accounting purposes. As such, the full amount of changes in fair value are recognized in the consolidated financial statements. The decrease in the fair market value of the Company's non-designated derivatives was primarily due to a significant reduction in market interest rates during fiscal 2003. The remaining $4 million unfavorable adjustment related to the ineffective portion of the Company's fair value hedges.

Fiscal 2002 results
-------------------

The Company recognized a $38 million favorable Derivative Adjustment during fiscal 2002. The favorable Derivative Adjustment reflected a $43 million favorable adjustment to the fair market value of the Company's non-designated derivatives. The increase in the fair market value of non-designated derivatives was primarily due to higher market interest rates. The remaining $5 million unfavorable adjustment related to the ineffective portion of the Company's fair value hedges.


INSURANCE PREMIUMS EARNED AND CONTRACT REVENUES
-----------------------------------------------

Insurance premiums earned and contract revenues recognized from insurance operations increased $13 million, or 8% from $155 million for fiscal 2002 to $168 million for fiscal 2003 primarily due to increased contract volume and an increase in total agreements in force. Insurance premiums earned and contract revenues recognized from insurance operations increased $17 million, or 12%, from $138 million for the twelve months ended March 2001 to $155 million for fiscal 2002 primarily due to increased contract volume and a higher level of agreements in force.

INVESTMENT AND OTHER INCOME
---------------------------

The following table summarizes the Company's investment and other income for fiscal 2003, 2002, and the twelve months ended March 2001:

                                                     Years Ended
                                                      March 31,
                                         -------------------------------------
                                           2003          2002          2001<F1>
                                         --------      --------      ---------
                                                  (Dollars in Millions)
Investment and servicing fee income.      $   95        $   94         $  111
Gains on assets sold................         130            81             52
Loss on impairment of
    retained interests..............         (20)          (70)           (85)
                                          ------        ------         ------
   Investment income-securitizations         205           105             78

Investment income-marketable
    securities......................      $    6        $   28         $   38

Other income........................           1             3              2
                                          ------        ------         ------
   Investment and other income......      $  212        $  136         $  118
                                          ======        ======         ======

----------------------
<F1> Pro Forma



Investment Income-Securitizations
---------------------------------

Investment and Servicing Fee Income
-----------------------------------

Investment and servicing fee income consists of investment income earned on retained interests and servicing fee income related to the securitizations that qualified as sales for accounting purposes. TMCC services its securitized receivables and earns a contractual servicing fee of 1% per annum on the total monthly outstanding principal balance of the related securitized receivables.

Investment and servicing fee income remained fairly consistent for fiscal 2003 as compared to fiscal 2002. The decrease in investment and servicing fee income for fiscal 2002, as compared to the twelve months ended March 2001, is primarily due to lower investment income earned on funds held in reserve accounts related to lease securitization transactions that matured in fiscal 2002.

Gains on Assets Sold
--------------------

The securitization and sale of assets generally accelerates the recognition of income on retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of gain recognition, such as the type and amount of assets sold, market interest rates at the time of the sale, the structure of the sale, and key economic assumptions used.

The Company recognized gains on assets sold totaling $130 million for fiscal 2003, an increase of $49 million as compared to fiscal 2002. The increase in recognized gains reflects decreases in market interest rates which increased the value of the interest-only strips retained by the Company and resulted in higher gains, and an increased use of securitization transactions that qualified as sales under SFAS 140. The Company entered into three securitization transactions totaling approximately $4.6 billion that qualified as sales under SFAS 140 during fiscal 2003 as compared with two such transactions totaling approximately $3.1 billion during fiscal 2002.

The Company recognized gains on assets sold totaling $81 million for fiscal 2002, an increase of $29 million as compared to the twelve months ended March 2001. The increase reflects decreases in market interest rates which increased the value of the interest-only strips retained by the Company.

Loss on Impairment of Retained Interests
----------------------------------------

The Company recognized $20 million in impairment losses related to the retained interests in the securitized retail finance receivables during fiscal 2003 as compared with $70 million and $85 million in impairment losses recognized in fiscal 2002 and the twelve months ended March 2001, respectively, related to retained interests in securitized retail and lease finance receivables. The impairment charges recognized in fiscal 2003 resulted from increased credit losses on securitized receivables. Increased credit losses were attributable to factors similar to those affecting the Company's owned portfolio, as discussed in the "Provision for Credit Losses" section of MD&A.

The impairment charges recognized in fiscal 2002 and the twelve months ended March 2001 resulted from increased credit and residual value impairment on securitized retail and lease receivables attributable to factors similar to those affecting the Company's owned portfolio.


Investment Income-Marketable Securities
---------------------------------------

The decrease in investment income-marketable securities for fiscal 2003, as compared to fiscal 2002, is primarily due to a $25 million impairment loss related to the Company's investment portfolio, resulting from an other-than-temporary decline in the fair value of investments below cost in accordance with SFAS 115 and Staff Accounting Bulletins No. 59, "Accounting for Noncurrent Marketable Equity Securities". Of the total, $22 million was recognized in the fourth quarter of fiscal 2003 related to investments in certain equity indexed mutual funds. The impairment loss is included in investment and other income in the Consolidated Statement of Income. The Company did not recognize similar losses during fiscal 2002 or the twelve months ended March 2001.

Investment income-marketable securities decreased during fiscal 2002 as compared to the twelve months ended March 2001 as a result of decreased net realized capital gains on sales of available-for-sale securities coupled with decreased overall rates of return.

OPERATING AND ADMINISTRATIVE EXPENSES
-------------------------------------

Operating and administrative expenses increased $11 million or 2% during fiscal 2003 as compared to fiscal 2002. The increase during fiscal 2003 reflects additional costs incurred to support growth in the Company's business and its international operations, partially offset by a decrease in restructuring costs.

Operating and administrative expenses increased $86 million or 19% during fiscal 2002 as compared to the twelve months ended March 2001. The increase during fiscal 2002 reflects costs incurred primarily as a result of the restructuring of the Company's field operations, technology-related projects, and costs incurred to support the Company's growing customer base.

Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC.
During fiscal 2003, 2002, and the twelve months ended March 2001, TMCC was charged $63 million, $51 million, and $39 million, respectively, for services provided in those periods.

Restructuring and Related Activities
------------------------------------

Operating and administrative expenses include costs incurred in connection with the restructuring of the Company's field operations. The Company completed the physical migration of resources related to the restructuring of its field operations during fiscal 2003. Restructuring charges and costs recognized during fiscal 2003, 2002, and the twelve months ended March 2001 were $10 million, $19 million, and $5 million, respectively. Fiscal 2003 charges included $4 million for asset and facility costs and $6 million for other exit costs. Fiscal 2002 charges included $9 million related to employee separations, $3 million related to asset and facility costs, and $7 million for other exit costs. Costs incurred during the twelve months ended March
2001 included primarily employee separation costs. The Company does not expect to incur any additional restructuring costs.

During the field restructuring, the Company experienced an increase in contractual delinquencies and frequency and severity of charge-offs. Refer to the "Provision for Credit Losses" section of the MD&A for further discussion regarding the Company's delinquency and charge-off experience.

LOSSES RELATED TO ARGENTINE INVESTMENT
--------------------------------------

TMCC guaranteed TCA's offshore U.S. dollar bank loans in a principal amount not to exceed $65 million. In 2001, the Argentine government imposed foreign exchange controls restricting TCA's ability to send payments out of Argentina to service its offshore debt. In 2002, the Argentine government established re-denomination policies that adversely affected TCA's financial condition and further limited its ability to fully satisfy its offshore U.S. dollar loans. As a result, in fiscal 2002, TMCC established a $26 million reserve pursuant to its guaranty of TCA's offshore outstanding debt. The reserve was increased to $37 million at September 30, 2002.

During fiscal 2003, TMCC performed under its guarantees and repaid $35 million of the then $37 million outstanding balance and accrued interest. TCA repaid the remaining outstanding balance and accrued interest. As of March 31, 2003, all of TMCC's guarantees of TCA's debt have been satisfied and the guarantees are terminated.

TMCC has entered into a separate indemnity agreement with TCA. The indemnity agreement and a subsequent letter agreement executed between TMCC and TCA includes reimbursement provisions whereby TMCC is entitled to reimbursement from TCA for the principal amount paid by TMCC to TCA's banks under the guarantees, while the interest portion was forgiven. Though TMCC is entitled to reimbursement of amounts paid under the guarantees, receipt of such reimbursement is not certain as to amount or timing.

PROVISION FOR CREDIT LOSSES
---------------------------

The Company is exposed to credit risk on its owned portfolio which includes securitized receivables that do not qualify for sale treatment under SFAS 140. Credit risk is the risk that customers will not make required payments in accordance with their contractual obligation to the Company. The Company's level of credit losses is influenced primarily by two factors: the total number of contracts that default ("frequency of occurrence") and loss per occurrence ("loss severity"). The Company maintains an allowance for credit losses to cover probable losses.

The following tables provide information related to the Company's credit loss experience:

                                                         Years Ended
                                                          March 31,
                                              ----------------------------------
                                               2003          2002        2001<F1>
                                              ------        ------      --------
                                                     (Dollars in Millions)
Allowance for credit losses
   at beginning of period...............     $   283       $   227       $   214
Provision for credit losses.............         604           263           164
Charge-offs.............................        (365)         (190)         (134)
Recoveries..............................          35            20            19
Other adjustments.......................         (31)          (37)          (36)
                                             -------       -------       -------
Allowance for credit losses
   at end of period.....................     $   526       $   283       $   227
                                             =======       =======       =======

--------------------
<F1> Pro Forma

                                                            March 31,
                                                --------------------------------
                                                 2003        2002        2001<F1>
                                                ------      ------      --------
                                                    (Dollars in Millions)
Net credit losses as a percentage
   of average earning assets <F2> <F3>....        0.99%       0.59%        0.44%
Aggregate balances 60 or more days
   past due ..............................       $ 198       $ 224        $  70
Over-60 day delinquencies as a percentage
   of gross earning assets <F2> <F3>.......       0.56%       0.71%        0.26%
Allowance for credit losses
   as a percentage of gross
   earning assets <F3> ...................        1.50%       0.90%        0.85%

--------------------
<F1> Pro Forma
<F2> Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures.  The information in the preceding table has not been adjusted to eliminate the effect of the growth of the Company's portfolio.
<F3> For purposes of this table, "earning assets" include earning assets and repossessed collateral.


Net Credit Losses and Delinquency Experience
--------------------------------------------

The Company experienced a $160 million or 94% and $55 million or 48% increase in net credit losses during fiscal 2003 and 2002, respectively, over the immediately preceding periods. The changes reflect increases in both frequency of occurrence and loss severity over the comparable prior periods.

The increases in credit losses are primarily attributable to the following:

- The Company's field restructuring
- Lower used vehicle prices
- Continued economic weakness
- Tiered/risk based pricing
- Longer term financing

The physical restructuring of the Company's field operations began in fiscal 2001 and was completed in fiscal 2003. The restructuring activities during, and following the completion of the physical restructuring disrupted normal collection activities during fiscal 2002 and 2003. In an effort to reduce the disruptive impact from the restructuring, the Company continues to review and refine current processes and deploy additional resources and technology. The Company's efforts to reduce the negative impact of the restructuring can be seen in the reduction in contractual delinquencies from March 2002 to March 2003. The restructuring of field operations is expected to continue to adversely affect delinquencies and credit losses at least through the first half of fiscal 2004. Management believes that the continued impact of the restructuring has been reasonably factored into the allowance for credit losses.

Lower used vehicle prices also contributed to 29% and 19% increases in credit loss severity during fiscal 2003 and 2002 over the immediately preceding periods. The continuation of manufacturer incentives on new vehicles during fiscal 2003 is considered to be a significant contributor to decreased used vehicle prices. The decline in used vehicle prices is evidenced by the decrease in the Manheim used vehicle value index from approximately 115 at January 2002 to approximately 106 at January 2003. The current pressure on used vehicle prices is expected to continue well into fiscal year 2004 and to continue to have an adverse impact on the Company's financial results.

Continued economic weakness as reflected in increased unemployment and personal bankruptcy filings in the U.S. has also contributed, in part, to the Company's increased delinquencies and frequency of credit losses.

The increased frequency of delinquencies and credit losses can also be attributed, in part, to increases in the volume of higher risk contracts in connection with the tiered/risk based, retail and lease pricing program launch, which was completed as of March 2001. The objective of this program is to better match credit risk with contract rates charged to allow the Company to purchase contracts with a wider range of credit risk levels.

Consistent with industry trends, the Company has experienced a general increase in the average original contract term of retail and lease vehicle contracts due to longer term financing. The average lengths of retail and lease contracts originated during fiscal 2003, 2002, and the twelve months ended March 2001 were 54.8 months, 54.4 months, and 52.8 months, respectively. Historically, longer term contracts experience higher credit losses.

Although delinquency experience improved from March 2002 to March 2003, management expects the factors discussed above to continue to adversely affect the performance of the Company's retail and lease asset portfolios at least through the first half of fiscal 2004.

INSURANCE LOSSES AND LOSS ADJUSTMENT EXPENSES
---------------------------------------------

Insurance losses and loss adjustment expenses represent losses incurred by the Company's insurance operations. Losses incurred are a function of the number of covered risks ("agreements in force"), the frequency and severity of claims associated with the agreements in force, and the level of risk retained by the insurance operations. Insurance losses include amounts accrued for reported losses, losses incurred but not reported, and any related claim adjustment expenses. Unpaid losses are included in other liabilities in the Consolidated Balance Sheet.

An inherent assumption in the projection of future loss payments is that historical loss patterns can be relied upon to reasonably predict loss patterns on existing agreements in force. Ultimate loss payments may vary from such estimates and the variances can be significant. Estimated liabilities are reviewed regularly, and adjustments to such estimates are reflected in the results of current operations. Management believes that given the inherent variability of such estimates, the aggregate reserves are within an acceptable range of reasonableness.

Insurance losses and loss adjustment expenses increased $11 million, or 15%, for fiscal 2003 as compared to fiscal 2002. The increase is primarily due to an increased number of agreements in force. Agreements in force increased 12%, for fiscal 2003 as compared to fiscal 2002. In addition, losses incurred related to insuring dealer vehicle wholesale inventories also increased, due to a decline in salvage recoveries in fiscal 2003 and an increase in the level of risk retained by TMIS.

Insurance losses and loss adjustment expenses remained relatively level in fiscal 2002 compared to the twelve months ending March 2001. Although the overall number of agreements in force increased in fiscal 2002, the impact from this growth on insurance losses and loss adjustment expenses was essentially offset by a decline in losses incurred related to a now discontinued commercial property and casualty program offering certain coverages to Toyota and Lexus vehicle dealers.

TMIS anticipates losses to increase commensurate with the expected growth in agreements in force and the related growth in premiums earned and contract revenues. Additional losses are also expected on certain products where TMIS has retained increased levels of risks.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The objective of the Company's liquidity strategy is to ensure access to the capital markets so as to meet obligations and other commitments on a timely and cost-effective basis to support the growth in earning assets. Significant reliance is placed on the Company's ability to obtain debt and securitization funding in the capital markets in addition to funding provided by earning asset liquidations and cash provided by operating activities. Debt issuances have generally been in the form of commercial paper, medium-term notes ("MTNs"), and bonds.

Commercial Paper
----------------

The Company issues commercial paper to meet short-term funding needs. Commercial paper outstanding under the Company's commercial paper programs ranged from approximately $4.7 billion to $6.8 billion during fiscal 2003, with an average outstanding balance of $5.8 billion.

Unsecured Term Debt
-------------------

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the U.S. and international capital markets. MTNs and bonds have provided the Company with significant sources of funding. During fiscal 2003, the Company issued approximately $9.5 billion of MTNs and bonds all of which had original maturities of one year or more. The original maturities of all MTNs and bonds outstanding at March 31, 2003 ranged from one year to ten years. As of March 31, 2003, the Company had total MTNs and bonds outstanding of $26.7 billion, of which $11.0 billion was denominated in foreign currencies.

The Company anticipates continued use of MTNs and bonds in both the U.S. and international capital markets. To provide for the issuance of debt securities in the U.S. capital market, the Company maintains a shelf registration with the SEC under which approximately $7 billion was available for issuance at April 30, 2003. Under the Company's euro MTN program, which provides for the issuance of debt securities in the international capital market, the maximum aggregate principal amount authorized to be outstanding at any time is $16 billion, of which $939 million was available for issuance at April 30, 2003. The U.S. dollar and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, the Company may issue bonds in the U.S. and international capital markets that are not issued under its MTN programs.

Securitization Funding
----------------------

TMCC is an active participant in the securitization market, primarily securitizing retail finance receivables. TMCC's securitization programs allow the Company to access an additional source of funding, further diversifying its investor base to enhance its liquidity position. The outstanding balance of securitized retail finance receivables which TMCC continues to service totaled $6.7 billion and $5.7 billion at March 31, 2003 and 2002, respectively.

For the past three fiscal years, securitization transactions averaged 29% of the Company's total funding. A reduction or termination of TMCC's securitization activities would cause the Company to seek funding, currently obtained through the securitization markets, from debt funding markets. Management does not anticipate any changes in the Company's ability to access the securization market in the foreseeable future.

TMCC's securitization transactions are completed using QSPEs with the
exception of one transaction in fiscal 2002 discussed below.   As such, the
Company achieves sale accounting treatment under the provisions of SFAS 140. The Company continues to service all securitized receivables and earns a contractual servicing fee of 1% per annum on the total monthly outstanding principal balance of the related securitized receivables. The securitization transaction executed in September 2001, while similar in all material respects to those securitization transactions described above, was structured and accounted for as a collateralized borrowing. For accounting purposes, the finance receivables and debt issued by the related trust remain in the Company's Consolidated Balance Sheet although the assets of the related trust are not available to TMCC's creditors. Approximately $589 million and $1,087 million of retail finance receivables and approximately $549 million and $1,036 million of debt included in the Consolidated Balance Sheet were related to this transaction at March 31, 2003 and 2002, respectively.

The securities issued by the trusts are secured by collections on the sold finance receivables. These securities are typically structured into senior and subordinated classes. The Company typically retains interests in the securitizations in the form of senior and subordinated interests, which are included in investments in marketable securities and other assets in the Consolidated Balance Sheet. Senior interests in the securitizations represent purchased senior securities. Subordinated interests include interest-only strips, subordinated securities, and reserve funds which provide credit enhancement to senior securities in the Company's securitization transactions.

In certain structures, revolving liquidity notes are used in lieu of reserve funds to provide credit enhancement to the senior securities. Under these revolving liquidity notes, investors may draw upon the notes to cover any shortfall in interest and principal payments. The draws are funded by TMCC and repayments of the liquidity notes are subordinated to principal and interest payments due on the securities, and in certain circumstances, may require deposits for the reserve funds. TMCC must fund the entire amount available under the revolving liquidity notes if TMCC's short-term unsecured debt rating is downgraded below P-1 or A-1 by Moody's Investors Service, Inc. ("Moody's") or Standard & Poor's Ratings, Group, a division of The McGraw-Hill Companies, Inc. ("S&P"), respectively. As of March 31, 2003 and 2002, $39 million and $15 million, respectively, were available under the revolving liquidity notes to investors.

The securities issued by the trusts are rated by independent rating agencies and sold in registered public offerings or in private transactions exempt from registration under U.S. securities laws. The Company maintains a shelf registration statement with the SEC relating to the issuance of securities secured by retail receivables. During fiscal 2003, the Company sold retail receivables totaling $4.6 billion in connection with securities issued under the shelf registration statement. Of the $4.6 billion sold, the Company invested $1.4 billion in purchased and retained senior class securities, resulting in $3.2 billion of net cash flows. During fiscal 2003, the Company registered additional securities of $7.5 billion with the SEC under the shelf registration statement. Approximately $7.4 billion remained available for issuance under the registration statement as of April 30, 2003.

Investors in the securitizations have no recourse to the Company beyond the Company's retained subordinated interests and any amounts available or funded under the revolving liquidity notes. Additionally, the Company does not guarantee any securities issued by the securitizations. The Company's exposure to these retained interests exists until the associated securities are paid in full. Investors do not have recourse to other assets held by TMCC for failure of obligors on the receivables to pay when due or otherwise.

Back-up Liquidity
-----------------

For additional liquidity purposes, the Company maintains syndicated bank credit facilities with certain banks whose commitments aggregated $4.2 billion and $3.5 billion at March 31, 2003 and 2002, respectively. The Company has not drawn down any amount under the syndicated bank credit facilities during fiscal 2003 or 2002.
                                      -35-

The Company maintains uncommitted lines of credit to facilitate and maintain letters of credit. These lines of credit totaled $60 million and $61 million as of March 31, 2003 and 2002, respectively. Approximately $0.7 million and $0.5 million in letters of credit were outstanding as of March 31, 2003 and 2002, respectively.

The Company believes that cash provided by operating, investing, and financing activities, as well as the issuance of unsecured term debt, the issuance of commercial paper, and execution of securitization transactions will provide sufficient liquidity to meet future funding requirements.

Credit Ratings
--------------

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. Credit ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each rating agency. As of March 31, 2003, TMCC's ratings were as follows:

     Rating Agency            Senior Debt            Commercial Paper
    ---------------          -------------          ------------------
    S&P                           AAA                      A-1+
    Moody's                       Aa1                      P-1


In March 2003, S&P affirmed the ratings of both senior debt and commercial paper, while maintaining a negative outlook. In July 2000, Moody's affirmed the ratings of both senior debt and commercial paper, and maintained a stable outlook.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS
------------------------------------------------------

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. Aggregate contractual obligations and credit-related commitments in existence at March 31, 2003 are summarized as follows:


                                         Commitments Expiring During the Fiscal Years Ending
                                    ------------------------------------------------------------
                                      2004      2005      2006      2007      2008    Thereafter
                                    --------  --------  --------  --------  --------  ----------
                                                         (Dollars in Millions)

Contractual Obligations:
Premises occupied under leases....   $    18   $    12   $    10   $     6   $     3    $     3
Total debt........................     7,248     5,198     4,861     2,265     4,415      3,293
Manufacturing facilities
   guarantees.....................         -         -         -         -         -        148
International affiliates
   guarantees <F1>................        15        12         1         -         -          -
Revolving liquidity notes.........        39       <F2>      <F2>      <F2>      <F2>       <F2>
                                     -------   -------   -------   -------   -------    -------
                                     $ 7,320   $ 5,222   $ 4,872   $ 2,271   $ 4,418    $ 3,444
                                     =======   =======   =======   =======   =======    =======

--------------------
<F1> Amounts represent TMCC's guarantees of debt or other contractual commitments entered into by
Toyota Services de Venezuela, C.A. and BTB.  Allocation to fiscal years is based on maturity dates specified in underlying contractual agreements.
<F2> The securitization trusts may draw a total of $39 million from TMCC under the revolving liquidity notes over the life of the securities transactions.



In addition to the commitments described above, TMCC has guaranteed the obligations of TMIS relating to vehicle service agreements issued in certain states. These states require a letter of guaranty from TMCC to support the financial obligations of TMIS as a service contract provider. These guarantees have been given without regard to any security, but are limited to the duration of the agreements, which may have original terms that range from 12 months to 84 months. The liability for these agreements is limited to the original manufacturer's suggested retail price for new vehicles, and fair market value at the time the agreement was issued for used vehicles. Should TMIS become unable to satisfy its obligations related to these agreements, TMCC would be required to perform under the guarantees. At March 31, 2003, TMIS had approximately 167,000 agreements guaranteed by TMCC. TMCC has not paid, and does not expect to pay, any amounts under these guarantees.

The Company extends term loans and revolving lines of credit to dealers for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and usually are secured by the personal or corporate guarantees of the dealers or dealerships. The Company also provides financing to various large publicly-held dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions. While the majority of these loans are secured, approximately 25% is unsecured. The credit facilities totaled $2.9 billion of which $1.8 billion was outstanding as of March 31, 2003.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------------------------------

This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company's beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "believe," "anticipate," "expect," "estimate," "project," "should," "intend," "will," "may" or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; the effect of the current political, economic and regulatory risk in Argentina, Mexico, Venezuela, Brazil and other Latin American and South American countries and the resulting effect on their economies and monetary and fiscal policies; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; changes in pricing due to the appreciation of the Japanese yen against the U.S. dollar; the effect of governmental actions; changes in tax laws; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the U.S. and international capital markets; the effects of any rating agency actions; increases in market interest rates; the continuation of factors causing increased delinquencies and credit losses; the changes in the fiscal policy of any government agency which increases sovereign risk, monetary policies exercised by the European Central Bank and other monetary authorities; increased costs associated with the Company's debt funding or restructuring efforts; the effect of any military action by or against the U.S., as well as any future terrorist attacks, including any resulting effects on general economic conditions, consumer confidence and general market liquidity; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation; increased losses resulting from default by any dealers to which the Company has a significant credit exposure; default by any counterparty to a derivative contract; and performance under any guaranty or comfort letter issued by the Company. The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor to assess the impact such risk factors might have on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. The Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

NEW ACCOUNTING STANDARDS
------------------------

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company adopted the disclosure provisions of FIN 45 in the quarter ended December 31, 2002. Adoption of the initial recognition and measurement provisions of FIN 45 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN 46 did not have a material impact on the Company's consolidated financial statements because all securitization transactions are with entities that are qualifying special-purpose entities under SFAS 140 except for one transaction categorized as a collateralized borrowing, which is already included in the Company's consolidated financial statements.

In March 2003, the Emerging Issues Task Force ("EITF") released Issue No. 02-9, "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold" ("EITF 02-9") for events occurring after April 2, 2003. EITF 02-9 relates to securitizations that have been accounted for as sales under SFAS 140. In the event that one or more of the control rules specified by SFAS 140 are no longer met, the transferor would have to recognize those assets and the related liabilities on the Consolidated Balance Sheet at fair value. The implementation of EITF 02-9 is not expected to have a material impact on the Company's consolidated financial statements because all securitization transactions treated as a sale for accounting purpose remain in QSPEs and the control rules of SFAS 140 continue to be met.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments and improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The amendments to SFAS 133 fall principally into three categories: amendments related to SFAS 133 implementation issues that were previously cleared by the FASB, amendments clarifying the definition of a derivative, and amendments relating to the definition of expected cash flows in FASB Concepts Statement No. 7 "Using Cash Flow Information and Present Value in Accounting Measurements". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. All of the Company's existing derivatives have been recognized in the Company's consolidated financial statements under prior SFAS statements. SFAS 149 does not alter current valuation or disclosures. As such, the implementation of SFAS 149 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS 150 is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


MARKET RISK
-----------

The Company is exposed to various types of market risks as a result of its normal business activities. Market risk is the sensitivity of the Company's income and capital to fluctuations in market variables such as foreign exchange rates, interest rates, and market prices.

Relative to financing operations, the Company has developed a program to manage its exposure to market risks within an established risk tolerance range through the use of a variety of derivative instruments. As a matter of policy, the Company does not use derivatives for trading purposes.

Foreign Exchange Rate Risk
---------------------------

The Company issues debt in a variety of currencies, with the primary denomination being U.S. dollars and euros. As a matter of policy, currency exposure related to foreign currency debt is hedged at issuance through the execution of cross currency interest rate swaps that convert fixed-rate non-U.S. dollar debt to variable-rate U.S. dollar denominated payments.

Interest Rate Risk
------------------

The Company's primary market risk exposure is interest rate risk, in particular U.S dollar LIBOR. Interest rate risk results from differences in re-pricing characteristics of the Company's assets and liabilities. Interest rate risk exposure is managed on a portfolio basis using derivatives such as interest rate swaps and option-based products such as interest rate caps. These derivatives are not designated to hedge specific assets or liabilities and, therefore, do not qualify for hedge accounting treatment under SFAS 133/138.

The Company has developed and implemented a comprehensive policy framework to manage interest rate risk. The policy framework considers a variety of factors such as management's risk tolerance, the Company's funding objectives, and market conditions. The policy framework is reviewed at least annually and as conditions warrant. The Company uses various analytical techniques including market valuation, sensitivity analysis, simulations, and value at risk to assess and manage interest rate risk.

Value at Risk
-------------

The Company uses the value at risk methodology ("VAR") to measure interest rate risk. The VAR provides an overview of the Company's exposure to changes in market factors. VAR represents the potential loss in fair value for the Company's portfolio from adverse changes in market factors for a 30-day holding period within a 95% confidence interval using the Monte Carlo simulation technique. The VAR methodology uses historical interest rate data to assess the potential future loss.

The Company's VAR methodology incorporates the impact from adverse changes in market interest rates but does not incorporate the impact from other market changes, such as foreign currency exchange rates, which do not affect the value of the Company's portfolio. The VAR methodology is applied to more than 90% of the Company's market risk sensitive positions. Management believes the positions considered in the analysis are representative of the Company's total portfolio. The VAR methodology currently does not consider changes in fair values related to investments in marketable securities and equipment financing.

The VAR and the average VAR of the Company's portfolio as of, and for the years ended March 31, 2003 and 2002, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:

                                                                 Average for the
                                                 As of             Year Ended
                                            March 31, 2003        March 31, 2003
                                          ------------------   -------------------
Mean portfolio value.....................     $4.9 billion        $4.5 billion
VAR......................................      $39 million         $43 million
Percentage of the mean portfolio value...         0.8%                  1.0%
Confidence level.........................        95.0%                 95.0%

                                                                 Average for the
                                                 As of             Year Ended
                                            March 31, 2002        March 31, 2002
                                          ------------------   -------------------
Mean portfolio value.....................     $4.4 billion        $4.9 billion
VAR......................................      $44 million         $82 million
Percentage of the mean portfolio value...         1.0%                  1.7%
Confidence level.........................        95.0%                 95.0%



The Company's calculated VAR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of the Company's portfolio of financial instruments during the year. The increase in the mean portfolio value from March 31, 2002 to March 31, 2003 primarily reflects increased earning assets and decreased interest rates during fiscal 2003. The reduction in VAR is consistent with portfolio activities during fiscal 2003, which included an increase in floating-rate wholesale assets funded with floating-rate debt.

Market Price Risk
-----------------

The Company is also exposed to market price risk related to equity investments included in the investment portfolio of its insurance operations, consisting primarily of equity investments in mutual funds tied to common indicies.
These investments are classified as available for sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". None of the equity investments are considered trading securities within the meaning of SFAS No. 115.

A summary of the sensitivity of the fair market value of the Company's equity investments to an assumed 10% and 20% adverse change in market prices is presented below.

                                             As of
                                           March 31,
                                             2003
                                          -----------
                                       (Dollars in Millions)
      Cost...........................      $     149
      Fair Market Value..............      $     147
      Net unrealized loss............      $      (2)
      Estimated 10% adverse change
          in prices..................      $     (15)
      Estimated 20% adverse change
          In prices..................      $     (30)



These hypothetical scenarios represent an estimate of reasonably possible net losses that would be recognized on the Company's equity investments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results that may occur. Additionally, the hypothetical scenarios do not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates.


COUNTERPARTY CREDIT RISK
------------------------

Derivative instruments involve counterparty credit risk, which is the risk that a counterparty may fail to perform on its contractual obligations. This risk is managed through the use of a comprehensive policy that includes credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition, use of master netting agreements with all counterparties and exposure limits based on counterparty credit, exposure amount and management risk tolerance. The policy is reviewed at a minimum on an annual basis and as conditions warrant.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at March 31, 2003, reduced by the effects of master netting agreements. At March 31, 2003, aggregate counterparty credit risk as represented by the fair value of the Company's derivative instruments was $1.4 billion on an aggregate notional amount of $47.7 billion. Additionally, at March 31, 2003, all of the Company's derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by national rating agencies. The Company does not currently anticipate non-performance by any of its counterparties and has no reserves related to non-performance as of March 31, 2003. The Company has not experienced any counterparty default during the fiscal 2003, 2002, and the twelve months ended March 2001.

A reconciliation of the activity of the Company's derivative instruments which totaled $47.7 billion and $43.5 billion for the fiscal 2003 and 2002 is as follows:

                                      Cross
                                     Currency
                                     Interest               Interest
                                     Rate Swap              Rate Swap            Option-based
                                    Agreements             Agreements              Products
                                 ----------------       ----------------       ----------------
                                                            March 31,
                                 --------------------------------------------------------------
                                  2003      2002         2003      2002         2003      2002
                                  ----      ----         ----      ----         ----      ----
                                                       (Dollars in Billions)
Beginning Notional Amount...     $ 8.0      $8.9        $29.4     $16.7         $6.1     $11.5
Add:
   New agreements...........       4.2       1.9          8.3      16.9          3.3       5.4

Less:
   Terminated agreements....       0.2       0.1          0.1       0.1            -       8.0
   Expired agreements.......       1.5       2.7          7.4       3.8          0.3       2.8
   Amortizing notionals.....         -         -          2.1       0.3            -         -
                                 -----      ----        -----     -----         ----     -----
Ending Notional Amount......     $10.5      $8.0        $28.1     $29.4         $9.1     $ 6.1
                                 =====      ====        =====     =====         ====     =====

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEX TO FINANCIAL STATEMENTS



                                                                     Page
                                                                    -------

Report of Independent Accountants................................     46

Consolidated Balance Sheet at March 31, 2003 and 2002............     47

Consolidated Statement of Income for the years ended
   March 31, 2003 and 2002, the six months ended March 31, 2001,
   and the year ended September 30, 2000.........................     48

Consolidated Statement of Shareholder's Equity for the years ended March 31, 2003 and 2002, the six months ended
   March 31, 2001 and the year ended September 30, 2000..........     49

Consolidated Statement of Cash Flows for the years ended
   March 31, 2003 and 2002, the six months ended March 31, 2001
   and the year ended September 30, 2000.........................     50

Notes to Consolidated Financial Statements.......................   51-96

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------








To the Board of Directors and Shareholder of Toyota Motor Credit Corporation:




In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended March 31, 2003 and 2002, the six months ended March 31, 2001 and for the year ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

/S/ PRICEWATERHOUSECOOPERS LLP


Los Angeles, California
April 8, 2003

                     TOYOTA MOTOR CREDIT CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in Millions)

                                                         March 31,
                                                 --------------------------
                                                   2003              2002
                                                 --------          --------
               ASSETS
               ------

Cash and cash equivalents.....................   $    980          $    747
Investments in marketable securities..........      1,630             1,100
Finance receivables, net......................     26,477            23,477
Investments in operating leases, net..........      8,017             7,631
Derivative assets.............................      1,421               454
Other assets..................................        708               630
Income taxes receivable.......................          -               221
                                                 --------          --------
      Total Assets............................   $ 39,233          $ 34,260
                                                 ========          ========


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable.......................   $ 32,099          $ 27,026
Derivative liabilities........................        514             1,124
Other liabilities.............................        869               819
Income taxes payable..........................         26                 -
Deferred income...............................        996               861
Deferred income taxes.........................      1,866             1,679
                                                 --------          --------
      Total Liabilities.......................     36,370            31,509
                                                 --------          --------

Commitments and Contingencies (See Note 16)

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized; issued
      and outstanding 91,500 in 2003 and 2002)        915               915
   Retained earnings..........................      1,930             1,820
   Accumulated other comprehensive income.....         18                16
                                                 --------          --------
      Total Shareholder's Equity..............      2,863             2,751
                                                 --------          --------
         Total Liabilities and
         Shareholder's Equity.................   $ 39,233          $ 34,260
                                                 ========          ========


See Accompanying Notes to Consolidated Financial Statements.

                        TOYOTA MOTOR CREDIT CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                            (Dollars in Millions)


                                                    Fiscal          Six          Fiscal
                                                    Years          Months         Year
                                                    Ended          Ended         Ended
                                                   March 31,      March 31,  September 30,
                                               -----------------  ---------  -------------
                                                2003       2002     2001         2000
                                               ------     ------  ---------  -------------
Financing Revenues:

   Leasing.................................    $2,522     $2,479     $1,246     $2,402
   Retail financing........................     1,136        917        390        768
   Wholesale and other dealer financing....       172        186        124        182
                                               ------     ------     ------     ------

Total financing revenues...................     3,830      3,582      1,760      3,352

   Depreciation on leases..................     1,626      1,580        753      1,440
   Interest expense........................       832      1,030        726      1,289
   Derivative fair value adjustments.......       335        (38)        23          -
                                               ------     ------     ------     ------
Net financing revenues.....................     1,037      1,010        258        623

Insurance premiums earned and contract
   revenues................................       168        155         68        138
Investment and other income................       212        136        105         25
                                               ------     ------     ------     ------
Net financing revenues and other revenues..     1,417      1,301        431        786
                                               ------     ------     ------     ------
Expenses:

   Operating and administrative............       540        529        236        400
   Losses related to Argentine investment..         9         31          -          -
   Provision for credit losses.............       604        263         89        135
   Insurance losses and loss adjustment
      expenses.............................        87         76         35         81
                                               ------     ------     ------     ------

Total expenses.............................     1,240        899        360        616
                                               ------     ------     ------     ------

Income before equity in net loss of
   subsidiary, provision for income taxes,
   and cumulative effect of change
   in accounting principle.................       177        402         71        170

Equity in net loss of subsidiary...........         -          -          -          1

Provision for income taxes.................        67        159         27         65
                                               ------     ------     ------     ------

Income before cumulative effect of
   change in accounting principle..........       110        243         44        104

Cumulative effect of change in accounting
   principle, net of tax benefits..........         -          -         (2)         -
                                               ------     ------     ------     ------

Net Income.................................    $  110     $  243     $   42     $  104
                                               ======     ======     ======     ======


See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                            (Dollars in Millions)

                                                              Accumulated
                                                               Other
                                       Capital    Retained  Comprehensive
                                        Stock     Earnings     Income       Total
                                       -------    --------  -------------  -------

Balance at September 30, 2000.......   $   915     $ 1,539     $    19     $ 2,473

Net income for the six months
   ended March 31, 2001.............         -          42           -          42

Change in net unrealized gains
   on available-for-sale
   marketable securities............         -           -          (1)         (1)
                                       -------     -------     -------     -------
Total comprehensive income..........         -          42          (1)         41
                                       -------     -------     -------     -------

Balance at March 31, 2001...........   $   915     $ 1,581     $    18     $ 2,514


Net income for the year ended
   March 31, 2002...................         -         243           -         243

Change in net unrealized gains
   on available-for-sale
   marketable securities............         -           -          (2)         (2)
                                       -------     -------     -------     -------
Total comprehensive income..........         -         243          (2)        241
                                       -------     -------     -------     -------

Dividends...........................         -          (4)          -          (4)

Balance at March 31, 2002...........   $   915     $ 1,820     $    16     $ 2,751


Net income for the year ended
   March 31, 2003...................         -         110           -         110

Change in net unrealized gains
   on available-for-sale
   marketable securities............         -           -           2           2
                                       -------     -------     -------     -------
Total comprehensive income..........         -         110           2         112
                                       -------     -------     -------     -------

Balance at March 31, 2003...........   $   915     $ 1,930     $    18     $ 2,863
                                       =======     =======     =======     =======






See Accompanying Notes to Consolidated Financial Statements.

                               TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Millions)

                                                          Fiscal           Six        Fiscal
                                                           Years         Months        Year
                                                           Ended          Ended        Ended
                                                         March 31,      March 31,  September 30,
                                                     -----------------  ---------  -------------
                                                      2003       2002     2001         2000
                                                     ------     ------  ---------  -------------
Cash flows from operating activities:

   Net income......................................  $  110     $  243     $   42     $  104
                                                     ------     ------     ------     ------
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Cumulative effect of change in accounting
         principles, net...........................       -          -          2          -
       Derivative fair value adjustments...........     335        (38)        23          -
       Depreciation and amortization...............   1,758      1,556        789      1,557
       Provision for credit losses.................     604        263         89        135
       Gain from sale of finance receivables, net..    (130)       (81)       (42)        (5)
       Gain from sale of marketable securities, net       -         (1)        (6)        (8)
       Loss on asset impairment....................      20         70         25         74
       Loss and reserve related to Argentine
         Investment................................       9         31          -          -
       (Increase) in other assets..................    (805)      (109)      (219)       (58)
       Increase(decrease) in deferred income taxes.     178        197        (15)       (68)
       Increase(decrease) in other liabilities.....     983        (39)        60        199
                                                     ------     ------     ------     ------
   Total adjustments...............................   2,952      1,849        706      1,826
                                                     ------     ------     ------     ------
Net cash provided by operating activities..........   3,062      2,092        748      1,930
                                                     ------     ------     ------     ------

Cash flows from investing activities:

   Addition to investments in marketable securities  (2,144)    (1,528)    (1,582)    (1,409)
   Disposition of investments in marketable
     securities....................................   1,513      1,477      1,378        985
   Acquisition of finance receivables.............. (39,496)   (21,759)   (14,587)   (25,161)
   Liquidation of finance receivables..............  31,643     14,370     10,568     19,238
   Proceeds from sale of finance receivables.......   4,502      2,958      2,910      1,476
   Addition to investments in operating leases.....  (3,944)    (3,990)    (1,352)    (3,085)
   Disposition of investments in operating leases..   1,900      2,247      1,177      2,262
   Decrease in receivable from Affiliate...........       -          -          -        644
                                                     ------     ------     ------     ------

Net cash used in investing activities..............  (6,026)    (6,225)    (1,488)    (5,050)
                                                     ------     ------     ------     ------
Cash flows from financing activities:

   Proceeds from issuance of notes and loans
     payable.......................................  10,404     10,504      4,172      6,783
   Payments on notes and loans payable.............  (6,794)    (6,535)    (4,220)    (5,582)
   Net (decrease) increase in commercial paper ....    (413)       617        912      1,909
                                                     ------     ------     ------     ------

Net cash provided by financing activities..........   3,197      4,586        864      3,110
                                                     ------     ------     ------     ------

Net increase (decrease) in cash and cash
  equivalents......................................     233        453        124        (10)

Cash and cash equivalents at the beginning
  of the period....................................     747        294        170        180
                                                     ------     ------     ------     ------
Cash and cash equivalents at the end of the
  period...........................................  $  980     $  747     $  294     $  170
                                                     ======     ======     ======     ======
Supplemental disclosures:

  Interest paid....................................  $  750     $1,027     $  750     $ 1,240
  Income taxes (received)/paid.....................  $ (362)    $   91     $  121     $    22



See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Nature of Operations
-----------------------------

Toyota Motor Credit Corporation ("TMCC") was incorporated in California in 1982 and commenced operations in 1983. As of March 31, 2003, TMCC is a wholly-owned subsidiary of Toyota Financial Services Americas Corporation ("TFSA"), a holding company owned 100% by Toyota Financial Services Corporation ("TFSC"). TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation ("TMC"). TFSC was incorporated in July 2000 and is headquartered in Nagoya, Japan. The purpose of TFSC is to manage TMC's finance operations worldwide.

TMCC has eight wholly-owned subsidiaries, two subsidiaries which provide retail and wholesale financing in Mexico and Venezuela, one subsidiary engaged in the insurance business, three limited purpose subsidiaries formed primarily to acquire and securitize receivables, one subsidiary which acts as a holding company for a corporation which provides retail and wholesale financing in the Commonwealth of Puerto Rico, and one subsidiary which is an employee services company in Mexico. References herein to "TMCC" denote Toyota Motor Credit Corporation and references herein to "the Company" denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

The Company provides retail financing, wholesale financing, and certain other financial products and services to authorized Toyota and Lexus vehicle dealers, and to a lesser extent, other domestic and import franchised dealers and their customers in the United States ("U.S.") (excluding Hawaii), the Commonwealth of Puerto Rico, Mexico, and Venezuela. Contracts purchased in Mexico and Venezuela are originated in each country's respective functional currency. Foreign currency risk related to the Company's international operations is considered insignificant given the small size of such foreign operations. TMCC offers retail leasing to authorized Toyota and Lexus vehicle dealers and certain other domestic and import franchised dealers and their customers in the U.S. (excluding Hawaii).

In March 2003, the Company reorganized its Puerto Rican operations by incorporating a new subsidiary in the Commonwealth of Puerto Rico. The new corporation, Toyota Credit de Puerto Rico Corp. ("TCPR Corp."), is a wholly-owned subsidiary of TCPR Holdings, Inc. TCPR Holdings, Inc., a California corporation, was formerly known as Toyota Credit de Puerto Rico Corp. TCPR Corp. has taken over the operations formerly conducted by TCPR Holdings, Inc. TCPR Corp. provides retail and wholesale financing and certain other financial products and services to authorized Toyota and Lexus dealers and their customers in the Commonwealth of Puerto Rico.

The Company also holds minority interests in Banco Toyota Do Brasil ("BTB") and Toyota Credit Argentina S.A. ("TCA"). BTB provides retail, lease and wholesale financing to authorized Toyota vehicle dealers and their customers in Brazil. TMCC's 15% investment in BTB is accounted for using the cost method. The remaining interest in BTB is owned by TFSC. TMCC owns a 33% interest in TCA with the remaining interest owned by TFSA. Through January 2002 TCA provided retail and wholesale financing to authorized Toyota vehicle dealers and their customers in Argentina. Due to adverse economic conditions experienced during and subsequent to January 2002, TCA ceased financing new business and is currently collecting on outstanding receivables. TMCC accounts for TCA using the equity method.

In fiscal 2002, TMCC wrote-off its investment in TCA due to adverse Argentine economic conditions. During fiscal 2003, TMCC performed under a guarantee of TCA's debt repaying $35 million of outstanding balances and accrued interest. TCA repaid the remaining principal and accrued interest in March 2003. As of March 31, 2003, TMCC's guarantees of TCA debt have been fully satisfied and the guarantees were terminated.

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

Change in Fiscal Year
---------------------

In June 2000, the Executive Committee of the Board of Directors of the Company approved a change in the Company's fiscal year-end from September 30 to March
31. This change resulted in a six-month transition period from October 1, 2000 through March 31, 2001 (the "transition period"). Results related to the transition period are included in this Form 10-K Report.

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

Investments in Marketable Securities
------------------------------------

Investments in marketable securities consist of debt and equity securities and interests retained in the sale of receivables. The Company's accounting policies related to the valuation of interests retained in the sale of receivables are discussed under "Sale of Receivables and Valuation of Retained Interests" within this footnote.

Debt and equity securities designated as available-for-sale are carried at fair value using quoted market prices or discounted cash flow analysis with unrealized gains or losses included in accumulated other comprehensive income, net of applicable taxes. Debt securities designated as held-to-maturity are carried at amortized cost and are reduced to net realizable value for other-than-temporary declines in market value. The Company uses the specific identification method to determine the cost basis of its investment portfolio. Realized investment gains and losses are reflected in income and are determined in accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments is Debt and Equity Securities" ("SFAS 115").

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

Investments in Operating Leases
-------------------------------

Investments in operating leases are recorded at cost and depreciated on a straight-line basis over the lease terms to the estimated residual value. Revenue from operating leases is recognized on a straight-line basis over the lease term.

Finance Receivables
-------------------

Finance receivables are recorded at the present value of the related future cash flows including residual values for finance leases. Revenue associated with finance receivables is recognized on a level-yield basis over the contract term.

Allowance for Credit Losses
---------------------------

The Company maintains an allowance for credit losses to cover probable losses on its owned portfolio resulting from the failure of customers to make required payments. The Company's owned portfolio includes securitized receivables that do not qualify for sale treatment under Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). The allowance is evaluated at least quarterly, considering a variety of factors and assumptions to determine whether reserves are considered adequate to cover probable losses.

Evaluation of the appropriateness of the allowance is based on several factors and assumptions. These factors and assumptions include: (1) segmentation of loan pools based on common loan and/or risk characteristics;
(2) identification and interpretation of various portfolio and economic indicators such as unemployment and personal bankruptcy rates that management believes are key to estimating expected credit losses; and (3) consideration of historical delinquency, loss analysis, and trends. Additionally, management modifies its evaluation as the assumptions in the underlying analyses and the credit environment change. The estimate of expected credit losses is based upon information available at the reporting date.

Collection activity on delinquent accounts is terminated when it has been determined that payments due will not be received and the related collateral is either repossessed and sold or cannot be recovered. Any shortfalls between proceeds received and the amounts due from customers are charged against the allowance. Any recoveries are credited to the allowance. The allowance related to the Company's earning assets is included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet. The related provision expense is included in the provision for credit losses in the Consolidated Statement of Income.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

Determination of Impairment of Residual Values
----------------------------------------------

The Company has a substantial vehicle lease portfolio. The Company is exposed to risk of loss on the disposition of vehicles at lease maturity to the extent that net disposition proceeds are not sufficient to cover the carrying value of leased assets. At origination, the contractual residual values associated with leased vehicles represent the estimated market value of the assets at lease maturity. Generally accepted accounting principles ("GAAP") require that if the value of the residual declines and such decline is considered other than temporary, the residual is written down to its estimated net realizable value through an impairment charge in the year such determination is made.

The Company performs periodic evaluations of the carrying value of leased assets to determine if impairment of residual values has occurred. Factors considered in this evaluation include projected vehicle return rates, historical trends, market information on new and used vehicle sales, and general economic conditions. In accordance with GAAP, adjustments are made to the carrying value of leased assets when management concludes that the decline in residual value is other than temporary. Impairment charges are included in depreciation expense in the Consolidated Statement of Income.

Analyzing the carrying value of leased assets involves a high degree of judgment. As a result, actual losses related to residual value impairment could be significantly different than expected losses. Management believes that the net carrying values of leased assets at March 31, 2003 are reasonable.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

Deferred Charges
----------------

Deferred charges included in other assets on the Consolidated Balance Sheet consist primarily of underwriters' commissions and other debt issuance costs. Deferred charges are amortized to interest expense over the life of the related instruments on a straight-line basis, which is not materially different from the effective interest method.

Repossessed Collateral
----------------------

Assets are classified as repossessed assets and carried at net realizable value in other assets when physical possession of the collateral has occurred. Management periodically compares the carrying value and fair value of repossessed assets and records expense when the information indicates that the carrying value of the assets exceed the fair value.

Derivative Instruments
----------------------

The Company uses derivative instruments to manage its exposure to market risks such as interest rate and foreign exchange risks. Such instruments include interest rate swaps, cross currency interest rate swaps, and option-based products such as interest rate caps. In accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (adopted in fiscal 2001) and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 133/138") the Company records derivative instruments as assets or liabilities on the Consolidated Balance Sheet, measured at fair value.

Changes in the fair value of derivative instruments and the ineffective portion of the Company's designated and effective fair value hedge relationships are recognized and reported as derivative fair value adjustments in the Consolidated Statement of Income. When the Company elects not to designate a derivative instrument and hedged item as a fair value hedge at inception of the hedge, or the relationship does not qualify for fair value hedge accounting treatment under SFAS 133/138, the full amount of changes in the fair value of the derivative instrument will be recognized in the consolidated financial statements.

The Company reviews the effectiveness of its hedging relationships quarterly and as appropriate, to determine whether the relationships have been, and will continue to be, effective in offsetting changes in the fair value of designated hedged items. If hedge accounting is discontinued due to ineffectiveness, the Company will continue to carry the derivative instrument on the Consolidated Balance Sheet at its fair value. In addition, the Company will cease to adjust the hedged item for changes in fair value and amortize the cumulative fair value adjustments recognized in prior periods over the remaining hedged items' term.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

Insurance Operations
--------------------

Revenues from providing coverages under various contractual agreements are recognized over the terms of the agreements in relation to the timing and level of anticipated expenses. Revenues from insurance premiums are earned over the terms of the respective policies in proportion to estimated claim activities. Certain costs of acquiring new business, consisting primarily of commissions and premium taxes, are deferred and amortized over the term of the related policies on the same basis as revenues are earned.

The liability for losses and loss expenses represents the accumulation of estimates for reported losses and a provision for losses incurred but not reported, including claim adjustment expenses. Loss reserve projections are used to estimate loss reporting patterns, loss payment patterns, and ultimate claim costs. The liabilities for reported losses and the estimate of unreported losses are included in other liabilities in the Consolidated Balance Sheet. Commissions and fees from services provided are recognized in relation to the timing and level of services performed.

Income Taxes
------------

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current fiscal year's provision for income taxes.

TMCC files a consolidated federal income tax return with its domestic subsidiaries. TMCC files either separate or consolidated/combined state income tax returns with Toyota Motor North America ("TMA") or other domestic subsidiaries of TMCC. State income tax expense is generally recognized as if TMCC and its domestic subsidiaries filed their tax returns on a stand-alone basis. In those states where TMCC and its domestic subsidiaries join in the filing of consolidated or combined income tax returns, TMCC and its domestic subsidiaries are allocated their share of the total income tax expense based on combined allocation/apportionment factors and separate company income or loss. Based on the state tax sharing agreement with TMA, TMCC and its domestic subsidiaries pay for their share of the combined income tax expense and are reimbursed for the benefit of any of their tax losses utilized in the combined state income tax returns.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

Sale of Receivables and Valuation of Retained Interests
-------------------------------------------------------

TMCC's securitization transactions are completed using qualified special purpose entities ("QSPE") with the exception of one transaction in fiscal 2002 described below. As such, the Company achieves sale accounting treatment under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). The securitization transaction executed in September 2001, while similar in all material respects to those securitization transactions described above, was structured and accounted for as a collateralized borrowing. For accounting purposes, the finance receivables and debt issued by the related trust remain in the Company's Consolidated Balance Sheet although the assets of the related trust are not available to TMCC's creditors.

Gains or losses on finance receivables sold are recognized in the period in which the sale occurs and are accounted for in accordance with SFAS 140. The recorded gains or losses on assets sold depend on the carrying amount and the fair value of the assets at the sale date. The carrying amount is allocated between the assets sold and the subordinated retained interests based on their relative fair values at the sale date. Gains or losses on assets sold are included in investment and other income in the Consolidated Statement of Income.

The key economic assumptions used in the calculation of the initial gain or loss on assets sold and the subsequent valuation of the retained interests include the market interest rate environment, severity and rate of credit losses, and the prepayment speed of the receivables. Discount rates applied to the retained interests at the sale date are based on current market rates for an investment with a similar term and risk. Management estimates the credit loss rate based on a number of factors including vehicle contract mix, loan credit scoring, and age of contracts sold. To determine the prepayment assumption used, management considers historical prepayment speeds of outstanding securitization transactions and the owned portfolio, the current interest rate environment, and economic conditions. All key assumptions used in the valuation of the retained interests are reviewed quarterly and are revised as deemed appropriate.

The subordinated retained interests in the trusts are included in investments in marketable securities and other assets in the Consolidated Balance Sheet. These interests are not considered to have a readily available market value. Therefore, the fair value of the retained interests is calculated by discounting expected cash flows using management's estimates and other key economic assumptions and is accounted for in accordance with SFAS 115.

The Company recognizes income from the retained interests over the life of the underlying retained interests using the effective yield method. The yield represents the excess of all forecasted cash flows over the initial amount recorded as the retained interests at the sale date. As adjustments to forecasted cash flows are made based upon market conditions, the Company adjusts the rate at which income is earned prospectively. If forecasted future cash flows result in an other-than temporary decline in the fair value below the carrying amount, an impairment is recognized and is included in investment and other income in the Consolidated Statement of Income. Otherwise, any difference in the carrying amount and the fair value of the retained interests is recognized as an unrealized gain or loss, net of income taxes, and is included in accumulated other comprehensive income in the Consolidated Balance Sheet.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

New Accounting Standards
------------------------

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3 "Liability Recognition for Certain Employee Terminations Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan as required under EITF Issue No. 94-3. SFAS 146 also requires that measurement of the liability associated with exit or disposal activities be at fair value. SFAS 146 is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS 146 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company adopted the disclosure provisions of FIN 45 in the quarter ended December 31, 2002. Adoption of the initial recognition and measurement provisions of FIN 45 did not have a material impact on the Company's consolidated financial statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

New Accounting Standards (Continued)
------------------------

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN 46 did not have a material impact on the Company's consolidated financial statements because all securitization transactions are with entities that are qualifying special-purpose entities under SFAS 140 except for one transaction categorized as a collateralized borrowing which is already included in the Company's consolidated financial statements.

In March 2003, the Emerging Issues Task Force ("EITF") released Issue No. 02-9, "Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold" ("EITF 02-9") for events occurring after April 2, 2003. EITF 02-9 relates to securitizations that have been accounted for as sales under SFAS 140. In the event that one or more of the control rules specified by SFAS 140 are no longer met, the transferor would have to recognize those assets and the related liabilities on the Consolidated Balance Sheet at fair value. The implementation of EITF 02-9 is not expected to have a material impact on the Company's consolidated financial statements because all securitization transactions treated as a sale for accounting purpose remain in QSPEs and the control rules of SFAS 140 continue to be met.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued)
---------------------------------------------------

New Accounting Standards (Continued)
------------------------

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments and improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The amendments to SFAS 133 fall principally into three categories: amendments related to SFAS 133 implementation issues that were previously cleared by the FASB, amendments clarifying the definition of a derivative, and amendments relating to the definition of expected cash flows in FASB Concepts Statement No. 7 "Using Cash Flow Information and Present Value in Accounting Measurements". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. All of the Company's existing derivatives have been recognized in the Company's consolidated financial statements under prior SFAS statements. SFAS 149 does not alter current valuation or disclosures. As such, the implementation of SFAS 149 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS 150 is not expected to have a material effect on the Company's consolidated financial statements.

Reclassifications
-----------------

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

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Marketable Securities
---------------------------------------------

The estimated fair value and amortized cost of investments in marketable securities are as follows:

                                                        March 31, 2003
                                          -------------------------------------------
                                                     Fair      Unrealized  Unrealized
                                           Cost      Value       Gains        Losses
                                          ------     ------    ----------  ----------
                                                     (Dollars in Millions)
Available-for-sale securities:
   Senior and subordinated
      securities.......................   $  933     $  943     $   10     $    -
   Interest-only strips................      121        133         12          -
   Other asset-backed securities.......      242        252         11          -
   Corporate debt securities...........      102        109          7         (1)
   Equity securities...................      149        147          1         (3)
   U.S. debt securities................       38         39          2          -
                                          ------     ------      -----      -----
Total available-for-sale securities....   $1,585     $1,623     $   43     $   (4)
                                                                 =====      =====
Held-to-maturity securities:
   U.S. debt securities................        7          7
                                          ------     ------
Total marketable securities............   $1,592     $1,630
                                          ======     ======

                                                        March 31, 2002
                                          -------------------------------------------
                                                      Fair     Unrealized  Unrealized
                                           Cost       Value       Gains      Losses
                                          ------     ------    ----------  ----------
                                                     (Dollars in Millions)
Available-for-sale securities:
   Senior and subordinated
      securities.......................   $  498     $  506     $    8     $    -
   Interest-only strips................       98        109         11          -
   Other asset-backed securities.......      208        212          5         (1)
   Corporate debt securities...........      110        109          2         (2)
   Equity securities...................      129        134          9         (4)
   U.S. debt securities................       23         23          -          -
                                          ------     ------     ------      -----
Total available-for-sale securities....   $1,066     $1,093     $   35     $   (7)
                                                                ======      =====
Held-to-maturity securities:
   U.S. debt securities................        7          7
                                          ------     ------
Total marketable securities............   $1,073     $1,100
                                          ======     ======

                         TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Marketable Securities (Continued)
---------------------------------------------

The proceeds from sales of available-for-sale securities were $456 million, $474 million, $287 million, and $740 million for fiscal 2003 and 2002, the six months ended March 31, 2001, and fiscal 2000, respectively. Realized gains on sales of available-for-sale securities were $8 million, $5 million, $7 million, and $13 million for fiscal 2003 and 2002, the six months ended March 31, 2001, and fiscal 2000, respectively. Realized losses on available-for-sale securities were $29 million including $25 million in impairment losses, $4 million, $1 million, and $5 million for the years ended fiscal 2003 and 2002, the six months ended March 31, 2001, and fiscal 2000, respectively. The cash flow information presented above relates to the Company's investment portfolio of its insurance operations. Cash flows related to interests retained in securitization transactions are discussed in Note 7: Sale of Receivables.

The contractual maturities of investments in marketable securities at March 31, 2003 are as follows:

                                        Available-for-Sale     Held-to-maturity
                                           Securities             Securities
                                       --------------------    ----------------
                                                    Fair                  Fair
                                        Cost        Value      Cost       Value
                                       ------      --------    -----      -----
                                                 (Dollars in Millions)
Within one year......................  $  631      $  631      $   7      $   7
After one year through five years....     567         596          -          -
After five years through ten years...      95         100          -          -
After ten years......................     143         149          -          -
Equity securities....................     149         147          -          -
                                       ------      ------      -----      -----
   Total.............................  $1,585      $1,623      $   7      $   7
                                       ======      ======      =====      =====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Finance Receivables, Net
---------------------------------

Finance receivables, net consists of the following:

                                                           March 31,
                                                    -----------------------
                                                      2003           2002
                                                    --------       --------
                                                     (Dollars in Millions)
      Retail...............................         $ 16,160       $ 13,715
      Finance leases .......................           6,078          7,682
      Wholesale and other dealer loans.....            5,608          3,626
                                                    --------       --------
                                                      27,846         25,023
      Unearned income......................           (1,043)        (1,340)
                                                    --------       --------
         Finance receivables, net of
              unearned income..............         $ 26,803       $ 23,683

      Allowance for credit losses ..........            (326)          (206)
                                                    --------       --------
         Finance receivables, net ..........        $ 26,477       $ 23,477
                                                    ========       ========

Contractual maturities are as follows:

       Due in the                                              Wholesale
      Years Ending                              Finance        and Other
        March 31,                 Retail        Leases        Dealer Loans
      -------------              --------      ---------      ------------
                                          (Dollars in Millions)
      2004..................      $ 4,273        $ 2,153          $ 4,740
      2005..................        4,069          1,507              157
      2006..................        3,539          1,000              161
      2007..................        2,672            888              205
      2008..................        1,345            530              226
      Thereafter............          262              -              119
                                  -------        -------          -------
         Total..............      $16,160        $ 6,078          $ 5,608
                                  =======        =======          =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Finance Receivables, Net (Continued)
---------------------------------

Finance leases included estimated unguaranteed residual values of $1.8 billion and $1.9 billion at March 31, 2003 and 2002, respectively. The aggregate balances related to finance receivables 60 or more days past due totaled $160 million and $189 million at March 31, 2003 and 2002, respectively. Substantially all of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.

A substantial portion of the Company's finance receivables has historically been repaid prior to contractual maturity dates; contractual maturities and future minimum lease payments should not be considered as necessarily indicative of future cash collections.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Investments in Operating Leases, Net
---------------------------------------------

Investments in operating leases, net consisted of the following:

                                                           March 31,
                                                    -----------------------
                                                      2003           2002
                                                    --------       --------
                                                     (Dollars in Millions)
      Vehicles.................................    $  9,687       $  9,011
      Equipment and other......................         720            721
                                                   --------       --------
                                                     10,407          9,732
      Accumulated depreciation.................      (2,254)        (2,034)
      Allowance for credit losses..............        (136)           (67)
                                                   --------       --------
         Investments in operating leases, net..    $  8,017       $  7,631
                                                   ========       ========

Future minimum rentals on operating leases for each of the five succeeding fiscal years are as follows:


                                         Future Minimum
                                           Rentals on
        Fiscal                          Operating Leases
      -------------                     ----------------
                                      (Dollars in Millions)
      2004...........................      $   1,729
      2005...........................          1,274
      2006...........................            675
      2007...........................            131
      2008...........................              6
      Thereafter.....................              -
                                           ---------
         Total.......................      $   3,815
                                           =========



A substantial portion of the Company's operating lease contracts has historically been terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Allowance for Credit Losses
------------------------------------

An analysis of the allowance for credit losses follows:

                                            Years           Six Months      Year
                                            Ended            Ended          Ended
                                          March 31,         March 31,    September 30,
                                     -------------------    ----------   -------------
                                       2003       2002         2001          2000
                                     --------   --------    ----------   -------------
                                                    (Dollars in Millions)
Allowance for credit losses
    at beginning of period........     $  283     $  227      $  230      $  202
Provision for credit losses.......        604        263          89         135
Charge-offs.......................       (365)      (190)        (75)       (116)
Recoveries........................         35         20           9          19
Other adjustments.................        (31)       (37)        (26)        (10)
                                       ------     ------      ------      ------

Allowance for credit losses
    at end of period..............     $  526     $  283      $  227      $  230
                                       ======     ======      ======      ======



At March 31, 2003, the allowance for credit losses consisted of $462 million to cover probable losses on the Company's owned portfolio and $64 million to cover probable losses on repossessed collateral in inventory as of the period end dates shown above. Total repossessed collateral in inventory at March 31, 2003, 2002, 2001 and September 30, 2000 was $147 million, $114 million, $76 million, and $59 million, respectively. Repossessed collateral is included in other assets in the Consolidated Balance sheet.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Receivables
----------------------------

TMCC retains servicing rights and earns a contractual servicing fee of 1% per annum on the total monthly outstanding principal balance of its securitized receivables. In a subordinated capacity, the Company retains interest-only strips, subordinated securities, and reserve funds in these securitizations, and these retained interests are held as restricted assets subject to limited recourse provisions and provide credit enhancement to the senior securities in the Company's securitization transactions. The retained interests are not available to satisfy any obligations of TMCC. Investors in the securitizations have no recourse to the Company beyond the Company's retained subordinated interests and any amounts drawn on the revolving liquidity notes.
 The Company's exposure to these retained interests exists until the associated securities are paid in full. Investors do not have recourse to other assets held by TMCC for failure of obligors on the receivables to pay when due or otherwise.

In previous periods, the Company also securitized, sold, and serviced lease finance receivables. During fiscal 2002, Toyota Leasing, Inc. ("TLI") exercised its option to repurchase remaining outstanding receivables under all lease securitization transactions then outstanding. As a result of the repurchase, there was no outstanding balance of interests in securitized lease finance receivables as of, and subsequent to, March 31, 2002.

The Company adopted SFAS 140 during the six months ended March 2001. The effect of adopting SFAS 140 was not material to the Company's consolidated financial statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Receivables (Continued)
----------------------------

Cash Flows Related to Sales of Receivables
------------------------------------------

The following table summarizes gains on assets sold, and certain cash flows received from, and paid to, the securitization trusts that were accounted for as sales during fiscal 2003 and 2002, and the six months ended March 2001:

                                                  Years Ended           Six Months Ended
                                                   March 31,                March 31,
                                           ------------------------     ----------------
                                            2003          2002               2001
                                           ------    --------------     ----------------
                                           Retail    Lease   Retail    Lease     Retail
                                          ------    -----   ------    -----     ------
                                                         (Dollars in Millions)
Gains on assets sold.................     $  130        -   $   81        -    $   46

Cash flow information:

Proceeds from new securitizations,
   net of purchased and retained
   securities........................     $3,195        -   $2,081        -    $2,226
Servicing fees received..............     $   54    $   5   $   48     $  8    $   18
Excess interest received from
   interest only strips..............     $  119    $   2   $  136     $  4    $   43
Repurchase of lease receivables <F1>.          -    $(304)       -     $ (5)        -
Other repurchases of receivables.....     $   (1)   $  (8)  $   (2)       -         -
Reimbursement of servicer advances...     $    1    $  19   $    4     $  4    $    7
Maturity advances <F2>...............          -        -        -     $(30)        -
Reimbursements of maturity advances..          -    $  69        -     $131         -

---------------
<F1> Amount represents optional redemptions associated with the maturity of lease securitizations.
<F2> Maturity advances represent the difference between the aggregate amount of principal collected and available to pay principal of the securities, and the outstanding balance of the securities due on targeted maturity dates.  The Company was reimbursed for prior period maturity advances from principal collections in subsequent months.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Receivables (Continued)
----------------------------

Key economic assumptions used in estimating the fair value of retained interests at the sale dates of the securitization transactions completed during fiscal 2003 and 2002, and the six months ended March 2001 were as follows:


                                              Years Ended           Six Months Ended
                                               March 31,                March 31,
                                       -------------------------    ----------------
                                          2003           2002             2001
                                       ----------     ----------    ----------------
Prepayment speed
    related to securitizations.......      1.5%           1.5%            1.5%
Weighted average life
    (in years).......................   1.45-1.85      1.26-1.38       1.39-1.58
Expected credit losses...............   0.75-0.80%       0.70%        0.50%-0.55%
Discount rate used
    on the subordinated securities...      5.0%        5.0%-8.0%       7.6%-8.0%
Discount rate used
    on other retained interests......     8%-10%         8%-12%         10%-12%


Expected cumulative static pool losses over the life of the securitizations are calculated by taking actual life to date losses plus projected losses and dividing the sum by the original balance of each pool of assets. Expected cumulative static pool credit losses for the retail loans securitized in fiscal 2003 and 2002, and for the six months ended March 2001 were 0.99%, 1.09%, and 1.46%, respectively. Actual cumulative residual value impairment losses were 5.95% and 3.75% for lease securitizations outstanding during fiscal 2002 and the six months ended March 2001, respectively. There were no outstanding lease securitizations in fiscal 2003.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Receivables (Continued)
----------------------------

At March 31, 2003, the key economic assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10% and 20% adverse change in those assumptions are presented below.

                                                                     Retail
                                                                Finance Receivables
                                                           --------------------------
                                                             (Dollars in Millions)
Retained interests included in
    investments in marketable securities.................            $ 1,076
Retained interests included in other assets..............                 46
                                                                     -------
                                                                     $ 1,122

Prepayment speed assumption..............................         1.50%-1.60%
   Impact of 10 percent adverse change...................            $   (12)
   Impact of 20 percent adverse change...................            $   (24)

Residual cash flows discount rate (annual rate)..........        5.00%-10.00%
   Impact of 10 percent adverse change...................            $    (3)
   Impact of 20 percent adverse change...................            $    (7)

Expected credit losses...................................         0.68%-1.14%
   Impact of 10 percent adverse change...................            $    (8)
   Impact of 20 percent adverse change...................            $   (15)



These hypothetical scenarios do not reflect expected market conditions and should not be used as a prediction of future performance. As the figures indicate, changes in the fair value may not be linear. In addition, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. Actual changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Actual cash flows may differ from the above analysis.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Sale of Receivables (Continued)
----------------------------

Finance receivable balances and delinquency amounts for managed receivables, which include both owned and securitized receivables, at March 31, 2003 and 2002, are summarized as follows:

                                                     March 31,
                                              -----------------------
                                                2003           2002
                                              --------       --------
                                               (Dollars in Millions)
Retail finance receivables, net......         $ 22,118       $ 18,137
Finance leases .......................           5,169          6,500
Wholesale and other dealer loans.....            5,608          3,626
                                              --------       --------
Total finance receivables managed....           32,895         28,263

Less:
Securitized retail
    finance receivables..............           (6,092)        (4,580)
                                              --------       --------
Total finance receivables owned......         $ 26,803       $ 23,683
                                              ========       ========

                                          Amount 60 Days     Credit Losses
                                            or More             Net of
                                             Past Due         Recoveries
                                          --------------    --------------
                                             March 31,         March 31,
                                          --------------    --------------
                                           2003    2002      2003    2002
                                          ------  ------    ------  ------
                                               (Dollars in Millions)
Retail..............................       $146     $122     $166     $ 75
Finance lease.......................         55      112      119       64
Wholesale and other dealer loans....          -        -        -        -
                                           ----     ----     ----     ----
Total managed portfolio.............       $201     $234     $285     $139
                                           ====     ====     ====     ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Derivatives and Hedging Activities
-------------------------------------------

The Company manages its exposure to market risks such as interest rate and foreign exchange risks using derivative instruments. These instruments include interest rate swaps, cross currency interest rate swaps, and option-based products such as interest rate caps.

Derivative instruments, while useful in managing interest rate and foreign currency risks, involve an element of counterparty credit risk which is the possibility that a counterparty may default. This risk is managed through the use of credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition, use of master netting agreements with all counterparties and exposure limits based on counterparty credit, exposure amount and management risk tolerance.

Fair-Value Hedges
-----------------

The Company enters into interest rate swap and cross currency interest rate swap agreements to convert its fixed-rate debt to variable-rate U.S. dollar debt. The currency exposure for all foreign currency debt is hedged at issuance using cross currency interest rate swaps that convert fixed-rate non-U.S. dollar debt to variable-rate U.S. dollar denominated payments. Such derivatives are linked to specific liabilities at inception and initially qualify for hedge accounting treatment under SFAS 133/138.

Non-designated Derivatives
--------------------------

The Company's primary market risk exposure is interest rate risk, in particular U.S. dollar London Interbank Offered Rate ("LIBOR"). Interest rate risk results from differences in the re-pricing characteristics of the Company's assets and liabilities. Interest rate risk exposure is managed on a portfolio basis using derivatives such as interest rate swaps and option-based products such as interest rate caps ("non-designated derivatives"). Since these derivatives are not linked to specific assets or liabilities, they do not qualify for hedge accounting treatment under SFAS 133/138.

Accounting for Derivatives and Hedging Activities
-------------------------------------------------

In accordance with SFAS 133/138, the Company records derivative instruments on its Consolidated Balance Sheet as assets or liabilities, measured at fair value. Changes in the fair value of derivative instruments and the ineffective portion of the Company's designated and effective fair value hedge relationships are recognized and reported as derivative fair value adjustments in the consolidated financial statements. Additional information regarding the Company's accounting for derivatives is disclosed in Note 2-Summary of Significant Accounting Policies - Derivative Instruments.

Fiscal 2003 results
-------------------

The Company recognized a $335 million unfavorable Derivative Adjustment (reported as Derivative fair value adjustments in the Consolidated Statement of Income) during fiscal 2003. The unfavorable Derivative Adjustment reflected a $331 million unfavorable adjustment to the fair market value of the Company's non-designated derivatives and a $4 million unfavorable adjustment related to the ineffective portion of the Company's fair value hedges.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Derivatives and Hedging Activities(continued)
------------------------------------------------------

Fiscal 2002 results
-------------------

The Company recognized a $38 million favorable Derivative Adjustment during fiscal 2002. The favorable Derivative Adjustment reflected a $43 million favorable adjustment to the fair market value of the Company's non-designated derivatives and a $5 million unfavorable adjustment related to the ineffective portion of the Company's fair value hedges.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Notes and Loans Payable
--------------------------------

Notes and loans payable and the related weighted average interest rates at March 31, 2003 and March 31, 2002 are summarized in the following table:


                                                Years Ended           Wtd. Avg. Int. Rates
                                                 March 31,                 March 31, <F1>
                                          -----------------------     --------------------
                                            2003          2002           2003       2002
                                          ---------    ----------     ---------   --------
                                           (Dollars in Millions)

Short-term debt <F2>...........           $   4,843     $   5,012          1.36%      1.83%

Long-term debt <F3>............           $  26,034     $  22,678          1.43%      1.59%
                                          ---------     ---------

Fair Value Adjustment <F4>.....           $   1,222     $    (664)
                                          ---------     ---------

     Notes and Loans Payable...           $  32,099     $  27,026          1.42%      1.64%
                                          =========     =========


--------------------
<F1> Includes the effect of interest rate and cross currency interest rate swap agreements.
<F2> Short-term debt consists primarily of commercial paper and, to a lesser extent, debt incurred under lines of credit.
<F3> Consists primarily of domestic and euro MTNs, eurobonds and domestic bonds and, to a lesser extent, debt related to collateralized borrowings, and debt incurred under lines of credit.
<F4> Adjusts debt to fair market value in accordance with SFAS 133/138.



Unsecured notes denominated in various foreign currencies included in notes and loans payable totaled $11 billion and $7 billion at March 31, 2003 and 2002, respectively. Concurrent with the issuance of these unsecured notes, the Company entered into cross currency interest rate swap agreements to convert these obligations into variable rate U.S. dollar obligations.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Notes and Loans Payable (Continued)
--------------------------------

Scheduled maturities of the Company's debt portfolio are summarized below:


                                                   March 31, 2003
                                               ----------------------
                                                (Dollars in Millions)
Commercial paper........................            $  4,819

Other debt <F1>
    due in the fiscal years ending:
    2003................................                   -
    2004................................               7,248
    2005................................               5,198
    2006................................               4,861
    2007................................               2,265
    2008................................               4,415
    Thereafter..........................               3,293
                                                    --------
    Total other debt....................              27,280
                                                    --------
        Notes and loans payable.........            $ 32,099
                                                    ========

--------------------
<F1> Consists of domestic and euro MTNs, euro and domestic bonds, and, to a lesser extent, debt related to collateralized borrowings, and debt incurred under revolving credit facilities

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Notes and Loans Payable (Continued)
--------------------------------

Notes and loans payable at March 31, 2003 and 2002 include the effects of Derivative Adjustments as discussed in Note 8 - Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements. The Derivative Adjustments recorded during fiscal 2003, 2002 and the six months ended March 31, 2001 consisted of the following:

                                                           Years
                                                           Ended
                                                          March 31,
                                             --------------------------------
                                               2003        2002      2001<F1>
                                             --------    --------    --------
                                                 (Dollars in Millions)
Increase in derivative assets............    $    967    $     75    $    379
Decrease/(Increase)in derivative
   liabilities...........................         610         290      (1,414)
(Increase)/decrease in fair value of
   debt portfolio........................      (1,912)       (327)      1,012
                                             --------    --------    --------
Net Derivative Adjustment................    $   (335)   $     38    $    (23)
                                             ========    ========    ========

--------------------
<F1> The Company adopted and implemented FAS133/138 in October 2000.  The figures above represent amounts related to implementation and activities for the six months ended March 31, 2001.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments
---------------------------------------------

The fair value of financial instruments at March 31, 2003 and 2002, was estimated using the valuation methodologies described below. Considerable judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Company's financial instruments at March 31, 2003 and 2002 are as follows:


                                                      March 31,
                                      -----------------------------------------
                                              2003                  2002
                                      --------------------  --------------------
                                      Carrying      Fair     Carrying     Fair
                                       Amount       Value     Amount      Value
                                      --------    --------  --------    --------
                                                 (Dollars in Millions)
Balance sheet financial
   instruments:

Assets:

Cash and cash equivalents..........   $    980    $    980  $    747    $    747
Investments in marketable
   securities......................   $  1,630    $  1,630  $  1,100    $  1,100
Finance receivables, net...........   $ 21,373    $ 21,920  $ 17,048    $ 17,294
Derivative Assets:
   Cross currency interest rate
     swap agreements...............   $    719    $    719  $     12    $     12
   Interest rate swap agreements...   $    669    $    669  $    346    $    346
   Option-based products...........   $     33    $     33  $     92    $     92
   Indexed note swap agreements....   $      -    $      -  $      4    $      4

Liabilities:

Notes and loans payable............   $ 32,099    $ 32,099  $ 27,026    $ 27,026
Derivative Liabilities:
   Cross currency interest rate
     swap agreements...............   $    165    $    165  $    970    $    970
   Interest rate swap agreements...   $    349    $    349  $    148    $    148
   Indexed note swap agreements....   $      -    $      -  $      6    $      6


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Fair Value of Financial Instruments (Continued)
---------------------------------------------

The fair value estimates presented herein are based on information available as of March 31, 2003 and 2002. The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Cash and Cash Equivalents
-------------------------

The carrying amount of cash and cash equivalents approximates market value due to the short maturity of these investments.

Investments in Marketable Securities
------------------------------------

The fair value of marketable securities was estimated using quoted market prices or discounted cash flow analysis.

Finance Receivables, Net
------------------------

The carrying amounts of $5.4 billion and $3.4 billion of variable rate finance receivables at March 31, 2003 and 2002, respectively, were assumed to approximate fair value as these receivables reprice at prevailing market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using the rates at which loans of similar credit quality and maturity would be originated as of March 31, 2003 and 2002.

Derivative Assets and Liabilities
---------------------------------

The estimated fair value of the Company's derivative assets and liabilities was derived by discounting expected cash flows using quoted market exchange rates, quoted market interest rates, or quoted market prices, as of March 31, 2003 and 2002 as applicable to each instrument.

Notes and Loans Payable
-----------------------

The fair value of notes and loans payable was estimated by discounting expected cash flows using the interest rates at which debt of similar credit quality and maturity would be issued as of March 31, 2003 and 2002. The Company also utilizes quoted market exchange rates, quoted market interest rates, or quoted market prices, when appropriate, in developing cash flows. The carrying amount of commercial paper was assumed to approximate fair value due to the short maturity of these instruments.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Pension and Other Benefit Plans
-----------------------------------------

All full-time employees of TMCC, Toyota Credit de Puerto Rico Corp, and TMCC's insurance subsidiaries are eligible to participate in the TMS pension plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service and the highest 60 consecutive months' compensation, reduced by a percentage of social security benefits. The Company's pension expense was $9 million, $8 million, $3 million, and $5 million for fiscal 2003, 2002, the six months ended March 31, 2001, and fiscal 2000, respectively. At March 31, 2003, 2002, and 2001, and September 30, 2000, the accumulated benefit obligation and plan net assets for employees of the Company were not determined separately from TMS. TMS funding policy is to contribute annually the maximum amount deductible for federal income tax purposes.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Provision for Income Taxes
------------------------------------

The provision for income taxes consisted of the following:

                                              Years          Six Months      Year
                                              Ended            Ended         Ended
                                              March 31,      March 31,   September 30,
                                          ----------------   ----------  -------------
                                           2003      2002       2001         2000
                                          ------    ------   ----------  -------------
                                                       (Dollars in Millions)
Current
    Federal, net of foreign tax credit.   $ (98)     $ (55)      $  30       $  68
    Foreign............................       8          9           2           3
    State..............................     (26)        (6)         10          41
                                          -----      -----       -----       -----
       Total current...................    (116)       (52)         42         112
                                          -----      -----       -----       -----
Deferred
    Federal............................     162        174         (11)        (21)
    State..............................      21         37          (4)        (26)
                                          -----      -----       -----       -----
       Total deferred..................     183        211         (15)        (47)
                                          -----      -----       -----       -----
         Provision for income taxes....   $  67      $ 159       $  27       $  65
                                          =====      =====       =====       =====

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

                                              Years          Six Months      Year
                                              Ended            Ended         Ended
                                              March 31,      March 31,   September 30,
                                          ----------------   ----------  -------------
                                           2003      2002       2001         2000
                                          ------    ------   ----------  -------------
Provision for income taxes at
    U.S. federal statutory tax rate.....  35.00%     35.00%      35.00%      35.00%
State and local taxes
    (net of federal tax benefit)........   4.67%      4.97%       5.63%       5.88%
Other, deferred state liability
    benefit due to reduced
    effective state rate................  (6.55)%        -           -           -
Other, includes expense for
    deferred tax assets valuation.......   4.81%     (0.45)%     (3.19)%     (2.43)%
                                          -----      -----       -----       -----
Effective tax rate......................  37.93%     39.52%      37.44%      38.45%
                                          =====      =====       =====       =====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Provision for Income Taxes (Continued)
------------------------------------

The deferred federal and state income tax liabilities are as follows:

                                                           March 31,
                                                    -----------------------
                                                     2003             2002
                                                    ------           ------
                                                     (Dollars in Millions)
Federal......................................       $1,697           $1,524
State........................................          169              155

                                                    ------           ------
    Net deferred income tax liability........       $1,866           $1,679
                                                    ======           ======

The Company's deferred tax assets and liabilities consisted of the following:

                                                           March 31,
                                                    -----------------------
                                                     2003             2002
                                                    ------           ------
                                                     (Dollars in Millions)
Liabilities:
    Lease transactions.......................       $2,329           $1,664
    State taxes..............................          249              193
    Revenue recognition......................            1               (1)
    Other....................................          174              102
                                                    ------           ------
        Deferred tax liabilities.............        2,753            1,958
                                                    ------           ------
Assets:
    Mark-to-market...........................          108              (15)
    Provision for losses.....................          205               91
    Deferred administrative fees.............          154              130
    Net operating loss
        and foreign tax credit carryforwards.          381               36
    Deferred acquisition costs...............           35               30
    Unearned insurance premiums..............            9                7
                                                    ------           ------
        Deferred tax assets..................          892              279
                                                    ------           ------
        Valuation allowance..................            5                -
                                                    ------           ------
            Net deferred income tax liability       $1,866           $1,679
                                                    ======           ======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Provision for Income Taxes (Continued)
------------------------------------

TMCC and its domestic subsidiaries have federal tax net operating loss carryforwards of $759 million which expire beginning in fiscal 2023 through 2024. TMCC and its domestic subsidiaries have state tax net operating loss carryforwards of $1,296 million which expire beginning in fiscal 2004 through 2024. In addition, TMCC and its domestic subsidiaries have foreign tax credits totaling $20 million, which were reduced in fiscal 2003 by a $5 million valuation allowance.


Note 13 - Comprehensive Income
------------------------------

The table below summarizes the components of the Company's total comprehensive income for the periods presented below:

                                                Years       Six Months      Year
                                                Ended         Ended         Ended
                                              March 31,      March 31,  September 30,
                                            --------------  ----------  -------------
                                             2003    2002      2001         2000
                                            ------  ------  ----------  -------------
                                                        (Dollars in Millions)
Net income................................    $110    $243      $ 42      $104

Other comprehensive income:

  Net unrealized (loss) gain arising
      during period (net of tax (benefit)
      provision of ($6), ($1), $2, and $5
      in 2003, 2002, 2001, and 2000)......    (10)     (1)         3         9
  Less: reclassification adjustment for
      net loss (gain) included
      in net income (net of tax (benefit)
      provision of ($9), $0, $2, and $3
      in 2003, 2002, 2001, and 2000)......     12      (1)        (4)       (5)
                                             ----    ----       ----      ----
  Net unrealized gain (loss) on
      available-for-sale marketable
      securities..........................      2      (2)        (1)        4
                                             ----    ----       ----      ----

Total Comprehensive Income................   $112    $241       $ 41      $108
                                             ====    ====       ====      ====

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Related Party Transactions
------------------------------------

The tables below summarize amounts included in the Company's Consolidated Balance Sheets and Statements of Income for the fiscal periods presented, under various related party agreements or relationships:

                                                                March 31,
                                                     -------------------------------
                                                        2003                 2002
                                                     ----------           ----------
                                                          (Dollars in Millions)
Consolidated Balance Sheet:

Accrued credit support fee payable......                   $  7                 $  6
Net inter-company payable...............                   $ 59                 $ 52
Notes payable under
    affiliate MTN program...............                   $  1                    -
Notes receivable under
    home loan program...................                   $  9                 $  5


                                                    Years            Six Months        Year
                                                    Ended              Ended           Ended
                                                   March 31,          March 31,    September 30,
                                            --------------------     ----------    -------------
                                             2003          2002         2001           2000
                                            ------        ------     ----------    -------------
                                                            (Dollars in Millions)
Consolidated Statement of Income:

Credit support fees incurred............   $  (13)       $  (12)        $   (6)          $    -
Shared services charges.................      (63)          (51)           (27)             (25)
Rent expense under facilities leases....       (5)           (5)            (3)              (5)
Marketing, wholesale support,
    and other revenues..................      143           132             61              116
Affiliate insurance premiums and
    commissions revenue.................       40            40             19               33
Affiliate loans and investments <F1>....        -             1              1               14
TMS support for certain vehicle
    disposition losses..................        -             -              -               35
                                           ------        ------         ------           ------
Total...................................   $  102        $  105         $   45           $  168
                                           ======        ======         ======           ======

---------------
<F1> Includes amounts earned on inter-company loan or investment transactions.


Credit Support Fee Agreement and Credit Support Agreements
----------------------------------------------------------

During fiscal 2001, TMCC and TFSC entered into a credit support fee agreement (the "Credit Support Fee Agreement"). The Credit Support Fee Agreement requires TMCC to pay to TFSC a semi-annual fee equal to 0.05% per annum of the weighted average outstanding amount of TMCC's bonds and other liabilities or securities entitled to credit support under the TMC and TFSC credit support agreements described below.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Related Party Transactions (Continued)
------------------------------------

In connection with the creation of TFSC and the transfer of ownership of TMCC from TMS to TFSA, TMC and TFSC entered into a credit support agreement ("the TMC Credit Support Agreement"). Under the terms of this agreement, TMC has agreed to certain ownership, subsidiary net worth, and debt service provisions in support of TFSC operations. The agreement is not a guarantee by TMC of any securities or obligations of TFSC.

Concurrent with the execution of the TMC Credit Support Agreement, TFSC and TMCC entered into a credit support agreement ("the TFSC Credit Support Agreement"). Under this agreement, TFSC agreed to certain ownership, subsidiary net worth, and debt service provisions similar to those under the TMC Credit Support Agreement. This agreement is not a guarantee by TFSC of any securities or other obligations of TMCC. The TMC Credit Support Agreement and the TFSC Credit Support Agreement are governed by, and construed in accordance with, the laws of Japan.

Net Inter-Company Payable
-------------------------

Amounts represent net inter-company payable balances due to TMS, arising from various transactions between the Company and TMS. The nature of such transactions is discussed throughout this footnote.

Affiliate MTN Program
---------------------

Certain employees of TMCC and its affiliates, including certain officers and directors of TMCC, have purchased MTNs from TMCC. Each of the notes outstanding at March 31, 2003 had an original term of ten years. The interest rate was fixed at inception at a rate equal to 0.80% above the rate for ten-year Treasury notes. The notes were required to be in a minimum principal amount of $100,000. Each holder of a note has a one-time option to convert his note at par to a floating rate note bearing interest at LIBOR plus 0.15%. Each holder also has the right to require TMCC to repurchase each note, in whole but not in part, at its then market value, as determined by TMCC. Executive MTNs are included in notes and loans payable in the Consolidated Balance Sheet.

Home Loan Program
-----------------

Under a program available to certain levels of management of the Company, certain officers, directors, and other members of management of the Company have received mortgage loans from the Company secured by residential real property. All of these loans were made prior to July 30, 2002.

Shared Services
---------------

On October 1, 2000, TMS and TMCC entered into a Shared Services Agreement covering certain technological and administrative services, such as information systems support, facilities and corporate services provided by each entity to the other after the ownership of TMCC was transferred to TFSA.

Rent Expense
------------

The Company leases its headquarters facility and Iowa Service Center from TMS.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Related Party Transactions (Continued)
------------------------------------

Marketing, Wholesale Support, and Other Revenues
------------------------------------------------

Revenues are comprised of amounts earned from funds provided by TMS and Toyota Material Handling, U.S.A., Inc. in support of special retail and lease marketing incentive programs offered by TMCC and amounts related to lease and wholesale financing of aircraft or other products to, or from, affiliates.

Affiliate Insurance Premiums and Commissions Revenue
----------------------------------------------------

Toyota Motor Insurance Services, Inc. ("TMIS") provides certain insurance services, and insurance and reinsurance coverage to TMS.

Affiliate Loans and Investments
-------------------------------

In fiscal 2000, TMCC extended an uncommitted revolving line of credit to iStarSystems, Inc., a corporation owned 80% by TMS. The line of credit was increased to $43 million in fiscal 2002. Interest on amounts borrowed was charged at a floating rate of LIBOR plus 3.75% per annum and was guaranteed by TMS. During fiscal 2002, TMS repaid the outstanding balance of $40 million and the line of credit was terminated. TMCC recognized $2 million, $1 million, and $1 million, in interest income on the loan during fiscal 2002, the six months ended March 2001, and fiscal 2000, respectively.

During fiscal 2000, TMCC had an arrangement to borrow funds from or invest funds with TMS at short-term market rates. For the year ended September 30, 2000, interest earned on investments totaled $13 million, with the highest amounts of funds invested with TMS totaling $797 million. This arrangement was officially terminated in October 2000, when ownership of TMCC was transferred from TMS to TFSA; however, in September 2001 TMS made a short-term $282 million loan to TMCC at an interest rate of 3.53% during the financial market disruptions that occurred relative to the events of September 11, 2001. The loan, including $1 million of interest, was repaid in full prior to September 30, 2001.

TMS Support for Certain Vehicle Disposition Losses
--------------------------------------------------

Included in depreciation on leases in the Consolidated Statement of Income for the year ended September 30, 2000 were amounts received by the Company under an arrangement with TMS to support vehicle disposition losses.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Lines of Credit/Standby Letters of Credit
----------------------------------------------------

To support its commercial paper program and for general corporate purposes, TMCC maintains syndicated bank credit facilities with certain banks whose commitments aggregated $4.2 billion and $3.5 billion, at March 31, 2003 and 2002, respectively. No loans were outstanding under any of these bank credit facilities as of March 31, 2003 and 2002.

In addition, TMCC maintains uncommitted lines of credit to facilitate issuance and maintenance of letters of credit. Available lines of credit totaled $60 million and $61 million as of March 31, 2003 and 2002, respectively. Approximately $0.7 million and $0.5 million in letters of credit were outstanding as of March 31, 2003 and 2002, respectively.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Commitments and Contingent Liabilities
------------------------------------------------

Guarantees and Comfort Letters
------------------------------

TMCC has entered into guarantees or comfort letters on behalf of its subsidiaries and certain affiliates. The outstanding balances of the commitments covered by the guarantees and comfort letters as of March 31, 2003 are summarized in the table below:

                                                                Outstanding
                                                                 Balance of
                                                Maximum         Liabilities
                                               Commitment       underlying the
                                                Amount         Commitment <F1>
                                               ----------      ---------------
                                                    (Dollars in Millions)
 Guarantees:
     BTB debt.................................     $   30             $   12
     Toyota Services de Venezuela, C.A.
         ("TSV") debt.........................         33                 15
     Affiliate pollution control
         and solid waste disposal bonds......         148                148

 Comfort Letters:
     Toyota Services de Mexico, S.A. de C.V.
         ("TSM") credit facilities............         73                 24
     TSV office lease.........................          1                  1
                                                   ------             ------
 Total guarantees and comfort letters.........     $  285             $  200
                                                   ======             ======

---------------
<F1> The outstanding balances underlying the commitments are liabilities of the respective subsidiaries or affiliates.


Subsidiary Guarantees
---------------------

TMCC has executed a guarantee totaling $30 million in respect of the offshore bank loan of BTB. This guarantee will remain in effect until the loan is repaid in full and TMCC elects to terminate the guarantee. The loan matures in fiscal 2005. TMCC would be required to perform under this guarantee on behalf of BTB, should BTB default on payments for any reason including but not limited to, financial insolvency, cross border payment restrictions, and other sovereign restrictions on off-shore payments. TMCC has entered into a separate indemnity agreement with BTB. The indemnity agreement includes reimbursement provisions whereby TMCC is entitled to reimbursement from BTB.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

Subsidiary Guarantees (Continued)
---------------------

TMCC has also entered into guarantees totaling $33 million with Venezuelan banks on behalf of TSV regarding local bank credit facilities. These guarantees allow TSV to obtain uncommitted bank lines of credit for a period of one year (subject to renewal at TMCC's election). These guarantees will remain in effect for as long as any loans advanced during the term of the guarantee are outstanding, or the loans are repaid in full and TMCC elects to terminate the guarantees. Maturities for bank loan advances range from one month to 36 months. The initial credit facilities may be extended for additional periods by mutual agreement between TSV and the banks, subject to TMCC's discretion to continue its guarantees. TMCC would be required to perform under these guarantees on behalf of TSV, should TSV default on payments as a result of financial insolvency. Currently, the Company has not entered into a separate reimbursement agreement with TSV.

TMCC has not been required to perform under the BTB and the TSV guarantees as of March 31, 2003.

TMCC guaranteed TCA's offshore U.S. dollar bank loans in a principal amount not to exceed $65 million. In 2001, the Argentine government imposed foreign exchange controls restricting TCA's ability to send payments out of Argentina to service its offshore debt. In 2002, the Argentine government established re-denomination policies that adversely affected TCA's financial condition and further limited its ability to fully satisfy its offshore U.S. dollar loans. As a result, in fiscal 2002, TMCC established a $26 million reserve pursuant to its guaranty of TCA's offshore outstanding debt. The reserve was increased to $37 million at September 30, 2002.

During fiscal 2003, TMCC performed under its guarantees and repaid $35 million of the then $37 million outstanding balance and accrued interest. TCA repaid the remaining outstanding balance and accrued interest. As of March 31, 2003, all of TMCC's guarantees of TCA's debt have been satisfied and the guarantees are terminated.

TMCC has entered into a separate indemnity agreement with TCA. The indemnity agreement and a subsequent letter agreement executed between TMCC and TCA includes reimbursement provisions whereby TMCC is entitled to reimbursement from TCA for the principal amount paid by TMCC to TCA's banks under the guarantees, while the interest portion was forgiven. Though TMCC is entitled to reimbursement of amounts paid under the guarantees, receipt of such reimbursement is not certain as to amount or timing.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

Affiliate Bond Guarantees
-------------------------

TMCC has guaranteed payments of principal, interest, and premiums, if any, on $88 million principal amount of flexible rate demand solid waste disposal revenue bonds issued by Putnam County, West Virginia, of which $40 million matures in June 2028, $28 million matures in August 2029, and $20 million matures in April 2030. The bonds were issued in connection with the West Virginia manufacturing facility of an affiliate.

TMCC has guaranteed payments of principal, interest, and premiums, if any, on $60 million principal amount of flexible rate demand pollution control revenue bonds issued by Gibson County, Indiana, of which $10 million matures in October 2027, January 2028, January 2029, January 2030, February 2031, and September 2031, respectively. The bonds were issued in connection with the Indiana manufacturing facility of an affiliate.

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

These guarantees include reimbursement provisions whereby TMCC is entitled to reimbursement by the benefactor manufacturing facilities for all principal and interest paid and fees incurred on behalf of the benefactor manufacturing facilities and to default interest on those amounts. TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2003.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

Subsidiary Comfort Letters
--------------------------

TMCC has signed comfort letters with Mexican banks on behalf of TSM regarding local bank credit facilities. Under the provisions of these comfort letters, TMCC would be required to exercise its influence to induce TSM to meet all obligations under TSM's credit facilities should TSM default on payments as a result of financial insolvency. These comfort letters allow TSM to obtain uncommitted bank lines of credit for a period of one year (which term is subject to renewal at TMCC's election). These comfort letters will remain in effect for as long as any loans advanced during the term of the comfort letters are outstanding. Maturities for bank loan advances range from one month to 36 months. The initial credit facilities may be extended for additional periods by mutual agreement between TSM and the banks, subject to TMCC's agreement to extend the term of its comfort letters. These comfort letters do not contain any reimbursement provisions.

TMCC has signed a comfort letter on behalf of TSV in favor of the landlord of TSV's 5-year office lease. The comfort letter provides that if any currency exchange controls are imposed in Venezuela that render it illegal for TSV to pay the rent to the Landlord in U.S. Dollars (which is required under the Lease), then TMCC will pay the rental fees that are owed to the landlord during the currency exchange restriction period to a bank account located outside of Venezuela. Though currency exchange controls have been imposed in Venezuela, such controls have not prohibited TSV from meeting its obligations under the lease agreement. The lease is cancelable at the convenience of TSV as of October 2004. This comfort letter does not contain any reimbursement provisions.

TMCC has not been required to perform under the TSM and the TSV comfort letters as of March 31, 2003.

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

Other Commitments
-----------------

In addition to the commitments previously discussed, TMCC has also entered into revolving forms of guaranteed or contingent arrangements. Commitments outstanding as of March 31, 2003 are summarized in the table below:

                                                                  Outstanding
                                                                  Balance of
                                                 Maximum          Liabilities
                                               Commitment       underlying the
                                                 Amount           Commitment
                                               ----------       --------------
                                                   (Dollars in Millions)
Revolving liquidity notes
    related to securitizations................     $   39             $    -
Credit facilities with
    dealers <F1>...............................     2,923              1,835
Lease commitments.............................         52                 52
                                                   ------             ------
     Total                                         $3,014             $1,887
                                                   ======             ======

---------------
<F1> The outstanding balances underlying the commitments are liabilities of the respective dealers.


In certain securitization structures, revolving liquidity notes are used in lieu of reserve funds to provide credit enhancement to the senior securities. Under these revolving liquidity notes, investors may draw upon the notes to cover any shortfall in interest and principal payments. The draws are funded by TMCC and repayments of the liquidity notes are subordinated to principal and interest payments due on the securities, and in certain circumstances, may require deposits for the reserve funds. TMCC must fund the entire amount available under the revolving liquidity notes if TMCC's short-term unsecured debt rating is downgraded below P-1 or A-1 by Moody's Investors Service, Inc. or Standard & Poor's Ratings, Group, a division of The McGraw-Hill Companies, Inc., respectively.

The Company maintains credit facilities with dealers. These credit facilities can be used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and usually are secured by the personal or corporate guarantees of the dealers.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

At March 31, 2003, the Company is a lessee under lease agreements for facilities with minimum future commitments as follows: years ending 2004 - $18 million; 2005 - $12 million; 2006 - $10 million; 2007 - $6 million;
March 31, 2008 - $3 million; and thereafter - $3 million.

TMCC has guaranteed the obligations of TMIS relating to vehicle service agreements issued in certain states. These states require a letter of guaranty from TMCC to support the financial obligations of TMIS as a service contract provider. These guarantees have been given without regard to any security, but are limited to the duration of the agreements, which may have terms that range from 12 months to 84 months. The liability for these agreements is limited to the original manufacturer's suggested retail price for new vehicles and fair market value, at the time the agreement was issued, for used vehicles. Should TMIS become unable to satisfy its obligations related to these agreements, TMCC would be required to perform under the guarantees. As of March 31, 2003, TMCC has approximately 167,000 agreements guaranteed by TMCC. TMCC has not paid any amounts under these guarantees during fiscal 2003.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company's business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of March 31, 2003 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Segment Information
-----------------------------

The Company's operating segments include finance and insurance operations. Finance operations include retail leasing, retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the U.S. (excluding Hawaii), the Commonwealth of Puerto Rico, Mexico, and Venezuela. Insurance operations are performed by TMIS and its subsidiaries. The principal activities of TMIS include marketing, underwriting, claims administration and providing certain insurance and contractual coverage to Toyota and Lexus vehicle dealers and their customers. In addition, TMIS insures and reinsures certain TMS and TMCC risks.

The accounting policies of the operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Currently, the Company's finance and insurance segments operate only in the U.S., the Commonwealth of Puerto Rico, Mexico, and Venezuela. Substantially all of the Company's finance and insurance segments are located within the U.S.

Financial results for the Company's operating segments are summarized below:

                                                            March 31,
                                                    -------------------------
                                                       2003           2002
                                                    ----------     ----------
                                                      (Dollars in Millions)
Assets:

  Financing operations......................        $38,529        $33,669
  Insurance operations......................            912            780
  Eliminations/reclassifications............           (208)          (189)
                                                    -------        -------
    Total assets............................        $39,233        $34,260
                                                    =======        =======

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Segment Information (Continued)
-----------------------------

                                                    Years              Six Months       Year
                                                    Ended                Ended          Ended
                                                   March 31,            March 31,   September 30,
                                           -----------------------     ----------   -------------
                                             2003          2002           2001          2000
                                           ---------     ---------     ----------   -------------
                                                            (Dollars in Millions)
Gross revenues:

  Financing operations..................    $   4,036      $   3,689      $   1,845       $   3,350
  Insurance operations..................          174            184             88             165
                                            ---------      ---------      ---------       ---------
    Total gross revenues................    $   4,210      $   3,873      $   1,933       $   3,515
                                            =========      =========      =========       =========
Depreciation and amortization:

  Financing operations..................    $   1,756      $   1,555      $     789       $   1,556
  Insurance operations..................            2              1              -               1
                                            ---------      ---------      ---------       ---------
    Total depreciation and amortization.    $   1,758      $   1,556      $     789       $   1,557
                                            =========      =========      =========       =========
Interest Expense:

  Financing operations..................    $     832      $   1,030      $     726       $   1,289
  Insurance operations..................            -              -              -               -
                                            ---------      ---------      ---------       ---------
    Total interest expense                  $     832      $   1,030      $     726       $   1,289
                                            =========      =========      =========       =========
Interest Income:

  Financing operations..................    $      29      $      37      $      32       $      26
  Insurance operations..................           26             26             14              23
                                            ---------      ---------      ---------       ---------
    Total interest income                   $      55      $      63      $      46       $      49
                                            =========      =========      =========       =========
Income tax expense:

  Financing operations..................    $      54      $     139      $      18       $      62
  Insurance operations..................           13             20              9               3
                                            ---------      ---------      ---------       ---------
    Total income tax expense............    $      67      $     159      $      27       $      65
                                            =========      =========      =========       =========
Net Income:

  Financing operations..................    $      85      $     199      $      22       $      70
  Insurance operations..................           25             44             20              34
                                            ---------      ---------      ---------       ---------
    Net Income..........................    $     110      $     243      $      42       $     104
                                            =========      =========      =========       =========
Capital expenditures:

  Financing operations..................    $      25      $      32      $      14       $      18
  Insurance operations..................            1              2              -               2
                                            ---------      ---------      ---------       ---------
    Total capital expenditures..........    $      26      $      34      $      14       $      20
                                            =========      =========      =========       =========


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 18 - Selected Quarterly Financial Data (Unaudited)
-------------------------------------------------------

                                  Total                                 Net
                               Financing    Interest   Depreciation    Income
                                Revenues     Expense     on Leases     (Loss)
                               ----------   --------   ------------   --------
                                             (Dollars in Millions)
Fiscal 2003:

   First quarter..............     $  924      $  213      $  373      $  (29)
   Second quarter.............        959         212         394           4
   Third quarter..............        968         209         415          93
   Fourth quarter.............        979         198         444          42
                                   ------      ------      ------      ------
      Total...................     $3,830      $  832      $1,626      $  110
                                   ======      ======      ======      ======

Fiscal 2002:

   First quarter..............     $  874      $  296      $  374      $   50
   Second quarter.............        882         268         380          21
   Third quarter..............        909         244         415          62
   Fourth quarter.............        917         222         411         110
                                   ------      ------      ------      ------
      Total...................     $3,582      $1,030      $1,580      $  243
                                   ======      ======      ======      ======


                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 19 - Subsequent Events
---------------------------

In April 2003, TMCC executed a comfort letter with a Mexican bank on behalf of TSM regarding a bank credit facility. This comfort letter allows TSM to borrow in Mexican Pesos up to a maximum amount equivalent to $19 million U.S. dollars. In May and June 2003, TMCC increased by $5 million and $25 million U.S. dollars, respectively, the maximum amount of borrowings supported under existing comfort letters with Mexican banks on behalf of TSM. As a result, TSM is allowed to borrow in Mexican Pesos up to a maximum amount equivalent to $65 million U.S. dollars. As of June 23, 2003, the maximum borrowings permitted under the TSM comfort letters described above and in Note 16 - Commitment and Contingent Liabilities of the Notes to the Consolidated Financial Statements total $122 million U.S. dollars.

Under the comfort letters described in the preceding paragraph, TMCC would be required to exercise its influence to induce TSM to meet all obligations under the credit facilities should TSM default on payments as a result of financial insolvency. These comfort letters do not contain any reimbursement provisions. Maturities for bank loan advances range from one month to five years. These comfort letters will remain in effect for as long as any associated TSM loans are outstanding. These comfort letters may be extended for additional periods by mutual agreements between TMCC and the banks. As of June 23, 2003, the amounts outstanding under the facilities covered by all TSM comfort letters totaled $43 million U.S. dollars.

In May 2003, Toyota Credit de Puerto Rico Corp extended a $90 million revolving line of credit to Toyota de Puerto Rico Corp., a wholly-owned subsidiary of TMS. The revolving line of credit has a one-year renewable term, with interest due monthly at the rate of 3-month LIBOR plus 90 basis points. Any loans outstanding under this revolving line of credit are not guaranteed by TMS. As of June 23, 2003, no loans were outstanding under this revolving line of credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of April 30, 2003.


Name                           Age              Position
----                           ---     --------------------------------------
George Borst .............      54     Director, President and
                                       Chief Executive Officer, TMCC;
                                       Director, Secretary and Chief
                                       Financial Officer, TFSA

Tadashi Nagashino.........      51     Director, Executive Vice President
                                       and Treasurer, TMCC

David Pelliccioni.........      55     Director, Group Vice President
                                       and Secretary, TMCC

John Stillo...............      50     Vice President and Chief
                                       Financial Officer, TMCC

Ryuji Araki...............      63     Director, TMCC;
                                       Director, TFSC;
                                       Executive Vice President, TMC Board of
                                       Directors

Hideto Ozaki..............      57     Director, TMCC; Director and
                                       President, TFSA; President and
                                       Director, TFSC

Yoshio Ishizaka...........      63     Director, TMCC;
                                       Director, TFSC;
                                       Executive Vice President, TMC Board of
                                       Directors

Yoshimi Inaba.............      57     Director, TMCC
                                       Director, TMC

James Press...............      56     Director, TMCC


All directors of TMCC are elected annually and hold office until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors.

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

Mr. Nagashino was named Director, Executive Vice President, and Treasurer of TMCC in January 2003. From January 2002 to December 2002, he served as General Manager for TMC's Planning Department in the TMC Accounting Division. From January 1997 to December 2001, he was Project General Manager for the Secretarial Division of TMC. From January 1996 to December 1996, he was TMC's Deputy General Manager of the Financial Planning & Insurance Department in the Finance Division. From January 1992 to December 1995, he was Managing Director of Toyota Motor Finance, UK. Mr. Nagashino has been employed with TMC, in various positions worldwide, since 1975.

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

Effective June 30, 2003, the Company expects that Mr. Inaba will resign from the Board of Directors and be replaced by Yukitoshi Funo, age 56. Mr. Funo is also expected to be elected President and Chief Executive Officer of TMS in place of Mr. Inaba. In 1997, Mr. Funo was named Senior Vice President of TMS. In 2000, Mr. Funo was named a Director of TMC. In that role, Mr. Funo continued to supervise Toyota's operations for the Americas. In 2001, his duties were expanded to include overseeing government and industrial affairs. Mr. Funo has been employed with TMC, in various positions worldwide, since 1970.


ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid to the Company's Principal Executive Officer and the most highly compensated executive officers whose salary and bonus for the latest fiscal year exceeded $100,000, for services rendered in all capacities to the Company for fiscal 2003 and 2002, the six months ended March 31, 2001, and fiscal 2000.

                                                                        Long Term
                                                                       Compensation
                                                                       ------------
                                        Annual Compensation               Awards
                                -------------------------------------  ------------       All
                                                                         Securities     Other($)
                                                        Other Annual     Underlying     <F7><F8>
     Name and                                           Compensation   Options/SARS     <F9><F10>
Principal Position      Period  Salary ($)   Bonus ($)       ($)          (#)<F6>        <F11>
---------------------   ------  ----------   ---------  -------------  ------------     -------

George Borst              2003    $373,080    $273,025             -        $ 5,000     $30,746
Chief Executive Officer   2002    $355,440    $196,330             -        $ 2,000     $28,298
Principal Executive       2001    $162,870    $170,350             -              -     $15,044
Officer                   2000    $316,290    $179,200             -              -     $24,558

Nobukazu Tsurumi<F1>      2003    $235,479    $ 41,189             -              -           -
Executive                 2002    $293,249    $ 54,121             -              -           -
Vice President            2001    $200,128    $ 25,588             -              -           -
                          2000    $247,124    $ 55,948             -              -           -

David Pelliccioni<F2>     2003    $261,480    $167,760   $74,296<F4>              -     $21,968
Group Vice President      2002    $224,312    $ 99,075             -              -     $19,016

John Stillo<F3>           2003    $279,420    $116,130             -              -     $22,683
Chief Financial Officer   2002    $186,947    $ 56,250   $75,605<F5>              -     $13,707

------------
<F1> Effective January 1, 2003, Mr. Tsurumi was no longer an executive officer of TMCC.  The compensation presented for Mr. Tsurumi for fiscal year 2003 reflects amounts earned for services to the Company during the partial period of the fiscal year served.

<F2> During fiscal 2002, Mr. Pelliccioni was appointed as Group Vice President and member of the
TMCC Board of Directors.  The compensation presented for Mr. Pelliccioni for fiscal 2002 reflects amounts earned for services to the Company in all capacities for the full fiscal year.

<F3> Mr. Stillo joined the Company during fiscal 2002.  The compensation presented for Mr. Stillo for fiscal 2002 reflects amounts earned for services to the Company during the partial period of the fiscal year served.

<F4> $65,000 of the reported amount represents a country club initiation fee.

<F5> $72,105 of the reported amount represents relocation costs.

<F6> Pursuant to the Toyota Global Incentive Plan, TMC granted Mr. Borst 50 options during fiscal
2003.  Each stock option is exercisable for 100 shares of stock of TMC.  Pursuant to the Toyota
Global Incentive Plan, the Company acquired certain warrants during fiscal 2002.  Each warrant is exercisable for 100 shares of stock of TMC.  The Company granted Mr. Borst an option to acquire 20 warrants during fiscal 2002.

<F7> Amounts for fiscal 2003 include the Company's allocated contribution under the TMS Savings Plan
(the "Plan"), a tax-qualified 401(k) Plan, and under the Deferred Compensation Plan (the "Deferred
Plan"), a non-qualified deferred compensation plan.  Participants in the Plan may elect, subject to applicable law, to contribute up to 15% of their base compensation on a pre-tax basis to which the
Company adds an amount equal to two-thirds of the first 6% of the employee's contribution.
Participants in the Deferred Plan may elect, subject to applicable law, to contribute 6% to 15% of their base compensation on a pre-tax basis that is above the federal limit and up to 100% of their annual bonus, less applicable FICA taxes to which the Company adds an amount equal to two-thirds of the first 6% of the employee's base pay contribution.  Participants are vested 25% each year with respect to the Company's contribution in both the Plan and the Deferred Plan and are fully vested after four years.  Subject to the limitations of the Plan and the Deferred Plan, employee and
Company contributions are invested in various investment options at the discretion of the employee.
For fiscal 2003, the following amounts relate to the Plan: $8,176 (Borst), $8,140 (Pelliccioni), and
$8,132 (Stillo).  For fiscal 2003, the following amounts relate to the Deferred Plan: $5,835
(Borst), $1,407 (Pelliccioni), and $2,397 (Stillo).

<F8> Amounts for fiscal 2003 include TMCC's cost of providing coverage under a health care plan for executives which provides for an annual reimbursement of up to $5,000 in health care expenses for each of the named individuals and his family not covered under TMCC's basic medical plan available to all employees.  In addition, under this plan the named individuals are entitled to receive an annual physical at a specified medical facility.  For the 2003 fiscal year, the following amounts relate to the executive medical plan: $6,014 (Borst), $4,874 (Pelliccioni), and
$6,739 (Stillo).

<F9> Amounts for fiscal 2003 include TMCC's cost of providing coverage under disability plans for executives.  Under the plans, the named individuals are entitled to receive a benefit equal to
75% of the named individual's base pay plus bonus.  One of the policies may be converted into a long-term care policy upon retirement.  For the 2003 fiscal year, the following amounts relate to the executive disability plan: $2,026 (Borst), $1,201 (Pelliccioni), and $1,108 (Stillo).






<F10> Amounts for fiscal 2003 include the Company's cost of providing additional life insurance under an executive life insurance plan.  All employees of TMCC receive coverage equal to two times annual base salary.  Under the additional life insurance plan, the named individuals receive coverage equal to an additional one times annual base salary, up to an aggregate under both plans of $2.5 million.  In addition, the Company contributes a fixed amount each year to the policy's cash value. For the 2003 fiscal year, the following amounts relate to the executive life insurance plan: $7,095 (Borst), $4,746 (Pelliccioni), and $3,507 (Stillo).

<F11> Amounts for fiscal 2003 include the Company's cost of providing personal excess liability coverage for bodily injury, property damage and personal injury liability in a maximum amount equal to $10,000,000 for Mr. Borst and Mr. Pelliccioni and $5,000,000 for Mr. Stillo.  The named individuals must maintain certain levels of underlying coverage to qualify for the excess coverage.  For the 2003 fiscal year, the following amounts relate to this coverage: $1,600
(Borst), $1,600 (Pelliccioni), and $800 (Stillo).



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


                                Annual Benefits for
     Final Average           Years of Credited Service
        Annual          ------------------------------------
     Compensation          15            20            25
     -------------      --------      --------      --------
        $50,000          $15,000       $20,000       $25,000
       $100,000          $30,000       $40,000       $50,000
       $150,000          $45,000       $60,000       $75,000
       $200,000          $60,000       $80,000       $100,000
       $250,000          $75,000       $100,000      $125,000
       $300,000          $90,000       $120,000      $150,000
       $350,000          $105,000      $140,000      $175,000
       $400,000          $120,000      $160,000      $200,000
       $450,000          $135,000      $180,000      $225,000
       $500,000          $150,000      $200,000      $250,000
       $550,000          $165,000      $220,000      $275,000
       $600,000          $180,000      $240,000      $300,000
       $650,000          $195,000      $260,000      $325,000
       $700,000          $210,000      $280,000      $350,000
       $750,000          $225,000      $300,000      $375,000
       $800,000          $240,000      $320,000      $400,000



All full-time employees of TMCC, Toyota Credit de Puerto Rico Corp, and TMCC's insurance subsidiaries are eligible to participate in the TMS Pension Plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon final average compensation, final average bonus and years of credited service. Final average compensation is defined as the average of the participant's base rate of pay, plus overtime, during the highest-paid 60 consecutive months prior to the earlier of termination or normal retirement. Final average bonus is defined as the highest average of the participant's fiscal year bonus, and basic seniority-based cash bonus for non-managerial personnel, over a period of 60 consecutive months prior to the earlier of termination or normal retirement. A participant generally becomes eligible for the normal retirement benefit at age 62, and may be eligible for early retirement benefits starting at age 55.

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

The TMS Supplemental Executive Retirement Plan (TMS SERP), a non-qualified non-contributing benefit plan, authorizes a benefit to be paid to eligible executives, including Mr. Borst, Mr. Pelliccioni, and Mr. Stillo. Benefits under the TMS SERP, expressed as an annuity payable monthly, are based on 2% of the executive's compensation recognized under the plan multiplied by the years of service credited under the plan (up to a maximum of 30), offset by benefits payable under the TMS Pension Plan and the executive's primary Social Security benefit. A covered participant's compensation may include base pay and a percentage (not in excess of 100%) of bonus pay, depending on the executive's length of service in certain executive positions. Similarly, an additional one-half year or one-quarter of service is credited under the TMS SERP for each year of service as an officer above the vice president level at or below that level, respectively. The years of service specified below include such additional service credit. No benefit is payable under the TMS SERP to an executive unless the executive's termination of employment occurs on a date, after the executive reaches age 55, that is agreed in writing by the President of TMS and the executive; and the executive is vested in benefits under the TMS Pension Plan, or unless the executive accepts an invitation to retire extended by the President of TMS.

Mr. Borst is a participant in the TMS Pension Plan and the TMS SERP, and had 24 years of total credited service as of March 31, 2003. Based upon years of credited service allocable to TMCC, Mr. Borst may be entitled to receive approximately $88,000 in annual pension plan benefits when Mr. Borst reaches age 62. Mr. Borst is also entitled to receive pension benefits from TMS based upon services to and compensation by TMS.

Mr. Pelliccioni is a participant in the TMS Pension Plan and the TMS SERP, and had 16 years of total credited service as of March 31, 2003. Based upon years of credited service allocable to TMCC, Mr. Pelliccioni may be entitled to receive approximately $26,000 in annual pension plan benefits when Mr. Pelliccioni reaches age 62. Mr. Pelliccioni is also entitled to receive pension benefits from TMS based upon services to and compensated by TMS.

Mr. Stillo is a participant in the TMS Pension Plan and the TMS SERP, and had 2 years of total credited service as of March 31, 2003. Based upon years of credited service allocable to TMCC, Mr. Stillo may be entitled to receive approximately $13,000 in annual pension plan benefits when Mr. Stillo reaches age 62.

Toyota Global Incentive Plan

During fiscal 2003, TMC granted stock options to 61 global executives of TMC and TMC affiliated companies under the Toyota Global Incentive Plan. One executive of TMCC was a recipient of the stock options, as presented in the tables below.


                      OPTION / SAR GRANTS IN LAST FISCAL YEAR

                                                                      Potential
                                                                      Realized
                                                                      Value at
                                                                       Assumed
                                                                       Annual
                                                                      Rates of
                                                                     Stock Price
                                                                     Appreciation
                        Individual Grants                           for Option Term
----------------------------------------------------------------   ------------------
                                % of
                               Total
                              Options/
                 Number of      SARs
                Securities   Granted to   Exercise
                Underlying   Employees    or Base
               Options/SARs  In Fiscal     Price      Expiration
Name            Granted<F1>   Year<F2>   ($/Sh)<F3>      Date      5% ($)     10% ($)
------------   ------------  ----------  ----------   ----------   ------     -------
George Borst      5,000         100%        $24.81     7/31/2008   $26.05      $27.29

-----------------
<F1> Each stock option is exercisable for 100 shares of stock of Toyota Motor Corporation, the
Company's ultimate parent.  TMC granted the above-named individual 50 options.

<F2> The percentage listed above reflects the relative percentage of the total options received by the Company's executives during fiscal 2003.  The grants received by the above-named individual amounted to 3.2% of the total option grants made during the last fiscal year to Toyota executives worldwide pursuant to the Toyota Global Incentive Plan.

<F3> The exercise price per share is equal to Yen 2,958 per share, the closing price of Toyota
Motor Corporation shares on the Tokyo Stock Exchange on August 1, 2002 x 1.025.  The exercise price per share included in the above table was calculated using the exchange rate of $1 =
Yen 119.21 as in effect on August 1, 2002.


   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                       Number of
                                                       Securities           Value of
                                                       Underlying           Unexercised
                                                       Unexercised         In-the-Money
                                                     Options/SARs at      Options/SARs at
                                                        FY-End (#)          FY-End (#)

               Shares Acquired     Value              Exercisable/        Exercisable/
Name             on Exercise     Realized ($)         Unexercisable       Unexercisable
------------   ---------------   ------------      -------------------    ---------------
George Borst   None              $0                0 Exercisable/         0 Exercisable/
                                                   7,000 Unexercisable    0 Unexercisable


Compensation of Directors

No amounts are paid to members of the TMCC Board of Directors for their services as directors.

Compensation Committee Interlocks and Insider Participation

Members of the Executive Committee of the Board of Directors, which consists of the directors of TMCC other than Mr. Araki and Mr. Ishizaka, participate in decisions regarding the compensation of the executive officers of the Company. Certain of the members of the Executive Committee are current or former executive officers and directors of the Company. Certain of the members of the Executive Committee are also current executive officers and directors of TFSC and TMS and its affiliates and participate in compensation decisions for those entities.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the date hereof, all of TMCC's capital stock is owned by TFSA. As of March 31, 2003, TMCC's directors and named executive officers, individually and as a group, owned less then 1% of the total outstanding stock of TMC, the Company's ultimate parent.


ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS.

Transactions between the Company, TFSA, TFSC, TMS, TMMNA and others are included in Note 2 - Summary of Significant Accounting Policies, Note 11 - Pension and Other Benefit Plans, Note 14 - Related Party Transactions, Note 16
- Commitment and Contingent Liabilities and Note 19 - Subsequent Events of the Notes to the Consolidated Financial Statements as well as Item 1 and Item 7. Certain directors and executive officers of TMCC are also directors and executive officers of TFSA, TFSC, TMS, and TMC as described in Item 10.

Certain employees of TMCC and its affiliates, including certain executive officers and directors of TMCC, have purchased MTNs from TMCC. Each of the notes outstanding at March 31, 2003 had an original term of ten years. The interest rate was fixed at inception at a rate equal to 0.80% above the rate for ten-year Treasury notes. The notes were required to be in a minimum principal amount of $100,000. Each holder of a note has a one-time option to convert his note at par to a floating rate note bearing interest at LIBOR plus 0.15%. Each holder also has the right to require TMCC to repurchase each note, in whole but not in part, at its then market value, as determined by TMCC. The executive officers and directors of TMCC who owned notes during the last fiscal year are: George Borst ($500,000), John Stillo ($200,000), and Yoshio Ishizaka ($10,000).

Under a program available to certain levels of management of the Company, the following executive officers and directors of the Company have received mortgage loans from the Company secured by residential real property. All of these loans were made prior to July 30, 2002.

                               Aggregate
                                Amount              Amount
                              Outstanding         Outstanding
                               During the            as of
                             Last Fiscal Year    March 31, 2003     Interest
Name/Title                    (in Thousands)     (in Thousands)       Rate
--------------------------   ----------------    --------------     --------
George Borst
President, Chief Executive
Officer and Director              $1,600                 $1,565        3.22%

David Pelliccioni
Director, Group Vice
President and Secretary           $  473                 $  456        3.22%

John Stillo
Vice President and
Chief Financial Officer           $1,733                 $1,695        2.56%

Yoshimi Inaba
Director                          $1,600                 $1,562        3.39%

James Press
Director                          $1,610                 $1,576        2.47%



ITEM 14.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Within the 90 days prior to the filing date of this annual report, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") evaluated the effectiveness of such disclosure controls and procedures in place pursuant to Rule 13a-14 of the Exchange Act. Based on the evaluation, the CEO and CFO concluded that such disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)Financial Statements

          Included in Part II, Item 8 of this Form 10-K. See Index to Financial Statements on page 46.

   (2)Exhibits

          The exhibits listed on the accompanying Exhibit Index, starting on page 111, are filed as part of, or incorporated by reference into, this Report.

(b)Reports on Form 8-K

          The following reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2003:

          Date of Report                 Items Reported
          -----------------              ----------------------
          February 12, 2003              Item 5.  Other Events

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 23rd day of June 2003.

                                        TOYOTA MOTOR CREDIT CORPORATION


                                        By    /s/ George E. Borst
                                          ------------------------------
                                                  George E. Borst
                                                   President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 23rd day of June 2003.

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


                                            Executive Vice President and
      /s/ Tadashi Nagashino                    Treasurer and Director
------------------------------------
          Tadashi Nagashino

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


                                                   Corporate Controller
      /s/ Larry Spangler                      (Principal Accounting Officer)
------------------------------------
          Larry Spangler


      /s/ David Pelliccioni                             Director
------------------------------------
          David Pelliccioni


      /s/ Yoshimi Inaba                                 Director
------------------------------------
          Yoshimi Inaba



      /s/ James Press                                   Director
------------------------------------
          James Press

                                CERTIFICATIONS

I, George E. Borst, certify that:

1. I have reviewed this annual report on Form 10-K of Toyota Motor Credit Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2003
                                                       By   /s/ GEORGE E. BORST
                                                       ------------------------
                                                            George E. Borst
                                                             President and
                                                        Chief Executive Officer

                                CERTIFICATIONS

I, John F. Stillo, certify that:

1. I have reviewed this annual report on Form 10-K of Toyota Motor Credit Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2003
                                                       By    /s/ JOHN F. STILLO
                                                       ------------------------
                                                            John F. Stillo
                                                          Vice President and
                                                        Chief Financial Officer

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






-----------------
(1) Incorporated herein by reference to the same numbered Exhibit filed with the Company's Registration Statement on Form S-1, File No. 33-22440.
(2) Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3) Incorporated herein by reference to Exhibit 4.2 filed with the Company's Report on Form 10-K for the year ended September 30, 1990,
     Commission File number 1-9961.
(4) Incorporated herein by reference to Exhibit 4.1(a), filed with the Company's Registration Statement on Form S-3, File No. 33-52359.
(6) Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.

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

4.3 Fourth Amended and Restated Agency Agreement dated October 1, 2002 among TMCC, J.P. Morgan Chase Bank, and J.P. Morgan Bank Luxembourg S.A.
                      (24)
4.4 TMCC has outstanding certain long-term debt as set forth in Note 9 of the Notes to Consolidated Financial Statements. Not filed herein as an exhibit, pursuant to Item 601(b) (4)(iii)(A) of Regulation S-K under the Securities Act of 1933, is any instrument which defines the rights of holders of such long-term debt, where the total amount of securities authorized thereunder does not exceed 10% of the total assets of TMCC and its subsidiaries on a consolidated basis. TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request.

10.1     Form of Indemnification Agreement between TMCC and
         its directors and officers.                                 (12)

10.2     Five-year Credit Agreement dated September 12, 2002
         among TMCC, Bank of America N.A., as Administrative Agent, JPMorgan Chase Bank as Syndication Agent, The Bank of
         Tokyo-Mitsubishi, Ltd. and Citibank, N.A. as Documentation Agents, Banc of America Securities LLC as Sole Lead
         Arranger and Sole Book Manager and the other Banks
         named therein                                               (13)


-----------------
(5) Incorporated herein by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated October 16, 1991, Commission File
     No. 1-9961.
(12) Incorporated herein by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form S-1, Commission File No. 33-22440.
(13) Incorporated herein by reference to Exhibit 10.16 filed with the Company's Report on Form 10-Q for the quarter ended September 30, 2002, Commission File No. 1-9961.
(24) Incorporated herein by reference to Exhibit 4.3 filed with the Company's Report on Form 10-Q for the quarter ended September 30, 2002,
     Commission File No. 1-9961.

                              EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------


10.3     364-Day Credit Agreement
         dated September 12, 2002 among TMCC, Bank of America
         N.A. as Administrative Agent, JPMorgan Chase
         Bank as Syndication Agent, The Bank of Tokyo-Mitsubishi
         Ltd., and Citibank N.A. as Documentation Agents,
         Banc of America Securities LLC as Sole Lead Arranger
         and Sole Book Manager and the other Banks named therein.     (23)

10.4(a)  Toyota Motor Sales, U.S.A., Inc. Supplemental
         Executive Retirement Plan. *                                 (10)

10.4(b)  Amendment 2003-1 to the Toyota Motor Sales, U.S.A., Inc.
         Supplemental Executive Retirement Plan.  *                   Filed
                                                                    Herewith

10.5(a)  Toyota Motor Sales, U.S.A., Inc. 401(k)
         Excess Plan. *                                               (11)

10.5(b)  Amendment 2003-1 to the Toyota Motor Sales, U.S.A., Inc.
         401(k) Excess Benefit Plan.  *                               Filed
                                                                    Herewith

10.6     Form of Agreement for the Grant of an Option to Acquire
         Warrants to Subscribe for Common Stock of Toyota Motor
         Corporation. *                                               (39)

10.7	Form of Option Agreement for the Grant of Options to
         Acquire the Common Stock of Toyota Motor Corporation*        Filed
                                                                    Herewith


----------------
(23) Incorporated herein by reference to Exhibit 10.15 filed with the Company's Report on Form 10-Q for the quarter ended September 30, 2002, Commission File No. 1-9961.
(10) Incorporated herein by reference to Exhibit 10.1 filed with the Company's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(11) Incorporated herein by reference to Exhibit 10.2 filed with the Company's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
*- Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
(39) Incorporated herein by reference to Exhibit 10.8 filed with the Company's Report on Form 10-K for the year ended March 31, 2002, Commission File No. 1-9961.

                               EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

10.8     Amended and Restated Trust and Servicing Agreement
         dated as of October 1, 1996 by and among TMCC,
         TMTT, Inc., as titling trustee and U.S. Bank National
         Association, as trust agent.                                 (18)

10.9     Credit Support Agreement dated July 14, 2000 between
         TFSC and TMC.                                                (29)

10.10    Credit Support Agreement dated October 1, 2000 between
         TMCC and TFSC.                                               (30)

10.11    Amended and Restated Repurchase Agreement dated
         effective as of October 1, 2000, between TMCC and TMS        (33)

10.12    Shared Services Agreement dated October 1, 2000
         between TMCC and TMS.                                        (32)

10.13    Credit Support Fee Agreement dated March 30, 2001
         between TMCC and TFSC                                        (34)

10.14    Medium Term Note Agreements *                                (35)

10.15    Mortgage Loans Agreements  *                                Filed
                                                                    Herewith

12.1     Calculation of ratio of earnings to fixed charges.          Filed
                                                                    Herewith


----------------
(18) Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Lease Trust 1997-A's Report on Form 8-A dated December 23, 1997, Commission File No. 333-26717
(29) Incorporated herein by reference to Exhibit 10.9 filed with the Company's Report on Form 10-K for the year ended September 30, 2000, Commission
     File No. 1-9961.
(30) Incorporated herein by reference to Exhibit 10.10 filed with the Company's Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(32) Incorporated herein by reference to Exhibit 10.12 filed with the Company's Report on Form 10-K for the year ended September 30, 2000, Commission
     File No. 1-9961.
(33) Incorporated herein by reference to Exhibit 10.11 filed with the Company's Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(34) Incorporated herein by reference to Exhibit 10.13 filed with the Company's Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(35) Incorporated herein by reference to Exhibit 10.14 filed with the Company's Report on Form 10-Q for the quarter ended December 31, 2002, Commission File No. 1-9961.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

                                EXHIBIT INDEX

                                                                    Method
Exhibit                                                               of
Number                          Description                         Filing
-------                         -----------                         ------

21.1     TMCC's list of subsidiaries.                                Filed
                                                                    Herewith

23.1     Consent of Independent Accountants.                         Filed
                                                                    Herewith

99.1     Section 906 Certifications                                 Furnished
                                                                    Herewith