Form 10-Q
period 2003-06-30
TOYOTA MOTOR CREDIT CORP
filed 2003-08-14
CIK 834071

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003
                                    -------------
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

As of June 30, 2003, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in Millions)

                                                     June 30,       March 31,
                                                       2003           2003
                                                   ------------   ------------
                                                   (Unaudited)
               ASSETS
               ------

Cash and cash equivalents...............                $   735        $   980
Investments in marketable securities....                  1,388          1,630
Finance receivables, net................                 28,345         26,477
Investments in operating leases, net....                  7,900          8,017
Derivative assets.......................                  2,171          1,421
Other assets............................                    563            708
                                                        -------        -------

         Total Assets...................                $41,102        $39,233
                                                        =======        =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable.................                $33,851        $32,099
Derivative liabilities..................                    432            514
Other liabilities.......................                    916            869
Income taxes payable....................                     18             26
Deferred income.........................                  1,059            996
Deferred income taxes...................                  1,890          1,866
                                                        -------        -------
      Total Liabilities.................                 38,166         36,370
                                                        -------        -------

Commitments and Contingencies (See note 7)

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized;
       91,500 issued and outstanding)...                    915            915
   Retained earnings....................                  1,980          1,930
   Accumulated other comprehensive
      income............................                     41             18
                                                        -------        -------
      Total Shareholder's Equity........                  2,936          2,863
                                                        -------        -------
         Total Liabilities and
         Shareholder's Equity...........                $41,102        $39,233
                                                        =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                          TOYOTA MOTOR CREDIT CORPORATION
                          CONSOLIDATED STATEMENT OF INCOME
                               (Dollars in Millions)
                                    (Unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                    ---------------------------
                                                       2003             2002
                                                    ----------       ----------

Financing Revenues:

   Leasing........................................    $    622         $    621
   Retail financing...............................         290              263
   Wholesale and other dealer financing...........          49               40
                                                      --------         --------

Total financing revenues..........................         961              924

   Depreciation on leases.........................         458              373
   Interest expense...............................         193              217
   Derivative fair value adjustments..............          38              214
                                                      --------         --------

Net financing revenues............................         272              120

Insurance premiums earned and contract
   revenues.......................................          45               41
Investment and other income.......................          36               64
                                                      --------         --------

Net financing revenues and other revenues.........         353              225
                                                      --------         --------

Expenses:

   Operating and administrative...................         136              128
   Losses related to Argentine Investment.........           -                5
   Provision for credit losses....................         109              122
   Insurance losses and loss adjustment
      expenses....................................          25               21
                                                      --------         --------

Total expenses....................................         270              276
                                                      --------         --------

Income/(Loss) before income taxes.................          83              (51)

Provision/(Benefit) for income taxes..............          33              (22)
                                                      --------         --------

Net Income/(Loss).................................    $     50         $    (29)
                                                      ========         ========

See Accompanying Notes to Consolidated Financial Statements.

                          TOYOTA MOTOR CREDIT CORPORATION
                   CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                               (Dollars in Millions)
                                    (Unaudited)

                                                           Accumulated
                                                             Other
                                   Capital    Retained    Comprehensive
                                    Stock     Earnings    Income/(Loss)      Total
                                   -------    --------    -------------    --------


Balance at March 31, 2002........   $  915     $ 1,820      $       16      $ 2,751
                                    ------     -------      ----------      -------

Net loss for the three months
   ended June 30, 2002...........        -         (29)               -         (29)

Change in net unrealized gains
   on available-for-sale
   marketable securities.........        -           -              (1)          (1)
                                    ------    --------      ----------      -------
Total Comprehensive Loss.........        -         (29)             (1)         (30)
                                    ------    --------      ----------      -------


Balance at June 30, 2002..........  $  915     $ 1,791      $       15      $ 2,721
                                    ======     =======      ==========      =======




Balance at March 31, 2003........   $  915     $ 1,930      $       18      $ 2,863
                                    ------     -------      ----------      -------

Net income for the three months
   ended June 30, 2003...........        -          50               -           50

Change in net unrealized gains
   on available-for-sale
   marketable securities.........        -           -              23           23
                                    ------    --------      ----------      -------
Total Comprehensive Income.......        -          50              23           73
                                    ------    --------      ----------      -------


Balance at June 30, 2003.........   $  915     $ 1,980      $       41      $ 2,936
                                    ======     =======      ==========      =======





See Accompanying Notes to Consolidated Financial Statements.

                          TOYOTA MOTOR CREDIT CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Dollars in Millions)
                                    (Unaudited)

                                                                           Three Months Ended
                                                                                June 30,
                                                                       -------------------------
                                                                         2003            2002
                                                                       --------        ---------
Cash flows from operating activities:

   Net Income/(Loss)........................................           $     50         $    (29)
                                                                       --------        ---------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Derivative fair value adjustments..................                 38              214
         Depreciation and amortization......................                458              399
         Provision for credit losses........................                109              122
         Gain from sale of finance receivables, net.........                  -              (33)
         Gain from sale of marketable securities, net.......                 (3)               -
         Loss and reserve related to Argentine Investment...                  -                5
         (Increase) in other assets.........................               (702)            (612)
         Increase in deferred income taxes..................                  9              155
         Increase in other liabilities......................                930              168
                                                                       --------        ---------
   Total adjustments........................................                839              418
                                                                       --------        ---------

Net cash provided by operating activities...................                889              389
                                                                       --------        ---------

Cash flows from investing activities:

   Addition to investments in marketable securities.........               (222)           (535)
   Disposition of investments in marketable securities......                466             234
   Acquisition of finance receivables.......................            (11,785)         (6,596)
   Liquidation of finance receivables.......................              9,842           4,598
   Proceeds from sale of finance receivables................                  -           1,549
   Addition to investments in operating leases..............               (769)           (960)
   Disposition of investments in operating leases...........                442             475
                                                                       --------        --------

Net cash used in investing activities.......................             (2,026)         (1,235)
                                                                       --------        --------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable........              1,327           1,933
   Payments on notes and loans payable......................             (2,295)         (1,443)
   Net increase(decrease) in commercial paper...............              1,860             (69)
                                                                       --------        --------

Net cash provided by financing activities...................                892             421
                                                                       --------        --------


Net decrease in cash and cash equivalents...................               (245)           (425)

Cash and cash equivalents at the beginning of the period....                980             747
                                                                       --------        --------

Cash and cash equivalents at the end of the period..........           $    735        $    322
                                                                       ========        ========

Supplemental disclosures:

   Interest paid............................................           $    171        $    210
   Income taxes paid........................................           $     32        $      4


See Accompanying Notes to Consolidated Financial Statements.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

The accompanying information pertaining to the three months ended June 30, 2003 and 2002 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of those expected for any other interim period or for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies, and other notes to the consolidated financial statements included in Toyota Motor Credit Corporation's 2003 Annual Report to the Securities and Exchange Commission ("SEC")on Form 10-K. References herein to "TMCC" denote Toyota Motor Credit Corporation and references herein to "the Company" denote Toyota Motor Credit Corporation and its consolidated subsidiaries.


Note 2 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                                   June 30,        March 31,
                                                    2003             2003
                                                ------------     ------------
                                                     (Dollars in Millions)
Retail....................................           $18,331         $16,160
Finance leases............................             5,617           6,078
Wholesale and other dealer loans..........             5,705           5,608
                                                     -------         -------
                                                      29,653          27,846
Unearned income...........................              (962)         (1,043)
                                                     -------         -------
   Finance receivables, net of
        unearned income...................           $28,691         $26,803

Allowance for credit losses...............              (346)           (326)
                                                     -------         -------
   Finance receivables, net ..............           $28,345         $26,477
                                                     =======         =======

Finance leases included estimated unguaranteed residual values of $1.8 billion at both June 30 and March 31, 2003. The aggregate balances related to finance receivables 60 or more days past due totaled $163 million and $160 million at June 30 and March 31, 2003, respectively. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                                 June 30,        March 31,
                                                   2003            2003
                                               ------------    ------------
                                                  (Dollars in Millions)
Vehicles..................................           $9,639          $9,687
Equipment and other.......................              719             720
                                                     ------          ------
                                                     10,358          10,407
Accumulated depreciation..................           (2,301)         (2,254)
Allowance for credit losses ..............             (157)           (136)
                                                     ------          ------
Investments in operating leases, net......           $7,900          $8,017
                                                     ======          ======


Note 4 - Allowance for Credit Losses
------------------------------------

An analysis of the allowance for credit losses follows:

                                                    Three months ended
                                            June 30,      March 31,    June 30,
                                             2003           2003         2002
                                           ---------      ---------   ----------
                                                   (Dollars in Millions)
     Allowance for credit losses at
        beginning of period...............   $  526         $  466       $  283
     Provision for credit losses..........      109            204          122
     Charge-offs..........................      (94)          (138)         (60)
     Recoveries...........................       11             11            7
     Other adjustments....................        -            (17)          (1)
                                             ------         ------       ------

     Allowance for credit losses
        at end of period..................   $  552         $  526       $  351
                                             ======         ======       ======

At June 30, 2003, the allowance for credit losses consisted of $503 million to cover probable losses on the Company's owned portfolio and $49 million to cover probable losses on repossessed collateral in inventory as of the period end dates shown above. Total repossessed collateral in inventory at June 30 and March 31, 2003, and June 30, 2002 was $118 million, $147 million, and
$144 million, respectively. Repossessed collateral is included in other assets in the Consolidated Balance Sheet.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Derivatives and Hedging Activities
-------------------------------------------

The following table sets forth the items included in the Company's Derivative fair value adjustments in accordance with Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" and related amendments ("SFAS 133, as amended"):


                                                        Three months ended
                                                      June 30,        June 30,
                                                        2003            2002
                                                     ---------       ---------
                                                       (Dollars in Millions)
     Net loss on non-designated derivatives.......     $  (36)         $ (234)
     Net loss for hedges that no longer qualify
       as fair value hedges.......................         (8)              -
     Net gain related to the ineffective portion
       of the Company's fair value hedges.........          6              20
                                                       ------          ------

     Derivative fair value adjustments............     $  (38)         $ (214)
                                                       ======          ======


                   TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Notes and Loans Payable
--------------------------------

Notes and loans payable and the related weighted average interest rates are summarized as follows:


                                           June 30,     March 31,      June 30,   March 31,
                                             2003         2003         2003 <F1>   2003 <F1>
                                          ---------     ---------     ---------   ---------
                                           (Dollars in Millions)

Short-term debt ..............            $   6,695     $   4,843         1.17%       1.36%

Long-term debt ...............               25,068        26,034         1.36%       1.43%

Fair Value Adjustments <F2>...                2,088         1,222
                                          ---------     ---------

     Notes and Loans Payable..            $  33,851     $  32,099         1.32%       1.42%
                                          =========     =========

--------------------
<F1> Includes the effect of U.S. dollar interest rate swap agreements and cross currency interest rate swap agreements.
<F2> Adjusts debt to fair market value in accordance with SFAS 133, as amended.


Unsecured notes denominated in various foreign currencies included in notes and loans payable totaled approximately $11.4 billion at June 30 and March 31, 2003. Concurrent with the issuance of these unsecured notes, the Company entered into cross currency interest rate swap agreements to convert these obligations into variable rate U.S. dollar obligations.


Back-up credit facilities are summarized as follows:


                                            Committed          Uncommitted      Unused Facilities
                                        ------------------  ------------------  ------------------

                                        June 30,  March 31, June 30,  March 31, June 30,  March 31,
                                          2003      2003      2003      2003      2003      2003
                                        --------  --------  --------  --------  --------  --------
                                                          (Dollars in Millions)

Syndicated bank credit
   facilities....................       $  4,200  $  4,200   $     -  $      -  $  4,200  $  4,200

Letters of credit facilities.....              -         -        60        60        59        59

                                        --------  --------  --------  --------  --------  --------

Total facilities                        $  4,200  $  4,200   $    60  $     60  $  4,259  $  4,259

                                        ========  ========  ========  ========  ========  ========

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Commitments and Contingent Liabilities
-----------------------------------------------

Guarantees and Comfort Letters
------------------------------

TMCC has entered into guarantees or comfort letters on behalf of its subsidiaries and certain affiliates. As of June 30, 2003, TMCC has not recorded any liabilities under such guarantees and comfort letters. The maximum commitment amounts under the guarantees and comfort letters as of June 30, 2003 are summarized in the table below:


                                                     Maximum
                                                    Commitment
                                                      Amount
                                                  --------------
                                               (Dollars in Millions)
 Guarantees:
     Banco Toyota Do Brasil debt..............         $  30
     Toyota Services de Venezuela, C.A.
         ("TSV") debt.........................            39
     Affiliate pollution control
         and solid waste disposal bonds......            148

 Comfort Letters:
     Toyota Services de Mexico, S.A. de C.V.
         ("TSM") credit facilities...........            124
     TSV office lease........................              1
                                                      ------
 Total guarantees and comfort letters........         $  342
                                                      ======

During the first quarter of fiscal 2004 the Company increased the maximum commitment amount of TSV debt guaranteed by the Company from $33 million at March 31, 2003 to $39 million at June 30, 2003. The revised commitment amount of $39 million is subject to the same terms and conditions as the guarantees described in Note 16 - Commitments and Contingent Liabilities included in the Company's 2003 Annual Report on Form 10-K.

During the first quarter of fiscal 2004 the Company executed a new comfort letter with a Mexican bank on behalf of TSM. Additionally, the Company increased the total maximum amount of borrowings supported under existing comfort letters with Mexican banks. After consideration of the new comfort letter and increases to existing comfort letters, the maximum amount of borrowings supported by the Company totaled $124 million at June 30, 2003.

Under the comfort letters described in the preceding paragraph, TMCC would be required to exercise its influence to induce TSM to meet all obligations under the credit facilities should TSM default on payments as a result of financial

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

insolvency. TMCC is not obligated to make any payments to third parties should TSM default on its obligations. Maturities for bank loan advances range from one month to five years. These comfort letters will remain in effect for as long as any associated TSM loans are outstanding. These comfort letters may be extended for additional periods by mutual agreements between TMCC and the banks.


Other Commitments
-----------------

In addition to the commitments previously discussed, TMCC has also issued revolving liquidity notes in connection with securitization transactions and extended lending commitments to dealers for revolving credit facilities. As of June 30, 2003, no amounts were outstanding under the revolving liquidity notes. The maximum commitments as of June 30, 2003 are summarized in the table below:


                                                     Maximum
                                                    Commitment
                                                      Amount
                                                   -----------
                                               (Dollars in Millions)
Revolving liquidity notes
    related to securitizations................        $   39
Credit facilities with
    dealers and affiliates....................         3,042
Lease commitments.............................           144
                                                      ------
     Total                                            $3,225
                                                      ======

During the first quarter of fiscal 2004 Toyota Credit de Puerto Rico Corp. extended a $90 million revolving line of credit to Toyota de Puerto Rico Corp., a wholly-owned subsidiary of Toyota Motor Sales, U.S.A., Inc. ("TMS"). The revolving line of credit has a one-year renewable term, with interest due monthly. Any loans outstanding under this revolving line of credit are not guaranteed by TMS. The $90 million total commitment and related borrowings of $35 million are included in the table above under total credit facilities with dealers and affiliates.

During the first quarter of fiscal 2004 the Company entered into a 15-year lease agreement with TMS. The lease agreement is for the Company's new headquarters location in the TMS headquarters complex in Torrance, California. At June 30, 2003, minimum future commitments under lease agreements to which the Company is a lessee, including those under the agreement discussed above, are as follows: fiscal years ending 2004 - $21 million; 2005 - $19 million; 2006 - $17 million; 2007 - $13 million; 2008 - $10 million; 2009 - $8 million;
and thereafter - $56 million.

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, such as debt funding, derivatives, and securitization transactions. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or

                      TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

a third party claim. Management periodically evaluates the probability of having to incur such costs. Due to the difficulty in predicting events which could cause a breach of these provisions, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such indemnities. The Company has not made any material payments in the past as a result of these provisions, and as of June 30, 2003 the Company does not believe it is probable that it will have to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of June 30, 2003.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company's business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of June 30, 2003 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations.

                     TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Segment Information
----------------------------

Financial results for the Company's operating segments are summarized below:

                                               Three Months Ended
                                                    June 30,
                                               ------------------
                                                 2003       2002
                                               -------    -------
                                              (Dollars in Millions)
Assets:

  Financing operations...................      $40,313    $34,673
  Insurance operations...................        1,002        810
  Eliminations/reclassifications.........         (213)      (182)
                                               -------    -------
    Total assets.........................      $41,102    $35,301
                                               =======    =======

Gross revenues:

  Financing operations...................      $   988    $   980
  Insurance operations...................           54         49
                                               -------    -------
    Total gross revenues.................      $ 1,042    $ 1,029
                                               =======    =======

Net income/(loss):

  Financing operations...................      $    39    $   (39)
  Insurance operations...................           11         10
                                               -------    -------
    Total net income/(loss)...............     $    50    $   (29)
                                               =======    =======


Note 9 - Subsequent Events
--------------------------

In August 2003, TMCC increased the maximum amount of borrowings supported under existing comfort letters with Mexican banks on behalf of TSM. As a result, TSM is allowed to borrow in Mexican Pesos up to a maximum amount equivalent to $131 million U.S. dollars. The revised commitment amount is subject to the same terms and conditions as the comfort letters described in Note 7 - Commitments and Contingent Liabilities of the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EARNING ASSETS AND CONTRACT VOLUME

Net Earning Assets
------------------

The composition of the Company's net earning assets as of the balance sheet dates reported is summarized below:



                                              June 30,      March 31,     June 30,
                                                2003          2003          2002
                                            ------------  ------------  ------------
                                                      (Dollars in Millions)

Vehicle lease earning assets
 Investment in operating leases, net.....       $ 7,585       $ 7,679       $ 7,333
 Finance leases, net.....................         4,614         4,997         5,794
                                                -------       -------       -------
Total vehicle lease earning assets.......        12,199        12,676        13,127

Vehicle retail finance receivables, net..        18,072        15,873        13,885
Vehicle wholesale and other financing <F1>        6,477         6,407         4,901
Allowance for credit losses <F2>.........          (503)         (462)         (324)
                                                -------       -------       -------
Total net earning assets.................       $36,245       $34,494       $31,589
                                                =======       =======       =======

----------------------
<F1> For purposes of this table, vehicle wholesale and other financing includes wholesale financing, real estate loans, working capital loans, revolving credit lines, and industrial equipment financing.
<F2> Consists of allowance to cover probable losses on the Company's owned portfolio.

Net earning assets at June 30, 2003 increased $1.8 billion or 5% compared to March 31, 2003 and increased $4.7 billion or 15% compared to June 30, 2002.
The growth in earning assets was primarily due to higher levels of both vehicle retail financing and vehicle wholesale and other financing, partially offset by a decrease in vehicle lease earning assets. The significant increase in retail finance receivables primarily resulted from higher contract volume, generated by an increased use of marketing incentives sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS") and higher Toyota and Lexus vehicles sales levels. In addition, for the three months ended June 30, 2003, TMCC market share (as defined below under "Contract Volume") increased from 41.8% to 47.9% when compared to the same period in the prior year. The Company also experienced growth in the number of vehicle dealers receiving vehicle wholesale financing. Vehicle lease earning assets decreased due to a general shift in programs sponsored by TMS from lease to retail as well as an industry-wide shift away from leasing.

The increase in the allowance for credit losses from March 31, 2003 and June 30, 2002, respectively, resulted from significant increases in charge-off rates over the prior periods. Refer to the "Provision for Credit Losses" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for further discussion regarding the Company's delinquency and charge-off experience.

Contract Volume
---------------

The composition of the Company's contract volume and market share for the quarters ended June 30, 2003 and 2002 is summarized below:


                                                    Three Months Ended
                                                 ------------------------
                                                 June 30,        June 30,
                                                   2003            2002
                                                 -------         --------
Total contract volume:
   Vehicle retail.......................         216,000          169,000
   Vehicle lease........................          31,000           44,000
                                                 -------          -------
Total...................................         247,000          213,000
                                                 =======          =======

TMS sponsored contract volume:
   Vehicle retail.......................          79,000           22,000
   Vehicle lease........................           8,000            2,000
                                                 -------          -------
Total...................................          87,000           24,000
                                                 =======          =======

Market share <F1>:
   Vehicle retail.......................            39.8%            30.2%
   Vehicle lease........................             8.1%            11.6%
                                                   -----            -----
Total...................................            47.9%            41.8%
                                                   =====            =====

--------------------

<F1> Market share represents penetration of Toyota and Lexus vehicle financed sales to consumers, excluding fleet sales, sales of Toyota Services de Mexico, S.A. de C.V., Toyota Services de
Venezuela, C.A and a private Toyota distributor.

Total contract volume increased 16% primarily due to increased vehicle retail contract volume reflecting the continued use of incentives on new vehicles, and increases in retail financing programs sponsored by TMS. Vehicle lease contract volume decreased 30% reflecting a general shift in programs sponsored by TMS from lease to retail as well as an industry-wide shift away from leasing.

Total market share increased during the first quarter of fiscal 2004 over the comparable prior year period as the increase in retail volume more than offset the overall decline in vehicle lease contract volume.

NET INCOME
----------

The table below presents the Company's net income for the three months ended June 30, 2003 and 2002. The table also presents net income for the three months ended June 30, 2003 and 2002 excluding the impact of adjustments calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" and related amendments ("SFAS 133, as amended"). Management believes that providing a summary of net income excluding the effects of SFAS 133, as amended, provides useful information to investors for the reasons explained below, and a more balanced representation of the Company's operating results. Management uses this measure when analyzing its core operating results.


                                          Three Months Ended
                                               June 30,
                                          ------------------
                                           2003         2002
                                          -----        -----
                                         (Dollars in Millions)



  Net income........................      $  50        $ (29)
  Impact of application of SFAS 133,
  as amended, (net of income tax)...         21          124
                                          -----        -----
  Net income excluding impact of
  application of SFAS 133, as
  amended(net of income tax)........      $  71        $  95
                                          =====        =====

Net income for the first quarter of fiscal 2004 improved significantly over the comparable period in fiscal 2003 primarily due to lower unfavorable derivative fair value adjustments in the current period. The reduction in the impact of adjustments calculated in accordance with SFAS 133, as amended, resulted from less volatility in interest rates in the current period relative to the comparable quarter in the prior year.

Net income excluding the impact of the application of SFAS 133, as amended, decreased $24 million or 25% over the comparable prior year period. The decrease resulted from the combined effects of higher depreciation expense and lower investment and other income partially offset by higher financing revenues and lower interest expense. The more significant fluctuations in the components of net income are discussed on the following pages of this MD&A section.

In accordance with SFAS 133, as amended, the effect of market interest rate movements on portfolio-based derivative instruments and the ineffective portion of the Company's fair value hedge relationships must be included in the Company's financial results. Under Generally Accepted Accounting Principles, the effect of market interest rate movements on the Company's related earning assets is not included in the Company's financial results. Management believes that including in the Company's financial results the effect of market interest rate movements on its portfolio-based derivative instruments and the ineffective portion of the Company's fair value hedges in accordance with SFAS 133, as amended, while not including any corresponding valuation adjustment related to earning assets, does not provide a complete picture of the economics of the Company's business and its operating performance. Therefore, the Company reports financial results on a basis that includes, as well as excludes, the impact of the application of SFAS 133, as amended.


TOTAL FINANCING REVENUES
------------------------

Total financing revenues increased $37 million or 4% for the first quarter of fiscal 2004 over the comparable prior year period primarily due to higher retail financing revenues and, to a lesser extent, higher wholesale and other dealer financing revenues. The increase in retail financing revenues resulted from an increase in vehicle retail finance receivables partially offset by a reduction in overall portfolio yields. Wholesale and other dealer financing revenues increased $9 million or 23% as a result of the growth in the number of vehicle dealers receiving vehicle wholesale financing partially offset by a reduction in overall portfolio yields.


DEPRECIATION ON LEASES
----------------------

Depreciation expense increased $85 million or 23% over the comparable period in fiscal 2003. The increase was comprised of a $29 million increase in straight-line depreciation and a $56 million increase in additional depreciation expense.

Straight-line depreciation expense is based upon the difference between a leased vehicle's capitalized cost and the contractual residual value established at lease origination. Average capitalized costs have continued to increase while average contractual residual values have declined. The combination of higher capitalized costs and lower residual values resulted in an overall increase in the depreciable basis of leased vehicles.

Additional depreciation expense beyond straight-line depreciation is primarily driven by projected vehicle return rates and projected used vehicle prices. The continued use of new vehicle incentive programs together with an ongoing weak economic climate have adversely affected both vehicle return rates and used vehicle prices. The amount of additional depreciation expense taken during the three months ended June 30, 2003 was attributable to the combined impact of these factors.

INTEREST EXPENSE
----------------

Interest expense decreased $24 million or 11% for the first quarter of fiscal 2004 over the comparable prior year period due to a general decrease in market interest rates, partially offset by increased average outstanding debt used to fund growth in assets. Average outstanding debt was $29 billion and $25 billion at June 30, 2003 and 2002, respectively.


DERIVATIVE FAIR VALUE ADJUSTMENT
--------------------------------

The following table sets forth the items included in the Company's Derivative fair value adjustments in accordance with SFAS 133, as amended:


                                                        Three months ended
                                                      June 30,        June 30,
                                                        2003            2002
                                                      --------        --------
                                                        (Dollars in Millions)
     Net loss on non-designated derivatives.......    $   (36)        $  (234)
     Net loss for hedges that no longer qualify
       as fair value hedges.......................         (8)              -
     Net gain related to the ineffective portion
       of the Company's fair value hedges.........          6              20
                                                       -------         -------

     Derivative fair value adjustments............    $   (38)        $  (214)
                                                       =======         =======


The derivative fair value adjustment decreased $176 million from the comparable period in fiscal 2003 primarily due to the impact of lower interest rate volatility on the Company's non-designated derivative portfolio.

In the current quarter, the absolute level of interest rates declined slightly from March 31, 2003, resulting in an unfavorable fair value adjustment of $38 million of which $36 million was attributed to the Company's non-designated derivative portfolio.

INVESTMENT AND OTHER INCOME
---------------------------

The following table summarizes the Company's investment and other income for the three months ended June 30, 2003 and 2002:

                                               Three Months Ended
                                                    June 30,
                                               ------------------
                                                2003        2002
                                               ------      ------
                                              (Dollars in Millions)
Investment and servicing fee income....        $  26       $  23
Gains on assets sold...................            -          33
                                               -----       -----
   Investment income-securitizations...        $  26       $  56

Investment income-marketable
   securities and other income.........           10           8
                                               -----       -----

   Total Investment and Other Income           $  36       $  64
                                               =====       =====


Investment and other income decreased $28 million or 44% for the quarter ended June 30, 2003 from the comparable prior year period. The decrease was related to a reduction in the Company's securitization activity in the current quarter relative to the comparable prior year period. As the Company's funding needs were met through the debt capital markets, the Company did not initiate any securitization transactions in the first quarter of fiscal 2004.

PROVISION FOR CREDIT LOSSES
---------------------------

The Company is exposed to credit risk on its owned portfolio. Credit risk is the risk that customers will not make required payments to the Company in accordance with their contractual obligation. The Company's level of credit losses is influenced primarily by two factors: the total number of contracts that default ("frequency of occurrence") and loss per occurrence ("loss severity"). The Company maintains an allowance for credit losses to cover probable losses.

The following tables provide information related to the Company's credit loss experience:

                                                     Three-months Ended
                                                          June 30,
                                                   -----------------------
                                                     2003            2002
                                                   -------         -------
                                                     (Dollars in Millions)
Allowance for credit losses
   at beginning of period...............           $   526         $   283
Provision for credit losses.............               109             122
Charge-offs.............................               (94)            (60)
Recoveries..............................                11               7
Other adjustments.......................                 -              (1)
                                                   -------         -------
Allowance for credit losses
   at end of period.....................           $   552         $   351
                                                   =======         =======


                                                            June 30,
                                                     --------------------
                                                      2003          2002
                                                     ------        ------
                                                    (Dollars in Millions)
Net credit losses as a percentage
   of average earning assets <F1> <F2>....             0.92%         0.67%
Aggregate balances 60 or more days
   past due ..............................            $ 198         $ 238
Over-60 day delinquencies as a percentage
   of gross earning assets <F1> <F2>.......            0.54%         0.74%
Allowance for credit losses
   as a percentage of gross
   earning assets <F2> ...................             1.50%         1.21%

--------------------
<F1> Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures.  The information in the preceding table has not been adjusted to eliminate the effect of the growth of the Company's portfolio.
<F2> For purposes of this table, "earning assets" include earning assets and repossessed collateral.


Charge-offs, net of recoveries, increased $30 million or 57% in the quarter ended June 30, 2003 over the comparable period in the prior year. Although charge-offs increased in the most recent quarter, the provision for credit losses declined $13 million or 11% in the current quarter over the comparable period in the prior year. The decline in the provision for credit losses reflects the decline in 60-day contractual delinquency from 0.74% at June 30, 2002 to 0.54% at June 30, 2003.

Net Credit Losses and Delinquency Experience
--------------------------------------------

The Company's credit loss experience continued to be significantly influenced by the combined impact of the following factors:


- The Company's field restructuring
- Lower used vehicle prices
- Continued economic weakness
- Longer term financing
- Tiered/risk based pricing

The impact of the listed factors to the Company's credit loss experience, except as discussed below, is consistent with the impact to fiscal 2003 results as discussed in the "Provision for Credit Losses" section of the Company's 2003 Annual Report on Form 10-K. The impact of the tiered/risk based pricing program ("tiered pricing"), which was fully implemented as of March 2001, is now considered to be a lesser contributing factor to higher credit losses. In prior periods, the increase in the level of credit losses experienced by the Company was more significantly influenced by the implementation of tiered pricing. While the implementation of tiered pricing has resulted in increased overall credit losses, the period-to-period effects have lessened over time.

Although delinquency rates have improved from June 2002 to June 2003, the overall level of delinquency remains high relative to the Company's historical experience. Additionally, the credit loss rate for the three months ended June
30, 2003, was at the upper end of historical experience.   Management expects
that the adverse impact of the field restructuring should lessen as a result of measures taken to improve processes and technology; however, management remains cautious regarding the near term economic outlook, the benefit of the actions taken and the potential impact on these factors affecting credit loss experience. Management believes that the level of reserve at June 30, 2003 is reasonable in light of current facts and circumstances.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The objective of the Company's liquidity strategy is to ensure access to the capital markets so as to meet obligations and other commitments on a timely and cost-effective basis to support the growth in earning assets. Significant reliance is placed on the Company's ability to obtain debt and securitization funding in the capital markets. Debt issuances have generally been in the form of commercial paper and unsecured term debt. The Company believes that debt issuances and securitization funding, combined with cash provided by operating, investing, and financing activities, will provide sufficient liquidity to meet future funding requirements.


Commercial Paper
----------------

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under the Company's commercial paper programs ranged from approximately $4.7 billion to $7.0 billion during the quarter ended June 30, 2003, with an average outstanding balance of $5.9 billion.


Unsecured Term Debt
-------------------

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the United States ("U.S.") and international capital markets. Medium term notes ("MTNs") and bonds have provided the Company with significant sources of funding. During the quarter ended June 30, 2003, the Company issued approximately $1.0 billion of MTNs and bonds, all of which had original maturities of one year or more. At June 30, 2003, the Company had total MTNs and bonds outstanding of $26.0 billion, of which $11.4 billion was denominated in foreign currencies. The remaining maturities of all MTNs and bonds outstanding at June 30, 2003 ranged from less than one year to ten years.


The Company anticipates continued use of MTNs and bonds in both the U.S. and international capital markets. To provide for the issuance of debt securities in the U.S. capital market, the Company maintains a shelf registration with the Securities and Exchange Commission ("SEC") under which approximately $5.4 billion was available for issuance at July 31, 2003. Under the Company's euro MTN program, which provides for the issuance of debt securities in the international capital market, the maximum aggregate principal amount authorized to be outstanding at any time is $16.0 billion, of which approximately $1.9 billion was available for issuance at July 31, 2003. The U.S. dollar and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, the Company may issue bonds in the U.S. and international capital markets that are not issued under its MTN programs.

Securitization Funding
----------------------

TMCC's securitization program allows the Company to access an additional source of funding, further diversifying its investor base to enhance its liquidity position. TMCC's securitization transactions are completed using qualifying special purpose entities with the exception of one transaction in fiscal 2002. The outstanding balance of securitized retail finance receivables which TMCC continues to service totaled $5.7 billion at June 30, 2003.

For the past three fiscal years, securitization transactions averaged approximately 29% of the Company's total funding. As of July 31, 2003, $7.4 billion of securities was available for issuance under the SEC shelf registration statement. A reduction or termination of TMCC's securitization activities would cause the Company to seek alternative funding from debt capital markets. Management does not anticipate any changes in the Company's ability to access the securization market in the foreseeable future.


Back-Up Liquidity Facilities
----------------------------

For additional liquidity purposes, the Company maintains syndicated bank credit facilities with banks whose commitments aggregated $4.2 billion at June 30, 2003. No amounts were outstanding under the syndicated bank credit facilities as of June 30, 2003. The 364-day facility is subject to renewal during September 2003 and the Company expects the facility will be renewed.

The Company maintains uncommitted lines of credit to facilitate issuance of letters of credit. These lines of credit totaled $60 million as of June 30, 2003 of which approximately $1 million was outstanding.


Credit Ratings
--------------

Effective August 1, 2003, Moody's Investors Service, Inc. ("Moody's") upgraded the long-term ratings of Toyota Motor Corporation ("TMC") and its supported subsidiaries, including TMCC, from Aa1 to Aaa, and retained its stable outlook. After consideration of the upgrade, Moody's and Standard & Poor's Ratings, Group, a division of The McGraw-Hill Companies, Inc. ("S&P") ratings of TMCC were as follows:


     Rating Agency            Senior Debt            Commercial Paper
    ---------------          -------------          ------------------
       S&P                        AAA                      A-1+
       Moody's                    Aaa                      P-1



In March 2003, S&P affirmed the ratings of both senior debt and commercial paper, while maintaining a negative outlook.


CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS
------------------------------------------------------

During the first quarter of fiscal 2004 the Company entered into a 15-year lease agreement with TMS. The lease agreement is for the Company's new headquarters location in the TMS headquarters complex in Torrance, California. At June 30, 2003, minimum future commitments under lease agreements to which the Company is a lessee, including those under the agreement discussed above, are as follows: fiscal years ending 2004 - $21 million; 2005 - $19 million; 2006 - $17 million; 2007 - $13 million; 2008 - $10 million; 2009 - $8 million;
and thereafter - $56 million.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------------------------------

This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company's beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "believe", "anticipate", "expect", "estimate", "project", "should", "intend", "will", "may" or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; the effect of the current political, economic and regulatory risk in Argentina, Mexico, Venezuela, Brazil and other Latin American and South American countries and the resulting effect on their economies and monetary and fiscal policies; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; changes in pricing due to the appreciation of the Japanese yen against the U.S. dollar; the effect of governmental actions; changes in tax laws; changes in regulations that affect retail installment lending, leasing or insurance; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the U.S. and international capital markets; the effects of any rating agency actions; increases in market interest rates; the implementation of new technology systems; the continuation of factors causing increased delinquencies and credit losses; the changes in the fiscal policy of any government agency which increases sovereign risk, monetary policies exercised by the European Central Bank and other monetary authorities; increased costs associated with the Company's debt funding or restructuring efforts; the effect of any military action by or against the U.S., as well as any future terrorist attacks, including any resulting effects on general economic conditions, consumer confidence and general market liquidity; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation; increased losses resulting from default by any dealers to which the Company has a significant credit exposure; default by any counterparty to a derivative contract; and performance under any guaranty or comfort letter issued by the Company. The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor to assess the impact such risk factors might have on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. The Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Value at Risk
-------------

The Company's primary market risk exposure is interest rate risk, in particular U.S. dollar London Interbank Offered Rate. The Company uses the value at risk methodology ("VAR") to measure this risk. The VAR provides an overview of the Company's exposure to changes in market factors. VAR represents the potential loss in fair value for the Company's portfolio from adverse changes in market factors for a 30-day holding period within a 95% confidence interval using the Monte Carlo simulation technique. The VAR methodology uses historical interest rate data to assess the potential future loss.

The Company's VAR methodology incorporates the impact from adverse changes in market interest rates but does not incorporate the impact from other market changes, such as foreign currency exchange rates, which do not materially affect the value of the Company's portfolio. The VAR methodology is applied to more than 90% of the Company's market risk sensitive positions. Management believes the positions considered in the analysis are representative of the Company's total portfolio. The VAR methodology currently does not consider changes in fair values related to investments in marketable securities and equipment financing.

The VAR and the average VAR of the Company's portfolio as of, and for the three months ended, June 30, 2003 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:



                                                                  Average for the
                                                 As of          Three Months Ended
                                             June 30, 2003         June 30, 2003
                                          -------------------   -------------------
Mean portfolio value.....................      $5.7 billion         $5.8 billion
VAR......................................       $32 million          $38 million
Percentage of the mean portfolio value...         0.6%                 0.7%
Confidence level.........................          95%                  95%


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

Market Price Risk
-----------------

The Company is also exposed to market price risk related to equity investments included in the investment portfolio of its insurance operations. Investments in marketable securities consist primarily of equity investments, consisting primarily of mutual fund investments. These investments are classified as available for sale in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). None of the equity investments are considered trading securities within the meaning of SFAS 115.

A summary of the sensitivity of the fair market value of the Company's equity investments to an assumed 10% and 20% adverse change in market prices is presented below.

                                                       As of
                                                      June 30,
                                                        2003
                                                     -----------
                                                (Dollars in Millions)
      Cost.....................................      $    167
      Fair Market Value........................           183
      Net unrealized gain......................            16
      Estimated 10% adverse change in prices...           (18)
      Estimated 20% adverse change in prices...           (37)



These hypothetical scenarios represent an estimate of reasonably possible net losses that may be recognized on the Company's equity investments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results that may occur. Additionally, the hypothetical scenarios do not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates.

Counterparty Credit Risk
------------------------

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at June 30, 2003, reduced by the effects of master netting agreements. At June 30, 2003, aggregate counterparty credit risk as represented by the fair value of the Company's derivative instruments was approximately $2.0 billion on an aggregate notional amount of $44.7 billion.

Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month periods ended June 30, 2003 and 2002, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 14, 2003 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

ITEM 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

As of the end of the period of this quarterly report, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") evaluated the effectiveness of such disclosure controls and procedures in place pursuant to Rule 13a-14 of the Exchange Act. Based on the evaluation, the CEO and CFO concluded that such disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against TMCC and its subsidiaries with respect to matters arising from the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company's business operations, policies and practices. Certain of these actions are similar to suits, which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of June 30, 2003 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.

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

          (b)   Reports on Form 8-K

          The following reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2003:

          Date of Report          Items Reported
          -----------------       ---------------------
          May 9, 2003             Item 9. Regulation FD Disclosure (the
                                  information was furnished under "Item 12.
                                  Results of Operations and Financial
                                  Condition")

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   August 14, 2003                    By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                      George E. Borst
                                                       President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


Date:   August 14, 2003                    By     /S/ JOHN F. STILLO
                                             -------------------------------
                                                      John F. Stillo
                                                    Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)

                                EXHIBIT INDEX


Exhibit                                                              Method
Number                           Description                        of Filing
-------                          -----------                        ---------


  12.1       Calculation of Ratio of Earnings to Fixed Charges       Filed
                                                                    Herewith

  15.1       Report of Independent Accountants                       Filed
                                                                    Herewith

  15.2       Letter regarding unaudited interim financial            Filed
             information                                            Herewith

  31.1       Certification of Chief Executive Officer                Filed
                                                                    Herewith

  31.2       Certification of Chief Financial Officer                Filed
                                                                    Herewith

  32.1       Certification pursuant to 18 U.S.C. Section 1350      Furnished
                                                                    Herewith

  32.2       Certification pursuant to 18 U.S.C. Section 1350      Furnished
                                                                    Herewith