Form 10-Q
period 2003-09-30
TOYOTA MOTOR CREDIT CORP
filed 2003-11-14
CIK 834071

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003
                                    ------------------
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

As of September 30, 2003, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS.


                          TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in Millions)

                                                   September 30,    March 31,
                                                       2003           2003
                                                   ------------   ------------
                                                           (Unaudited)
               ASSETS
               ------

Cash and cash equivalents...............                $   684        $   980
Investments in marketable securities....                  1,818          1,630
Finance receivables, net................                 27,868         26,477
Investments in operating leases, net....                  7,895          8,017
Derivative assets.......................                  1,829          1,421
Other assets............................                    589            708
                                                        -------        -------

         Total Assets...................                $40,683        $39,233
                                                        =======        =======


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable.................                $33,179        $32,099
Derivative liabilities..................                    301            514
Other liabilities.......................                    921            869
Income taxes payable....................                     28             26
Deferred income.........................                  1,100            996
Deferred income taxes...................                  2,009          1,866
                                                        -------        -------
      Total Liabilities.................                 37,538         36,370
                                                        -------        -------

Commitments and Contingent Liabilities (See note 8)

Shareholder's Equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized;
       91,500 issued and outstanding)...                    915            915
   Retained earnings....................                  2,195          1,930
   Accumulated other comprehensive
      income............................                     35             18
                                                        -------        -------
      Total Shareholder's Equity........                  3,145          2,863
                                                        -------        -------
         Total Liabilities and
         Shareholder's Equity...........                $40,683        $39,233
                                                        =======        =======

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)
                                (Unaudited)

                                                Three Months Ended      Six Months Ended
                                                   September 30,          September 30,
                                                ------------------     -----------------
                                                 2003         2002      2003       2002
                                                ------      ------     ------     ------

Financing Revenues:

   Leasing....................................  $  613      $  632     $1,235     $1,253
   Retail financing...........................     310         285        600        548
   Wholesale and other dealer financing.......      43          42         92         82
                                                ------      ------     ------     ------

Total financing revenues......................     966         959      1,927      1,883

   Depreciation on leases.....................     405         394        863        767
   Interest expense...........................      87         332        318        763
                                                ------      ------     ------     ------

Net financing revenues........................     474         233        746        353

Insurance premiums earned and contract
   revenues...................................      47          42         92         83
Investment and other income...................      78          17        114         81

                                                ------      ------     ------     ------

Net financing revenues and other revenues.....     599         292        952        517
                                                ------      ------     ------     ------

Expenses:

   Operating and administrative...............     142         130        278        258
   Losses related to Argentine Investment.....       -           6          -         11
   Provision for credit losses................      78         127        187        249
   Insurance losses and loss adjustment
      expenses................................      25          23         50         44
                                                ------      ------     ------     ------

Total expenses................................     245         286        515        562
                                                ------      ------     ------     ------

Income/(Loss) before income taxes.............     354           6        437        (45)

Provision/(Benefit) for income taxes..........     139           2        172        (20)
                                                ------      ------     ------     ------

Net Income/(Loss).............................  $  215      $    4     $  265     $  (25)
                                                ======      ======     ======     ======

See Accompanying Notes to Consolidated Financial Statements.

                          TOYOTA MOTOR CREDIT CORPORATION
                   CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                               (Dollars in Millions)
                                    (Unaudited)

                                                           Accumulated
                                                             Other
                                   Capital    Retained    Comprehensive
                                    Stock     Earnings    Income/(Loss)      Total
                                   -------    --------    -------------    --------


Balance at March 31, 2002........   $  915     $ 1,820      $       16      $ 2,751
                                    ------     -------      ----------      -------

Net loss for the six months
   ended September 30, 2002......        -         (25)               -         (25)

Change in net unrealized gain
   on available-for-sale
   marketable securities
   (net of tax)..................        -           -             (16)         (16)
                                    ------    --------      ----------      -------
Total Comprehensive Loss.........        -         (25)            (16)         (41)
                                    ------    --------      ----------      -------


Balance at September 30, 2002....   $  915     $ 1,795      $        -      $ 2,710
                                    ======     =======      ==========      =======




Balance at March 31, 2003........   $  915     $ 1,930      $       18      $ 2,863
                                    ------     -------      ----------      -------

Net income for the six months
   ended September 30, 2003......        -         265               -          265

Change in net unrealized gain
   on available-for-sale
   marketable securities
   (net of tax)..................        -           -              17           17
                                    ------    --------      ----------      -------
Total Comprehensive Income.......        -         265              17          282
                                    ------    --------      ----------      -------


Balance at September 30, 2003....   $  915     $ 2,195      $       35      $ 3,145
                                    ======     =======      ==========      =======





See Accompanying Notes to Consolidated Financial Statements.

                          TOYOTA MOTOR CREDIT CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Dollars in Millions)
                                    (Unaudited)

                                                                            Six Months Ended
                                                                              September 30,
                                                                       -------------------------
                                                                         2003            2002
                                                                       --------        ---------
Cash flows from operating activities:

   Net Income/(Loss).........................................          $    265         $    (25)
                                                                       --------        ---------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Derivative fair value adjustment....................               (45)             338
         Depreciation and amortization.......................               914              811
         Provision for credit losses.........................               187              249
         Gain from securitization of finance receivables.....               (42)             (33)
         Gain from sale of marketable securities.............                (4)               -
         Loss on impairment of retained interests............                 -               11
         Loss and reserve related to Argentine Investment....                 -               11
         Decrease/(increase) in other assets.................               266             (763)
         Increase in deferred income taxes...................               131              122
         (Decrease)/increase in other liabilities............               (56)             602
                                                                       --------        ---------
   Total adjustments.........................................             1,351            1,348
                                                                       --------        ---------

Net cash provided by operating activities....................             1,616            1,323
                                                                       --------        ---------

Cash flows from investing activities:

   Addition to investments in marketable securities..........            (1,212)           (562)
   Disposition of investments in marketable securities.......               960             545
   Acquisition of finance receivables........................           (23,897)        (19,804)
   Liquidation of finance receivables........................            20,599          15,657
   Proceeds from sale of finance receivables.................             1,825           1,549
   Addition to investments in operating leases...............            (1,637)         (1,929)
   Disposition of investments in operating leases............               896           1,006
   Increase in receivable from affiliate.....................                 -             (12)
                                                                       --------        --------

Net cash used in investing activities........................            (2,466)         (3,550)
                                                                       --------        --------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.........             4,418           4,433
   Payments on notes and loans payable.......................            (3,904)         (2,956)
   Net increase in commercial paper..........................                40             468
                                                                       --------        --------

Net cash provided by financing activities....................               554           1,945
                                                                       --------        --------


Net decrease in cash and cash equivalents....................              (296)           (282)

Cash and cash equivalents at the beginning of the period.....               980             747
                                                                       --------        --------

Cash and cash equivalents at the end of the period...........          $    684        $    465
                                                                       ========        ========

Supplemental disclosures:

   Interest paid.............................................          $    343        $    387
   Income taxes paid/(received)..............................          $     39        $    (18)


See Accompanying Notes to Consolidated Financial Statements.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

The accompanying information pertaining to the three and six months ended September 30, 2003 and 2002 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of those expected for any other interim period or for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation. These include the reclassification of the derivative fair value adjustment into interest expense in the consolidated statement of income, made in response to recent Securities and Exchange Commission ("SEC") public announcements related to the income statement presentation of certain derivative activities.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies, and other notes to the consolidated financial statements included in Toyota Motor Credit Corporation's 2003 Annual Report to the SEC on Form 10-K. References herein to "TMCC" denote Toyota Motor Credit Corporation and references herein to "the Company" denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Note 2 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                                September 30,     March 31,
                                                    2003            2003
                                                ------------    ------------
                                                   (Dollars in Millions)
Retail....................................           $19,066         $16,160
Finance leases............................             5,206           6,078
Wholesale and other dealer loans..........             4,815           5,608
                                                     -------         -------
                                                      29,087          27,846
Unearned income...........................              (886)         (1,043)
                                                     -------         -------
   Finance receivables, net of
        unearned income...................            28,201          26,803
Allowance for credit losses...............              (333)           (326)
                                                     -------         -------
   Finance receivables, net ..............           $27,868         $26,477
                                                     =======         =======

Finance leases included estimated unguaranteed residual values of $1.5 billion and $1.8 billion at September 30 and March 31, 2003, respectively. The aggregate balances related to finance receivables 60 or more days past due totaled $151 million and $160 million at September 30 and March 31, 2003, respectively. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                               September 30,     March 31,
                                                   2003            2003
                                               ------------    ------------
                                                  (Dollars in Millions)
Vehicles..................................           $9,739          $9,687
Equipment and other.......................              708             720
                                                     ------          ------
                                                     10,447          10,407
Accumulated depreciation..................           (2,389)         (2,254)
Allowance for credit losses ..............             (163)           (136)
                                                     ------          ------
Investments in operating leases, net......           $7,895          $8,017
                                                     ======          ======


Note 4 - Allowance for Credit Losses
------------------------------------

An analysis of the allowance for credit losses follows:

                                           Three Months Ended     Six Months Ended
                                              September 30,         September 30,
                                           ------------------    ------------------
                                             2003       2002       2003       2002
                                           -------    -------    -------    -------
                                                     (Dollars in Millions)
Allowance for credit losses
   at beginning of period...............   $   552    $   351    $   526    $   283
Provision for credit losses.............        78        127        187        249
Charge-offs.............................       (82)       (69)      (176)      (129)
Recoveries..............................        15          8         26         15
Other adjustments.......................       (19)         -        (19)        (1)
                                           -------    -------    -------    -------
Allowance for credit losses
   at end of period.....................   $   544    $   417    $   544    $   417
                                           =======    =======    =======    =======


At September 30, 2003, the allowance for credit losses consisted of $496 million to cover probable losses on the Company's owned portfolio and $48 million to cover probable losses on repossessed collateral in inventory. Total repossessed collateral in inventory at September 30, 2003 was $123 million. Repossessed collateral is included in other assets in the consolidated balance sheet.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Derivatives and Hedging Activities
-------------------------------------------

In response to recent SEC public announcements related to the income statement presentation of certain derivative activities, the Company's derivative fair value adjustment was reclassified into interest expense in the consolidated statement of income.

The following table sets forth the items comprising the Company's derivative fair value adjustment, which is included in interest expense:

                                                 Three months ended   Six months ended
                                                    September 30,       September 30,
                                                    2003     2002       2003     2002
                                                   ------   ------     ------   ------
                                                          (Dollars in Millions)
 Net unrealized gain/(loss) on non-designated
     derivatives................................... $  82   $ (158)     $  46   $ (392)
 Net unrealized (loss)/gain on previously
   designated derivatives that no longer
   qualify as fair value hedges....................   (10)       2        (18)       2
 Net unrealized gain related to the
   ineffective portion of the
   Company's fair value hedges.....................    11       32         17       52
                                                   ------   ------     ------   ------

 Derivative fair value adjustment.................  $  83   $ (124)    $   45   $ (338)
                                                   ======   ======     ======   ======


                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Notes and Loans Payable
--------------------------------

The following table sets forth the items comprising notes and loans payable and the related weighted average interest rates:

                                        September 30,   March 31,    September 30,   March 31,
                                            2003          2003          2003 <F1>    2003 <F1>
                                         ---------     ----------     ---------     ---------
                                          (Dollars in Millions)

Short-term debt ..............           $   6,168      $   4,843         1.06%         1.36%

Long-term debt ...............              25,259         26,034         1.23%         1.43%

Fair value adjustments <F2>...               1,752          1,222
                                         ---------      ---------

     Notes and loans payable..           $  33,179      $  32,099         1.20%         1.42%
                                         =========      =========

--------------------
<F1> Includes the effect of certain United States ("U.S.") dollar interest rate swap agreements and cross currency interest rate swap agreements.
<F2> Adjusts debt to fair market value in accordance with Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related amendments ("SFAS 133, as amended").


Included in long-term debt are unsecured notes denominated in various foreign currencies totaling approximately $11.2 billion and $11.4 billion at September 30 and March 31, 2003, respectively. Concurrent with the issuance of these unsecured notes, the Company entered into cross currency interest rate swap agreements to convert these obligations into variable rate U.S. dollar obligations.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Liquidity Facilities and Letters of Credit
---------------------------------------------------

The following table sets forth the Company's committed and uncommitted facilities at September 30 and March 31, 2003:

                                    Committed              Uncommitted            Unused Facilities
                              --------------------     --------------------     --------------------
                           September 30, March 31,  September 30, March 31,  September 30, March 31,
                                2003        2003         2003        2003         2003        2003
                              --------    --------     --------    --------     --------    --------
                                                      (Dollars in Millions)
364-day syndicated bank
   credit facilities........  $  3,600    $  2,800     $      -    $      -     $  3,600    $  2,800

5-year syndicated bank
   credit facility - TMCC...     1,400       1,400            -           -        1,400       1,400

Letters of credit facilities         -           -           60          60           59          59
                              --------    --------     --------    --------     --------    --------

Total facilities              $  5,000    $  4,200     $     60    $     60     $  5,059    $  4,259
                              ========    ========     ========    ========     ========    ========


During the second quarter of fiscal 2004, Toyota Credit de Puerto Rico Corp. ("TCPR Corp.") established a $400 million, 364-day syndicated bank credit facility, which is restricted to its own use. In addition, a TMCC 364-day syndicated bank credit facility, which is restricted to TMCC's own use, was increased to $3.2 billion and renewed during September 2003 for an additional 364-day period.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and Contingent Liabilities
-----------------------------------------------

TMCC has entered into certain guarantees and commitments. As of September 30, 2003, TMCC had not recorded any liabilities under such arrangements. The maximum commitment amounts under the guarantees and commitments as of September 30, 2003 are summarized in the table below:

                                                     Maximum
                                                    Commitment
                                                      Amount
                                                  --------------
                                               (Dollars in Millions)
   Credit facilities with
      dealers and affiliates.................         $ 3,117
   Guarantees of affiliate pollution control
      and solid waste disposal bonds.........             148
   Lease commitments.........................             147
   Revolving liquidity notes
      related to securitizations.............              48
   Guarantee of Banco Toyota Do
      Brasil debt("BTB").....................              30
                                                      -------
Total guarantees and commitments.............         $ 3,490
                                                      =======

The Company maintains credit facilities with dealers and affiliates. These credit facilities may be used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate. The Company obtains a personal guarantee from the dealer or corporate guarantee from the dealership when deemed prudent. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover the Company's exposure under such agreements. The Company prices the credit facilities according to the risks assumed in entering into the credit facility.

During the first quarter of fiscal 2004, TCPR Corp. extended a $90 million revolving line of credit to Toyota de Puerto Rico Corp., a wholly-owned subsidiary of Toyota Motor Sales, U.S.A., Inc. ("TMS"). This $90 million commitment is included in the table above under credit facilities with dealers and affiliates. The revolving line of credit has a one-year renewable term, with interest due monthly. Any loans outstanding under this revolving line of credit are not guaranteed by TMS.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

TMCC has guaranteed payments of principal, interest, and premiums, if any, on $88 million principal amount of flexible rate demand solid waste disposal revenue bonds issued by Putnam County, West Virginia, of which $40 million matures in June 2028, $28 million matures in August 2029, and $20 million matures in April 2030. The bonds were issued in connection with a West Virginia manufacturing facility of an affiliate.

TMCC has guaranteed payments of principal, interest, and premiums, if any, on $60 million principal amount of flexible rate demand pollution control revenue bonds issued by Gibson County, Indiana, of which $10 million matures in October 2027, January 2028, January 2029, January 2030, February 2031, and September 2031, respectively. The bonds were issued in connection with an Indiana manufacturing facility of an affiliate.

Under these affiliate bond guarantees, TMCC would be required to perform in the event of any of the following:

a) payment of any installment of interest, principal, premium, if any, or purchase price on the bonds is not made when the payment becomes due and payable;

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

These guarantees include provisions whereby TMCC is entitled to reimbursement by the benefactor manufacturing facilities for all principal and interest paid and fees incurred on behalf of the benefactor manufacturing facilities, and to default interest on those amounts. TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2003.

During the first quarter of fiscal 2004, the Company entered into a 15-year lease agreement with TMS. The lease agreement is for the Company's new headquarters location in the TMS headquarters complex in Torrance, California. At September 30, 2003, minimum future commitments under lease agreements to which the Company is a lessee, including those under the agreement discussed above, are as follows: fiscal years ending 2004 - $21 million; 2005 - $19 million; 2006 - $17 million; 2007 - $15 million; 2008 - $10 million; 2009 - $9 million; and thereafter - $56 million.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

In certain securitization structures, revolving liquidity notes are used in lieu of reserve funds to provide credit enhancement to the senior securities. Under these revolving liquidity notes, investors may draw upon the notes to cover any shortfall in interest and principal payments. The draws are funded by TMCC and TMCC is entitled to reimbursement of amounts drawn on the liquidity notes. Reimbursement of amounts drawn on the liquidity notes is subordinated to principal and interest payments due on the securities. TMCC must fund the entire amount available under the revolving liquidity notes if TMCC's short-term unsecured debt rating is downgraded below P-1 or A-1 by Moody's Investors Service, Inc. ("Moody's") or Standard & Poor's Ratings Group a division of The McGraw-Hill Companies, Inc. ("S&P"), respectively.

TMCC has guaranteed payments of principal, interest, fees, and expenses with respect to a $30 million offshore bank loan of BTB. This guarantee will remain in effect until the loan is repaid in full, and TMCC elects to terminate the guarantee. The loan matures in fiscal 2005. Under the terms of the guarantee, TMCC would be required to perform on behalf of BTB should BTB default on payments for any reason including, but not limited to, financial insolvency, cross border payment restrictions, and other sovereign restrictions on off-shore payments. TMCC has entered into a separate indemnity agreement with BTB. The indemnity agreement includes provisions whereby TMCC is entitled to reimbursement from BTB. TMCC has not been required to perform under the BTB guarantee as of September 30, 2003.

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, such as debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. Management periodically evaluates the probability of having to incur such costs. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of September 30, 2003, the Company does not believe it is probable that it will have to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of September 30, 2003.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company's business operations, policies, and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of September 30, 2003 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Related Party Transactions
-----------------------------------

As of September 30, 2003, there have been no material changes to related party agreements or relationships as described in the Company's annual report on Form 10-K for the year ended March 31, 2003, except for the lease agreement with TMS, as described in Note 8. The table below summarizes amounts included in the Company's consolidated balance sheet and statement of income for the periods presented, under various related party agreements or relationships:

                                         September 30,    March 31,
                                             2003           2003
                                          ----------     ----------
                                            (Dollars in Millions)
Consolidated balance sheet:

  Accrued credit support fee payable...       $    8         $    7
  Net intercompany payable.............       $   18         $   59
  Notes payable under
      affiliate MTN program............       $    1         $    1
  Notes receivable under
      home loan program................       $    6         $    9


                                            Three Months Ended        Six Months Ended
                                               September 30,            September 30,
                                            ------------------       ------------------
                                              2003       2002          2003       2002
                                            -------    -------       -------    -------
                                                      (Dollars in Millions)
Consolidated statement of income:

  Credit support fees incurred.........     $    (4)   $    (3)      $    (9)   $    (7)
  Shared services reimbursement........         (21)        (9)          (44)       (21)
  Rent expense under facilities lease..          (2)        (1)           (3)        (3)
  Marketing, wholesale support, and
       other revenues..................          45         40            93         63
  Affiliate insurance premiums and
       commissions revenue.............          11         10            22         20
  Other amounts incurred...............           -          -            (1)         -
                                            -------    -------       -------    -------
    Total..............................     $    29    $    37       $    58    $    52
                                            =======    =======       =======    =======


Other amounts incurred reflect expenses incurred for vehicles leased from affiliates, partially offset by amounts earned for services TMCC performed on behalf of affiliates.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Segment Information
-----------------------------

Financial results for the Company's operating segments are summarized below:

                                                   At/For                At/For
                                             Three Months Ended     Six Months Ended
                                                September 30,         September 30,
                                             ------------------    ------------------
                                               2003       2002       2003       2002
                                             -------    -------    -------    -------
                                                       (Dollars in Millions)
Assets:

  Financing operations.................      $40,055    $36,587    $40,055    $36,587
  Insurance operations.................          842        846        842        846
  Eliminations/reclassifications.......         (214)      (179)      (214)      (179)
                                             -------    -------    -------    -------
    Total assets.......................      $40,683    $37,254    $40,683    $37,254
                                             =======    =======    =======    =======

Gross revenues:

  Financing operations.................      $ 1,037    $   960    $ 2,025    $ 1,940
  Insurance operations.................           54         58        108        107
                                             -------    -------    -------    -------
    Total gross revenues...............      $ 1,091    $ 1,018    $ 2,133    $ 2,047
                                             =======    =======    =======    =======

Net income/(loss):

  Financing operations.................      $   204    $    (3)   $   243    $   (42)
  Insurance operations.................           11          7         22         17
                                             -------    -------    -------    -------
    Total net income/(loss)............      $   215    $     4    $   265    $   (25)
                                             =======    =======    =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EARNING ASSETS AND CONTRACT VOLUME

Net Earning Assets
------------------

The composition of the Company's net earning assets as of the balance sheet dates reported is summarized below:

                                            September 30,   March 31,   September 30,
                                                2003          2003          2002
                                            ------------  ------------  ------------
                                                      (Dollars in Millions)

Vehicle lease earning assets
 Investment in operating leases, net......      $ 7,594       $ 7,679       $ 7,392
 Finance leases, net......................        4,273         4,997         5,734
                                                -------       -------       -------
Total vehicle lease earning assets........       11,867        12,676        13,126

Vehicle retail finance receivables, net...       18,850        15,873        16,095
Vehicle wholesale and other financing <F1>        5,542         6,407         4,803
Allowance for credit losses <F2>..........         (496)         (462)         (342)
                                                -------       -------       -------
Total net earning assets..................      $35,763       $34,494       $33,682
                                                =======       =======       =======

----------------------
<F1> For purposes of this table, vehicle wholesale and other financing includes wholesale financing, real estate loans, working capital loans, revolving credit lines, and industrial equipment financing.
<F2> Includes amounts to cover probable losses on the Company's owned portfolio, but excludes amounts related to repossessed collateral in inventory.


Net earning assets at September 30, 2003 increased $1.3 billion or 4% compared to March 31, 2003. The growth in earning assets during this period was driven by the increased volume of vehicle retail financing, partially offset by decreases in vehicle lease financing and vehicle wholesale and other financing. The significant increase in retail finance receivables primarily resulted from the increased volume of new financings continuing to outpace the liquidation of the existing portfolio. The volume achieved was generated in large part by an increased use of marketing incentives sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS") and higher Toyota and Lexus vehicle sales levels, which increased 9% for the three months ended September 30, 2003 when compared to the same period in the prior year. Vehicle lease earning assets continued to decrease as compared with March 31, 2003 due to a general shift in programs sponsored by TMS from lease to retail as well as the Company's reduced emphasis on leasing, in line with industry trends. Vehicle wholesale and other financing receivables decreased as compared with March 31, 2003 as a result of seasonal fluctuations in the number of dealer-financed units outstanding, partially offset by continued growth in the number of vehicle dealers receiving vehicle wholesale financing.

Net earning assets at September 30, 2003 increased $2.1 billion or 6% compared to September 30, 2002. The growth in earning assets during this period was driven by the increased volume of vehicle retail financing and vehicle wholesale and other financing, partially offset by a decrease in vehicle lease financing. The significant increase in retail finance receivables primarily resulted from the increased volume of new financings continuing to outpace the liquidation of the existing portfolio. The volume achieved was generated in large part by an increased use of marketing incentives sponsored by TMS and higher Toyota and Lexus vehicle sales levels, which increased 7% for the six months ended September 30, 2003 when compared to the same period in the prior year. Vehicle wholesale and other financing also increased as compared with September 30, 2002 resulting from an increased number of dealer-financed units and growth in the number of vehicle dealers receiving vehicle wholesale financing. Vehicle lease earning assets continued to decrease as compared with September 30, 2003 due to a general shift in programs sponsored by TMS from lease to retail as well as the Company's reduced emphasis on leasing, in line with industry trends.

The allowance for credit losses at September 30, 2003 increased $34 million or 7% and $154 million or 45% as compared to March 31, 2003 and September 30, 2002, respectively. Refer to the "Provision for Credit Losses" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for further discussion regarding the Company's delinquency and charge-off experience.

Contract Volume
---------------

The composition of the Company's contract volume and market share for the three and six months ended September 30, 2003 and 2002 is summarized below:

                                           Three Months Ended      Six Months Ended
                                              September 30,          September 30,
                                           ------------------     ------------------
                                            2003       2002        2003       2002
                                           -------    -------     -------    -------
Total contract volume:
   Vehicle retail.......................   237,000    195,000     453,000    368,000
   Vehicle lease........................    34,000     44,000      65,000     88,000
                                           -------    -------     -------    -------
Total...................................   271,000    239,000     518,000    456,000
                                           =======    =======     =======    =======

TMS sponsored contract volume:
   Vehicle retail.......................    71,000     65,000     150,000     88,000
   Vehicle lease........................    11,000     13,000      19,000     15,000
                                           -------    -------     -------    -------
Total...................................    82,000     78,000     169,000    103,000
                                           =======    =======     =======    =======

Market share <F1>:
   Vehicle retail.......................     40.8%      35.6%       40.3%      33.0%
   Vehicle lease........................      7.8%      11.2%        8.0%      11.4%
                                            -----      -----       -----      -----
Total...................................     48.6%      46.8%       48.3%      44.4%
                                            =====      =====       =====      =====

--------------------
<F1> Market share represents penetration of new Toyota and Lexus vehicle financed sales to consumers, excluding fleet sales, sales of Toyota Services de Mexico, S.A. de C.V., Toyota
Services de Venezuela, C.A., and a private Toyota distributor.


Total contract volume increased 13% and 14% for the three and six months ended September 30, 2003, respectively, when compared to the same periods in the prior year primarily due to increased vehicle retail contract volume. The increase in retail contract volume reflects the continued use of incentives on new vehicles primarily related to retail financing programs sponsored by TMS. In contrast, vehicle lease contract volume decreased 23% and 26% for the three and six months ended September 30, 2003, respectively, when compared with the same periods in the prior year. The decline in lease contract volume is due to a general shift in programs sponsored by TMS from lease to retail as well as the Company's reduced emphasis on leasing, in line with industry trends.

The increase in total market share for the three and six months ended September 30, 2003 over the comparable prior year period was attributable to increased levels of marketing incentives sponsored by TMS.

RESULTS OF OPERATIONS
---------------------

Net income increased $211 million and $290 million for the three and six months ended September 30, 2003, respectively, when compared to the same periods in the prior year. During both the three and six months ended September 30, 2003, the Company incurred significantly lower interest expense, driven by the impact of net unrealized gains associated with derivative fair value adjustments, while total financing revenues remained essentially level when compared to prior year results. The Company also experienced lower provision for credit losses for the three and six months ended September 30, 2003 when compared to the same periods in the prior year. The more significant fluctuations in the components of net income are discussed within this MD&A section.

TOTAL FINANCING REVENUES
------------------------

Total financing revenues remained essentially level for the three and six months ended September 30, 2003 when compared with the same periods in the prior year. Total financing revenues increased $7 million or 1% and $44 million or 2% for the three and six months ended September 30, 2003, respectively, primarily due to higher retail financing revenues and, to a lesser extent, higher wholesale and other dealer financing revenues. Total financing revenues increased at a lesser rate than the growth in the earning asset portfolio due to reductions in overall portfolio yield, resulting from a general decrease in market interest rates. Overall portfolio yield decreased from 7.73% for the six months ended September 30, 2002 to 6.72% for the six months ended September 30, 2003.

DEPRECIATION ON LEASES
----------------------

Straight-line depreciation expense is based upon the difference between a leased vehicle's original book value ("capitalized cost") and the contractual residual value established at lease origination. Additional depreciation expense is recorded ratably over the remaining life of the lease when the residual value at lease maturity is estimated to be less than the contractual residual value. Factors affecting the estimate of residual value include, but are not limited to, new vehicle incentive programs, new vehicle pricing and used vehicle supply. The evaluation of these factors involves significant assumptions, complex analysis, and management judgment. Any difference between the undepreciated value at termination and the proceeds received at sale is recorded as depreciation expense at the time of asset disposal.

Depreciation expense increased $11 million or 3% for the three months ended September 30, 2003 when compared to the same period in the prior year. The increase was comprised of a $27 million increase in straight-line depreciation, partially offset by a $16 million decrease in additional depreciation expense when compared to the same period in the prior year. Average capitalized costs have continued to increase while average contractual residual values as a percentage of capitalized cost have declined. This combination has resulted in an overall increase in the depreciable basis of leased vehicles ("depreciable basis") and the resulting increase in straight-line depreciation expense. The decline in additional depreciation expense was primarily due to a decrease in the number of leased vehicles returned at maturity and sold at auction during the period.

For the six months ended September 30, 2003, depreciation expense increased $96 million or 13% when compared to the same period in the prior year. The increase was comprised of a $56 million increase in straight-line depreciation and a $40 million increase in additional depreciation expense. Increases in straight-line depreciation expense resulted from the overall increase in the depreciable basis. The increase in the amount of additional depreciation expense recognized during the six months ended September 30, 2003 was attributable to a significant increase in the total number of leased vehicles returned at maturity and sold at auction during the period.

INTEREST EXPENSE
----------------

In response to recent SEC public announcements related to the income statement presentation of certain derivative activities, the Company's derivative fair value adjustment was reclassified into interest expense in the consolidated statement of income.

Interest expense is comprised of realized and unrealized gains and losses from the Company's derivative activity and interest on notes and loans payable. The following table summarizes the Company's interest expense for the three and six months ended September 30, 2003 and 2002:

                                              Three months ended      Six months ended
                                                 September 30,          September 30,
                                              ------------------     ------------------
                                               2003        2002       2003        2002
                                              ------      ------     ------      ------
                                                        (Dollars in Millions)
Net unrealized gain/(loss) on
   non-designated derivatives...............  $   82      $ (158)    $   46      $ (392)
Net unrealized (loss)/gain on previously
   designated derivatives that no longer
   qualify as fair value hedges.............     (10)          2        (18)          2
Net unrealized gain related to the
   ineffective portion of the
   Company's fair value hedges..............      11          32         17          52
                                              ------      ------     ------      ------

Derivative fair value adjustment............      83        (124)        45        (338)

Realized derivative gains and losses and
   interest on notes and loans payable......    (170)       (208)      (363)       (425)
                                              ------      ------     ------      ------
Total interest expense......................  $  (87)     $ (332)    $ (318)     $ (763)
                                              ======      ======     ======      ======

Interest expense decreased $245 million or 74% and $445 million or 58% during the three and six months ended September 30, 2003, respectively, compared to the same periods in the prior year. The decline was primarily due to the recognition of a net unrealized gain from derivative and hedging activities for the three and six months ended September 30, 2003 in contrast to the recognition of a net unrealized loss for the same periods in the prior year. These unrealized gains and losses are presented as "Derivative fair value adjustment" in the table above. Unrealized gains and losses on non-designated derivatives comprised the largest component of the derivative fair value adjustment. Non-designated derivatives are used to manage interest rate risk on a portfolio basis as part of an overall program of interest rate risk management.

Realized derivative gains and losses and interest on notes and loans payable also declined for the three and six months ended September 30, 2003 compared to the same periods in fiscal 2003. A general decrease in market interest rates represented the primary reason for the decline, offset in part by an increase in the average balance outstanding of notes and loans payable. The average balance outstanding of notes and loans payable was $33 billion and $29 billion for the six months ended September 30, 2003 and 2002, respectively.

INVESTMENT AND OTHER INCOME
---------------------------

The following table summarizes the Company's investment and other income for the three and six months ended September 30, 2003 and 2002:

                                        Three Months Ended      Six Months Ended
                                           September 30,          September 30,
                                        ------------------     ------------------
                                         2003        2002       2003        2002
                                        ------      ------     ------      ------
                                                  (Dollars in Millions)
Investment and servicing fee income...  $   28       $  23      $  54       $  46
Gain from securitization of
   finance receivables................      42           -         42          33
Loss on impairment of
   retained interests.................       -         (11)         -         (11)
                                        ------      ------     ------      ------
   Investment income-securitizations..      70          12         96          68

Investment income-marketable
   securities and other income........       8           5         18          13
                                        ------      ------     ------      ------

   Total investment and other income..  $   78      $   17     $  114      $   81
                                        ======      ======     ======      ======


Investment and other income increased $61 million or 359% and $33 million or 41% during the three and six months ended September 30, 2003 when compared with the same periods in the prior year. For the quarter ended September 30, 2003, the increase was primarily due to the gain from the securitization of finance receivables initiated during the period. There was no securitization transaction during the comparable prior year period.

For the six months ended September 30, 2003, the higher level of investment and other income was primarily due to an increase in the gain from the securitization of finance receivables, and the absence of impairment losses on assets retained in securitization transactions.

The size of the pool of assets sold during the six months ended September 30, 2003 was $1.9 billion as compared to $1.6 billion in the comparable prior year period, representing the primary reason for the larger gain. The impairment on retained interests incurred during the six months ended September 30, 2002 was recorded as a result of projected credit losses on the related retail finance receivables exceeding the original credit loss assumptions. No impairment was recognized during the six months ended September 30, 2003.

LOSSES RELATED TO ARGENTINE INVESTMENT
--------------------------------------
For the three and six months ended September 30, 2002, TMCC recorded a $6 million and $11 million charge against income, respectively, to increase the reserve related to the Company's guarantee of Toyota Credit Argentina S.A.'s ("TCA") offshore outstanding debt to $37 million. During the remainder of fiscal 2003, TMCC satisfied its obligations under the guarantee and terminated the guarantees. As such, no additional charges were recorded during the three or six months ended September 30, 2003.

OPERATING AND ADMINISTRATIVE EXPENSES
-------------------------------------

Operating and administrative expenses increased $12 million, or 9% for the three months ended September 30, 2003 as compared with the same period in fiscal 2003. The net increase primarily reflects a $4 million increase in charges related to technology services provided by TMS and a $4 million increase in personnel expenses related to increases in headcount.

Operating and administrative expenses increased $20 million, or 8% for the six months ended September 30, 2003 as compared to the same period in fiscal 2003. Approximately $8 million resulted from increases in charges related to technology services provided by TMS. The majority of the remaining increase was comprised of a $4 million increase in personnel expenses associated with increases in headcount and a $3 million loss on disposal of assets in connection with the Company's move to the new headquarters location in the TMS headquarters complex in Torrance, California.

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

The following tables provide information related to the Company's credit loss experience:

                                           Three Months Ended     Six Months Ended
                                              September 30,         September 30,
                                           ------------------    ------------------
                                             2003       2002       2003       2002
                                           -------    -------    -------    -------
                                                     (Dollars in Millions)
Allowance for credit losses
   at beginning of period...............   $   552    $   351    $   526    $   283
Provision for credit losses.............        78        127        187        249
Charge-offs.............................       (82)       (69)      (176)      (129)
Recoveries..............................        15          8         26         15
Other adjustments.......................       (19)         -        (19)        (1)
                                           -------    -------    -------    -------
Allowance for credit losses
   at end of period.....................   $   544    $   417    $   544    $   417
                                           =======    =======    =======    =======


                                                        September 30,
                                                     -------------------
                                                      2003         2002
                                                     ------       ------
                                                    (Dollars in Millions)
Net credit losses as a percentage
   of average earning assets <F1> <F2>....             0.83%        0.71%
Aggregate balances 60 or more days
   past due ..............................             $ 184        $ 246
Over-60 day delinquencies as a percentage
   of gross earning assets <F1> <F2>......             0.52%        0.72%
Allowance for credit losses
   as a percentage of gross
   earning assets <F2>....................             1.50%        1.22%

--------------------
<F1> Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures.  The information in the preceding table has not been adjusted to eliminate the effect of the Company's portfolio growth.
<F2> For purposes of this table, "earning assets" include earning assets and repossessed collateral.


Charge-offs, net of recoveries, increased $6 million or 10% and $36 million or 32% for the three and six months ended September 30, 2003, respectively, when compared to the same periods in the prior year. Although charge-offs increased in the most recent fiscal quarter and fiscal year-to-date periods, the provision for credit losses for the three and six months ended September 30, 2003 declined when compared with the same periods in the prior year. The period-to-period declines in the provision for credit losses reflect recent favorable trends in 60-day contractual delinquency from 0.72% at September 30, 2002 to 0.52% at September 30, 2003.

Delinquency and Net Credit Loss Experience
------------------------------------------

The Company's delinquency and net credit loss experience continued to be influenced by the combined impact of the following factors:

- Continued economic uncertainty
- Lower used vehicle prices
- Longer term financing
- Tiered/risk based pricing
- The Company's field restructuring

The impact of the listed factors to the Company's current year delinquency and net credit loss experience is consistent with the impact to fiscal 2003 results as discussed in the "Provision for Credit Losses" section of the Company's 2003 Annual Report on Form 10-K, except as discussed below. The impact of the tiered/risk based pricing program ("tiered pricing"), which was fully implemented as of March 2001, continues to diminish as a contributing factor to higher delinquency and credit loss rates. While the implementation of tiered pricing has resulted in increased overall credit loss, the period-to-period effects have lessened over time. Similarly, the impact of the Company's field restructuring, completed in fiscal 2003, is becoming a less significant factor affecting the level of delinquencies due to improvements in operating efficiencies at the recently opened service centers.

Although delinquency rates have improved from September 2002 to September 2003, the overall level of delinquency remains high relative to historical experience. While the Company's credit loss rates have declined from historical highs reached during fiscal 2003, credit loss rates remain at elevated levels. Though the impact of certain factors influencing heightened levels of delinquencies and charge-offs over the last several quarters has lessened, management remains cautious regarding the near term economic outlook, used vehicle price trends, and the extent to which significant and sustained favorable trends are expected.

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

Commercial Paper
----------------

Commercial paper issuances are used to meet short-term funding needs. Commercial paper outstanding under the Company's commercial paper programs ranged from approximately $6.0 billion to $7.7 billion during the quarter ended September 30, 2003, with an average outstanding balance of $6.9 billion.

Unsecured Term Debt
-------------------

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the U.S. and international capital markets. Medium term notes ("MTNs") and bonds have provided the Company with significant sources of funding. During the quarter ended September 30, 2003, the Company issued approximately $1.5 billion of MTNs and bonds, all of which had original maturities ranging from greater than one year to approximately ten years. At September 30, 2003, the Company had total MTNs and bonds outstanding of $26.5 billion, of which $11.2 billion was denominated in foreign currencies. The remaining maturities of all MTNs and bonds outstanding at September 30, 2003 ranged from less than one year to approximately ten years.

The Company anticipates continued use of MTNs and bonds in both the U.S. and international capital markets. To provide for the issuance of debt securities in the U.S. capital market, the Company maintains a shelf registration with the SEC under which approximately $5.0 billion was available for issuance at October 31, 2003. Under the Company's euro MTN program, which provides for the issuance of debt securities in the international capital markets, the maximum aggregate principal amount authorized to be outstanding at any time is $20.0 billion, of which approximately $6.0 billion was available for issuance at October 31, 2003. The U.S. dollar and euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, the Company may issue bonds in the U.S. and international capital markets that are not issued under its MTN programs.

Securitization Funding
----------------------

TMCC's securitization program allows the Company to access an additional source of funding, further diversifying its investor base to enhance its liquidity position. TMCC's securitization transactions are structured using qualifying special purpose entities (with the exception of one transaction executed in fiscal 2002). The outstanding balance of securitized retail finance receivables which TMCC continues to service totaled $6.6 billion at September 30, 2003.

In September 2003, the Company sold retail receivables totaling $1.9 billion in connection with securities issued under a shelf registration statement maintained with the SEC. Of the $1.9 billion sold, the Company invested $0.6 billion in purchased and retained senior class and other securities, resulting in $1.3 billion of net funding. As of October 31, 2003, $6.2 billion of securities remained available for issuance under the SEC shelf registration statement.

For the past three fiscal years, securitization transactions averaged approximately 29% of the Company's total funding. A reduction or termination of TMCC's securitization activities would cause the Company to seek alternative funding from debt capital markets. Management does not anticipate any changes in the Company's ability to access the securitization market in the foreseeable future.

Liquidity Facilities and Letters of Credit
------------------------------------------

For additional liquidity purposes, the Company maintains syndicated bank credit facilities with banks whose commitments aggregated $5.0 billion at September 30, 2003. No amounts were outstanding under the syndicated bank credit facilities as of September 30, 2003. During the second quarter of fiscal 2004, TCPR Corp. established a $400 million, 364-day syndicated bank credit facility, which is restricted to its own use. In addition, the TMCC 364-day syndicated bank credit facility, which is restricted to its own use, was increased to $3.2 billion and renewed during September 2003 for an additional 364-day period.

                       	             Committed              Uncommitted            Unused Facilities
                              --------------------     --------------------     --------------------
                           September 30, March 31,  September 30, March 31,  September 30, March 31,
                                2003        2003         2003        2003         2003        2003
                              --------    --------     --------    --------     --------    --------
                                               (Dollars in Millions)

364-day syndicated bank
   credit facilities........  $  3,600    $  2,800     $      -    $      -     $  3,600     $ 2,800

5-year syndicated bank
   credit facility - TMCC...     1,400       1,400            -           -        1,400       1,400


Letters of credit facilities         -           -           60          60           59          59
                              --------    --------     --------    --------     --------    --------

Total facilities              $  5,000    $  4,200     $     60    $     60     $  5,059    $  4,259
                              ========    ========     ========    ========     ========    ========


Credit Ratings
--------------

Effective August 2003, Moody's Investors Service, Inc. ("Moody's") upgraded the long-term ratings of Toyota Motor Corporation ("TMC") and its supported subsidiaries, including TMCC, from Aa1 to Aaa, and retained its stable outlook. As of September 30, 2003, the ratings established by Moody's and Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. ("S&P") for TMCC were as follows:

     Rating Agency    Senior Debt      Commercial Paper     Outlook
    ---------------   -------------   ------------------   ---------
       S&P                AAA                A-1+           Negative
       Moody's            Aaa                P-1            Stable


CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS
------------------------------------------------------

During the first quarter of fiscal 2004, the Company entered into a 15-year lease agreement with TMS. The lease agreement is for the Company's new headquarters location in the TMS headquarters complex in Torrance, California. At September 30, 2003, minimum future commitments under lease agreements to which the Company is a lessee, including those under the agreement discussed above, are as follows: fiscal years ending 2004 - $21 million; 2005 - $19 million; 2006 - $17 million; 2007 - $15 million; 2008 - $10 million; 2009 - $9 million; and thereafter - $56 million.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------------------------------

This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company's beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "believe", "anticipate", "expect", "estimate", "project", "should", "intend", "will", "may" or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; the effect of the current political, economic and regulatory risk in Argentina, Mexico, Venezuela, Brazil and other Latin American and South American countries and the resulting effect on their economies and monetary and fiscal policies; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; changes in pricing due to the appreciation of the Japanese yen against the U.S. dollar; the effect of governmental actions; changes in tax laws; changes in regulations that affect retail installment lending, leasing or insurance; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing an increase in vehicle returns and disposition losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the U.S. and international capital markets; the effects of any rating agency actions; increases in market interest rates; the implementation of new technology systems; the continuation of factors causing increased delinquencies and credit losses; the changes in the fiscal policy of any government agency which increases sovereign risk; monetary policies exercised by the European Central Bank and other monetary authorities; increased costs associated with the Company's debt funding or restructuring efforts; the effect of any military action by or against the U.S., as well as any future terrorist attacks, including any resulting effects on general economic conditions, consumer confidence and general market liquidity; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation; increased losses resulting from default by any dealers to which the Company has a significant credit exposure; default by any counterparty to a derivative contract; and performance under any guaranty or comfort letter issued by the Company. The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor to assess the impact such risk factors might have on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. The Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Value at Risk
-------------

The Company's primary market risk exposure is interest rate risk, in particular risk relating to changes in the U.S. dollar London Interbank Offered Rate ("LIBOR"). The Company uses the value at risk ("VAR") methodology to measure this risk. The VAR provides an overview of the Company's exposure to changes in market factors. VAR represents the potential loss in fair value for the Company's portfolio from adverse changes in market factors for a 30-day holding period within a 95% confidence interval using the Monte Carlo simulation technique. The VAR methodology uses historical interest rate data to assess the potential future loss.

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

The VAR and the average VAR of the Company's portfolio as of, and for the six months ended September 30, 2003 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:

                                                                  Average for the
                                                 As of           Six Months Ended
                                          September 30, 2003    September 30, 2003
                                          ------------------    ------------------
Mean portfolio value.....................      $5.5 billion         $5.6 billion
VAR......................................       $53 million          $43 million
Percentage of the mean portfolio value...         0.97%                 0.77%
Confidence level.........................           95%                   95%


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

Market Price Risk
-----------------

The Company is also exposed to market price risk related to equity investments included in the investment portfolio of its insurance operations. Investments in marketable securities consist primarily of equity investments in mutual funds. These investments are classified as available for sale in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). None of the equity investments are considered trading securities within the meaning of SFAS 115.

A summary of the sensitivity of the fair market value of the Company's equity investments to an assumed 10% and 20% adverse change in market prices is presented below.

                                                             As of
                                                         September 30,
                                                      ------------------
                                                       2003        2002
                                                      ------      ------
                                                     (Dollars in Millions)
      Cost.....................................       $  158      $  153
      Fair Market Value........................       $  179      $  127
      Net unrealized gain/(loss)...............       $   21      $  (26)
      Estimated 10% adverse change in prices...       $  (18)     $  (13)
      Estimated 20% adverse change in prices...       $  (36)     $  (25)



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

Counterparty Credit Risk
------------------------

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at September 30, 2003, reduced by the effects of master netting agreements. At September 30, 2003, aggregate counterparty credit risk as represented by the fair value of the Company's derivative instruments was approximately $1.9 billion on an aggregate notional amount of $46.9 billion.

Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and six-month periods ended September 30, 2003 and 2002, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 14, 2003 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

ITEM 4.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

As of the end of the period of this quarterly report, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") evaluated the effectiveness of such disclosure controls and procedures in place pursuant to Rule 13a-15(b) of the Exchange Act. Based on the evaluation, the CEO and CFO concluded that such disclosure controls and procedures are effective.

There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company's business operations, policies, and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of September 30, 2003 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          There is nothing to report with regard to this item.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There is nothing to report with regard to this item.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          There is nothing to report with regard to this item.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

          The exhibits listed on the accompanying Exhibit Index, on page 34, are filed as part of this report.

          (b)   Reports on Form 8-K

          The following reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2003:

          Date of Report          Items Reported
          -----------------       ---------------------
          August 5, 2003         Item 12. Disclosure of Results of Operations
                                 And Financial Condition.

          July 14, 2003          Item 7. Financial Statements, Pro Forma
                                 Financial Information and Exhibits.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   November 14, 2003                  By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                      George E. Borst
                                                       President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


Date:   November 14, 2003                  By     /S/ JOHN F. STILLO
                                             -------------------------------
                                                      John F. Stillo
                                                    Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)

                                EXHIBIT INDEX


Exhibit                                                              Method
Number                           Description                        of Filing
-------                          -----------                        ---------


  4.1        Amendment No. 1 to the Fourth Amended and Restated      Filed
             Agency Agreement, dated September 30, 2003 among,      Herewith
             TMCC, JP Morgan Chase Bank and JP Morgan Bank
             Luxembourg, S.A.

  10.1       364 Day Facility Credit Agreement, dated September      Filed
             11, 2003 among TCPR, Bank of America, N.A., and        Herewith
             the Other Lenders Party Thereto


  10.2       First Amended and Restated 364 Day Facility             Filed
             Credit Agreement, dated September 11, 2003 among       Herewith
             TMCC, Bank of America, N.A., and Other Lenders
             Party Thereto


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