Form 10-Q
period 2003-12-31
TOYOTA MOTOR CREDIT CORP
filed 2004-02-13
CIK 834071

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003
                                    ------------------
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

As of January 31, 2004, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS


                          TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in Millions)
                                    (Unaudited)

                                                   December 31,     March 31,
                                                       2003           2003
                                                   ------------   ------------
               ASSETS
               ------

Cash and cash equivalents...............               $    946       $    980
Investments in marketable securities....                  1,407          1,630
Finance receivables, net................                 30,722         26,477
Investments in operating leases, net....                  7,755          8,017
Derivative assets.......................                  2,345          1,421
Other assets............................                    558            708
                                                       --------       --------

         Total assets...................               $ 43,733       $ 39,233
                                                       ========       ========


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable.................               $ 36,044       $ 32,099
Derivative liabilities..................                    221            514
Other liabilities.......................                    849            869
Income taxes payable....................                     51             26
Deferred income.........................                  1,125            996
Deferred income taxes...................                  2,088          1,866
                                                       --------       --------
      Total liabilities.................                 40,378         36,370
                                                       --------       --------

Commitments and contingent liabilities (See note 8)

Shareholder's equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized;
       91,500 issued and outstanding)...                    915            915
   Retained earnings....................                  2,399          1,930
   Accumulated other comprehensive
      income............................                     41             18
                                                       --------       --------
      Total shareholder's equity........                  3,355          2,863
                                                       --------       --------
         Total liabilities and
         shareholder's equity...........               $ 43,733       $ 39,233
                                                       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)
                                (Unaudited)

                                                Three Months Ended     Nine Months Ended
                                                   December 31,           December 31,
                                                ------------------     -----------------
                                                  2003       2002        2003      2002
                                                -------    -------     -------   -------
Financing revenues:

   Leasing....................................  $   605    $   630     $ 1,840   $ 1,883
   Retail financing...........................      311        293         911       841
   Wholesale and other dealer financing.......       45         45         137       127
                                                -------    -------     -------   -------

Total financing revenues......................      961        968       2,888     2,851

   Depreciation on leases.....................      389        415       1,252     1,182
   Interest expense...........................      115        192         433       955
                                                -------    -------     -------   -------

Net financing revenues........................      457        361       1,203       714

Insurance premiums earned and contract
   revenues...................................       46         41         138       124
Investment and other income...................       45         71         159       152

                                                -------    -------     -------   -------

Net financing revenues and other revenues.....      548        473       1,500       990
                                                -------    -------     -------   -------

Expenses:

   Operating and administrative...............      142        142         420       400
   Losses related to Argentine investment.....        -          -           -        11
   Provision for credit losses................       76        151         263       400
   Insurance losses and loss adjustment
      expenses................................       24         22          74        66
                                                -------    -------     -------   -------

Total expenses................................      242        315         757       877
                                                -------    -------     -------   -------

Income before income taxes....................      306        158         743       113

Provision for income taxes....................      102         65         274        45
                                                -------    -------     -------   -------

Net income....................................  $   204    $    93     $   469   $    68
                                                =======    =======     =======   =======

See Accompanying Notes to Consolidated Financial Statements.

                          TOYOTA MOTOR CREDIT CORPORATION
                   CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                               (Dollars in Millions)
                                    (Unaudited)

                                                           Accumulated
                                                             Other
                                   Capital    Retained    Comprehensive
                                    Stock     Earnings    Income/(Loss)     Total
                                   -------    --------    -------------    -------


Balance at March 31, 2002........  $   915    $  1,820    $          16    $ 2,751
                                   -------    --------    -------------    -------

Net income for the nine months
   ended December 31, 2002.......        -          68                -         68

Change in net unrealized gain
   on available-for-sale
   marketable securities
   (net of tax)..................        -           -               (5)        (5)
                                   -------    --------    -------------    -------
Total comprehensive income.......        -          68               (5)        63
                                   -------    --------    -------------    -------


Balance at December 31, 2002....   $   915    $  1,888    $          11    $ 2,814
                                   =======    ========    =============    =======




Balance at March 31, 2003........  $   915    $  1,930    $          18    $ 2,863
                                   -------    --------    -------------    -------

Net income for the nine months
   ended December 31, 2003.......        -         469                -        469

Change in net unrealized gain
   on available-for-sale
   marketable securities
   (net of tax)..................        -           -               23         23
                                   -------    --------    -------------    -------
Total comprehensive income.......        -         469               23        492
                                   -------    --------    -------------    -------


Balance at December 31, 2003....   $   915    $  2,399    $          41    $ 3,355
                                   =======    ========    =============    =======





See Accompanying Notes to Consolidated Financial Statements.

                          TOYOTA MOTOR CREDIT CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Dollars in Millions)
                                    (Unaudited)

                                                                            Nine Months Ended
                                                                              December 31,
                                                                       -------------------------
                                                                         2003            2002
                                                                       --------        --------
Cash flows from operating activities:

   Net income................................................          $    469         $    68
                                                                       --------        --------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Derivative fair value adjustment....................              (125)            322
         Depreciation and amortization.......................             1,337           1,256
         Provision for credit losses.........................               263             400
         Gain from securitization of finance receivables.....               (42)            (72)
         Gain from sale of marketable securities.............                (7)              -
         Loss on impairment of retained interests............                 -              11
         Loss and reserve related to Argentine Investment....                 -              11
         Decrease in other assets............................               112             178
         Increase in deferred income taxes...................               239             174
         Increase in other liabilities.......................                77              23
                                                                       --------        --------
   Total adjustments.........................................             1,854           2,303
                                                                       --------        --------

Net cash provided by operating activities....................             2,323           2,371
                                                                       --------        --------

Cash flows from investing activities:

   Addition to investments in marketable securities..........            (1,401)         (1,469)
   Disposition of investments in marketable securities.......             1,530           1,165
   Acquisition of finance receivables........................           (36,224)        (29,632)
   Liquidation of finance receivables........................            30,011          23,207
   Proceeds from sale of finance receivables.................             1,825           3,002
   Addition to investments in operating leases...............            (2,274)         (2,726)
   Disposition of investments in operating leases............             1,282           1,375
                                                                       --------        --------

Net cash used in investing activities........................            (5,251)         (5,078)

                                                                       --------        --------

Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.........             9,020           6,949
   Payments on notes and loans payable.......................            (7,696)         (5,551)
   Net increase in commercial paper..........................             1,570           1,419
                                                                       --------        --------

Net cash provided by financing activities....................             2,894           2,817
                                                                       --------        --------


Net (decrease)/increase in cash and cash equivalents.........              (34)             110

Cash and cash equivalents at the beginning of the period.....               980             747
                                                                       --------        --------

Cash and cash equivalents at the end of the period...........          $    946        $    857
                                                                       ========        ========

Supplemental disclosures:

   Interest paid.............................................          $    497        $    569
   Income taxes paid/(received)..............................          $     43        $   (378)


See Accompanying Notes to Consolidated Financial Statements.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data
-------------------------------

The accompanying information pertaining to the three and nine months ended December 31, 2003 and 2002 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of those expected for any other interim period or for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation. These include the reclassification of the derivative fair value adjustment into interest expense in the consolidated statement of income, made in response to recent Securities and Exchange Commission ("SEC") public announcements related to the income statement presentation of certain derivative activities. The reclassification had no impact on net financing revenues and other revenues or net income.

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

Note 2 - Finance Receivables
----------------------------

Finance receivables, net consisted of the following:

                                                December 31,      March 31,
                                                    2003            2003
                                                ------------    ------------
                                                   (Dollars in Millions)
Retail....................................          $ 21,013        $ 16,160
Finance leases............................             4,817           6,078
Wholesale and other dealer loans..........             6,042           5,608
                                                    --------        --------
                                                      31,872          27,846
Unearned income...........................              (814)         (1,043)
                                                    --------        --------
   Finance receivables, net of
        unearned income...................            31,058          26,803
Allowance for credit losses...............              (336)           (326)
                                                    --------        --------
   Finance receivables, net ..............          $ 30,722        $ 26,477
                                                    ========        ========

Finance leases included estimated unguaranteed residual values of $1.4 billion and $1.8 billion at December 31 and March 31, 2003, respectively. The aggregate balances related to finance receivables 60 or more days past due totaled $162 million and $160 million at December 31 and March 31, 2003, respectively. The majority of retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net consisted of the following:

                                               December 31,      March 31,
                                                   2003            2003
                                               ------------    ------------
                                                  (Dollars in Millions)
Vehicles..................................          $ 9,736         $ 9,687
Equipment and other.......................              693             720
                                                    -------         -------
                                                     10,429          10,407
Accumulated depreciation..................           (2,508)         (2,254)
Allowance for credit losses ..............             (166)           (136)
                                                    -------         -------
Investments in operating leases, net......          $ 7,755         $ 8,017
                                                    =======         =======


Note 4 - Allowance for Credit Losses
------------------------------------

An analysis of the allowance for credit losses follows:

                                           Three Months Ended     Nine Months Ended
                                              December 31,          December 31,
                                           ------------------    ------------------
                                             2003       2002       2003       2002
                                           -------    -------    -------    -------
                                                     (Dollars in Millions)
Allowance for credit losses
   at beginning of period...............   $   544    $   417    $   526    $   283
Provision for credit losses.............        76        151        263        400
Charge-offs.............................       (88)       (98)      (264)      (227)
Recoveries..............................        17          9         43         24
Other adjustments.......................         1        (13)       (18)       (14)
                                           -------    -------    -------    -------
Allowance for credit losses
   at end of period.....................   $   550    $   466    $   550    $   466
                                           =======    =======    =======    =======


At December 31, 2003, the allowance for credit losses consisted of $502 million to cover probable losses on the Company's owned portfolio and $48 million to cover probable losses on repossessed collateral in inventory. Total repossessed collateral in inventory at December 31, 2003 was $119 million. Repossessed collateral is included in other assets in the consolidated balance sheet.

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

The following table summarizes the net unrealized gains and losses for the items included in the Company's derivative fair value adjustment:

                                              Three months ended      Nine months ended
                                                 December 31,           December 31,
                                              ------------------     ------------------
                                               2003        2002       2003        2002
                                              ------      ------     ------      ------
                                                        (Dollars in Millions)
                                                      (Unrealized (Gain)/Loss)
Non-designated derivatives...............     $  (86)    $    36     $ (132)    $   428
Previously designated derivatives that no
   longer qualify as fair value hedges...          -           5         18           3
Ineffective portion of the
   Company's fair value hedges...........          6         (57)       (11)       (109)
                                              ------      ------     ------      ------

Derivative fair value adjustment.........     $  (80)     $  (16)    $ (125)     $  322
                                              ======      ======     ======      ======



                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Notes and Loans Payable
--------------------------------

The following table summarizes the items comprising notes and loans payable and the related weighted average interest rates:

                                  December 31,   March 31,    December 31,   March 31,
                                      2003         2003        2003 <F1>     2003 <F1>
                                   ---------     ---------     ---------     ---------
                                    (Dollars in Millions)

Short-term debt ...............    $   8,246     $   4,843         1.07%         1.36%

Long-term debt ................       25,515        26,034         1.26%         1.43%


Fair value adjustments <F2>....        2,283         1,222
                                   ---------     ---------
     Notes and loans payable...    $  36,044     $  32,099         1.22%         1.42%
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


Included in long-term debt are unsecured notes denominated in various foreign currencies totaling approximately $11.5 billion and $11.4 billion at December 31 and March 31, 2003, respectively. Concurrent with the issuance of these unsecured notes, the Company entered into cross currency interest rate swap agreements to convert these obligations into variable rate U.S. dollar obligations.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Liquidity Facilities and Letters of Credit
---------------------------------------------------

The following table summarizes the Company's committed and uncommitted facilities:

                                    Committed              Uncommitted            Unused Facilities
                              --------------------     --------------------     --------------------
                            December 31, March 31,   December 31, March 31,   December 31, March 31,
                                2003        2003         2003        2003         2003        2003
                              --------    --------     --------    --------     --------    --------
                                                      (Dollars in Millions)
364-day syndicated bank
   credit facilities........  $  3,600    $  2,800     $      -    $      -     $  3,600    $  2,800

5-year syndicated bank
   credit facility - TMCC...     1,400       1,400            -           -        1,400       1,400

Letters of credit facilities         -           -           60          60           59          59
                              --------    --------     --------    --------     --------    --------

Total facilities              $  5,000    $  4,200     $     60    $     60     $  5,059    $  4,259
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

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and Contingent Liabilities
-----------------------------------------------

TMCC has entered into certain guarantees and commitments. As of December 31, 2003, TMCC had not recorded any liabilities under such arrangements. The maximum commitment amounts under the guarantees and commitments as of December 31, 2003 are summarized in the table below:

                                                     Maximum
                                                    Commitment
                                                      Amount
                                                  --------------
                                               (Dollars in Millions)
   Credit facilities with
      dealers and affiliates.................         $ 3,239
   Guarantees of affiliate pollution control
      and solid waste disposal bonds.........             148
   Lease commitments.........................             147
   Revolving liquidity notes
      related to securitizations.............              48
   Guarantee of Banco Toyota Do
      Brasil debt("BTB").....................              30
                                                      -------
Total guarantees and commitments.............         $ 3,612
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

During the first quarter of fiscal 2004, TCPR Corp. extended a $90 million revolving line of credit to Toyota de Puerto Rico Corp. ("TDPR"), a wholly-owned subsidiary of Toyota Motor Sales, U.S.A., Inc. ("TMS"). This $90 million commitment is included in the table above under credit facilities with dealers and affiliates. The revolving line of credit has a one-year renewable term, with interest due monthly. Any loans outstanding under this revolving line of credit are not guaranteed by TMS.

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

These guarantees include provisions whereby TMCC is entitled to reimbursement by the benefactor manufacturing facilities for all principal and interest paid and fees incurred on behalf of the benefactor manufacturing facilities, and to default interest on those amounts. TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2003.

During the first quarter of fiscal 2004, the Company entered into a 15-year lease agreement with TMS. The lease agreement is for the Company's new headquarters location in the TMS headquarters complex in Torrance, California. At December 31, 2003, minimum future commitments under lease agreements to which the Company is a lessee, including those under the agreement discussed above, are as follows: fiscal years ending 2004 - $21 million; 2005 - $19 million; 2006 - $17 million; 2007 - $15 million; 2008 - $10 million; 2009 - $9 million; and thereafter - $56 million.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and Contingent Liabilities (Continued)
------------------------------------------------

In certain securitization structures, revolving liquidity notes are used in lieu of reserve funds to provide credit enhancement to the senior securities. Under these revolving liquidity notes, investors may draw upon the notes to cover any shortfall in interest and principal payments. The draws are funded by TMCC, and TMCC is entitled to reimbursement of amounts drawn on the liquidity notes. Reimbursement of amounts drawn on the liquidity notes is subordinated to principal and interest payments due on the securities. TMCC must fund the entire amount available under the revolving liquidity notes if TMCC's short-term unsecured debt rating is downgraded below P-1 or A-1 by Moody's Investors Service, Inc. ("Moody's") or Standard & Poor's Ratings Group a division of The McGraw-Hill Companies, Inc. ("S&P"), respectively.

TMCC has guaranteed payments of up to $30 million in principal, interest, fees, and expenses with respect to the offshore bank loan of BTB. This guarantee will remain in effect until the loan is repaid in full, and TMCC elects to terminate the guarantee. The loan matures in fiscal 2005. Under the terms of the guarantee, TMCC would be required to perform on behalf of BTB should BTB default on payments for any reason including, but not limited to, financial insolvency, cross border payment restrictions, and other sovereign restrictions on offshore payments. TMCC has entered into a separate indemnity agreement with BTB. The indemnity agreement includes provisions whereby TMCC is entitled to reimbursement from BTB. TMCC has not been required to perform under the BTB guarantee as of December 31, 2003.

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, such as debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. Management periodically evaluates the probability of having to incur such costs. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of December 31, 2003, the Company does not believe it is probable that it will have to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of December 31, 2003.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company's business operations, policies, and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of December 31, 2003 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Related Party Transactions
-----------------------------------

As of December 31, 2003, there have been no material changes to related party agreements or relationships as described in the Company's annual report on Form 10-K for the year ended March 31, 2003, except for the finance receivables with TDPR and the lease agreement with TMS, as described in Note 8. The table below summarizes amounts included in the Company's consolidated balance sheet and statement of income under various related party agreements or relationships:

                                         December 31,     March 31,
                                             2003           2003
                                          ----------     ----------
                                            (Dollars in Millions)
Assets:

  Finance receivables with affiliate...        $  33          $   -
  Notes receivable under
      home loan program................        $   6          $   9
  Other................................        $   -          $   7

Liabilities:

  Accrued credit support fee payable...        $  12          $   7
  Net intercompany payable.............        $  48          $  59
  Notes payable under
      affiliate MTN program............        $   1          $   1
  Other................................        $   1          $   -


                                            Three Months Ended        Nine Months Ended
                                               December 31,             December 31,
                                            ------------------       ------------------
                                              2003       2002          2003       2002
                                            -------    -------       -------    -------
                                                      (Dollars in Millions)
Revenues:

  Marketing, wholesale support, and
       other revenues....................     $  48      $  44         $ 142      $ 108
  Affiliate insurance premiums and
       commissions revenue...............     $  13      $   9         $  35      $  29


Expenses:

  Credit support fees incurred...........     $   4      $   3         $  12      $  10
  Shared services reimbursement..........     $  14      $  10         $  58      $  31
  Rent expense and other amounts incurred     $   2      $   1         $   6      $   4


                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Segment Information
-----------------------------

Financial results for the Company's operating segments are summarized below:

                                            December 31,        March 31,
                                            -----------       ------------
                                                2003              2003
                                              --------          --------
                                                  (Dollars in Millions)
Assets:

  Financing operations.................       $ 42,837          $ 38,529
  Insurance operations.................          1,104               912
  Eliminations/reclassifications.......           (208)             (208)
                                              --------          --------
    Total assets.......................       $ 43,733          $ 39,233
                                              ========          ========


                                             Three Months Ended     Nine Months Ended
                                                December 31,          December 31,
                                             ------------------    ------------------
                                               2003       2002       2003       2002
                                             -------    -------    -------    -------
                                                       (Dollars in Millions)

Gross revenues:

  Financing operations.................      $   994    $ 1,032    $ 3,019    $ 2,983
  Insurance operations.................           58         48        166        144
                                             -------    -------    -------    -------
    Total gross revenues...............      $ 1,052    $ 1,080    $ 3,185    $ 3,127
                                             =======    =======    =======    =======

Net income:

  Financing operations.................      $   191    $    83   $    434   $     41
  Insurance operations.................           13         10         35         27
                                             -------    -------    -------    -------
    Total net income...................      $   204    $    93    $   469    $    68
                                             =======    =======    =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EARNING ASSETS AND CONTRACT VOLUME

Net Earning Assets
------------------

The composition of the Company's net earning assets is summarized below:

                                            December 31,   March 31,    December 31,
                                                2003          2003          2002
                                            ------------  ------------  ------------
                                                      (Dollars in Millions)

Vehicle lease earning assets
 Investment in operating leases, net......     $  7,475      $  7,679      $  7,415
 Finance leases, net......................        3,957         4,997         5,410
                                               --------      --------      --------
Total vehicle lease earning assets........       11,432        12,676        12,825

Vehicle retail finance receivables, net...       20,796        15,873        15,976
Vehicle wholesale and other financing <F1>        6,751         6,407         6,014
Allowance for credit losses <F2>..........         (502)         (462)         (381)
                                               --------      --------      --------
Total net earning assets..................     $ 38,477      $ 34,494      $ 34,434
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


Net earning assets at December 31, 2003 increased $4.0 billion or 12% compared to both March 31, 2003 and December 31, 2002. The growth in earning assets during this period was driven by the increased volume of vehicle retail financing and vehicle wholesale and other financing, partially offset by a decrease in vehicle lease financing. The significant increase in retail finance receivables primarily resulted from the continued growth in the number of new vehicles financed under the Company's retail financing programs. This growth was generated in large part by an increased use of marketing incentives sponsored by Toyota Motor Sales, U.S.A., Inc. ("TMS") and higher Toyota and Lexus vehicle sales levels, which increased 12% and 8% for the three and nine months ended December 31, 2003, respectively, when compared to the same periods in the prior year. Also contributing to the growth in retail finance receivables during the current year periods was a decrease in the amount of retail finance receivables securitized when compared to the same periods in the prior year. Vehicle wholesale and other financing receivables also increased when compared to March 31, 2003 and December 31, 2002 primarily due to an increase in dealer inventory financed by the Company and increases in the number of vehicle dealers receiving vehicle wholesale financing. Vehicle lease earning assets continued to decrease when compared to March 31, 2003 and December 31, 2002 due to a general shift in programs sponsored by TMS from lease to retail as well as the Company's reduced emphasis on leasing, in line with industry trends.

The allowance for credit losses at December 31, 2003 increased $40 million or 9% and $121 million or 32% when compared to March 31, 2003 and December 31, 2002, respectively. Refer to the "Provision for Credit Losses" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for further discussion regarding the Company's delinquency and charge-off experience.

Contract Volume
---------------

The composition of the Company's contract volume and market share is summarized below:

                                           Three Months Ended      Nine Months Ended
                                              December 31,           December 31,
                                           ------------------     ------------------
                                             2003       2002        2003       2002
                                           -------    -------     -------    -------
Total contract volume:
   Vehicle retail.......................   194,000    153,000     647,000    521,000
   Vehicle lease........................    25,000     33,000      90,000    121,000
                                           -------    -------     -------    -------
Total...................................   219,000    186,000     737,000    642,000
                                           =======    =======     =======    =======

TMS sponsored contract volume:
   Vehicle retail.......................    57,000     46,000     207,000    134,000
   Vehicle lease........................     5,000      6,000      24,000     21,000
                                           -------    -------     -------    -------
Total...................................    62,000     52,000     231,000    155,000
                                           =======    =======     =======    =======

Market share <F1>:
   Vehicle retail.......................     35.8%      31.1%       38.3%      32.4%
   Vehicle lease........................      6.6%       9.8%        7.5%      10.9%
                                            -----      -----       -----      -----
Total...................................     42.4%      40.9%       45.8%      43.3%
                                            =====      =====       =====      =====

--------------------
<F1> Market share represents the percentage of total TMS sales of new Toyota and Lexus vehicles financed by TMCC.  Total TMS sales excludes fleet sales, sales of Toyota
Services de Mexico, S.A. de C.V., Toyota Services de Venezuela, C.A., and a private
Toyota distributor.


Total contract volume increased for the three and nine months ended December 31, 2003, respectively, when compared to the same periods in the prior year due to increased vehicle retail contract volume. The growth in vehicle retail contract volume during both periods was attributable to the combined effects of higher Toyota and Lexus vehicle sales, incremental volume from the increased number of wholesale dealers serviced by TMCC, and continued use of new vehicle incentive programs sponsored by TMS. In contrast, vehicle lease contract volume decreased for the three and nine months ended December 31, 2003, respectively, when compared to the same periods in the prior year. The decline in lease contract volume was due to a general shift in programs sponsored by TMS from lease to retail as well as the Company's reduced emphasis on leasing, in line with industry trends.

RESULTS OF OPERATIONS
---------------------

Net income increased $111 million and $401 million for the three and nine months ended December 31, 2003, respectively, when compared to the same periods in the prior year. The increases in net income for both periods reflect reductions in total interest expense and in provision for credit losses. The decrease in total interest expense reflects the effect of declines in short term interest rates and the positive impact of changes in market interest rates on the valuation of the Company's derivatives, partially offset by the effects of higher average outstanding balances of notes and loans payable used to finance asset growth. The decrease in provision for credit losses reflects continued improvement in the Company's overall delinquency experience. These items, and other factors influencing the Company's financial results are discussed in more depth within this MD&A section.

TOTAL FINANCING REVENUES
------------------------

Total financing revenues remained essentially level for the three and nine months ended December 31, 2003 when compared to the same periods in the prior year as a result of offsetting fluctuations in leasing and retail financing revenues. Retail financing revenues increased as a result of the continued growth in vehicle retail finance receivables, partially offset by reductions in portfolio yield. Leasing revenues declined during both periods due to reductions in portfolio yield and vehicle lease earning assets. Wholesale and other dealer financing revenues remained relatively unchanged during both periods as increases in average vehicle wholesale and other receivables outstanding were offset by reductions in portfolio yield. The decrease in portfolio yield reflects general decreases in market interest rates.
Portfolio yield on the Company's total net earning assets decreased from 7.40% for the three months ended December 31, 2002 to 6.36% for the three months ended December 31, 2003, and from 7.61% for the nine months ended December 31, 2002 to 6.60% for the nine months ended December 31, 2003. The changes in leasing and retail financing revenues are consistent with the general shift in programs sponsored by TMS from lease to retail as well as the Company's reduced emphasis on leasing, in line with industry trends. Refer to the "Earning Assets and Contract Volume" section of the MD&A for further discussion regarding earning asset changes.

DEPRECIATION ON LEASES
----------------------

Straight-line depreciation expense, recorded over the original contract life, is based upon the depreciable basis of leased vehicles ("depreciable basis"). Depreciable basis is the difference between a leased vehicle's original book value ("capitalized cost") and its contractual residual value established at lease origination. Additional depreciation expense is recorded ratably over the remaining life of the lease when the residual value at lease maturity is estimated to be less than the contractual residual value. Factors affecting the estimated residual value at lease maturity include, but are not limited to, new vehicle incentive programs, new vehicle pricing, and used vehicle supply. The evaluation of these factors involves significant assumptions, complex analysis, and management judgment. Any difference between the undepreciated value at termination and the proceeds received at sale is recorded as depreciation expense at the time of asset disposal.

Total depreciation expense decreased $26 million or 6% for the three months ended December 31, 2003 when compared to the same period in the prior year. The decrease was comprised of a $49 million decrease in additional depreciation expense, partially offset by a $23 million increase in straight-line depreciation. The decline in additional depreciation expense resulted primarily from lower losses incurred at lease termination, attributable to lower average losses per vehicle sold ("loss severity") during the quarter, coupled with a reduction in the number of leased vehicles returned at maturity and sold at auction. In prior periods, the Company recorded additional depreciation expense in response to the continued decline in used vehicle prices. These actions were taken to bring contractual residual values in line with expected residual values at lease maturity. Additionally, the Company continued to adjust contractual residual values on new lease volume to take into account lower expected used vehicle prices. These adjustments have contributed to the increase in straight-line depreciation and the corresponding decrease in additional depreciation expense.

Total depreciation expense increased $70 million or 6% for the nine months ended December 31, 2003 when compared to the same period in the prior year. The increase was comprised of a $79 million increase in straight-line depreciation, partially offset by a $9 million decrease in additional depreciation expense. Increases in straight-line depreciation expense resulted from the overall increase in the depreciable basis. The decrease in additional depreciation expense recognized during the nine months ended December 31, 2003 primarily resulted from adjustments to contractual residual values at lease inception in response to expected lower end-of-term market values. This decrease was offset by an increase in loss severity, primarily during the first quarter of fiscal 2004, experienced on units returned at maturity when compared to the same prior year period.

INTEREST EXPENSE
----------------

Interest expense is comprised of interest paid on notes and loans payable, including net settlements on interest rate swaps, and unrealized gains and losses included in the Company's derivative fair value adjustment. During the current year, the Company's derivative fair value adjustment was reclassified into interest expense in response to recent SEC public announcements regarding the income statement presentation of certain derivative activities.

The following table summarizes the primary components of interest expense:

                                              Three months ended      Nine months ended
                                                 December 31,           December 31,
                                              ------------------     ------------------
                                               2003        2002       2003        2002
                                              ------      ------     ------      ------
                                                        (Dollars in Millions)
Interest on notes and loans payable,
     including net settlements on interest
      rate swaps............................  $  195      $  208     $  558      $  633
Derivative fair value adjustment............     (80)        (16)      (125)        322
                                              ------      ------     ------      ------
Total interest expense......................  $  115      $  192     $  433      $  955
                                              ======      ======     ======      ======

The decrease in total interest expense for the three and nine months ended December 31, 2003 reflects the effect of declines in short term interest rates and the positive impact of changes in market interest rates on the valuation of the Company's derivatives, partially offset by the effects of higher average outstanding balances of notes and loans payable used to finance asset growth.

Interest on notes and loans payable, including net settlements on interest rate swaps, benefited from a decline in short term interest rates. The impact of the decrease in rates was partially offset by an increase in the average outstanding balance of notes and loans payable from $29 billion for the nine months ended December 31, 2002 to $34 billion for the nine months ended December 31, 2003.

The following table summarizes the net unrealized gains and losses for the items included in the Company's derivative fair value adjustment, which is included in interest expense. The unrealized gains were primarily due to an increase in the value of the Company's non-designated derivatives. These derivatives are used to manage interest rate risk on a portfolio basis.

                                              Three months ended      Nine months ended
                                                 December 31,           December 31,
                                              ------------------     ------------------
                                               2003        2002       2003        2002
                                              ------      ------     ------      ------
                                                        (Dollars in Millions)
                                                      (Unrealized (Gain)/Loss)
Non-designated derivatives...............     $  (86)     $   36     $ (132)     $  428
Previously designated derivatives that no
   longer qualify as fair value hedges...          -           5         18           3
Ineffective portion of the
   Company's fair value hedges...........          6         (57)       (11)       (109)
                                              ------      ------     ------      ------

Derivative fair value adjustment.........     $  (80)     $  (16)    $ (125)     $  322
                                              ======      ======     ======      ======

INSURANCE PREMIUMS EARNED AND CONTRACT REVENUES
-----------------------------------------------

Insurance premiums earned and contract revenues recognized from insurance operations increased $5 million or 12% and $14 million or 11% for the three and nine months ended December 31, 2003, respectively, when compared to the same periods in the prior year due to increased contract volume and an increase in total agreements in force.

INVESTMENT AND OTHER INCOME
---------------------------

The following table summarizes the Company's investment and other income:

                                           Three Months Ended      Nine Months Ended
                                              December 31,           December 31,
                                           ------------------     ------------------
                                            2003        2002       2003        2002
                                           ------      ------     ------      ------
                                                     (Dollars in Millions)
Investment and servicing fee income......  $   33      $   24     $   87      $   70
Gains from securitization of
   finance receivables...................       -          39         42          72
Loss on impairment of
   retained interests....................       -           -          -         (11)
                                           ------      ------     ------      ------
   Investment income from securitizations      33          63        129         131

Investment income from marketable
   securities and other income...........      12           8         30          21
                                           ------      ------     ------      ------

   Total investment and other income.....  $   45      $   71     $  159      $  152
                                           ======      ======     ======      ======

For the three months ended December 31, 2003, total investment and other income decreased when compared with the same period in the prior year primarily due to a decrease in investment income from securitizations, partially offset by an increase in investment income from marketable securities and other income. For the nine months ended December 31, 2003, total investment and other income increased when compared with the same period in the prior year primarily due to an increase in investment income from marketable securities and other income.

For the three months ended December 31, 2003, investment income from securitizations decreased when compared with the same period in the prior year primarily due to the absence of a securitization transaction during the most recent quarter. There was one securitization transaction during the third quarter of fiscal 2003.

For the nine months ended December 31, 2003, investment income from securitizations remained relatively unchanged when compared with the same period in the prior year. However, the components within investment income from securitizations changed. Servicing fee income increased primarily due to an increase in the average outstanding principal balance of the securitized receivables on which such income is earned. Gains from securitization of finance receivables decreased primarily due to a decrease in the number of securitization transactions. During the nine months ended December 31, 2003, the Company entered into one securitization transaction totaling $1.9 billion compared to two securitization transactions during the nine months ended December 31, 2002 totaling $3.1 billion. The Company also incurred impairment losses on retained interests during the nine months ended December 31, 2002 as a result of projected credit losses on the related retail finance receivables exceeding the existing loss assumptions. No impairment loss on retained interests was recorded during the nine months ended December 31, 2003.

Investment income from marketable securities and other income increased for the three and nine months ended December 31, 2003 when compared to the same periods in the prior year primarily as a result of higher net realized gains on investments in corporate and U.S. debt securities. During the three and nine months ended December 31, 2003, net realized gains on debt securities were $2 million and $6 million, respectively, compared to net realized losses of $1 million during both the three and nine months ended December 31, 2002.

OPERATING AND ADMINISTRATIVE EXPENSES
-------------------------------------

Operating and administrative expenses increased $20 million, or 5% for the nine months ended December 31, 2003 when compared to the same period in fiscal 2003. The higher level of expense reflected increases in personnel expenses related to increased headcount and training activities, charges related to technology services provided by TMS, and losses on disposal of assets in connection with the Company's move to the new headquarters location in the TMS headquarters complex in Torrance, California.

LOSSES RELATED TO ARGENTINE INVESTMENT
--------------------------------------
During the nine months ended December 31, 2002, TMCC recorded an $11 million charge against income to increase the reserve related to the Company's guarantee of Toyota Credit Argentina S.A.'s ("TCA") offshore outstanding debt to $37 million. During the remainder of fiscal 2003, TMCC satisfied its obligations under the guarantees and terminated the guarantees. Accordingly, no additional charges were recorded during the three or nine months ended December 31, 2003.

PROVISION FOR CREDIT LOSSES
---------------------------

The Company is exposed to credit risk on its owned portfolio. Credit risk is the risk that customers will not make required payments to the Company in accordance with their contractual obligation. The Company's level of credit losses is influenced primarily by two factors: the total number of contracts that default and loss per occurrence. The Company maintains an allowance for credit losses to cover probable losses resulting from the non-performance of its customers.

The following tables provide information related to the Company's allowance for credit losses and credit loss experience:

                                           Three Months Ended     Nine Months Ended
                                              December 31,          December 31,
                                           ------------------    ------------------
                                             2003       2002       2003       2002
                                           -------    -------    -------    -------
                                                     (Dollars in Millions)
Allowance for credit losses
   at beginning of period...............   $   544    $   417    $   526    $   283
Provision for credit losses.............        76        151        263        400
Charge-offs.............................       (88)       (98)      (264)      (227)
Recoveries..............................        17          9         43         24
Other adjustments.......................         1        (13)       (18)       (14)
                                           -------    -------    -------    -------
Allowance for credit losses
   at end of period.....................   $   550    $   466    $   550    $   466
                                           =======    =======    =======    =======


                                                        December 31,
                                                     -------------------
                                                      2003         2002
                                                     ------       ------
                                                    (Dollars in Millions)
Annualized net credit losses as a percentage
   of average earning assets <F1> <F2> <F3>.          0.80%        0.82%
Aggregate balances 60 or more days
   past due ................................          $ 196        $ 260
Over-60 day delinquencies as a percentage
   of gross earning assets <F1> <F2>........          0.50%        0.74%
Allowance for credit losses
   as a percentage of gross
   earning assets <F2>......................          1.41%        1.33%

--------------------
<F1> Delinquency and charge-off ratios typically fluctuate over time as a portfolio matures.  The information in the preceding table has not been adjusted to eliminate the effect of the Company's portfolio growth.
<F2> For purposes of this table, "earning assets" include earning assets and repossessed collateral that has not yet been sold.
<F3> Net credit loss ratios have been annualized using nine-month results.


The decrease in the provision for credit losses recorded during the three and nine months ended December 31, 2003 when compared to the same periods in the prior year reflects continued improvement in the Company's overall delinquency experience. During the third quarter of fiscal 2003 the Company was experiencing historically high delinquency and charge-off rates primarily as a result of the Company's field restructuring and the general weakness of the economy. The higher level of provision recorded in the prior year reflected management's expectations for increased losses in the near term. The lower amount of provision expense recorded in the current year reflects recent favorable trends and management's expectations for probable losses on the currently owned portfolio. The increase in total charge-offs, net of recoveries, for the nine months ended December 31, 2003 when compared to the same period in the prior year was consistent with management's expectations.


Delinquency and Net Credit Loss Experience
------------------------------------------

The Company's delinquency and net credit loss experience continued to be influenced by the combined impact of the following factors:

- Continued economic uncertainty
- Lower used vehicle prices
- Longer term financing
- Tiered/risk based pricing
- The Company's field restructuring

The impact of the listed factors on the Company's current year delinquency and net credit loss experience is consistent with the impact to fiscal 2003 results as discussed in the "Provision for Credit Losses" section of the Company's 2003 Annual Report on Form 10-K, except as discussed below. The impact of the tiered/risk based pricing program ("tiered pricing"), which was fully implemented as of March 2001, continues to diminish as a contributing factor to higher delinquency and credit loss rates. While the implementation of tiered pricing has resulted in increased overall credit losses, the period-to-period effects continue to lessen over time. Similarly, the impact of the Company's field restructuring, completed in fiscal 2003, has been significantly reduced due to improvements in operating efficiencies at the customer service centers.

While the Company's credit loss rates have declined from historical highs reached during fiscal 2003, credit loss rates remain at elevated levels. Management does not anticipate a return to historically high delinquency and credit loss rates in the near term but remains cautious regarding the extent to which these favorable trends are expected to continue.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The objective of the Company's liquidity strategy is to ensure access to the capital markets, meet obligations and other commitments on a timely and cost-effective basis, and support growth in earning assets. Significant reliance is placed on the Company's ability to obtain debt and securitization funding in the capital markets. Debt issuances have generally been in the form of commercial paper and unsecured term debt. The Company does not rely on any one source of funding and may choose to reallocate its funding activities depending upon market conditions, relative costs, and other factors.
Management does not anticipate changes in the Company's ability to access the unsecured debt and securitization markets in the foreseeable future. The Company believes that debt and securitization funding, combined with cash provided by operating and investing activities, will provide sufficient liquidity to meet future funding requirements.

Commercial Paper
----------------

Short-term funding needs are met through the issuance of commercial paper. Commercial paper outstanding under the Company's commercial paper programs ranged from approximately $6.0 billion to $8.7 billion during the quarter ended December 31, 2003, with an average outstanding balance of $7.3 billion.

Unsecured Term Debt
-------------------

Long-term funding requirements are met through the issuance of a variety of debt securities underwritten in both the U.S. and international capital markets. Medium term notes ("MTNs") and bonds have provided the Company with significant sources of funding. During the quarter ended December 31, 2003, the Company issued approximately $2.4 billion of MTNs and bonds, all of which had original maturities ranging from greater than one year to approximately ten years. At December 31, 2003, the Company had total MTNs and bonds outstanding of $27.3 billion, of which $11.5 billion was denominated in foreign currencies. The remaining maturities of all MTNs and bonds outstanding at December 31, 2003 ranged from less than one year to approximately ten years.

The Company anticipates continued use of MTNs and bonds in both the U.S. and international capital markets. To provide for the issuance of debt securities in the U.S. capital market, the Company maintains a shelf registration with the SEC under which approximately $4 billion was available for issuance at January 31, 2004. Under the Company's Euro MTN program, which provides for the issuance of debt securities in the international capital markets, the maximum aggregate principal amount authorized to be outstanding at any time is $20 billion, of which approximately $6 billion was available for issuance at January 31, 2004. The U.S. dollar and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, the Company may issue bonds in the U.S. and international capital markets that are not issued under its MTN programs.

Securitization Funding
----------------------

TMCC's securitization program allows the Company to access an additional source of funding, thus further diversifying its investor base and enhancing its liquidity position. With the exception of the securitization transaction executed in September 2001, TMCC's securitization transactions are treated as sales for accounting purposes. The outstanding balance of securitized retail finance receivables serviced by TMCC totaled $5.7 billion at December 31, 2003.

During the nine months ended December 31, 2003, the Company sold retail receivables totaling $1.9 billion in connection with securities issued under a shelf registration statement maintained with the SEC. Of the $1.9 billion sold, the Company invested $0.6 billion in purchased and retained senior class and other securities, resulting in $1.3 billion of net funding. As of January 31, 2004, $6.2 billion of securities were available for issuance under the current SEC shelf registration statement.

Liquidity Facilities and Letters of Credit
------------------------------------------

For additional liquidity purposes, the Company maintains syndicated bank credit facilities with banks whose commitments aggregated $5.0 billion at December 31, 2003. No amounts were outstanding under the syndicated bank credit facilities as of December 31, 2003. During the second quarter of fiscal 2004, TCPR Corp. established a $400 million, 364-day syndicated bank credit facility, which is restricted to its own use. In addition, the TMCC 364-day syndicated bank credit facility, which is restricted to its own use, was increased to $3.2 billion and renewed during September 2003 for an additional 364-day period.

                       	             Committed              Uncommitted            Unused Facilities
                              --------------------     --------------------     --------------------
                            December 31, March 31,   December 31, March 31,   December 31, March 31,
                                2003        2003         2003        2003         2003        2003
                              --------    --------     --------    --------     --------    --------
                                               (Dollars in Millions)

364-day syndicated bank
   credit facilities........  $  3,600    $  2,800     $      -    $      -     $  3,600     $ 2,800

5-year syndicated bank
   credit facility - TMCC...     1,400       1,400            -           -        1,400       1,400


Letters of credit facilities         -           -           60          60           59          59
                              --------    --------     --------    --------     --------    --------

Total facilities              $  5,000    $  4,200     $     60    $     60     $  5,059    $  4,259
                              ========    ========     ========    ========     ========    ========



Credit Ratings
--------------

Effective January 2004, Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. ("S&P") revised the outlook of Toyota Motor Corporation ("TMC") and its supported subsidiaries, including TMCC, from negative to stable. As of January 31, 2004, the ratings and outlook established by Moody's Investors Service, Inc. ("Moody's") and S&P for TMCC were as follows:

     Rating Agency    Senior Debt      Commercial Paper     Outlook
    ---------------   -------------   ------------------   ---------
       S&P                AAA                A-1+           Stable
       Moody's            Aaa                P-1            Stable

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS
------------------------------------------------------

During the first quarter of fiscal 2004, the Company entered into a 15-year lease agreement with TMS. The lease agreement is for the Company's new headquarters location in the TMS headquarters complex in Torrance, California. At December 31, 2003, minimum future commitments under lease agreements to which the Company is a lessee, including those under the agreement discussed above, are as follows: fiscal years ending 2004 - $21 million; 2005 - $19 million; 2006 - $17 million; 2007 - $15 million; 2008 - $10 million; 2009 - $9 million; and thereafter - $56 million.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------------------------------

This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company's beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "believe", "anticipate", "expect", "estimate", "project", "should", "intend", "will", "may" or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; the effect of the current political, economic and regulatory risk in Argentina, Mexico, Venezuela, Brazil and other Latin American and South American countries and the resulting effect on their economies and monetary and fiscal policies; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; changes in vehicle and component pricing due to the appreciation of the Japanese yen against the U.S. dollar; the effect of governmental actions; changes in tax laws; changes in regulations that affect retail installment lending, leasing or insurance; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing changes in vehicle returns and termination losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the U.S. and international capital markets; the effects of any rating agency actions; increases in market interest rates; the implementation of new technology systems; the continuation of factors causing changes in delinquencies and credit losses; the changes in the fiscal policy of any government agency which increases sovereign risk; monetary policies exercised by the European Central Bank and other monetary authorities; increased costs associated with the Company's debt funding; the effect of any military action by or against the U.S., as well as any future terrorist attacks, including any resulting effects on general economic conditions, consumer confidence and general market liquidity; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation; losses resulting from default by any dealers to which the Company has a significant credit exposure; default by any counterparty to a derivative contract; and performance under any guaranty or comfort letter issued by the Company. The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor to assess the impact such risk factors might have on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. The Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

NEW ACCOUNTING STANDARDS
------------------------

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132"). The revised Statement retains the disclosure requirements contained in SFAS 132, but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 is effective for financial statements for fiscal years ending after December 15, 2003. The implementation of SFAS 132 is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Value at Risk
-------------

The Company's primary market risk exposure is interest rate risk. The Company uses the value at risk ("VAR") methodology to measure this risk. VAR represents the potential loss in fair value for the Company's portfolio of interest rate sensitive instruments from adverse changes in interest rates for a 30-day holding period within a 95% confidence interval using the Monte Carlo simulation technique. The VAR methodology uses historical interest rate data to assess the potential future loss.

The Company's VAR methodology incorporates the impact from adverse changes in market interest rates but does not incorporate the impact from other market changes, such as foreign currency exchange rates, which do not materially affect the value of the Company's portfolio.

The VAR and the average VAR of the Company's portfolio measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:

                                                                 Average for the
                                                 As of          Nine Months Ended
                                          December 31, 2003     December 31, 2003
                                          ------------------    ------------------
Mean portfolio value.....................      $6.5 billion         $6.1 billion
VAR......................................       $56 million          $48 million
Percentage of the mean portfolio value...         0.86%                 0.79%
Confidence level.........................           95%                   95%


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

Market Price Risk
-----------------

The Company is also exposed to market price risk related to equity investments included in the investment portfolio of its insurance operations. These investments consist primarily of passively managed mutual funds that are designed to track the performance of major equity market indices. These investments are classified as available for sale.

A summary of the unrealized gains and losses on equity investments included in the Company's other comprehensive income assuming a 10% and 20% adverse change in market prices is presented below.

                                                             As of
                                                         December 31,
                                                      ------------------
                                                       2003        2002
                                                      ------      ------
                                                     (Dollars in Millions)
      Cost.......................................     $  131      $  130
      Fair Market Value..........................     $  171      $  110
      Estimated 10% adverse change, net of tax...     $   14      $  (19)
      Estimated 20% adverse change, net of tax...     $    4      $  (26)

These hypothetical scenarios represent an estimate of reasonably possible net losses that may be recognized as a result of changes in the fair market value of the Company's equity investments assuming hypothetical adverse movements in future market values. These scenarios are not necessarily indicative of actual results that may occur. Additionally, the hypothetical scenarios do not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market prices.

Counterparty Credit Risk
------------------------

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at December 31, 2003, reduced by the effects of master netting agreements. At December 31, 2003, aggregate counterparty credit risk as represented by the fair value of the Company's derivative instruments was approximately $2.5 billion on an aggregate notional amount of $47.0 billion.

Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and nine-month periods ended December 31, 2003 and 2002, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 13, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

There has been no change in the Company's internal control over financial reporting identified in connection with the evaluation referred to above during the Company's most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company's business operations, policies, and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The amounts of liability on pending claims and actions as of December 31, 2003 were not determinable; however, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company's consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company's expectations and beliefs concerning future events. The Company cautions that its discussion of Legal Proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation.

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

          (b)   Reports on Form 8-K

          The following reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2003:

          Date of Report          Items Reported
          -----------------       ---------------------
          December 4, 2003       Item 7. Financial Statements, Pro Forma
                                 Financial Information and Exhibits.


	    November 12, 2003      Item 12. Disclosure of Results of Operations
                                 And Financial Condition.

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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   February 13, 2004                  By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                      George E. Borst
                                                       President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


Date:   February 13, 2004                  By     /S/ JOHN F. STILLO
                                             -------------------------------
                                                      John F. Stillo
                                                    Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)

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