Form 10-K
period 2004-03-31
TOYOTA MOTOR CREDIT CORP
filed 2004-06-21
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _______

Commission file number 1-9961

TOYOTA MOTOR CREDIT CORPORATION

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3775816 (I.R.S. Employer Identification No.)
Torrance, California (Address of principal executive offices)	90509 (Zip Code)

Registrant's telephone number, including area code:                 (310) 468-1310

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
n/a	n/a

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes        No    X

As of April 30, 2004, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

PART I

ITEM 1. BUSINESS

GENERAL

Toyota Motor Credit Corporation (“TMCC”) was incorporated in California in 1982 and commenced operations in 1983. TMCC and its consolidated subsidiaries, collectively referred to herein as the “Company”, are wholly owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation, which is a wholly owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation. TFSC, in turn, is a wholly owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation. TFSC manages TMC’s worldwide finance operations. TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services.

The Company provides a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers. The Company also provides finance and insurance products to commercial and industrial equipment dealers (“industrial equipment dealers”) and their customers. The Company’s products fall primarily into the following financing and insurance product categories:

•	Financing — The Company provides a broad range of financing products including retail financing, leasing, and wholesale and other dealer financing to vehicle and industrial equipment dealers and their customers.

•	Insurance — Through a wholly owned subsidiary, the Company provides marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers. The Company also provides coverage and related administrative services to certain affiliates.

The Company supports growth in earning assets through funding obtained in the capital markets as well as funds provided by operating activities. Refer to the “Liquidity and Capital Resources” section of Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for a detailed discussion of the Company’s funding activities. A more detailed description of the products and services offered by the Company is contained within this Business section. Refer to Note 16 – Segment Information of the Notes to Consolidated Financial Statements for financial information including assets, revenues, and net income generated by these segments. Certain prior period amounts in this Form 10-K have been reclassified to conform to the current period presentation.

The Company primarily purchases and services finance and lease contracts from vehicle dealers through 30 dealer sales and services offices (“DSSOs”) and three customer service centers (“CSCs”) and from industrial equipment dealers through a corporate department located at the Company’s headquarters in Torrance, California. The DSSOs primarily support vehicle dealer financing needs by providing services such as purchasing finance and lease contracts from vehicle dealers, financing inventories, and financing other dealer activities such as business acquisitions, facilities refurbishment, real estate purchases and working capital requirements. The DSSOs also provide information and support for the Company’s finance and insurance products sold in the United States (excluding Hawaii) (“U.S.”). The CSCs support customer account servicing functions such as collections, lease terminations, and administration of retail and lease customer accounts. Prior to fiscal 2003, the functions currently performed by the DSSOs and CSCs were provided by 33 branch offices and one customer service center. Refer to the “Results of Operations — Operating and Administrative Expenses” and “Results of Operations — Credit Risk” sections of the MD&A for further discussion of related restructuring charges and the impact of the restructuring on the Company’s operating results.

During fiscal 2004 the Company launched a multi-year initiative to replace its major legacy transaction systems, including the retail, lease, vehicle wholesale, and insurance transaction systems. The purpose of the initiative is to implement simplified, streamlined technology solutions to improve service delivery to its customers, speed information management, and support continued profitable growth. The Company expects to incur significant costs related to this initiative during the next several fiscal years. Refer to the “Results of Operations — Operating and Administrative Expenses” section of the MD&A for further discussion regarding expected costs to be incurred as a result of this initiative. In addition, the Company could incur additional losses as a result of disruptions of the Company’s processes and procedures during implementation of the new systems.

Public Filings

The Company’s filings with the Securities and Exchange Commission (“SEC”) may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings may also be found by accessing the SEC website (http://www.sec.gov). The SEC website contains reports, registration statements, proxy and information statements and other information regarding issuers that file electronically with the SEC. A link to the SEC website is also contained on the Company’s website (http://www.toyotafinancial.com) under “Investor Relations”. The Company will make available, without charge, electronic or paper copies of its filings upon written request to:

   Toyota Motor Credit Corporation
   19001 South Western Avenue
   Torrance, CA 90509
   Attention: Corporate Communications

Seasonality

Revenues generated by receivables owned by the Company are generally not subject to seasonal variations. Although contract volume is subject to a certain degree of seasonality, this seasonality does not have a significant impact on revenues as collections, generally in the form of fixed payments, occur over the course of several years. The automotive finance industry, and therefore the Company, is subject to seasonal variations in credit losses, which are typically higher in the first and fourth calendar quarters of the year.

Geographic Distribution of Operations

The Company’s primary finance and insurance operations are located in the U.S. and the Commonwealth of Puerto Rico (“U.S. operations”) with earning assets principally sourced through Toyota and Lexus vehicle dealers. The Company also conducted business in Mexico and Venezuela through wholly owned subsidiaries. The combined assets, liabilities and net losses of the Company’s international subsidiaries totaled less than 1% of each of the consolidated assets, liabilities and net income of the Company as of, and for the period ended, March 31, 2004. The Company also held a minority interest in a TFSC majority-owned subsidiary in Brazil and continues to hold a minority interest in a TFSA majority-owned subsidiary in Argentina.

During the fourth quarter of fiscal 2004, TMCC’s Board of Directors approved a plan to sell its Mexican and Venezuelan subsidiaries and its holdings in the Brazilian subsidiary to TFSA. The sale of these interests was completed in April 2004. Refer to Note 18-Subsequent Events of the Notes to Consolidated Financial Statements for further discussion of the terms and conditions of the sale. Due to the immaterial size of the Mexican and Venezuelan operations and the Brazilian holdings relative to the Company’s consolidated financial condition and results of operations, the related assets, liabilities, and results of operations are included with the results of ongoing operations in the Company’s consolidated balance sheet and consolidated statement of income.

As of March 31, 2004, approximately 24% of managed retail and lease assets were located in California, 8% in Texas, and 7% in New York. The concentration of the remaining retail and lease assets is spread throughout the other 46 serviced states. Any material adverse changes to California’s, Texas’ or New York’s economy could have an adverse effect on the Company’s financial condition and results of operations.

Risk Factors

The Company is exposed to certain risks and uncertainties that could have a material adverse impact to the Company’s financial condition and operating results:

Residual Value Risk

Residual value risk is the risk that the estimated residual value at lease origination will not be recoverable at the end of the lease term. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to the Company. A higher rate of vehicle returns exposes the Company to greater risk of loss at lease termination. Refer to the “Results of Operations — Residual Value Risk” section of the MD&A for further discussion regarding the Company’s exposure to this risk.

Credit Risk

Credit risk is the risk of loss arising from a failure of a customer or dealer to meet the terms of any contract with the Company or otherwise fail to perform as agreed. The Company’s level of credit risk is influenced primarily by two factors: the total number of contracts that default and the loss per occurrence, which in turn are influenced by various economic factors, the used vehicle market, contract term length, purchase quality mix, and organizational and operational changes. Refer to the “Results of Operations — Credit Risk” section of the MD&A for further discussion regarding the Company’s exposure to this risk.

Liquidity Risk

Liquidity risk is the risk arising from the inability to meet obligations when they come due in a timely manner. The Company’s liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner under adverse market conditions. Refer to the “Liquidity and Capital Resources” section of the MD&A for further discussion regarding the Company’s exposure to this risk.

Market Risk

Market risk is the risk that changes in market rates or prices will negatively affect the Company’s income, market value, and capital. Policies governing market risk exposure are established and periodically reviewed by the Company’s senior management as conditions warrant. The Company uses derivative instruments, along with other tools and strategies, to manage its market risk. The Company has established procedures to ensure that the Company’s risk management, including its use of derivatives, is in accordance with the Company’s policy framework. Refer to Item 7a., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding the Company’s exposure to this risk.

Operational Risk

Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes or systems, theft, fraud, or natural disaster. Operational risk can occur in many forms including, among others, errors, business interruptions, inappropriate behavior of or misconduct by the Company’s employees or those contracted to perform services for the Company, and vendors that do not perform in accordance with their contractual agreements. These events can potentially result in financial losses or other damages to the Company. The Company relies on internal and external information and technological systems to manage the Company’s operations and is exposed to risk of loss resulting from breaches in the security, or other failures of these systems. The replacement of the Company’s major legacy transaction systems could have a significant impact on its ability to conduct its core business operations and increase the Company’s risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information and transaction systems.

In order to monitor and manage operational risk, the Company maintains a framework of internal controls designed to provide a sound and well-controlled operational environment. The Company strives to maintain appropriate levels of operational risk relative to its businesses strategies, competitive and regulatory environment, and markets in which it operates. The Company also maintains appropriate levels of insurance coverage for those operating risks that can be mitigated through the purchase of insurance. Notwithstanding these control measures and insurance coverages, the Company remains exposed to operational risk. However, the Company’s approach to operational risk management is intended to mitigate such losses.

Regulatory Risk

Regulatory risk is the risk arising from the failure to comply with applicable regulatory requirements. Refer to the “Regulatory Environment” section of this Business section for further discussion of the Company’s exposure to this risk.

Counterparty Credit Risk

Counterparty credit risk is the risk that a counterparty may fail to perform on its contractual obligations in a derivatives contract. Refer to the “Liquidity and Capital Resources – Counterparty Credit Risk” section of the MD&A for further discussion regarding the Company’s exposure to this risk.

Sales of Toyota and Lexus Vehicles

The Company’s business is substantially dependent upon the sale of Toyota and Lexus vehicles and its ability to offer competitive financing in the U.S. Toyota Motor Sales, U.S.A., Inc. (“TMS”), an affiliate of the Company, is the primary distributor of Toyota and Lexus vehicles in the U.S. TMS also subsidizes special rate retail financing and lease programs offered by the Company in the U.S. on certain new and used Toyota and Lexus vehicles. The level of subsidy varies based on TMS’s marketing strategies, economic conditions, and volume of vehicle sales. Changes in the volume of sales of such vehicles or level of sponsored programs resulting from governmental action, changes in consumer demand, changes in the level of TMS sponsored financing programs, increased competition, changes in pricing of imported units due to currency fluctuations or other events, could impact the level of finance and insurance operations of the Company. To date, the level of sales of Toyota and Lexus vehicles has not restricted the Company’s operations. Refer to the “Relationships with Affiliates” section in this Business section for further discussion regarding the Company’s relationship with TMS.

Factors Affecting Earnings Growth

The Company’s ability to continue to maintain its earnings growth is subject to a variety of factors, including changes in the overall market for retail financing, leasing or wholesale financing, changes in the level of sales of Toyota and Lexus vehicles in the U.S., rates of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rates of default by its customers, changes in the U.S. and international funding markets, the used vehicle market, levels of operating and administrative expenses including but not limited to personnel costs and technology costs, general economic conditions in the U.S. and other factors. Refer to “Competition” and “Regulatory Environment” in this Business section for discussion regarding the Company’s exposure to risk of loss resulting from the competitive and regulatory environments. Refer to the MD&A for discussion of the Company’s exposure to credit risk and expectations regarding operating and administrative expenses. Refer to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding the Company’s exposure to market risk.

Concentration of Customer Risk

A large percentage of the Company’s earning assets are located in certain states. In addition, a large percentage of the Company’s earning assets are concentrated in the Company’s 25 largest vehicle and industrial equipment dealer receivables. Factors adversely affecting the economy in these states or any of the large vehicle and industrial equipment dealer receivables could have an adverse affect on the Company’s consolidated financial position or results of operations. Refer to “Geographic Distribution of Operations” and “Financing Operations-Wholesale and Other Dealer Financing-Customer Concentration” in this Business section for further discussion regarding the Company’s exposure to this risk.

Credit Support

The Company’s credit ratings depend, in part, on the existence of the credit support arrangements between the Company and TFSC and TFSC and TMC discussed in the “Liquidity and Capital Resources-Credit Support Agreements” section of the MD&A. Should the Company for any reason not have the benefit of these arrangements (or replacement arrangements acceptable to the rating agencies), the Company would expect that its credit ratings would be substantially less that its current ratings, leading to higher borrowing costs. However, the Company believes that the credit support arrangements will continue to be available.

FINANCING OPERATIONS

The Company provides retail financing, leasing, wholesale financing, and certain other financial products and services to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchised dealers and their customers in the U.S., the Commonwealth of Puerto Rico, Mexico, and Venezuela as described under Item 1. “Business-General-Geographic Distribution of Operations”. The Company also offers financing for various industrial and commercial products such as forklifts, light and medium-duty trucks, and electric vehicles. Net earning assets and net income related to transactions with industrial equipment dealers totaled 2% and 1% of the net earning assets and net income of the Company, respectively, as of, and for the period ended, March 31, 2004.

The table below summarizes the Company’s financing revenues by primary product and the related retail financing and leasing average contract terms.

	Years Ended March 31,
	2004	2003	2002
Percentage of total financing revenues:
Leasing [1]	62%	65%	69%
Retail financing	33%	30%	26%
Wholesale and other dealer financing	5%	5%	5%

Total financing revenues	100%	100%	100%

1	Leasing revenues are shown gross of depreciation on operating leases. Leasing revenues net of depreciation on leases represent 35%, 41%, and 45% of total financing revenues net of depreciation on leases for fiscal 2004, 2003, and 2002, respectively.

Lease Financing

The Company primarily purchases new vehicle and industrial equipment lease contracts originated through vehicle and industrial equipment dealers. Lease contracts to be purchased are evaluated against the Company’s credit standards and, if approved, the Company purchases the lease contracts and concurrently assumes ownership of the leased vehicles or industrial equipment. The Company views its lease arrangements as financing transactions as it does not seek to re-lease the vehicles or equipment upon either default or at lease termination. The Company is responsible for contract administration and collection during the lease period. The Company uses a behavioral-based collection strategy to minimize risk of loss and employs various collection methods. The Company is permitted to take possession of vehicles or industrial equipment upon lessee default and has the right to enforce collection actions against the lessee. Upon default, the Company sells the vehicles or equipment through vehicle and industrial equipment dealers or auctions.

The Company is also responsible for the residual value of the leased asset if the lessee, vehicle dealer, or industrial equipment dealer does not purchase the asset at lease maturity. At the end of the lease term, lease customers have the option to purchase the leased asset at the contractual residual value or return the leased asset to the vehicle or industrial equipment dealer. If the leased asset is returned to the vehicle or industrial equipment dealer, the vehicle or industrial equipment dealer has the option of purchasing the leased asset or returning it to the Company. In an effort to minimize losses incurred at lease maturity, the Company has developed remarketing strategies to maximize proceeds and minimize disposition costs on used vehicles and industrial equipment sold at lease termination. The Company uses various channels to sell vehicles returned at lease maturity. Refer to the “Results of Operations — Residual Value Risk” section of the MD&A for further discussion of the Company’s remarketing activities. Industrial equipment returned by the lessee or industrial equipment dealer is sold through authorized Toyota industrial equipment dealers or wholesalers using a bidding process.

The Company may experience a higher risk of loss if customers fail to maintain required insurance coverage. The Company’s vehicle lease contracts require lessees to maintain physical damage insurance covering loss or damage to the leased vehicle in an amount not less than the full value of the vehicle. TMCC monitors ongoing insurance compliance only in vicarious liability states. Refer to the “Regulatory Environment” section of this Business section for further discussion of this issue.

Toyota Lease Trust, a Delaware business trust (the “Titling Trust”), acts as lessor and holds title to leased vehicles in specified states in connection with a lease securitization program. Lease contracts purchased by the Titling Trust from Toyota and Lexus vehicle dealers are serviced by TMCC in the same manner as contracts owned directly by the Company. The Company holds an undivided trust interest in lease contracts owned by the Titling Trust, and these lease contracts are included in the Company’s lease assets unless and until such time as the interests in the contracts are transferred in a securitization transaction. The Company does not presently have an active lease securitization program.

Retail Financing

The Company primarily purchases new and used vehicle and industrial equipment financing contracts from Toyota, Lexus and, to a lesser extent, other domestic and import franchised dealers. Financing contracts to be purchased are evaluated against the Company’s credit standards and, if approved, the Company purchases the financing contracts and acquires a security interest in the vehicle or industrial equipment that is financed under the contract. Thereafter, the Company has responsibility for contract administration and collection. The Company uses a behavioral-based collection strategy to minimize risk of loss and employs various collection methods. Upon commencement of the contracts, the Company perfects its security interests through Uniform Commercial Code (“UCC”) filings in the vehicles or industrial equipment financed and has the right to repossess the assets if customers fail to meet contractual obligations and has the right to enforce collection actions against the obligors under the contracts. Upon default, the Company sells the vehicles or industrial equipment through vehicle or industrial equipment dealers or physical auctions. Repossessed vehicles are sold through a variety of distribution channels, similar to the sale of vehicles returned at lease end. Refer to the “Results of Operations — Residual Value Risk” section of the MD&A for further discussion of the Company’s remarketing activities.

Substantially all of the Company’s retail financing receivables are non-recourse to the vehicle and industrial equipment dealers, which relieves the vehicle and industrial equipment dealers from financial responsibility in the event of repossession.

The Company may experience a higher risk of loss if customers fail to maintain required insurance coverage. The terms of the Company’s retail financing programs require customers to maintain physical damage insurance covering loss or damage to the financed vehicle or industrial equipment in an amount not less than the full value of the vehicle or equipment. TMCC currently does not monitor ongoing insurance compliance as part of its customary servicing procedures for retail accounts.

Wholesale and Other Dealer Financing

Wholesale Financing

The Company provides wholesale financing to vehicle and equipment dealers for inventories of new and used Toyota, Lexus and other vehicles and industrial equipment. The Company acquires a security interest in vehicles financed at wholesale, which the Company perfects through UCC filings, and these financings may be backed by corporate or individual guarantees from, or on behalf of, participating vehicle and industrial equipment dealers or dealer groups. In the event of vehicle or industrial equipment dealer default under a wholesale loan arrangement, the Company has the right to liquidate assets in which it has a perfected security interest and seek legal remedies pursuant to the wholesale loan agreement and any applicable guarantees.

TMCC and TMS have entered into an Amended and Restated Repurchase Agreement. This agreement states that TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of vehicle dealer default. The Company also entered into similar agreements with Toyota Material Handling, U.S.A., Inc. (“TMHU”) and other domestic and import manufacturers. TMHU is the primary distributor of Toyota lift trucks in the U.S.

Other Dealer Financing

The Company extends term loans and revolving lines of credit to vehicle and industrial equipment dealers for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and usually are guaranteed by the personal or corporate guarantees of the dealer principals or dealerships. The Company also provides financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions. These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate. The Company obtains a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover the Company’s exposure under such agreements. The Company prices the credit facilities according to the risks assumed in entering into the credit facility.

Customer Concentration

At March 31, 2004, the 25 largest aggregate outstanding vehicle and industrial equipment dealer receivables totaled $2.7 billion, or 6% of total assets. Additionally, at March 31, 2004, the Company was committed to another $1.7 billion under various funding facilities to these 25 largest vehicle and industrial equipment dealers or dealer groups, which, if entirely funded, would represent an additional 4% of total assets. All of these receivables were current as of March 31, 2004. Adverse changes in the business or financial condition of a vehicle or industrial equipment dealer or dealer group to whom the Company has extended a substantial amount of financing or commitments, in particular when the financing is unsecured or not secured by realizable assets, could result in a material adverse effect on the Company’s financial condition and results of operations.

INSURANCE OPERATIONS

Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly owned subsidiary of TMCC, conducts an insurance agency brokerage business in the U.S. The principal activities of TMIS and its wholly owned insurance company subsidiaries include marketing, underwriting, and claims administration related to covering certain risks of Toyota, Lexus, and other domestic and import franchise dealers and their customers. The primary business of TMIS consists of issuing vehicle service agreements (“VSA”) and guaranteed auto protection agreements sold to customers by or through Toyota and Lexus vehicle dealers, and certain other domestic or import vehicle dealers. TMIS also provides coverage and related administrative services to certain affiliates of the Company.

Substantially all of the business conducted by TMIS is tied to the sale of vehicles by related Toyota and Lexus vehicle dealers and certain other domestic or import vehicle dealers in the U.S. In addition, TMIS obtains a significant amount of VSA business through providing limited warranty coverage to TMS on certain pre-owned vehicles. Changes in the volume of vehicle sales, changes in vehicle dealers’ utilization of programs offered by TMIS, or changes in the level of coverage purchased by TMS, could materially impact the level of TMIS operations. Income before provision for income taxes from insurance operations contributed 9%, 21%, and 16% to total income before provision for income taxes for the years ended March 31, 2004, 2003, and 2002, respectively.

RELATIONSHIPS WITH AFFILIATES

The Company’s business is substantially dependent upon the sale of Toyota and Lexus vehicles and its ability to offer competitive financing in the U.S. TMS is the primary distributor of Toyota and Lexus vehicles in the U.S. Automobiles and light trucks sold by TMS during fiscal 2004 totaled 1.9 million units. For the years ended March 31, 2004, 2003, and 2002, Toyota and Lexus vehicles accounted for approximately 11.4%, 10.4%, and 9.8%, respectively, of all retail automobile and light truck unit sales volume in the U.S.

Certain lease and retail financing programs offered by the Company on vehicles and industrial equipment are subsidized by affiliates of the Company or other entities. TMS sponsors special rate retail financing and lease programs on certain new and used Toyota and Lexus vehicles that result in reduced monthly payments to qualified retail and lease customers. Reduced monthly payments on certain Toyota industrial equipment to qualified lease and retail financing customers are subsidized by various affiliates or other entities.

Support amounts received in connection with these programs typically approximate the amounts required by TMCC to maintain yields at a level consistent with standard program levels. The level of sponsored program activity varies based on the Company’s and its affiliates’ marketing strategies, economic conditions, and level of vehicle sales. Support amounts received are earned over expected retail receivable and lease contract terms. Revenues earned vary based on the mix of Toyota and Lexus vehicles, timing of programs and the level of support provided.

TMCC and TMS are parties to a shared services agreement (“Shared Services Agreement”). The Shared Services Agreement covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided by each entity to the other. Refer to the “Results of Operations — Operating and Administrative Expenses” section of the MD&A for a discussion of charges incurred under this agreement.

To support funding efforts, credit support agreements were established between the Company and TFSC and TFSC and TMC. These agreements are further discussed in the “Liquidity and Capital Resources” section of the MD&A, Note 14-Related Party Transactions of the Notes to Consolidated Financial Statements, and Item 13. Certain Relationships and Related Transactions.

COMPETITION

The Company operates in a highly competitive environment and competes with other financial institutions including national and regional commercial banks, savings and loan associations, credit unions, finance companies and, to a lesser extent, other automobile manufacturer’s affiliated finance companies, for retail financing and leasing. The Company competes with national and regional commercial banks and other automobile manufacturer’s affiliated finance companies for wholesale financing and other dealer financing. No single competitor is dominant in the industry. The Company competes primarily through service quality, its relationship with TMS, and financing rates. The Company seeks to provide exceptional customer service and competitive financing programs to its vehicle and industrial equipment dealers and their customers. The Company’s relationship with TMS is an advantage in providing Toyota and Lexus financing for purchases or leases of Toyota and Lexus vehicles.

Competition for the principal products and services provided through the insurance operations is primarily from national and regional independent service contract providers. The Company competes primarily through service quality, its relationship with TMS and pricing. The Company seeks to offer its vehicle dealers competitively priced products and excellent customer service. The Company’s relationship with TMS provides an advantage in selling its products and services.

REGULATORY ENVIRONMENT

The finance and insurance operations of the Company are regulated under both federal and state law for its U.S. operations and applicable foreign country laws for its non-U.S. operations. The Company is governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth-in Lending Act, the Fair Credit Reporting Act and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act. With respect to the Company’s U.S. operations, a majority of states (including the Commonwealth of Puerto Rico) have enacted legislation establishing licensing requirements to conduct retail and other finance and insurance activities. Most states also impose limits on the maximum rate of finance charges. In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on the Company’s operations in these states if the Company were unable to pass on increased interest costs to its customers. State laws also impose requirements and restrictions on the Company with respect to, among other matters, required credit application and finance and lease disclosures, late and other fees and charges, the right to repossess a vehicle for failure to pay or other defaults under the finance or lease contract, other rights and remedies the Company may exercise in the event of a default under the finance or lease contract, privacy matters and other consumer protection matters. In addition, state laws differ as to whether anyone suffering injury to person or property involving a leased vehicle may bring an action against the owner of the vehicle merely by virtue of that ownership. To the extent that applicable state law permits such an action, the Company may be subject to liability to such an injured party. However, the laws of most states either do not permit such suits or limit the lessor’s liability to the amount of any liability insurance that the lessee was required under applicable law to maintain (or, in some states, the lessor was permitted to maintain), but failed to maintain. The Company’s lease contracts in the U.S. contain provisions requiring the lessees to maintain levels of insurance satisfying applicable state law, and the Company maintains certain levels of contingent liability insurance for protection from catastrophic claims. TMCC monitors ongoing lease insurance compliance only in certain vicarious liability states and not all states. The Company encounters higher risk of loss if the customers fail to maintain the required insurance coverage. The Company is also subject to similar laws and regulations in the foreign countries in which it conducts its financing operations.

The Company’s insurance operations are subject to state insurance regulations and licensing requirements. State laws vary with respect to which products are regulated and what types of corporate licenses are required to offer certain products and services. Insurance company subsidiaries must be appropriately licensed in certain states in which they conduct business and must maintain minimum capital requirements as determined by their state of domicile. Failure to comply with these state requirements could have an adverse effect on insurance operations in a particular state. The Company actively monitors applicable laws and regulations in each state in order to maintain compliance.

The Company continually reviews its operations for compliance with applicable laws. Future administrative rulings, judicial decisions, and legislation may require modification of the Company’s business practices and documentation.

As a registrant with the SEC under the Securities Act of 1933, as amended, the Company is subject to federal securities laws and regulations including, but not limited to, the Sarbanes-Oxley Act of 2002. The Company is also subject to similar laws and regulations in the foreign countries in which it obtains debt funding. The Company maintains policies and procedures to ensure compliance with applicable laws and regulations.

EMPLOYEE RELATIONS

At April 30, 2004, the Company had approximately 2,800 full-time employees, an increase of 100 employees over the prior year. The Company considers its employee relations to be satisfactory. The Company is not subject to any collective bargaining agreements with its employees.

ITEM 2. PROPERTIES

The Company relocated its finance and insurance headquarters operations to a new location within the TMS headquarters complex in Torrance, California, in fiscal year 2004.

During fiscal 2003, the Company completed the physical restructuring of its field operations in the U.S. The field operations for both finance and insurance are now located in three regional customer service centers (“CSC”), three regional management offices and 30 dealer sales and service offices (“DSSO”) in cities throughout the U.S. Two of the DSSOs share premises with the regional customer services centers. All three of the regional management offices share premises with DSSO offices. The Central region CSC is located in Cedar Rapids, Iowa, and is leased from TMS. The Western region CSC is located in Chandler, Arizona. The Eastern region CSC is located in Owings Mills, Maryland. The Company also has offices in the Commonwealth of Puerto Rico, Venezuela and Mexico. All premises are occupied under lease. As discussed in Item 1. “Business – General — Geographic Distribution of Operations”, in April 2004, the Mexico and Venezuela operations were transferred to TFSA.

The Company believes that its properties are suitable to meet the requirements of its business.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company’s business operations, policies and practices. Certain of these actions are similar to suits which have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The Company establishes reserves for legal claims when costs arising from such claims become probable and reasonably estimable. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. However, based on information currently available, the advice of counsel and established reserves, management believes that any ultimate liability resulting therefrom should not have a material adverse effect on the Company’s consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company’s expectations and beliefs concerning future events. The Company cautions that its discussion of legal proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company’s evaluation of the possible liability from existing litigation.

Fair Lending Class Actions

An alleged class action in federal court in California, Baltimore v. Toyota Motor Credit Corporation, claims that the Company’s pricing practices discriminate against African-Americans. Two additional cases pending in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit Corporation), contain similar allegations claiming discrimination against minorities. Litigation is subject to many uncertainties and the outcome is not predictable. It is possible that the matters described above could be decided unfavorably to the Company. Although the amount of liability as of the date of this filing with respect to these matters cannot be ascertained, management believes that any resulting liability should not materially affect the Company’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TMCC is a wholly owned subsidiary of TFSA and, accordingly, all shares of the Company’s stock are owned by TFSA. There is no market for TMCC’s stock.

Dividends are declared and paid by the Company as determined by its Board of Directors. During fiscal 2004 and 2003, no dividends were declared or paid. During fiscal 2002, the Company’s Board of Directors declared and paid a cash dividend of $4 million to TFSA. No dividends had previously been declared or paid. The Company expects to pay periodic dividends to its shareholder in the future.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended March 31,			Six Months Ended March 31,	Year Ended September 30,
	2004	2003	2002	2001 [1]	2000	1999
	(Dollars in millions)
INCOME STATEMENT DATA [2]
Financing Revenues:
Leasing	$2,341	$2,398	$2,379	$1,240	$2,402	$2,377
Retail financing	1,241	1,136	917	390	768	645
Wholesale and other dealer financing	187	172	186	124	182	123

Total financing revenues	3,769	3,706	3,482	1,754	3,352	3,145
Depreciation on leases	1,561	1,502	1,480	747	1,440	1,644
Interest expense	579	1,167	992	749	1,289	940

Net financing revenues	1,629	1,037	1,010	258	623	561
Insurance premiums earned and
contract revenues	189	168	155	68	138	122
Investment and other income	205	203	105	105	25	69

Net financing revenues
and other revenues	2,023	1,408	1,270	431	786	752

Expenses:
Operating and administrative	580	540	529	236	400	376
Provision for credit losses	351	604	263	89	135	83
Insurance losses and loss adjustment expenses	98	87	76	35	81	63

Total expenses	1,029	1,231	868	360	616	522

Income before equity in net loss of
subsidiary, provision for income
taxes and cumulative effect of
change in accounting principle	994	177	402	71	170	230
Equity in net loss of subsidiary	--	--	--	--	(1)	--
Provision for income taxes	393	67	159	27	65	98

Income before cumulative effect of	601	110	243	44	104	132
change in accounting principle
Cumulative effect of change in
accounting principle, net of tax
benefits	--	--	--	(2)	--	--

Net Income	$601	$110	$243	$42	$104	$132

1	In June 2000, the Executive Committee of the Board of Directors of the Company approved a change in the Company’s fiscal year-end from September 30 to March 31. This change resulted in a six-month transition period from October 1, 2000 through March 31, 2001.

2	Certain prior period amounts have been reclassified to conform to the current period presentation. These include the reclassification of the derivative fair value adjustment into interest expense in the income statement data, made in response to recent SEC public announcements related to the income statement presentation of certain derivative activities. The reclassification had no impact on net financing revenues and other revenues or net income.

	March 31,				September 30,
	2004	2003	2002	2001	2000	1999
	(Dollars in millions)
BALANCE SHEET DATA [1]
Finance receivables, net	$32,460	$26,477	$23,477	$19,216	$18,168	$13,856
Investments in operating leases, net	$7,685	$8,017	$7,631	$7,409	$7,964	$8,605
Total assets	$44,854	$39,221	$34,151	$29,088	$28,036	$24,578
Notes and loans payable	$36,822	$32,099	$27,026	$22,194	$21,098	$18,565
Capital stock	$915	$915	$915	$915	$915	$915
Retained earnings [2]	$2,531	$1,930	$1,820	$1,581	$1,539	$1,435
Total shareholder's equity	$3,491	$2,863	$2,751	$2,514	$2,473	$2,365

1	Certain prior period amounts have been reclassified to conform to the current period presentation.

2	During fiscal 2002, the Company’s Board of Directors declared and paid a cash dividend of $4 million to TFSA. No dividends were declared or paid in any other period presented.

	As of/for the
	Year Ended March 31,			Six Months Ended March 31,	Year Ended September 30,
	2004	2003	2002	2001	2000	1999
	(Dollars in millions)
KEY FINANCIAL DATA [1]
Ratio of earnings to fixed charges	2.70	1.15	1.40	1.09	1.13	1.24
Debt to equity	10.55	11.21	9.82	8.83	8.53	7.85
Return on assets [2]	1.43%	0.30%	0.77%	0.29%	0.40%	0.55%
Allowance for credit losses as a
percentage of gross earning ass	1.28%	1.32%	0.87%	0.80%	0.82%	0.84%
Net credit losses as a percentage of
average earning assets [2]	0.73%	1.11%	0.62%	0.49%	0.40%	0.40%
Over-60 day delinquencies as a
percentage of gross earning ass	0.34%	0.57%	0.71%	0.26%	0.25%	0.17%

1	Certain prior period amounts have been reclassified to conform to the current period presentation. These include the reclassification of the derivative fair value adjustment into interest expense in the income statement data, made in response to recent SEC public announcements related to the income statement presentation of certain derivative activities. The reclassification had no impact on net financing revenues and other revenues or net income.

2	Ratio for the six months ended March 31, 2001 has been annualized using six-month results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Toyota Motor Credit Corporation (“TMCC”) and its consolidated subsidiaries, collectively referred to herein as the “Company”, is wholly owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation which is a wholly owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation.

The Company generates revenue, income, and cash flows by providing retail financing, leasing, wholesale financing, and certain other financial products and services to vehicle and industrial equipment dealers and their customers. The Company also generates revenue through marketing, underwriting, and administering claims related to covering certain risks of vehicle dealers and their customers. The Company supports growth in earning assets through funding obtained in the capital markets as well as funds provided by investing and operating activities.

The Company’s financial results are affected by a variety of economic and industry factors primarily in the U.S, including but not limited to, new and used vehicle markets, consumer behavior, new vehicle incentives, employment growth, and interest rates. Changes in these factors can influence the demand for new and used vehicles, the frequency and severity of credit losses, the realizability of residual values on the Company’s leased assets, and the Company’s gross margins on new contract volume. Additionally, the Company’s funding programs and related costs are influenced by changes in the capital markets and prevailing interest rates, which may affect the Company’s ability to obtain cost effective funding to support asset growth.

The Company measures the performance of its financing operations on the basis of new volume and market share of financing Toyota and Lexus vehicle sales, return on assets, financial leverage and operating efficiency. The Company measures the performance of its insurance operations on the basis of agreement volume, the number of agreements in force, and loss ratio.

The Company’s primary competitors are other financial institutions including national and regional commercial banks, savings and loan associations, credit unions, finance companies and, to a lesser extent, other automobile manufacturers’ affiliated finance companies that actively seek to purchase retail consumer contracts through Toyota and Lexus independent dealerships (“dealerships”). During fiscal 2004, the Company experienced increased competition in the U.S. automotive sector. To compete effectively in this sector, the Company seeks to provide exceptional customer service to its vehicle and industrial equipment dealers and their customers. To facilitate this goal, the Company focuses its DSSO network and resources on encouraging the dealerships to improve the quality of service provided by their finance and insurance representatives, and to increase customer loyalty to their dealerships and the Toyota and Lexus brands. Further, during fiscal 2004 the Company launched an initiative to develop the TFS brand, improve service delivered to its dealers, and strengthen customer loyalty.

Fiscal 2004 Operating Summary

The Company reported net income of $601 million during fiscal 2004, compared with net income of $110 million in fiscal 2003. Fiscal 2004 financial results were influenced by a number of factors including volume growth, improvements in customer delinquencies and related credit losses, and reduced funding costs, including a positive adjustment to the fair value of the Company’s derivative instruments, resulting from the low interest rate environment. During fiscal 2004 the Company significantly increased its volume of new contracts purchased primarily from Toyota and Lexus vehicle dealers, from 857,000 contracts in fiscal 2003 to 949,000 contracts in fiscal 2004. Much of this growth in volume resulted from increased sales levels of Toyota and Lexus vehicles in the U.S. TMS sold 1.9 million units during fiscal 2004 compared to 1.8 million units in fiscal 2003. The Company also increased its consumer retail and lease finance market share of Toyota and Lexus vehicles, excluding fleet sales and sales of an independent distributor, by 50 basis points to 45.5%. The increase in market share was attributable to increased contract volume coupled with the continued use of TMS sponsored special financing programs offered to qualified retail customers. The combination of these factors coupled with lower securitization volume contributed to a $5.7 billion, or a 16% increase, in the Company’s earning assets to $40.1 billion. This growth in earning assets provides a key source of ongoing revenue and profitability.

Current year net financing revenues increased $592 million, or 57%, over the prior year to $1.6 billion due to the increase in earning assets partially offset by a general decline in the earnings rate, or portfolio yield, of the Company’s earning assets portfolio resulting from lower market interest rates over the last several fiscal years and the competitive environment.

The Company continued to benefit from low short-term interest rates as a portion of its funding is based upon LIBOR. Further, the recent rise in two and three-year swap rates in the past few quarters resulted in favorable mark-to-market adjustments on the Company’s derivative portfolio. The combination of these two factors contributed to a $588 million, or 50%, reduction in overall interest expense over fiscal 2003.

The Company continued to improve the operational efficiency of its customer service centers leading to a significant improvement in delinquencies and net charge-offs over fiscal 2003. Key initiatives implemented during fiscal 2004 included hiring new and experienced leadership, investing in technology and associate training, and deploying new tools to improve customer service and collections effectiveness. These efforts have resulted in continuous improvements in customer and vehicle and industrial equipment dealer satisfaction and reductions in customer delinquency and net charge-offs.

Current year financial results also reflect a $60 million, or 20%, decrease in amounts incurred to bring lease residual values in line with expected end of term market values over fiscal 2003. This decrease is primarily attributable to benefits realized from the Company’s continued efforts to incorporate the impact of lower used vehicle prices in its residual setting policies and lower losses incurred at lease termination.

Overall, the Company increased its capital position by $0.6 billion bringing total equity to $3.5 billion at March 31, 2004. The Company’s debt-to-equity position improved from 11.21 to 10.55 at March 31, 2003 and 2004, respectively. Additionally, reserves as a percentage of gross earning assets declined from 1.32% to 1.28%, reflecting the improvement in overall portfolio credit quality.

During fiscal 2004 the Company launched a multi-year initiative to replace its major legacy transaction systems. The purpose of the initiative is to implement simplified, streamlined technology solutions to improve service delivery to its customers, speed information management, and support continued profitable growth. Refer to the “Results of Operations – Operating and Administrative Expenses” section of this MD&A for further discussion regarding expected costs to be incurred under this initiative.

Business Outlook

The Company anticipates fiscal 2005 results will be influenced by the level of new vehicle retail and lease contract volume and the continued use of TMS sponsored special rate financing programs and the level of competitive pricing pressure. The Company also anticipates continued growth in wholesale market share, which may positively influence the level of vehicle financing volume. The sustainability of the Company’s financial results depends on the Company’s ability to maintain gross margin in an increasingly competitive marketplace, which may be further affected by the prospect for a rising interest rate environment. The Company is at risk for margin compression to the extent that the Company’s product pricing strategies lag behind changes in the level of market interest rates or if short-term interest rates rise above current market expectations. The Company expects operating and administrative costs to increase as a result of costs incurred under its technology initiative discussed above and general business growth, although, as a percentage of earning assets, expenses are expected to be consistent with fiscal 2004.

Management expects that the level of delinquencies and credit losses will continue to be influenced by changes in the economic factors discussed above, the used vehicle market, and benefits realized from operating initiatives implemented during the current fiscal year. Although the Company’s credit loss rates have declined from historical highs reached during fiscal 2003, they remain at elevated levels. Management remains cautiously optimistic that the recent favorable trends in credit quality will continue into fiscal 2005.

During the latter half of fiscal 2004, used vehicle prices stabilized, the risk of deflation lessened and the U.S. economy has shown overall improvement. Management’s view of the impact of these favorable trends on the used vehicle market is tempered by several observations. Employment reports have indicated a strengthening jobs market, but this is a recent turnaround following several years of rising unemployment. Although the employment picture has improved, short-term interest rates are projected to rise in the near term, and automotive energy costs have risen substantially in recent months. As a result of these trends, management remains cautious regarding the level of residual risk it underwrites.

The foregoing information may contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may include estimates, projections and statements of the Company’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Refer to the “Cautionary Statement for Purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995” section of this MD&A for a detailed discussion regarding words used to identify such statements and factors that could cause actual results to differ materially from those expressed or implied by such statements.

FINANCIAL CONDITION

Net Earning Assets

The composition of the Company's net earning assets is summarized below:

	March 31,			% Change
	2004	2003	2002	2004 to	2003 to
	(Dollars in millions)			2003	2002
Net Earning Assets [1]
Finance receivables, net
Retail finance receivables, net	$22,264	$15,808	$13,419	41%	18%
Finance leases, net	3,645	5,080	6,440	(28%)	(21%)
Wholesale and other dealer loans, net	6,551	5,589	3,618	17%	54%

Total finance receivables, net	32,460	26,477	23,477	23%	13%
Investments in operating leases, net	7,685	8,017	7,631	(4%)	5%

Net earning assets	$40,145	$34,494	$31,108	16%	11%

Average Original Contract Terms:
Leasing [2]	48 months	47 months	45 months
Retail financing [3]	58 months	57 months	57 months
Wholesale and Other Dealer Loans
Number of wholesale dealers receiving vehicle wholesale financing	980	829	692
Dealer inventory financed (units)	166,000	147,000	89,000

1	Certain prior period amounts have been reclassified to conform to current year presentation
2	Terms range from 24 months to 60 months
3	Terms range from 24 months to 72 months

      March 31, 2004 Compared to March 31, 2003

The increase in net earning assets was driven by the increased volume of retail finance receivables and wholesale and other dealer loans, partially offset by a decrease in both finance leases and investments in operating leases (collectively referred to as “lease earning assets”). The significant increase in retail finance receivables primarily resulted from the continued growth in the number of new vehicles financed under the Company’s retail financing programs. This growth was generated in large part by an increased use of TMS sponsored special rate financing programs and higher Toyota and Lexus vehicle sales levels, which increased 9%, and the historic lows in market interest rates. Also contributing to the growth in retail finance receivables during the current year period was a reduction in securitization activity when compared to the prior year, which resulted in a decrease in the amount of retail receivables sold by the Company. The Company entered into one securitization transaction totaling approximately $1.9 billion that qualified for sale accounting during fiscal 2004 as compared with three such transactions totaling approximately $4.6 billion during fiscal 2003 and two such transactions totaling approximately $3.1 billion during fiscal 2002. Lease earning assets continued to decrease due to the continued emphasis on retail financing programs. Wholesale and other dealer loans also increased primarily due to increases in the number of vehicle dealers receiving vehicle wholesale financing and the corresponding increase in the amount of dealer inventory financed by the Company. The number of vehicle dealers receiving vehicle wholesale financing increased as a result of the Company’s continued emphasis on developing dealer relationships.

Operating leases as a percentage of lease earning assets have increased during the last three fiscal years due to a Company decision to discontinue purchasing residual value insurance. Through June 2001 the Company insured residual values for all leases purchased by the Titling Trust, enabling leases acquired by the Titling Trust to be classified as finance lease receivables rather than investments in operating leases and, thus, qualify for off-balance sheet securitization. The Company’s residual value insurance purchases were discontinued effective July 2001. Additionally, the Company recently revised the estimates underlying its classification of leases. As a result, the Company expects a significant decrease in the number of vehicles that will qualify as finance leases in the future.

      March 31, 2003 Compared to March 31, 2002

The increase in net earning assets was primarily due to higher levels of both retail finance receivables and wholesale and other dealer loans, partially offset by a decrease in lease earning assets. The increase in retail finance receivables primarily resulted from the growth in the number of new vehicles financed under the Company’s retail financing programs. This growth was generated in large part by an increased use of TMS sponsored special rate financing programs and higher Toyota and Lexus vehicle sales levels. The increase in wholesale and other dealer loans was primarily due to increases in the number of vehicle dealers receiving vehicle wholesale financing and the corresponding increase in the amount of dealer inventory financed by the Company. The number of vehicle dealers receiving vehicle wholesale financing increased as a result of the Company’s continued emphasis on developing dealer relationships.

Total lease earning assets decreased primarily due to a general shift in programs sponsored by TMS from lease to retail as well as an industry-wide shift away from leasing. In addition to the overall decrease in vehicle lease earning assets, the composition of the vehicle lease portfolio has shifted toward an increased mix of operating leases relative to finance leases due to the discontinuation of purchasing residual value insurance effective July 2001 discussed above.

Contract Volume

The composition of the Company’s contract volume and market share is summarized below:

	Years Ended March 31,			% Change
	2004	2003	2002	2004 to	2003 to
	(Dollars in millions)			2003	2002
Contract Volume:

New vehicle retail contracts	593,000	476,000	419,000	25%	14%
Used vehicle retail contracts	238,000	214,000	224,000	11%	(4%)

Total vehicle retail contract volume	831,000	690,000	643,000	20%	7%
New vehicle leases	116,000	164,000	187,000	(29%)	(12%)
Used vehicle leases	2,000	3,000	5,000	(33%)	(40%)

Total vehicle lease contract volume	118,000	167,000	192,000	(29%)	(13%)

Total contract volume	949,000	857,000	835,000	11%	3%

TMS sponsored contract volume (included in the above table):
New vehicle retail contracts	263,000	198,000	149,000	33%	33%
Used vehicle retail contracts	45,000	32,000	24,000	41%	33%
New vehicle leases	34,000	43,000	33,000	(21%)	30%

Total	342,000	273,000	206,000	25%	33%

TMS sponsorship rates [1]:
Vehicle retail	37%	33%	27%
Vehicle lease	29%	26%	17%
Market share [2]:
Vehicle retail contracts	37.9%	33.3%	29.9%
Vehicle leases	7.6%	11.7%	13.4%

Total	45.5%	45.0%	43.3%

1	TMS sponsorship rates represent sponsored new and used contract volume as a percentage of total contract volume for vehicle retail contracts and vehicle lease contracts.

2	Market share represents the percentage of total TMS sales of new Toyota and Lexus vehicles financed by TMCC. Total TMS sales excludes fleet sales, sales of the Mexico and Venezuela distributors, and a U.S. private Toyota distributor.

      Fiscal 2004 Compared to Fiscal 2003

Total contract volume increased due to the combined effects of higher Toyota and Lexus vehicle sales, incremental volume from the increased number of wholesale dealers serviced by TMCC, and continued use of TMS sponsored special rate financing programs. Used vehicle retail contract volume increased when compared with the prior year primarily due to increased TMS retail sponsored special rate financing programs for certain used Toyota and Lexus vehicle contracts. In contrast, total vehicle lease contract volume decreased for the year ended March 31, 2004 when compared with the prior year due to the continued emphasis on retail financing programs.

      Fiscal 2003 Compared to Fiscal 2002

Total contract volume increased modestly when compared with the prior year. However, the mix of retail contract volume and lease contract volume changed significantly. New vehicle retail contract volume increased, reflecting the continued use of incentives on new vehicle contracts and increases in TMS sponsored special rate financing programs. Used vehicle retail contract volume decreased as the increased use of incentives on new vehicle contracts reduced the demand for financing related to used vehicles contracts. Total vehicle lease contract volume decreased for the year ended March 31, 2003 when compared to the prior year due to the continued emphasis on retail financing programs.

RESULTS OF OPERATIONS

Total Financing Revenues

	Years Ended March 31,			% Change
	2004	2003	2002	2004 to	2003 to
	(Dollars in millions)			2003	2002
Financing Revenues:
Leasing	$2,341	$2,398	$2,379	(2%)	1%
Retail financing	1,241	1,136	917	9%	24%
Wholesale and other dealer financing	187	172	186	9%	(8%)

Total financing revenues	$3,769	$3,706	$3,482	2%	6%

Overall portfolio yield	6.49%	7.49%	8.24%

      Fiscal 2004 Compared to Fiscal 2003

Total financing revenues increased due to retail financing and wholesale and other dealer financing revenue increases, offset by a decline in leasing revenues. Leasing revenues declined due to reductions in vehicle lease earning assets and in lease portfolio yield. Retail financing revenues increased as a result of the continued growth in vehicle retail finance receivables, partially offset by reductions in retail financing portfolio yield. The declines in lease and retail portfolio yields are due to the declines in market interest rates and the level of competitive pricing pressure. Wholesale and other dealer financing revenues increased due to increases in the related receivables, partially offset by a reduction in wholesale and other dealer financing portfolio yield. The decrease in wholesale and other dealer portfolio yield reflects general decreases in short term interest rates. The changes in leasing and retail financing revenues are consistent with the continued emphasis by the Company and TMS on special retail financing programs. Refer to the “Financial Condition – Net Earning Assets and Contract Volume” sections of this MD&A for further discussion regarding earning asset changes.

      Fiscal 2003 Compared to Fiscal 2002

Total financing revenues increased due to the combined effect of higher leasing and retail financing revenues, partially offset by lower wholesale and other dealer financing revenues. Leasing revenues increased due to growth in vehicle lease earning assets, partially offset by a reduction in overall portfolio yield. Retail financing revenues increased as a result of the continued growth in vehicle retail finance receivables, partially offset by a reduction in overall portfolio yield. Wholesale and other dealer financing revenues decreased as the incremental revenue from growth in the related receivables was more than offset by lower portfolio yield.

Residual Value Risk

The Company is exposed to risk of loss on the disposition of end of term leased vehicles and industrial equipment to the extent that sales proceeds are not sufficient to cover the carrying value of the leased asset at lease termination. Substantially all of the Company’s residual value risk relates to its vehicle lease portfolio. To date, the Company has not incurred material losses related to declines in contractual residual values on its industrial equipment portfolios.

Management periodically reviews the estimated realizable value of leased assets to assess the appropriateness of the carrying value of the lease residuals. For operating leases, the impact of estimated declines in contractual residual values is included in depreciation expense in the Consolidated Statement of Income and is discussed in the “Results of Operations – Depreciation on Operating Leases” section of this MD&A. For direct financing leases, the impact of estimated declines in contractual residual values reduces lease financing revenues in the Consolidated Statement of Income and is discussed in the “Results of Operations – Total Financing Revenues” section of this MD&A.

Factors Affecting Exposure to Residual Value Risk

The primary factors affecting the Company’s exposure to residual value risk are the levels at which contractual residual values are established at lease inception, end of term market values, and their effects on vehicle lease return rates and loss severity. The evaluation of these factors involves significant assumptions, complex analysis, and management judgment. Refer to the “Critical Accounting Estimates” section of this MD&A for further discussion of the estimates involved in the determination of residual values.

      Contractual Residual Values at Lease Inception

The contractual residual value established at lease inception represents an estimate of the end of term market value of a leased vehicle. Contractual residual values are determined at lease inception by examining external industry data and the Company’s own historical residual experience. Factors considered in this evaluation include expected economic conditions, historical trends, and market information on new and used vehicle sales.

      End of Term Market Values

To the extent the estimated end of term market value of a leased vehicle is less than the contractual residual value established at lease inception, the residual value of the leased vehicle is adjusted downward over time so that the carrying value at lease end will approximate the estimated end of term market value. Factors considered in this assessment include, but are not limited to, new vehicle incentive programs, new vehicle pricing, used vehicle values, the mix of used vehicle supply, and economic conditions.

      Vehicle Lease Return Rate

The vehicle lease return rate represents end of term leased vehicles returned to the Company for sale as a percentage of lease contracts that were originally scheduled to mature in the same period. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to the Company. A higher rate of vehicle returns exposes the Company to greater risk of loss at lease termination.

      Loss Severity

Loss severity is the extent to which the end of term market value of a lease is less than its carrying value at lease end. Although the Company makes every effort to establish accurate contractual residual values at lease inception and adjusts the residual value downward throughout the life of the lease as conditions warrant, the Company may still incur losses to the extent the end of term market value of a lease is less than its carrying value at lease end.

Vehicle Remarketing

At the end of the lease contract, lease customers have the option to purchase the vehicle at the contractual residual value or return the vehicle to the vehicle dealer. If the vehicle is returned to the vehicle dealer, the vehicle dealer has the option of purchasing the vehicle or returning it to the Company. The Company has developed remarketing strategies to maximize proceeds and minimize disposition costs on used vehicles sold at lease termination. The Company uses various channels to sell vehicles returned at lease end, including the following:

      Dealer Direct

The Company introduced the Dealer Direct program (“Dealer Direct”) in July 2003. The goal of Dealer Direct is to increase vehicle dealer purchases of off-lease vehicles thereby reducing the disposition costs of such vehicles. Through Dealer Direct, the vehicle dealer accepting the lease return (the “grounding vehicle dealer”) has the option to purchase the vehicle at the contractual residual value, purchase the vehicle at an assessed market value, or return the vehicle to the Company. During fiscal 2004, 13% of returned vehicles were sold to the grounding vehicle dealer. Vehicles not purchased by the grounding vehicle dealer are made available to all Toyota and Lexus vehicle dealers through the Dealer Direct online auction. During fiscal 2004, 7% of returned vehicles were sold through the Dealer Direct online auction to franchise vehicle dealers. The Dealer Direct online auction reduces disposition costs associated with sales through auction sites. The average holding period of a vehicle sold through Dealer Direct was approximately seven days, as compared to approximately thirty days for vehicles sold through other means. Management expects the total percentage of returned vehicles sold through the Dealer Direct program to continue to increase during the next fiscal year.

      Auction

Vehicles not purchased through the Dealer Direct program are sold through fourteen vehicle auction sites throughout the country. During fiscal 2004, approximately 80% of returned vehicles were sold through auction. During fiscal 2003, substantially all returned vehicles were sold through auction. Where necessary, the Company reconditions used vehicles prior to sale in order to enhance the values of the vehicles at auction. Additionally, the Company redistributes vehicles geographically should certain model concentrations potentially affect sales prices at auction.

The following table summarizes the Company’s scheduled maturities and related vehicle lease return rates by period:

	Years Ended March 31,
	2004	2003	2002
	(Dollars in millions)

Scheduled maturities (units)	185,000	211,000	279,000
Vehicle lease return rates [1]	49%	50%	55%

1	The vehicle lease return rate represents end of term leased vehicles returned to the Company for sale as a percentage of lease contracts that were originally scheduled to mature in the same period.

      Fiscal 2004 Compared to Fiscal 2003

The decrease in scheduled maturities resulted from lower levels of lease originations in prior years due to the Company’s emphasis on retail financing programs. The decrease in vehicle lease return rates resulted from a shift from shorter-term lease contracts to longer-term lease contracts and a narrowing spread between contractual residual values and end of lease market values, as well as a decrease in lease maturities. Longer term lease contracts have a higher customer purchase rate resulting in a lower return rate. A decrease in lease maturities affects return rate in that a lower market supply of certain makes of used vehicles generally results in a higher relative level of demand for used cars, which provides an incentive for lessees and vehicle dealers to purchase lease vehicles at the end of lease term.

      Fiscal 2003 Compared to Fiscal 2002

The decrease in scheduled maturities resulted from lower levels of lease originations in prior years due to the Company’s emphasis on retail financing programs. The decrease in vehicle lease return rates resulted primarily from a narrowing spread between contractual residual values and end of lease market values, as well as a decrease in lease maturities.

Refer to the “Results of Operations – Depreciation on Operating Leases” section of this MD&A for further discussion of the impact of return rates on depreciation expense.

Depreciation on Operating Leases

The following table sets forth the items included in the Company’s depreciation on operating leases:

	Years Ended March 31,			% Change
	2004	2003	2002	2004 to	2003 to
	(Dollars in millions)			2003	2002

Contractual depreciation	$1,410	$1,318	$1,199	7%	10%
Incremental depreciation	151	184	281	(18%)	(35%)

Total depreciation on leases	$1,561	$1,502	$1,480	4%	1%

Average operating lease units
outstanding	311,000	317,000	322,000
Average capitalized cost per vehicle	$32,132	$30,499	$30,096
Average residual values per vehicle	$15,583	$15,130	$15,551
Average depreciable basis percentage	51.5%	50.4%	48.3%

The Company records depreciation expense on the portion of its lease portfolio classified as operating leases. Contractual depreciation expense is recorded over the original contract life and is based upon the depreciable basis of the leased vehicle (“depreciable basis”). Depreciable basis is the difference between a leased vehicle’s original book value (“capitalized cost”) and its contractual residual value established at lease inception. Incremental depreciation expense is recorded on a straight-line basis over the remaining life of the lease when the end of term market value is estimated to be less than the contractual residual value. Refer to the “Results of Operations – Residual Value Risk” section of this MD&A for a discussion regarding the Company’s exposure to residual value risk on its lease portfolio. Refer to the “Critical Accounting Estimates” section of this MD&A for a further discussion of the estimates involved in the determination of residual values.

      Fiscal 2004 Compared to Fiscal 2003

Higher total depreciation expense on operating leases resulted from an increase in contractual depreciation, partially offset by a decrease in incremental depreciation expense. Higher contractual depreciation expense resulted from an increase in the average depreciable basis. The decline in incremental depreciation expense resulted primarily from the Company’s continued efforts to reflect the impact of lower used vehicle prices into its process of establishing contractual residual values and from lower losses incurred at lease termination. The lower losses incurred at lease termination were attributable to a reduction in the number of leased vehicles returned at maturity and sold at auction. In prior periods, the Company recorded incremental depreciation expense in response to declines in used vehicle prices. Incremental depreciation is taken to bring contractual residual values in line with expected end of term market values. Concurrently, the Company continued to adjust contractual residual values on new lease volume. These adjustments have contributed to the increase in contractual depreciation and the corresponding decrease in incremental depreciation expense.

      Fiscal 2003 Compared to Fiscal 2002

Higher total depreciation expense on operating leases resulted from an increase in contractual depreciation, partially offset by a decrease in incremental depreciation expense. Higher contractual depreciation expense resulted from an overall increase in the average depreciable basis. The decrease in incremental depreciation expense primarily resulted from a decline in the number of outstanding lease vehicles in the Company’s portfolio as well as adjustments to contractual residual values at lease inception in response to expected lower end-of-term market values. This decrease was partially offset by an increase in average losses per vehicle sold during the year on units returned at maturity.

Outlook

During the latter half of fiscal 2004, used vehicle prices stabilized, the risk of deflation lessened and the U.S. economy has shown overall improvement. Management’s view of the impact of these favorable trends on the used vehicle market is tempered by several observations. Employment reports have indicated a strengthening jobs market, but this is a recent turnaround following several years of rising unemployment. Although the employment picture has improved, short-term interest rates are projected to rise in the near term, and automotive energy costs have risen substantially in recent months. As a result of these trends, management remains cautious regarding the level of residual risk it underwrites.

Credit Risk

The Company is exposed to credit risk on its vehicle and industrial equipment portfolios. Credit risk is the risk of loss arising from a failure by the customer to meet the terms of any contract with the Company or otherwise fail to perform as agreed. The Company’s level of credit risk is influenced primarily by two factors: the total number of contracts that default (“frequency of occurrence”) and loss per occurrence (“loss severity”), which in turn are influenced by various economic factors, the used vehicle market, contract term length, purchase quality mix, and organizational and operational changes (as discussed below). Most of the Company’s credit losses are related to its retail finance receivables and lease earning assets. The Company is exposed to credit losses on its wholesale and other dealer loans portfolio, but default rates for those receivables have been substantially lower than those for retail finance receivables and lease earning assets. To date, the Company has not incurred material credit losses on its wholesale and other dealer loans portfolio. The following factors relate to the Company’s retail finance receivables and lease earning assets.

Factors Affecting Credit Risk

      Economic Factors

General economic conditions such as unemployment rates, bankruptcy rates, consumer debt levels, consumer credit performance, interest rates, and inflation can influence both the frequency of occurrence and loss severity.

      Used Vehicle Market

Changes in used vehicle prices directly affect the proceeds from sales of repossessed vehicles and, accordingly, the level of loss severity experienced by the Company. The supply of and demand for used vehicles, interest rates, inflation, the level of manufacturer incentives on new vehicles and general economic outlook are some of the factors affecting the used vehicle market.

      Contract Term Length

The average original contract term of retail and lease vehicle contracts influences credit losses. Longer term contracts (those having original terms of 48, 60 or 72 months) generally experience a higher rate of default and thus affect the frequency of occurrence and loss severity.

      Purchase Quality Mix

A change in the mix of contracts purchased at various risk levels may potentially increase the amount of credit risk the Company assumes. An increase in the number of contracts purchased with lower Fair Isaac Credit Organization (“FICO”) scores (numeric scores that establish a consumer’s creditworthiness based on present financial condition, experience and past credit history) can increase the amount of credit risk. Conversely, an increase in the number of contracts with higher FICO scores purchased can lower credit risk. An increase in the mix of contracts with lower FICO scores can also increase operating risk unless appropriate controls and procedures are established. The Company strives to maintain a consistent mix of contracts purchased with various levels of FICO scores and to price such contracts according to their risk in order to achieve a reasonable return on investment.

      Organizational and Operational Changes

Organizational changes such as the field restructuring completed in fiscal 2003 and operational changes such as the planned implementation of new information and transaction systems are designed to have a positive effect on the Company’s operations, including the level of credit risk, through the implementation of processes and tools that create greater operational efficiency and effectiveness. However, such changes have the potential to adversely affect delinquencies and credit losses by disrupting the Company’s normal operations during the organizational or operational change process.

Allowance for Credit Losses and Credit Loss Experience

The Company maintains an allowance for credit losses to cover probable losses resulting from the non-performance of its customers. The determination of the allowance involves significant assumptions, complex analysis, and management judgment. Refer to the “Critical Accounting Estimates” section of this MD&A for further discussion of the estimates involved in determining the allowance. The following tables provide information related to the Company’s allowance for credit losses and credit loss experience:

	Years Ended March 31,			% Change
	2004	2003	2002	2004 to	2003 to
	(Dollars in millions)			2003	2002

Allowance for credit losses at beginning of period	$462	$273	$214	69%	28%
Provision for credit losses	351	604	263	(42%)	130%
Charge-offs	(335)	(405)	(200)	(17%)	103%
Recoveries	59	35	20	69%	75%
Adjustments related to securitization activity	(17)	(45)	(24)	(62%)	88%

Allowance for credit losses at end of period	$520	$462	$273	13%	69%

	March 31,
	2004	2003	2002
	(Dollars in millions)

Net credit losses as a percentage of average
earning assets	0.73%	1.11%	0.62%
Aggregate balances 60 or more days past due	$138	$198	$224
Over-60 day delinquencies as a percentage of gross earning assets	0.34%	0.57%	0.71%
Allowance for credit losses as a percentage of gross earning assets	1.28%	1.32%	0.87%

      Fiscal 2004 Compared to Fiscal 2003

Reductions in the provision for credit losses and total charge-offs, net of recoveries, as well as in the allowance for credit losses as a percentage of gross earning assets, reflect decreases in both frequency of occurrence and loss severity. This improvement in both the frequency and severity of credit losses during fiscal 2004 resulted, in large part, from several operational initiatives implemented during the fiscal year. These initiatives included the implementation of new tools and technology to measure and monitor performance, the strategic outsourcing of certain functions, the development of enhanced training for CSC field associates, and technology initiatives and strategies that enhanced collections productivity.

Overall loss severity was also positively influenced by a stabilization of used vehicle prices, as evidenced by the increase in the Manheim Used Vehicle Value Index, a statistical index based on historical auction sales data, which moved from approximately 103 (as a percentage of January 1995 used car prices) at March 2003 to approximately 107 at March 2004. Continued improvement in loss severity is uncertain as the trend toward improvement in used vehicle prices is fairly recent and follows a multi-year decline. Improvements in both the unemployment levels and consumer confidence also positively influenced the Company’s delinquency experience in the current year.

While the factors discussed above contributed to overall improvements in delinquency and credit loss experience during fiscal 2004, the Company’s results continue to be influenced by the trend toward longer-term contracts. The average original retail and lease contract terms on contracts purchased increased from 54.8 months in fiscal 2003 to 56.2 months in fiscal 2004. Additionally, while the employment outlook and consumer confidence have improved, consumer debt and personal bankruptcies were at record levels during fiscal 2004. As such, there remains concern for the future rate of economic recovery and its influence on the Company’s results.

      Fiscal 2003 Compared to Fiscal 2002

The increases in the provision for credit losses and total charge-offs, net of recoveries, as well as the increase in the allowance for credit losses as a percentage of gross earning assets reflect increases in both frequency of occurrence and loss severity.

The Company experienced historically high delinquency and charge-off rates during fiscal 2003 as the restructuring of the field organization completed during this period disrupted normal collection activities. Additionally, the combination of continued economic weakness, the effects of changes in purchase quality mix, continued declines in used vehicle prices during fiscal 2003 and increases in the average original contract term of purchased retail and lease contracts negatively impacted the frequency and severity of losses incurred by the Company. During fiscal 2003, the Manheim Used Vehicle Value Index declined from approximately 115 at March 2002 to approximately 103 at March 2003. The average original retail and lease contract terms on purchased contracts increased from 54.4 months in fiscal 2002 to 54.8 months in fiscal 2003.

Outlook

Management expects that the level of delinquencies and credit losses will continue to be influenced by changes in the economic factors discussed above, the used vehicle market, and benefits realized from operating initiatives implemented during the current fiscal year. Although the Company’s credit loss rates have declined from historical highs reached during fiscal 2003, they remain at elevated levels. Management remains cautiously optimistic that the recent favorable trends in credit quality will continue into fiscal 2005.

Use of Derivative Instruments

The Company manages its exposure to market risks such as interest rate and foreign exchange risks with derivative instruments. These instruments include interest rate swaps, cross currency interest rate swaps, and purchased interest rate caps. Market risks are discussed further in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”. The Company’s use of derivatives is limited to the reduction of the economic exposure inherent in otherwise unhedged positions. The Company is not a derivatives dealer and does not enter into derivatives transactions for trading purposes.

The Company enters into interest rate swap and cross currency interest rate swap agreements to convert certain fixed-rate assets and debt to variable-rate U.S. dollar assets and debt. The currency exposure for all foreign currency debt is hedged at issuance, using cross currency interest rate swaps that convert non-U.S. dollar debt to U.S. dollar denominated payments.

All derivative instruments are recorded as assets or liabilities, at fair value in the Consolidated Balance Sheet. Certain derivatives are linked to specific liabilities at inception and are designated as fair value hedges for accounting purposes (“designated hedges”). In certain instances, the Company may elect not to apply hedge accounting for specific interest rate swaps (“non-designated hedges”). All designated hedge relationships are formally documented. This documentation includes the risk management objectives and strategies for undertaking the hedge, along with the method for assessing hedge effectiveness.

Hedge ineffectiveness is the difference between the change in fair value of the hedged item and the change in fair value of the hedging instrument. The ineffective portion of designated fair value hedges is recognized and reported as a component of interest expense in the Consolidated Statement of Income. When the Company elects not to designate a derivative instrument and hedged item as a hedge for accounting purposes, or the relationship does not qualify for hedge accounting treatment, the full change in the fair value of the derivative instrument is recognized as a component of interest expense in the Consolidated Statement of Income with no offsetting fair value adjustment for the hedged item.

The Company reviews the effectiveness of its hedging relationships quarterly to determine whether the relationships have been, and will continue to be, effective. The Company currently uses regression analysis to assess the effectiveness of its hedges. When the Company has determined that a hedging relationship has not been effective, hedge accounting is no longer applied. When hedge accounting is discontinued, the Company continues to carry the derivative instrument as a component of other assets or other liabilities in the Consolidated Balance Sheet at its fair value. In addition, the Company ceases to adjust the hedged item for changes in fair value and amortizes the cumulative fair value adjustments recognized in prior periods over the remaining term of the hedged item.

In addition to discontinuing the use of hedge accounting when a hedging relationship is no longer effective, the Company also discontinues the use of hedge accounting if the derivative is sold, terminated or exercised or the Company’s management determines that designating the derivative as a hedge for accounting purposes is no longer appropriate (“de-designated hedges”).

Interest Expense

Interest expense is comprised of interest paid on notes and loans payable (including net settlements on interest rate swaps) and the Company’s derivative fair value adjustment, which was reclassified into interest expense during the current year in response to SEC public announcements regarding the income statement presentation of certain derivative activities. The reclassification had no impact on net financing revenues and other revenues or net income.

The following table summarizes the components of interest expense:

	Years Ended March 31,			% Change
	2004	2003	2002	2004 to	2003 to
	(Dollars in millions)			2003	2002

Interest on notes and loans payable, including net settlements on interest rate swaps	$750	$832	$1,030	(10%)	(19%)
Derivative fair value adjustment	(171)	335	(38)	--	--

Total interest expense	$579	$1,167	$992	(50%)	18%

Weighted average interest rate	2.34%	2.86%	4.11%
Weighted average outstanding debt	$31,995	$29,120	$25,040

The decline in interest on notes and loans payable (including net settlements on interest rate swaps) during both fiscal 2004 and 2003 was the result of decreased short-term interest rates, particularly 3-month LIBOR. The impact of lower interest rates, however, was partially offset by higher average outstanding debt used to fund the Company’s asset growth.

The Company’s positive derivative fair value adjustment during fiscal 2004, which decreased interest expense, was primarily due to the impact of increased market interest rates, particularly the two and three-year swap rates, on the Company’s non-designated hedges. Another main component of the Company’s positive derivative fair value adjustment during fiscal 2004 was the amortization of the cumulative fair value adjustment for de-designated hedges. The Company’s negative derivative fair value adjustment during fiscal 2003, which increased interest expense, was mainly due to the impact of decreased market interest rates on the value of the Company’s non-designated hedges and caps.

In recent years the Company has experienced significant volatility in interest expense due to changes in the market value of its non-designated hedges. The Company believes that this volatility results, in part, from differences in accounting treatment between the Company’s net earning assets and these derivatives. To moderate the volatility and better match the accounting results to the economic fundamentals of its derivatives, in January 2004, the Company began a program of targeted de-designation of previously designated hedges. The Company de-designated a portion of its derivative hedges on the debt side that should, in part, offset the volatility on its non-designated derivatives hedging the asset side. While this is not expected to eliminate the volatility of the derivatives portfolio on the Company’s reported interest expense, the Company expects that the volatility will be significantly moderated over time, and that the results thereof will more accurately reflect the economics of its business.

The following table summarizes the components of the Company’s derivative fair value adjustment, which is included in interest expense.

	Years Ended March 31,
	2004	2003	2002
	(Dollars in millions) Unrealized (Gain)/Loss

Ineffectiveness related to designated hedges	$(92)	$(89)	$(2)
Non-designated hedges	(84)	284	(20)
Amortization of de-designated relationships	(52)	--	--
Caps	32	121	(1)
Other	25	19	(15)

Derivative fair value adjustment	$(171)	$335	$(38)

Investment and Other Income

The following table summarizes the Company’s investment and other income:

	Years Ended March 31,			% Change
	2004	2003	2002	2004 to	2003 to
	(Dollars in millions)			2003	2002

Income from retained interests	$76	$57	$60	33%	(5%)
Servicing fee income	45	38	34	18%	12%
Gains from securitization of finance
receivables	42	130	81	(68%)	60%
Losses on impairment of retained interests	--	(21)	(70)	(100%)	(70%)

Investment income from securitizations	163	204	105	(20%)	94%
Investment income from marketable
securities	25	25	25	--	--
Realized gains/(losses) on marketable
securities	14	(19)	4	--	--
Losses related to Argentine investment	--	(9)	(31)	(100%)	(71%)
Other income	3	2	2	50%	--

Investment and other income	$205	$203	$105	1%	93%

Investment and other income remained relatively unchanged from fiscal 2003 to fiscal 2004 primarily due to lower gains from securitizations of finance receivables offsetting the positive impact of realized gains on marketable securities and the absence of losses on impairment of retained interests and on the investment in Toyota Credit Argentina S.A. (“TCA”). Investment and other income increased from fiscal 2002 to fiscal 2003 primarily due to higher gains from securitizations of finance receivables and lower losses on impairment of retained interests and on the investment in TCA, partially offset by higher realized losses on marketable securities.

Income from Retained Interests and Servicing Fee Income

Income from retained interests represents investment income earned on interests retained in securitizations that qualified as sales for accounting purposes, as discussed in the “Off-Balance Sheet Arrangements” section within this MD&A. Servicing fee income relates to the contractual servicing fees that the Company receives for servicing its securitized receivables.

Gains from Securitization of Finance Receivables

The securitization of receivables generally accelerates the recognition of income on retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of gain recognition, such as the amount of assets sold, market interest rates at the time of the sale, the structure of the sale, and key economic assumptions used as discussed in the “Critical Accounting Estimates” section within this MD&A. Gains from securitization decreased from fiscal 2003 to fiscal 2004 due to a reduction in the number of securitization transactions executed by the Company. The Company entered into one securitization transaction totaling approximately $1.9 billion that qualified for sale accounting during fiscal 2004 as compared with three such transactions totaling approximately $4.6 billion during fiscal 2003 and two such transactions totaling approximately $3.1 billion during fiscal 2002. Gains from securitization increased from fiscal 2002 to fiscal 2003 due to decreases in market interest rates that increased the value of the interest-only strips retained by the Company, as well as an increased use of securitization transactions that qualified for sale accounting during fiscal 2003.

Loss on Impairment of Retained Interests

The Company recognized no impairment losses related to its retained interests in securitized receivables during fiscal 2004 as compared to $21 million in impairment losses recognized during fiscal 2003 and $70 million in impairment losses recognized in fiscal 2002. The impairment losses recognized in fiscal 2003 resulted from increased credit losses on securitized receivables. The impairment losses recognized in fiscal 2002 resulted from increased credit losses on both securitized retail and lease receivables and declines in residual values on securitized lease receivables. Increased credit losses were attributable to the same factors affecting the Company’s owned portfolio, as discussed in the “Credit Risk” section within this MD&A.

Investment Income from and Realized Gains/(Losses) on Marketable Securities

The Company realized gains on marketable securities of $14 million in fiscal 2004, compared to losses of $19 million in fiscal 2003, primarily due to higher net realized gains on debt and equity investments. The increase in realized losses on marketable securities for fiscal 2003, as compared to fiscal 2002, was primarily due to a $25 million impairment loss related to certain of the Company’s equity holdings in its investment portfolio, resulting from an other-than-temporary decline in the fair value of investments below cost. This impairment loss was partially offset by $6 million in net realized gains on marketable securities. The Company did not recognize similar losses during fiscal 2004 or 2002.

Losses Related to Argentine Investment

The Company holds a minority interest in TCA, a majority-owned subsidiary of TFSA. The Company wrote off its investment in TCA during fiscal 2002 due to the Argentine government’s currency redenomination policies which adversely affected TCA’s financial condition. During fiscal 2003, TMCC performed under its guarantees of TCA’s offshore U.S. dollar bank loans and repaid $35 million of the then $37 million outstanding balance and accrued interest. TCA repaid the remaining outstanding balance and accrued interest. As of March 31, 2003, all of TMCC’s guarantees of TCA’s debt have been satisfied and the guarantees were terminated. Accordingly, no additional charges were recorded for the year ended March 31, 2004.

TMCC has also entered into a separate indemnity agreement with TCA. The indemnity agreement and a subsequent letter agreement executed between TMCC and TCA included reimbursement provisions whereby TMCC would be entitled to reimbursement from TCA for the principal amount paid by TMCC to TCA’s banks under the guarantees, while the interest portion would be forgiven. Although TMCC is entitled to reimbursement of amounts paid under the guarantees, receipt of such reimbursement is not certain as to amount or timing.

Operating and Administrative Expenses

The 7% increase in operating and administrative expenses from $540 million in fiscal 2003 to $580 million in fiscal 2004 reflects increases in personnel expenses related to increased headcount and training activities, expenses related to technology services provided by TMS, expenses related to new technology development, losses on disposal of assets in connection with the Company’s move to the new headquarters location in the TMS headquarters complex in Torrance, California, and additional costs incurred to support growth in the Company’s business. These increases were partially offset by a decrease in restructuring costs. Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC. Refer to Note 14 – Related Party Transactions of the Notes to Consolidated Financial Statements for further details.

The 2% increase in operating and administrative expenses from $529 million in fiscal 2002 to $540 million in fiscal 2003 reflects increases in expenses related to technology services provided by TMS and additional costs incurred to support growth in the Company’s business, partially offset by a decrease in restructuring costs.

Technology Initiative

During fiscal 2004 the Company launched a multi-year initiative to replace its major legacy transaction systems. The purpose of the initiative is to implement simplified, streamlined technology solutions to improve service delivery to its customers, speed information management, and support continued profitable growth. The Company expects to incur significant costs related to this initiative over the next several fiscal years. As of March 31, 2004, the Company had entered into payment obligations with various information technology service providers related to the replacement of its legacy systems totaling $70 million in fixed or estimated payments over the next three fiscal years. These costs, if incurred, would increase the Company’s operating and administrative costs over the next three fiscal years, as the majority of these estimated costs relate to recurring service fees. These contracts contain voluntary provisions under which the Company may terminate the contract for a specified fee, ranging up to $1.2 million, depending upon the contract. In addition to these contractual costs the Company expects to incur ongoing operating and administrative costs related to implementation of the major legacy transaction systems.

As discussed in “Business – Risk Factors – Operational Risk”, the replacement of major legacy transaction systems could increase the Company’s exposure to risk of loss through disruption of normal operating processes and procedures. Refer to Item 1. “Business” for further discussion.

Restructuring and Related Activities

The Company completed the physical migration of resources related to the restructuring of its field operations during fiscal 2003. Restructuring charges and costs recognized during fiscal 2003 and 2002 were $10 million and $19 million, respectively. Fiscal 2003 charges included $4 million for asset and facility costs and $6 million for other exit costs. Fiscal 2002 charges included $9 million related to employee separations, $3 million related to asset and facility costs, and $7 million for other exit costs. The Company did not incur any additional restructuring costs during the year ended March 31, 2004.

Selected Insurance Operations Results

The general financial condition and operating expenses of the insurance segment are included in the foregoing discussion of the overall financial condition and results of operations of the Company. Certain revenues and expenses specific to the Company’s insurance operations are discussed below.

	Years Ended March 31,			% Change
	2004	2003	2002	2004 to	2003 to
	(Dollars in millions)			2003	2002

Insurance premiums earned and	$189	$168	$155	13%	8%
contract revenues
Insurance losses and loss
adjustment expenses	$98	$87	$76	13%	14%
Agreement volume (units)	1,030,000	887,000	836,000	16%	6%
Agreements in force (units)	3,026,000	2,634,000	2,354,000	15%	12%
Loss ratio	71%	71%	68%

Insurance Premiums Earned and Contract Revenues

Revenue from insurance operations is affected by sales volume as well as the level, age, and mix of agreements in force. Agreements in force represent insurance policies written and contracts issued. Revenues from premiums written are earned over the terms of the policies in relation to the timing and level of anticipated claims. Contract revenue is recognized over the term of the coverage in relation to the timing and level of anticipated claims and administrative expenses. The effect of subsequent cancellations is recorded as an offset to earned premiums and contract revenue, respectively.

Insurance premiums earned and contract revenues from insurance operations increased for fiscal 2004 and fiscal 2003 when compared to the respective prior year periods primarily due to increased contract volume and increases in total agreements in force.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses represent losses incurred by the Company’s insurance operations. Losses incurred are a function of the number of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by the insurance operations. Insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. Accruals for reported losses represent payments to be made on loss events that are known and have been recorded as a claim by insurance operations. Losses incurred but not reported are estimated liabilities for future loss events based on historical loss patterns. An inherent assumption in the projection of future loss payments is that historical loss patterns can be relied upon to reasonably predict loss patterns on existing agreements in force. Ultimate loss payments may vary from such estimates and the variances can be significant. Estimated liabilities are reviewed regularly, and adjustments to such estimates are reflected in the results of current operations. Management believes that given the inherent variability of such estimates, the aggregate reserves are within an acceptable range of reasonableness. Accruals for unpaid losses and losses incurred but not reported are included in other liabilities in the Consolidated Balance Sheet.

Insurance losses and loss adjustment expenses increased for fiscal 2004 when compared to fiscal 2003 primarily due to an increased number of agreements in force. Insurance losses and loss adjustment expenses increased for fiscal 2003 when compared to fiscal 2002 primarily due to an increased number of agreements in force. In addition, losses incurred related to insuring vehicle dealer wholesale inventories also increased, due to a decline in salvage recoveries in fiscal 2003 and an increase in the level of risk retained by TMIS.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk arising from the inability to meet obligations when they come due in a timely manner. The Company’s liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner under adverse market conditions. This capacity primarily arises from the Company’s issuance ability in the global capital markets as well as its ability to generate liquidity from its balance sheet. This strategy has led the Company to develop a borrowing base that is diversified by market and geographic distribution and type of security, among other factors, as well as programs to prepare assets for sale and securitization. Credit support provided by the Company’s parent provides an additional source of liquidity to the Company, although it is not relied upon by the Company in its liquidity planning and capital and risk management.

The Company does not rely on any one source of funding and may choose to reallocate its funding activities depending upon market conditions, relative costs, and other factors. The Company believes that debt and securitization funding, combined with operating and investing activities, will provide sufficient liquidity to meet future funding requirements.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States. Commercial paper outstanding under the Company’s commercial paper programs ranged from approximately $4.7 billion to $8.7 billion during fiscal 2004, with an average outstanding balance of $7.0 billion. The Company’s commercial paper programs are supported by the liquidity facilities discussed later in this section. As an issuer rated A-1+/P-1 by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), respectively, in a $1.3 trillion market, the Company believes there is ample capacity to meet its short-term requirements.

In addition, the Company maintained excess cash and cash equivalents ranging from $5 million to $1.5 billion during fiscal 2004, with an average balance of $ 0.5 billion.

Unsecured Term Debt

Term funding requirements are met through the issuance of a variety of debt securities issued in both the U.S. and international capital markets. To diversify its funding sources, the Company has issued in a variety of markets, currencies, and maturities, which allows it to broaden its distribution of securities and further enhance liquidity.

In the past, medium term notes (“MTNs”) and bonds have provided the Company with significant sources of funding. During fiscal 2004, the Company issued approximately $7.7 billion of MTNs and bonds with original maturities ranging from greater than one year to approximately fifteen years. At March 31, 2004, the Company had total MTNs and bonds outstanding of $26.7 billion, of which $10.5 billion were denominated in foreign currencies. The remaining maturities of all MTNs and bonds outstanding at March 31, 2004 ranged from less than one year to approximately fifteen years. The Company anticipates continued use of MTNs and bonds in both the U.S. and international capital markets.

To provide for the issuance of debt securities in the U.S. capital market, the Company maintains a shelf registration with the SEC under which approximately $15 billion was available for issuance at April 30, 2004. Under the Company’s Euro MTN program, which provides for the issuance of debt securities in the international capital markets, the maximum aggregate principal amount authorized to be outstanding at any time is $20 billion, of which approximately $7 billion was available for issuance at April 30, 2004. The U.S. dollar and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, the Company may issue bonds in the U.S. and international capital markets that are not issued under its MTN or Euro MTN programs.

Securitization

In addition to the unsecured debt markets, the Company maintains access to the securitization market. The Company’s securitization program is a significant source of liquidity as the Company holds over $22.6 billion in potentially securitizable retail finance receivables. The Company had $4.6 billion and $6.7 billion outstanding in asset-backed securities as of March 31, 2004 and 2003, respectively. The Company currently maintains a shelf registration with the SEC relating to the issuance of securities secured by retail finance receivables. During fiscal 2004, the Company sold retail finance receivables totaling $1.9 billion in connection with securities issued under the shelf registration statement. Of the $1.9 billion sold, the Company invested $0.6 billion in purchased and retained securities, resulting in $1.3 billion of net funding proceeds to the Company. As of April 30, 2004, approximately $6.2 billion remained available for issuance under the registration statement. Asset-backed securities are discussed in the “Off-Balance Sheet Arrangements” section of this MD&A.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, the Company maintains syndicated bank credit facilities with certain banks whose commitments aggregated $5.4 billion and $4.2 billion at March 31, 2004 and 2003, respectively. No amounts were outstanding under the syndicated bank credit facilities as of March 31, 2004. During fiscal 2004, Toyota Credit de Puerto Rico Corp. (“TCPR Corp.”), a wholly owned subsidiary of TMCC, established a $400 million, 364-day syndicated bank credit facility, which is restricted to its own use. During fiscal 2004, TMCC renewed its 364-day syndicated credit facility for an additional 364-day period and increased the amount to $3.6 billion, which is restricted to its own use.

The syndicated bank credit facilities do not contain any material adverse change clauses or restrictive financial covenants that would limit the ability of the Company or TCPR Corp. to borrow under their respective facilities. These facilities contain provisions that would prevent the Company or TCPR Corp., as applicable, from borrowing (and could require repayment of any outstanding loans) if the Company’s long-term debt ratings from S&P or Moody’s are less than A and A2, respectively, (for TMCC) or TCPR Corp.’s short-term debt ratings from S&P and Moody’s are less than A-2 and P-3, respectively (for TCPR Corp.), or if credit support arrangements acceptable to the rating agencies rating the Company’s and TCPR Corp’s debt are not maintained.

	Committed		Uncommitted		Unused Facility
	March 31,
	2004	2003	2004	2003	2004	2003
	(Dollars in millions)
364-day syndicated bank
credit facilities	$4,000	$2,800	$--	$--	$4,000	$2,800
5-year syndicated bank
credit facility - TMCC	1,400	1,400	--	--	1,400	1,400
Letters of credit facilities	--	--	55	60	53	59

Total facilities	$5,400	$4,200	$55	$60	$5,453	$4,259

Credit Support Agreements

To support funding efforts, credit support agreements were established between the Company and its parents. Under the terms of a credit support agreement between TMC and TFSC (“TMC Credit Support Agreement”), TMC agreed to: 1) maintain 100% ownership of TFSC; 2) cause TFSC and its subsidiaries to have a net worth of at least ¥10 million, equivalent to $95,951 at March 31, 2004; and 3) make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended. The agreement is not a guarantee by TMC of any securities or obligations of TFSC.

Under the terms of a similar credit support agreement between TFSC and TMCC (“TFSC Credit Support Agreement”), TFSC agreed to: 1) maintain 100% ownership of TMCC; 2) cause TMCC and its subsidiaries to have a net worth of at least $100,000; and 3) make sufficient funds available to TMCC so that TMCC will be able to service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper (collectively, “TMCC Securities”). The agreement is not a guarantee by TFSC of any TMCC Securities or other obligations of TMCC. The TMC Credit Support Agreement and the TFSC Credit Support Agreement are governed by, and construed in accordance with, the laws of Japan. TMCC Securities do not include the securities issued by securitization trusts in connection with TMCC’s securitization programs.

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

TMCC and TFSC are parties to a credit support fee agreement (“Credit Support Fee Agreement”). The Credit Support Fee Agreement requires TMCC to pay to TFSC a semi-annual fee equal to 0.05% per annum of the weighted average outstanding amount of TMCC Securities entitled to credit support.

TCPR is the beneficiary of a credit support agreement with TFSC containing the same provisions as the TFSC Credit Support Agreement described above but pertaining to TCPR and TCPR bonds, debentures, notes and other investment securities and commercial paper (collectively, “TCPR Securities”). Holders of TCPR Securities have the right to claim directly against TFSC and TMC to perform their respective obligations as described above. This agreement is not a guarantee by TFSC of any securities or other obligations of TCPR. TCPR has agreed to pay TFSC a semi-annual fee equal to 0.05% per annum of the weighted average outstanding amount of TCPR’s Securities entitled to credit support.

TMC files periodic reports and other information with the SEC, which can be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such material may also be obtained by mail from the Public Reference Section of the SEC, at 450 Fifth Street, N.W., Room 1200, Washington, D.C. 20549 at prescribed rates. The public may obtain information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. Credit ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning nationally recognized statistical rating organization (“NRSRO”). Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO. In August 2003, Moody’s upgraded the ratings of TMC and its supported subsidiaries, including TMCC and TCPR from Aa1 to Aaa. In January 2004, S&P revised the outlook of TMC and its supported subsidiaries, including TMCC and TCPR, from negative to stable. As of April 30, 2004, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Senior Debt	Commercial Paper	Outlook
S&P	AAA	A-1+	Stable
Moody's	Aaa	P-1	Stable

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

Securitization of receivables allows the Company to access a highly liquid and efficient capital market while providing the Company with an alternative source of funding and investor diversification. The Company has been a participant in the asset-backed securitization market since 1993, securitizing both retail and lease finance receivables. The Company’s current securitization program involves only retail finance receivables. For further discussion of the Company’s funding strategy, refer to the “Liquidity and Capital Resources” section within this MD&A.

The Company’s securitization program involves a two-step transaction. The Company sells discrete pools of retail finance receivables to a wholly owned consolidated bankruptcy remote special purpose entity (“SPE”), which in turn transfers the receivables to a qualified special purpose entity (“QSPE” or “securitization trust”) in exchange for the proceeds from securities issued by the securitization trust. The asset-backed securities are rated by at least two NRSROs and sold in registered public offerings. These securities, usually in the form of notes or certificates of various maturities and interest rates, are secured by collections on the sold receivables. The securities are structured into senior and subordinated classes. Generally, the senior classes have priority over the subordinated classes in receiving collections from the sold receivables. The Company typically uses an amortizing structure in its securitizations. In most amortizing structures, holders of the asset-backed securities receive monthly payments of principal and interest and therefore the outstanding principal balance of the securities is repaid as the securitization trust receives principal collections on the sold receivables.

The following flow chart diagrams a typical securitization transaction:

The Company’s use of SPEs in securitizations is consistent with conventional practices in the securitization markets. The sale to the SPE isolates the sold receivables from other creditors of the Company for the benefit of securitization investors and, assuming accounting requirements are satisfied, the securitization is accounted for as a sale. Investors in securitizations have no recourse to the Company beyond the retained subordinated interests, any cash reserve funds, and any amounts available or funded under the revolving liquidity notes discussed below. Investors do not have recourse to other assets of the Company for obligor defaults. The Company does not guarantee any securities issued by any securitization trust. None of the Company’s officers, directors, or employees holds any equity interests or receives any direct or indirect compensation from the Company’s SPEs. The SPEs do not own the Company’s stock or stock of any of the Company’s affiliates and there are no contracts to do so. Each SPE has limited purposes and may only be used to purchase and sell the receivables. The individual securitization trusts have a limited duration and generally terminate when investors holding the asset-backed securities have been paid all amounts owed to them.

The SPE retains an interest in each securitization trust. Each retained interest includes subordinated securities issued by the securitization trust and interest-only strips representing the right to receive any excess interest. The retained interests are subordinated and serve as credit enhancements for the more senior securities issued by the securitization trust to help ensure that adequate funds will be available to pay investors. The retained interests are held by the SPE as restricted assets and are not available to satisfy any obligations of the Company. The SPE’s ability to realize value on its retained interests depends on actual credit losses and prepayment speeds on the sold receivables. To the extent prepayment speeds are faster or losses are greater than expected, the SPE may be required to recognize an impairment loss on the retained interests. For accounting purposes, the interests of the SPE are consolidated with the Company’s accounts. These retained interests as well as senior securities purchased by the Company are reflected in the Consolidated Balance Sheet as available for sale investments in marketable securities and other assets. For further discussion of the estimates involved in the valuation of the Company’s retained interests, refer to the “Critical Accounting Estimates” section within this MD&A.

Various forms of credit enhancements are provided to reduce the risk of loss for senior classes of securities. These credit enhancements may include the following:

•	Cash reserve funds or restricted cash: Unless a revolving liquidity note, as discussed below, is in place, a portion of the proceeds from the sale of asset-backed securities is held by the securitization trust in segregated reserve funds and may be used to pay principal and interest to investors if collections on the sold receivables are insufficient. In the event a trust experiences charge-offs or delinquencies above specified levels, additional excess amounts from collections on receivables held by the securitization trusts will be added to such reserve funds.

•	Subordinated securities: Generally, these securities do not receive payments of principal until the senior securities are paid.

•	Revolving liquidity notes: In certain securitization structures, a revolving liquidity note (“RLN”) is used in lieu of deposits to a cash reserve fund. The securitization trust may draw upon the RLN to cover any shortfall in interest and principal payments to investors. The Company funds any draws, and the terms of the RLN obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under the RLN are subordinated to principal and interest payments on the asset-backed securities and, in some circumstances, to the obligation to make cash deposits into a reserve account. If collections are insufficient to repay amounts outstanding under a RLN, the Company will recognize a loss for the outstanding amounts. The Company must fund the entire amount available under the RLN into a reserve account if the Company’s short term unsecured debt rating is downgraded below P-1 or A-1 by Moody’s or S&P, respectively. Management believes the likelihood of the Company incurring such losses or the Company’s short-term credit rating being downgraded is remote. There were no outstanding amounts drawn on the RLNs at March 31, 2004 and 2003.

The Company may enter into a swap agreement with the securitization trust under which the securitization trust is obligated to pay the Company a fixed rate of interest on payment dates in exchange for receiving amounts equal to the floating rate of interest payable on the asset backed securities. This arrangement enables the securitization trust to issue securities bearing interest on a basis different from that of the receivables held.

Income earned from the sale of receivables includes gains or losses on assets sold, servicing fee income, and interest income earned on retained securities. The sale of receivables has the effect of reducing financing revenues in the year the receivables are sold, as well as in future years. The net impact of securitizations on annual earnings will include financing revenue effects in addition to the reported gain or loss on assets sold and will vary depending on the amount and timing of securitizations in the current year, as well as the interest rate environment at the time the finance receivables were originated and securitized. Gains on assets sold are recognized in the period in which the sale occurs and are included in investment and other income in the Consolidated Statement of Income. The recorded gains on assets sold are dependent on the carrying amount and fair value of the assets at the time of the sale. The carrying amount is allocated between the assets sold and the retained interests based on their relative fair values at the date of the sale.

The Company recognizes income from the retained interests over the life of the underlying retained interests using the effective yield method. The effective yield represents the excess of all forecasted cash flows over the initial amount recorded as the retained interests at the sale date. As adjustments to forecasted cash flows are made based upon market conditions, the Company adjusts the rate at which income is earned prospectively. If forecasted future cash flows result in an other-than-temporary decline in the fair value of the retained interests, then an impairment loss is recognized to the extent that the fair value is less than the carrying amount. Such losses, when incurred, are included in investment and other income in the Consolidated Statement of Income. Otherwise, any difference in the carrying amount and the fair value of the retained interests is recognized as an unrealized gain or loss, net of income taxes, and is included in accumulated other comprehensive income in the Consolidated Balance Sheet.

TMCC continues to service the sold receivables for a servicing fee. TMCC’s servicing duties include collecting payments on receivables and submitting them to the trustee for distribution to the certificate holders. TMCC also prepares monthly investor reports on the performance of the sold receivables, including collections, investor distributions, delinquencies and credit losses that are used by the trustee on behalf of the Trust to distribute monthly interest and principal payments to investors. TMCC also performs administrative services for the securitization trusts, including filing periodic reports, preparing notices, and tax reporting. While servicing the sold receivables for the securitization trusts, TMCC applies the same servicing policies and procedures that are applied to the owned receivables and maintains a normal relationship with the financing customers.

The sale of receivables through securitizations is further discussed in Note 7 of the Notes to Consolidated Financial Statements.

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. TMCC receives a fee of $100,000 for guaranteeing such payments. TMCC has also guaranteed the payments of principal and interest of an offshore bank loan of Banco Toyota do Brasil, an affiliate in which TMCC has a minority interest. The nature and business purpose of these guarantees are described in Note 15 – Commitments and Contingent Liabilities of the Consolidated Financial Statements. Other than the fee discussed above, there are no corresponding expenses or cash flows arising from the Company’s guarantees, nor are any amounts recorded as liabilities on the Company’s consolidated balance sheet.

Lending Commitments

The Company provides credit facilities to vehicle and industrial equipment dealers. These credit facilities may be used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate. The Company obtains a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover the Company’s exposure under such agreements. The Company prices the credit facilities according to the risks assumed in entering into the credit facility. The Company also provides financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions. The Company has also extended credit facilities to affiliates as described in Note 15 – Commitments and Contingent Liabilities. While the majority of these credit facilities and financing arrangements are secured, approximately 22% at March 31, 2004 are unsecured. The credit facilities and financing arrangements with vehicle and industrial equipment dealers and affiliates totaled $3.8 billion of which $2.3 billion was outstanding as of March 31, 2004.

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations. Management periodically evaluates the probability of having to incur such costs. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of March 31, 2004, the Company does not believe it is probable that it will have to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of March 31, 2004.

Receivable Repurchase Obligations

TMCC makes certain representations and warranties to the SPE, and the SPE makes corresponding representations and warranties to the securitization trust, relating to receivables sold in a securitization. TMCC and the SPE may be required to repurchase any receivables in the event of a breach of a representation and warranty relating to the receivable that materially and adversely affects the interest of the SPE, or securitization trust, as applicable. In addition, TMCC, as servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer with respect to the receivable that materially and adversely affects the interest of the securitization trust or of certain extensions or modifications of a receivable as to which TMCC, as servicer, does not commit to make advances to fund reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable and accrued interest. These provisions are customary for securitization transactions.

Advancing Requirements

As servicer, TMCC is required to advance certain shortfalls in obligor payments to the related securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for these advances from collections on all receivables before making other required payments. These provisions are customary for securitization transactions.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. Aggregate contractual obligations and credit-related commitments in existence at March 31, 2004 are summarized as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)

Notes and loans payable [1]	$36,822	$14,791	$9,594	$9,201	$3,236
Premises occupied under lease	129	19	34	20	56
Lending commitments [2]	3,796	3,796	(2)	(2)	(2)
Revolving liquidity notes [3]	48	48	(3)	(3)	(3)
Purchase obligations [4]	94	39	55

Total	$40,899	$18,693	$9,683	$9,221	$3,392

1	Notes and loans payable include the effects of fair value adjustments.
2	Lending commitments represent term loans and revolving lines of credit extended by the Company to vehicle and industrial equipment dealers and affiliates as described in the "Off-Balance Sheet Arrangements" section of this MD&A. Of this amount, $2.3 billion was outstanding as of March 31, 2004. The above lending commitments have various expiration dates.

3	Certain securitization trusts may draw from TMCC under the RLN over the life of the related securitization transactions. The terms of the RLN obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under the RLN are subordinated as described in the "Off-Balance Sheet Arrangements" section of this MD&A. No amounts were outstanding as of March 31, 2004.

4	Purchase obligations represent fixed or estimated payment obligations under the Company’s most significant contracts, $70 million of which relate to contracts with information technology service providers in connection with the technology initiative as described in the "Results of Operations - Operating and Administrative Expenses" section of this MD&A. The amounts included herein represent the minimum contractual obligations in certain situations, and actual amounts incurred may be higher depending on the particular circumstance, including in the case of information technology contracts, amount of usage once implemented by the Company. Certain contracts noted herein contain voluntary provisions under which the contract may be terminated for a specified fee, ranging up to $1.2 million dependent upon the contract.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following:

•	changes in demand for Toyota and Lexus products
•	changes in economic conditions
•	changes in the current political, economic and regulatory risk in Argentina and related impact on its economy and monetary and fiscal policies
•	a decline in the market acceptability of leasing or retail financing
•	the effect of competitive pricing on interest margins
•	changes in vehicle and component pricing due to the appreciation of the Japanese yen against the U.S. dollar
•	the effect of governmental actions
•	changes in tax laws or the Company's tax position
•	the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing changes in vehicle returns and losses incurred at lease termination
•	the continuation of, and if continued, the level and type of special programs offered by TMS
•	the ability of the Company to successfully access the U.S. and international capital markets
•	the effect of any NRSRO actions
•	increases in market interest rates or other changes in costs associated with the Company's debt funding
•	implementation of new technology systems or failure to successfully implement the Company's disaster recovery program
•	continuation of factors causing changes in delinquencies and credit losses
•	changes in the fiscal policy of any government agency which increases sovereign risk
•	monetary policies exercised by the European Central Bank and other monetary authorities
•	effect of any military action by or against the U.S., as well as any future terrorist attacks, including any resulting effect on general economic conditions, consumer confidence and general market liquidity
•	with respect to the effect of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation
•	inability of a party to the Company's syndicated credit facilities or credit support agreements to perform when required
•	losses resulting from default by any vehicle or industrial equipment dealers to which the Company has a significant credit exposure
•	default by any counterparty to a derivative contract
•	performance under any guaranty or comfort letter issued by the Company

The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor to assess the impact such risk factors might have on the Company’s business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. The Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

NEW ACCOUNTING STANDARDS

Refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The Company has identified the estimates below as critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact and any associated risks related to these estimates on the Company’s business operations are discussed throughout the MD&A where such estimates affect reported and expected financial results. The evaluation of the factors used in determining each of the Company’s critical accounting estimates involves significant assumptions, complex analysis, and management judgment. Changes in the evaluation of these factors may significantly impact the consolidated financial statements. Different assumptions or changes in economic circumstances could result in additional changes to the determination of the allowance for credit losses, the determination of residual values, the valuation of the Company’s retained interests in securitizations, and its results of operations and financial condition. The Company’s other significant accounting policies are discussed in Note 2 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Determination of the Allowance for Credit Losses

The Company maintains an allowance for credit losses to cover probable losses on its portfolio resulting from the failure of customers to make required payments. The level of credit losses is influenced primarily by two factors: frequency of occurrence and loss severity, both of which are further discussed in the “Results of Operations — Credit Risk” section of this MD&A. For evaluation purposes, exposures to credit loss are segmented into the two primary categories of “consumer” and “dealer”. The Company’s consumer portfolio consists of smaller balance homogenous retail finance receivables and lease earning assets. The Company’s dealer portfolio consists of loans related to wholesale and other dealer financing. The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether reserves are considered adequate to cover probable losses. For further discussion of the accounting treatment of the Company’s allowance for credit losses, refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

The evaluation of the appropriateness of the allowance for credit losses and the Company’s exposure to credit losses involves estimates and requires significant judgment. The estimate of expected credit losses is based upon information available at the reporting date.

      Consumer Portfolio

The consumer portfolio is evaluated using methodologies such as net flow rate analysis, credit risk grade/tier segmentation analysis, time series regression analysis, and vintage analysis. Various techniques are used including the segmenting of retail finance receivables and lease earning assets into pools, identifying risk characteristics, and reviewing historical delinquency and loss trends. Management also reviews and analyzes external factors including, but not limited to, changes in economic conditions, the used vehicle market and consumer behavior. In addition, internal factors, such as asset growth, purchase quality mix and contract term length, are also considered in the review.

      Dealer Portfolio

The dealer portfolio is evaluated by first segmenting wholesale and other dealer loans into loan-risk pools, which are determined based on the risk characteristics of the loan (i.e. secured, unsecured, syndicated, etc.). The dealer pools are then analyzed using an internally developed risk rating process or by reference to third party risk rating sources. In addition, field operations management is consulted each quarter to determine if any specific dealer loan is considered to be impaired. If any such loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

Sensitivity Analysis

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The expected loss severity on the vehicle retail and lease portfolios represents one of the key assumptions involved in determining the allowance for credit losses. Over the past five fiscal years, the average annual loss severity has fluctuated by as little as 3 % and as much as 15% in any given fiscal year over the applicable prior period. Holding other estimates constant, a 10% increase in estimated loss severity on the vehicle retail and lease portfolios would result in an adjustment of $49 million to the provision for credit losses.

Determination of Residual Values

The Company has a substantial lease portfolio. Included in the lease portfolio are estimated end of term market values of leased vehicles. Establishing these estimates involve various assumptions, complex analysis, and significant judgment. Actual losses incurred at lease termination could be significantly different from expected losses. Substantially all of the Company’s residual value risk relates to its vehicle lease portfolio. To date, the Company has not incurred material losses related to declines in contractual residual values on its industrial equipment portfolios. For further discussion of the accounting treatment of the Company’s residual values, refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

At lease inception, the contractual residual values of leased assets are estimated by examining external industry data and the Company’s own historical residual experience. Factors considered in this evaluation include expected economic conditions, historical trends, and market information on new and used vehicle sales.

Throughout the life of the lease, management performs periodic evaluations of estimated end of term market values to determine whether estimates used in the determination of the contractual residual value are still considered reasonable. Factors affecting the estimated end of term market value include, but are not limited to, new vehicle incentive programs, new vehicle pricing, used vehicle values, the mix of used vehicle supply, and economic conditions.

Adjustments are made to the carrying value of leased assets when management concludes that a decline in residual value is other-than-temporary. For operating leases, adjustments are included in depreciation expense in the Consolidated Statement of Income. For direct financing leases, adjustments are made to lease financing revenues in the Consolidated Statement of Income.

Sensitivity Analysis

Estimates used in determining end of term market values for leased vehicles significantly impact the amount and timing of depreciation expense. The vehicle lease return rate represents one of the key assumptions involved in determining the amount of depreciation expense to be recorded. The vehicle lease return rate represents the number of leased vehicles returned at contract maturity and sold by the Company during the period as a percentage of the number of lease contracts that, as of their origination dates, were scheduled to mature in the same period. A higher rate of vehicle returns exposes the Company to greater risk of loss at lease termination. Over the past five fiscal years, the variance in return rate has not exceeded 300 basis points (3%) in any given fiscal year over the applicable prior period, or a maximum of 500 basis points (5%) over the last five fiscal years. Holding other estimates constant, an increase of 500 basis points (5%) in estimated return rate would result in an additional before-tax expense of $5.2 million for fiscal 2004.

Sale of Receivables and Valuation of Retained Interests

The Company’s securitization transactions are completed using QSPEs and are structured to obtain sale accounting treatment. For further description of the securitization structures, refer to the “Off-Balance Sheet Arrangements” section within this MD&A.

The Company is required to recognize a gain or loss on the sale of receivables in the period the sale occurs. The recorded gains or losses on sold receivables depend on the carrying amount and the fair value of such receivables at the sale date. The Company retains interests in the securitizations in the form of senior interests, which consist of senior securities retained by the Company, and subordinated interests, which consist of interest-only strips and subordinated securities. The subordinated retained interests are not considered to have a readily available market value. Therefore, the fair value of the retained interests is calculated by discounting expected cash flows using management’s estimates and other key economic assumptions. The Company recognizes income from the retained interests over their life utilizing the effective yield method. The yield represents the excess of all forecasted cash flows over the initial amount recorded as the retained interests at the sale date. As adjustments to forecasted cash flows are made based upon market conditions, the Company adjusts the rate at which income is earned prospectively. For further discussion of the accounting treatment of the Company’s securitizations, refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

Determination of the gain or loss on each sale of finance receivables, the fair value of retained interests, and the income from such retained interests requires management to make estimates and judgments regarding various assumptions. Such assumptions include expected credit losses over the life of the sold receivables, the risk of payments on sold receivables occurring earlier than scheduled maturities, also referred to as prepayment speed, and discount rates used to calculate the present value of interest-only strips. The assumptions used are affected by various internal and external factors, including various portfolio, industry and economic indicators such as changes in economic conditions and consumer behavior that management believes are key to estimating expected credit losses, as well as historical delinquency and loss analysis and trends. Management evaluates these factors on a periodic basis for each securitization transaction and modifies its assumptions as the underlying analyses and the credit environment change.

Sensitivity Analysis

Note 7 of the Notes to Financial Statements sets forth the sensitivity of the fair value of retained interests to changes in each of the assumptions discussed above. Any changes in such assumptions will have a similar effect on gains on securitization and income from retained interests recognized during the period.

Derivative Instruments

The Company manages its exposure to market risks such as interest rate and foreign exchange risks with derivative instruments. These instruments include interest rate swaps, cross currency interest rate swaps, and purchased interest rate caps. The Company’s use of derivatives is limited to the reduction of the economic exposure inherent in otherwise unhedged positions. For further discussion of the accounting treatment of the Company’s derivatives, refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

The Company’s management determines the application of derivatives accounting through the identification of hedging instruments, hedged items, and the nature of the risk being hedged, as well as the methodology used to assess the hedging instrument's effectiveness. In some cases, management may elect not to designate a hedge relationship for accounting purposes, or to de-designate a previously designated hedge relationship, in order to moderate the volatility of the derivative portfolio on the Company’s reported interest expense. The fair values of the Company’s derivative financial instruments are calculated by applying standard valuation techniques employing readily available market data, including interest rates and volatilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company is exposed to various types of market risks as a result of its normal business activities. Market risk is the sensitivity of the Company’s income, market value, and capital to fluctuations in market variables such as foreign exchange rates, interest rates, and market prices.

The Company manages its exposure to certain market risks, in part through the use of derivative instruments. Refer to the “Results of Operations – Use of Derivative Instruments” section of the MD&A for further discussion of the Company’s use of derivative instruments. The Company is not a derivatives dealer and does not enter into derivatives transactions for trading purposes.

Foreign Exchange Rate Risk

The Company issues debt in a variety of currencies, principally U.S. dollars, euros, and Japanese yen. As a matter of policy, currency exposure related to foreign currency debt is fully hedged at issuance through the execution of cross currency interest rate swaps. Therefore, the Company believes that the market risk exposure to changes in currency exchange rates on its debt issuances is immaterial.

Interest Rate Risk

Currently, the Company’s primary market risk exposure is interest rate risk. Interest rate risk results primarily from differences in the re-pricing characteristics of the Company’s assets and liabilities. The Company has developed and implemented a policy framework to manage interest rate risk. The policy framework is reviewed at least annually and as conditions warrant. When contemplating a specific risk management transaction, the Company considers a variety of factors including, but not limited to, management’s risk tolerance and market conditions. The Company uses various analytical techniques (including the value at risk (“VaR”) methodology, gap analysis, and sensitivity analysis) to assess and manage interest rate risk.

Value at Risk

The Company uses the VaR methodology to measure interest rate risk. The VaR model presents the potential loss in fair value for the Company’s portfolio from adverse changes in interest rates for a 30-day holding period within a 95% confidence interval using the Monte Carlo simulation technique. The VaR methodology uses historical interest rate data to assess the potential future loss. The Company’s VaR methodology incorporates the impact from changes in market interest rates while holding other market risks constant. The VaR methodology is applied to the Company’s interest rate sensitive positions. The VaR model reflects prepayment expectations with respect to the Company’s finance receivables. With the exception of call options on the Company’s debt and derivatives, all other options in the debt and derivatives portfolio are included in the VaR calculation. Management believes that the exclusion of call options does not have a material impact on the VaR calculation.

The VaR and the average VaR of the Company’s portfolio as of, and for the years ended March 31, 2004 and 2003, measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:

	As of March 31, 2004	Average for the Year Ended March 31, 2004
Mean portfolio value	$7.4 billion	$6.2 billion
VaR	$47 million	$51 million
Percentage of the mean portfolio value	0.6%	0.8%
Confidence level	95.0%	95.0%
	As of March 31, 2003	Average for the Year Ended March 31, 2003
Mean portfolio value	$4.9 billion	$4.5 billion
VaR	$39 million	$43 million
Percentage of the mean portfolio value	0.8%	1.0%
Confidence level	95.0%	95.0%

The Company’s calculated VaR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of the Company’s portfolio of financial instruments during the year. The increase in the mean portfolio value from March 31, 2003 to March 31, 2004 is primarily the result of increased earning assets and the inclusion of additional interest rate sensitive assets in the VaR calculation. The inclusion of these instruments did not result in a material change in the Company’s risk exposure as indicated by the change in the percentage of the mean portfolio value in the table above. The decrease in VaR as a percentage of the mean portfolio value is consistent with a higher mix of fixed rate swaps in the Company’s portfolio which were executed to mitigate interest rate risk.

Market Price Risk

The Company is also exposed to market price risk related to equity investments included in the investment portfolio of its insurance operations. These investments consist primarily of passively managed mutual funds that are designed to track the performance of major equity market indices. These investments are classified as available for sale. Fair market values of the equity investments are determined using quoted market prices.

A summary of the unrealized gains and losses on equity investments included in the Company’s other comprehensive income assuming a 10% and 20% adverse change in market prices is presented below:

	March 31,
	2004	2003
	(Dollars in millions)
Carrying value	$132	$113
Fair market value	$176	$110
Unrealized gain (loss), net of tax	$27	$(2)
Estimated 10% adverse change, net of tax	$16	$(9)
Estimated 20% adverse change, net of tax	$5	$(15)

These hypothetical scenarios represent an estimate of reasonably possible net losses that may be recognized as a result of changes in the fair market value of the Company’s equity investments assuming hypothetical adverse movements in future market values. These scenarios are not necessarily indicative of actual results that may occur. Additionally, the hypothetical scenarios do not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market prices.

COUNTERPARTY CREDIT RISK

Derivative instruments involve counterparty credit risk, which is the risk that a counterparty may fail to perform on its contractual obligations. The Company manages this risk through the use of a policy that includes credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition, use of master netting agreements with counterparties, and exposure limits based on counterparty credit, exposure amount and management risk tolerance. The policy is reviewed on an annual basis and as conditions warrant.

The Company has also entered into reciprocal collateral arrangements with certain counterparties to mitigate its exposure to the credit risk associated with the respective counterparty. A valuation of the Company’s position with the respective counterparty is calculated at least once a month. If the market value of the Company’s net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of the Counterparty’s net derivatives position with the Company exceeds a specified threshold, the Company is required to transfer cash collateral in excess of the threshold to the counterparty. At March 31, 2004, the Company held a net $63 million in collateral from counterparties.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at March 31, 2004, reduced by the effects of master netting agreements and collateral arrangements. At March 31, 2004, the aggregate counterparty credit exposure as represented by the fair value of the Company’s derivative instruments was $2.1 billion (net of collateral held). Additionally, at March 31, 2004, all of the Company’s derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of “A” or better by NRSROs. The Company has not experienced a counterparty default and does not currently anticipate non-performance by any of its counterparties, and as such has no reserves related to non-performance as of March 31, 2004. In addition, many of the Company’s ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of the net counterparty credit exposure by credit rating is presented below:

	March 31,
	2004	2003
Credit Rating	(Dollars in billions)
AAA	$1.0	$0.5
AA	0.9	0.6
A	0.2	0.2

Total net counterparty credit exposure	$2.1	$1.3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Toyota Motor Credit Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
June 21, 2004

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	March 31,
	2004	2003

ASSETS
Cash and cash equivalents	$818	$980
Investments in marketable securities	1,125	1,630
Finance receivables, net	32,460	26,477
Investments in operating leases, net	7,685	8,017
Other assets	2,766	2,117

Total Assets	$44,854	$39,221

LIABILITIES AND SHAREHOLDER'S EQUITY
Notes and loans payable	$36,822	$32,099
Other liabilities	2,363	2,393
Deferred income taxes	2,178	1,866

Total Liabilities	41,363	36,358

Commitments and Contingencies (See Note 15)
Shareholder's Equity:
Capital stock, $l0,000 par value (100,000 shares authorized; issued
and outstanding 91,500 in 2004 and 2003)	915	915
Retained earnings	2,531	1,930
Accumulated other comprehensive income	45	18

Total Shareholder's Equity	3,491	2,863

Total Liabilities and Shareholder's Equity	$44,854	$39,221

See Accompanying Notes to Consolidated Financial Statements

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)

	Fiscal Years Ended March 31,
	2004	2003	2002
Financing Revenues:
Leasing	$2,341	$2,398	$2,379
Retail financing	1,241	1,136	917
Wholesale and other dealer financing	187	172	186

Total financing revenues	3,769	3,706	3,482
Depreciation on leases	1,561	1,502	1,480
Interest expense	579	1,167	992

Net financing revenues	1,629	1,037	1,010
Insurance premiums earned and contract revenues	189	168	155
Investment and other income	205	203	105

Net financing revenues and other revenues	2,023	1,408	1,270

Expenses:
Operating and administrative	580	540	529
Provision for credit losses	351	604	263
Insurance losses and loss adjustment expenses	98	87	76

Total expenses	1,029	1,231	868

Income before provision for income taxes	994	177	402
Provision for income taxes	393	67	159

Net Income	$601	$110	$243

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Dollars in millions)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE AT MARCH 31, 2001	$915	$1,581	$18	$2,514
Net income for the year ended March 31, 2002	--	243	--	243
Net unrealized loss on available-for-sale
marketable securities, net of tax benefit of
$0.7 million	--	--	(1)	(1)
Reclassification adjustment for net gain included
in net income, net of tax provision of $0.3
million	--	--	(1)	(1)

Total comprehensive income	--	243	(2)	241
Dividends	--	(4)	--	(4)

BALANCE AT MARCH 31, 2002	$915	$1,820	$16	$2,751
Net income for the year ended March 31, 2003	--	110	--	110
Net unrealized loss on available-for-sale
marketable securities, net of tax benefit of
$6 million	--	--	(10)	(10)
Reclassification adjustment for net loss included
in net income, net of tax benefit of $9 million	--	--	12	12

Total comprehensive income	--	110	2	112
BALANCE AT MARCH 31, 2003	$915	$1,930	$18	$2,863
Net income for the year ended March 31, 2004	--	601	--	601
Net unrealized gain on available-for-sale
marketable securities, net of tax provision of
$23 million	--	--	33	33
Reclassification adjustment for net gain included
in net income, net of tax provision of $4
million	--	--	(6)	(6)

Total comprehensive income	--	601	27	628
BALANCE AT MARCH 31, 2004	$915	$2,531	$45	$3,491

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

	Fiscal Years Ended March 31,
	2004	2003	2002
Cash flows from operating activities:

Net income	$601	$110	$243
Adjustments to reconcile net income to net cash
provided by operating activities:
Derivative fair value adjustments	(171)	335	(38)
Depreciation and amortization	1,848	1,758	1,556
Provision for credit losses	351	604	263
Gain from sale of finance receivables, net	(42)	(130)	(81)
Decrease (increase) in other assets	50	131	(9)
Increase in deferred income taxes	310	178	197
Increase (decrease) in other liabilities	178	76	(35)

Total adjustments	2,524	2,952	1,853

Net cash provided by operating activities	3,125	3,062	2,096

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,528)	(2,144)	(1,528)
Disposition of investments in marketable securities	1,831	1,513	1,477
Acquisition of finance receivables	(48,820)	(39,496)	(21,759)
Collection of finance receivables	40,768	31,643	14,370
Proceeds from sale of finance receivables	1,825	4,502	2,958
Acquisition of investments in operating leases	(3,079)	(3,944)	(3,990)
Disposals of investments in operating leases	1,782	1,900	2,247

Net cash used in investing activities	(7,221)	(6,026)	(6,225)

Cash flows from financing activities:
Proceeds from issuance of notes and loans payable	8,279	9,787	10,265
Payments on notes and loans payable	(7,617)	(6,398)	(6,292)
Net change in commercial paper	3,272	(192)	613
Dividends paid	--	--	(4)

Net cash provided by financing activities	3,934	3,197	4,582

Net (decrease) increase in cash and cash equivalents	(162)	233	453
Cash and cash equivalents at the beginning of the period	980	747	294

Cash and cash equivalents at the end of the period	$818	$980	$747

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Operations

Toyota Motor Credit Corporation (“TMCC”) was incorporated in California in 1982 and commenced operations in 1983. TMCC and its consolidated subsidiaries, collectively referred to herein as the “Company”, are wholly owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation, which is a wholly owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation. TFSC, in turn, is a wholly owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation. TFSC manages TMC’s worldwide finance operations. TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services.

The Company provides a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers. The Company also provides finance and insurance products to commercial and industrial equipment dealers (“industrial equipment dealers”). The Company’s products fall primarily into the following financing and insurance product categories:

•	Financing — The Company provides a broad range of financing products including retail financing, leasing, and wholesale and other dealer financing to vehicle and industrial equipment dealers.

•	Insurance — Through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly owned subsidiary, the Company provides marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers. The Company also provides coverage and related administrative services to certain affiliates.

The Company’s primary finance and insurance operations are located in the United States (excluding Hawaii) (“U.S.”) and the Commonwealth of Puerto Rico with earning assets principally sourced through Toyota and Lexus vehicle dealers. The Company also conducts business in Mexico and Venezuela and holds minority interests in Banco do Toyota Do Brazil (“BTB”), a TFSC majority-owned subsidiary in Brazil, and Toyota Credit Argentina S.A., a TFSA majority-owned subsidiary in Argentina.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Investments in Marketable Securities

Investments in marketable securities consist of debt and equity securities and interests retained in the sale of receivables. The Company’s accounting policies related to the valuation of interests retained in the sale of receivables are discussed under “Sale of Receivables and Valuation of Retained Interests” within this footnote.

Debt and equity securities designated as available-for-sale are carried at fair value using quoted market prices or discounted cash flow analysis with unrealized gains or losses included in accumulated other comprehensive income, net of applicable taxes. Debt securities designated as held-to-maturity are carried at amortized cost and are reduced to net realizable value for other-than-temporary declines in market value. The Company uses the specific identification method to determine realized gains and losses related to its investment portfolio. Realized investment gains and losses are reflected in investment and other income.

The Company evaluates debt and equity securities for other-than-temporary impairment by identifying securities that have declines in fair market value that meet the Company’s predetermined dollar and percentage thresholds. Consideration is given to, among other factors, the length of time the security has remained below amortized cost, the financial condition and prospects of the investee, changes in the investee’s economic or technical environment, and changes in the investee’s debt rating. If the decline is considered to be other-than-temporary, the cost basis of the security is written down to fair value and the write down is reflected in investment and other income.

Retail Receivables and Wholesale and Dealer Loans

Retail receivables and wholesale and dealer loans are recorded at the present value of the related future cash flows. Revenues associated with retail receivables and wholesale and dealer loans are recognized on a level-yield basis over the contract term.

Finance Leases

At lease inception, the Company records the aggregate future minimum lease payments, contractual residual value of the leased vehicle, and unearned income. Revenue is recognized over the lease term so as to approximate a level rate of return on the outstanding net investment.

Contractual residual values of finance leases represent an estimate of the value of the vehicle at the end of the lease contract. During the term of the lease, management evaluates the adequacy of its estimate of the residual value and makes downward adjustments to the extent the market value at lease maturity is estimated to be less than the contractual residual value. Adjustments are made to reflect any decrease in the estimated residual values. These adjustments are included as a reduction to lease finance revenues over the remaining terms of the leases.

The Company uses various channels to sell vehicles returned at lease end. The Company does not re-lease returned vehicles.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Investments in Operating Leases

Investments in operating leases are recorded at cost and depreciated on a straight-line basis over the lease term to the contractual residual value. Revenue from rentals is recorded to income on a straight-line basis over the term of the lease.

Contractual residual values of operating leases represent an estimate of the value of the vehicle at the end of the lease contract. During the term of the lease, management evaluates the adequacy of its estimate of the residual value and makes adjustments to the extent the market value at lease maturity is estimated to be less than the contractual residual value. Adjustments to reflect decreased residual values are included in depreciation expense on a straight-line basis over the remaining terms of the leases.

In addition, the Company also evaluates the current value of operating leases for impairment. Operating lease assets are considered impaired when the expected undiscounted future cash flows over the remaining lease term are less than book value.

The Company uses various channels to sell vehicles returned at lease end. The Company does not re-lease returned vehicles.

Determination of Residual Values

The contractual residual values of leased assets are estimated at lease inception by examining external industry data and the Company’s own historical residual experience. Factors considered in this evaluation include expected economic conditions, historical trends, and market information on new and used vehicle sales. Adjustments are made to the carrying value of leased assets when management concludes that a decline in estimated residual value is other-than-temporary. For operating leases, adjustments are included in depreciation expense in the Consolidated Statement of Income. For direct financing leases, adjustments are made to lease financing revenues in the Consolidated Statement of Income. Substantially all of the Company’s residual value risk relates to its vehicle lease portfolio. To date, the Company has not incurred material losses related to declines in contractual residual values on its industrial equipment portfolios.

Allowance for Credit Losses

The Company maintains an allowance for credit losses to cover probable losses on its portfolio resulting from the failure of customers to make required payments. The allowance is evaluated at least quarterly, considering a variety of factors and assumptions, to determine whether reserves are considered adequate to cover probable losses.

Collection activity on delinquent accounts is terminated when it has been determined that payments due will not be received. Following the termination of collection efforts, the related collateral, if recoverable, is repossessed and sold. Any shortfalls between proceeds received and the amounts due from customers are charged against the allowance. Any recoveries are credited to the allowance. The allowance related to the Company’s earning assets is included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet. The related provision expense is included in the provision for credit losses in the Consolidated Statement of Income.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Derivative Instruments

The Company manages its exposure to market risks such as interest rate and foreign exchange risks with derivative instruments. These instruments include interest rate swaps, cross currency interest rate swaps, and purchased interest rate caps. The Company’s use of derivatives is limited to the reduction of the economic exposure inherent in otherwise unhedged positions. The Company is not a derivatives dealer and does not enter into derivatives transactions for trading purposes.

The Company enters into interest rate swap and cross currency interest rate swap agreements to convert certain fixed-rate assets and debt to variable-rate U.S. dollar assets and debt. The currency exposure for all foreign currency debt is hedged at issuance, using cross currency interest rate swaps that convert non-U.S. dollar debt to U.S. dollar denominated payments.

All derivative instruments are recorded as assets or liabilities, at fair value in the Consolidated Balance Sheet. Certain derivatives are linked to specific liabilities at inception and are designated as fair value hedges for accounting purposes (“designated hedges”). In certain instances, the Company may elect not to apply hedge accounting for specific interest rate swaps (“non-designated hedges”). All designated hedge relationships are formally documented. This documentation includes the risk management objectives and strategies for undertaking the hedge, along with the method for assessing hedge effectiveness.

Hedge ineffectiveness is the difference between the change in fair value of the hedged item and the change in fair value of the hedging instrument. The ineffective portion of designated fair value hedges is recognized and reported as a component of interest expense in the Consolidated Statement of Income. When the Company elects not to designate a derivative instrument and hedged item as a hedge for accounting purposes, or the relationship does not qualify for hedge accounting treatment, the full change in the fair value of the derivative instrument is recognized as a component of interest expense in the Consolidated Statement of Income with no offsetting fair value adjustment for the hedged item.

The Company reviews the effectiveness of its hedging relationships quarterly to determine whether the relationships have been, and will continue to be, effective. The Company currently uses regression analysis to assess the effectiveness of its hedges. When the Company has determined that a hedging relationship has not been effective, hedge accounting is no longer applied. When hedge accounting is discontinued, the Company continues to carry the derivative instrument as a component of other assets or other liabilities in the Consolidated Balance Sheet at its fair value. In addition, the Company ceases to adjust the hedged item for changes in fair value and amortizes the cumulative fair value adjustments recognized in prior periods over the remaining term of the hedged item.

In addition to discontinuing the use of hedge accounting when a hedging relationship is no longer effective, the Company also discontinues the use of hedge accounting if the derivative is sold, terminated or exercised or the Company’s management determines that designating the derivative as a hedge for accounting purposes is no longer appropriate (“de-designated hedges”).

TOYOTA MOTOR CREDIT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Insurance Operations

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

Insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. Accruals for reported losses represent payments to be made on loss events that are known and have been recorded as a claim by insurance operations. Losses incurred but not reported are estimated liabilities for future loss events based on historical loss patterns. An inherent assumption in the projection of future loss payments is that historical loss patterns can be relied upon to reasonably predict loss patterns on existing agreements in force. Ultimate loss payments may vary from such estimates and the variances can be significant. Estimated liabilities are reviewed regularly, and adjustments to such estimates are reflected in the results of current operations. Management believes that given the inherent variability of such estimates, the aggregate reserves are within an acceptable range of reasonableness. Accruals for unpaid losses and losses incurred but not reported are included in other liabilities in the Consolidated Balance Sheet. Commissions and fees from services provided are recognized in relation to the timing and level of services performed.

Income Taxes

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current fiscal year’s provision for income taxes.

TMCC files a consolidated federal income tax return with its domestic parent and subsidiaries. TMCC files either separate or consolidated/combined state income tax returns with Toyota Motor North America (“TMA”) or other domestic parent and subsidiaries of TMCC. State income tax expense is generally recognized as if TMCC and its domestic subsidiaries filed their tax returns on a stand-alone basis. In those states where TMCC and its domestic subsidiaries join in the filing of consolidated or combined income tax returns, TMCC and its domestic subsidiaries are allocated their share of the total income tax expense based on combined allocation/apportionment factors and separate company income or loss. Based on the state tax sharing agreement with TMA, TMCC and its domestic subsidiaries pay for their share of the combined income tax expense and are reimbursed for the benefit of any of their tax losses utilized in the combined state income tax returns.

Sale of Receivables and Valuation of Retained Interests

The Company’s securitization transactions are completed using qualified special purpose entities (“QSPE”) also referred to as securitization trusts and are structured to obtain sale accounting. Sale accounting treatment requires that gains or losses on finance receivables sold are recognized in the period in which the sale occurs. The recorded gains or losses on assets sold depend on the carrying amount and the fair value of the assets at the sale date. The carrying amount is allocated between the assets sold and the subordinated retained interests described below based on their relative fair values at the sale date. Gains or losses on assets sold are included in investment and other income in the Consolidated Statement of Income.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The Company retains senior and subordinated interests in the securitizations, which are included in investments in marketable securities and other assets in the Consolidated Balance Sheet. Senior interests in the securitizations represent senior securities purchased by the Company. Subordinated interests include interest only strips and subordinated securities, which provide credit enhancement to the senior securities. These subordinated retained interests are paid after the required distributions are made to senior securities. The subordinated retained interests are not considered to have a readily available market value. Therefore, the fair value of the retained interests is calculated by discounting expected cash flows using management’s estimates and other key economic assumptions. All key assumptions used in the valuation of the retained interests are periodically reviewed and are revised as deemed appropriate.

The Company recognizes income from the retained interests over their life utilizing the effective yield method. The yield represents the excess of all forecasted cash flows over the initial amount recorded as the retained interests at the sale date. As adjustments to forecasted cash flows are made based upon market conditions, the Company adjusts the rate at which income is earned prospectively. If forecasted future cash flows result in an other-than-temporary decline in the fair value below the carrying amount, impairment is recognized and included in investment and other income in the Consolidated Statement of Income. Otherwise, any difference in the carrying amount and the fair value of the retained interests is recognized as an unrealized gain or loss, net of income taxes, and is included in accumulated other comprehensive income in Shareholder’s Equity on the Consolidated Balance Sheet.

New Accounting Standards

In April 2003, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 02-9, “Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold” (“EITF 02-9”) for events occurring after April 2, 2003. EITF 02-9 relates to securitizations that have been accounted for as sales under SFAS 140. In the event that one or more of the control rules specified by SFAS 140 are no longer met, the transferor would have to recognize those assets and the related liabilities on the Consolidated Balance Sheet at fair value. The implementation of EITF 02-9 did not have a material impact on the Company’s consolidated financial statements because all securitization transactions treated as a sale for accounting purpose remain in QSPEs and the control rules of SFAS 140 continue to be met.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments and improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The amendments to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) fall principally into three categories: amendments related to SFAS 133 implementation issues that were previously cleared by the FASB, amendments clarifying the definition of a derivative, and amendments relating to the definition of expected cash flows in FASB Concepts Statement No. 7 “Using Cash Flow Information and Present Value in Accounting Measurements”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. All of the Company’s existing derivatives have been recognized in the Company’s consolidated financial statements under prior SFAS statements. SFAS 149 does not alter the Company’s current valuation or disclosures. As such, the implementation of SFAS 149 did not have a material impact on the Company’s consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS 150 did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106” (“SFAS 132”). The revised Statement retains the disclosure requirements contained in SFAS 132, but requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 is effective for financial statements for fiscal years ending after December 15, 2003. The implementation of SFAS 132 did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“FIN 46”). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The implementation of FIN 46 did not have a material impact on the Company’s consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”). The revised Interpretation clarifies some of the provisions of the original Interpretation and exempts certain entities from its requirements. FIN 46R is effective for financial statements of public companies for fiscal years ending after March 15, 2004. The implementation of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

In March 2004, the EITF ratified its consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment” (“EITF 03-1”). EITF 03-1 requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held to maturity under SFAS 115. The disclosure provisions of EITF 03-1 are effective for fiscal years ending after December 15, 2003. The implementation of the disclosure provisions of EITF 03-1 did not have a material impact on the Company’s consolidated financial statements. The implementation of the evaluation provisions of EITF 03-1 is not expected to have a material impact on the Company’s consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. These include the reclassification of the derivative fair value adjustment into interest expense in the consolidated statement of income, made in response to recent Securities and Exchange Commission (“SEC”) public announcements related to the income statement presentation of certain derivative activities. The reclassification had no impact on net financing revenues and other revenues or net income.

Note 3 — Investments in Marketable Securities

The estimated fair value and amortized cost of investments in marketable securities are as follows:

	March 31, 2004
	Cost	Fair Value	Unrealized Gains	Unrealized Losses
	(Dollars in millions)

Available-for-sale securities:
Senior securities	$110	$110	$--	$--
Subordinated securities	243	245	2	--
Interest-only strips	48	75	27	--
Other asset-backed securities	320	328	8	--
Corporate debt securities	100	105	5	--
Equity securities	174	216	44	(2)
U.S. debt securities	40	41	1	--

Total available-for-sale securities	1,035	1,120	$87	$(2)

Held-to-maturity securities:
U.S. debt securities	5	5

Total marketable securities	$1,040	$1,125

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Investments in Marketable Securities (Continued)

	March 31, 2003
	Cost	Fair Value	Unrealized Gains	Unrealized Losses
	(Dollars in millions)

Available-for-sale securities:
Senior securities	$614	$614	$--	$--
Subordinated securities	319	329	10	--
Interest-only strips	121	133	12	--
Other asset-backed securities	242	252	11	--
Corporate debt securities	102	109	8	(1)
Equity securities	149	147	1	(3)
U.S. debt securities	38	39	1	--

Total available-for-sale securities	1,585	1,623	$43	$(4)

Held-to-maturity securities:
U.S. debt securities	7	7

Total marketable securities	$1,592	$1,630

	Years Ended March 31,
	2004	2003	2002
	(Dollars in millions)

Available-for-sale securities [1]:
Proceeds from sales	$658	$456	$474
Realized gains on sales	$13	$8	$5
Realized losses on sales [2]	$3	$29	$4

1	The cash flow information presented above relates to the Company's investment portfolio of its insurance operations. Cash flows related to interests retained in securitization transactions are discussed in Note 7 – Sale of Receivables.

2	Realized losses incurred in fiscal 2003 include $25 million in impairment losses.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Investments in Marketable Securities (Continued)

The contractual maturities of investments in marketable securities at March 31, 2004 are as follows:

	Available-for-Sale Securities		Held-to-maturity Securities
	Cost	Fair Value	Cost	Fair Value
	(Dollars in millions)

Within one year	$244	$247	$--	$--
After one year through five years	329	360	5	5
After five years through ten years	113	117	--	--
After ten years	175	180	--	--
Equity securities	174	216	--	--

Total	$1,035	$1,120	$5	$5

Note 4 — Finance Receivables

Finance receivables, net consisted of the following:

	March 31,
	2004	2003
	(Dollars in millions)

Retail receivables	$22,693	$16,160
Finance leases	4,325	6,078
Wholesale and other dealer loans	6,571	5,608

	33,589	27,846
Unearned income	(747)	(1,043)

Finance receivables, net of unearned income	32,842	26,803
Allowance for credit losses	(382)	(326)

Finance receivables, net	$32,460	$26,477

The aggregate balances related to finance receivables 60 or more days past due totaled $115 million and $160 million at March 31, 2004 and 2003, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Finance Receivables (Continued)

The net investment in finance leases consisted of the following:

	March 31,
	2004	2003
	(Dollars in millions)
Minimum lease payments to be received	$3,051	$4,400
Estimated unguaranteed residual values	1,274	1,678

Finance leases	4,325	6,078
Less: Unearned Income	(615)	(909)

Investment in finance leases, net of unearned
income	$3,710	$5,169

Minimum lease payments on finance leases and contractual maturities on retail receivables and wholesale and other dealer loans are as follows:

Years Ending March 31,	Finance Leases	Retail Receivables	Wholesale and Other Dealer Loans
	(Dollars in millions)

2005	$1,083	$6,048	$5,339
2006	760	5,726	190
2007	640	4,938	233
2008	409	3,788	250
2009	159	1,885	414
Thereafter	--	308	145

Total	$3,051	$22,693	$6,571

A substantial portion of the Company’s finance receivables has historically been repaid prior to contractual maturity dates; contractual maturities should not be considered as necessarily indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following:

	March 31,
	2004	2003
	(Dollars in millions)
Vehicles	$9,700	$9,687
Equipment and other	688	720

	10,388	10,407
Accumulated depreciation	(2,565)	(2,254)
Allowance for credit losses	(138)	(136)

Investments in operating leases, net	$7,685	$8,017

The aggregate balances related to investments in operating leases, net of 60 or more days past due totaled $23 million and $38 million at March 31, 2004 and 2003, respectively.

Future minimum lease rentals on operating leases are as follows:

Years Ending March 31,	Future Minimum Rentals on Operating Leases

(Dollars in millions)

2005	$1,679
2006	1,150
2007	499
2008	112
2009	10
Thereafter	--

Total	$3,450

A substantial portion of the Company’s operating lease contracts has historically been terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Allowance for Credit Losses

An analysis of the allowance for credit losses follows:

	Years Ended March 31,
	2004	2003	2002
	(Dollars in millions)

Allowance for credit losses at beginning of period	$462	$273	$214
Provision for credit losses	351	604	263
Charge-offs	(335)	(405)	(200)
Recoveries	59	35	20
Adjustments related to securitization activity	(17)	(45)	(24)

Allowance for credit losses at end of period	$520	$462	$273

Note 7 — Sale of Receivables

The Company retains servicing rights and earns a contractual servicing fee of 1% per annum on the total monthly outstanding principal balance of its securitized retail receivables. In a subordinated capacity, the Company retains interest-only strips and subordinated securities in these securitizations. The retained interests are held as restricted assets. Investors in the securitizations have no recourse to the Company beyond the Company’s retained subordinated interests, any cash reserve funds, and any amounts drawn on the revolving liquidity notes discussed in Note 15. The Company’s exposure to these retained interests exists until the associated securities are paid in full. Investors do not have recourse to other assets held by TMCC for failure of obligors on the receivables to pay when due.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Sale of Receivables (Continued)

Cash Flows from Securitizations

The following table summarizes gains on retail finance receivables sold during fiscal 2004, 2003 and 2002 and certain cash flows received from, and paid to, the retail and lease securitization trusts outstanding during the same years:

	Years Ended March 31,
	2004	2003	2002 [1]
	(Dollars in millions)

Gains on assets sold	$42	$130	$81
Cash flow information:
Proceeds from new securitizations, net of purchased and retained securities	$1,269	$3,195	$2,081
Servicing fees received	$58	$54	$53
Excess interest received from interest only strips	$175	$119	$138
Repurchases of receivables [2]	$(286)	$(94)	$(314)
Servicing advances	$(7)	$(9)	$(7)
Reimbursement of servicing and maturity advances	$12	$13	$100

1	During fiscal 2002, Toyota Leasing, Inc. exercised its option to repurchase the remaining outstanding receivables under all lease securitization transactions then outstanding. As a result of the repurchase, there were no outstanding balances of securitized lease finance receivables as of, and subsequent to, March 31, 2002. In connection with the servicing of the lease securitizations outstanding during fiscal 2002, TMCC received $5 million in servicing fees, $2 million in excess interest from the interest only strips, $19 million in reimbursement of servicing advances and $69 million in reimbursements of maturity advances. In addition, TMCC disbursed $304 million to repurchase the lease finance receivables and $8 million for the repurchase of other receivables outstanding. These amounts are included in the table above.

2	The majority of the balance represents optional redemptions associated with maturities of securitizations.

Key Economic Assumptions

Key economic assumptions used in estimating the fair value of retained interests at the sale dates of the securitization transactions completed during fiscal 2004, 2003 and 2002 were as follows:

	Years Ended March 31,
	2004	2003	2002

Prepayment speed related to securitizations	1.50%	1.50%	1.50%
Weighted average life (in years)	1.85	1.45-1.85	1.26-1.38
Expected annual credit losses	0.80%	0.75-0.80%	0.70%
Discount rate used on subordinated securities	5.00%	5.00%	5.0%-8.0%
Discount rate used on other retained interests	8%-10%	8%-10%	8%-12%

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Sale of Receivables (Continued)

Expected cumulative static pool losses over the life of the securitizations are calculated by taking actual life to date losses plus projected losses and dividing the sum by the original balance of each pool of assets at the time of the original sale. At March 31, 2004, expected cumulative static pool credit losses for the retail loans securitized in fiscal 2004, 2003 and 2002 were 0.66%, 0.56%, and 0.79%, respectively.

Sensitivity Analysis

The key economic assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10% and 20% adverse change in those assumptions at March 31, 2004 are presented below:

(Dollars in millions)

Retained interests included in investments in marketable securities	$430
Retained interests included in other assets	20

Total retained interests	$450

Prepayment speed assumption	1.50 - 1.70%
Impact of 10 percent adverse change	$(8)
Impact of 20 percent adverse change	$(16)
Residual cash flows discount rate (annual rate)	5.00 - 10.00%
Impact of 10 percent adverse change	$(1)
Impact of 20 percent adverse change	$(3)
Expected credit losses	0.68 - 1.04%
Impact of 10 percent adverse change	$(3)
Impact of 20 percent adverse change	$(6)

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Sale of Receivables (Continued)

Managed Receivables

Outstanding balances, delinquency amounts and net credit losses for managed receivables, which include both owned and securitized receivables, are summarized as follows:

	March 31,
	2004	2003
	(Dollars in millions)
Retail finance receivables managed	$26,840	$22,118
Finance leases managed	3,710	5,169
Wholesale and other dealer loans managed	6,571	5,608

Total finance receivables managed	37,121	32,895
Less:
Securitized retail finance receivables	4,279	6,092

Total finance receivables owned	$32,842	$26,803

	Amount 60 Days or More Past Due		Credit Losses Net of Recoveries
	March 31,		March 31,
	2004	2003	2004	2003
	(Dollars in millions)

Retail finance receivables managed	$103	$146	$198	$201
Finance leases managed	29	55	70	119
Wholesale and other dealer loans managed	--	--	--	--

Total finance receivables managed	$132	$201	$268	$320

Note 8 – Derivatives and Hedging Activities

The following table summarizes the net unrealized gains and losses included in the Company’s derivative fair value adjustment, which is included in interest expense.

	Years Ended March 31,
	2004	2003	2002
	(Dollars in Millions)
	Unrealized (Gain)/Loss

Non-designated derivatives	$(79)	$425	$(36)
Ineffective portion of the Company's fair
value hedges	(92)	(90)	(2)

Derivative fair value adjustment	$(171)	$335	$(38)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities (Continued)

Counterparty Credit Risk

Derivative instruments involve counterparty credit risk, which is the risk that a counterparty may fail to perform on its contractual obligations. The Company manages this risk through the use of a comprehensive policy that includes credit standard guidelines, counterparty diversification, monitoring of counterparty financial condition, use of master netting agreements with counterparties, and exposure limits based on counterparty credit, exposure amount and management risk tolerance. The policy is reviewed at a minimum on an annual basis and as conditions warrant.

The Company has also entered into reciprocal collateral arrangements to secure its exposure to derivatives counterparties. Under these arrangements, cash collateral is posted when the market value of the derivatives contracts exceeds a specified threshold. As of March 31, 2004, the Company held $63 million in collateral from counterparties.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at March 31, 2004, reduced by the effects of master netting agreements and collateral arrangements. At March 31, 2004, the aggregate counterparty credit risk as represented by the fair value of the Company’s derivative instruments was $2.1 billion (net of collateral held). Additionally, at March 31, 2004, all of the Company’s derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of “A” or better by nationally recognized statistical rating organizations. The Company has not experienced a counterparty default and does not currently anticipate non-performance by any of its counterparties, and as such has no reserves related to non-performance as of March 31, 2004.

Counterparty credit risk by credit rating:

	March 31,
	2004	2003
Credit Rating	(Dollars in billions)
AAA	$1.0	$0.5
AA	0.9	0.6
A	0.2	0.2

Total net counterparty credit exposure	$2.1	$1.3

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Notes and Loans Payable

Notes and loans payable and the related weighted average interest rates at March 31, 2004 and 2003 are summarized in the following table:

	March 31,		Wtd. Avg. Int. Rates [1] March 31,
	2004	2003	2004	2003
	(Dollars in millions)

Commercial paper	$8,094	$4,819	1.05%	1.29%
Notes and loans payable	26,787	26,187	1.32%	1.57%
Fair value adjustment [2]	1,941	1,093

Notes and loans payable	$36,822	$32,099	1.26%	1.52%

1	Includes the effect of certain interest rate swap agreements and cross currency interest rate swap agreements.
2	Adjusts debt to fair market value in accordance with SFAS 133, as amended.

Included in notes and loans payable are unsecured notes denominated in various foreign currencies totaling $11 billion at March 31, 2004 and 2003. Concurrent with the issuance of these unsecured notes, the Company entered into cross currency interest rate swap agreements to convert these obligations into U.S. dollar obligations.

At March 31, 2004 and 2003, notes and loans payable of $226 million and $549 million, respectively, were collateralized by retail finance receivables of $261 million and $589 million, respectively, arising from a securitization transaction accounted for as a collateralized borrowing. The retail finance receivables serve as collateral for the payment of the notes and loans payable and are therefore restricted from TMCC’s creditors.

Scheduled maturities of the Company’s debt portfolio are summarized below:

March 31, 2004
(Dollars in millions)

Commercial paper	$8,094
Other debt due in the fiscal years ending:
2005	6,697
2006	5,925
2007	3,669
2008	5,933
2009	3,268
Thereafter	3,236

Total other debt	28,728

Notes and loans payable	$36,822

Interest payments on notes and loans payable, including net settlements on interest rate swaps, were $668 million, $750 million, and $1,027 million in fiscal 2004, 2003, and 2002, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Liquidity Facilities and Letters of Credit

The following table summarizes the Company’s committed and uncommitted facilities:

	Committed		Uncommitted		Unused Facility
	March 31,
	2004	2003	2004	2003	2004	2003
	(Dollars in millions)
364-day syndicated bank
credit facilities	$4,000	$2,800	$--	$--	$4,000	$2,800
5-year syndicated bank
credit facility - TMCC	1,400	1,400	--	--	1,400	1,400
Letters of credit facilities	--	--	55	60	53	59

Total facilities	$5,400	$4,200	$55	$60	$5,453	$4,259

During fiscal 2004, TCPR Corp. established a $400 million, 364-day syndicated bank credit facility, which is restricted to its own use. During fiscal 2004, TMCC renewed its 364-day syndicated credit facility for an additional 364-day period and increased the amount to $3.6 billion, which is restricted to its own use.

Note 11 — Fair Value of Financial Instruments

The fair value of financial instruments at March 31, 2004 and 2003 was estimated using the valuation methodologies described below. Considerable judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Fair Value of Financial Instruments (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)

Balance sheet financial instruments:
Assets:
Cash and cash equivalents	$818	$818	$980	$980
Investments in marketable securities	$1,125	$1,125	$1,630	$1,630
Finance receivables, net	$28,816	$29,178	$21,398	$21,945
Derivative assets [1]	$2,165	$2,165	$1,409	$1,409
Liabilities:
Notes and loans payable	$36,822	$36,736	$32,099	$32,082
Derivative liabilities [1]	$34	$34	$139	$139

1	Derivative asset and derivative liability are recorded in other assets and other liabilities, respectively, in the Consolidated Balance Sheet.

The fair value estimates presented herein are based on information available as of March 31, 2004 and 2003. The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates market value due to the short maturity of these investments.

Investments in Marketable Securities

The fair value of marketable securities was estimated using quoted market prices or discounted cash flow analysis.

Finance Receivables, Net

The carrying amounts of $6.3 billion and $5.4 billion of variable rate finance receivables at March 31, 2004 and 2003, respectively, were assumed to approximate fair value as these receivables reprice at prevailing market rates. The fair value of fixed rate finance receivables was estimated by discounting expected cash flows using the rates at which loans of similar credit quality and maturity would be originated as of March 31, 2004 and 2003.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Fair Value of Financial Instruments (Continued)

Derivative Assets and Liabilities

The estimated fair value of the Company’s derivative assets and liabilities was derived by discounting expected cash flows using quoted market exchange rates, quoted market interest rates, or quoted market prices, as of March 31, 2004 and 2003 as applicable to each instrument.

Notes and Loans Payable

The fair value of notes and loans payable was estimated by discounting expected cash flows using the interest rates at which debt of similar credit quality and maturity would be issued as of March 31, 2004 and 2003. The Company also utilizes quoted market exchange rates, quoted market interest rates, or quoted market prices, when appropriate, in developing cash flows. The carrying amount of commercial paper was assumed to approximate fair value due to the short maturity of these instruments.

Note 12 — Pension and Other Benefit Plans

All full-time employees of TMCC, Toyota Credit de Puerto Rico Corp, and TMCC’s insurance subsidiaries are eligible to participate in the TMS pension plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon the employees’ years of credited service and the highest 60 consecutive months’ compensation, reduced by a percentage of social security benefits. The Company’s pension expense was $11 million, $9 million, and $8 million the years ended March 31, 2004, 2003, and 2002, respectively. At March 31, 2004, 2003, and 2002, the accumulated benefit obligation and plan net assets for employees of the Company were not determined separately from TMS. TMS funding policy is to contribute annually the maximum amount deductible for federal income tax purposes.

Note 13 — Provision for Income Taxes

The provision for income taxes consisted of the following:

	Years Ended March 31,
	2004	2003	2002
	(Dollars in millions)

Current
Federal, net of foreign tax credit	$43	$(98)	$(55)
Foreign	8	8	9
State	32	(26)	(6)

Total current	83	(116)	(52)

Deferred
Federal	281	162	174
State	29	21	37

Total deferred	310	183	211

Provision for income taxes	$393	$67	$159

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Provision for Income Taxes (Continued)

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	Years Ended March 31,
	2004	2003	2002

Provision for income taxes at U.S. federal statutory tax rate	35.00%	35.00%	35.00%
State and local taxes (net of federal tax benefit)	4.36%	4.67%	4.97%
Other, deferred state liability benefit due to reduced effective state rate	(0.41)%	(6.55)%	--
Other, includes expense for deferred tax assets valuation	0.50%	4.81%	(0.45)%

Effective tax rate	39.45%	37.93%	39.52%

The deferred federal and state income tax liabilities are as follows:

	March 31,
	2004	2003
	(Dollars in millions)

Federal	$1,991	$1,697
State	187	169

Net deferred income tax liability	$2,178	$1,866

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Provision for Income Taxes (Continued)

The Company’s deferred tax liabilities and assets consisted of the following:

	March 31,
	2004	2003
	(Dollars in millions)

Liabilities:
Lease transactions	$2,505	$2,329
State taxes	213	249
Other	156	175

Deferred tax liabilities	2,874	2,753

Assets:
Mark-to-market	36	108
Provision for losses	168	205
Deferred costs and fees	229	198
Net operating loss and foreign tax
credit carryforwards	276	381

Deferred tax assets	709	892
Valuation allowance	(13)	(5)

Net deferred tax assets	696	887
Net deferred income tax liability	$2,178	$1,866

TMCC and its domestic subsidiaries have federal tax net operating loss carryforwards of $640 million which expire beginning in fiscal 2023 through 2024. TMCC and its domestic subsidiaries have state tax net operating loss carryforwards of $520 million which expire beginning in fiscal 2005 through 2024. In addition, TMCC and its domestic subsidiaries have recorded a deferred tax asset for foreign tax credits totaling $20 million, which was reduced in fiscal 2004 by a $13 million valuation allowance.

Cash paid/(received) for income taxes was $57 million, $(362) million, and $91 million in fiscal 2004, 2003, and 2002, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Related Party Transactions

The tables below summarize amounts included in the Company’s consolidated balance sheets and statements of income for the fiscal periods presented under various related party agreements or relationships:

	March 31,
	2004	2003
	(Dollars in millions)

Assets:
Intercompany receivables	$69	$54
Finance receivables with affiliates	$25	$1
Notes receivable under home loan program	$5	$9
Other	$-	$6
Liabilities:
Intercompany payables	$116	$113
Accrued credit support fee payable	$8	$7

	Years Ended March 31,
	2004	2003	2002
	(Dollars in millions)

Revenues:
Marketing, wholesale support, and other revenues	$198	$145	$133
Affiliate insurance premiums and commissions revenue	$49	$40	$40
Expenses:
Shared services charges	$81	$63	$51
Credit support fees incurred	$16	$13	$12
Pension plan expense	$11	$9	$8
Rent expense and other amounts incurred	$9	$6	$6

Intercompany Receivables and Payables

Amounts represent balances due to and from TMS, TFSC, and other affiliates arising from various transactions between the Company and such affiliates. The nature of such transactions is discussed throughout this footnote.

Finance Receivables with Affiliates

During fiscal 2004, TCPR Corp. extended a $90 million revolving line of credit to Toyota de Puerto Rico Corp. (“TDPR”), a wholly owned subsidiary of TMS. The revolving line of credit has a one-year renewable term, with interest due monthly. TMCC has also extended a $9 million revolving line of credit to Toyota Motor Sales de México, S de RL de C.V. (“TMEX”), a wholly owned subsidiary of TMS. The revolving line of credit has a one-month renewable term, with interest due monthly. Loans outstanding under these revolving lines of credit are included in finance receivables with affiliates, are not guaranteed by TMS, and are unsecured.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Related Party Transactions (Continued)

Notes Receivable under Home Loan Program

Under a program available to certain levels of management of the Company, certain officers, directors, and other members of management of the Company have received mortgage loans from the Company secured by residential real property. The table above includes amounts receivable under this program from executive officers and directors, all of which relate to loans made prior to July 30, 2002.

Accrued Credit Support Fee Payable and Credit Support Fees Incurred

In fiscal 2001, TMCC and TFSC entered into a credit support fee agreement which requires TMCC to pay to TFSC a semi-annual fee equal to 0.05% per annum of the weighted average outstanding amount of TMCC’s bonds and other liabilities or securities entitled to credit support under the TMC and TFSC credit support agreements described below.

In connection with the creation of TFSC and the transfer of ownership of TMCC from TMS to TFSA, TMC and TFSC entered into a credit support agreement (the “TMC Credit Support Agreement”). Under the terms of this agreement, TMC has agreed to certain ownership, subsidiary net worth, and debt service provisions in support of TFSC operations. The agreement is not a guarantee by TMC of any securities or obligations of TFSC.

Concurrent with the execution of the TMC Credit Support Agreement, TFSC and TMCC entered into a credit support agreement (the “TFSC Credit Support Agreement”). Under this agreement, TFSC agreed to certain ownership, subsidiary net worth, and debt service provisions similar to those under the TMC Credit Support Agreement. This agreement is not a guarantee by TFSC of any securities or other obligations of TMCC. The TMC Credit Support Agreement and the TFSC Credit Support Agreement are governed by, and construed in accordance with, the laws of Japan.

TCPR is the beneficiary of a credit support agreement with TFSC containing the same provisions as the TFSC Credit Support Agreement described above. This agreement is not a guarantee by TFSC of any securities or other obligations of TCPR.

Marketing, Wholesale Support, and Other Revenues

Revenues are comprised of amounts earned from funds provided by TMS and Toyota Material Handling, U.S.A., Inc. in support of special rate retail and lease programs offered by TMCC and amounts related to lease and wholesale financing of aircraft or other products to, or from, affiliates.

Affiliate Insurance Premiums and Commissions Revenues

TMIS provides certain insurance services, and insurance and reinsurance coverage to TMS.

Shared Services Charges

TMS and TMCC entered into a Shared Services Agreement covering certain technological and administrative services, such as information systems support, facilities, insurance coverage and corporate services provided by each entity to the other after the ownership of TMCC was transferred to TFSA.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Related Party Transactions (Continued)

Pension Plan Expense

Refer to Note 12 – Pension and Other Benefit Plans for a discussion of the TMS-sponsored pension plan.

Rent Expense and Other Amounts Incurred

The Company leases its headquarters facility in the TMS headquarters complex in Torrance, California, as well as its Iowa Service Center, from TMS. The majority of the rent expense and other amounts incurred balances relates to rent paid under these leases.

Note 15 — Commitments and Contingent Liabilities

Guarantees and Commitments

TMCC has entered into certain guarantees and commitments. As of March 31, 2004, TMCC had not recorded any liabilities under such arrangements. The maximum commitment amounts under the guarantees and commitments as of March 31, 2004 are summarized in the table below:

Maximum Commitment Amount
(Dollars in millions)

Credit facilities with vehicle and industrial
equipment dealers and affiliates	$3,796
Guarantees of affiliate pollution control and solid
waste disposal bonds	148
Lease commitments	129
Revolving liquidity notes related to securitizations	48
Guarantee of BTB debt	30

Total guarantees and commitments	$4,151

The Company provides credit facilities to vehicle and industrial equipment dealers. These credit facilities may be used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate. The Company obtains a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover the Company’s exposure under such agreements. The Company prices the credit facilities according to the risks assumed in entering into the credit facility. The Company also provides financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions. In addition, the $90 million commitment to TDPR and the $9 million commitment to TMEX discussed in Note 14 are included in the table above under credit facilities with vehicle and industrial equipment dealers and affiliates. The TDPR revolving line of credit has a one-year renewable term, with interest due monthly. The TMEX revolving line of credit has a one-month renewable term, with interest due monthly.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Commitments and Contingent Liabilities (Continued)

Any loans outstanding under these revolving lines of credit are not guaranteed by TMS and are unsecured.

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

These guarantees include provisions whereby TMCC is entitled to reimbursement by the benefactor manufacturing facilities for all principal and interest paid and fees incurred on behalf of the benefactor manufacturing facilities and to default interest on those amounts. TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2004.

During fiscal 2004, the Company entered into a 15-year lease agreement with TMS. The lease agreement is for the Company’s new headquarters location in the TMS headquarters complex in Torrance, California. At March 31, 2004, minimum future commitments under lease agreements to which the Company is a lessee, including those under the agreement discussed above, are as follows: fiscal years ending 2005 — $20 million; 2006 – $18 million; 2007 – $15 million; 2008 – $11 million; 2009 — $9 million; and thereafter – $56 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Commitments and Contingent Liabilities (Continued)

In certain securitization structures, revolving liquidity notes (“RLN”) are used in lieu of deposits to a cash reserve fund. The securitization trust may draw upon the RLN to cover any shortfall in interest and principal payments to investors. The Company funds any draws, and the terms of the RLN obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under the RLN are subordinated to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into a reserve account. If collections are insufficient to repay amounts outstanding under a RLN, the Company will recognize a loss for the outstanding amounts. The Company must fund the entire amount available under the RLN into a reserve account if the Company’s short term unsecured debt rating is downgraded below P-1 or A-1 by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group, a division of the McGraw-Hill Companies, Inc., respectively.

TMCC has guaranteed payments of up to $30 million in principal, interest, fees, and expenses with respect to the offshore bank loan of BTB. This guarantee will remain in effect until the loan is repaid in full, and TMCC elects to terminate the guarantee. The loan matures in November 2004. Under the terms of the guarantee, TMCC would be required to perform on behalf of BTB should BTB default on payments for any reason including, but not limited to, financial insolvency, cross border payment restrictions, and other sovereign restrictions on offshore payments. TMCC has entered into a separate indemnity agreement with BTB. The indemnity agreement includes provisions whereby TMCC is entitled to reimbursement from BTB. TMCC has not been required to perform under the BTB guarantee as of March 31, 2004.

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations. Management periodically evaluates the probability of having to incur such costs. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of March 31, 2004, the Company does not believe it is probable that it will have to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of March 31, 2004.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Commitments and Contingent Liabilities (Continued)

Receivable Repurchase Obligations

TMCC makes certain representations and warranties to the SPE, and the SPE makes corresponding representations and warranties to the securitization trust, relating to receivables sold in a securitization. TMCC and the SPE may be required to repurchase any receivables in the event of a breach of a representation and warranty relating to the receivable that materially and adversely affects the interest of the SPE, or securitization trust, as applicable. In addition, TMCC, as servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer with respect to the receivable that materially and adversely affects the interest of the securitization trust or of certain extensions or modifications of a receivable as to which TMCC, as servicer, does not commit to make advances to fund reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable and accrued interest. These provisions are customary for securitization transactions.

Advancing Requirements

As servicer, TMCC is required to advance certain shortfalls in obligor payments to the related securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for these advances from collections on all receivables before making other required payments. These provisions are customary for securitization transactions.

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company’s business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for these claims. However, based on information currently available, the advice of counsel, and established reserves, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Segment Information

The Company’s operating segments include finance and insurance operations. Finance operations include retail leasing, retail and wholesale financing and certain other financial services to authorized Toyota and Lexus vehicle and Toyota industrial equipment dealers and their customers in the U.S. (excluding Hawaii), the Commonwealth of Puerto Rico, Mexico, and Venezuela. Insurance operations are performed by TMIS and its subsidiaries. The principal activities of TMIS include marketing, underwriting, claims administration, and providing certain insurance and contractual coverage to Toyota and Lexus vehicle dealers and their customers. In addition, TMIS insures and reinsures certain TMS and TMCC risks.

The accounting policies of the operating segments are the same as those described in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Currently, the Company’s finance and insurance segments operate only in the U.S., the Commonwealth of Puerto Rico, Mexico, and Venezuela. Substantially all of the Company’s finance and insurance segments are located within the U.S.

Financial results for the Company’s operating segments are summarized below:

	March 31,
	2004	2003	2002
	(Dollars in millions)

Assets:
Financing operations	$43,948	$38,518	$33,560
Insurance operations	1,137	912	780
Eliminations/reclassifications	(231)	(209)	(189)

Total assets	$44,854	$39,221	$34,151

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Segment Information (Continued)

	Years Ended March 31,
	2004	2003	2002
	(Dollars in millions)

Gross revenues:
Financing operations	$3,937	$3,904	$3,558
Insurance operations	263	201	210
Eliminations/reclassifications	(37)	(28)	(26)

Total gross revenues	$4,163	$4,077	$3,742

Depreciation on leases:
Financing operations	$1,561	$1,502	$1,480
Insurance operations	--	--	--

Total depreciation on leases	$1,561	$1,502	$1,480

Interest expense:
Financing operations	$579	$1,167	$992
Insurance operations	--	--	--

Total interest expense	$579	$1,167	$992

Operating and administrative expenses:
Financing operations	$535	$491	$486
Insurance operations	34	40	36
Eliminations/reclassifications	11	9	7

Total operating and administrative expenses	$580	$540	$529

Provision for credit losses:
Financing operations	$351	$604	$263
Insurance operations	--	--	--

Total provision for credit losses:	$351	$604	$263

Provision for income taxes:
Financing operations	$359	$54	$139
Insurance operations	34	13	20

Total provision for income taxes	$393	$67	$159

Net Income:
Financing operations	$551	$85	$199
Insurance operations	50	25	44

Net Income	$601	$110	$243

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Selected Quarterly Financial Data (Unaudited)

	Net financing revenues	Interest expense	Provision for credit losses	Net income (loss)
	(Dollars in millions)

Fiscal 2004:
First quarter	$272	$231	$109	$50
Second quarter	474	87	78	215
Third quarter	457	115	76	204
Fourth quarter	426	146	88	132

Total	$1,629	$579	$351	$601

Fiscal 2003:
First quarter	$120	$431	$122	$(29)
Second quarter	233	332	127	4
Third quarter	361	192	151	93
Fourth quarter	323	212	204	42

Total	$1,037	$1,167	$604	$110

Note 18 – Subsequent Events

On April 1, 2004, the Company completed the sale of substantially all of its interests in Toyota Services de Mexico, S.A. de C.V. (“TSM”) and Toyota Services de Venezuela, C.A. (“TSV”), and its minority interest in BTB, to TFSA. For regulatory purposes, Mexico and Brazil require two shareholders; therefore, TMIS retained one share of TSM stock and two shares of BTB stock. Because the transaction involved entities all under the common control of TFSC, the Company accounted for the transaction based on the historical cost basis. As such, the Company deconsolidated and transferred its equity interests in the above entities to TFSA based on the historical basis in the interests of $27.5 million. In consideration for the ownership interests, TFSA issued two one-year interest-bearing promissory notes to TMCC totaling $12.5 million, the fair market value of the interests sold. The notes bear interest at 1.61% annually, interest compounded semi-annually, with principal and interest payable on March 31, 2005. The remaining $15 million (the difference between the fair market value and the historical basis of the interests sold) was recorded as a non-cash dividend from TMCC to TFSA. As such, no gain or loss was recognized on the transaction.

Although the Company has sold its interests in these entities, it continues to guarantee certain TSV and BTB liabilities. TMCC provides guarantees in favor of TSV to Venezuelan banks for uncommitted credit facilities totaling $35 million. TMCC would be required to perform under these guarantees should TSV default on payments as a result of financial insolvency. Refer to Note 15 – Commitments and Contingencies for a description of the BTB guarantee. TMCC has not been required to perform under the TSV and the BTB guarantees as of April 30, 2004.

In April 2004, TMCC executed a reciprocal credit agreement with TFSA under which each company may borrow up to $100 million from the other. As of April 30, 2004, TFSA has borrowed $11.5 million from TMCC under the above credit agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period of this annual report, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of such disclosure controls and procedures in place pursuant to Rule 13a-15(b) of the Exchange Act. Based on the evaluation, the CEO and CFO concluded that the disclosure controls and procedures provided reasonable assurance of effectiveness as of the end of the period of this annual report.

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the Company’s most recent fiscal year that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of TMCC as of April 30, 2004.

Name	Age	Position

George Borst	55	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSA Director, TFSC
Tadashi Nagashino	52	Director, Executive Vice President and Treasurer, TMCC Director, Executive Vice President and Treasurer, TFSA
David Pelliccioni	56	Director, Group Vice President and Secretary, TMCC
John Stillo	51	Vice President and Chief Financial Officer, TMCC Vice President and Chief Financial Officer, TFSA
Ryuji Araki	64	Director, TMCC; Director, TFSC; Executive Vice President, TMC Board of Directors
Hideto Ozaki	58	Director, TMCC; Chairman of the Board of Directors and Chief Executive Officer, TFSA; President and Director, TFSC
Yoshio Ishizaka	64	Director, TMCC; Director, TFSC; Executive Vice President, TMC Board of Directors
Yukitoshi Funo	57	Director, TMCC Managing Officer, TMC
James Press	57	Director, TMCC Managing Officer, TMC

All directors of TMCC are elected annually and hold office until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Borst was named Director, President, and Chief Executive Officer of TMCC in October 2000. Mr. Borst was named Director, President, and Chief Operating Officer of TFSA in April 2004. Mr. Borst was named director of TFSC in June 2003. From August 2000 to March 2004, Mr. Borst served as Director, Secretary, and Chief Financial Officer of TFSA. From April 1997 to September 2000, Mr. Borst was Director and Senior Vice President and General Manager of TMCC and Senior Vice President of TMS. From January 1993 to May 1997, Mr. Borst was Group Vice President of TMS. Mr. Borst has been employed with TMCC and TMS, in various positions, since 1985.

Mr. Nagashino was named Director, Executive Vice President, and Treasurer of TMCC in January 2003 and Director, Executive Vice President, and Treasurer of TFSA in April 2004. From January 2002 to December 2002, Mr. Nagashino served as General Manager for the Planning Department in the TMC Accounting Division. From January 1997 to December 2001, Mr. Nagashino was Project General Manager for the Secretarial Division of TMC. From January 1996 to December 1996, he was the Deputy General Manager of the TMC Financial Planning & Insurance Department in the Finance Division. From January 1992 to December 1995, Mr. Nagashino was Managing Director of Toyota Motor Finance, UK. Mr. Nagashino has been employed with TMC, in various positions worldwide, since 1975.

Mr. Pelliccioni was named Director, Group Vice President – Sales, Marketing and Operations, and Secretary of TMCC in January 2002. From August 2001 to January 2002, Mr. Pelliccioni was Vice President – Sales, Marketing and Operations of TMCC. From May 1999 to August 2001, Mr. Pelliccioni was Vice President – Field Operations of TMCC. From 1998 to August 2001, Mr. Pelliccioni was Vice President of TMS. Mr. Pelliccioni has been employed with TMCC and TMS, in various positions, since 1988.

Mr. Stillo was named Vice President and Chief Financial Officer of TMCC in 2001. Mr. Stillo was named Vice President and Chief Financial Officer of TFSA in April 2004. From June 2000 to January 2001, Mr. Stillo was Executive Vice President, Investments and Capital Planning at Associates First Capital Corporation. From August 1997 to June 2000, Mr. Stillo was Executive Vice President and Comptroller at Associates First Capital Corporation.

Mr. Araki was named Director of TMCC in September 1995, and Director of TFSC in July 2000. Mr. Araki was named Executive Vice President of TMC’s Board of Directors in June 2001. Mr. Araki was Director of TFSA from August 2000 to July 2001. Mr. Araki was Senior Managing Director of TMC’s Board of Directors from June 1999 to June 2001 and has served on TMC’s Board of Directors since September 1992. From June 1997 to June 1999, Mr. Araki was Managing Director of TMC. Mr. Araki has been employed with TMC, in various positions, since 1962.

Mr. Ozaki was named Director of TMCC in October 1999 and President and Director of TFSC in July 2000. Mr. Ozaki was named Chairman of the Board of Directors and Chief Executive Officer of TFSA in April 2004. From August 2000 to March 2004, Mr. Ozaki served as Director and President of TFSA. From June 1999 to June 2000, Mr. Ozaki was Director of TMC. From September 1997 to June 1999, Mr. Ozaki was the general manager of the finance division of TMC. From January 1997 to August 1997, Mr. Ozaki was the Project General Manager of the Finance Division of TMC. From January 1994 to December 1996, Mr. Ozaki was the Project General Manager of the Accounting Division of TMC. Mr. Ozaki has been employed with TMC, in various positions, since 1968.

Mr. Ishizaka was named Director of TMCC in October 2000, and Executive Vice President of TMC’s Board of Directors in June 2001. Mr. Ishizaka was Senior Managing Director of TMC from June 1999 to June 2001. From June 1996 to June 1999, Mr. Ishizaka was President of TMS. From September 1992 to June 1999, Mr. Ishizaka was Director of TMC. Mr. Ishizaka has been employed with TMC, in various positions, since 1964.

Mr. Funo was named Director of TMCC and President, Chief Executive Officer, and Director of TMS in June, 2003. In 2000, Mr. Funo was named a Director of TMC, a title that was changed to Managing Officer in 2003. In that role he continued to supervise Toyota’s operations for the Americas. In 2001, his duties were expanded to include overseeing government and industrial affairs. In 1997, Mr. Funo was named Senior Vice President of TMS. Mr. Funo has been employed with TMC, in various positions worldwide, since 1970.

Mr. Press was named Director of TMCC in July 1999. He is also Chief Operating Officer, Director and Executive Vice President of TMS, positions he has held since February 2001, June 1996 and April 1999, respectively. In June, 2003, he was appointed a Managing Officer of TMC. From April 1998 to March 1999, he was a Senior Vice President and General Manager of Automotive Operations for TMS. From April 1995 to March 1998, Mr. Press was Senior Vice President and General Manager of Lexus. Mr. Press has been employed with TMS, in various positions, since 1970.

Audit Committee Financial Expert

The Company’s board of directors has determined that Mr. Stillo qualifies as an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company does not list its securities on the New York Stock Exchange or the American Stock Exchange or quote its securities on the NASDAQ. Accordingly, the audit committee financial expert is not subject to the independence requirements of the respective exchange listing standards within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. Mr. Stillo is not independent due to his current position as Vice President and Chief Financial Officer of TMCC.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the principal executive officer, principal financial officer, and the principal accounting officer of TMCC. The code of ethics is available to any person without charge upon written request to:

   Toyota Motor Credit Corporation
   19001 South Western Avenue
   Torrance, CA 90509    Attention: Brian Holbrook, Legal Department

Any waiver from or amendment to the Company’s Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, and the principal accounting officer must be authorized by the Board of Directors or a committee of the Board of Directors duly authorized by the Board of Directors to do so. All waivers shall be publicly disclosed as required by applicable SEC regulations.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid to the Company’s Principal Executive Officer and the most highly compensated executive officers whose salary and bonus for the latest fiscal year exceeded $100,000, for services rendered in all capacities to the Company for the years ended March 31, 2004, 2003 and 2002.

						Long Term Compensation
		Annual Compensation				Awards
Name and Principal Position	Period	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options/ SARS (#) [7]	All Other ($) [8,9,10,11,12]

George Borst	2004	$402,840	$300,915	$68,119	[3]	5,000	$34,601
Chief Executive Officer	2003	$373,080	$273,025	--		5,000	$30,746
Principal Executive Officer	2002	$355,440	$196,330	--		2,000	$28,298

David Pelliccioni [1]	2004	$289,039	$172,140	--		2,000	$24,868
Group Vice President	2003	$261,480	$167,760	$74,296	[4]	--	$21,968
	2002	$224,312	$99,075	--		--	$19,016
John Stillo [2]	2004	$295,320	$162,280	--		--	$23,861
Chief Financial Officer	2003	$279,420	$116,130	--		--	$22,683
	2002	$186,947	$56,250	$75,605	[5]	--	$13,707
Tadashi Nagashino	2004	$261,095	$44,001	$65,692	[6]	--	$4,874

1	During fiscal 2002, Mr. Pelliccioni was appointed as Group Vice President and member of the TMCC Board of Directors. The compensation presented for Mr. Pelliccioni for fiscal 2002 reflects amounts earned for services to the Company in all capacities for the full fiscal year.

2	Mr. Stillo joined the Company during fiscal 2002. The compensation presented for Mr. Stillo for fiscal 2002 reflects amounts earned for services to the Company during the partial period of the fiscal year served.

3	$49,392 of the reported amount represents payment of a portion of the costs for a home office to be used for Company related business.

4	$65,000 of the reported amount represents a country club initiation fee.

5	$72,105 of the reported amount represents relocation costs.

6	$53,434 of the reported amount represents the value of housing provided to Mr. Nagashino.

7	Pursuant to the Toyota Global Incentive Plan, during fiscal 2004, TMC granted Mr. Borst and Mr. Pelliccioni 50 options and 20 options, respectively. During fiscal 2003, TMC granted Mr. Borst 50 options. Each stock option is exercisable for 100 shares of stock of TMC. Pursuant to the Toyota Global Incentive Plan, the Company acquired certain warrants during fiscal 2002. Each warrant is exercisable for 100 shares of stock of TMC. The Company granted Mr. Borst an option to acquire 20 warrants during fiscal 2002.

8	Amounts for fiscal 2004 include the Company’s allocated contribution under the TMS Savings Plan (the “Plan”), a tax-qualified 401(k) Plan, and under the Deferred Compensation Plan (the “Deferred Plan”), a non-qualified deferred compensation plan. Participants in the Plan may elect, subject to applicable law, to contribute up to 15% of their base compensation on a pre-tax basis to which the Company adds an amount equal to two-thirds of the first 6% of the employee’s contribution. Participants in the Deferred Plan may elect, subject to applicable law, to contribute 6% to 15% of their base compensation on a pre-tax basis that is above the federal limit and up to 100% of their annual bonus, less applicable FICA taxes to which the Company adds an amount equal to two-thirds of the first 6% of the employee’s base pay contribution. Participants are vested 25% each year with respect to the Company’s contribution in both the Plan and the Deferred Plan and are fully vested after four years. Subject to the limitations of the Plan and the Deferred Plan, employee and Company contributions are invested in various investment options at the discretion of the employee. For fiscal 2004, the following amounts relate to the Plan: $8,298 (Borst), $8,155 (Pelliccioni), and $8,159 (Stillo). For fiscal 2004, the following amounts relate to the Deferred Plan: $6,904 (Borst), $2,013 (Pelliccioni), and $3,006 (Stillo).

9	Amounts for fiscal 2004 include TMCC’s cost of providing coverage under a health care plan for executives which provides for an annual reimbursement of up to $5,000 in health care expenses for each of the named individuals and his family not covered under TMCC’s basic medical plan available to all employees. In addition, under this plan the named individuals are entitled to receive an annual physical at a specified medical facility. For the 2004 fiscal year, the following amounts relate to the executive medical plan: $6,569 (Borst), $6,774(Pelliccioni), $5,996 (Stillo) and $4,874 (Nagashino).

10	Amounts for fiscal 2004 include TMCC’s cost of providing coverage under disability plans for executives. Under the plans, the named individuals are entitled to receive a benefit equal to 75% of the named individual’s base pay plus bonus. One of the policies may be converted into a long-term care policy upon retirement. For the 2004 fiscal year, the following amounts relate to the executive disability plan: $4,002 (Borst), $1,464 (Pelliccioni), and $2,316 (Stillo).

11	Amounts for fiscal 2004 include the Company’s cost of providing additional life insurance under an executive life insurance plan. All employees of TMCC receive coverage equal to two times annual base salary. Under the additional life insurance plan, the named individuals receive coverage equal to an additional one times annual base salary, up to an aggregate under both plans of $2.5 million. In addition, the Company contributes a fixed amount each year to the policy’s cash value. For the 2004 fiscal year, the following amounts relate to the executive life insurance plan: $7,148 (Borst), $4,782 (Pelliccioni), and $3,544 (Stillo).

12	Amounts for fiscal 2004 include the Company’s cost of providing personal excess liability coverage for bodily injury, property damage and personal injury liability in a maximum amount equal to $10,000,000 for Mr. Borst and Mr. Pelliccioni and $5,000,000 for Mr. Stillo. The named individuals must maintain certain levels of underlying coverage to qualify for the excess coverage. For the 2004 fiscal year, the following amounts relate to this coverage: $1,680 (Borst), $1,680 (Pelliccioni), and $840 (Stillo).

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

Final Average Annual	Annual Benefits for Years of Credited Service
Compensation	15	20	25

$50,000	$15,000	$20,000	$25,000
$100,000	$30,000	$40,000	$50,000
$150,000	$45,000	$60,000	$75,000
$200,000	$60,000	$80,000	$100,000
$250,000	$75,000	$100,000	$125,000
$300,000	$90,000	$120,000	$150,000
$350,000	$105,000	$140,000	$175,000
$400,000	$120,000	$160,000	$200,000
$450,000	$135,000	$180,000	$225,000
$500,000	$150,000	$200,000	$250,000
$550,000	$165,000	$220,000	$275,000
$600,000	$180,000	$240,000	$300,000
$650,000	$195,000	$260,000	$325,000
$700,000	$210,000	$280,000	$350,000
$750,000	$225,000	$300,000	$375,000
$800,000	$240,000	$320,000	$400,000
$850,000	$255,000	$340,000	$425,000
$900,000	$270,000	$360,000	$450,000

All full-time employees of TMCC, Toyota Credit de Puerto Rico Corp, and TMCC’s insurance subsidiaries are eligible to participate in the TMS Pension Plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon final average compensation, final average bonus, and years of credited service. Final average compensation is defined as the average of the participant’s base rate of pay, plus overtime, during the highest-paid 60 consecutive months prior to the earlier of termination or normal retirement. Final average bonus is defined as the highest average of the participant’s fiscal year bonus, and basic seniority-based cash bonus for non-managerial personnel, over a period of 60 consecutive months prior to the earlier of termination or normal retirement. A participant generally becomes eligible for the normal retirement benefit at age 62, and may be eligible for early retirement benefits starting at age 55.

The annual normal retirement benefit under the Pension Plan, payable monthly, is an amount equal to the number of years of credited service (up to 25 years) multiplied by the sum of (i) 2% of the participant’s final average compensation less 2% of the estimated annual Social Security benefit payable to the participant at normal retirement and (ii) 1% of the participant’s final average bonus. The normal retirement benefit is subject to reduction for certain benefits under any union-sponsored retirement plan and benefits attributable to employer contributions under any defined-contribution retirement plan maintained by TMS and its subsidiaries or any affiliate that has been merged into the TMS Pension Plan.

The TMS Supplemental Executive Retirement Plan (TMS SERP), a non-qualified non-contributing benefit plan, authorizes a benefit to be paid to eligible executives, including Mr. Borst, Mr. Pelliccioni, and Mr. Stillo. Benefits under the TMS SERP, expressed as an annuity payable monthly, are based on 2% of the executive’s compensation recognized under the plan multiplied by the years of service credited under the plan (up to a maximum of 30), offset by benefits payable under the TMS Pension Plan and the executive’s primary Social Security benefit. A covered participant’s compensation may include base pay and a percentage (not in excess of 100%) of bonus pay, depending on the executive’s length of service in certain executive positions. Similarly, an additional one-half year or one-quarter of service is credited under the TMS SERP for each year of service as an officer above the vice president level at or below that level, respectively. The years of service specified below include such additional service credit. No benefit is payable under the TMS SERP to an executive unless the executive’s termination of employment occurs on a date, after the executive reaches age 55, that is agreed in writing by the President of TMS and the executive; and the executive is vested in benefits under the TMS Pension Plan, or unless the executive accepts an invitation to retire extended by the President of TMS.

Mr. Borst is a participant in the TMS Pension Plan and the TMS SERP, and had 25 years of total credited service as of March 31, 2004. Based upon years of credited service allocable to TMCC, Mr. Borst may be entitled to receive approximately $116,000 in annual pension plan benefits when Mr. Borst reaches age 62. Mr. Borst is also entitled to receive pension benefits from TMS based upon services to and compensation by TMS.

Mr. Pelliccioni is a participant in the TMS Pension Plan and the TMS SERP, and had 17 years of total credited service as of March 31, 2004. Based upon years of credited service allocable to TMCC, Mr. Pelliccioni may be entitled to receive approximately $38,000 in annual pension plan benefits when Mr. Pelliccioni reaches age 62. Mr. Pelliccioni is also entitled to receive pension benefits from TMS based upon services to and compensated by TMS.

Mr. Stillo is a participant in the TMS Pension Plan and the TMS SERP, and had 3 years of total credited service as of March 31, 2004. Based upon years of credited service allocable to TMCC, Mr. Stillo may be entitled to receive approximately $22,000 in annual pension plan benefits when Mr. Stillo reaches age 62.

Toyota Global Incentive Plan

During fiscal 2004, TMC granted stock options to 67 global executives of TMC and TMC affiliated companies under the Toyota Global Incentive Plan. Two executives of TMCC were recipients of the stock options, as presented in the tables below.

OPTION / SAR GRANTS IN LAST FISCAL YEAR
	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted [1]	% of Total options/SARs Granted to Employees in Fiscal Year [2]	Exercise or Base Price ($/Sh) [3]	Expiration Date	5% ($)	10% ($)

George Borst	5,000	71%	$25.94	7/31/2009	$39,872	$94,470
David Pelliccioni	2,000	29%	$25.94	7/31/2009	$15,949	$37,788

1	Each stock option is exercisable for 100 shares of stock of Toyota Motor Corporation, the Company's ultimate parent. TMC granted 50 options to Mr. Borst and 20 options to Mr. Pelliccioni.

2	The percentage listed above reflects the relative percentage of the total options received by the Company’s executives during fiscal 2004. The grants received by the above-named individuals amounted to 4.3% of the total option grants made during the last fiscal year to Toyota executives worldwide pursuant to the Toyota Global Incentive Plan.

3	The exercise price per share is equal to ¥3,116 per share, the closing price of Toyota Motor Corporation shares on the Tokyo Stock Exchange on August 1, 2003 x 1.025. The exercise price per share included in the above table was calculated using the exchange rate of $1 = ¥120.12 as in effect on August 1, 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired on Exercise	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

George Borst	None	$0	2,000 / 10,000	$7,098 / $118,539
David Pelliccioni	None	$0	0 / 2,000	$0 / $22,578

Compensation of Directors

No amounts are paid to members of the TMCC Board of Directors for their services as directors.

Compensation Committee Interlocks and Insider Participation

Members of the Executive Committee of the Board of Directors, which consists of the directors of TMCC other than Mr. Araki and Mr. Ishizaka, participate in decisions regarding the compensation of the executive officers of the Company. Certain of the members of the Executive Committee are current executive officers and directors of the Company. Certain of the members of the Executive Committee are also current executive officers and directors of TFSC and TMS and its affiliates and participate in compensation decisions for those entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date hereof, all of TMCC’s capital stock is owned by TFSA. As of March 31, 2004, TMCC’s directors and named executive officers, individually and as a group, owned less then 1% of the total outstanding stock of TMC, the Company’s ultimate parent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions between the Company, TFSA, TFSC, TMS, and others are included in Note 2 – Summary of Significant Accounting Policies, Note 12 – Pension and Other Benefit Plans, Note 14 – Related Party Transactions, Note 15 – Commitment and Contingent Liabilities and Note 18 – Subsequent Events of the Notes to the Consolidated Financial Statements, as well as Item 1 and Item 7. Certain directors and executive officers of TMCC are also directors and executive officers of TFSA, TFSC, TMS, and TMC as described in Item 10.

Certain employees of TMCC and its affiliates, including certain executive officers and directors of TMCC, have purchased MTNs from TMCC. Each of the notes outstanding at March 31, 2004 had an original term of ten years. The interest rate was fixed at inception at a rate equal to 0.80% above the rate for ten-year Treasury notes. The notes were required to be in a minimum principal amount of $100,000. Each holder of a note has a one-time option to convert his note at par to a floating rate note bearing interest at LIBOR plus 0.15%. Each holder also has the right to require TMCC to repurchase each note, in whole but not in part, at its then market value, as determined by TMCC. The executive officers of TMCC who owned the MTNs during the last fiscal year were George Borst ($500,000) and John Stillo ($200,000).

Under a program available to certain levels of management of the Company, the following executive officers and directors of the Company have mortgage loans from the Company secured by residential real property. All of these loans were made prior to July 30, 2002.

Name/Title	Amount Outstanding During the Last Fiscal Year	Amount Outstanding as of March 31, 2004	Interest Rate
	(Dollars in thousands)

George Borst
President, Chief Executive
Officer and Director	$1,565	$1,506	3.22%
David Pelliccioni
Director, Group Vice
President and Secretary	$456	--	3.22%
John Stillo
Vice President and
Chief Financial Officer	$1,695	$1,655	2.56%
James Press
Director	$1,576	$1,539	2.47%

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company by PriceWaterhouseCoopers LLP, the Company’s principal accounting firm.

	Years ended March 31,
	2004	2003
	(Dollars in thousands)

Audit fees	$1,272	$1,046
Audit-related fees	151	1,603
Tax fees	221	328
All other fees	78	2,908

Total fees	$1,722	$5,885

Audit fees billed for fiscal 2004 and 2003 include the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and comfort letters and consents in connection with the Company’s funding transactions.

Audit-related fees billed in fiscal 2004 and fiscal 2003 include attestation services, consulting on various accounting standards, and consulting services related to the Sarbanes-Oxley Act.

Tax fees billed in fiscal 2004 and fiscal 2003 include assistance with tax consultation, planning services, assistance in connection with tax audits, and tax return preparation services provided to expatriate employees.

Other fees billed in fiscal 2004 relate to an information security project unrelated to the financial statements. Substantially all of the other services billed in fiscal 2003 relate to an information technology project completed in fiscal 2003.

Auditor Fees Pre-approval Policy

In 2003, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy requires that all services provided to the Company by PriceWaterhouseCoopers LLP, the Company’s independent auditor, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee. All the services provided since adoption of the policy were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)Financial Statements

Included in Part II, Item 8 of this Form 10-K. See Index to Financial Statements on page 55.

    (2)Exhibits

The exhibits listed on the accompanying Exhibit Index, starting on page 106, are filed as part of, or incorporated by reference into, this Report.

(b)Reports on Form 8-K

        The following reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2004:

    Date of Report             Items Reported

    February 6, 2004          Item 12. Disclosure of Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 21st day of June 2004.

TOYOTA MOTOR CREDIT CORPORATION
By /s/ George E. Borst
George E. Borst President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 21st day of June 2004.

Signature	Title
/s/ George E. Borst George E. Borst	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ Tadashi Nagashino Tadashi Nagashino	Executive Vice President and Treasurer and Director
/s/ John F. Stillo John F. Stillo	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Larry Spangler Larry Spangler	Corporate Controller (Principal Accounting Officer)
/s/ David Pelliccioni David Pelliccioni	Director
/s/ Yukitoshi Funo Yukitoshi Funo	Director
/s/ James Press James Press	Director

	EXHIBIT INDEX
Number Exhibit	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(6)

4.1	Issuing and Paying Agency Agreement dated August 1, 1990 between TMCC and Bankers Trust Company	(3)

4.2(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(4)

4.2(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(5)

(1)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Registration Statement on Form S-1, File No. 33-22440.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.2 filed with the Company's Report on Form 10-K for the year ended September 30, 1990, Commission File number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.1(a), filed with the Company's Registration Statement on Form S-3, File No. 33-52359.
(5)	Incorporated herein by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.
(6)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.

	EXHIBIT INDEX
Number Exhibit	Description	Method of Filing

4.2(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(40)

4.3(a)	Fourth Amended and Restated Agency Agreement dated October 1, 2002 among TMCC, JPMorgan Chase Bank and JPMorgan Bank Luxembourg S.A	(24)

4.3(b)	Amendment No. 1 to the Fourth Amended and Restated Agency Agreement, dated September 30, 2003 among TMCC, JPMorgan Chase Bank and JPMorgan Bank Luxembourg, S.A.	(41)

4.4	TMCC has outstanding certain long-term debt as set forth in Note 9 of the Notes to Consolidated Financial Statements. Not filed herein as an exhibit, pursuant to Item 601(b) (4)(iii)(A) of Regulation S-K under the Securities Act of 1933, is any instrument which defines the rights of holders of such long-term debt, where the total amount of securities authorized thereunder does not exceed 10% of the total assets of TMCC and its subsidiaries on a consolidated basis. TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request

10.1	Form of Indemnification Agreement between TMCC and its directors and officers	(12)

10.2	Five-year Credit Agreement dated September 12, 2002 among TMCC, Bank of America N.A., as Administrative Agent, JPMorgan Chase Bank as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd. and Citibank, N.A. as Documentation Agents, Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager and the other Banks named therein	(13)

10.3(a)	364-Day Credit Agreement dated September 12, 2002 among TMCC, Bank of America N.A. as Administrative Agent, JPMorgan Chase Bank as Syndication Agent, The Bank of Tokyo-Mitsubishi Ltd., and Citibank, N.A. as Documentation Agents, Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager and the other Banks named therein	(23)

(12)	Incorporated herein by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form S-1, Commission File No. 33-22440.
(13)	Incorporated herein by reference to Exhibit 10.16 filed with the Company's Report on Form 10-Q for the quarter ended September 30, 2002, Commission File No. 1-9961.
(23)	Incorporated herein by reference to Exhibit 10.15 filed with the Company's Report on Form 10-Q for the quarter ended September 30, 2002, Commission File No. 1-9961.
(24)	Incorporated herein by reference to Exhibit 4.3 filed with the Company's Report on Form 10-Q for the quarter ended September 30, 2002, Commission File No. 1-9961.
(40)	Incorporated herein by reference to Exhibit 4.1(c) filed with the Company's Registration Statement on Form S-3, Commission File No. 333-113680.
(41)	Incorporated herein by reference to Exhibit 4.1 filed with the Company's Report on Form 10-Q for the quarter ended September 30, 2003, Commission File number 1-9961.

	EXHIBIT INDEX
Number Exhibit	Description	Method of Filing

10.3(b)	First Amended and Restated 364 Day Facility Credit Agreement, dated September 11, 2003 among TMCC, Bank of America, N.A., and Other Lenders Party Thereto	(42)

10.4(a)	Toyota Motor Sales, U.S.A., Inc. Supplemental Executive Retirement Plan *	(10)

10.4(b)	Amendment 2003-1 to the Toyota Motor Sales, U.S.A., Inc. Supplemental Executive Retirement Plan *	(43)

10.5(a)	Toyota Motor Sales, U.S.A., Inc. 401(k) Excess Plan *	(11)

10.5(b)	Amendment 2003-1 to the Toyota Motor Sales, U.S.A., Inc. 401(k) Excess Benefit Plan *	(43)

10.6	Form of Agreement for the Grant of an Option to Acquire Warrants to Subscribe for Common Stock of Toyota Motor Corporation *	(39)

10.7	Fiscal Year 2003 Form of Option Agreement for the Grant of Options to Acquire the Common Stock of Toyota Motor Corporation *	(43)

10.8	Amended and Restated Trust and Servicing Agreement dated as of October 1, 1996 by and among TMCC, TMTT, Inc., as titling trustee and U.S. Bank National Association, as trust agent	(18)

10.9	Credit Support Agreement dated July 14, 2000 between TFSC and TMC	(29)

10.10	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC	(29)

(10)	Incorporated herein by reference to Exhibit 10.1 filed with the Company's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.2 filed with the Company's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(18)	Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Lease Trust 1997-A's Report on Form 8-A dated December 23, 1997, Commission File No. 333-26717.
(29)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(39)	Incorporated herein by reference to Exhibit 10.8 filed with the Company's Report on Form 10-K for the year ended March 31, 2002, Commission File No. 1-9961.
(42)	Incorporated herein by reference to Exhibit 10.2 filed with the Company's Report on Form 10-Q for the quarter ended September 30, 2003, Commission File No. 1-9961.
(43)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-K for the year ended March 31, 2003, Commission File No. 1-9961.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

	EXHIBIT INDEX
Number Exhibit	Description	Method of Filing

10.11	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS	(33)

10.12	Shared Services Agreement dated October 1, 2000 between TMCC and TMS	(32)

10.13	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC	(33)

10.14	Medium Term Note Agreements *	(35)

10.15	Mortgage Loans Agreements *	(44)

10.16	364 Day Facility Credit Agreement, dated September 11, 2003 among TCPR, Bank of America, N.A., and the Other Lenders Party Thereto	(45)

10.17	Credit Agreement (Secondary) dated as of March 15, 2004 among TMCC, Bank of America, N.A., and Other Lenders Party Thereto	Filed Herewith

10.18	Fiscal Year 2004 Form of Option Agreement for the Grant of Options to Acquire the Common Stock of Toyota Motor Corporation *	Filed Herewith

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

21.1	TMCC's list of subsidiaries	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

(32)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(33)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(35)	Incorporated herein by reference to Exhibit 10.1 filed with the Company's Report on Form 10-Q for the quarter ended December 31, 2002, Commission File No. 1-9961.
(44)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-K for the year ended March 31, 2003, Commission File No. 1-9961.
(45)	Incorporated herein by reference to Exhibit 10.1 filed with the Company's Report on Form 10-Q for the quarter ended September 30, 2003, Commission File No. 1-9961.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.