Form 10-Q
period 2004-06-30
TOYOTA MOTOR CREDIT CORP
filed 2004-08-16
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-9961

TOYOTA MOTOR CREDIT CORPORATION

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3775816 (I.R.S. Employer Identification No.)
19001 S. Western Avenue Torrance, California (Address of principal executive offices)	90509 (Zip Code)

Registrant's telephone number, including area code:                 (310) 468-1310

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
Yes        No    X

As of July 31, 2004, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in Millions)

	June 30, 2004	March 31, 2004
	(Unaudited)

ASSETS
Cash and cash equivalents	$868	$818
Investments in marketable securities	983	1,125
Finance receivables, net	33,785	32,460
Investments in operating leases, net	7,869	7,685
Other assets	2,414	2,766

Total Assets	$45,919	$44,854

LIABILITIES AND SHAREHOLDER'S EQUITY
Notes and loans payable	$37,692	$36,822
Other liabilities	2,394	2,363
Deferred income taxes	2,177	2,178

Total Liabilities	42,263	41,363

Commitments and Contingencies (See Note 8)
Shareholder's Equity:
Capital stock, $l0,000 par value (100,000 shares authorized;
issued and outstanding 91,500)	915	915
Retained earnings	2,698	2,531
Accumulated other comprehensive income	43	45

Total Shareholder's Equity	3,656	3,491

Total Liabilities and Shareholder's Equity	$45,919	$44,854

See Accompanying Notes to Consolidated Financial Statements

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in Millions)
(Unaudited)

	Three Months Ended June 30,
	2004	2003

Financing Revenues:
Leasing	$563	$584
Retail financing	341	290
Wholesale and other dealer financing	53	49

Total financing revenues	957	923
Depreciation on leases	389	420
Interest expense	115	231

Net financing revenues	453	272
Insurance premiums earned and contract revenues	53	45
Investment and other income	29	36

Net financing revenues and other revenues	535	353

Expenses:
Operating and administrative	145	134
Provision for credit losses	46	109
Insurance losses and loss adjustment expenses	31	27

Total expenses	222	270

Income before provision for income taxes	313	83
Provision for income taxes	123	33

Net Income	$190	$50

See Accompanying Notes to Consolidated Financial Statements

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Dollars in Millions)
(Unaudited)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE AT MARCH 31, 2003	$915	$1,930	$18	$2,863
Net income for the three months ended
June 30, 2003	--	50	--	50
Change in net unrealized gain on
available-for-sale marketable securities	--	--	23	23

Total comprehensive income	--	50	23	73
BALANCE AT JUNE 30, 2003	$915	$1,980	$41	$2,936

BALANCE AT MARCH 31, 2004	$915	$2,531	$45	$3,491
Net income for the three months ended June 30, 2004	--	190	--	190
Change in net unrealized gain on
available-for-sale marketable securities	--	--	(8)	(8)

Total comprehensive income	--	190	(8)	182
Distribution of net assets to TFSA	--	(23)	6	(17)

BALANCE AT JUNE 30, 2004	$915	$2,698	$43	$3,656

See Accompanying Notes to Consolidated Financial Statements

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income	$190	$50
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative fair value adjustments	(75)	38
Depreciation and amortization	485	458
Provision for credit losses	46	109
Decrease in other assets	38	126
Increase in other liabilities	127	108

Total adjustments	621	839

Net cash provided by operating activities	811	889

Cash flows from investing activities:
Purchase of investments in marketable securities	(180)	(222)
Disposition of investments in marketable securities	225	466
Acquisition of finance receivables	(13,079)	(11,785)
Collection of finance receivables	11,548	9,842
Acquisition of investments in operating leases	(1,085)	(769)
Disposals of investments in operating leases	544	442

Net cash used in investing activities	(2,027)	(2,026)

Cash flows from financing activities:
Proceeds from issuance of notes and loans payable	2,201	1,141
Payments on notes and loans payable	(1,226)	(2,086)
Net change in commercial paper	305	1,837

Net cash provided by financing activities	1,280	892

Net increase (decrease) in cash and cash equivalents	64	(245)
Cash and cash equivalents at the beginning of the period	818	980
Decrease in cash in connection with the distribution of net assets to TFSA	(14)	--

Cash and cash equivalents at the end of the period	$868	$735

Supplemental disclosures:
Interest paid	$163	$171

Income taxes paid	$8	$32
Non-cash investing and financing activities in connection with the distribution of net assets to TFSA:
Decrease in assets	$133	--
Decrease in liabilities	$130	--

See Accompanying Notes to Consolidated Financial Statements

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data

The accompanying information pertaining to the three months ended June 30, 2004 and 2003 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of those expected for any other interim period or for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies, and other notes to the consolidated financial statements included in Toyota Motor Credit Corporation’s 2004 Annual Report to the SEC on Form 10-K. References herein to “TMCC” denote Toyota Motor Credit Corporation and references herein to “the Company” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

On April 1, 2004, the Company transferred substantially all of its interests in Toyota Services de Mexico, S.A. de C.V. (“TSM”) and Toyota Services de Venezuela, C.A. (“TSV”), and its minority interest in Banco Toyota do Brazil (“BTB”), to its parent, Toyota Financial Services Americas (“TFSA”). The transfer of the $17 million net carrying value of the Company’s interests in these entities was accounted for as a distribution of assets and, accordingly, a reduction of shareholder’s equity.

Note 2 – Finance Receivables

Finance receivables, net consisted of the following:

	June 30, 2004	March 31, 2004
	(Dollars in millions)

Retail receivables	$24,504	$22,693
Finance leases	3,710	4,325
Wholesale and other dealer loans	6,643	6,571

	34,857	33,589
Unearned income	(647)	(747)

Finance receivables, net of unearned income	34,210	32,842
Allowance for credit losses	(425)	(382)

Finance receivables, net	$33,785	$32,460

Finance leases included estimated unguaranteed residual values of $1.3 billion at both June 30 and March 31, 2004. The aggregate balances related to finance receivables 60 or more days past due totaled $133 million and $115 million at June 30 and March 31, 2004, respectively. Substantially all retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Finance Receivables (Continued)

As part of management’s quarterly evaluation, the allowance for credit losses related to the Company’s retail and wholesale and other dealer loans portfolios was adjusted to reflect changes in estimated credit losses. These adjustments were recorded to reflect the growth in these portfolios and the increased level of non-Toyota/Lexus dealers receiving wholesale and other dealer financing.

Note 3 – Investments in Operating Leases

Investments in operating leases, net consisted of the following:

	June 30, 2004	March 31, 2004
	(Dollars in millions)

Vehicles	$9,841	$9,700
Equipment and other	712	688

	10,553	10,388
Accumulated depreciation	(2,597)	(2,565)
Allowance for credit losses	(87)	(138)

Investments in operating leases, net	$7,869	$7,685

The aggregate balances related to investments in operating leases, net of 60 or more days past due totaled $33 million and $23 million at June 30 and March 31, 2004, respectively.

As part of management’s quarterly evaluation, the allowance for credit losses related to the Company’s operating lease portfolio was adjusted to reflect changes in the estimate of credit losses. Notwithstanding the increase in 60-day delinquencies on the operating lease portfolio from March 2004 to June 2004, driven, in part, by seasonal variations, overall delinquencies and credit loss results on this portfolio are expected to improve. Accordingly, management reduced the allowance for credit losses related to the operating lease portfolio consistent with its expectation of future results.

Note 4 – Allowance for Credit Losses

An analysis of the allowance for credit losses follows:

	Three Months Ended June 30,
	2004	2003
	(Dollars in millions)

Allowance for credit losses at beginning of period	$520	$462
Provision for credit losses	46	109
Charge-offs	(69)	(80)
Recoveries	18	11
Other	(3)	--

Allowance for credit losses at end of period	$512	$502

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Derivatives and Hedging Activities

The following table summarizes the net unrealized gains and losses included in the Company’s derivative fair value adjustment, which is included in interest expense.

	Three Months Ended June 30,
	2004	2003
	(Dollars in millions) Unrealized (Gain)/Loss

Ineffectiveness related to designated hedges	$32	$2
Amortization of de-designated hedges	(49)	--
Currency basis swaps [1]	(25)	--
Non-designated hedges
Interest rate swaps	(25)	18
Interest rate caps	(7)	19
Other	(1)	(1)

Derivative fair value adjustment	$(75)	$38

1	Currency basis swaps used in combination with interest rate swaps to convert U.S. dollar debt to U.S. dollar denominated payments are not eligible for hedge accounting.

Note 6 – Notes and Loans Payable

Notes and loans payable and the related weighted average interest rates are summarized as follows:

			Wtd. Avg. Int. Rates [1]
	June 30,	March 31,	June 30,	March 31,
	2004	2004	2004	2004
	(Dollars in millions)

Commercial paper	$8,400	$8,094	1.13%	1.05%
Notes and loans payable	27,642	26,787	1.47%	1.32%
Fair value adjustment [2]	1,650	1,941

Notes and loans payable	$37,692	$36,822	1.38%	1.26%

1	Includes the effect of certain interest rate swap agreements and cross currency interest rate swap agreements. Rates represent the weighted average interest on the outstanding debt portfolio as of the date presented.

2	Adjusts debt in designated hedge relationships to fair market value.

Included in notes and loans payable are unsecured notes denominated in various foreign currencies totaling $11 billion at June 30 and March 31, 2004. Concurrent with the issuance of these unsecured notes, the Company entered into cross currency interest rate swap agreements or a combination of interest rate swaps coupled with currency basis swaps to convert non-U.S. dollar debt to U.S. dollar denominated payments.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Notes and Loans Payable (Continued)

At June 30, 2004 and March 31, 2004, notes and loans payable of $173 million and $226 million, respectively, were collateralized by retail finance receivables of $207 million and $261 million respectively, arising from a securitization transaction accounted for as a collateralized borrowing. The retail finance receivables serve as collateral for the payment of the notes and loans payable and are therefore restricted from TMCC’s creditors.

Note 7 – Liquidity Facilities and Letters of Credit

The following table summarizes the Company’s committed and uncommitted facilities:

	Committed		Uncommitted		Unused Facilities
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2004	2004	2004	2004	2004	2004
	(Dollars in millions)

364-day syndicated bank credit facilities	$4,000	$4,000	$--	$--	$4,000	$4,000
5-year syndicated bank credit facility - TMCC	1,400	1,400	--	--	1,400	1,400
Letters of credit facilities	--	--	55	55	53	53

Total facilities	$5,400	$5,400	$55	$55	$5,453	$5,453

The 364-day syndicated bank credit facilities consist of $3.6 billion and $0.4 billion for TMCC and TCPR, respectively at June 30, 2004 and March 31, 2004.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies

Guarantees and Commitments

TMCC has entered into certain guarantees and commitments. As of June 30, 2004, TMCC has not recorded any liabilities under such arrangements. The maximum commitment amounts under the guarantees and commitments as of June 30, 2004 are summarized in the table below:

Maximum Commitment Amount
(Dollars in millions)

Credit facilities with vehicle and industrial equipment dealers and affiliates	$3,752
Guarantees of affiliate pollution control and solid waste disposal bonds	148
Lease commitments	130
Revolving liquidity notes related to securitizations	48
Guarantees of affiliate debt	35

Total guarantees and commitments	$4,113

The Company provides variable rate credit facilities to vehicle and industrial equipment dealers. These credit facilities may be used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate. The Company obtains a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover the Company’s exposure under such agreements. The Company prices the credit facilities according to the risks assumed in entering into the credit facility and reviews amounts funded under these facilities for collectibility in conjunction with its quarterly evaluation of the allowance for credit losses. The Company also provides financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.

In addition, the $90 million commitment to Toyota de Puerto Rico Corp., a subsidiary of Toyota Motor Sales, USA Inc.(“TMS”) discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 is included in the table above under credit facilities with vehicle and industrial equipment dealers and affiliates. Any loans outstanding under this revolving line of credit are not guaranteed by TMS and are unsecured. In April 2004, TMCC entered into a reciprocal credit agreement with TFSA which allows each company to borrow up to $100 million from the other at a daily market interest rate, generally the federal funds rate, determined on the date of each advance, with no stated maturity date. This commitment is included in the table above under “Credit facilities with vehicle and industrial equipment dealers and affiliates”. Of the total credit facilities available to equipment dealers and affiliates, $2.3 billion is outstanding at June 30, 2004.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Commitments and Contingencies (Continued)

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

These guarantees include provisions whereby TMCC is entitled to reimbursement by the benefactor manufacturing facilities for all principal and interest paid and fees incurred on behalf of the benefactor manufacturing facilities and to default interest on those amounts. TMCC receives an annual fee of $100,000 for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2004.

At June 30, 2004, minimum future commitments under lease agreements to which the Company is a lessee are as follows: fiscal years ending 2005 — $20 million; 2006 – $18 million; 2007 – $16 million; 2008 – $11 million; 2009 — $9 million; and thereafter – $56 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Commitments and Contingencies (Continued)

In certain securitization structures, revolving liquidity notes (“RLN”) are used in lieu of deposits to a cash reserve fund. The securitization trust may draw upon the RLN to cover any shortfall in interest and principal payments to investors. The Company funds any draws, and the terms of the RLN obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under the RLN are subordinated to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into a reserve account. If collections are insufficient to repay amounts outstanding under a RLN, the Company will recognize a loss for the outstanding amounts. The Company must fund the entire amount available under the RLN into a reserve account if the Company’s short term unsecured debt rating is downgraded below P-1 or A-1 by Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Group, a division of the McGraw-Hill Companies, Inc., respectively. No amounts were outstanding under the RLN as of June 30, 2004.

As described in Note 18 – Subsequent Events in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, following the transfer of the Company’s interests in TSM, TSV, and BTB to TFSA, TMCC continues to guarantee $30 million of certain credit facilities of BTB, as discussed further below. During the quarter ended June 30, 2004, the Company reduced the maximum amount guaranteed of TSV debt from $35 million to $5 million, as discussed further below.

TMCC has guaranteed payments of up to $30 million in principal, interest, fees, and expenses with respect to the offshore bank loan of BTB. This guarantee will remain in effect until the loan is repaid in full, and TMCC elects to terminate the guarantee. The loan matures in November 2004. Under the terms of the guarantee, TMCC would be required to perform on behalf of BTB should BTB default on payments for any reason including, but not limited to, financial insolvency, cross border payment restrictions, and other sovereign restrictions on offshore payments. TMCC has entered into a separate indemnity agreement with BTB. The indemnity agreement includes provisions whereby TMCC is entitled to reimbursement from BTB. TMCC has not been required to perform under the BTB guarantee as of June 30, 2004.

TMCC has guaranteed payments of up to $5 million in principal, interest, fees, and expenses with respect to a Venezuelan bank credit facility on behalf of TSV. The credit facility would allow TSV to borrow up to the amount of the guarantee for a period of one year. The guarantee will remain in effect until the loan is repaid in full, and TMCC elects to terminate the guarantee. Under the terms of the guarantee, TMCC would be required to perform on behalf of TSV should TSV default on payments as a result of financial insolvency. The Company has entered into a separate reimbursement agreement with TSV which includes provisions whereby TMCC is entitled to reimbursement from TSV in the event TSV defaults under its loan agreement covered by this guarantee and TMCC is called upon to perform its guarantee obligations. TMCC has not been required to perform under the TSV guarantee as of June 30, 2004.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties, or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of June 30, 2004, the Company does not believe it is probable that it will have to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of June 30, 2004.

Receivable Repurchase Obligations

The Company sells discrete pools of retail finance receivables to wholly owned consolidated bankruptcy remote special purpose entities (“SPE”). TMCC makes certain representations and warranties to the SPE, and the SPE makes corresponding representations and warranties to the securitization trust, relating to receivables sold in a securitization. TMCC and the SPE may be required to repurchase any receivables in the event of a breach of a representation and warranty relating to the receivable that materially and adversely affects the interest of the SPE, or securitization trust, as applicable. In addition, TMCC, as servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer with respect to the receivable that materially and adversely affects the interest of the securitization trust or of certain extensions or modifications of a receivable as to which TMCC, as servicer, does not commit to make advances to fund reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable and accrued interest. These provisions are customary for securitization transactions. No receivables were repurchased during the quarter ended June 30, 2004.

Advancing Requirements

As servicer, TMCC is required to advance certain shortfalls in obligor payments to the related securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for these advances from collections on all receivables before making other required payments. These provisions are customary for securitization transactions. No advances were outstanding at June 30, 2004.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Commitments and Contingencies (Continued)

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company’s business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for these claims. However, based on information currently available, the advice of counsel, and established reserves, in the opinion of management, the ultimate liability resulting therefrom will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions

As of June 30, 2004, there have been no material changes to the related party agreements or relationships as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, except for the reciprocal credit agreement with TFSA described in Note 7. The tables below summarize amounts included in the Company’s consolidated balance sheets and statements of income for the fiscal periods presented under various related party agreements or relationships:

	June 30, 2004	March 31, 2004
	(Dollars in millions)

Assets:
Finance receivables with affiliates	$76	$75
Intercompany receivables	$14	$1
Notes receivable under home loan program	$7	$7
Other	$4	$3
Liabilities:
Intercompany payables	$30	$48

	Three Months Ended June 30,
	2004	2003
	(Dollars in millions)

Revenues:
Manufacturers' subvention support and other revenues	$52	$45
Affiliate insurance premiums and commissions revenue	$15	$11
Expenses:
Shared services charges	$20	$23
Credit support fees incurred	$4	$5
Pension plan expense	$4	$4
Rent expense and other amounts incurred	$2	$2

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Segment Information

Financial results for the Company’s operating segments are summarized below:

	June 30, 2004	March 31, 2004
	(Dollars in millions)

Assets:
Financing operations	$44,972	$43,948
Insurance operations	1,191	1,137
Eliminations/reclassifications	(244)	(231)

Total assets	$45,919	$44,854

	Three Months Ended June 30,
	2004	2003
	(Dollars in millions)

Gross revenues:
Financing operations	$983	$950
Insurance operations	65	62
Eliminations/reclassifications	(9)	(8)

Total gross revenues	$1,039	$1,004

Net Income:
Financing operations	$179	$39
Insurance operations	11	11

Net Income	$190	$50

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Toyota Motor Credit Corporation (“TMCC”) and its consolidated subsidiaries, collectively referred to herein as the “Company”, is wholly owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation which is a wholly owned subsidiary of Toyota Financial Services Corporation, a Japanese corporation. On April 1, 2004, the Company transferred substantially all of its interests in Toyota Services de Mexico, S.A. de C.V. and Toyota Services de Venezuela, C.A., and its minority interest in Banco Toyota do Brazil, to its parent, TFSA. The transfer of the $17 million net carrying value of the Company’s interests in these entities was accounted for as a distribution of assets and, accordingly, a reduction of shareholder’s equity.

Refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 for a more complete description of the Company’s business, including a description of sources of revenue, performance measures, and competitors.

Operating Summary

The Company reported net income of $190 million during the quarter ended June 30, 2004, compared with net income of $50 million for the same period in the prior year. Financial results for the quarter ended June 30, 2004 were influenced by a number of factors including continued improvement in the Company’s credit loss experience, and reduced funding costs, including a positive adjustment to the fair value of the Company’s derivative instruments. The volume of new contracts purchased primarily from Toyota and Lexus vehicle dealers remained relatively constant at 246,000 and 247,000 contracts during the quarters ended June 30, 2004 and 2003, respectively. The Company experienced a decrease in its consumer retail and lease finance market share of Toyota and Lexus vehicles, excluding fleet sales and sales of an independent distributor, from 47.9% for the quarter ended June 30, 2003 to 43.9% for the quarter ended June 30, 2004. While contract volume remained level and overall market share declined, earning assets continued to increase due to new vehicle contract volume exceeding liquidations during the quarter ended June 30, 2004, as well as the cumulative effect of a reduction in securitization activity during the last fiscal year. In addition, the amount of wholesale and other dealer loans outstanding at June 30, 2004 has increased substantially when compared to June 30, 2003 primarily due to the increase in the number of vehicle dealers receiving vehicle wholesale financing.

During the quarter ended June 30, 2004, financing revenues increased $34 million or 4% to $957 million when compared to the same period in the prior year due to the increase in earning assets, partially offset by a general decline in the earnings rate, or portfolio yield, of the Company’s earning assets portfolio. The decline in the earnings rate resulted from declines in market interest rates and the level of competitive pricing pressure.

The Company continued to benefit from low short-term interest rates as a portion of its funding is based upon LIBOR. Additionally, the recent rise in two and three-year swap rates in the past few quarters resulted in favorable mark-to-market adjustments on the Company’s derivative portfolio. The combination of these two factors contributed to a $116 million or 50% reduction in overall interest expense for the quarter ended June 30, 2004 when compared to the same period in the prior year.

Overall, the Company increased its capital position by $0.2 billion bringing total equity to $3.7 billion at June 30, 2004. The Company’s debt-to-equity position improved from 10.5 to 10.3 at March 31, 2004 and June 30, 2004, respectively. Additionally, reserves as a percentage of gross earning assets declined from 1.37% at June 30, 2003 to 1.21% at June 30, 2004, reflecting the improvement in overall portfolio credit quality.

Business Outlook

The Company anticipates fiscal 2005 results will be influenced by the level of new vehicle retail and lease contract volume, the continued use of Toyota Motor Sales, U.S.A., Inc. (“TMS”) subvention support and the level of competitive pricing pressure. During the last several fiscal years the Company reduced its reliance on vehicle lease financing programs and focused primarily on retail financing programs. In light of recent trends indicating potential improvements in the vehicle lease market, including stabilized used vehicle prices and rising market interest rates, the Company is evaluating options to increase its vehicle leasing volume while maintaining its emphasis on the retail financing market. In addition to the anticipated growth in vehicle lease volume, the Company also expects continued growth in the number of dealers receiving wholesale and other dealer financing as a result of its focus on building dealer relationships.

The sustainability of the Company’s financial results depends on the Company’s ability to maintain gross margin while facing increased competition and rising interest rates. The Company intends to take a balanced approach to matching increases in financing rates to increases in costs of funds in a highly competitive marketplace. The Company expects operating and administrative costs to increase as a result of costs incurred under its technology initiative and general business growth, although, as a percentage of earning assets, expenses are expected to be consistent with fiscal 2004.

The Company’s vehicle retail and lease delinquency and credit loss results continue to improve when compared with prior periods. This improvement resulted from recently implemented operational and technological efficiencies and processes, and current favorable economic trends. Management remains cautiously optimistic that current levels of delinquencies and credit losses on these portfolios will continue for the remainder of fiscal 2005. As discussed in the “Financial Condition – Net Earning Assets” section of this MD&A, the number of vehicle dealers receiving wholesale and other dealer financing from the Company, including the number of non-Toyota/Lexus dealers, has increased substantially from June 30, 2003 compared to June 30, 2004. The Company expects that this growth in non-Toyota/Lexus wholesale and other dealer financing may increase the degree of credit risk assumed by the Company as well as the concentration of credit risk within a particular dealer group. To date this change has not had a material effect on delinquencies or credit losses related to the Company’s wholesale and other dealer loan portfolio.

During the latter half of fiscal 2004 and the first quarter of fiscal 2005, used vehicle prices stabilized, and the U.S. economy improved. Management’s view of the impact of these favorable trends on the used vehicle market is tempered by several observations. Recent employment reports have indicated a mixed performance following several months of a strengthening jobs market. Although economic conditions have improved, short-term interest rates have risen and are projected to rise in the near term, while fuel costs have remained at elevated levels. As a result of these recent trends, management remains cautious regarding the residual risk it underwrites.

The foregoing information and the other information in this MD&A under the caption “Outlook” contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may include estimates, projections and statements of the Company’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Refer to the “Cautionary Statement for Purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995” section of this MD&A for a detailed discussion regarding words used to identify such statements and factors that could cause actual results to differ materially from those expressed or implied by such statements.

FINANCIAL CONDITION

Net Earning Assets

The composition of the Company’s net earning assets is summarized below:

	June 30,	March 31,	June 30,	% Change
	2004	2004	2003	June 30, 2004 to	June 30, 2004 to
	(Dollars in millions)			March 31, 2004	June 30, 2003
Net Earning Assets [1]
Finance receivables, net
Retail finance receivables, net	$24,019	$22,264	$17,972	8%	34%
Finance leases, net	3,164	3,645	4,694	(13%)	(33%)
Wholesale and other dealer loans, net	6,602	6,551	5,679	1%	16%

Total finance receivables, net	33,785	32,460	28,345	4%	19%
Investments in operating leases, net	7,869	7,685	7,900	2%	--

Net earning assets	$41,654	$40,145	$36,245	4%	15%

Wholesale and Other Dealers (Number of dealers serviced)
Toyota and Lexus Dealers [2]	644	633	588
Vehicle dealers outside of the
Toyota/Lexus dealer network	369	373	293

Total number of wholesale dealers receiving vehicle wholesale financing

	1,013	1,006	881

Dealer inventory financed (units)	170,000	166,000	142,000

1	Certain prior period amounts have been reclassified to conform to current year presentation.
2	Includes wholesale and other loan arrangements in which the Company participates as part of a syndicate of lenders.

The increase in net earning assets at June 30, 2004 when compared to March 31, 2004 and June 30, 2003 was primarily driven by the continued growth in retail finance receivables, wholesale and other dealer loans, and investments in operating leases, partially offset by a reduction in finance lease receivables.

Retail finance receivables at June 30, 2004 increased when compared to the balance at March 31, 2004 as the volume of new vehicles financed under the Company’s retail financing programs exceeded liquidations during the quarter ended June 30, 2004 when compared to the quarter ended March 31, 2004. Retail finance receivables at June 30, 2004 increased when compared to the balance at June 30, 2003 due to both the volume of new vehicles financed under the Company’s retail financing programs exceeding liquidations and the cumulative effect of a reduction in securitization activity during the last fiscal year. The Company did not execute a securitization transaction in the first quarter of fiscal 2005. Additionally, during fiscal 2004, the Company entered into one securitization transaction totaling approximately $1.9 billion that qualified for sale accounting as compared with three such transactions totaling approximately $4.6 billion during fiscal 2003.

Wholesale and other dealer loans increased primarily due to increases in the number of vehicle dealers receiving vehicle wholesale financing when compared to June 30, 2003 and the corresponding increase in the amount of dealer inventory financed by the Company. The increase in the number of vehicle dealers receiving financing is attributable to the Company’s continued emphasis on developing dealer relationships. Many of the Toyota and Lexus dealerships serviced by the Company share common ownership, or are otherwise affiliated, with non-Toyota/Lexus dealerships. The growth in the numbers of non-Toyota/Lexus dealers receiving wholesale and other dealer financing by the Company reflects an increased emphasis on providing single-source financing for affiliated dealers with multiple franchises both within and outside of the Toyota and Lexus dealer franchise network. The Company believes that its single-source financing strategy will increase its retail and lease penetration, supporting continued growth in its retail finance and lease portfolios. However, this strategy also exposes the Company to a greater concentration of credit risk.

The increase in investment in operating leases and the related decrease in finance leases during the quarter ended June 30, 2004 resulted primarily from the Company’s revising on a prospective basis, the estimated economic life of its vehicles under lease. As a result of this revision, certain new leases that previously would have been classified as finance leases are now classified as investments in operating leases. In total, finance leases and investments in operating leases decreased due to the continued emphasis on retail financing programs. However, in light of recent trends indicating potential improvements in the vehicle lease market, including stabilized used vehicle prices and rising market interest rates, the Company is evaluating options to increase its vehicle leasing volume while maintaining its emphasis on the retail financing market.

Contract Volume

The composition of the Company’s contract volume and market share is summarized below:

	Three Months Ended June 30,		% Change
	2004	2003

Contract Volume:
Total vehicle retail contract volume	215,000	216,000	--
Total vehicle lease contract volume	31,000	31,000	--

Total contract volume	246,000	247,000	--

TMS subvened contract volume (included in the above table):
Vehicle retail contracts	82,000	91,000	(10%)
Vehicle leases	8,000	8,000	--

Total	90,000	99,000	(9%)

TMS subvention rates [1]:
Vehicle retail	38%	42%
Vehicle lease	26%	26%
Market share [2]:
Vehicle retail contracts	36.7%	39.8%
Vehicle leases	7.2%	8.1%

Total	43.9%	47.9%

1	TMS subvention rates represent subvened new and used contract volume as a percentage of total contract volume for vehicle retail contracts and vehicle lease contracts.

2	Market share represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by TMCC, excluding fleet sales and sales of a private Toyota distributor.

While total contract volume remained essentially level during the first quarter of fiscal 2005, the Company’s market share of total TMS volume decreased when compared to the first quarter of fiscal 2004. The level of TMS subvention support remained relatively consistent with prior periods; however total TMS vehicle sales increased approximately 12% over the comparable prior year period. During the first quarter of fiscal 2005 the Company increased rates charged on new retail and lease financing volume in response to rising market interest rates ahead of its competitors. This action increased the level of competitive pricing pressure on the Company’s non-subvened financing business, which affected the Company’s market share of TMS sales. Competitive pricing pressure eased near the end of the first quarter of fiscal 2005 as competitors increased rates in response to the current interest rate environment.

Refer to the “Financial Condition – Net Earning Assets” discussion of this MD&A for a discussion of the Company’s outlook on vehicle leasing volume.

RESULTS OF OPERATIONS

Total Financing Revenues

	Three Months Ended June 30,		% Change
	2004	2003

	(Dollars in millions)

Financing revenues:
Leasing	$563	$584	(4%)
Retail financing	341	290	18%
Wholesale and other dealer financing	53	49	8%

Total financing revenues	$957	$923	4%

Overall portfolio yield	5.97%	6.84%

Total financing revenues increased primarily due to higher retail financing revenues, partially offset by a decline in leasing revenues. Retail financing revenues increased as a result of the continued growth in vehicle retail finance receivables, partially offset by reductions in retail portfolio yield. Leasing revenues declined primarily due to reductions in vehicle lease earning assets. The decline in overall yield is due to the declines in market interest rates, and the impact of competitive pricing pressure. The changes in leasing and retail financing revenues are consistent with the continued emphasis by the Company and TMS on subvened financing programs. Wholesale and other dealer financing revenue increased as a result of growth in wholesale and other dealer loans, partially offset by reductions in corresponding portfolio yield. Refer to the “Financial Condition” section of this MD&A for further discussion regarding changes in the Company’s earning asset portfolios.

Residual Value Risk

Depreciation on Operating Leases

The following table sets forth the items included in the Company’s depreciation on operating leases:

	Three Months Ended June 30,		% Change
	2004	2003

	(Dollars in millions, except per vehicle data)

Contractual depreciation	$362	$348	4%
Incremental depreciation	27	72	(63%)

Total depreciation on leases	$389	$420	(7%)

Average capitalized cost per vehicle	$32,931	$30,719
(Less) Average depreciable basis per vehicle	(16,703)	(15,913)

Average residual values per vehicle	$16,228	$14,806

Average depreciable basis percentage	50.7%	51.8%
Average operating lease units outstanding	307,000	315,000

Lower total depreciation expense on operating leases resulted from a decrease in incremental depreciation expense, partially offset by an increase in contractual depreciation. Incremental depreciation is taken to bring contractual residual values in line with expected end of term market values. Incremental depreciation also includes any net losses incurred at lease maturity. The decline in incremental depreciation expense during the first quarter of fiscal 2005 when compared to the same prior year period resulted primarily from the recent stabilization of used vehicle prices and from lower net losses incurred at lease maturity. The decrease in net losses incurred at lease maturity was attributable to a reduction in the number of leased vehicles returned at maturity and sold at auction. In prior periods, the Company recorded larger incremental depreciation expense in response to rapid declines in used vehicle prices.

Outlook

During the latter half of fiscal 2004 and the first quarter of fiscal 2005, used vehicle prices stabilized, and the U.S. economy improved. Management’s view of the impact of these favorable trends on the used vehicle market is tempered by several observations. Recent employment reports have indicated a mixed performance following several months of a strengthening jobs market. Although economic conditions have improved, short-term interest rates have risen and are projected to rise in the near term, while fuel costs have remained at elevated levels. As a result of these recent trends, management remains cautious regarding the residual risk it underwrites.

Credit Risk

Allowance for Credit Losses and Credit Loss Experience

The following tables provide information related to the Company’s allowance for credit losses and credit loss experience:

	Three Months Ended June 30,		% Change
	2004	2003

	(Dollars in millions)

Allowance for credit losses at beginning of period	$520	$462	13%
Provision for credit losses	46	109	(58%)
Charge-offs	(69)	(80)	(14%)
Recoveries	18	11	64%
Other	(3)	--	--

Allowance for credit losses at end of period	$512	$502	2%

	June 30,
	2004	2003

	(Dollars in millions)
Net credit losses as a percentage of average earning assets [1]	0.49%	0.75%
Aggregate balances 60 or more days past due	$166	$198
Over-60 day delinquencies as a percentage of gross earning assets	0.39%	0.54%
Allowance for credit losses as a percentage of gross earning assets	1.21%	1.37%

1	Net credit loss ratios have been annualized using three-month results.

Reductions in the provision for credit losses and total charge-offs, net of recoveries, as well as in the allowance for credit losses as a percentage of gross earning assets, reflect decreases in both the total number of contracts that defaulted (“frequency of occurrence”) and loss per occurrence (“loss severity”). The improvement in both the frequency and severity of losses during the three months ended June 30, 2004 compared to the same period in the prior year resulted, in large part, from several operational initiatives implemented during fiscal 2004, as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. Overall loss severity was also positively influenced by continued improvement in used vehicle prices, as evidenced by the increase in the Manheim Used Vehicle Value Index, a statistical index based on historical auction sales data, which moved from approximately 104 (as a percentage of January 1995 used car prices) at June 2003 to approximately 107 at June 2004. The Company’s delinquency experience during the three months ended June 30, 2004 compared to the same period in the prior year was positively influenced by the operational initiatives discussed above, as well as overall positive economic trends.

As part of management’s quarterly evaluation, the allowance for credit losses was adjusted at the portfolio level to reflect changes in the estimate of credit losses on the Company’s receivables portfolios. Notwithstanding the increase in 60-day delinquencies on the operating lease portfolio from March 2004 to June 2004, driven, in part, by seasonal variations, overall delinquencies and credit loss results on this portfolio are expected to improve. Accordingly, management reduced the allowance for credit losses related to the operating lease portfolio consistent with its expectation of future results. Additionally, management increased the allowance for credit losses on both its retail and wholesale and other dealer loan portfolios. These adjustments were recorded to reflect the growth in these portfolios and the increased level of non-Toyota/Lexus dealers receiving wholesale and other dealer financing. The result of these adjustments was a net decrease to the allowance for credit losses at June 2004 when compared to March 2004. Refer to the “Net Earning Assets” section within this MD&A for further discussion regarding the growth in the retail and wholesale and other dealer loan portfolios.

Outlook

As noted above, the Company’s vehicle retail and lease delinquency and credit loss results are trending favorably. Management remains cautiously optimistic that current levels of delinquencies and credit losses on these portfolios will continue for the remainder of fiscal 2005. As discussed in the “Financial Condition – Net Earning Assets” section of this MD&A, the number of vehicle dealers receiving wholesale and other dealer loans from the Company, including the number of non-Toyota/Lexus dealers, has increased substantially from June 30, 2003 compared to June 30, 2004. The Company expects that this growth in non-Toyota/Lexus wholesale and other dealer financing may increase the degree of credit risk assumed by the Company as well as the concentration of credit risk within a particular dealer group. To date this change has not had a material effect on delinquencies or credit losses related to the Company’s wholesale and other dealer loan portfolio.

Interest Expense

Interest expense is comprised of interest paid on notes and loans payable (including net settlements on interest rate swaps) and the Company’s derivative fair value adjustment.

	Three Months Ended June 30,		% Change
	2004	2003

	(Dollars in millions)

Interest on notes and loans payable, including net settlements on interest rate swaps	$190	$193	(2%)
Derivative fair value adjustment	(75)	38	--

Total interest expense	$115	$231	(50%)

Weighted average interest rate [1]	2.17%	2.52%
Weighted average outstanding debt	$34,992	$30,681

1	Represents the weighted average interest rates of the combined debt and derivatives portfolio for the periods presented.

The decline in total interest expense during the quarter ended June 30, 2004 when compared to the same period in the prior year was due to the change in the derivative fair value adjustment. The Company’s positive derivative fair value adjustment during the quarter ended June 30, 2004, which decreased interest expense, was primarily due to the amortization of the cumulative fair value adjustment for de-designated hedges, as well as the impact of increased market interest rates, particularly the two- and three-year swap rates, on the Company’s non-designated hedges. The Company’s negative derivative fair value adjustment during the quarter ended June 30, 2003, which increased interest expense, was mainly due to the impact of decreased market interest rates on the value of the Company’s non-designated hedges and caps.

The following table summarizes the components of the Company’s derivative fair value adjustment, which is included in interest expense.

	Three Months Ended June 30,
	2004	2003
	(Dollars in millions) Unrealized (Gain)/Loss

Ineffectiveness related to designated hedges	$32	$2
Amortization of de-designated hedges	(49)	--
Currency basis swaps [1]	(25)	--
Non-designated hedges
Interest rate swaps	(25)	18
Interest rate caps	(7)	19
Other	(1)	(1)

Derivative fair value adjustment	$(75)	$38

1	Currency basis swaps used in combination with interest rate swaps to convert U.S. dollar debt to U.S. dollar denominated payments are not eligible for hedge accounting.

The Company manages its exposure to market risks such as interest rate and foreign exchange risks with derivative instruments. These instruments include interest rate swaps, cross currency interest rate swaps, and purchased interest rate caps. Market risks are discussed further in Item 3, “Quantitative and Qualitative Disclosures About Market Risk”. The Company’s use of derivatives is limited to the reduction of the economic exposure inherent in otherwise unhedged positions. The Company is not a derivatives dealer and does not enter into derivatives transactions for trading purposes.

The Company enters into interest rate swap and cross currency interest rate swap agreements to convert certain fixed-rate assets and debt to variable-rate U.S. dollar assets and debt. The currency exposure for all foreign currency debt is hedged at issuance, using either cross currency interest rate swaps or a combination of interest rate swaps coupled with currency basis swaps to convert non-U.S. dollar debt to U.S. dollar denominated payments.

All derivative instruments are recorded as assets or liabilities at fair value in the Consolidated Balance Sheet. Certain derivatives are linked to specific liabilities at inception and are designated as fair value hedges for accounting purposes (“designated hedges”). In certain instances, the Company may elect not to apply hedge accounting for specific interest rate swaps and interest rate caps (“non-designated hedges”). All designated hedge relationships are formally documented. This documentation includes the risk management objectives and strategies for undertaking the hedge, along with the method for assessing hedge effectiveness.

Refer to the “Use of Derivative Instruments” section in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 for further discussion about the Company’s use of derivatives.

Investment and Other Income

The following table summarizes the Company’s investment and other income:

	Three Months Ended June 30,		% Change
	2004	2003

	(Dollars in millions)

Income from retained interests	$17	$15	13%
Servicing fee income	8	11	(27%)

Investment income from securitizations	25	26	(4%)
Investment income from marketable
securities	6	6	--
Realized gains/(losses) on marketable
securities	(3)	4	--
Other income	1	--	--

Investment and other income	$29	$36	(19%)

Operating and Administrative Expenses

Operating and administrative expenses for the quarter ended June 30, 2004 increased slightly when compared to the same period in the prior year, primarily due to the growth in the Company’s business. However, the Company expects operating and administrative costs to increase as a result of costs incurred under its technology initiatives and general business growth, although, as a percentage of earning assets, expenses are expected to be consistent with fiscal 2004.

Selected Insurance Operations Results

The general financial condition and operating expenses of the insurance segment are included in the foregoing discussion of the overall financial condition and results of operations of the Company. Certain revenues and expenses specific to the Company’s insurance operations are discussed below.

	Three Months Ended June 30,		% Change
	2004	2003

	(Dollars in millions)

Insurance premiums earned and
contract revenues	$53	$45	18%
Insurance losses and loss adjustment
expenses	$31	$27	15%
Agreement volume (units)	274,000	254,000
Agreements in force (units)	3,121,000	2,718,000
Loss ratio	72%	76%

Insurance premiums earned and contract revenues from insurance operations increased for the quarter ended June 30, 2004 when compared to the same period in the prior year primarily due to increased contract volume and increases in total agreements in force.

Insurance losses and loss adjustment expenses increased for the quarter ended June 30, 2004 when compared to the same period in the prior year primarily due to an increased number of agreements in force.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the outstanding components of the Company’s funding sources.

	June 30, 2004	March 31, 2004
	(Dollars in millions)

Commercial paper	$8,400	$8,094
Unsecured term debt [1]	27,642	26,787
Securitized debt	173	226

Total notes and loans payable	36,215	35,107
Off-balance sheet securitization	3,474	4,121

Total funding	$39,689	$39,228

1	Includes fair value adjustments on debt in designated hedge relationships of $1.7 billion and $1.9 billion at June 30, 2004 and March 31, 2004, respectively, as described in Note 6 of the Consolidated Financial Statements.

The Company does not rely on any one source of funding and may choose to reallocate its funding activities depending upon market conditions, relative costs, and other factors. The Company believes that debt and securitization funding, combined with operating and investing activities, will provide sufficient liquidity to meet future funding requirements.

Commercial Paper

Commercial paper outstanding under the Company’s commercial paper programs ranged from approximately $8.0 billion to $9.3 billion during the quarter ended June 30, 2004, with an average outstanding balance of $8.7 billion. The Company’s commercial paper programs are supported by the liquidity facilities discussed later in this section. As an issuer rated A-1+/P-1 by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), respectively, in a $1.3 trillion commercial paper market, the Company believes there is ample capacity to meet its short-term requirements. In addition, the Company maintained excess cash and cash equivalents ranging from $0.2 million to $1 billion during the quarter ended June 30, 2004, with an average balance of $0.6 billion.

Unsecured Term Debt

During the quarter ended June 30, 2004, the Company issued approximately $2.2 billion of medium term notes (“MTNs”) and bonds with original maturities ranging from greater than one year to approximately fifteen years. At June 30, 2004, the Company had total MTNs and bonds outstanding of $27.4 billion, of which $11 billion were denominated in foreign currencies. The remaining maturities of all MTNs and bonds outstanding at June 30, 2004 ranged from less than one year to approximately fifteen years.

To provide for the issuance of debt securities in the U.S. capital market, the Company maintains a shelf registration with the SEC under which approximately $13.6 billion was available for issuance at July 31, 2004. Under the Company’s Euro MTN program, which provides for the issuance of debt securities in the international capital markets, the maximum aggregate principal amount authorized to be outstanding at any time is $20 billion, of which approximately $6.9 billion was available for issuance at July 31, 2004. The U.S. dollar and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, the Company may issue bonds in the U.S. and international capital markets that are not issued under its MTN or Euro MTN programs.

Securitization

The Company did not execute any securitization transactions in the quarters ended June 30, 2004 and 2003.

The Company’s securitization program is a significant source of liquidity as the Company holds over $24 billion in potentially securitizable retail finance receivables. The Company had $3.7 billion and $4.6 billion outstanding in securitized retail finance receivables as of June 30, 2004 and March 31, 2004, respectively. The Company currently maintains a shelf registration with the SEC relating to the issuance of securities secured by retail finance receivables. As of July 31, 2004, approximately $6.2 billion remained available for issuance under the registration statement. Refer to the “Off-Balance Sheet Arrangements” section in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 for further discussion about the Company’s securitization program.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, the Company maintains syndicated bank credit facilities with certain banks whose commitments aggregated $5.4 billion at June 30, 2004 and March 31, 2004. No amounts were outstanding under the syndicated bank credit facilities as June 30, 2004 and March 31, 2004, respectively. The 364-day syndicated bank credit facilities consist of $3.6 billion and $0.4 billion for TMCC and TCPR, respectively at June 30, 2004 and March 31, 2004. On July 30, 2004, the Company renewed and increased its 5-year syndicated bank credit facilities from $1.4 billion to $4.2 billion, of which $3.9 billion is available to TMCC and $0.3 billion is available to TCPR. Additionally, on July 30, 2004, the Company decreased its 364-day syndicated bank credit facilities from $4.0 billion to $2.1 billion, of which $2 billion is available to TMCC and $0.1 billion is available to TCPR.

The syndicated bank credit facilities do not contain any material adverse change clauses or restrictive financial covenants that would limit the ability of the Company or TCPR Corp. to borrow under their respective facilities. As of June 30, 2004, these facilities contained provisions that would have prevented the Company or TCPR Corp., as applicable, from borrowing (and could require repayment of any outstanding loans) if the Company’s long-term debt ratings from S&P or Moody’s were less than A and A2, respectively, (for TMCC) or TCPR Corp.‘s short-term debt ratings from S&P and Moody’s are less than A-2 and P-3, respectively (for TCPR Corp.), or if credit support arrangements acceptable to the rating agencies rating the Company’s and TCPR Corp’s debt were not maintained. In conjunction with the July 30, 2004 renewal of the bank credit facilities as described above, these provisions are no longer applicable.

	Committed		Uncommitted		Unused Facilities
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2004	2004	2004	2004	2004	2004
	(Dollars in millions)

364-day syndicated bank credit facilities	$4,000	$4,000	$--	$--	$4,000	$4,000
5-year syndicated bank credit facility - TMCC	1,400	1,400	--	--	1,400	1,400
Letters of credit facilities	--	--	55	55	53	53

Total facilities	$5,400	$5,400	$55	$55	$5,453	$5,453

Credit Ratings

As of July 31, 2004, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Senior Debt	Commercial Paper	Outlook
S&P	AAA	A-1+	Stable
Moody's	Aaa	P-1	Stable

Credit ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning nationally recognized statistical rating organization (“NRSRO”). Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

A detailed description of the Company’s securitization funding program is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. TMCC receives an annual fee of $100,000 for guaranteeing such payments. TMCC has also guaranteed the payments of principal and interest of offshore bank loans of certain international affiliates. The nature, business purpose, and amounts of these guarantees are described in Note 8 – Commitments and Contingent Liabilities of the Consolidated Financial Statements. Other than the fee discussed above, there are no corresponding expenses or cash flows arising from the Company’s guarantees, nor are any amounts recorded as liabilities on the Company’s consolidated balance sheet.

Lending Commitments

A detailed description of the Company’s lending commitments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004. While the majority of these credit facilities and financing arrangements are secured, approximately 20% at June 30, 2004 are unsecured. The credit facilities and financing arrangements with vehicle and industrial equipment dealers and affiliates totaled $3.8 billion of which $2.3 billion was outstanding as of June 30, 2004.

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of June 30, 2004, the Company does not believe it is probable that it will have to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of June 30, 2004.

Receivable Repurchase Obligations

The Company sells discrete pools of retail finance receivables to wholly owned consolidated bankruptcy remote special purpose entities (“SPE”). TMCC makes certain representations and warranties to the SPE, and the SPE makes corresponding representations and warranties to the securitization trust, relating to receivables sold in a securitization. TMCC and the SPE may be required to repurchase any receivables in the event of a breach of a representation and warranty relating to the receivable that materially and adversely affects the interest of the SPE, or securitization trust, as applicable. In addition, TMCC, as servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer with respect to the receivable that materially and adversely affects the interest of the securitization trust or of certain extensions or modifications of a receivable as to which TMCC, as servicer, does not commit to make advances to fund reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable and accrued interest. These provisions are customary for securitization transactions. No receivables were repurchased during the quarter ended June 30, 2004.

Advancing Requirements

As servicer, TMCC is required to advance certain shortfalls in obligor payments to the related securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for these advances from collections on all receivables before making other required payments. These provisions are customary for securitization transactions. No advances were outstanding at June 30, 2004.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following:

•	changes in demand for Toyota and Lexus products
•	changes in economic conditions
•	a decline in the market acceptability of leasing or retail financing
•	the effect of competitive pricing on interest margins
•	changes in vehicle and component pricing due to the appreciation of the Japanese yen against the U.S. dollar
•	the effect of governmental actions
•	changes in tax laws or the Company's tax position
•	the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing changes in vehicle returns and net losses incurred at lease maturity
•	the continuation of, and if continued, the level and type of special programs offered by TMS
•	the ability of the Company to successfully access the U.S. and international capital markets
•	the effect of any NRSRO actions
•	increases in market interest rates or other changes in costs associated with the Company's debt funding
•	implementation of new technology systems or failure to successfully implement the Company's disaster recovery program
•	continuation of factors causing changes in delinquencies and credit losses
•	changes in the fiscal policy of any government agency which increases sovereign risk
•	monetary policies exercised by the European Central Bank and other monetary authorities
•	effect of any military action by or against the U.S., as well as any future terrorist attacks, including any resulting effect on general economic conditions, consumer confidence and general market liquidity
•	with respect to the effect of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation
•	inability of a party to the Company's syndicated credit facilities or credit support agreements to perform when required
•	losses resulting from default by any vehicle or industrial equipment dealers to which the Company has a significant credit exposure
•	default by any counterparty to a derivative contract
•	performance under any guaranty or comfort letter issued by the Company
•	changes in legislation and new regulatory requirements
•	changes in the current political, economic and regulatory risk in Argentina and related impact on its economy and monetary and fiscal policies

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Value at Risk

Currently, the Company’s primary market risk exposure is interest rate risk. The Company uses the Value at Risk (“VaR”) methodology to measure interest rate risk. The VaR model presents the potential loss in fair value for the Company’s portfolio from adverse changes in interest rates for a 30-day holding period within a 95% confidence interval using Monte Carlo simulation techniques. The methodology uses historical interest rate data to assess potential future losses from changes in market interest rates while holding other market risks constant. The model assumes that loan prepayments do not depend on the level of interest rates. All options in the debt and derivatives portfolio are included in the VaR calculation, with the exception of call options on debt instruments which are offset by the use of interest rate swaps with call options mirroring those in the underlying debt. These matched positions are not included in the VaR calculation as the resulting net exposure is not material.

The VaR and the average VaR of the Company’s portfolio as of, and for the three months ended, June 30, 2004 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:

	As of June 30, 2004	Average for the three months ended June 30, 2004
Mean portfolio value	$7.8 billion	$7.6 billion
VaR	$75 million	$64 million
Percentage of the mean portfolio value	0.96%	0.85%
Confidence level	95.0%	95.0%
	As of March 31, 2004	Average for the Year Ended March 31, 2004
Mean portfolio value	$7.4 billion	$6.2 billion
VaR	$47 million	$51 million
Percentage of the mean portfolio value	0.63%	0.82%
Confidence level	95.0%	95.0%

The Company’s calculated VaR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of the Company’s portfolio of financial instruments during the year. The increase in the mean portfolio value from March 31, 2004 to June 30, 2004 is primarily the result of increased earning assets. The increase in VaR as a percentage of the mean portfolio value is consistent with the increase in fixed rate earning assets partially offset with an increase in fixed rate debt and derivatives.

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

A summary of the unrealized gains and losses on equity investments included in the Company’s other comprehensive income assuming a 10% and 20% adverse change in market prices is presented below:

	June 30,	March 31,
	2004	2004
	(Dollars in millions)
Carrying value	$138	$132
Fair market value	$183	$176
Unrealized gain, net of tax	$28	$27
Estimated 10% adverse change, net of tax	$16	$16
Estimated 20% adverse change, net of tax	$5	$5

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

Foreign Exchange Risk

The Company issues debt in a variety of currencies, principally U.S. dollars, euros and Japanese Yen. As a matter of policy, currency exposure related to foreign currency debt is fully hedged at issuance through the execution of cross currency interest rate swaps or a combination of interest rate swaps coupled with currency basis swaps. Therefore, the Company believes that the market risk exposure to changes in currency exchange rates on its debt issuances is not material.

The Company is also exposed to foreign exchange risk related to equity and bond investments included in the investment portfolio of its insurance operations. These investments consist primarily of international equity funds and, to a lesser extent, bond funds which are incorporated into the overall investment portfolio to provide broader diversification of the investment assets. Substantially all of the market risk exposure to changes in currency exchange rates relates to the investments in international equity funds. These equity fund investments, and any related foreign exchange risk, are included in the market price risk analysis described above.

Counterparty Credit Risk

The Company has entered into reciprocal collateral arrangements with certain derivative counterparties to mitigate its exposure to the credit risk associated with the respective counterparty. At June 30, 2004, the Company held a net $86.7 million in collateral from counterparties.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at June 30, 2004, reduced by the effects of master netting agreements and collateral. At June 30, 2004, aggregate counterparty credit risk as represented by the fair value of the Company’s derivative instruments was approximately $1.8 billion (net of collateral held). Additionally, at June 30, 2004, all of the Company’s derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of “A” or better by NRSROs. The Company has not experienced a counterparty default and does not currently anticipate non-performance by any of its counterparties, and as such has no reserves related to non-performance as of June 30, 2004. In addition, many of the Company’s ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of the net counterparty credit exposure by credit rating is presented below:

	June 30,	March 31,
	2004	2004
Credit Rating	(Dollars in billions)
AAA	$0.9	$1.0
AA	0.8	0.9
A	0.1	0.2

Total net counterparty credit exposure	$1.8	$2.1

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month periods ended June 30, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 16, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period of this quarterly report, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of such disclosure controls and procedures in place pursuant to Rule 13a-15(b) of the Exchange Act. Based on the evaluation, the CEO and CFO concluded that the disclosure controls and procedures provided reasonable assurance of effectiveness as of the end of the period of this quarterly report.

The Company is currently in the process of reviewing and formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Changes have been made and will be made to the Company’s internal controls over financial reporting as a result of these efforts. However, there has been no change in the Company’s internal control over financial reporting identified in connection with the disclosure controls and procedures evaluation referred to above during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company’s business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for these claims. However, based on information currently available, the advice of counsel, and established reserves, in the opinion of management, the ultimate liability resulting therefrom will not have a material adverse effect on the Company’s consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company’s expectations and beliefs concerning future events. The Company cautions that its discussion of legal proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company’s evaluation of the possible liability from existing litigation.

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

(b)     Reports on Form 8-K

        The following reports on Form 8-K were filed by the registrant during the quarter ended June 30, 2004:

Date of Report      Items Reported

April 5, 2004           Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

May 11, 2004          Item 12. Disclosure of Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION (Registrant)
Date: August 16, 2004	By /s/ GEORGE E. BORST
George E. Borst President and Chief Executive Officer (Principal Executive Officer)
Date: August 16, 2004	By /S/ JOHN F. STILLO
John F. Stillo Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed Herewith

15.1	Report of Independent Accountants	Filed Herewith

15.2	Letter regarding unaudited interim financial information	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith