Form 10-Q
period 2004-09-30
TOYOTA MOTOR CREDIT CORP
filed 2004-11-22
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number  1-9961

TOYOTA MOTOR CREDIT CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3775816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19001 S. Western Avenue Torrance, California	90509
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (310) 468-1310

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   |X|   No   |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes |_|   No  |X|

As of October 31, 2004, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	September 30, 2004	March 31, 2004

		(Restated)
ASSETS

Cash and cash equivalents	$1,262	$818
Investments in marketable securities	942	1,125
Finance receivables, net	34,810	32,337
Investments in operating leases, net	7,991	7,590
Other assets	1,998	2,764

Total assets	$47,003	$44,634

LIABILITIES AND SHAREHOLDER’S EQUITY

Notes and loans payable	$38,745	$36,854
Other liabilities	1,959	1,992
Deferred income taxes	2,413	2,225

Total liabilities	43,117	41,071

Commitments and contingencies (See Note 8)

Capital stock, $l0,000 par value (100,000 shares authorized; issued and outstanding 91,500)	915	915
Retained earnings	2,928	2,604
Accumulated other comprehensive income	43	44

Total shareholder’s equity	3,886	3,563

Total liabilities and shareholder’s equity	$47,003	$44,634

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

		(Restated)		(Restated)
Financing revenues:
Leasing	$566	$591	$1,128	$1,175
Retail financing	372	323	720	627
Wholesale and other dealer financing	62	46	118	98

Total financing revenues	1,000	960	1,966	1,900

Depreciation on leases	391	383	780	803
Interest expense	192	91	303	326

Net financing revenues	417	486	883	771

Insurance premiums earned and contract revenues	54	44	103	86
Investment and other income	34	65	63	101

Net financing and other revenues	505	595	1,049	958

Expenses:
Operating and administrative	147	134	288	266
Provision for credit losses	50	78	96	187
Insurance losses and loss adjustment expenses	28	28	59	55

Total expenses	225	240	443	508

Income before provision for income taxes	280	355	606	450
Provision for income taxes	109	139	237	177

Net income	$171	$216	$369	$273

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
AND SHAREHOLDER’S EQUITY
(Dollars in millions)
(Unaudited)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE AT MARCH 31, 2003 (Restated)	$915	$1,963	$17	$2,895

Net income for the six months ended September 30, 2003 (Restated)	—	273	—	273
Change in net unrealized gain on available-for-sale marketable securities (net of tax)	—	—	17	17

Total comprehensive income (Restated)	—	273	17	290

BALANCE AT SEPTEMBER 30, 2003 (Restated)	$915	$2,236	$34	$3,185

BALANCE AT MARCH 31, 2004 (Restated)	$915	$2,604	$44	$3,563

Net income for the six months ended September 30, 2004	—	369	—	369
Change in net unrealized gain on available-for-sale marketable securities (net of tax)	—	—	(7)	(7)

Total comprehensive income	—	369	(7)	362

Distribution of net assets to TFSA		(23)	6	(17)
Advance to TFSA under credit agreement	—	(22)	—	(22)

BALANCE AT SEPTEMBER 30, 2004	$915	$2,928	$43	$3,886

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended September 30,

	2004	2003

		(Restated)
Cash flows from operating activities:
Net income	$369	$273
Adjustments to reconcile net income to net cash provided by operating activities:
De-designated hedge amortization	(96)	—
Derivative fair value adjustment	(11)	(36)
Depreciation and amortization	1,010	929
Recognition of deferred income	(143)	(140)
Provision for credit losses	96	187
Other assets
Decrease in other assets	95	62
Increase in derivative assets	346	—
Decrease in other liabilities	177	210

Net cash provided by operating activities	1,843	1,485

Cash flows from investing activities:
Purchase of investments in marketable securities	(384)	(1,212)
Disposition of investments in marketable securities	400	960
Acquisition of finance receivables	(26,260)	(23,809)
Collection of finance receivables	23,615	20,599
Proceeds from sale of finance receivables	—	1,825
Acquisition of investments in operating leases	(2,168)	(1,594)
Disposals of investments in operating leases	1,045	896

Net cash used in investing activities	(3,752)	(2,335)

Cash flows from financing activities:
Proceeds from issuance of notes and loans payable	4,232	2,815
Payments on notes and loans payable	(2,763)	(3,556)
Net change in commercial paper	920	1,295
Distribution of net assets to TFSA	(14)	—
Advance to TFSA under credit agreement	(22)	—

Net cash provided by financing activities	2,353	554

Net increase (decrease) in cash and cash equivalents	444	(296)

Cash and cash equivalents at the beginning of the period	818	980
Cash and cash equivalents at the end of the period	$1,262	$684

Supplemental disclosures:
Interest paid	$361	$343
Income taxes paid	$21	$39
Non-cash investing and financing activities in connection with the distribution of net assets to TFSA:
Decrease in assets	$133	—
Decrease in liabilities	$130	—

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data and Restated Financial Results

Interim Financial Data

The accompanying information pertaining to the three and six months ended September 30, 2004 and 2003 is unaudited and has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2004 are not necessarily indicative of those expected for any other interim period or for a full year.  Certain prior period amounts have been reclassified to conform with the current period presentation.

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s 2004 Annual Report to the SEC on Form 10-K.  As discussed below, the Company intends to file an amendment to its 2004 Annual Report to the SEC on Form 10-K.  References herein to “TMCC” denote Toyota Motor Credit Corporation and references herein to “the Company” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

During the first quarter of fiscal 2005, the Company transferred substantially all of its interests in Toyota Services de Mexico, S.A. de C.V. and Toyota Services de Venezuela, C.A. (“TSV”), and its minority interest in Banco Toyota do Brazil, S.A. (“BTB”), to its parent, Toyota Financial Services Americas Corporation (“TFSA”).  The transfer of the $17 million net carrying value of the Company’s interests in these entities was accounted for as a distribution of assets and, accordingly, a reduction of shareholder’s equity.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data and Restated Financial Results (Continued)

Restatement

In October 2004, the Company announced that as part of its ongoing review of accounting policies and in connection with its planned implementation of new transaction systems, management determined that the Company’s accounting methodology and the structure and design of certain financial systems relating primarily to the capitalization and amortization of incremental direct costs and fees was not in compliance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.  Incremental direct costs and incentive payments made to certain vehicle dealers were expensed when incurred rather than amortized over the life of the related contracts.  The majority of these costs and fees consisted of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers.  In addition, other incentives in the form of rate participation payments made to vehicle dealers were deferred and amortized using a method that was inconsistent with the revenue recognition method of the underlying contracts.  This resulted in a cumulative understatement of net financing and other revenues and overstatement of operating and administrative expenses, resulting in a cumulative understatement of net income, as well as a cumulative understatement of finance receivables, net, investments in operating leases, net, deferred income taxes, and retained earnings.  As a result, the Company determined that certain adjustments are necessary to the Company’s Consolidated Financial Statements as of March 31, 2004 and 2003 and for each of the fiscal years in the three-year period ended March 31, 2004 and the three months ended June 30, 2004.  After making this determination, the Company conducted a further review of its policies and determined that additional adjustments and reclassifications to the Consolidated Financial Statements were necessary.

These additional adjustments are required to correct the accounting treatment of notes payable during periods when the related derivative did not qualify for hedge accounting.  The Company did not properly record foreign currency transaction gains or losses for certain notes payable during these periods and did not properly determine the calculation of additional basis adjustments once the hedge was re-established on the notes payable.  These adjustments are reflected as a cumulative decrease in interest expense and investment and other income related to foreign currency transactions resulting in a cumulative decrease in net income in the Consolidated Statements of Income as well as a cumulative increase in notes and loans payable and a decrease in deferred income taxes and retained earnings in the Consolidated Balance Sheets.

Additionally, the reclassifications primarily related to unearned income that was reclassified to finance receivables, net and investments in operating leases, net, that had been previously misclassified in other liabilities.  The Company also recorded other adjustments that were previously deemed not material.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data and Restated Financial Results (Continued)

The combined results of all adjustments and reclassifications described above is a cumulative increase in net financing revenues and net income and a decrease in investment and other income, interest expense and operating and administrative expenses in the Consolidated Statements of Income, as well as a decrease in finance receivables, net, investments in operating leases, net, and other liabilities, and an increase in notes and loans payable, deferred income taxes and retained earnings in the Consolidated Balance Sheets.  The impact of these adjustments and reclassifications in any particular quarterly or annual period may vary from the cumulative impact described above.  The adjustments to the Consolidated Financial Statements resulted in differences in the timing of revenue recognition, but did not materially affect previously reported cash flows.

These adjustments and reclassifications are reflected in this Quarterly Report on Form 10-Q for the period ended September 30, 2004.  In addition, the Company intends to file amendments to its Quarterly Report on Form 10-Q for the period ended December 31, 2003, its Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and its Quarterly Report on Form 10-Q for the period ended June 30, 2004 that will include restated financial statements and amendments to related disclosures for the fiscal periods covered by those reports, including selected financial data for the fiscal years ended September 30, 1999 and 2000 and the six months ended March 31, 2001.  The Company will not issue debt under its U.S. dollar medium term notes program until the amended filings are submitted to the Securities and Exchange Commission (“SEC”).  The Company will also file these amendments in connection with its Euro medium term notes (“EMTN”) program and will not issue debt under the EMTN program until the amended filings are submitted to the United Kingdom Listing Authority.  The Company is working to complete these filings as soon as practicable.  In any event, the Company believes it has sufficient alternative sources of liquidity to fund its operations.

This Quarterly Report on Form 10-Q for the period ended September 30, 2004 includes restated financial statements and amendments to related disclosures for the three and six month periods ended September 30, 2003 and as of March 31, 2004.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data and Restated Financial Results (Continued)

The adjustments to net income for the three and six months ended September 30, 2003 are summarized below:

	Three Months Ended	Six Months Ended

	September 30, 2003

	(Dollars in millions)
Net income, as previously reported	$215	$265
Adjustments (pre-tax):
Dealer incentive payments	3	10
Rate participation payments	1	9
Incremental direct costs	1	2
Fair value adjustment	(1)	(10)
Other adjustments	(3)	2

Total adjustments (pre-tax)	1	13

Tax effect of restatement adjustments	—	(5)
Total net adjustments	1	8

Net income, as restated	$216	$273

The amounts shown for dealer incentive and rate participation payments and incremental direct costs represent the substantial portion of the net adjustments related to the acquisition of retail and vehicle lease contracts for the periods presented.  The fair value adjustment represents additional ineffectiveness recognized on certain foreign currency denominated notes payable.  The other adjustments primarily relate to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data and Restated Financial Results (Continued)

The Consolidated Balance Sheet as of March 31, 2004 included in this Form 10-Q has been restated to include the effects of the adjustments and reclassifications as follows:

	March 31, 2004

	As previously reported	As restated

	(Dollars in millions)
ASSETS

Cash and cash equivalents	$818	$818
Investments in marketable securities	1,125	1,125
Finance receivables, net	32,460	32,337
Investments in operating leases, net	7,685	7,590
Other assets	2,766	2,764

Total assets	$44,854	$44,634

LIABILITIES AND SHAREHOLDER’S EQUITY

Notes and loans payable	$36,822	$36,854
Other liabilities	2,363	1,992
Deferred income taxes	2,178	2,225

Total liabilities	41,363	41,071

Capital stock, $l0,000 par value (100,000 shares authorized; issued and outstanding 91,500 in 2004 and 2003)	915	915
Retained earnings	2,531	2,604
Accumulated other comprehensive income	45	44

Total shareholder’s equity	3,491	3,563

Total liabilities and shareholder’s equity	$44,854	$44,634

Finance receivables, net and investments in operating leases, net were impacted by the cumulative deferral of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. The impact of these items was an increase to finance receivables, net and investments in operating leases, net of $147 million and $10 million, respectively. Finance receivables, net and investments in operating leases, net were also impacted by the reclassification of deferred subvention and acquisition fee revenue of approximately $270 million and $105 million, respectively, that was previously classified as other liabilities. The net effect of these adjustments and reclassifications was an overall decrease in finance receivables, net and investments in operating leases, net of $123 million and $95 million, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data and Restated Financial Results (Continued)

Notes and loans payable increased $32 million. This increase resulted from the cumulative impact of a $62 million foreign currency transaction loss, a $30 million reversal of improperly recorded fair value losses and a $3 million loss related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective. The remaining $3 million increase primarily relates to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

Other liabilities decreased $375 million as a result of the reclassification of deferred subvention and acquisition fee revenue from other liabilities to finance receivables, net and investments in operating leases, net, noted above.  The remaining $4 million adjustment primarily relates to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data and Restated Financial Results (Continued)

The Consolidated Statements of Income for the three and six months ended September 30, 2003 included in this Form 10-Q have been restated to include the effects of the adjustments and reclassifications as follows:

	Three Months Ended September 30, 2003		Six Months Ended September 30, 2003

	As previously reported	As restated	As previously reported	As restated

	(Dollars in millions)

Financing revenues:
Leasing	$613	$591	$1,235	$1,175
Retail financing	310	323	600	627
Wholesale and other dealer financing	43	46	92	98

Total financing revenues	966	960	1,927	1,900

Depreciation on leases	405	383	863	803
Interest expense	87	91	318	326

Net financing revenues	474	486	746	771

Insurance premiums earned and contract revenues	47	44	92	86
Investment and other income	78	65	114	101

Net financing and other revenues	599	595	952	958

Expenses:
Operating and administrative	142	134	278	266
Provision for credit losses	78	78	187	187
Insurance losses and loss adjustment expenses	25	28	50	55

Total expenses	245	240	515	508

Income before provision for income taxes	354	355	437	450
Provision for income taxes	139	139	172	177

Net income	$215	$216	$265	$273

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data and Restated Financial Results (Continued)

Leasing revenues and depreciation expense both decreased $22 million and $60 million for the three and six months ended September 30, 2003, respectively, resulting from the reclassification of downward adjustments to residual values related to finance leases previously misclassified as depreciation expense. This reclassification was made to conform the September 2003 results to a reclassification previously implemented in the March 2004 Consolidated Financial Statements. Retail revenues increased $13 million and $27 million for the three and six months ended September 30, 2003, respectively, primarily as a result of the deferral and amortization of incremental direct costs and fees paid primarily in connection with the acquisition of retail contracts, and incentive and rate participation payments made to vehicle dealers.  Wholesale and other dealer financing increased $3 million and $6 million for the three and six months ended September 30, 2003, respectively, due to the reclassification of insurance premiums on wholesale lines previously misclassified in insurance premiums earned and contract revenues.

Interest expense increased $4 million for the three months ended September 30, 2003 due to the net effect of $2 million of additional ineffectiveness and a $3 million loss related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective. The remaining $3 million increase primarily relates to items that were deemed not material in prior periods but have been recorded in connection with this restatement. Interest expense increased $8 million for the six months ended September 30, 2003, due to the net effect of a $5 million reversal of improperly recorded fair value losses and a $4 million loss related to additional ineffectiveness associated with the re-establishment of hedge relationships that were previously ineffective. The remaining $1 million adjustment primarily relates to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

Investment and other income decreased $13 million for both the three and six months ended September 30, 2003, respectively, due to  adjustments to gains on securitization transactions resulting from the impact of incremental direct costs and fees paid primarily in connection with the acquisition of retail contracts, and incentive and rate participation payments made to vehicle dealers.

Operating and administrative expenses decreased $8 million and $12 million for the three and six months ended September 30, 2003, respectively, primarily as a result of the $4 million and $8 million, respectively, deferral of incremental direct costs incurred in connection with the acquisition of retail and vehicle lease contracts. The remaining $4 million decrease for both the three and six months ended September 30, 2003 was due to a reclassification of certain expenses between insurance losses and loss adjustments expenses and operating and administrative expenses.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data and Restated Financial Results (Continued)

The adjustments and reclassifications addressed in the previous sections resulted in changes to certain components of net cash provided by operating activities and net cash used in investing activities included in the Consolidated Statement of Cash Flows but did not change net cash provided by financing activities and cash and cash equivalents at September 30, 2003. The primary adjustment affecting net cash from operating activities related to the recognition of deferred subvention and acquisition fee revenue. The primary adjustments affecting net cash used in investing activities included increases in cash used to purchase finance receivables and investments in operating leases, respectively. These increases related to the cumulative deferral of incremental direct costs and fees paid or received in connection with the acquisition of retail and vehicle lease contracts and deferred subvention fee revenue.

The adjustments to the Consolidated Statement of Cash Flows for the six months ended September 30, 2003 are summarized below:

Six Months Ended September 30, 2003

(Dollars in millions)

Total adjustment to net income	$(8)

Derivative fair value adjustment	8

Increase in depreciation and amortization for incremental direct costs,
dealer participation payments, and rate participation payments	15

Recognition of deferred subvention and acquisition fee revenue	(139)

Change in other assets due to reduction in gain from sale of finance receivables for incremental direct costs, dealer incentive payments, and rate participation payments and reclassification of deferred subvention and
acquisition fee revenue	(23)

Adjustment to net cash provided by operating activities	$(131)

Adjustment to acquisition of finance receivables for incremental direct costs, dealer incentive payments, and deferred subvention and acquisition
fee revenue	$88
Adjustment to acquisition of operating leases for incremental direct costs, dealer incentive payments, and deferred subvention and acquisition fee
revenue	43

Adjustment to net cash used in investing activities	$131

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Finance Receivables

Finance receivables, net consisted of the following:

	September 30, 2004	March 31, 2004

	(Dollars in millions)
		(Restated)
Retail receivables	$26,591	$22,693
Finance leases	3,191	4,325
Wholesale and other dealer loans	6,179	6,571

	35,961	33,589
Deferred origination costs	134	117
Unearned income	(864)	(987)
Allowance for credit losses	(421)	(382)

Finance receivables, net	$34,810	$32,337

The aggregate balances related to finance receivables 60 or more days past due totaled $159 million and $115 million at September 30 and March 31, 2004, respectively.  Substantially all retail and finance lease receivables do not involve recourse to the dealer in the event of customer default.

Note 3 – Investments in Operating Leases

Investments in operating leases, net consisted of the following:

	September 30, 2004	March 31, 2004

	(Dollars in millions)
		(Restated)
Vehicles	$10,120	$9,700
Equipment and other	722	688

	10,842	10,388
Deferred origination fees	(62)	(57)
Deferred income	(45)	(38)
Accumulated depreciation	(2,657)	(2,565)
Allowance for credit losses	(87)	(138)

Investments in operating leases, net	$7,991	$7,590

The aggregate balances related to investments in operating leases, net of 60 or more days past due totaled $29 million and $23 million at September 30 and March 31, 2004, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Allowance for Credit Losses

An analysis of the allowance for credit losses follows:

	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

	(Dollars in millions)

Allowance for credit losses at beginning of period	$512	$502	$520	$462
Provision for credit losses	50	78	96	187
Charge-offs, net of recoveries	(54)	(65)	(104)	(134)
Sale of receivables	—	(19)	—	(19)
Distribution of net assets to TFSA	—	—	(4)	—

Allowance for credit losses at end of period	$508	$496	$508	$496

Note 5 – Derivatives and Hedging Activities

The following table summarizes the net unrealized gains and losses included in the Company’s derivative fair value adjustment, which is included in interest expense:

	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

	(Dollars in millions)
	Unrealized (Gain)/Loss
		(Restated)		(Restated)
Ineffectiveness related to designated hedges	$(9)	$3	$19	$9
Currency basis swaps (1)	13	(3)	(12)	(3)
Non-designated hedges
Interest rate swaps	10	(80)	(15)	(62)
Interest rate caps	5	1	(2)	20
Other	—	—	(1)	(1)

Derivative fair value adjustment	$19	$(79)	$(11)	$(37)

(1)	Currency basis swaps used in combination with interest rate swaps to convert non-U.S. dollar debt to U.S. dollar denominated payments are not eligible for hedge accounting.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Notes and Loans Payable

Notes and loans payable and the related weighted average contractual interest rates are summarized as follows:

			Weighted Average Contractual Interest Rates

	September 30, 2004	March 31, 2004	September 30, 2004	March 31, 2004

	(Dollars in millions)
		(Restated)

Commercial paper	$9,020	$8,094	1.59%	1.03%
Notes and loans payable (1)	28,197	26,849	3.41%	3.44%
Carrying value adjustment (2)	1,528	1,911

Notes and loans payable	$38,745	$36,854	2.98%	2.90%

(1)	Includes foreign currency transaction adjustments of $4 million at both September 30, 2004 and March 30, 2004.
This adjustment results from changes in foreign currency rates when the underlying debt instrument did not qualify for hedge accounting.
(2)	Includes basis adjustments to debt in designated and de-designated hedge relationships.

Included in notes and loans payable are unsecured notes denominated in various foreign currencies totaling $10,646 million and $10,460 million at September 30 and March 31, 2004, respectively.  Concurrent with the issuance of these unsecured notes, the Company entered into cross currency interest rate swap agreements or a combination of interest rate swaps coupled with currency basis swaps to convert non-U.S. dollar debt to U.S. dollar denominated payments.

At September 30, 2004 and March 31, 2004, notes and loans payable of $142 million and $226 million, respectively, were collateralized by retail finance receivables of $161 million and $261 million, respectively, arising from a securitization transaction accounted for as a collateralized borrowing executed in fiscal 2002.  The retail finance receivables serve as collateral for the payment of the notes and loans payable and are therefore restricted from TMCC’s creditors.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Liquidity Facilities and Letters of Credit

The following table summarizes TMCC’s and its subsidiary, Toyota Credit de Puerto Rico Corp.’s (“TCPR”) credit facilities:

	TMCC		TCPR		Total

	September 30, 2004	March 31, 2004	September 30, 2004	March 31, 2004	September 30, 2004	March 31, 2004

	(Dollars in millions)
364-day syndicated bank credit facilities - committed	$1,967	$3,600	$133	$400	$2,100	$4,000
5-year syndicated bank credit facility - committed	3,933	1,400	267	—	4,200	1,400
Letters of credit facilities - uncommitted	55	55	—	—	55	55

Total credit facilities	$5,955	$5,055	$400	$400	$6,355	$5,455

In July 2004, the Company renewed and decreased its 364-day syndicated bank credit facilities from $4,000 million to $2,100 million and renewed and increased its 5-year syndicated bank credit facilities from $1,400 million to $4,200 million.

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at September 30, 2004 and March 31, 2004.  No amounts were drawn on the committed facilities as of September 30, 2004 and March 31, 2004.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies

Commitments and Guarantees

TMCC has entered into certain commitments and guarantees described below.  The maximum commitment amounts under these commitments and guarantees as of September 30, 2004 are summarized in the table below:

Maximum Commitment Amount

(Dollars in millions)
Commitments:
Credit facilities with vehicle and industrial equipment dealers	$3,382
Credit facilities with affiliates	190
Lease commitments (1)	132

Total commitments	3,704

Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	148
Revolving liquidity notes related to securitizations	48
Guarantees of affiliate debt	35

Total guarantees and commitments	$3,935

(1)	Includes $89 million in lease commitments with affiliates.

Commitments

During the first quarter of fiscal 2005, TMCC entered into a reciprocal credit agreement with TFSA which allows each company to borrow up to $100 million from the other at a daily market interest rate, generally the federal funds rate, determined on the date of each advance, with no stated maturity date.  This commitment is included in the table above under “Credit facilities with affiliates.”  As of September 30, there have been no other material changes to TMCC’s commitments as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

Of the total credit facilities available to vehicle and industrial equipment dealers, $2,354 million and $2,249 million were outstanding at September 30, 2004 and March 31, 2004, respectively.  Of the total credit facilities available to affiliates, $21 million and $25 million were outstanding with Toyota de Puerto Rico Corp., a subsidiary of Toyota Motor Sales, U.S.A. Inc., at September 30, 2004 and March 31, 2004, respectively.  In addition, during the six months ended September 30, 2004, $34 million was drawn by TFSA and accounted for as a distribution of assets, and, accordingly, a reduction of shareholder’s equity.  No such amounts were drawn during the prior year.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

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

These guarantees include provisions whereby TMCC is entitled to reimbursement by the benefactor manufacturing facilities for all principal and interest paid and fees incurred on behalf of the benefactor manufacturing facilities and to default interest on those amounts.  TMCC receives an annual fee of $100,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2004.  Because these are affiliate guarantees, TMCC is not required to recognize a liability for the fair value of the guarantees.

TMCC has guaranteed payments of up to $30 million in principal, interest, fees, and expenses with respect to the offshore bank loan of BTB.  This guarantee will remain in effect until the loan is repaid in full, and TMCC elects to terminate the guarantee.  The loan matures in November 2004.  Under the terms of the guarantee, TMCC would be required to perform on behalf of BTB should BTB default on payments for any reason including, but not limited to, financial insolvency, cross border payment restrictions, and other sovereign restrictions on offshore payments.  TMCC has entered into a separate indemnity agreement with BTB.  The indemnity agreement includes provisions whereby TMCC is entitled to reimbursement from BTB.  TMCC has not been required to perform under the BTB guarantee as of September 30, 2004.  Because these are affiliate guarantees, TMCC is not required to recognize a liability for the fair value of the guarantees.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8  - Commitments and Contingencies (Continued)

During the first quarter of fiscal 2005, the Company reduced the maximum amount guaranteed of TSV debt from $35 million to $5 million.  The guarantee relates to principal, interest, fees, and expenses with respect to a Venezuelan bank credit facility on behalf of TSV.  The credit facility would allow TSV to borrow up to the amount of the guarantee for a period of one year.  The guarantee will remain in effect until the loan is repaid in full, and TMCC elects to terminate the guarantee.  Under the terms of the guarantee, TMCC would be required to perform on behalf of TSV should TSV default on payments as a result of financial insolvency.  The Company has entered into a separate reimbursement agreement with TSV which includes provisions whereby TMCC is entitled to reimbursement from TSV in the event TSV defaults under its loan agreement covered by this guarantee and TMCC is called upon to perform its guarantee obligations.  TMCC has not been required to perform under the TSV guarantee as of September 30, 2004.  Because these are affiliate guarantees, TMCC is not required to recognize a liability for the fair value of the guarantees.

In certain securitization structures, revolving liquidity notes (“RLN”) are used in lieu of deposits to a cash reserve fund.  The securitization trust may draw upon the RLN to cover any shortfall in interest and principal payments to investors.  The Company funds any draws, and the terms of the RLN obligate the securitization trust to repay amounts drawn plus accrued interest.  Repayments of principal and interest due under the RLN are subordinated to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into a reserve account.  If collections are insufficient to repay amounts outstanding under a RLN, the Company will recognize a loss for the outstanding amounts.  The Company must fund the entire amount available under the RLN into a reserve account if the Company’s short term unsecured debt ratings are downgraded below P-1 by Moody’s Investors Service, Inc. or A-1 by Standard & Poor’s Ratings Group, a division of the McGraw-Hill Companies, Inc.  No amounts were outstanding under the RLN as of September 30, 2004.  The Company has not recognized a liability for the RLN because it does not expect to incur any future cash flows related to the RLN.

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties, or covenants made or given, or a third party claim.  In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions.  The Company has not made any material payments in the past as a result of these provisions, and as of September 30, 2004, the Company does not believe it is probable that it will have to make any material payments in the future.  As such, no amounts have been recorded under these indemnifications as of September 30, 2004.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8  - Commitments and Contingencies (Continued)

Receivable Repurchase Obligations

The Company sells discrete pools of retail finance receivables to wholly owned consolidated bankruptcy remote special purpose entities (“SPEs”).  TMCC makes certain representations and warranties to the SPEs, and the SPEs make corresponding representations and warranties to securitization trusts, relating to receivables sold in securitization transactions.  TMCC and the SPEs may be required to repurchase any receivable in the event of a breach of a representation and warranty relating to the receivable that would materially and adversely affect the interest of the SPEs, or any securitization trust, as applicable.  In addition, TMCC, as the servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer with respect to any receivable that would materially and adversely affect the interest of any securitization trust or of certain extensions or modifications of a receivable as to which TMCC, as the servicer, does not commit to make advances to fund reductions in interest payments.  The repurchase price is generally the outstanding principal balance of the receivable plus any accrued interest thereon.  These provisions are customary in the securitization industry.  No receivables were repurchased under these provisions during the six months ended September 30, 2004.

Advancing Requirements

As a servicer of receivables sold through securitization, TMCC is required to advance delinquent obligor payments to the applicable securitization trust to the extent it believes such advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for any outstanding advances from collections on all receivables before making other required payments.  These provisions are customary in the securitization industry.  Advances outstanding at September 30, 2004 totaled $6 million.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions

As of September 30, 2004, there have been no material changes to the related party agreements or relationships as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, except for the reciprocal credit agreement with TFSA described in Note 8.  The tables below summarize amounts included in the Company’s Consolidated Balance Sheets and Statements of Income for the fiscal periods presented under various related party agreements or relationships:

	September 30, 2004	March 31, 2004

	(Dollars in millions)
	(Restated)
Assets:
Rate subvention receivable from affiliates	$39	$24
Finance receivables with affiliates	$21	$25
Intercompany receivables	$3	$1
Notes receivable under home loan program	$7	$7
Deferred rate subvention income
Finance receivables	$(327)	$(252)
Operating leases	$(19)	$(21)

Liabilities:
Intercompany payables	$76	$95

Shareholder’s Equity:
Reduction of retained earnings for distribution of net assets to TFSA	$23	$—
Reduction of retained earnings for advance to TFSA under credit agreement	$22	$—

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions (Continued)

	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

	(Dollars in millions)
	(Restated)		(Restated)
Revenues:
Manufacturers’ subvention support and other revenues	$59	$47	$113	$92
Affiliate insurance premiums and commissions revenue	$14	$11	$29	$22

Expenses:
Shared services charges and other amounts	$16	$22	$36	$45
Credit support fees incurred	$4	$4	$9	$9
Employee benefits expense	$13	$12	$27	$24

Note 10 – Segment Information

Financial results for the Company’s operating segments are summarized below:

	September 30, 2004	March 31, 2004

	(Dollars in millions)
	(Restated)
Assets:
Financing operations	$46,049	$43,728
Insurance operations	1,235	1,137
Eliminations/reclassifications	(281)	(231)

Total assets	$47,003	$44,634

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Segment Information (Continued)

	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

	(Dollars in millions)
	(Restated)		(Restated)
Gross revenues:
Financing operations	$1,016	$1,016	$2,004	$1,980
Insurance operations	81	62	146	124
Eliminations/reclassifications	(9)	(9)	(18)	(17)

Total gross revenues	$1,088	$1,069	$2,132	$2,087

Net income:
Financing operations	$149	$206	$336	$252
Insurance operations	22	10	33	21

Net income	$171	$216	$369	$273

Note 11 – Subsequent Events

On November 19, 2004, TMCC entered into a Master Services Agreement with Toyota Financial Savings Bank (“TFSB”), a Nevada thrift company owned by TFSA to provide certain administrative services to TFSB in exchange for TFSB’s willingness to make available certain financial products and services to TMCC’s customers and dealers.  Under the terms of the agreement, TMCC will charge TFSB an amount that would not exceed an amount that would be charged to an unaffiliated third party.  The fees may be amended from time to time by written agreement, and the agreement may be terminated by either party with 30 days notice.  TMCC will not charge TFSB for any such services during the first three years of the agreement.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Toyota Motor Credit Corporation (“TMCC”) and its consolidated subsidiaries, collectively referred to herein as the “Company”, is wholly owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation which is a wholly owned subsidiary of Toyota Financial Services Corporation, a Japanese corporation.  TFSC, in turn, is a wholly owned subsidiary of Toyota Motor Corporation, a Japanese corporation.  During the first quarter of fiscal 2005, the Company transferred substantially all of its interests in Toyota Services de Mexico, S.A. de C.V. and Toyota Services de Venezuela, C.A., and its minority interest in Banco Toyota do Brazil, to its parent, TFSA.  The transfer of the $17 million net carrying value of the Company’s interests in these entities was accounted for as a distribution of assets and, accordingly, a reduction of shareholder’s equity.

Refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 for a more complete description of the Company’s business, including a description of sources for revenue, performance measures, and competitors.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company intends to amend certain of its filings with the SEC to reflect adjustments to its Consolidated Financial Statements as of March 31, 2004 and 2003 and for each of the fiscal years in the three year period ended March 31, 2004.  Accordingly, the discussion and amounts included in this MD&A have been updated to reflect these adjustments.

Operating Summary

The Company reported net income of $171 million and $369 million during the three and six months ended September 30, 2004, respectively, compared with net income of $216 million and $273 million for the same periods in the prior year.  Financial results for the three months ended September 30, 2004 were affected by higher funding costs and lower investment income, partially offset by higher financing revenues and lower net credit losses.  Financial results for the six months ended September 30, 2004 were affected by higher financing revenues and lower net credit losses, partially offset by higher funding costs and lower investment income.  The volume of new contracts purchased primarily from Toyota and Lexus vehicle dealers remained relatively constant at 270,000 and 516,000 contracts during the three and six months ended September 30, 2004, compared to 271,000 and 518,000 during the three and six months ended September 30, 2003, respectively.  The Company’s consumer retail and lease finance market share of Toyota and Lexus vehicles, excluding fleet sales and sales of an independent distributor, decreased from 48.6% and 48.3% for the three and six months ended September 30, 2003 to 46.3% and 45.2% for the three and six months ended September 30, 2004, respectively.  While contract volume remained level and overall market share declined, earning assets continued to increase due to new vehicle contract volume exceeding liquidations during the three and six months ended September 30, 2004, as well as the effect of a reduction in securitization activity during the last and current fiscal year.  The Company did not execute any securitization transactions during the six months ended September 30, 2004, compared to one such transaction during the comparable prior year period.

Total interest expense increased $101 million or 110% and decreased $23 million or 7% during the three and six months ended September 30, 2004, respectively, when compared to the same periods in the prior year.  These increases resulted primarily from higher interest rates, higher outstanding debt balances and derivative fair value losses partially offset by the impact of net settlements of interest rate swaps and caps and ineffectiveness.

During the three and six months ended September 30, 2004, financing revenues increased $40 million or 4% and $66 million or 3% when compared to the same periods in the prior year due to the increase in earning assets, partially offset by a general decline in the earnings rate, or portfolio yield, on the Company’s earning assets.  The decline in the earnings rate resulted from declines in market interest rates and increases in competitive pricing pressure.

The Company continued to experience an improvement in delinquencies and net charge-offs during the six months ended September 30, 2004 due to the factors described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

Overall, the Company increased its capital position by $323 million bringing total equity to $3,886 million at September 30, 2004.  The Company’s debt-to-equity position decreased from 10.3 at March 31, 2004 to 9.97 at September 30, 2004.  Additionally, the allowance for credit losses as a percentage of gross earning assets declined from 1.37% at September 30, 2003 to 1.17% at September 30, 2004, reflecting the improvement in overall portfolio credit quality.

Business Outlook

The Company’s fiscal 2005 results will continue to be influenced by the level of new vehicle retail and lease contract volume, the continued use of Toyota Motor Sales, U.S.A., Inc. (“TMS”) subvention support and the level of competitive pricing pressure.  During the last several fiscal years the Company reduced its reliance on vehicle lease financing programs and focused primarily on retail financing programs.  In light of recent trends indicating potential improvements in the vehicle lease market, including stabilized used vehicle prices and rising market interest rates, the Company is evaluating options to increase its vehicle leasing volume while maintaining its emphasis on the retail financing market.  In addition to the potential growth in vehicle lease volume, the Company also expects continued growth in the number of dealers receiving wholesale and other dealer financing as a result of its focus on building dealer relationships.

The sustainability of the Company’s financial results depends on the Company’s ability to maintain gross margin while facing increased competition and rising interest rates.  As discussed in prior periods, the Company intends to take a balanced approach to matching increases in financing rates to increases in costs of funds in a highly competitive marketplace.  The Company also expects operating and administrative costs to increase as a result of costs incurred under its technology initiative and general business growth; however, as a percentage of earning assets, expenses are expected to be consistent with fiscal 2004.

The Company’s vehicle retail and lease delinquency and credit loss results continue to improve when compared with prior periods.  This improvement resulted from recently implemented operational and technological efficiencies and processes, and current favorable economic trends.  Management remains cautiously optimistic that current levels of delinquencies and credit losses on these portfolios will continue for the remainder of fiscal 2005.  As discussed in the “Financial Condition – Net Earning Assets” section of this MD&A, the number of vehicle dealers receiving wholesale and other dealer financing from the Company, including the number of non-Toyota/Lexus dealers, has increased substantially from September 30, 2003 to September 30, 2004.  This growth in non-Toyota/Lexus wholesale and other dealer financing has increased the degree of credit risk assumed by the Company as well as the concentration of credit risk within a particular dealer group.  To date this change has not had a material effect on delinquencies or credit losses related to the Company’s wholesale and other dealer loan portfolio.

After several years of declining used vehicle prices resulting from the increased industry-wide use of incentives on new vehicles and a slowdown of the U.S. economy, the used vehicle market stabilized in late fiscal 2004, and this stabilization has continued through the first half of fiscal 2005.  Although some uncertainty around the used vehicle market remains, particularly in light of the continuing use of incentives and increased fuel prices, management expects the number of leased vehicles returned at maturity to continue to decline.  In response to past volatility and challenges in estimating end of term values, the Company continues to refine its residual setting processes.  These enhancements, along with a more stable used vehicle market, have resulted in contractual residual values more closely approximating actual end of term values.  As a result, management believes that these recent trends will continue, thus supporting its strategy to increase lease volume.

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

FINANCIAL CONDITION

Net Earning Assets

The composition of the Company’s net earning assets is summarized below:

				% Change
	September 30,	March 31,	September 30,
	2004	2004	2003	September 30, 2004 to March 31, 2004	September 30, 2004 to September 30, 2003

	(Dollars in millions)
		(Restated)	(Restated)

Net earning assets (1)
Finance receivables, net
Retail finance receivables, net	$25,982	$22,182	$18,630	17%	39%
Finance leases, net	2,702	3,603	4,306	(25)%	(37)%
Wholesale and other dealer loans, net	6,126	6,552	4,797	(7)%	28%

Total finance receivables, net	34,810	32,337	27,733	8%	26%
Investments in operating leases, net	7,991	7,590	7,799	5%	2%

Net earning assets	$42,801	$39,927	$35,532	7%	20%

Wholesale and other dealers (Number of dealers serviced)
Toyota and Lexus Dealers (2)	660	633	599
Vehicle dealers outside of the Toyota/Lexus dealer network	381	373	324

Total number of wholesale dealers receiving vehicle wholesale financing	1,041	1,006	923

Dealer inventory financed (units)	140,000	166,000	113,000

(1)	Certain prior period amounts have been reclassified to conform to current year presentation.

(2)	Includes wholesale and other loan arrangements in which the Company participates as part of a syndicate of lenders.

The increase in net earning assets at September 30, 2004 when compared to March 31, 2004 was primarily driven by the continued growth in retail finance receivables and investments in operating leases, partially offset by a reduction in finance lease receivables and wholesale and other dealer loans.  The increase in net earning assets at September 30, 2004 when compared to September 30, 2003 was primarily driven by the continued growth in retail finance receivables, investments in operating leases, and wholesale and other dealer loans, partially offset by a reduction in finance lease receivables.

Retail finance receivables at September 30, 2004 increased when compared to the balance at March 31, 2004 due to the volume of new vehicles financed under the Company’s retail financing programs discussed below exceeding liquidations.  Retail finance receivables at September 30, 2004 increased when compared to the balance at September 30, 2003 due to both the volume of new vehicles financed under the Company’s retail financing programs discussed below exceeding liquidations and the effect of a reduction in securitization activity during the last fiscal year.  The Company entered into one securitization transaction totaling approximately $1,884 million that qualified for sale accounting in the first half of fiscal 2004, and did not execute any securitization transactions in the first half of fiscal 2005.

Wholesale and other dealer loans at September 30, 2004 decreased when compared with March 31, 2004 as a result of seasonal fluctuations in the amount of dealer inventory financed, partially offset by continued growth in the number of vehicle dealers receiving vehicle wholesale financing.  Wholesale and other dealer loans at September 30, 2004 increased when compared with September 30, 2003 primarily due to an increase in the number of vehicle dealers receiving vehicle wholesale financing and a corresponding increase in the amount of dealer inventory financed by the Company.

The increase in the number of vehicle dealers receiving financing is attributable to the Company’s continued emphasis on developing dealer relationships.  Many of the Toyota and Lexus dealerships serviced by the Company share common ownership, or are otherwise affiliated, with non-Toyota/Lexus dealerships.  The growth in the numbers of non-Toyota/Lexus dealers receiving wholesale and other dealer financing from the Company reflects an increased emphasis on providing single-source financing for affiliated dealers with multiple franchises both within and outside of the Toyota and Lexus dealer franchise network.   The Company believes that its single-source financing strategy will increase its retail and lease penetration, supporting continued growth in its retail finance and lease portfolios.  This strategy also exposes the Company to a greater concentration of credit risk in the form of higher lending exposure to some customers with a greater mix of lower quality collateral.

The increase in investments in operating leases and the related decrease in net finance leases at September 30, 2004 when compared with March 31, 2004 and September 30, 2003 resulted primarily from the classification of most new leases as operating leases.  As with all other significant estimates, the Company periodically reviews lease classification criteria.  In particular, the Company monitors the trends in the economic useful life of its vehicles subject to lease as it relates to lease classification criteria.  During this comparative timeframe, the Company determined that the lease terms offered on vehicles under new leases no longer exceeded the minimum term required for treatment as direct finance leases.  Accordingly, new leases are classified as operating leases rather than as direct finance leases.  In total, finance leases and investments in operating leases decreased due to the continued emphasis on retail financing programs.  However, in light of recent trends indicating potential improvements in the vehicle lease market, including stabilized used vehicle prices and rising market interest rates, the Company is evaluating options to increase its vehicle leasing volume while maintaining its emphasis on the retail financing market.

Contract Volume

The composition of the Company’s contract volume and market share is summarized below:

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change

	2004	2003		2003	2004

Contract volume:
Total vehicle retail contract volume	238,000	237,000	—	453,000	453,000	—
Total vehicle lease contract volume	32,000	34,000	(6)%	63,000	65,000	(3)%

Total contract volume	270,000	271,000	—	516,000	518,000	—

TMS subvened contract volume (included in the above table):
Vehicle retail contracts	93,000	78,000	19%	175,000	169,000	4%
Vehicle leases	13,000	11,000	18%	21,000	19,000	11%

Total	106,000	89,000	19%	196,000	188,000	4%

TMS subvention rates (1):
Vehicle retail	39%	33%		39%	37%
Vehicle lease	41%	32%		33%	29%

Market share (2):
Vehicle retail contracts	39.2%	40.8%		38.0%	40.3%
Vehicle leases	7.1%	7.8%		7.2%	8.0%

Total	46.3%	48.6%		45.2%	48.3%

(1)	TMS subvention rates represent subvened new and used contract volume as a percentage of total contract volume for vehicle retail contracts and vehicle lease contracts.

(2)	Market share represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by TMCC, excluding fleet sales and sales of a private Toyota distributor.

While total contract volume remained essentially level during the three and six months ended September 30, 2004, the Company’s market share of total TMS volume decreased when compared to the same periods in the prior year.  The level of TMS subvention rates increased when compared with prior periods, particularly during the second quarter of fiscal 2005; additionally, total TMS vehicle sales increased approximately 6% and 9% over the comparable prior year periods.  The Company’s market share of TMS sales decreased during the current period as a result of pricing moves taken in the first quarter of fiscal 2005, when the Company increased rates charged on new retail and lease financing volume ahead of its competitors in response to rising market interest rates.  These actions increased the level of competitive pricing pressure on the Company’s non-subvened financing business, which negatively affected the Company’s market share of TMS sales.  Competitive pricing pressure continued to affect the Company’s market share of TMS sales in the second quarter of fiscal 2005.

Refer to the “Financial Condition – Net Earning Assets” discussion of this MD&A for a discussion of the Company’s outlook on vehicle leasing volume.

RESULTS OF OPERATIONS

Total Financing Revenues

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change

	2004	2003		2004	2003

	(Dollars in millions)			(Dollars in millions)
		(Restated)			(Restated)
Financing revenues:
Leasing	$566	$591	(4)%	$1,128	$1,175	(4)%
Retail financing	372	323	15%	720	627	15%
Wholesale and other dealer financing	62	46	35%	118	98	20%

Total financing revenues	$1,000	$960	4%	$1,966	$1,900	3%

Overall portfolio yield	5.66%	6.27%		5.64%	6.08%

Total financing revenues increased primarily due to higher retail and wholesale and other dealer financing revenues, partially offset by a decline in leasing revenues.  Retail financing revenues increased during the three and six months ended September 30, 2004 when compared to the same periods in the prior year as a result of the continued growth in vehicle retail finance receivables, partially offset by reductions in retail portfolio yield.  Wholesale and other dealer financing revenue increased during the three months ended September 30, 2004 when compared to the same period in the prior year primarily due to the average growth in wholesale and other dealer loans outstanding during the three months ended September 30, 2004 compared to the three months ended September 30, 2003, combined with an increase in corresponding portfolio yield.  Wholesale and other dealer financing revenue increased during the six months ended September 30, 2004 when compared to the same period in the prior year as a result of the average growth in wholesale and other dealer loans outstanding, with the corresponding portfolio yield remaining essentially level.  Leasing revenues declined during the three and six months ended September 30, 2004 when compared to the same periods in the prior year primarily due to reductions in vehicle lease earning assets, combined with reductions in corresponding portfolio yield.  The decline in overall yield is due to the declines in market interest rates, the continuing liquidation of higher yielding earning assets, and the impact of competitive pricing pressure.  The changes in retail and leasing financing revenues are consistent with the continued emphasis by the Company on retail financing programs.  Refer to the “Financial Condition” section of this MD&A for further discussion regarding changes in the Company’s earning asset portfolios.

Residual Value Risk

Depreciation on Operating Leases

The following table provides information related to the Company’s depreciation on operating leases:

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change

	2004	2003		2004	2003

Depreciation on leases (in millions)	$391	$383	2%	$780	$803	(3)%

Average capitalized cost per vehicle	$33,631	$31,953	5%	$33,283	$31,336	6%
(Less) Average depreciable basis per vehicle	17,076	16,584	3%	16,890	16,248	4%

Average residual values per vehicle	$16,555	$15,369	8%	$16,393	$15,088	9%

Average depreciable basis percentage	50.8%	51.9%		50.7%	51.9%
Average operating lease units outstanding	311,000	312,000		309,000	313,000

Depreciation expense on operating leases for the three and six months ended September 30, 2004 remained relatively consistent when compared with the same periods in the prior year due to an increase in operating lease earning assets, offset by a decrease in adjustments to depreciation expense recorded to bring contractual residual values in line with expected end of term market values.  The decrease in these adjustments was primarily due to amounts received from the sale of vehicles at auction more closely approximating contractual residual values, along with a reduction in the number of leased vehicles returned at maturity.  The enhancements made by the Company to refine its residual-setting processes and the recent stabilization of the used vehicle market were both key drivers in reducing the level of adjustments made to depreciation expense.  The stabilization of used vehicle prices was evidenced by the slight movement in the Manheim Used Vehicle Value Index, a statistical index based on historical auction sales data, which increased from approximately 105.9 (as a percentage of January 1995 used car prices) at September 2003 to approximately 106.3 at September 2004.  In prior periods, the Company recorded larger adjustments to depreciation expense in response to rapid declines in forecasted end of term values.

Outlook

After several years of declining used vehicle prices resulting from the increased industry-wide use of incentives on new vehicles and a slowdown of the U.S. economy, the used vehicle market stabilized in late fiscal 2004, and this stabilization has continued through the first half of fiscal 2005.  Although some uncertainty around the used vehicle market remains, particularly in light of the continuing use of incentives and increased fuel prices, management expects the number of leased vehicles returned at maturity to continue to decline.  In response to past volatility and challenges in estimating end of term values, the Company continues to refine its residual setting processes.  These enhancements, along with a more stable used vehicle market, have resulted in contractual residual values more closely approximating actual end of term values.  As a result, management believes that these recent trends will continue, thus supporting its strategy to increase lease volume.

Credit Risk

Allowance for Credit Losses and Credit Loss Experience

The following tables provide information related to the Company’s allowance for credit losses and credit loss experience:

	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

	(Dollars in millions)

Allowance for credit losses at beginning of period	$512	$502	$520	$462
Provision for credit losses	50	78	96	187
Charge-offs, net of recoveries	(54)	(65)	(104)	(134)
Sale of receivables	—	(19)	—	(19)
Distribution of net assets to TFSA	—	—	(4)	—

Allowance for credit losses at end of period	$508	$496	$508	$496

	September 30, 2004	March 31, 2004	September 30, 2003

	(Dollars in millions)
		(Restated)	(Restated)
Aggregate balances 60 or more days past due
Finance receivables	$159	$115	$150
Operating leases	29	23	34

Total	$188	$138	$184

Over-60 day delinquencies as a percentage of gross earning assets
Finance receivables	0.45%	0.35%	0.54%
Operating leases	0.36%	0.30%	0.42%
Total	0.43%	0.34%	0.51%

Allowance for credit losses as a percentage of gross earning assets
Finance receivables	1.20%	1.16%	1.18%
Operating leases	1.08%	1.79%	2.04%
Total	1.17%	1.28%	1.37%

As part of management’s quarterly evaluation, the allowance for credit losses was adjusted to reflect reductions in total charge-offs, net of recoveries, resulting from decreases in both the total number of contracts that defaulted (“frequency of occurrence”) and loss per occurrence (“loss severity”).  Net credit losses as a percentage of average earning assets, annualized using six-month results, decreased from 0.69% at September 30, 2003 to 0.50% at September 30, 2004.  The frequency of occurrence as a percentage of the average earning assets decreased from 3.07% during the six months ended September 30, 2003 to 2.23% during the six months ended September 30, 2004.  The loss severity (excluding recoveries) decreased by 10% from the six months ended September 30, 2003 compared to the six months ended September 30, 2004.  The improvement in both the frequency of occurrence and loss severity during the three and six months ended September 30, 2004 compared to the same periods in the prior year resulted, in large part, from several operational initiatives implemented during fiscal 2004, as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.  Loss severity was also positively influenced by the recent stabilization of used vehicle prices discussed in the “Residual Value Risk” section within this MD&A.  The Company’s delinquency experience during the three and six months ended September 30, 2004 compared to the same periods in the prior year was positively influenced by the operational initiatives discussed above, as well as overall positive economic trends.

Notwithstanding the increase in 60-day delinquencies on the operating lease portfolio from March 2004 to September 2004 driven, in part, by seasonal variations, overall delinquencies and credit loss results on this portfolio are expected to improve.  Accordingly, management reduced the allowance for credit losses related to the operating lease portfolio.  This adjustment was partially offset by increases in the allowance for credit losses on wholesale and other dealer loans.  This increase was recorded to reflect the increased level of non-Toyota/Lexus dealers receiving wholesale and other dealer financing.  Refer to the “Net Earning Assets” section within this MD&A for further discussion regarding the growth in the wholesale and other dealer loan portfolio.

Outlook

As noted above, the Company’s vehicle retail and lease delinquency and credit loss results are trending favorably.  Management remains cautiously optimistic that current levels of delinquencies and credit losses on these portfolios will continue for the remainder of fiscal 2005.  As discussed in the “Financial Condition – Net Earning Assets” section of this MD&A, the number of vehicle dealers receiving wholesale and other dealer loans from the Company, including the number of non-Toyota/Lexus dealers, has increased substantially from September 30, 2003 compared to September 30, 2004.  This growth in non-Toyota/Lexus wholesale and other dealer financing has increased the degree of credit risk assumed by the Company as well as the concentration of credit risk within a particular dealer group.  To date this change has not had a material effect on delinquencies or credit losses related to the Company’s wholesale and other dealer loan portfolio.

Use of Derivative Instruments

The Company manages its exposure to interest rate and foreign exchange risks through the use of derivative instruments such as interest rate swap and cross currency interest rate swap agreements.  The Company’s use of derivatives is limited to the reduction of the economic exposure inherent in otherwise unhedged positions.  The Company is not a derivatives dealer and does not enter into derivatives transactions for trading purposes.

The Company issues fixed and floating-rate debt in the global capital markets.  In order to maintain a conservative liquidity profile, the life of the Company’s debt is typically longer than the life of the Company’s assets.  Upon the issuance of fixed-rate debt, the Company generally elects, concurrent with the debt issuance, to enter into pay floating interest rate swaps.  The interest rate risk arising from the mismatch in the re-pricing of assets relative to liabilities is managed via pay fixed swaps and purchased interest rate caps which are executed on a portfolio basis (“macro hedges”).

The currency exposure related to foreign currency debt is hedged at issuance, using either cross currency interest rate swaps, currency basis swaps, or a combination of interest rate swaps coupled with currency basis swaps to convert non-U.S. dollar debt to U.S. dollar denominated payments.

All derivative instruments are recorded as assets or liabilities at fair value in the Consolidated Balance Sheet.  Certain derivatives are associated with specific liabilities at inception and are designated as fair value hedges for accounting purposes (“designated hedges”).  The Company formally documents all designated hedge relationships.  This documentation includes the risk management objectives and strategies for undertaking the hedge, along with the method for assessing hedge effectiveness.

In certain instances, the Company may elect not to apply hedge accounting for specific interest rate swaps, including the Company's macro hedges (“non-designated hedges”).  The Company will also discontinue the use of hedge accounting if the derivative is sold, terminated, or exercised or the Company’s management determines that designating the derivative as a hedge for accounting purposes is no longer appropriate (“de-designated hedges”).

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

The Company reviews the effectiveness of its hedging relationships quarterly to determine whether the relationships have been, and will continue to be, effective.  The Company currently uses regression analysis to assess the effectiveness of its hedges.  The Company began using regression analysis to assess its hedge effectiveness in January 2004.  Prior to this date, the Company employed the dollar-offset method.  When the Company has determined that a hedging relationship has not been effective, hedge accounting is no longer applied. When hedge accounting is discontinued, the Company continues to carry the derivative instrument as a component of other assets or other liabilities in the Consolidated Balance Sheet at its fair value.  In addition, the Company ceases to adjust the hedged item for changes in fair value and amortizes the cumulative fair value adjustments recognized in prior periods over the remaining term of the hedged item.

The following table summarizes the Company’s derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

	September 30, 2004	March 31, 2004

	(Dollars in millions)
		(Restated)
Derivative assets	$1,925	$2,226
Less: Derivative liabilities	3	34

Net derivative assets excluding collateral held	1,922	2,192
Less: Collateral held (1)	409	63

Net derivative assets	$1,513	$2,129

(1)

Represents cash received under reciprocal collateral arrangements that the Company has entered into with certain derivative counterparties as described in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

The Company has historically experienced significant accounting volatility with respect to its derivatives portfolio.  This volatility was primarily due to the accounting treatment of the Company’s macro hedges, to which the Company has not applied hedge accounting.  As discussed above, the Company uses these instruments to offset, from an economic perspective, the risk characteristics of the Company’s designated hedges.  In the fourth quarter of fiscal 2004, the Company implemented a de-designation strategy in order to more closely match the accounting treatment with the underlying economics of the derivatives portfolio.

The Company’s de-designation strategy employs analytical measures such as duration and Value at Risk to identify derivative instruments that were previously treated as designated hedges and that have offsetting economic characteristics with the Company’s non-designated hedges.  Upon application of these analytical measures, the Company may elect to de-designate hedges that will enable the Company to more closely match the accounting treatment and underlying economics of the derivatives portfolio.  The Company performs a similar analysis when entering into new derivatives transactions for which hedge accounting may be elected.  To the extent the Company can more closely match the accounting treatment and underlying economics of the derivatives portfolio by not applying hedge accounting, the transaction is identified and treated as a non-designated hedge.

Interest Expense

The following table summarizes the components of interest expense:

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change

	2004	2003		2004	2003

	(Dollars in millions)			(Dollars in millions)
	(Restated)			(Restated)
Interest on notes and loans payable	$293	$237	24%	$565	$522	8%
Impact of net settlements of swaps and caps	(73)	(67)	9%	(155)	(159)	(3)%
Derivative fair value adjustment	19	(79)	—	(11)	(37)	(70)%
Amortization of de-designated hedges	(47)	—	—	(96)	—	—

Total interest expense	$192	$91	111%	$303	$326	(7)%

Weighted average interest rate (1)	2.38%	2.12%		2.26%	2.30%
Weighted average outstanding debt	$36,944	$32,030		$36,285	$31,600

(1)

Represents the weighted average interest rates of the combined debt and derivatives portfolio for the periods presented, excluding the amortization of de-designated hedges and derivative fair value adjustment.

Total interest expense increased for the three months ended September 30, 2004 compared to the same period in the prior year as a result of higher interest rates, increased outstanding debt balances and a loss from the derivative fair value adjustment.  These factors were offset by the impact of net settlements of swaps and caps and the amortization of previously recognized fair value adjustments associated with de-designated hedges.

Total interest expense decreased for the six months ended September 30, 2004 compared to the same period in the prior year as a result of higher interest rates and increased outstanding debt balances.  These factors were offset by the impact of net settlements of swaps and caps and the amortization of previously recognized fair value adjustments associated with de-designated hedges.

Interest on notes and loans payable represents the contractual interest due on debt instruments.  The increase for the three and six months ended September 30, 2004 was due primarily to increases in market interest rates for unsecured term debt and related average outstanding balances.

The positive impact of net settlement of swaps and caps to interest expense in the three and six months ended September 30, 2003 and 2004 was primarily attributable to lower interest rates on the Company’s macro hedges as compared to contractual interest rates on the Company’s fixed rate debt.

The difference in the derivative fair value adjustment for the three and six months ended September 30, 2004 when compared to the same periods from the prior year is primarily due to the application of the Company’s de-designation strategy discussed under “ Use of Derivative Instruments” section of this MD&A. Under the de-designation strategy, the Company elected to no longer apply hedge accounting to certain interest rate swaps that had been part of designated hedge relationships and to not apply hedge accounting to certain new swap transactions. As a result, the Company experienced less volatility because offsetting fixed pay and fixed receive swaps received the same accounting treatment. The loss in the three months ended September 30, 2004 resulted from the passage of time in a period of relatively stable market interest rates. The gain in the six months ended September 30, 2004 resulted from increased market interest rates during the period.

As a result of the application of the de-designation strategy, the Company also recognized amortization of previously recognized fair value adjustments during the three and six months ended September 30, 2004. These adjustments reduced the Company’s interest expense for each of these periods. As the Company’s de-designation strategy was implemented on January 1, 2004, no such amortization was recognized in the prior comparable periods.

The following table summarizes the components of the Company’s derivative fair value adjustment, which is included in interest expense:

	Three Months Ended September 30,		Six Months Ended September 30,

	2004	2003	2004	2003

	(Dollars in millions)
	Unrealized (Gain)/Loss
	(Restated)		(Restated)
Ineffectiveness related to designated hedges	$(9)	$3	$19	$9
Currency basis swaps (1)	13	(3)	(12)	(3)
Non-designated hedges
Interest rate swaps	10	(80)	(15)	(62)
Interest rate caps	5	1	(2)	20
Other	—	—	(1)	(1)

Derivative fair value adjustment	$19	$(79)	$(11)	$(37)

(1)	Currency basis swaps used in combination with interest rate swaps to convert non-U.S. dollar debt to U.S. dollar denominated payments are not eligible for hedge accounting.

Refer to the “Use of Derivative Instruments” section in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 for further discussion about the Company’s use of derivatives.

Investment and Other Income

The following table summarizes the Company’s investment and other income:

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change

	2004	2003		2004	2003

	(Dollars in millions)			(Dollars in millions)
	(Restated)			(Restated)
Gain from securitization of finance receivables	$—	$30	(100)%	$—	$30	(100)%
Income from retained interests	12	$16	(25)%	29	31	(6)%
Servicing fee income	7	12	(42)%	15	23	(35)%

Investment income from securitizations	19	58	(67)%	44	84	(48)%

Investment income from marketable securities	6	7	(14)%	12	13	(8)%
Realized gains on marketable securities	9	—	—	6	4	50%
Other income	—	—	—	1	—	—

Investment and other income	$34	$65	(48)%	$63	$101	(38)%

Investment Income from Securitizations

Gain from securitization of finance receivables decreased for the three and six months ended September 30, 2004 compared to the same period in the prior year because no securitization transactions were executed during the six months ended September 30, 2004, compared to one securitization transaction executed during the same period in prior year.

Servicing fee income for the three and six months ended September 30, 2004 decreased when compared with the same periods in the prior year due to a reduction in the average outstanding balance of securitization pools as a result of the amortization of the related receivables. The outstanding balance of securitized retail finance receivables serviced by the Company decreased from $4,564 million at March 31, 2004 to $3,002 million at September 30, 2004.

Realized Gains on Marketable Securities

Realized gains on marketable securities for the three months ended September 30, 2004 increased compared to the same period in the prior year primarily due to higher net realized gains on equity investments.  Realized gains on marketable securities for the six months ended September 30, 2004 increased compared to the same period in the prior year primarily due to higher net realized gains on equity investments, partially offset by lower net realized gains on debt investments.  At September 30, 2004, there were no marketable securities in the Company’s available for sale portfolio with material unrealized losses that have been in an unrealized loss position for more than a year.

Operating and Administrative Expenses

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change

	2004	2003		2004	2003

	(Dollars in millions)			(Dollars in millions)
	(Restated)			(Restated)
Employee expenses	$68	$60	13%	$136	$121	12%
Operating expenses	79	74	7%	152	145	5%

Total operating and administrative expenses	$147	$134	10%	$288	$266	8%

The increase in operating and administrative expenses for the three and six months ended September 30, 2004 compared to the same periods in the prior year, respectively, was primarily due to an increase in employee and operating expenses related to new technology development and additional employee expenses incurred to support overall business growth.  The Company expects operating and administrative costs to continue to increase as a result of costs incurred under its technology initiatives and general business growth; however, expenses as a percentage of earning assets are expected to be consistent with fiscal 2004.  As described in the “Overview” section in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, the Company launched a multi-year initiative to replace its major legacy transactions systems.  The Company is targeting the replacement of its insurance claims processing module for the third quarter of fiscal 2005, and the replacement of its wholesale transaction system before the end of fiscal 2005.

Selected Insurance Operations Results

The general financial condition and operating expenses of the insurance segment are included in the foregoing discussion of the overall financial condition and results of operations of the Company.  Certain revenues and expenses specific to the Company’s insurance operations are discussed below.

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change

	2004	2003		2004	2003

	(Dollars in millions)			(Dollars in millions)
	(Restated)			(Restated)
Insurance premiums earned and contract revenues	$54	$44	23%	$104	$86	21%
Insurance losses and loss adjustment expenses	$28	$28	—	$ 59	$55	7%

Agreement volume (units)	294,000	278,000	6%	568,000	532,000	7%
Agreements in force (units)	3,234,000	2,837,000	14%	3,234,000	2,837,000	14%

Insurance premiums earned and contract revenues from insurance operations increased for the three and six months ended September 30, 2004 when compared to the same periods in the prior year primarily due to increased contract volume and increases in total agreements in force.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the outstanding components of the Company’s funding sources:.

	September 30, 2004	March 31, 2004

	(Dollars in millions)
	(Restated)
Commercial paper	$9,020	$8,094
Unsecured term debt (1)	29,583	28,534
Securitized debt	142	226

Total notes and loans payable	38,745	36,854
Off-balance sheet securitization	2,676	4,121

Total funding	$41,421	$40,975

(1)

Includes basis adjustments on debt in designated and de-designated hedge relationships of $1,528 million and $1,911 million at September 30, 2004 and March 31, 2004, respectively, as described in Note 6 of the Consolidated Financial Statements.

The Company does not rely on any one source of funding and may choose to realign its funding activities depending upon market conditions, relative costs, and other factors.  The Company believes that these funding sources, combined with operating and investing activities, will provide sufficient liquidity to meet future funding and business growth requirements.

For liquidity purposes, the Company holds cash in excess of its immediate funding needs.  These excess funds are invested in short-term highly liquid and investment grade money market instruments.  The Company maintained excess funds ranging from $372 million to $1,214 million during the quarter ended September 30, 2004, with an average balance of $827 million.

Included in the unsecured term debt above is a foreign currency transaction adjustment of $4 million at both September 30, 2004 and March 31, 2004.   This adjustment results from changes in foreign currency rates when the underlying debt instrument did not qualify for hedge accounting.

Commercial Paper

Commercial paper outstanding under the Company’s commercial paper programs ranged from $8,528 million to $9,597 million for the quarter ended September 30, 2004, with an average outstanding balance of $9,164 million.  The Company’s commercial paper programs are supported by the liquidity facilities discussed later in this section.  As an issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”) and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), the Company believes there is ample capacity to meet its short-term liquidity requirements.

Unsecured Term Debt

The following table summarizes the components of the Company’s unsecured term debt at par value:

	Balance at March 31, 2004(1)	Issued during six months ended September 30, 2004	Matured during six months ended September 30, 2004	Balance at September 30, 2004 (1)

(Dollars in millions)
U.S. dollar medium term notes (“MTNs”) and domestic bonds	$10,188	$2,137	$721	$11,604
Euro MTNs (“EMTNs”)	13,751	1,708	1,958	13,501
Euro bonds	2,428	391	—	2,819

Total unsecured term debt	$26,367	$4,236	$2,679	$27,924

(1)	Amounts represent par values and as such exclude basis adjustments and unamortized premium/discount.

All unsecured term debt was issued with original maturities ranging from greater than one year to approximately fifteen years.  The remaining maturities of unsecured term debt outstanding at September 30, 2004 ranged from less than one year to approximately fifteen years.

The Company maintains a $15,021 million shelf registration with the SEC to provide for the issuance of debt securities in the U.S. capital markets, under which $12,834 million was available for issuance at October 31, 2004.  Under the Company’s EMTN program, which provides for the issuance of debt securities in the international capital markets, the maximum aggregate principal amount authorized to be outstanding at any time is $20,000 million or the equivalent in other currencies, of which approximately $6,698 million was available for issuance at October 31, 2004.  The U.S. dollar and EMTN programs may be expanded from time to time to allow for the continued use of these sources of funding.  In addition, the Company may issue bonds in the U.S. and international capital markets that are not issued under its U.S. dollar or EMTN programs.  As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company intends to amend certain of its filings with the SEC to reflect adjustments to its Consolidated Financial Statements as of March 31, 2004 and 2003 and for each of the fiscal years in the three year period ended March 31, 2004.  The Company will not issue debt under the U.S. dollar MTN program until the amended filings are submitted to the SEC.  The Company will also file these amendments in connection with its EMTN program and will not issue debt under its EMTN program until the amended filings are submitted to the United Kingdom Listing Authority.  The Company is working to complete these filings as soon as practicable.  In any event, the Company believes it has sufficient alternative sources of liquidity to fund its operations.

Securitization

The Company’s securitization program provides a significant source of liquidity, as the Company currently owns over $25,982 million in potentially securitizable retail finance receivables.  The Company currently maintains a shelf registration with the SEC relating to the issuance of securities secured by retail finance receivables.  The Company did not execute any securitization transactions during the six months ended September 30, 2004.  As of October 31, 2004, approximately $6,169 million remained available for issuance under the registration statement.  Refer to the “Off-Balance Sheet Arrangements” section in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 for further discussion about the Company’s securitization program.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, the Company maintains syndicated bank credit facilities with certain banks.   In July 2004, the Company renewed and decreased its 364-day syndicated bank credit facilities from $4,000 million to $2,100 million and renewed and increased its 5-year syndicated bank credit facilities from $1,400 million to $4,200 million.

The following table summarizes the Company’s credit facilities:

	TMCC		TCPR		Total

	September 30, 2004	March 31, 2004	September 30, 2004	March 31, 2004	September 30, 2004	March 31, 2004

	(Dollars in millions)
364-day syndicated bank credit facilities - committed	$1,967	$3,600	$133	$400	$2,100	$4,000
5-year syndicated bank credit facility - committed	3,933	1,400	267	—	4,200	1,400
Letters of credit facilities - uncommitted	55	55	—	—	55	55

Total credit facilities	$5,955	$5,055	$400	$400	$6,355	$5,455

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at September 30, 2004 and March 31, 2004.  No amounts were drawn on the committed facilities as of September 30, 2004 and March 31, 2004.

The syndicated bank credit facilities do not contain any material adverse change clauses or restrictive financial covenants that would limit the ability of the Company or TCPR to borrow under their respective facilities.

Credit Ratings

As of October 31, 2004, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Senior Debt	Commercial Paper	Outlook

S&P	AAA	A-1+	Stable
Moody’s	Aaa	P-1	Stable

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

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates.  TMCC receives an annual fee of $100,000 for guaranteeing such payments.  TMCC has also guaranteed the payments of principal and interest of offshore bank loans and credit facilities of certain international affiliates.  The nature, business purpose, and amounts of these guarantees are described in Note 8 – Commitments and Contingent Liabilities of the Consolidated Financial Statements.  Other than the fee discussed above, there are no corresponding expenses or cash flows arising from the Company’s guarantees, nor are any amounts recorded as liabilities on the Company’s Consolidated Balance Sheet.

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions.  The Company has not made any material payments in the past as a result of these provisions, and as of September 30, 2004, the Company does not believe it is probable that it will have to make any material payments in the future.  As such, no amounts have been recorded under these indemnifications as of September 30, 2004.

Receivable Repurchase Obligations

The Company sells discrete pools of retail finance receivables to wholly owned consolidated bankruptcy remote special purpose entities (“SPEs”).  TMCC makes certain representations and warranties to the SPEs, and the SPEs make corresponding representations and warranties to securitization trusts, relating to receivables sold in securitization transactions.  TMCC and the SPEs may be required to repurchase any receivable in the event of a breach of a representation and warranty relating to the receivable that would materially and adversely affect the interest of the SPEs, or any securitization trust, as applicable.  In addition, TMCC, as the servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer with respect to any receivable that would materially and adversely affect the interest of any securitization trust or of certain extensions or modifications of a receivable as to which TMCC, as the servicer, does not commit to make advances to fund reductions in interest payments.  The repurchase price is generally the outstanding principal balance of the receivable plus any accrued interest thereon.  These provisions are customary in the securitization industry.  No receivables were repurchased under these provisions during the six months ended September 30, 2004.

Advancing Requirements

As a servicer of receivables sold through securitization, TMCC is required to advance delinquent obligor payments to the applicable securitization trust to the extent it believes such advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for any outstanding advances from collections on all receivables before making other required payments.  These provisions are customary in the securitization industry.  Advances outstanding at September 30, 2004 totaled $6 million.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based.  Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as  “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning.  The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following:

•	changes in demand for Toyota and Lexus products

•	changes in economic conditions

•	a decline in the market acceptability of leasing or retail financing

•	the effect of competitive pricing on interest margins

•	changes in vehicle and component pricing due to the appreciation of the Japanese yen against the U.S. dollar

•	the effect of governmental actions

•	changes in tax laws or the Company’s tax position

•	the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing changes in vehicle returns and net losses incurred at lease maturity

•	the continuation of, and if continued, the level and type of special programs offered by TMS

•	the ability of the Company to successfully access the U.S. and international capital markets

•	the effect of any NRSRO actions

•	increases in market interest rates or other changes in costs associated with the Company’s debt funding

•	implementation of new technology systems or failure to successfully implement the Company’s disaster recovery program

•	the effectiveness of the Company’s internal control or financial systems, or a failure of internal control resulting in a loss

•	continuation of factors causing changes in delinquencies and credit losses

•	changes in the fiscal policy of any government agency which increases sovereign risk

•	monetary policies exercised by the European Central Bank and other monetary authorities

•

effect of any military action by or against the U.S., as well as any future terrorist attacks, including any resulting effect on general economic conditions, consumer confidence and general market liquidity

•

with respect to the effect of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company’s evaluation of the possible liability from existing litigation

•

with respect to financial reporting disclosure matters, the discovery of facts not presently known to the Company or management that may be discovered in connection with its ongoing review of internal controls over financial reporting

•	inability of a party to the Company’s syndicated credit facilities or credit support agreements to perform when required

•	losses resulting from default by any vehicle or industrial equipment dealers to which the Company has a significant credit exposure

•	default by any counterparty to a derivative contract

•	performance under any guaranty or comfort letter issued by the Company

•	changes in legislation and new regulatory requirements

•	changes in the current political, economic and regulatory risk in Argentina and related impact on its economy and monetary and fiscal policies

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

NEW ACCOUNTING STANDARDS

No new accounting standards were issued subsequent to March 31, 2004 that are expected to have a material impact on the Company’s Consolidated Financial Statements.

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

The VaR of the Company’s portfolio as of and for the six months ended September 30, 2004 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates is as follows:

	As of September 30, 2004	Average for the Six Months Ended September 30, 2004

Mean portfolio value	$8,365 million	$7,896 million
VaR	$72 million	$68 million
Percentage of the mean portfolio value	0.86%	0.86%
Confidence level	95.0%	95.0%

	As of March 31, 2004	Average for the Year Ended March 31, 2004

Mean portfolio value	$7,448 million	$6,237 million
VaR	$47 million	$51 million
Percentage of the mean portfolio value	0.63%	0.82%
Confidence level	95.0%	95.0%

The Company’s calculated VaR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results that may occur.  It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of the Company’s portfolio of financial instruments during the year.  The increase in the mean portfolio value from March 31, 2004 to September 30, 2004 is primarily the result of increased earning assets.  The VaR results are consistent with the Company’s interest rate position, which has not materially changed compared to March 31, 2004.

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

A summary of the unrealized gains and losses on equity investments included in the Company’s other comprehensive income assuming a 10% and 20% adverse change in market prices is presented below:

	September 30, 2004	March 31, 2004

	(Dollars in millions)
Carrying value	$174	$132
Fair market value	$211	$176
Unrealized gain, net of tax	$23	$27
Estimated 10% adverse change, net of tax	$10	$16
Estimated 20% adverse change, net of tax	$(3)	$5

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

Foreign Exchange Risk

The Company issues debt in a variety of currencies, including, but not limited to, U.S. dollars, euros, pounds sterling, Swiss francs and Japanese yen.  As a matter of policy, currency exposure related to foreign currency debt is hedged at issuance through the execution of cross currency interest rate swaps or a combination of interest rate swaps coupled with currency basis swaps.  Therefore, the Company believes that the market risk exposure to changes in currency exchange rates on its debt issuances is not material.

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

Counterparty Credit Risk

The Company enters into reciprocal collateral arrangements with certain counterparties to mitigate its exposure to the credit risk associated with the respective counterparty.  A valuation of the Company’s position with the respective counterparty is performed at least once a month.  If the market value of the Company’s net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to the Company.  Conversely, if the market value of the counterparty’s net derivatives position with the Company exceeds a specified threshold, the Company is required to transfer cash collateral in excess of the threshold to the counterparty.  As the Company’s ISDA Master Agreements with counterparties contain legal right of offset provisions, the collateral amounts are netted with derivative assets, which are included in other assets in the Consolidated Balance Sheet.  At September 30, 2004, the Company held a net $409 million in collateral from counterparties.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at September 30, 2004, reduced by the effects of master netting agreements and collateral.  At September 30, 2004, substantially all of the Company’s derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of “A” or better by NRSROs.  The Company has not experienced a counterparty default and does not currently anticipate non-performance by any of its counterparties, and as such has no reserves related to non-performance as of September 30, 2004.  In addition, many of the Company’s ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of the net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	September 30, 2004	March 31, 2004

Credit rating	(Dollars in millions)

AAA	$532	$1,027
AA	828	862
A	153	223
Non-rated entities (1)	—	17

Total net counterparty credit exposure	$1,513	$2,129

(1)	Exposure to various TMCC securitization trusts where the Company acts as a swap counterparty to the trust. Any exposure to floating rate obligations are generally swapped to pay fixed obligations.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and six-month periods ended September 30, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated November 22, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a  “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

In October 2004, the Company announced that as part of its ongoing review of accounting policies and in connection with its planned implementation of new transaction systems, management determined that the Company’s accounting methodology and the structure and design of certain financial systems relating primarily to the capitalization and amortization of incremental direct costs and fees was not in compliance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.  Incremental direct costs and incentive payments made to certain vehicle dealers were expensed when incurred rather than amortized over the life of the related contracts.  The majority of these costs and fees consisted of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers.  In addition, other incentives in the form of rate participation payments made to vehicle dealers were deferred and amortized using a method that was inconsistent with the revenue recognition method of the underlying contracts.  This resulted in a cumulative understatement of net financing and other revenues and overstatement of operating and administrative expenses, resulting in a cumulative understatement of net income, as well as a cumulative understatement of finance receivables, net, investments in operating leases, net, deferred income taxes, and retained earnings.  As a result, the Company determined that certain adjustments are necessary to the Company’s Consolidated Financial Statements as of March 31, 2004 and 2003 and for each of the fiscal years in the three-year period ended March 31, 2004 and the three months ended June 2004.  After making this determination, the Company conducted a further review of its policies and determined that additional adjustments and reclassifications to the Consolidated Financial Statements were necessary.

These additional adjustments are required to correct the accounting treatment of notes payable during periods when the related derivative did not qualify for hedge accounting.  The Company did not properly record foreign currency transaction gains or losses for certain notes payable during these periods and did not properly determine the calculation of additional basis adjustments once the hedge was re-established on the notes payable.  These adjustments are reflected as a cumulative decrease in interest expense and investment and other income related to foreign currency transactions resulting in a cumulative decrease in net income in the Consolidated Statements of Income as well as a cumulative increase in notes and loans payable and a decrease in deferred income taxes and retained earnings in the Consolidated Balance Sheets.    Additionally, the reclassifications primarily related to unearned income that was reclassified to finance receivables, net and investments in operating leases, net, that had been previously misclassified in other liabilities. The Company also recorded other adjustments that were previously not deemed material.

The combined results of all adjustments and reclassifications described above is a cumulative increase in net financing revenues and net income and a decrease in investment and other income, interest expense and operating and administrative expenses in the Consolidated Statements of Income, as well as a decrease in finance receivables, net, investments in operating leases, net, and other liabilities, and an increase in notes and loans payable, deferred income taxes and retained earnings in the Consolidated Balance Sheets.  The impact of these adjustments and reclassifications in any particular quarterly or annual period may vary from the cumulative impact described above.  The adjustments to the Consolidated Financial Statements resulted in differences in the timing of revenue recognition, but did not materially affect previously reported cash flows.

These adjustments and reclassifications are reflected in this Quarterly Report on Form 10-Q for the period ended September 30, 2004. In addition, the Company intends to file amendments to its Quarterly Report on Form 10-Q for the period ended December 31, 2003, its Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and its Quarterly Report on Form 10-Q for the period ended June 30, 2004 that will include restated financial statements and amendments to related disclosures for the fiscal periods covered by those reports, including selected financial data for the fiscal years ended September 30, 1999 and 2000 and the six months ended March 31, 2001. In light of the restatement, the Company believes that a material weakness existed in its internal controls related to the financial reporting for acquired retail and vehicle lease contracts. This weakness related to the design and review of revenue recognition policies, particularly in the areas of incremental direct costs and fees associated with the acquisition of retail and vehicle lease contracts, in the policies and procedures necessary to ensure accurate measurement of estimates and recording of amounts over the life of the contracts and in the structure and design of related financial information systems. In addition, the Company believes that a material weakness existed in its internal controls related to the financial reporting of foreign currency transaction adjustments and in the monitoring of hedging activities. This weakness related to the application of accounting policies related to the accounting for foreign currency transaction gains and losses on debt instruments that no longer qualified for hedge accounting.

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures in place as of the end of the most recent fiscal quarter covered by this quarterly report pursuant to Rule 13a-15(b) of the Exchange Act.  Based on this evaluation, the CEO and CFO have concluded that the disclosure controls and procedures do not provide reasonable assurance of effectiveness as of that period because of the material weaknesses identified above.

The Company intends to devote significant resources to revising its policies, procedures, and financial information systems to comply with the methods required by GAAP related to revenue recognition to ensure accurate measurement of estimates and recording of amounts associated with the acquisition of retail and vehicle lease contracts and dealer incentive and rate participation payments at acquisition and over the life of the contracts.

In addition, the Company is reviewing its accounting policies related to debt instruments during the periods when the debt does not qualify for hedge accounting.  The Company does not expect that these errors will recur in future periods as it now employs regression analysis to assess the effectiveness of its hedges.  The Company began using regression analysis to assess its hedge effectiveness in January 2004.  Prior to this date, the Company employed the dollar-offset method.

The Company is implementing the following enhancements to its internal controls.

•

The Company is currently developing new financial models for calculating incremental direct cost and fee amortization and reviewing existing systems to confirm that proper calculations are used.  The Company anticipates finalizing its financial models by the end of calendar year 2004 and completing its systems review by the end of fiscal year 2005.

•

The Company is reviewing its accounting policies for debt instruments where the debt did not qualify for hedge accounting and anticipates completing its review and updating its policies by the end of calendar year 2004.

•

The Company has hired a new Corporate Controller and Chief Accounting Officer and is in the process of filling two management positions dedicated to the development, documentation, and proper application of accounting policies, including accounting for deferred fees and costs, derivatives, and foreign currency transaction gains and losses.  The Company anticipates filling these two positions by the end of fiscal year 2005.

•

The accounting policies group in conjunction with the marketing group will review new marketing and related programs.  The Company anticipates that the marketing program review process will be implemented by the end of calendar year 2004.

•

The Company will also review other existing accounting policies, and develop appropriate supporting documentation to ensure that generally accepted accounting principles are applied appropriately.  The Company anticipates completing its accounting policies review by the end of the fiscal year.

The Company is currently in the process of reviewing and formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Changes have been and will be made to the Company’s internal controls over financial reporting as a result of these efforts.  There was no change in the Company’s internal control over financial reporting identified in connection with the disclosure controls and procedures evaluation referred to above during the most recent fiscal quarter covered by this quarterly report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, subsequent to September 30, 2004 and contemporaneously with the filing of this Form 10-Q, the Company has begun implementing changes to its internal controls, as described above, to correct the material weaknesses identified above.  The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis, and will take further action as appropriate.

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

Fair Lending Class Actions

An alleged class action in federal court in California, Baltimore v. Toyota Motor Credit Corporation filed in November 2000, claims that the Company’s pricing practices discriminate against African-Americans.  Two additional cases pending in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit Corporation) filed in April 2003 and August 2003, respectively, contain similar allegations claiming discrimination against minorities.  The cases have been brought by various individuals.  Injunctive relief is being sought in all three cases and the Herra  and Gonzales  cases also include a claim for  actual damages.  The Company believes it has strong defenses to these claims.

New Jersey Consumer Fraud Action

An action in the New Jersey Superior Court, Jorge v Toyota Motor Insurance Services (“TMIS”), filed in November 2002 claims that the TMIS Gold Plan Vehicle Service Agreement (“VSA”) is unconscionable on its face and violates the New Jersey Consumer Fraud Act.  In September 2004, the case was certified as a class action consisting of all New Jersey consumers who purchased a VSA.  The plaintiffs are seeking injunctive relief as well as actual damages and treble damages.  The Company believes it has strong defenses to these claims.

Litigation is subject to many uncertainties and the outcome is not predictable.  It is possible that the matters described above could be decided unfavorably to the Company.  Although the amount of liability as of the date of this filing with respect to these matters cannot be ascertained, management believes that any resulting liability will not materially affect the Company’s consolidated financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is nothing to report with regard to this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There is nothing to report with regard to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On November 19, 2004, TMCC entered into a Master Services Agreement with Toyota Financial Savings Bank (“TFSB”), a Nevada thrift company owned by TFSA to provide certain administrative services to TFSB in exchange for TFSB’s willingness to make available certain financial products and services to TMCC’s customers and dealers.  Under the terms of the agreement, TMCC will charge TFSB an amount that would not exceed an amount that would be charged to an unaffiliated third party.  The fees may be amended from time to time by written agreement, and the agreement may be terminated by either party with 30 days notice.  TMCC will not charge TFSB for any such services during the first three years of the agreement. A copy of the Master Services Agreement is attached hereto as Exhibit 10.4. Please refer to the Exhibit for a complete description of the terms and conditions of the Agreement.  In addition to the agreement discussed above an officer of TMCC is the Chairman of the Board of Directors of TFSB and another employee of TMCC is serving as an officer of TFSB in an interim capacity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed on the accompanying Exhibit Index, on page 58, are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION

(Registrant)

Date: November 22, 2004	By /S/ GEORGE E. BORST

George E. Borst President and Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2004	By /S/ JOHN F. STILLO

John F. Stillo Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description	Method of Filing

3.1(a	)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b	)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c	)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d	)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e	)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f	)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g	)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h	)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2		Bylaws as amended through December 8, 2000	(3)

4.1		Amendment No. 2 to the Fourth Amended and Restated Agency Agreement, dated September 29, 2004, among TMCC, JPMorgan Chase Bank and JPMorgan Bank Luxembourg, S.A.	(4)

(1)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Registration Statement on Form S-1, File No. 33-22440.

(2)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-K for the year ended September 30, 1989, Commission File No. 1-9961.

(3)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-Q for the quarter ended December 31, 2000, Commission File No. 1-9961.

(4)	Incorporated herein by reference to Exhibit 4.3(c) filed with the Company’s Current Report on Form 8-K dated October 4, 2004, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1

364 Day Credit Agreement Dated as of July 30, 2004 among Toyota Motor Credit Corporation and Toyota Credit de Puerto Rico Corp., as the Borrowers, Citicorp USA, Inc., as Administrative Agent, and The Other Lenders Party Hereto

Filed Herewith

10.2

Five Year Credit Agreement Dated as of July 30, 2004 among Toyota Motor Credit Corporation and Toyota Credit de Puerto Rico Corp., as the Borrowers, Citicorp USA, Inc., as Administrative Agent, and The Other Lenders Party Hereto

Filed Herewith

10.3	Fiscal Year 2005 Form of Option Agreement for the Grant of Options to Acquire the Common Stock of Toyota Motor Corporation *	Filed Herewith

10.4	Master Services Agreement Dated as of November 19, 2004 between TMCC and Toyota Financial Savings Bank, a Nevada Thrift Company.	Filed Herewith

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed Herewith

15.1	Report of Independent Accountants	Filed Herewith

15.2	Letter regarding unaudited interim financial information	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.