Form 10-K/A
period 2004-03-31
TOYOTA MOTOR CREDIT CORP
filed 2004-12-08
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Registrant’s telephone number, including area code: (310) 468-1310 Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

n/a	n/a

Securities registered pursuant to Section 12(g) of the Act:	2.80% Fixed Rate Notes due 2006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes |_| No |X|

As of April 30, 2004, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend the Toyota Motor Credit Corporation (the “Company”) Annual Report on Form 10-K for the period ended March 31, 2004 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of March 31, 2004 and 2003 and for the years ended March 31, 2004, 2003 and 2002, including selected financial data for the fiscal years ended September 30, 1999 and 2000 and the six months ended March 31, 2001. The restatement arose from management’s determination that the Company’s accounting methodology and the structure and design of certain financial systems relating primarily to the capitalization and amortization of incremental direct costs and fees was not in compliance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), and that certain adjustments are necessary to the Company’s Consolidated Financial Statements. Incremental direct costs and incentive payments made to vehicle dealers were expensed when incurred rather than capitalized and amortized over the life of the related contracts. The majority of these costs and fees consisted of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. In addition, other incentives in the form of rate participation payments made to vehicle dealers were deferred and amortized using a method that was inconsistent with the revenue recognition method of the underlying contracts. During the course of its review, the Company determined that additional adjustments and reclassifications to previously reported results were required.

These additional adjustments related to the Company’s accounting for notes payable during periods when the notes payable and the related derivatives did not qualify for hedge accounting. The Company did not properly record foreign currency transaction gains and losses on certain notes payable during these periods and did not properly determine the calculation of additional basis adjustments once the hedge was re-established on the notes payable.

Additionally, the reclassifications primarily related to unearned income that was reclassified to finance receivables, net and investments in operating leases, net, that had been previously misclassified in other liabilities. The Company also recorded other adjustments that were previously deemed not material. The adjustments and reclassifications, including their impact on the Consolidated Financial Statements, are further described in Note 1 of the Notes to Consolidated Financial Statements.

Generally, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K except as required to reflect the effects of the restatement. This Form 10-K/A does not reflect events occurring after the filing of the original report on Form 10-K (“original Form 10-K”) or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-K with the Securities and Exchange Commission on June 21, 2004. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Business

•	Part II – Item 6 – Selected Financial Data

•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8 – Financial Statements and Supplementary Data

•	Part II – Item 9A – Controls and Procedures; and

•	Part IV– Item15 – Exhibits, Financial Statement Schedules and Reports on Form 8-K

In addition, the Company’s Form 10-Q for the period ended September 30, 2004 dated November 22, 2004, the Form 8-K dated September 29, 2004 and the Form 8-K dated October 11, 2004 are hereby incorporated by reference.

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

The Company provides a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers. The Company also provides finance and insurance products to commercial and industrial equipment dealers (“industrial equipment dealers”) and their customers. The Company’s products fall primarily into the following financing and insurance product categories:

•	Financing – The Company provides a broad range of financing products including retail financing, leasing, and wholesale and other dealer financing to vehicle and industrial equipment dealers and their customers.

•	Insurance – Through a wholly owned subsidiary, the Company provides marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers. The Company also provides coverage and related administrative services to certain affiliates.

The Company supports growth in earning assets through funding obtained in the capital markets as well as funds provided by operating activities. Refer to the “Liquidity and Capital Resources” section of Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for a detailed discussion of the Company’s funding activities. A more detailed description of the products and services offered by the Company is contained within this Business section. Refer to Note 17 – Segment Information of the Notes to Consolidated Financial Statements for financial information including assets, revenues, and net income generated by these segments. Certain prior period amounts in this Form 10-K have been reclassified to conform to the current period presentation.

The Company primarily acquires and services finance and lease contracts from vehicle dealers through 30 dealer sales and services offices (“DSSOs”) and three customer service centers (“CSCs”) and from industrial equipment dealers through a corporate department located at the Company’s headquarters in Torrance, California. The DSSOs primarily support vehicle dealer financing needs by providing services such as acquiring finance and lease contracts from vehicle dealers, financing inventories, and financing other dealer activities such as business acquisitions, facilities refurbishment, real estate purchases and working capital requirements. The DSSOs also provide information and support for the Company’s finance and insurance products sold in the United States (excluding Hawaii) (“U.S.”) The CSCs support customer account servicing functions such as collections, lease terminations, and administration of retail and lease customer accounts. Prior to fiscal 2003, the functions currently performed by the DSSOs and CSCs were provided by 33 branch offices and one customer service center. Refer to the “Results of Operations - Operating and Administrative Expenses” and “Results of Operations - Credit Risk” sections of the MD&A for further discussion of related restructuring charges and the impact of the restructuring on the Company’s operating results.

During fiscal 2004 the Company launched a multi-year initiative to replace its major legacy transaction systems, including the retail, lease, vehicle wholesale, and insurance transaction systems. The purpose of the initiative is to implement simplified, streamlined technology solutions to improve service delivery to its customers, speed information management, and support continued profitable growth. The Company expects to incur significant costs related to this initiative during the next several fiscal years. Refer to the “Results of Operations - Operating and Administrative Expenses” section of the MD&A for further discussion regarding expected costs to be incurred as a result of this initiative. In addition, the Company could incur additional losses as a result of disruptions of the Company’s processes and procedures during implementation of the new systems.

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

During the fourth quarter of fiscal 2004, TMCC’s Board of Directors approved a plan to sell its Mexican and Venezuelan subsidiaries and its holdings in the Brazilian subsidiary to TFSA. The sale of these interests was completed in April 2004. Refer to Note 19-Subsequent Events of the Notes to Consolidated Financial Statements for further discussion of the terms and conditions of the sale. Due to the immaterial size of the Mexican and Venezuelan operations and the Brazilian holdings relative to the Company’s consolidated financial condition and results of operations, the related assets, liabilities, and results of operations are included with the results of ongoing operations in the Company’s consolidated balance sheet and consolidated statement of income.

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

Risk Factors

The Company is exposed to certain risks and uncertainties that could have a material adverse impact to the Company’s financial condition and operating results:

Residual Value Risk

Residual value risk is the risk that the estimated residual value at lease origination will not be recoverable at the end of the lease term. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to the Company. A higher rate of vehicle returns exposes the Company to greater risk of loss at lease termination. Refer to the “Results of Operations - Residual Value Risk” section of the MD&A for further discussion regarding the Company’s exposure to this risk.

Credit Risk

Credit risk is the risk of loss arising from a failure of a customer or dealer to meet the terms of any contract with the Company or otherwise fail to perform as agreed. The Company’s level of credit risk is influenced primarily by two factors: the total number of contracts that default and the loss per occurrence, which in turn are influenced by various economic factors, the used vehicle market, contract term length, purchase quality mix, and organizational and operational changes. Refer to the “Results of Operations - Credit Risk” section of the MD&A for further discussion regarding the Company’s exposure to this risk.

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

Market Risk

Market risk is the risk that changes in market rates or prices will negatively affect the Company’s income, market value, and capital. Policies governing market risk exposure are established and periodically reviewed by the Company’s senior management as conditions warrant. The Company uses derivative instruments, along with other tools and strategies, to manage its market risk. The Company has established procedures to ensure that the Company’s risk management, including its use of derivatives, is in accordance with the Company’s policy framework. Refer to Item 7a., “Quantitative and Qualitative Disclosures About Market Risk” in the original Form 10-K for further discussion regarding the Company’s exposure to this risk.

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

Factors Affecting Earnings Growth

The Company’s ability to continue to maintain its earnings growth is subject to a variety of factors, including changes in the overall market for retail financing, leasing or wholesale financing, changes in the level of sales of Toyota and Lexus vehicles in the U.S., rates of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rates of default by its customers, changes in the U.S. and international funding markets, the used vehicle market, levels of operating and administrative expenses including but not limited to personnel costs and technology costs, general economic conditions in the U.S. and other factors. Refer to “Competition” and “Regulatory Environment” in this Business section for discussion regarding the Company’s exposure to risk of loss resulting from the competitive and regulatory environments. Refer to the MD&A for discussion of the Company’s exposure to credit risk and expectations regarding operating and administrative expenses. Refer to Item 7a “Quantitative and Qualitative Disclosures About Market Risk” in the original Form 10-K for further discussion regarding the Company’s exposure to market risk.

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

The table below summarizes the Company’s financing revenues by primary product and the related retail financing and leasing average contract terms.

	Years Ended March 31,

	2004	2003	2002

	(Restated)

Percentage of total financing revenues:
Leasing(1)	61%	64%	68%
Retail financing	34%	31%	27%
Wholesale and other dealer financing	5%	5%	5%

Total financing revenues	100%	100%	100%

(1)	Leasing revenues are shown gross of depreciation on operating leases. Leasing revenues net of depreciation on leases represent 34%, 40%, and 44% of total financing revenues net of depreciation on leases for fiscal 2004, 2003, and 2002, respectively.

Lease Financing

The Company primarily acquires new vehicle and industrial equipment lease contracts originated through vehicle and industrial equipment dealers. Lease contracts to be acquired are evaluated against the Company’s credit standards and, if approved, the Company acquires the lease contracts and concurrently assumes ownership of the leased vehicles or industrial equipment. The Company views its lease arrangements as financing transactions as it does not seek to re-lease the vehicles or equipment upon either default or at lease termination. The Company is responsible for contract administration and collection during the lease period. The Company uses a behavioral-based collection strategy to minimize risk of loss and employs various collection methods. The Company is permitted to take possession of vehicles or industrial equipment upon lessee default and has the right to enforce collection actions against the lessee. Upon default, the Company sells the vehicles or equipment through vehicle and industrial equipment dealers or auctions.

The Company is also responsible for the residual value of the leased asset if the lessee, vehicle dealer, or industrial equipment dealer does not purchase the asset at lease maturity. At the end of the lease term, lease customers have the option to purchase the leased asset at the contractual residual value or return the leased asset to the vehicle or industrial equipment dealer. If the leased asset is returned to the vehicle or industrial equipment dealer, the vehicle or industrial equipment dealer has the option of purchasing the leased asset or returning it to the Company. In an effort to minimize losses incurred at lease maturity, the Company has developed remarketing strategies to maximize proceeds and minimize disposition costs on used vehicles and industrial equipment sold at lease termination. The Company uses various channels to sell vehicles returned at lease maturity. Refer to the “Results of Operations - Residual Value Risk” section of the MD&A for further discussion of the Company’s remarketing activities. Industrial equipment returned by the lessee or industrial equipment dealer is sold through authorized Toyota industrial equipment dealers or wholesalers using a bidding process.

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

Toyota Lease Trust, a Delaware business trust (the “Titling Trust”), acts as lessor and holds title to leased vehicles in specified states in connection with a lease securitization program. Lease contracts acquired by the Titling Trust from Toyota and Lexus vehicle dealers are serviced by TMCC in the same manner as contracts owned directly by the Company. The Company holds an undivided trust interest in lease contracts owned by the Titling Trust, and these lease contracts are included in the Company’s lease assets unless and until such time as the interests in the contracts are transferred in a securitization transaction. The Company does not presently have an active lease securitization program.

Retail Financing

The Company primarily acquires new and used vehicle and industrial equipment financing contracts from Toyota, Lexus and, to a lesser extent, other domestic and import franchised dealers. Financing contracts to be acquired are evaluated against the Company’s credit standards and, if approved, the Company acquires the financing contracts and a security interest in the vehicle or industrial equipment that is financed under the contract. Thereafter, the Company has responsibility for contract administration and collection. The Company uses a behavioral-based collection strategy to minimize risk of loss and employs various collection methods. Upon commencement of the contracts, the Company perfects its security interests through Uniform Commercial Code (“UCC”) filings in the vehicles or industrial equipment financed and has the right to repossess the assets if customers fail to meet contractual obligations and has the right to enforce collection actions against the obligors under the contracts. Upon default, the Company sells the vehicles or industrial equipment through vehicle or industrial equipment dealers or physical auctions. Repossessed vehicles are sold through a variety of distribution channels, similar to the sale of vehicles returned at lease end. Refer to the “Results of Operations - Residual Value Risk” section of the MD&A for further discussion of the Company’s remarketing activities.

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

Substantially all of the business conducted by TMIS is tied to the sale of vehicles by related Toyota and Lexus vehicle dealers and certain other domestic or import vehicle dealers in the U.S. In addition, TMIS obtains a significant amount of VSA business through providing limited warranty coverage to TMS on certain pre-owned vehicles. Changes in the volume of vehicle sales, changes in vehicle dealers’ utilization of programs offered by TMIS, or changes in the level of coverage purchased by TMS, could materially impact the level of TMIS operations. Income before provision for income taxes from insurance operations contributed 8%, 26%, and 14% to total income before provision for income taxes for the years ended March 31, 2004, 2003, and 2002, respectively.

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

TMCC and TMS are parties to a shared services agreement (“Shared Services Agreement”). The Shared Services Agreement covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided by each entity to the other. Refer to the “Results of Operations - Operating and Administrative Expenses” section of the MD&A for a discussion of charges incurred under this agreement.

To support funding efforts, credit support agreements were established between the Company and TFSC and TFSC and TMC. These agreements are further discussed in the “Liquidity and Capital Resources” section of the MD&A, Note 15-Related Party Transactions of the Notes to Consolidated Financial Statements, and Item 13. Certain Relationships and Related Transactions.

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

ITEM 6.   SELECTED FINANCIAL DATA

As discussed in the Explanatory Note, this Form 10-K/A is being filed with the SEC to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of March 31, 2004 and 2003 and for the years ended March 31, 2004, 2003 and 2002. Accordingly, the amounts included in this Item 6 have been revised to reflect this restatement.

	Year Ended March 31,			Six Months Ended March 31,	Year Ended September 30,

	2004	2003	2002	2001(1)	2000	1999

	(Dollars in millions) (Restated)

INCOME STATEMENT DATA(2)
Financing Revenues:
Leasing	$2,340	$2,402	$2,382	$1,237	$2,403	$2,375
Retail financing	1,284	1,172	958	398	776	650
Wholesale and other dealer financing	198	181	193	128	189	126

Total financing revenues	3,822	3,755	3,533	1,763	3,368	3,151

Depreciation on leases	1,561	1,502	1,480	747	1,440	1,644
Interest expense	557	1,160	994	754	1,295	934

Net financing revenues	1,704	1,093	1,059	262	633	573

Insurance premiums earned and
contract revenues	177	159	148	64	132	118
Investment and other income	191	108	93	91	16	65

Net financing revenues
and other revenues	2,072	1,360	1,300	417	781	756

Expenses:
Operating and administrative	564	525	513	231	395	367
Provision for credit losses	351	604	263	89	135	83
Insurance losses and loss adjustment
expenses	98	87	76	35	81	63

Total expenses	1,013	1,216	852	355	611	513

Income before equity in net loss of
subsidiary, provision for income
taxes and cumulative effect of
change in accounting principle	1,059	144	448	62	170	243
Equity in net loss of subsidiary	—	—	—	—	(1)	—
Provision for income taxes	418	54	177	23	65	103

Income before cumulative effect of
change in accounting principle	641	90	271	39	104	140
Cumulative effect of change in
accounting principle, net of tax
benefits	—	—	—	(2)	—	—

Net Income	$641	$90	$271	$37	$104	$140

(1)	In June 2000, the Executive Committee of the Board of Directors of the Company approved a change in the Company’s fiscal year-end from September 30 to March 31. This change resulted in a six-month transition period from October 1, 2000 through March 31, 2001.

(2)	Certain prior period amounts have been reclassified to conform to the current period presentation. These include the reclassification of the derivative fair value adjustment into interest expense in the income statement data, made in response to recent SEC public announcements related to the income statement presentation of certain derivative activities. The reclassification had no impact on net financing revenues and other revenues or net income.
	March 31,				September 30,

	2004	2003	2002	2001	2000	1999

	(Dollars in millions) (Restated)

BALANCE SHEET DATA(1)

Finance receivables, net	$32,337	$26,349	$23,342	$19,120	$18,105	$13,803
Investments in operating leases, net	$7,590	$7,925	$7,560	$7,329	$7,878	$8,507
Total assets	$44,634	$39,001	$33,942	$28,914	$27,880	$24,433
Notes and loans payable	$36,854	$32,156	$27,020	$22,189	$21,092	$18,553
Capital stock	$915	$915	$915	$915	$915	$915
Retained earnings(2)	$2,604	$1,963	$1,873	$1,606	$1,570	$1,465
Total shareholder’s equity	$3,563	$2,895	$2,802	$2,537	$2,503	$2,395

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)	During fiscal 2002, the Company’s Board of Directors declared and paid a cash dividend of $4 million to TFSA. No dividends were declared or paid in any other period presented.

	As of/for the

	Year Ended March 31,			Six Months Ended March 31,	Year Ended September 30,

	2004	2003	2002	2001	2000	1999

	(Dollars in millions) (Restated)

KEY FINANCIAL DATA(1)

Ratio of earnings to fixed charges	2.88	1.13	1.45	1.09	1.13	1.26
Debt to equity	10.34	11.11	9.64	8.75	8.43	7.75
Return on assets(2)	1.53%	0.25%	0.86%	0.26%	0.40%	0.59%

Allowance for credit losses as a
percentage of gross earning assets	1.29%	1.33%	0.88%	0.80%	0.83%	0.85%

Net credit losses as a percentage of
average earning assets(2)	0.74%	1.12%	0.63%	0.50%	0.40%	0.40%

Over-60 day delinquencies as a
percentage of gross earning assets	0.34%	0.57%	0.72%	0.26%	0.25%	0.17%

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation. These include the reclassification of the derivative fair value adjustment into interest expense in the income statement data, made in response to recent SEC public announcements related to the income statement presentation of certain derivative activities. The reclassification had no impact on net financing revenues and other revenues or net income.

(2)	Ratio for the six months ended March 31, 2001 has been annualized using six-month results.
- 14 -

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As discussed in the Explanatory Note, this Form 10-K/A is being filed with the Securities and Exchange Commission (“SEC”) to reflect the restatement of Toyota Motor Credit Corporation’s Consolidated Financial Statements and amendments to related disclosures as of March 31, 2004 and 2003 and for the years ended March 31, 2004, 2003 and 2002. Accordingly, the discussion and amounts included in this MD&A have been revised to reflect these amendments.

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

Fiscal 2004 Operating Summary

The Company reported net income of $641 million during fiscal 2004, compared with net income of $90 million in fiscal 2003. Fiscal 2004 financial results were influenced by a number of factors including volume growth, improvements in customer delinquencies and related credit losses, and reduced funding costs, including a positive adjustment to the fair value of the Company’s derivative instruments, resulting from the low interest rate environment. During fiscal 2004 the Company significantly increased its volume of new contracts acquired primarily from Toyota and Lexus vehicle dealers, from 857,000 contracts in fiscal 2003 to 949,000 contracts in fiscal 2004. Much of this growth in volume resulted from increased sales levels of Toyota and Lexus vehicles in the U.S. TMS sold 1.9 million units during fiscal 2004 compared to 1.8 million units in fiscal 2003. The Company also increased its consumer retail and lease finance market share of Toyota and Lexus vehicles, excluding fleet sales and sales of an independent distributor, by 50 basis points to 45.5%. The increase in market share was attributable to increased contract volume coupled with the continued use of TMS sponsored special financing programs offered to qualified retail customers. The combination of these factors coupled with lower securitization volume contributed to a $5.7 billion, or a 16% increase, in the Company’s earning assets to $39.9 billion. This growth in earning assets provides a key source of ongoing revenue and profitability.

Current year net financing revenues increased $611 million, or 56%, over the prior year to $1.7 billion due to the increase in earning assets partially offset by a general decline in the portfolio yield of the Company’s earning assets portfolio resulting from lower market interest rates over the last several fiscal years and the competitive environment.

The Company continued to benefit from low short-term interest rates as a portion of its funding is based upon LIBOR. Further, the recent rise in two and three-year swap rates in the past few quarters resulted in favorable mark-to-market adjustments on the Company’s derivative portfolio. The combination of these two factors contributed to a $603 million, or 52%, reduction in overall interest expense over fiscal 2003.

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

Overall, the Company increased its capital position by $0.7 billion bringing total equity to $3.6 billion at March 31, 2004. The Company’s debt-to-equity position improved from 11.11 to 10.34 at March 31, 2003 and 2004, respectively. Additionally, reserves as a percentage of gross earning assets declined from 1.33% to 1.29%, reflecting the improvement in overall portfolio credit quality.

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

FINANCIAL CONDITION Net Earning Assets The composition of the Company’s net earning assets is summarized below:

	March 31,			% Change

	2004	2003	2002	2004 to 2003	2003 to 2002

	(Dollars in millions) (Restated)

Net Earning Assets(1)
Finance receivables, net
Retail finance receivables, net	$22,182	$15,737	$13,343	41%	18%
Finance leases, net	3,603	5,022	6,381	(28%)	(21%)
Wholesale and other dealer loans, net	6,552	5,590	3,618	17%	55%

Total finance receivables, net	32,337	26,349	23,342	23%	13%
Investments in operating leases, net	7,590	7,925	7,560	(4%)	5%

Net earning assets	$39,927	$34,274	$30,902	16%	11%

Average Original Contract Terms:
Leasing(2)	48 months	47 months	45 months
Retail financing(3)	58 months	57 months	57 months

Wholesale and Other Dealer Loans
Number of wholesale dealers receiving
vehicle wholesale financing	980	829	692
Dealer inventory financed (units)	166,000	147,000	89,000

(1)	Certain prior period amounts have been reclassified to conform to current year presentation

(2)	Terms range from 24 months to 60 months

(3)	Terms range from 24 months to 72 months
- 18 -

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

Operating leases as a percentage of lease earning assets have increased during the last three fiscal years due to a Company decision to discontinue purchasing residual value insurance. Through June 2001 the Company insured residual values for all leases acquired by the Titling Trust, enabling leases acquired by the Titling Trust to be classified as finance lease receivables rather than investments in operating leases and, thus, qualify for off-balance sheet securitization. The Company’s residual value insurance purchases were discontinued effective July 2001. Additionally, the Company recently revised the estimates underlying its classification of leases. As a result, the Company expects a significant decrease in the number of vehicles that will qualify as finance leases in the future.

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

Contract Volume The composition of the Company’s contract volume and market share is summarized below:

	Years Ended March 31,			% Change

	2004	2003	2002	2004 to 2003	2003 to 2002

Contract Volume:
New vehicle retail contracts	593,000	476,000	419,000	25%	14%
Used vehicle retail contracts	238,000	214,000	224,000	11%	(4%)

Total vehicle retail contract volume	831,000	690,000	643,000	20%	7%

New vehicle leases	116,000	164,000	187,000	(29%)	(12%)
Used vehicle leases	2,000	3,000	5,000	(33%)	(40%)

Total vehicle lease contract volume	118,000	167,000	192,000	(29%)	(13%)

Total contract volume	949,000	857,000	835,000	11%	3%

TMS subvened contract volume
(included in the above table):
New vehicle retail contracts	263,000	198,000	149,000	33%	33%
Used vehicle retail contracts	45,000	32,000	24,000	41%	33%
New vehicle leases	34,000	43,000	33,000	(21%)	30%

Total	342,000	273,000	206,000	25%	33%

TMS subvention rates(1):
Vehicle retail	37%	33%	27%
Vehicle lease	29%	26%	17%

Market share(2):
Vehicle retail contracts	37.9%	33.3%	29.9%
Vehicle leases	7.6%	11.7%	13.4%

Total	45.5%	45.0%	43.3%

(1)	TMS subvention rates represent subvened new and used contract volume as a percentage of total contract volume for vehicle retail contracts and vehicle lease contracts.

(2)	Market share represents the percentage of total TMS sales of new Toyota and Lexus vehicles financed by TMCC. Total TMS sales excludes fleet sales, sales of the Mexico and Venezuela distributors, and a U.S. private Toyota distributor.

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

RESULTS OF OPERATIONS

Total Financing Revenues

	Years Ended March 31,			% Change

	2004	2003	2002	2004 to 2003	2003 to 2002

	(Dollars in millions) (Restated)

Financing revenues:
Leasing	$2,340	$2,402	$2,382	(3%)	1%
Retail financing	1,284	1,172	958	10%	22%
Wholesale and other dealer financing	198	181	193	9%	(6%)

Total financing revenues	$3,822	$3,755	$3,533	2%	6%

Overall portfolio yield	6.08%	6.79%	7.12%

Fiscal 2004 Compared to Fiscal 2003

Total financing revenues increased slightly due to retail financing and wholesale and other dealer financing revenue increases, partially offset by a decline in leasing revenues. Leasing revenues declined due to reductions in vehicle lease earning assets and in lease portfolio yield. Retail financing revenues increased as a result of the continued growth in vehicle retail finance receivables, partially offset by reductions in retail financing portfolio yield. The declines in lease and retail portfolio yields are due to the declines in market interest rates and the level of competitive pricing pressure. Wholesale and other dealer financing revenues increased due to increases in the related receivables, partially offset by a reduction in wholesale and other dealer financing portfolio yield. The decrease in wholesale and other dealer portfolio yield reflects general decreases in short term interest rates. The changes in leasing and retail financing revenues are consistent with the continued emphasis by the Company and TMS on special retail financing programs. Refer to the “Financial Condition – Net Earning Assets and Contract Volume” sections of this MD&A for further discussion regarding earning asset changes.

Fiscal 2003 Compared to Fiscal 2002

Total financing revenues increased primarily due to an increase in retail financing revenues, partially offset by lower wholesale and other dealer financing revenues. Retail financing revenues increased as a result of the continued growth in vehicle retail finance receivables, partially offset by a reduction in overall portfolio yield. Wholesale and other dealer financing revenues decreased as the incremental revenue from growth in the related receivables was more than offset by lower portfolio yield.

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

Management periodically reviews the estimated realizable value of leased assets to assess the appropriateness of the carrying value of the lease residuals. For operating leases, the impact of estimated declines in contractual residual values is included in depreciation expense in the Consolidated Statement of Income and is discussed in the “Results of Operations – Depreciation on Operating Leases” section of this MD&A. For direct financing leases, the impact of estimated declines in contractual residual values reduces lease financing revenues in the Consolidated Statement of Income.

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

The following table summarizes the Company’s scheduled maturities and related vehicle lease return rates by period:

	Years Ended March 31,

	2004	2003	2002

Scheduled maturities (units)	185,000	211,000	279,000

Vehicle lease return rates(1)	49%	50%	55%

(1)	The vehicle lease return rate represents end of term leased vehicles returned to the Company for sale as a percentage of lease contracts that were originally scheduled to mature in the same period.

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

Depreciation on Operating Leases The following table sets forth the items included in the Company’s depreciation on operating leases:

	Years Ended			% Change

	2004	2003	2002	2004 to 2003	2003 to 2002

	(Dollars in millions, except per vehicle data)

Contractual depreciation	$1,410	$1,318	$1,199	7%	10%
Incremental depreciation	151	184	281	(18%)	(35%)

Total depreciation on leases	$1,561	$1,502	$1,480	4%	1%

Average operating lease units outstanding	311,000	317,000	322,000
Average capitalized cost per vehicle	$32,132	$30,499	$30,096
Average residual values per vehicle	$15,583	$15,130	$15,551
Average depreciable basis percentage	51.5%	50.4%	48.3%

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

      Purchase Quality Mix

A change in the mix of contracts acquired at various risk levels may potentially increase the amount of credit risk the Company assumes. An increase in the number of contracts acquired with lower Fair Isaac Credit Organization (“FICO”) scores (numeric scores that establish a consumer’s creditworthiness based on present financial condition, experience and past credit history) can increase the amount of credit risk. Conversely, an increase in the number of contracts with higher FICO scores acquired can lower credit risk. An increase in the mix of contracts with lower FICO scores can also increase operating risk unless appropriate controls and procedures are established. The Company strives to maintain a consistent mix of contracts acquired with various levels of FICO scores and to price such contracts according to their risk in order to achieve a reasonable return on investment.

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

	Years Ended March 31,			% Change

	2004	2003	2002	2004 to 2003	2003 to 2002

	(Dollars in millions)

Allowance for credit losses at beginning of period	$462	$273	$214	69%	28%

Provision for credit losses	351	604	263	(42%)	130%

Charge-offs	(335)	(405)	(200)	(17%)	103%

Recoveries	59	35	20	69%	75%

Adjustments related to securitization activity	(17)	(45)	(24)	(62%)	88%

Allowance for credit losses at end of period	$520	$462	$273	13%	69%

	March 31,

	2004	2003	2002

	(Dollars in millions) (Restated)

Net credit losses as a percentage of average	0.74%	1.12%	0.63%
earning assets
Aggregate balances 60 or more days past due	$138	$198	$224
Over-60 day delinquencies as a percentage of
gross earning assets	0.34%	0.57%	0.72%
Allowance for credit losses as a percentage of
gross earning assets	1.29%	1.33%	0.88%

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

While the factors discussed above contributed to overall improvements in delinquency and credit loss experience during fiscal 2004, the Company’s results continue to be influenced by the trend toward longer-term contracts. The average original retail and lease contract terms on contracts acquired increased from 54.8 months in fiscal 2003 to 56.2 months in fiscal 2004. Additionally, while the employment outlook and consumer confidence have improved, consumer debt and personal bankruptcies were at record levels during fiscal 2004. As such, there remains concern for the future rate of economic recovery and its influence on the Company’s results.

      Fiscal 2003 Compared to Fiscal 2002

The increases in the provision for credit losses and total charge-offs, net of recoveries, as well as the increase in the allowance for credit losses as a percentage of gross earning assets reflect increases in both frequency of occurrence and loss severity.

The Company experienced historically high delinquency and charge-off rates during fiscal 2003 as the restructuring of the field organization completed during this period disrupted normal collection activities. Additionally, the combination of continued economic weakness, the effects of changes in purchase quality mix, continued declines in used vehicle prices during fiscal 2003 and increases in the average original contract term of acquired retail and lease contracts negatively impacted the frequency and severity of losses incurred by the Company. During fiscal 2003, the Manheim Used Vehicle Value Index declined from approximately 115 at March 2002 to approximately 103 at March 2003. The average original retail and lease contract terms on acquired contracts increased from 54.4 months in fiscal 2002 to 54.8 months in fiscal 2003.

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

Use of Derivative Instruments

The Company manages its exposure to market risks such as interest rate and foreign exchange risks with derivative instruments. These instruments include interest rate swaps, cross currency interest rate swaps, and purchased interest rate caps. Market risks are discussed further in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the original Form 10-K . The Company’s use of derivatives is limited to the reduction of the economic exposure inherent in otherwise unhedged positions. The Company is not a derivatives dealer and does not enter into derivatives transactions for trading purposes.

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

Hedge ineffectiveness is the difference between the change in fair value of the hedged item attributable to the risks being hedged and the change in fair value of the hedging instrument. The ineffective portion of designated fair value hedges is recognized and reported as a component of interest expense in the Consolidated Statement of Income. When the Company elects not to designate a derivative instrument and hedged item as a hedge for accounting purposes, or the relationship does not qualify for hedge accounting treatment, the full change in the fair value of the derivative instrument is recognized as a component of interest expense in the Consolidated Statement of Income with no offsetting fair value adjustment for the hedged item.

The Company reviews the effectiveness of its hedging relationships quarterly to determine whether the relationships have been, and will continue to be, effective. The Company currently uses regression analysis to assess the effectiveness of its hedges. When the Company has determined that a hedging relationship has not been effective, hedge accounting is no longer applied. When hedge accounting is discontinued, the Company continues to carry the derivative instrument as a component of other assets or other liabilities in the Consolidated Balance Sheet at its fair value. In addition, the Company ceases to adjust the hedged item for changes in fair value and amortizes the cumulative fair value adjustments recognized in prior periods over the remaining term of the hedged item. The impact of changes in foreign currency rates between periods on foreign currency denominated notes payable is recorded as a component of investment and other income in the Consolidated Statement of Income.

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

The following table summarizes the components of interest expense:

	Years ended March 31,			% Change

	2004	2003	2002	2004 to 2003	2003 to 2002

	(Dollars in millions) (Restated)

Interest on notes and loans payable,
including net settlements on interest
rate swaps	$750	$832	$1,033	(10%)	(19%)
Derivative fair value adjustment	(193)	328	(39)	—	—

Total interest expense	$557	$1,160	$994	(52%)	17%

Weighted average interest rate	2.34%	2.86%	4.11%
Weighted average outstanding debt	$31,995	$29,120	$25,040

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

The following table summarizes the components of the Company’s derivative fair value adjustment, which is included in interest expense.

	Years ended March 31,

	2004	2003	2002

	(Dollars in millions) Unrealized (Gain)/Loss (Restated)

Ineffectiveness related to designated hedges	$(114)	$(96)	$(3)
Non-designated hedges	(84)	284	(20)
Amortization of de-designated relationships	(52)	—	—
Caps	32	121	(1)
Other	25	19	(15)

Derivative fair value adjustment	$(193)	$328	$(39)

Investment and Other Income The following table summarizes the Company’s investment and other income:

	Years Ended March 31,			% Change

	2004	2003	2002	2004 to 2003	2003 to 2002

	(Dollars in millions) (Restated)

Income from retained interests	$74	$55	$57	35%	(4%)
Servicing fee income	45	38	34	18%	12%
Gains from securitization of finance
receivables	30	106	69	(72%)	54%
Losses on impairment of retained interests	—	(21)	(70)	(100%)	(70%)

Investment income from securitizations	149	178	90	(16%)	98%

Investment income from marketable
securities	25	25	25	—	—
Realized gains/(losses) on marketable
securities	14	(19)	4	—	—
Losses related to Argentine investment	—	(9)	(31)	(100%)	(71%)
Foreign currency transaction
(losses)/gains	—	(69)	3	—	—
Other income	3	2	2	50%	—

Investment and other income	$191	$108	$93	77%	16%

Investment and other income increased from fiscal 2003 to fiscal 2004 primarily due to the absence of foreign currency transaction losses, the positive impact of realized gains on marketable securities, and the absence of losses on impairment of retained interests and on the investment in Toyota Credit Argentina S.A. (“TCA”), partially offset by lower gains from securitizations of finance receivables. Investment and other income increased from fiscal 2002 to fiscal 2003 primarily due to higher gains from securitizations of finance receivables and lower losses on impairment of retained interests and on the investment in TCA, partially offset by foreign currency transaction losses and higher realized losses on marketable securities.

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

Foreign Currency Transaction (Losses)/Gains

Foreign currency transaction gains and losses result from fluctuations in the value of the dollar relative to other currencies on foreign currency denominated notes payable during periods when the notes payable and the associated derivatives do not qualify for hedge accounting. In periods where hedge accounting is applied, the foreign currency transaction gains and losses on foreign currency denominated notes payable resulting from such fluctuations are recorded as a component of interest expense in the Consolidated Statement of Income together with the change in value of the associated derivatives. Refer to the “Use of Derivative Instruments” section within this MD&A for further discussion of hedge accounting.

For periods during fiscal 2003 and 2002, certain foreign currency denominated notes payable and the associated derivatives did not qualify for hedge accounting and the Company recorded net foreign currency transaction losses of $69 million and gains of $3 million, respectively. During fiscal 2004, all foreign currency denominated notes payable were in qualifying hedge accounting relationships and therefore all foreign currency transaction gains or losses were recorded as a component of interest expense in the Consolidated Statement of Income rather than as a component of investment and other income.

Operating and Administrative Expenses

The 7% increase in operating and administrative expenses from $525 million in fiscal 2003 to $564 million in fiscal 2004 reflects increases in personnel expenses related to increased headcount and training activities, expenses related to technology services provided by TMS, expenses related to new technology development, losses on disposal of assets in connection with the Company’s move to the new headquarters location in the TMS headquarters complex in Torrance, California, and additional costs incurred to support growth in the Company’s business. These increases were partially offset by a decrease in restructuring costs. Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC. Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further details.

The 2% increase in operating and administrative expenses from $513 million in fiscal 2002 to $525 million in fiscal 2003 reflects increases in expenses related to technology services provided by TMS and additional costs incurred to support growth in the Company’s business, partially offset by a decrease in restructuring costs.

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

	Years Ended March 31,			% Change

	2004	2003	2002	2004 to 2003	2003 to 2002

	(Dollars in millions) (Restated)

Insurance premiums earned and	$177	$159	$148	11%	7%
contract revenues
Insurance losses and loss
adjustment expenses	$98	$87	$76	13%	14%

Agreement volume (units)	1,030,000	887,000	836,000	16%	6%
Agreements in force (units)	3,026,000	2,634,000	2,354,000	15%	12%
Loss ratio	71%	71%	68%
- 35 -

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

To provide for the issuance of debt securities in the U.S. capital market, the Company maintains a shelf registration with the SEC under which approximately $15 billion was available for issuance at April 30, 2004. Under the Company’s Euro MTN program, which provides for the issuance of debt securities in the international capital markets, the maximum aggregate principal amount authorized to be outstanding at any time is $20 billion, of which approximately $7 billion was available for issuance at April 30, 2004. The U.S. dollar and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, the Company may issue bonds in the U.S. and international capital markets that are not issued under its MTN or Euro MTN programs.As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company intends to amend certain of its filings with the SEC to reflect adjustments to its Consolidated Financial Statements as of and for the three and nine months ended December 31, 2003 and as of and for the three months ended June 30, 2004. The Company will not issue debt under the U.S. dollar MTN program until the amended filings are submitted to the SEC. The Company will also file these amendments in connection with its EMTN program and will not issue debt under its EMTN program until the amended filings are submitted to the United Kingdom Listing Authority. The Company is working to complete these filings as soon as practicable. In any event, the Company believes it has sufficient alternative sources of liquidity to fund its operations.

Securitization

In addition to the unsecured debt markets, the Company maintains access to the securitization market. The Company’s securitization program is a significant source of liquidity as the Company holds over $22.5 billion in potentially securitizable retail finance receivables. The Company had $4.6 billion and $6.7 billion outstanding in asset-backed securities as of March 31, 2004 and 2003, respectively. The Company currently maintains a shelf registration with the SEC relating to the issuance of securities secured by retail finance receivables. During fiscal 2004, the Company sold retail finance receivables totaling $1.9 billion in connection with securities issued under the shelf registration statement. Of the $1.9 billion sold, the Company invested $0.6 billion in purchased and retained securities, resulting in $1.3 billion of net funding proceeds to the Company. As of April 30, 2004, approximately $6.2 billion remained available for issuance under the registration statement. Asset-backed securities are discussed in the “Off-Balance Sheet Arrangements” section of this MD&A.

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

	Committed		Uncommitted		Unused Facility

	March 31,

	2004	2003	2004	2003	2004	2003

	(Dollars in millions)
364-day syndicated bank
credit facilities	$4,000	$2,800	$—	$—	$4,000	$2,800
5-year syndicated bank
credit facility – TMCC	1,400	1,400	—	—	1,400	1,400
Letters of credit facilities	—	—	55	60	53	59

Total facilities	$5,400	$4,200	$55	$60	$5,453	$4,259

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
- 40 -

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

The sale of receivables through securitizations is further discussed in Note 8 of the Notes to Consolidated Financial Statements.

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. TMCC receives a fee of $100,000 for guaranteeing such payments. TMCC has also guaranteed the payments of principal and interest of an offshore bank loan of Banco Toyota do Brasil, an affiliate in which TMCC has a minority interest. The nature and business purpose of these guarantees are described in Note 16 – Commitments and Contingent Liabilities of the Consolidated Financial Statements. Other than the fee discussed above, there are no corresponding expenses or cash flows arising from the Company’s guarantees, nor are any amounts recorded as liabilities on the Company’s consolidated balance sheet.

Lending Commitments

The Company provides credit facilities to vehicle and industrial equipment dealers. These credit facilities may be used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate. The Company obtains a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover the Company’s exposure under such agreements. The Company prices the credit facilities according to the risks assumed in entering into the credit facility. The Company also provides financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions. The Company has also extended credit facilities to affiliates as described in Note 16 – Commitments and Contingent Liabilities. While the majority of these credit facilities and financing arrangements are secured, approximately 22% at March 31, 2004 are unsecured. The credit facilities and financing arrangements with vehicle and industrial equipment dealers and affiliates totaled $3.8 billion of which $2.3 billion was outstanding as of March 31, 2004.

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

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. Aggregate contractual obligations and credit-related commitments in existence at March 31, 2004 are summarized as follows:

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(Dollars in millions) (Restated)

Notes and loans payable(1)	$36,854	$14,823	$9,594	$9,201	$3,236
Premises occupied under lease	129	19	34	20	56
Lending commitments(2)	3,796	3,796	(2)	(2)	(2)
Revolving liquidity notes(3)	48	48	(3)	(3)	(3)
Purchase obligations(4)	94	39	55

Total	$40,921	$18,725	$9,683	$9,221	$3,292

(1)	Notes and loans payable include the effects of fair value adjustments.

(2)	Lending commitments represent term loans and revolving lines of credit extended by the Company to vehicle and industrial equipment dealers and affiliates as described in the “Off-Balance Sheet Arrangements” section of this MD&A. Of this amount, $2.3 billion was outstanding as of March 31, 2004. The above lending commitments have various expiration dates.

(3)	Certain securitization trusts may draw from TMCC under the RLN over the life of the related securitization transactions. The terms of the RLN obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under the RLN are subordinated as described in the “Off-Balance Sheet Arrangements” section of this MD&A. No amounts were outstanding as of March 31, 2004.

(4)	Purchase obligations represent fixed or estimated payment obligations under the Company’s most significant contracts, $70 million of which relate to contracts with information technology service providers in connection with the technology initiative as described in the “Results of Operations - Operating and Administrative Expenses” section of this MD&A. The amounts included herein represent the minimum contractual obligations in certain situations, and actual amounts incurred may be higher depending on the particular circumstance, including in the case of information technology contracts, amount of usage once implemented by the Company. Certain contracts noted herein contain voluntary provisions under which the contract may be terminated for a specified fee, ranging up to $1.2 million dependent upon the contract.
- 46 -

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
- 47 -

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

NEW ACCOUNTING STANDARDS

Refer to Note 3 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The Company has identified the estimates below as critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact and any associated risks related to these estimates on the Company’s business operations are discussed throughout the MD&A where such estimates affect reported and expected financial results. The evaluation of the factors used in determining each of the Company’s critical accounting estimates involves significant assumptions, complex analysis, and management judgment. Changes in the evaluation of these factors may significantly impact the consolidated financial statements. Different assumptions or changes in economic circumstances could result in additional changes to the determination of the allowance for credit losses, the determination of residual values, the valuation of the Company’s retained interests in securitizations, and its results of operations and financial condition. The Company’s other significant accounting policies are discussed in Note 3 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Determination of the Allowance for Credit Losses

The Company maintains an allowance for credit losses to cover probable losses on its portfolio resulting from the failure of customers to make required payments. The level of credit losses is influenced primarily by two factors: frequency of occurrence and loss severity, both of which are further discussed in the “Results of Operations - Credit Risk” section of this MD&A. For evaluation purposes, exposures to credit loss are segmented into the two primary categories of “consumer” and “dealer”. The Company’s consumer portfolio consists of smaller balance homogenous retail finance receivables and lease earning assets. The Company’s dealer portfolio consists of loans related to wholesale and other dealer financing. The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether reserves are considered adequate to cover probable losses. For further discussion of the accounting treatment of the Company’s allowance for credit losses, refer to Note 3 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

Determination of Residual Values

The Company has a substantial lease portfolio. Included in the lease portfolio are estimated end of term market values of leased vehicles. Establishing these estimates involve various assumptions, complex analysis, and significant judgment. Actual losses incurred at lease termination could be significantly different from expected losses. Substantially all of the Company’s residual value risk relates to its vehicle lease portfolio. To date, the Company has not incurred material losses related to declines in contractual residual values on its industrial equipment portfolios. For further discussion of the accounting treatment of the Company’s residual values, refer to Note 3 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

The Company is required to recognize a gain or loss on the sale of receivables in the period the sale occurs. The recorded gains or losses on sold receivables depend on the carrying amount and the fair value of such receivables at the sale date. The Company retains interests in the securitizations in the form of senior interests, which consist of senior securities retained by the Company, and subordinated interests, which consist of interest-only strips and subordinated securities. The subordinated retained interests are not considered to have a readily available market value. Therefore, the fair value of the retained interests is calculated by discounting expected cash flows using management’s estimates and other key economic assumptions. The Company recognizes income from the retained interests over their life utilizing the effective yield method. The yield represents the excess of all forecasted cash flows over the initial amount recorded as the retained interests at the sale date. As adjustments to forecasted cash flows are made based upon market conditions, the Company adjusts the rate at which income is earned prospectively. For further discussion of the accounting treatment of the Company’s securitizations, refer to Note 3 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

Sensitivity Analysis

Note 8 of the Notes to Financial Statements sets forth the sensitivity of the fair value of retained interests to changes in each of the assumptions discussed above. Any changes in such assumptions will have a similar effect on gains on securitization and income from retained interests recognized during the period.

Derivative Instruments

The Company manages its exposure to market risks such as interest rate and foreign exchange risks with derivative instruments. These instruments include interest rate swaps, cross currency interest rate swaps, and purchased interest rate caps. The Company’s use of derivatives is limited to the reduction of the economic exposure inherent in otherwise unhedged positions. For further discussion of the accounting treatment of the Company’s derivatives, refer to Note 3 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

The Company’s management determines the application of derivatives accounting through the identification of hedging instruments, hedged items, and the nature of the risk being hedged, as well as the methodology used to assess the hedging instrument’s effectiveness. In some cases, management may elect not to designate a hedge relationship for accounting purposes, or to de-designate a previously designated hedge relationship, in order to moderate the volatility of the derivative portfolio on the Company’s reported interest expense. The fair values of the Company’s derivative financial instruments are calculated by applying standard valuation techniques employing readily available market data, including interest rates and volatilities.

- 51 -

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO FINANCIAL STATEMENTS

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

As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements as of March 31, 2004 and 2003 and for each of the three years in the period ended March 31, 2004 to correct the Company’s accounting for certain incremental direct costs and fees, foreign currency notes payable and certain other matters.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
June 21, 2004, except for Note 1 which is
as of December 8, 2004

TOYOTA MOTOR CREDIT CORPORATION CONSOLIDATED BALANCE SHEET (Dollars in millions) (Restated)

	March 31,

	2004	2003

ASSETS

Cash and cash equivalents	$818	$980
Investments in marketable securities	1,125	1,630
Finance receivables, net	32,337	26,349
Investments in operating leases, net	7,590	7,925
Other assets	2,764	2,117

Total Assets	$44,634	$39,001

LIABILITIES AND SHAREHOLDER’S EQUITY

Notes and loans payable	$36,854	$32,156
Other liabilities	1,992	2,063
Deferred income taxes	2,225	1,887

Total Liabilities	41,071	36,106

Commitments and Contingencies (See Note 16)

Shareholder’s Equity:
Capital stock, $l0,000 par value (100,000 shares authorized; issued
and outstanding 91,500 in 2004 and 2003)	915	915
Retained earnings	2,604	1,963
Accumulated other comprehensive income	44	17

Total Shareholder’s Equity	3,563	2,895

Total Liabilities and Shareholder’s Equity	$44,634	$39,001

See Accompanying Notes to Consolidated Financial Statements
- 54 -

TOYOTA MOTOR CREDIT CORPORATION CONSOLIDATED STATEMENT OF INCOME (Dollars in millions) (Restated)

	Fiscal Years Ended March 31,

	2004	2003	2002

Financing Revenues:
Leasing	$2,340	$2,402	$2,382
Retail financing	1,284	1,172	958
Wholesale and other dealer financing	198	181	193

Total financing revenues	3,822	3,755	3,533

Depreciation on leases	1,561	1,502	1,480
Interest expense	557	1,160	994

Net financing revenues	1,704	1,093	1,059

Insurance premiums earned and contract revenues	177	159	148
Investment and other income	191	108	93

Net financing revenues and other revenues	2,072	1,360	1,300

Expenses:
Operating and administrative	564	525	513
Provision for credit losses	351	604	263
Insurance losses and loss adjustment expenses	98	87	76

Total expenses	1,013	1,216	852

Income before provision for income taxes	1,059	144	448
Provision for income taxes	418	54	177

Net Income	$641	$90	$271

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (Dollars in millions) (Restated)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE AT MARCH 31, 2001	$915	$1,606	$16	$2,537

Net income for the year ended March 31, 2002	—	271	—	271
Net unrealized loss on available-for-sale
marketable securities, net of tax benefit of
$0.7 million	—	—	(1)	(1)
Reclassification adjustment for net gain included
in net income, net of tax provision of $0.3
million	—	—	(1)	(1)

Total comprehensive income	—	271	(2)	269

Dividends	—	(4)	—	(4)

BALANCE AT MARCH 31, 2002	$915	$1,873	$14	$2,802

Net income for the year ended March 31, 2003	—	90	—	90
Net unrealized loss on available-for-sale
marketable securities, net of tax benefit of
$6 million	—	—	(9)	(9)
Reclassification adjustment for net loss included
in net income, net of tax benefit of $9 million	—	—	12	12

Total comprehensive income	—	90	3	93

BALANCE AT MARCH 31, 2003	$915	$1,963	$17	$2,895

Net income for the year ended March 31, 2004	—	641	—	641
Net unrealized gain on available-for-sale
marketable securities, net of tax provision of
$23 million	—	—	33	33
Reclassification adjustment for net gain included
in net income, net of tax provision of $4
million	—	—	(6)	(6)

Total comprehensive income	—	641	27	668

BALANCE AT MARCH 31, 2004	$915	$2,604	$44	$3,563

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in millions) (Restated)

	Fiscal Years Ended March 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$641	$90	$271
Adjustments to reconcile net income to net cash
provided by operating activities:
Derivative fair value adjustments	(193)	328	(39)
Depreciation and amortization	1,887	1,780	1,570
Recognition of deferred income	(265)	(256)	(202)
Provision for credit losses	351	604	263
Gain from sale of finance receivables, net	(30)	(107)	(69)
Foreign currency transaction loss (gain)	—	69	(3)
Decrease (increase) in other assets	50	131	(9)
Increase in deferred income taxes	336	165	215
Increase (decrease) in other liabilities	122	22	(131)

Total adjustments	2,258	2,736	1,595

Net cash provided by operating activities	2,899	2,826	1,866

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,528)	(2,144)	(1,528)
Disposition of investments in marketable securities	1,831	1,513	1,477
Acquisition of finance receivables	(48,668)	(39,352)	(21,597)
Collection of finance receivables	40,768	31,643	14,370
Proceeds from sale of finance receivables	1,825	4,502	2,958
Acquisition of investments in operating leases	(3,005)	(3,852)	(3,922)
Disposals of investments in operating leases	1,782	1,900	2,247

Net cash used in investing activities	(6,995)	(5,790)	(5,995)

Cash flows from financing activities:
Proceeds from issuance of notes and loans payable	8,279	9,787	10,265
Payments on notes and loans payable	(7,617)	(6,398)	(6,292)
Net change in commercial paper	3,272	(192)	613
Dividends paid	—	—	(4)

Net cash provided by financing activities	3,934	3,197	4,582

Net (decrease) increase in cash and cash equivalents	(162)	233	453

Cash and cash equivalents at the beginning of the period	980	747	294

Cash and cash equivalents at the end of the period	$818	$980	$747

See Accompanying Notes to Consolidated Financial Statements.
- 57 -

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results

In October 2004, Toyota Motor Credit Corporation (the “Company”) announced that as part of its ongoing review of accounting policies and in connection with its planned implementation of new transaction systems, management determined that the Company’s accounting methodology and the structure and design of certain financial systems relating primarily to the capitalization and amortization of incremental direct costs and fees was not in compliance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. Incremental direct costs and incentive payments made to vehicle dealers were expensed when incurred rather than capitalized and amortized over the life of the related contracts. The majority of these costs and fees consisted of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. In addition, other incentives in the form of rate participation payments made to vehicle dealers were deferred and amortized using a method that was inconsistent with the revenue recognition method of the underlying contracts. This resulted in a cumulative understatement of net financing and other revenues and overstatement of operating and administrative expenses, resulting in a cumulative understatement of net income, as well as a cumulative understatement of finance receivables, net, investments in operating leases, net, deferred income taxes, and retained earnings. As a result, the Company determined that certain adjustments are necessary to the Company’s Consolidated Financial Statements as of March 31, 2004 and 2003 and for each of the fiscal years in the three-year period ended March 31, 2004 and the three months ended June 30, 2004. After making this determination, the Company conducted a further review of its policies and determined that additional adjustments and reclassifications to the Consolidated Financial Statements were necessary.

These additional adjustments are required to correct the accounting treatment of notes payable during periods when the notes payable and the related derivatives did not qualify for hedge accounting. The Company did not properly record foreign currency transaction gains or losses for certain notes payable during these periods and did not properly determine the calculation of additional basis adjustments once the hedge was re-established on the notes payable. These adjustments are reflected as a cumulative decrease in interest expense and investment and other income related to foreign currency transactions resulting in a cumulative decrease in net income in the Consolidated Statements of Income as well as a cumulative increase in notes and loans payable and a decrease in deferred income taxes and retained earnings in the Consolidated Balance Sheets.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (Continued)

These Consolidated Financial Statements included in this Form 10-K/A have been restated to reflect the above adjustments and reclassifications. This amended Form 10-K/A also includes amendments to related disclosures for the fiscal periods covered by this report, including selected financial data for the fiscal years ended September 30, 1999 and 2000 and the six months ended March 31, 2001 and selected quarterly financial data for each of the four quarters in fiscal years ended March 31, 2004 and 2003. In addition, the Company intends to file amendments to its Quarterly Reports on Form 10-Q for the periods ended December 31, 2003 and June 30, 2004 that will include restated financial statements and amendments to related disclosures for the fiscal periods covered by those reports. The Company will not issue debt under its U.S. dollar medium term notes program until the amended quarterly filings are submitted to the Securities and Exchange Commission (“SEC”). The Company will also file these amendments in connection with its Euro medium term notes (“EMTN”) program and will not issue debt under the EMTN program until the amended filings are submitted to the United Kingdom Listing Authority. The Company is working to complete these filings as soon as practicable. In any event, the Company believes it has sufficient alternative sources of liquidity to fund its operations.

The adjustments to net income for each of the fiscal years in the three-year period ended March 31, 2004 are summarized below:

	Fiscal Years Ended March 31,
	2004	2003	2002

	(Dollars in millions)
Net income, as previously reported	$601	$110	$243

Adjustments (pre-tax):
Dealer incentive payments	20	5	18
Rate participation payments	17	21	23
Incremental direct costs	3	2	1
Fair value hedge adjustment	17	11	(1)
Foreign currency transaction (loss)/gain	—	(69)	3
Other adjustments	8	(3)	2

Total adjustments (pre-tax)	65	(33)	46

Tax effect of restatement adjustments	(25)	13	(18)
Total net adjustments	40	(20)	28

Net income, as restated	$641	$90	$271

The amounts shown for dealer incentive payments, rate participation payments and incremental direct costs represent the substantial portion of the net adjustments related to the acquisition of retail and vehicle lease contracts for the periods presented. The fair value hedge adjustment represents additional ineffectiveness recognized on certain foreign currency denominated notes payable. The foreign currency transaction adjustment represents foreign currency translation losses on certain foreign currency denominated notes payable during periods when the notes payable and the related derivatives did not qualify for hedge accounting. The other adjustments primarily relate to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (Continued)

The Consolidated Balance Sheets as of March 31, 2004 and 2003 included in this Form 10-K/A have been restated to include the effects of the adjustments and reclassifications as follows:

	March 31, 2004		March 31, 2003

	As previously reported	As restated	As previously reported	As restated

	(Dollars in millions)
ASSETS

Cash and cash equivalents	$818	$818	$980	$980
Investments in marketable securities	1,125	1,125	1,630	1,630
Finance receivables, net	32,460	32,337	26,477	26,349
Investments in operating leases, net	7,685	7,590	8,017	7,925
Other assets	2,766	2,764	2,117	2,117

Total Assets	$44,854	$44,634	$39,221	$39,001

LIABILITIES AND SHAREHOLDER’S EQUITY

Notes and loans payable	$36,822	$36,854	$32,099	$32,156
Other liabilities	2,363	1,992	2,393	2,063
Deferred income taxes	2,178	2,225	1,866	1,887

Total Liabilities	41,363	41,071	36,358	36,106

Shareholder’s Equity:
Capital stock, $l0,000 par value (100,000
shares authorized; issued and
outstanding 91,500 in 2004 and 2003)	915	915	915	915
Retained earnings	2,531	2,604	1,930	1,963
Accumulated other comprehensive income	45	44	18	17

Total Shareholder’s Equity	3,491	3,563	2,863	2,895

Total Liabilities and Shareholder’s Equity	$44,854	$44,634	$39,221	$39,001

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (Continued)

As of March 31, 2004

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

Notes and loans payable increased $32 million. This increase resulted from the cumulative impact of a $62 million foreign currency transaction loss on foreign currency denominated notes payable during periods when the notes payable and the related derivatives did not qualify for hedge accounting, a $30 million reversal of improperly recorded fair value losses and a $3 million loss related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective. The remaining $3 million increase primarily relates to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

Other liabilities decreased $371 million primarily as a result of the $375 million reclassification of deferred subvention and acquisition fee revenue from other liabilities to finance receivables, net and investments in operating leases, net, noted above, partially offset by a $4 million adjustment related to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (Continued)

As of March 31, 2003

Finance receivables, net and investments in operating leases, net were impacted by the cumulative deferral of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. The impact of these items was an increase to finance receivables, net and investments in operating leases, net of $105 million and $10 million, respectively. Finance receivables, net and investments in operating leases, net were also impacted by the reclassification of deferred subvention and acquisition fee revenue of approximately $233 million and $102 million, respectively, that was previously classified as other liabilities. The net effect of these adjustments and reclassifications was an overall decrease in finance receivables, net and investments in operating leases, net of $128 million and $92 million, respectively.

Notes and loans payable increased $57 million. This increase resulted from the cumulative impact of a $62 million foreign currency transaction loss on foreign currency denominated notes payable during periods when the notes payable and the related derivatives did not qualify for hedge accounting, a $4 million reversal of improperly recorded fair value losses and a $5 million gain related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective. The remaining $4 million increase primarily relates to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

Other liabilities decreased $330 million primarily as a result of the $335 million reclassification of deferred subvention and acquisition fee revenue from other liabilities to finance receivables, net and investments in operating leases, net, noted above, partially offset by a $5 million adjustment related to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (Continued)

The Consolidated Statements of Income for each of the fiscal years in the three-year period ended March 31, 2004 included in this Form 10-K/A have been restated to include the effects of the adjustments and reclassifications as follows:

	2004		Fiscal Years Ended March 31, 2003		2002

	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

	(Dollars in millions)
Financing Revenues:
Leasing	$2,341	$2,340	$2,398	$2,402	$2,379	$2,382
Retail financing	1,241	1,284	1,136	1,172	917	958
Wholesale and other dealer
financing	187	198	172	181	186	193

Total financing revenues	3,769	3,822	3,706	3,755	3,482	3,533

Depreciation on leases	1,561	1,561	1,502	1,502	1,480	1,480
Interest expense	579	557	1,167	1,160	992	994

Net financing revenues	1,629	1,704	1,037	1,093	1,010	1,059

Insurance premiums earned and
contract revenues	189	177	168	159	155	148
Investment and other income	205	191	203	108	105	93

Net financing revenues and other
revenues	2,023	2,072	1,408	1,360	1,270	1,300

Expenses:
Operating and administrative	580	564	540	525	529	513
Provision for credit losses	351	351	604	604	263	263
Insurance losses and loss
adjustment expenses	98	98	87	87	76	76

Total expenses	1,029	1,013	1,231	1,216	868	852

Income before provision for
income taxes	994	1,059	177	144	402	448
Provision for income taxes	393	418	67	54	159	177

Net Income	$601	$641	$110	$90	$243	$271

In addition, total shareholder’s equity as of April 1, 2001 was increased by $24 million to reflect the cumulative effect of the above adjustments on retained earnings as of April 1, 2001.
- 63 -

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (Continued)

Leasing revenues decreased $1 million for fiscal 2004 and increased $4 million and $3 million for fiscal 2003 and 2002, respectively, due to the deferral and amortization of incremental direct costs and fees paid or received in connection with the acquisition of lease contracts, and incentive and rate participation payments made to vehicle dealers. Retail financing revenues increased $43 million, $36 million and $41 million for fiscal 2004, 2003, and 2002, respectively. These increases were due to the net deferral and amortization of incremental direct costs and fees paid or received in connection with the acquisition of retail financing contracts, and incentive and rate participation payments made to vehicle dealers. Wholesale and other dealer financing revenues increased $11 million, $9 million, and $7 million for fiscal 2004, 2003, and 2002, respectively, and insurance premiums earned and contract revenues decreased $12 million, $9 million, and $7 million for fiscal 2004, 2003, and 2002, respectively, primarily due to the reclassification of insurance premiums on wholesale lines previously misclassified in insurance premiums earned and contract revenues.

Interest expense decreased $22 million and $7 million for fiscal 2004 and 2003, respectively, and increased $2 million for fiscal 2002. The decrease in fiscal 2004 resulted from the net effect of a $26 million reversal of improperly recorded fair value losses and a $9 million loss related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective. The remaining $5 million increase primarily relates to items that were deemed not material in prior periods but have been recorded in connection with this restatement. The decrease in fiscal 2003 resulted from the net effect of a $5 million reversal of improperly recorded fair value losses and a $6 million gain related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective. The remaining $4 million increase primarily relates to items that were deemed not material in prior periods but have been recorded in connection with this restatement. The increase in fiscal 2002 resulted from the combined effect of a $0.5 million reversal of improperly recorded fair value gains and a $0.5 million loss related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective. The remaining $1 million increase primarily relates to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

Investment and other income decreased $14 million, $95 million and $12 million in fiscal 2004, 2003 and 2002, respectively. The decreases in 2004 and 2002 were primarily attributable to adjustments to gains on securitization transactions resulting from the impact of incremental direct costs incurred with the acquisition of retail lease contracts and dealer incentive and rate participation payments made to vehicle dealers that had not previously been capitalized. In addition to those same factors outlined above, fiscal 2003 was further impacted by $69 million of foreign currency transaction losses on certain foreign currency denominated notes payable during periods when the notes payable and the related derivatives did not qualify for hedge accounting.

Operating and administrative expenses decreased $16 million, $15 million and $16 million for each of the fiscal 2004, 2003 and 2002, respectively. The deferral of incremental direct costs paid in connection with the acquisition of retail and vehicle lease contracts totaled $15 million, $13 million and $11 million for fiscal 2004, 2003 and 2002, respectively. Additionally, there were adjustments made for items that had previously been deemed not material in prior years of $2 million and $5 million in fiscal 2003 and 2002, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (Continued)

The adjustments and reclassifications addressed in the previous sections resulted in changes to certain components of net cash provided by operating activities and net cash used in investing activities included in the Consolidated Statement of Cash Flows but did not change net cash provided by financing activities and cash and cash equivalents at March 31, 2004, 2003, and 2002. The primary adjustment affecting net cash from operating activities related to the recognition of deferred subvention and acquisition fee revenue. The primary adjustments affecting net cash used in investing activities included increases in cash used to acquire finance receivables and investments in operating leases, respectively. These increases related to the cumulative deferral of incremental direct costs and fees paid or received in connection with the acquisition of retail and vehicle lease contracts and deferred subvention fee revenue.

The adjustments to the Consolidated Statement of Cash Flows for each of the fiscal years in the three-year period ended March 31, 2004 are summarized below:

	Fiscal Years Ended March 31,
	2004	2003	2002

	(Dollars in millions)

Total adjustment to net income	$40	$(20)	$28

Derivative fair value adjustment	(22)	(7)	(1)
Increase in depreciation and amortization for incremental direct costs, dealer participation payments, and rate participation
payments	39	22	14
Recognition of deferred subvention and acquisition fee revenue	(265)	(256)	(202)
Foreign currency transaction loss (gain)	—	69	(3)
Change in other assets due to reduction in gain from sale of finance receivables for incremental direct costs, dealer
incentive payments, and rate participation payments and
reclassification of deferred subvention and acquisition fee
revenue	(18)	(44)	(66)

Adjustment to net cash provided by operating activities	$(226)	$(236)	$(230)

Adjustment to acquisition of finance receivables for incremental direct costs, dealer incentive payments, and deferred subvention and
acquisition fee revenue	$152	$144	$162
Adjustment to acquisition of operating leases for incremental direct costs, dealer incentive payments, and deferred subvention and
acquisition fee revenue	74	92	68

Adjustment to net cash used in investing activities	$226	$236	$230

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Nature of Operations

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

The Company provides a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers. The Company also provides finance and insurance products to commercial and industrial equipment dealers (“industrial equipment dealers”). The Company’s products fall primarily into the following financing and insurance product categories:

•	Financing – The Company provides a broad range of financing products including retail financing, leasing, and wholesale and other dealer financing to vehicle and industrial equipment dealers.

•	Insurance – Through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly owned subsidiary, the Company provides marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers. The Company also provides coverage and related administrative services to certain affiliates.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies (Continued)

Retail Receivables and Wholesale and Dealer Loans

Revenues associated with retail receivables and wholesale and dealer loans are recognized so as to approximate a level rate of return over the contract term. Incremental direct costs incurred in connection with the acquisition of retail receivables and dealer loans, including incentive and rate participation payments made to vehicle dealers and incremental direct costs, are capitalized and amortized so as to approximate a level rate of return over the term of the related contracts. Retail receivables are recorded net of unearned income including deferred subvention payments received from affiliates.

Finance Leases

At lease inception, the Company records the aggregate future minimum lease payments, contractual residual value of the leased vehicle, and unearned income. Unearned income includes deferred subvention payments received from affiliates and deferred acquisition fees collected from customers. Revenue is recognized over the lease term so as to approximate a level rate of return on the outstanding net investment. Incremental direct costs and fees paid or received in connection with the acquisition of finance leases, including incentive and rate participation payments made to vehicle dealers, incremental direct costs, and acquisition fees collected from customers, are capitalized and amortized so as to approximate a level rate of return over the term of the related contracts.

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

Investments in Operating Leases

Investments in operating leases are recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value. Revenue from rentals is recorded to income on a straight-line basis over the term of the lease. Incremental direct costs and fees paid or received in connection with the acquisition of vehicle leases, including incentive and rate participation payments made to vehicle dealers, incremental direct costs, and acquisition fees collected from customers, are capitalized and amortized on a straight-line basis over the term of the related contracts. Investments in operating leases are recorded net of deferred subvention payments received from affiliates and deferred acquisition fees collected from customers.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies (Continued)

In addition, the Company also periodically evaluates the current value of operating leases for impairment. Operating lease assets are considered impaired when the expected undiscounted future cash flows over the remaining lease term are less than book value.

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

Note 3 – Summary of Significant Accounting Policies (Continued)

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

Hedge ineffectiveness is the difference between the change in fair value of the hedged item attributable to the risks being hedged and the change in fair value of the hedging instrument. The ineffective portion of designated fair value hedges is recognized and reported as a component of interest expense in the Consolidated Statement of Income. When the Company elects not to designate a derivative instrument and hedged item as a hedge for accounting purposes, or the relationship does not qualify for hedge accounting treatment, the full change in the fair value of the derivative instrument is recognized as a component of interest expense in the Consolidated Statement of Income with no offsetting fair value adjustment for the hedged item.

The Company reviews the effectiveness of its hedging relationships quarterly to determine whether the relationships have been, and will continue to be, effective. The Company currently uses regression analysis to assess the effectiveness of its hedges. When the Company has determined that a hedging relationship has not been effective, hedge accounting is no longer applied. When hedge accounting is discontinued, the Company continues to carry the derivative instrument as a component of other assets or other liabilities in the Consolidated Balance Sheet at its fair value. In addition, the Company ceases to adjust the hedged item for changes in fair value and amortizes the cumulative fair value adjustments recognized in prior periods over the remaining term of the hedged item. The impact of changes in foreign currency rates between periods on foreign currency denominated notes payable is recorded as a component of investment and other income in the Consolidated Statement of Income.

In addition to discontinuing the use of hedge accounting when a hedging relationship is no longer effective, the Company also discontinues the use of hedge accounting if the derivative is sold, terminated or exercised or the Company’s management determines that designating the derivative as a hedge for accounting purposes is no longer appropriate (“de-designated hedges”).

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies (Continued)

Foreign Currency Transactions

Certain transactions entered into by the Company, primarily related to notes payable, are denominated in foreign currencies. These transactions are fully hedged at issuance. During periods when the notes payable and the related derivatives do not qualify for hedge accounting, these transactions are translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance sheet date using the exchange rate in effect at that date. Gains and losses related to foreign currency transactions, primarily notes payable, are included in investment and other income in the Consolidated Statement of Income.

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

Insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. Accruals for reported losses represent payments to be made on loss events that are known and have been recorded as a claim by insurance operations. Losses incurred but not reported are estimated liabilities for loss events based on historical loss patterns. An inherent assumption in the projection of future loss payments is that historical loss patterns can be relied upon to reasonably predict loss patterns on existing agreements in force. Ultimate loss payments may vary from such estimates and the variances can be significant. Estimated liabilities are reviewed regularly, and adjustments to such estimates are reflected in the results of current operations. Management believes that given the inherent variability of such estimates, the aggregate reserves are within an acceptable range of reasonableness. Accruals for unpaid losses and losses incurred but not reported are included in other liabilities in the Consolidated Balance Sheet. Commissions and fees from services provided are recognized in relation to the timing and level of services performed.

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

Note 3 – Summary of Significant Accounting Policies (Continued)

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies (Continued)

New Accounting Standards

In April 2003, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 02-9, “Accounting for Changes That Result in a Transferor Regaining Control of Financial Assets Sold” (“EITF 02-9”) for events occurring after April 2, 2003. EITF 02-9 relates to securitizations that have been accounted for as sales under SFAS 140. In the event that one or more of the transfer criteria specified by SFAS 140 are no longer met, the transferor would have to recognize those assets and the related liabilities on the Consolidated Balance Sheet at fair value. The implementation of EITF 02-9 did not have a material impact on the Company’s consolidated financial statements because all securitization transactions treated as a sale for accounting purpose remain in QSPEs and the control rules of SFAS 140 continue to be met.

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

Note 3 – Summary of Significant Accounting Policies (Continued)

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Marketable Securities

The estimated fair value and amortized cost of investments in marketable securities are as follows:

	March 31, 2004

	Cost	Fair Value	Unrealized Gains	Unrealized Losses

	(Dollars in millions)
	(Restated)

Available-for-sale securities:
Senior securities	$110	$110	$—	$—
Subordinated securities	244	245	1	—
Interest-only strips	49	75	26	—
Other asset-backed securities	320	328	8	—
Corporate debt securities	100	105	5	—
Equity securities	174	216	44	(2)
U.S. debt securities	40	41	1	—

Total available-for-sale securities	1,037	1,120	$85	$(2)

Held-to-maturity securities:
U.S. debt securities	5	5

Total marketable securities	$1,042	$1,125

TOYOTA MOTOR CREDIT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Note 4 – Investments in Marketable Securities (Continued)

	March 31, 2003

	Cost	Fair Value	Unrealized Gains	Unrealized Losses

	(Dollars in millions) (Restated)

Available-for-sale securities:
Senior securities	$614	$614	$—	$—
Subordinated securities	320	329	9	—
Interest-only strips	122	133	11	—
Other asset-backed securities	242	252	11	—
Corporate debt securities	102	109	8	(1)
Equity securities	149	147	1	(3)
U.S. debt securities	38	39	1	—

Total available-for-sale securities	1,587	1,623	$41	$(4)

Held-to-maturity securities:
U.S. debt securities	7	7

Total marketable securities	$1,594	$1,630

	Years Ended March 31,

	2004	2003	2002

	(Dollars in millions)
Available-for-sale securities (1):
Proceeds from sales	$658	$456	$474
Realized gains on sales	$13	$8	$5
Realized losses on sales(2)	$3	$29	$4

(1)	The cash flow information presented above relates to the Company’s investment portfolio of its insurance operations. Cash flows related to interests retained in securitization transactions are discussed in Note 8 – Sale of Receivables.

(2)	Realized losses incurred in fiscal 2003 include $25 million in impairment losses.
- 76 -

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Marketable Securities (Continued)

The contractual maturities of investments in marketable securities at March 31, 2004 are as follows:

	Available-for-Sale Securities		Held-to-maturity Securities

	Cost	Fair Value	Cost	Fair Value

	(Dollars in millions) (Restated)

Within one year	$244	$247	$—	$—
After one year through five years	331	360	5	5
After five years through ten years	113	117	—	—
After ten years	175	180	—	—
Equity securities	174	216	—	—

Total	$1,037	$1,120	$5	$5

Note 5 – Finance Receivables Finance receivables, net consisted of the following:

	March 31,

	2004	2003

	(Dollars in millions)
	(Restated)

Retail receivables	$22,693	$16,160
Finance leases	4,325	6,078
Wholesale and other dealer loans	6,571	5,608

	33,589	27,846
Deferred origination costs	117	66
Unearned income	(987)	(1,237)
Allowance for credit losses	(382)	(326)

Finance receivables, net	$32,337	$26,349

The aggregate balances related to finance receivables 60 or more days past due totaled $115 million and $160 million at March 31, 2004 and 2003, respectively.
- 77 -

TOYOTA MOTOR CREDIT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Note 5 – Finance Receivables (Continued) The net investment in finance leases consisted of the following:

	March 31,

	2004	2003

	(Dollars in millions) (Restated)

Minimum lease payments to be received	$3,051	$4,400
Estimated unguaranteed residual values	1,274	1,678

Finance leases	4,325	6,078
Less: Deferred origination costs	(32)	(42)
Less: Unearned income	(625)	(924)

Investment in finance leases, net of unearned
income	$3,668	$5,112

Minimum lease payments on finance leases and contractual maturities on retail receivables and wholesale and other dealer loans are as follows:

Years Ending March 31,	Finance Leases	Retail Receivables	Wholesale and Other Dealer Loans

	(Dollars in millions)
2005	$1,083	$6,048	$5,339
2006	760	5,726	190
2007	640	4,938	233
2008	409	3,788	250
2009	159	1,885	414
Thereafter	—	308	145

Total	$3,051	$22,693	$6,571

A substantial portion of the Company’s finance receivables has historically been repaid prior to contractual maturity dates; contractual maturities should not be considered as necessarily indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Note 6 – Investments in Operating Leases, Net Investments in operating leases, net consisted of the following:

	March 31,

	2004	2003

	(Dollars in millions)
	(Restated)

Vehicles	$9,700	$9,687
Equipment and other	688	720

	10,388	10,407
Deferred origination fees	(57)	(54)
Deferred income	(38)	(38)
Accumulated depreciation	(2,565)	(2,254)
Allowance for credit losses	(138)	(136)

Investments in operating leases, net	$7,590	$7,925

The aggregate balances related to investments in operating leases, net of 60 or more days past due totaled $23 million and $38 million at March 31, 2004 and 2003, respectively.

Future minimum lease rentals on operating leases are as follows:

Years Ending March 31,	Future Minimum Rentals on Operating Leases

(Dollars in millions)

2005	$1,679
2006	1,150
2007	499
2008	112
2009	10
Thereafter	—

Total	$3,450

A substantial portion of the Company’s operating lease contracts has historically been terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Note 7 – Allowance for Credit Losses An analysis of the allowance for credit losses follows:

	Years Ended March 31,

	2004	2003	2002

	(Dollars in millions)

Allowance for credit losses at beginning of period	$462	$273	$214
Provision for credit losses	351	604	263
Charge-offs	(335)	(405)	(200)
Recoveries	59	35	20
Adjustments related to securitization activity	(17)	(45)	(24)

Allowance for credit losses at end of period	$520	$462	$273

Note 8 – Sale of Receivables

The Company retains servicing rights and earns a contractual servicing fee of 1% per annum on the total monthly outstanding principal balance of its securitized retail receivables. In a subordinated capacity, the Company retains interest-only strips and subordinated securities in these securitizations. The retained interests are held as restricted assets. Investors in the securitizations have no recourse to the Company beyond the Company’s retained subordinated interests, any cash reserve funds, and any amounts drawn on the revolving liquidity notes discussed in Note 16. The Company’s exposure to these retained interests exists until the associated securities are paid in full. Investors do not have recourse to other assets held by TMCC for failure of obligors on the receivables to pay when due.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Sale of Receivables (Continued)

Cash Flows from Securitizations

The following table summarizes gains on retail finance receivables sold during fiscal 2004, 2003 and 2002 and certain cash flows received from, and paid to, the retail and lease securitization trusts outstanding during the same years:

	Years Ended March 31,

	2004	2003	2002(1)

	(Dollars in millions)
	(Restated)

Gains on assets sold	$30	$106	$69

Cash flow information:
Proceeds from new securitizations, net of purchased and
retained securities	$1,269	$3,195	$2,081
Servicing fees received	$58	$54	$53
Excess interest received from interest only strips	$175	$119	$138
Repurchases of receivables (2)	$(286)	$(94)	$(314)
Servicing advances	$(7)	$(9)	$(7)
Reimbursement of servicing and maturity advances	$12	$13	$100

(1)	During fiscal 2002, Toyota Leasing, Inc. exercised its option to repurchase the remaining outstanding receivables under all lease securitization transactions then outstanding. As a result of the repurchase, there were no outstanding balances of securitized lease finance receivables as of, and subsequent to, March 31, 2002. In connection with the servicing of the lease securitizations outstanding during fiscal 2002, TMCC received $5 million in servicing fees, $2 million in excess interest from the interest only strips, $19 million in reimbursement of servicing advances and $69 million in reimbursements of maturity advances. In addition, TMCC disbursed $304 million to repurchase the lease finance receivables and $8 million for the repurchase of other receivables outstanding. These amounts are included in the table above.

(2)	The majority of the balance represents optional redemptions associated with maturities of securitizations.

Key Economic Assumptions

Key economic assumptions used in estimating the fair value of retained interests at the sale dates of the securitization transactions completed during fiscal 2004, 2003 and 2002 were as follows:

	Years Ended March 31,

	2004	2003	2002

Prepayment speed related to securitizations	1.50%	1.50%	1.50%
Weighted average life (in years)	1.85	1.45-1.85	1.26–1.38
Expected annual credit losses	0.80%	0.75-0.80%	0.70%
Discount rate used on subordinated securities	5.00%	5.00%	5.0%-8.0%
Discount rate used on other retained interests	8%-10%	8%-10%	8%-12%
- 81 -

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Sale of Receivables (Continued)

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

Sensitivity Analysis

The key economic assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10% and 20% adverse change in those assumptions at March 31, 2004 are presented below:

(Dollars in millions)

Retained interests included in investments in marketable securities	$430
Retained interests included in other assets	20

Total retained interests	$450

Prepayment speed assumption	1.50 – 1.70%
Impact of 10 percent adverse change	$(8)
Impact of 20 percent adverse change	$(16)

Residual cash flows discount rate (annual rate)	5.00 – 10.00%
Impact of 10 percent adverse change	$(1)
Impact of 20 percent adverse change	$(3)

Expected credit losses	0.68 – 1.04%
Impact of 10 percent adverse change	$(3)
Impact of 20 percent adverse change	$(6)

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

Note 8 – Sale of Receivables (Continued)

Managed Receivables

Outstanding balances, delinquency amounts and net credit losses for managed receivables, which include both owned and securitized receivables, are summarized as follows:

	March 31,

	2004	2003

	(Dollars in millions) (Restated)

Retail finance receivables managed	$26,779	$22,075

Finance leases managed	3,668	5,112

Wholesale and other dealer loans managed	6,571	5,608

Total finance receivables managed	37,018	32,795

Less:
Securitized retail finance receivables	4,299	6,120
Allowance for credit losses	382	326

Total finance receivables owned	$32,337	$26,349

	Amount 60 Days or More Past Due		Credit Losses Net of Recoveries

	March 31,		March 31,

	2004	2003	2004	2003

	(Dollars in millions)

Retail finance receivables managed	$103	$146	$198	$201
Finance leases managed	29	55	70	119
Wholesale and other dealer loans managed	—	—	—	—

Total finance receivables managed	$132	$201	$268	$320

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Derivatives and Hedging Activities

The following table summarizes the net unrealized gains and losses included in the Company’s derivative fair value adjustment, which is included in interest expense.

	Years ended March 31,

	2004	2003	2002

	(Dollars in millions) Unrealized (Gain)/Loss (Restated)

Non-designated derivatives	$(79)	$424	$(36)
Ineffective portion of the Company’s fair
value hedges	(114)	(96)	(3)

Derivative fair value adjustment	$(193)	$328	$(39)

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

Counterparty credit risk by credit rating:

	March 31,

	2004	2003

Credit Rating	(Dollars in billions)
AAA	$1.0	$0.5
AA	0.9	0.6
A	0.2	0.2

Total counterparty credit risk	$2.1	$1.3

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Notes and Loans Payable

Notes and loans payable and the related weighted average interest rates at March 31, 2004 and 2003 are summarized in the following table:

	March 31,		Wtd. Avg. Int. Rates(1) March 31,

	2004	2003	2004	2003

	(Dollars in millions) (Restated)

Commercial paper	$8,094	$4,819	1.05%	1.29%
Notes and loans payable	26,822	26,240	1.32%	1.57%

Fair value hedge adjustments(2)	1,938	1,097

Notes and loans payable	$36,854	$32,156	1.26%	1.52%

(1)	Includes the effect of certain interest rate swap agreements and cross currency interest rate swap agreements.

(2)	Adjusts debt to fair market value in accordance with SFAS 133, as amended.

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

Scheduled maturities of the Company’s debt portfolio are summarized below:

March 31, 2004

(Dollars in millions) (Restated)

Commercial paper	$8,094
Other debt due in the fiscal years ending:
2005	6,729
2006	5,925
2007	3,669
2008	5,933
2009	3,268
Thereafter	3,236

Total other debt	28,760

Notes and loans payable	$36,854

Interest payments on notes and loans payable, including net settlements on interest rate swaps, were $668 million, $750 million, and $1,027 million in fiscal 2004, 2003, and 2002, respectively.
- 85-

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Liquidity Facilities and Letters of Credit

The following table summarizes the Company’s committed and uncommitted facilities:

	Committed		Uncommitted		Unused Facilities

	March 31,

	2004	2003	2004	2003	2004	2003

	(Dollars in millions)
364-day syndicated bank
credit facilities	$4,000	$2,800	$—	$—	$4,000	$2,800
5-year syndicated bank
credit facility – TMCC	1,400	1,400	—	—	1,400	1,400
Letters of credit facilities	—	—	55	60	53	59

Total facilities	$5,400	$4,200	$55	$60	$5,453	$4,259

During fiscal 2004, TCPR Corp. established a $400 million, 364-day syndicated bank credit facility, which is restricted to its own use. During fiscal 2004, TMCC renewed its 364-day syndicated credit facility for an additional 364-day period and increased the amount to $3.6 billion, which is restricted to its own use.

Note 12 – Fair Value of Financial Instruments

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Fair Value of Financial Instruments (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31,

	2004		2003

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in millions) (Restated)

Balance sheet financial instruments:

Assets:
Cash and cash equivalents	$818	$818	$980	$980
Investments in marketable securities	$1,125	$1,125	$1,630	$1,630
Finance receivables, net	$28,880	$28,862	$21,445	$21,672
Derivative assets(1)	$2,163	$2,163	$1,409	$1,409

Liabilities:
Notes and loans payable	$36,854	$36,768	$32,156	$32,139
Derivative liabilities(1)	$34	$34	$139	$139

(1)	Derivative asset and derivative liability are recorded in other assets and other liabilities, respectively, in the Consolidated Balance Sheet.

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

Note 12 – Fair Value of Financial Instruments (Continued)

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

Note 13 – Pension and Other Benefit Plans

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

TOYOTA MOTOR CREDIT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Note 14 – Provision for Income Taxes The provision for income taxes consisted of the following:

	Years Ended March 31,

	2004	2003	2002

	(Dollars in millions) (Restated)

Current
Federal, net of foreign tax credit	$43	$(98)	$(55)
Foreign	8	8	9
State	32	(26)	(6)

Total current	83	(116)	(52)

Deferred
Federal	303	151	190
State	32	19	39

Total deferred	335	170	229

Provision for income taxes	$418	$54	$177

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	Years Ended March 31,

	2004	2003	2002

	(Restated)

Provision for income taxes at U.S. federal
statutory tax rate	35.00%	35.00%	35.00%
State and local taxes (net of federal tax
benefit)	4.37%	4.69%	4.95%
Other, deferred state liability benefit due to
reduced effective state rate	(0.36)%	(8.14)%	—
Other, includes expense for deferred tax assets
valuation	0.50%	5.91%	(0.40)%

Effective tax rate	39.51%	37.46%	39.55%

TOYOTA MOTOR CREDIT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Note 14 – Provision for Income Taxes (Continued) The deferred federal and state income tax liabilities are as follows:

	March 31,

	2004	2003

	(Dollars in millions) (Restated)

Federal	$2,040	$1,711
State	185	176

Net deferred income tax liability	$2,225	$1,887

The Company’s deferred tax liabilities and assets consisted of the following:

	March 31,

	2004	2003

	(Dollars in millions) (Restated)

Liabilities:
Lease transactions	$2,557	$2,297
State taxes	210	281
Other	123	178

Deferred tax liabilities	2,890	2,756

Assets:
Mark-to-market	27	110
Provision for losses	168	205
Deferred costs and fees	211	178
Net operating loss and foreign
tax credit carryforwards	272	381

Deferred tax assets	678	874
Valuation allowance	(13)	(5)

Net deferred tax assets	665	869

Net deferred income tax liability	$2,225	$1,887

TMCC and its domestic subsidiaries have federal tax net operating loss carryforwards of $631 million which expire beginning in fiscal 2023 through 2024. TMCC and its domestic subsidiaries have state tax net operating loss carryforwards of $501 million which expire beginning in fiscal 2005 through 2024. In addition, TMCC and its domestic subsidiaries have recorded a deferred tax asset for foreign tax credits totaling $20 million, which was reduced in fiscal 2004 by a $13 million valuation allowance.

Cash paid/(received) for income taxes was $57 million, ($362) million, and $91 million in fiscal 2004, 2003, and 2002, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions

The tables below summarize amounts included in the Company’s consolidated balance sheets and statements of income for the fiscal periods presented under various related party agreements or relationships:

	March 31,

	2004	2003

	(Dollars in millions) (Restated)

Assets:
Finance receivables with affiliates	$25	$1
Rate subvention receivable from affiliates	$24	$30
Notes receivable under home loan program	$7	$11
Intercompany receivables	$1	$—
Other	$—	$6
Deferred rate subvention income
Finance receivables	($252)	($189)
Operating leases	($21)	($36)

Liabilities:
Intercompany payables	$95	$116

	Years Ended March 31,

	2004	2003	2002

	(Dollars in millions) (Restated)

Revenues:
Manufacturers’ subvention support and other revenues	$198	$144	$132
Affiliate insurance premiums and commissions revenue	$49	$40	$40

Expenses:
Shared services charges and other amounts	$83	$65	$52
Credit support fees incurred	$16	$13	$12
Employee benefits expense	$43	$38	$31

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

Rate Subvention Receivable from Affiliates, Deferred Rate Subvention Income, and Manufacturer’s Subvention Support and Other Revenues

Rate subvention receivables represent amounts due from TMS and Toyota Material Handling, U.S.A., Inc. in support of special rate retail and lease programs offered by TMCC and amounts related to lease and wholesale financing of aircraft or other products to, or from, affiliates. Deferred rate subvention income represents the unearned portion of amounts received from these transactions, and manufacturer subvention support and other revenues primarily represent the earned portion of such amounts.

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

Shared Services Charges and Other Amounts

TMS and TMCC entered into a Shared Services Agreement covering certain technological and administrative services, such as information systems support, facilities, insurance coverage and corporate services provided by each entity to the other after the ownership of TMCC was transferred to TFSA. Included under the Shared Services Agreement are rent charges for the Company’s headquarters facility in the TMS headquarters complex in Torrance, California and its Iowa Service Center, both of which are leased from TMS.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

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

Credit support fee payable is included in intercompany payables.

Employee Benefits Expense

Refer to Note 13 – Pension and Other Benefit Plans for a discussion of the TMS-sponsored pension plan.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Commitments and Contingent Liabilities

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

The Company provides credit facilities to vehicle and industrial equipment dealers. These credit facilities may be used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate. The Company obtains a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover the Company’s exposure under such agreements. The Company prices the credit facilities according to the risks assumed in entering into the credit facility. The Company also provides financing to various multi-franchise dealer organizations, referred to as dealer groups, often as p art of a lending consortium, for wholesale, working capital, real estate, and business acquisitions. In addition, the $90 million commitment to TDPR and the $9 million commitment to TMEX discussed in Note 15 are included in the table above under credit facilities with vehicle and industrial equipment dealers and affiliates. The TDPR revolving line of credit has a one-year renewable term, with interest due monthly. The TMEX revolving line of credit has a one-month renewable term, with interest due monthly.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Commitments and Contingent Liabilities (Continued)

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

During fiscal 2004, the Company entered into a 15-year lease agreement with TMS. The lease agreement is for the Company’s new headquarters location in the TMS headquarters complex in Torrance, California. At March 31, 2004, minimum future commitments under lease agreements to which the Company is a lessee, including those under the agreement discussed above, are as follows: fiscal years ending 2005 - $20 million; 2006 – $18 million; 2007 – $15 million; 2008 – $11 million; 2009 - $9 million; and thereafter – $56 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Commitments and Contingent Liabilities (Continued)

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

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gro ss-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of March 31, 2004, the Company does not believe it is probable that it will have to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of March 31, 2004.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Commitments and Contingent Liabilities (Continued)

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

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company’s business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved f or these claims. However, based on information currently available, the advice of counsel, and established reserves, in the opinion of management, the ultimate liability resulting therefrom should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Segment Information

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

The accounting policies of the operating segments are the same as those described in Note 3 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. Currently, the Company’s finance and insurance segments operate only in the U.S., the Commonwealth of Puerto Rico, Mexico, and Venezuela. Substantially all of the Company’s finance and insurance segments are located within the U.S.

Financial results for the Company’s operating segments are summarized below:

	2004	March 31, 2003	2002

	(Dollars in millions) (Restated)

Assets:

Financing operations	$43,728	$38,298	$33,351
Insurance operations	1,137	912	780
Eliminations/reclassifications	(231)	(209)	(189)

Total assets	$44,634	$39,001	$33,942

TOYOTA MOTOR CREDIT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Note 17 – Segment Information (Continued)

	Years Ended March 31,

	2004	2003	2002

	(Dollars in millions) (Restated)

Gross revenues:
Financing operations	$3,964	$3,849	$3,590
Insurance operations	263	201	210
Eliminations/reclassifications	(37)	(28)	(26)

Total gross revenues	$4,190	$4,022	$3,774

Depreciation on leases:
Financing operations	$1,561	$1,502	$1,480
Insurance operations	—	—	—

Total depreciation on leases	$1,561	$1,502	$1,480

Interest expense:
Financing operations	$557	$1,160	$994
Insurance operations	—	—	—

Total interest expense	$557	$1,160	$994

Operating and administrative expenses:
Financing operations	$519	$476	$470
Insurance operations	34	40	36
Eliminations/reclassifications	11	9	7

Total operating and administrative expenses	$564	$525	$513

Provision for credit losses:
Financing operations	$351	$604	$263
Insurance operations	—	—	—

Total provision for credit losses:	$351	$604	$263

Provision for income taxes:
Financing operations	$384	$41	$157
Insurance operations	34	13	20

Total provision for income taxes	$418	$54	$177

Net Income:
Financing operations	$591	$65	$227
Insurance operations	50	25	44

Net Income	$641	$90	$271

TOYOTA MOTOR CREDIT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Note 18 – Selected Quarterly Financial Data (Unaudited)

	Net financing revenues	Interest expense	Provision for credit losses	Net income (loss)

	(Dollars in millions) (As previously reported)

Fiscal 2004:

First quarter	$272	$231	$109	$50
Second quarter	474	87	78	215
Third quarter	457	115	76	204
Fourth quarter	426	146	88	132

Total	$1,629	$579	$351	$601

Fiscal 2003:

First quarter	$120	$431	$122	$(29)
Second quarter	233	332	127	4
Third quarter	361	192	151	93
Fourth quarter	323	212	204	42

Total	$1,037	$1,167	$604	$110

	Net financing revenues	Interest expense	Provision for credit losses	Net income (loss)

	(Dollars in millions) (As restated)

Fiscal 2004:

First quarter	$285	$235	$109	$57
Second quarter	486	91	78	216
Third quarter	495	88	76	228
Fourth quarter	438	143	88	140

Total	$1,704	$557	$351	$641

Fiscal 2003:

First quarter	$134	$430	$122	$(30)
Second quarter	252	326	127	28
Third quarter	364	201	151	49
Fourth quarter	343	203	204	43

Total	$1,093	$1,160	$604	$90

TOYOTA MOTOR CREDIT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Note 19 – Subsequent Events

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

Although the Company has sold its interests in these entities, it continues to guarantee certain TSV and BTB liabilities. TMCC provides guarantees in favor of TSV to Venezuelan banks for uncommitted credit facilities totaling $35 million. TMCC would be required to perform under these guarantees should TSV default on payments as a result of financial insolvency. Refer to Note 16 – Commitments and Contingencies for a description of the BTB guarantee. TMCC has not been required to perform under the TSV and the BTB guarantees as of April 30, 2004.

In April 2004, TMCC executed a reciprocal credit agreement with TFSA under which each company may borrow up to $100 million from the other. As of April 30, 2004, TFSA has borrowed $11.5 million from TMCC under the above credit agreement.

ITEM 9A. CONTROLS AND PROCEDURES

The following has been amended to reflect the restatement of the Company’s consolidated financial statements as discussed further in the Explanatory Note and in Note 1 of the Notes to Consolidated Financial Statements.

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

In October 2004, the Company announced that as part of its ongoing review of accounting policies and in connection with its planned implementation of new transaction systems, management determined that the Company’s accounting methodology and the structure and design of certain financial systems relating primarily to the capitalization and amortization of incremental direct costs and fees was not in compliance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. Incremental direct costs and incentive and rate participation payments made to vehicle dealers were expensed when incurred rather than capitalized and amortized over the life of the related contracts. The majority of these costs and fees consisted of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. In addition, other incentives in the form of rate participation payments made to vehicle dealers were deferred and amortized using a method that was inconsistent with the revenue recognition method of the underlying contracts. This resulted in a cumulative understatement of net financing and other revenues and overstatement of operating and administrative expenses, resulting in a cumulative understatement of net income, as well as a cumulative understatement of finance receivables, net, investments in operating leases, net, deferred income taxes, and retained earnings. As a result, the Company determined that certain adjustments are necessary to the Company’s Consolidated Financial Statements as of March 31, 2004 and 2003 and for each of the fiscal years in the three-year period ended March 31, 2004 and the three months ended June 2004. After making this determination, the Company conducted a further review of its policies and determined that additional adjustments and reclassifications to the Consolidated Financial Statements were necessary.

These additional adjustments are required to correct the accounting treatment of notes payable during periods when the notes payable and the related derivatives did not qualify for hedge accounting. The Company did not properly record foreign currency transaction gains or losses for certain notes payable during these periods and did not properly determine the calculation of additional basis adjustments once the hedge was re-established on the notes payable. These adjustments are reflected as a cumulative decrease in interest expense and investment and other income related to foreign currency transactions resulting in a cumulative decrease in net income in the Consolidated Statements of Income as well as a cumulative increase in notes and loans payable and a decrease in deferred income taxes and retained earnings in the Consolidated Balance Sheets.

Additionally, the reclassifications primarily related to unearned income that was reclassified to finance receivables, net and investments in operating leases, net that had been previously misclassified in other liabilities. The Company also recorded other adjustments that were previously not deemed material.

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

These adjustments and reclassifications are reflected in this Amended Annual Report on Form 10-K/A for the period ended March 31, 2004. In addition, the Company intends to file amendments to its Quarterly Reports on Form 10-Q for the periods ended December 31, 2003, and June 30, 2004 that will include restated financial statements and amendments to related disclosures for the fiscal periods covered by those reports. The Company also restated, by means of a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, its consolidated financial statements for the three and six months ended September 30, 2003. In light of the restatement, the Company believes that a material weakness existed in its internal controls related to the financial reporting for acquired retail and vehicle lease contracts. This weakness related to the design and review of revenue recognition policies, particularly in the areas of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts and incentive and rate participation payments made to vehicle dealers, in the policies and procedures necessary to ensure accurate measurement and recording of amounts over the life of the contracts and in the structure and design of related financial information systems. In addition, the Company believes that a material weakness existed in its internal controls related to the financial reporting of foreign currency transaction adjustments and in the monitoring of hedging activities. This weakness related to the application of accounting policies related to the accounting for foreign currency transaction gains and losses on debt instruments that no longer qualified for hedge accounting.

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures in place as of the end of the most recent fiscal quarter covered by this annual report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the CEO and CFO have concluded that the disclosure controls and procedures did not provide reasonable assurance of effectiveness as of that period because of the material weaknesses identified above.

The Company intends to devote significant resources to revising its policies, procedures, and financial information systems to comply with the methods required by GAAP related to revenue recognition to ensure accurate measurement and recording of amounts associated with the acquisition of retail and vehicle lease contracts and dealer incentive and rate participation payments at acquisition and over the life of the contracts.

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

The Company is currently in the process of reviewing and formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Changes have been and will be made to the Company’s internal controls over financial reporting as a result of these efforts. There was no change in the Company’s internal control over financial reporting identified in connection with the disclosure controls and procedures evaluation referred to above during the most recent fiscal quarter covered by this annual report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to March 31, 2004 and contemporaneously with the filing of this Form 10-K/A, the Company has begun implementing changes to its internal controls, as described above, to correct the material weaknesses identified above. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis, and will take further action as appropriate.

PART IV ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (a)(1)Financial Statements

Included in Part II, Item 8 of this Form 10-K. See Index to Financial Statements on page 52.

(2)Exhibits

The exhibits listed on the accompanying Exhibit Index, starting on page 107, are filed as part of, or incorporated by reference into, this Report.

(b)Reports on Form 8-K

The following reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2004:

Date of Report	Items Reported

February 6, 2004	Item 12. Disclosure of Results of Operations and Financial Condition
- 105 -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 8th day of December 2004.

TOYOTA MOTOR CREDIT CORPORATION

                                        By    /s/ George E. Borst

George E. Borst
President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 8th day of December 2004.

Signature	Title

/s/ George E. Borst	President and Chief Executive Officer and Director (Principal Executive Officer)
————————
George E. Borst

/s/ Tadashi Nagashino	Executive Vice President and Treasurer and Director
—————————
Tadashi Nagashino

/s/ John F. Stillo	Vice President and Chief Financial Officer (Principal Financial Officer)
———————
John F. Stillo

/s/ Thomas Kiel	Corporate Manager and Chief Accounting Officer (Principal Accounting Officer)
—————
Thomas Kiel

/s/ David Pelliccioni	Director
————————
David Pelliccioni

/s/ Yukitoshi Funo	Director
————————
Yukitoshi Funo

/s/ James Press	Director
——————
James Press
- 106 -

EXHIBIT INDEX

Number Exhibit	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on
	October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the
	California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the
	California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the
	California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the
	California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the
	California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the
	California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the
	California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(6)

4.1	Issuing and Paying Agency Agreement dated August 1, 1990 between
	TMCC and Bankers Trust Company	(3)

4.2(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase
	Manhattan Bank, N.A	(4)

4.2(b)	First Supplemental Indenture dated as of October 1, 1991 among
	TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(5)

_______________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Registration Statement on Form S-1, File No. 33-22440.

(2)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.

(3)	Incorporated herein by reference to Exhibit 4.2 filed with the Company’s Report on Form 10-K for the year ended September 30, 1990, Commission File number 1-9961.

(4)	Incorporated herein by reference to Exhibit 4.1(a), filed with the Company’s Registration Statement on Form S-3, File No. 33-52359.

(5)	Incorporated herein by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.

(6)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.
- 107 -

EXHIBIT INDEX

Number Exhibit	Description	Method of Filing

4.2(c)	Second Supplemental Indenture, dated as of March 31, 2004, among
	TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan
	Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly
	known as Bankers Trust Company)	(40)

4.3(a)	Fourth Amended and Restated Agency Agreement dated October 1, 2002 among
	TMCC, JPMorgan Chase Bank and JPMorgan Bank Luxembourg S.A	(24)

4.3(b)	Amendment No. 1 to the Fourth Amended and Restated Agency
	Agreement, dated September 30, 2003 among TMCC, JPMorgan Chase
	Bank and JPMorgan Bank Luxembourg, S.A.	(41)

4.4	TMCC has outstanding certain long-term debt as set forth in Note 10 of the
	Notes to Consolidated Financial Statements. Not filed herein as an exhibit,
	pursuant to Item 601(b) (4)(iii)(A) of Regulation S-K under the Securities
	Act of 1933, is any instrument which defines the rights of holders of such
	long-term debt, where the total amount of securities authorized thereunder
	does not exceed 10% of the total assets of TMCC and its subsidiaries on a
	consolidated basis. TMCC agrees to furnish copies of all such instruments
	to the Securities and Exchange Commission upon request

10.1	Form of Indemnification Agreement between TMCC and its directors
	and officers	(12)

10.2	Five-year Credit Agreement dated September 12, 2002 among TMCC,
	Bank of America N.A., as Administrative Agent, JPMorgan Chase Bank
	as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd. and Citibank,
	N.A. as Documentation Agents, Banc of America Securities LLC as Sole
	Lead Arranger and Sole Book Manager and the other Banks named therein	(13)

10.3(a)	364-Day Credit Agreement dated September 12, 2002 among TMCC,
	Bank of America N.A. as Administrative Agent, JPMorgan Chase Bank
	as Syndication Agent, The Bank of Tokyo-Mitsubishi Ltd., and Citibank,
	N.A. as Documentation Agents, Banc of America Securities LLC as Sole
	Lead Arranger and Sole Book Manager and the other Banks named therein	(23)

_______________
(12)	Incorporated herein by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1, Commission File No. 33-22440.

(13)	Incorporated herein by reference to Exhibit 10.16 filed with the Company’s Report on Form 10-Q for the quarter ended September 30, 2002, Commission File No. 1-9961.

(23)	Incorporated herein by reference to Exhibit 10.15 filed with the Company’s Report on Form 10-Q for the quarter ended September 30, 2002, Commission File No. 1-9961.

(24)	Incorporated herein by reference to Exhibit 4.3 filed with the Company’s Report on Form 10-Q for the quarter ended September 30, 2002, Commission File No. 1-9961.

(40)	Incorporated herein by reference to Exhibit 4.1(c) filed with the Company’s Registration Statement on Form S-3, Commission File No. 333-113680.

(41)	Incorporated herein by reference to Exhibit 4.1 filed with the Company’s Report on Form 10-Q for the quarter ended September 30, 2003, Commission File number 1-9961.
- 108 -

EXHIBIT INDEX

Number Exhibit	Description	Method of Filing

10.3(b)	First Amended and Restated 364 Day Facility Credit Agreement, dated	(42)
	September 11, 2003 among TMCC, Bank of America, N.A., and Other
	Lenders Party Thereto

10.4(a)	Toyota Motor Sales, U.S.A., Inc. Supplemental Executive Retirement Plan *	(10)

10.4(b)	Amendment 2003-1 to the Toyota Motor Sales, U.S.A., Inc. Supplemental
	Executive Retirement Plan *	(43)

10.5(a)	Toyota Motor Sales, U.S.A., Inc. 401(k) Excess Plan *	(11)

10.5(b)	Amendment 2003-1 to the Toyota Motor Sales, U.S.A., Inc. 401(k) Excess
	Benefit Plan *	(43)

10.6	Form of Agreement for the Grant of an Option to Acquire Warrants to
	Subscribe for Common Stock of Toyota Motor Corporation *	(39)

10.7	Fiscal Year 2003 Form of Option Agreement for the Grant of Options to
	Acquire the Common Stock of Toyota Motor Corporation *	(43)

10.8	Amended and Restated Trust and Servicing Agreement dated as
	of October 1, 1996 by and among TMCC, TMTT, Inc., as titling
	trustee and U.S. Bank National Association, as trust agent	(18)

10.9	Credit Support Agreement dated July 14, 2000 between TFSC and TMC	(29)

10.10	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC	(29)

_______________
(10)	Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.

(11)	Incorporated herein by reference to Exhibit 10.2 filed with the Company’s Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.

(18)	Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Lease Trust 1997-A’s Report on Form 8-A dated December 23, 1997, Commission File No. 333-26717

(29)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.

(39)	Incorporated herein by reference to Exhibit 10.8 filed with the Company’s Report on Form 10-K for the year ended March 31, 2002, Commission File No. 1-9961.

(42)	Incorporated herein by reference to Exhibit 10.2 filed with the Company’s Report on Form 10-Q for the quarter ended September 30, 2003, Commission File No. 1-9961.

(43)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-K for the year ended March 31, 2003, Commission File No. 1-9961.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
- 109 -

EXHIBIT INDEX

Number Exhibit	Description	Method of Filing

10.11	Amended and Restated Repurchase Agreement dated effective as of
	October 1, 2000, between TMCC and TMS	(33)

10.12	Shared Services Agreement dated October 1, 2000 between TMCC and TMS	(32)

10.13	Credit Support Fee Agreement dated March 30, 2001 between TMCC
	and TFSC	(33)

10.14	Medium Term Note Agreements *	(35)

10.15	Mortgage Loans Agreements *	(44)

10.16	364 Day Facility Credit Agreement, dated September 11, 2003 among
	TCPR, Bank of America, N.A., and the Other Lenders Party Thereto	(45)

10.17	Credit Agreement (Secondary) dated as of March 15, 2004 among
	TMCC, Bank of America, N.A., and Other Lenders Party Thereto	Previously filed

10.18	Fiscal Year 2004 Form of Option Agreement for the Grant of Options to
	Acquire the Common Stock of Toyota Motor Corporation *	Previously filed

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

21.1	TMCC’s list of subsidiaries	Previously filed

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

_______________
(32)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.

(33)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.

(35)	Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Report on Form 10-Q for the quarter ended December 31, 2002, Commission File No. 1-9961.

(44)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-K for the year ended March 31, 2003, Commission File No. 1-9961.

(45)	Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Report on Form 10-Q for the quarter ended September 30, 2003, Commission File No. 1-9961.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
- 110 -