Form 10-Q/A
period 2003-12-31
TOYOTA MOTOR CREDIT CORP
filed 2004-12-16
CIK 834071

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

                                   EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Toyota Motor Credit Corporation (the "Company") Quarterly Report on Form 10-Q/A for the period ended December 31, 2003 in order to reflect the restatement of the Company's Consolidated Financial Statements and amendments to related disclosures as of December 31 and March 31, 2003 and for the three and nine months ended December 31, 2003 and 2002. The restatement arose from management's determination that the Company's accounting methodology and the structure and design of certain financial systems relating primarily to the capitalization and amortization of incremental direct costs and fees were not in compliance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" ("SFAS 91"), and that certain adjustments are necessary to the Company's Consolidated Financial Statements. Incremental direct costs and incentive payments made to vehicle dealers were expensed when incurred rather than capitalized and amortized over the life of the related contracts. The majority of these costs and fees consisted of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. In addition, other incentives in the form of rate participation payments made to vehicle dealers were deferred and amortized using a method that was inconsistent with the revenue recognition method of the underlying contracts. During the course of its review, the Company determined that additional adjustments and reclassifications to previously reported results were required.

These additional adjustments related to the Company's accounting for notes payable during periods when the notes payable and the related derivatives did not qualify for hedge accounting. The Company did not properly record foreign currency transaction gains and losses on certain notes payable during these periods and did not properly determine the calculation of additional basis adjustments once the hedge was re-established on the notes payable.

Additionally, the reclassifications primarily related to unearned income that was reclassified to finance receivables, net, and investments in operating leases, net, that had been previously misclassified in deferred income. The Company also recorded other adjustments that were previously deemed not material. The adjustments and reclassifications, including their impact on the Consolidated Financial Statements, are further described in Note 1 of the Notes to Consolidated Financial Statements.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on February 13, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

- Part I - Item 1 - Financial Statements
- Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
- Part I - Item 4 - Controls and Procedures; and
- Part II - Item7 - Exhibits and Reports on Form 8-K

In addition, the Company's Form 10-K/A for the period ended March 31, 2004 dated December 8, 2004, the Form 10-Q/A for the period ended June 30, 2004 dated December 16, 2004, the Form 10-Q for the period ended September 30, 2004 dated November 22, 2004, the Form 8-K dated September 29, 2004 and the Form 8-K dated October 11, 2004 are hereby incorporated by reference.

                          PART I.  FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS


                          TOYOTA MOTOR CREDIT CORPORATION
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in Millions)
                                    (Unaudited)
                                    (Restated)


                                                   December 31,     March 31,
                                                       2003           2003
                                                   ------------   ------------
               ASSETS
               ------

Cash and cash equivalents...............               $    946       $    980
Investments in marketable securities....                  1,407          1,630
Finance receivables, net................                 30,597         26,349
Investments in operating leases, net....                  7,661          7,925
Derivative assets.......................                  2,510          1,409
Other assets............................                    558            708
                                                       --------       --------

         Total assets...................               $ 43,679       $ 39,001
                                                       ========       ========


   LIABILITIES AND SHAREHOLDER'S EQUITY
   ------------------------------------

Notes and loans payable.................               $ 36,082       $ 32,156
Derivative liabilities..................                     23            139
Other liabilities.......................                  1,212          1,232
Income taxes payable....................                     51             26
Deferred income.........................                    762            666
Deferred income taxes...................                  2,130          1,887
                                                       --------       --------
      Total liabilities.................                 40,260         36,106
                                                       --------       --------

Commitments and contingent liabilities (See note 8)

Shareholder's equity:
   Capital stock, $l0,000 par value
      (100,000 shares authorized;
       91,500 issued and outstanding)...                    915            915
   Retained earnings....................                  2,464          1,963
   Accumulated other comprehensive
      income............................                     40             17
                                                       --------       --------
      Total shareholder's equity........                  3,419          2,895
                                                       --------       --------
         Total liabilities and
         shareholder's equity...........               $ 43,679       $ 39,001
                                                       ========       ========

See Accompanying Notes to Consolidated Financial Statements.

                      TOYOTA MOTOR CREDIT CORPORATION
                      CONSOLIDATED STATEMENT OF INCOME
                           (Dollars in Millions)
                                (Unaudited)
                                (Restated)


                                                Three Months Ended     Nine Months Ended
                                                   December 31,           December 31,
                                                ------------------     -----------------
                                                  2003       2002        2003      2002
                                                -------    -------     -------   -------
Financing revenues:

   Leasing....................................  $   588    $   601     $ 1,763   $ 1,801
   Retail financing...........................      321        302         948       870
   Wholesale and other dealer financing.......       47         47         145       133
                                                -------    -------     -------   -------

Total financing revenues......................      956        950       2,856     2,804

   Depreciation on leases.....................      373        385       1,176     1,097
   Interest expense...........................       88        190         414       946
                                                -------    -------     -------   -------

Net financing revenues........................      495        375       1,266       761

Insurance premiums earned and contract
   revenues...................................       44         39         130       118
Investment and other income/(loss)............       45        (16)        146        65

                                                -------    -------     -------   -------

Net financing revenues and other revenues.....      584        398       1,542       944
                                                -------    -------     -------   -------

Expenses:

   Operating and administrative...............      135        139         401       389
   Losses related to Argentine investment.....        -          -           -        11
   Provision for credit losses................       76        151         263       400
   Insurance losses and loss adjustment
      expenses................................       28         22          83        66
                                                -------    -------     -------   -------

Total expenses................................      239        312         747       866
                                                -------    -------     -------   -------

Income before income taxes....................      345         86         795        78

Provision for income taxes....................      117         37         294        31
                                                -------    -------     -------   -------

Net income....................................  $   228    $    49     $   501   $    47
                                                =======    =======     =======   =======

See Accompanying Notes to Consolidated Financial Statements.

                          TOYOTA MOTOR CREDIT CORPORATION
                   CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                               (Dollars in Millions)
                                    (Unaudited)
                                    (Restated)


                                                           Accumulated
                                                             Other
                                   Capital    Retained    Comprehensive
                                    Stock     Earnings    Income/(Loss)     Total
                                   -------    --------    -------------    -------


Balance at March 31, 2002........  $   915    $  1,873    $          14    $ 2,802
                                   -------    --------    -------------    -------

Net income for the nine months
   ended December 31, 2002.......        -          47                -         47

Change in net unrealized gain
   on available-for-sale
   marketable securities
   (net of tax)..................        -           -               (4)        (4)
                                   -------    --------    -------------    -------
Total comprehensive income.......        -          47               (4)        43
                                   -------    --------    -------------    -------


Balance at December 31, 2002....   $   915    $  1,920    $          10    $ 2,845
                                   =======    ========    =============    =======




Balance at March 31, 2003........  $   915    $  1,963    $          17    $ 2,895
                                   -------    --------    -------------    -------

Net income for the nine months
   ended December 31, 2003.......        -         501                -        501

Change in net unrealized gain
   on available-for-sale
   marketable securities
   (net of tax)..................        -           -               23         23
                                   -------    --------    -------------    -------
Total comprehensive income.......        -         501               23        524
                                   -------    --------    -------------    -------


Balance at December 31, 2003....   $   915    $  2,464    $          40    $ 3,419
                                   =======    ========    =============    =======





See Accompanying Notes to Consolidated Financial Statements.

                          TOYOTA MOTOR CREDIT CORPORATION
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Dollars in Millions)
                                    (Unaudited)
                                    (Restated)

                                                                            Nine Months Ended
                                                                              December 31,
                                                                       -------------------------
                                                                         2003            2002
                                                                       --------        --------
Cash flows from operating activities:

   Net income................................................          $    501         $    47
                                                                       --------        --------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Derivative fair value adjustment....................              (144)            312
         Depreciation and amortization.......................             1,364           1,273
         Recognition of deferred income......................                98            (200)
         Provision for credit losses.........................               263             400
         Gain from securitization of finance receivables.....               (30)            (55)
         Foreign currency transaction loss...................                 -              69
         Gain from sale of marketable securities.............                (7)              -
         Loss on impairment of retained interests............                 -              11
         Loss and reserve related to Argentine Investment....                 -              11
         Decrease in other assets............................               112             178
         Increase in deferred income taxes...................               260             160
         Increase (decrease) in other liabilities............                32             (16)
                                                                       --------        --------
   Total adjustments.........................................             1,948           2,143
                                                                       --------        --------

Net cash provided by operating activities....................             2,449           2,190
                                                                       --------        --------

Cash flows from investing activities:

   Addition to investments in marketable securities..........            (1,401)         (1,469)
   Disposition of investments in marketable securities.......             1,530           1,165
   Acquisition of finance receivables........................           (36,402)        (29,512)
   Liquidation of finance receivables........................            30,011          23,207
   Proceeds from sale of finance receivables.................             1,825           3,002
   Addition to investments in operating leases...............            (2,222)         (2,665)
   Disposition of investments in operating leases............             1,282           1,375
                                                                       --------        --------

Net cash used in investing activities........................            (5,377)         (4,897)

                                                                       --------        --------
Cash flows from financing activities:

   Proceeds from issuance of notes and loans payable.........             9,020           6,949
   Payments on notes and loans payable.......................            (7,696)         (5,551)
   Net increase in commercial paper..........................             1,570           1,419
                                                                       --------        --------

Net cash provided by financing activities....................             2,894           2,817
                                                                       --------        --------


Net (decrease)/increase in cash and cash equivalents.........              (34)             110

Cash and cash equivalents at the beginning of the period.....               980             747
                                                                       --------        --------

Cash and cash equivalents at the end of the period...........          $    946        $    857
                                                                       ========        ========

Supplemental disclosures:

   Interest paid.............................................          $    497        $    569
   Income taxes paid/(received)..............................          $     43        $   (378)


See Accompanying Notes to Consolidated Financial Statements.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data and Restated Financial Results
--------------------------------------------------------------

Interim Financial Data

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

These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies, and other notes to the consolidated financial statements included in Toyota Motor Credit Corporation's 2003 Annual Report to the SEC on Form 10-K together with the amendment to the Company's 2004 Annual Report with the Securities and Exchange Commission filed on December 8, 2004, which includes restated financial statements as of and for the fiscal year ended March 31, 2003. References herein to "TMCC" denote Toyota Motor Credit Corporation and references herein to "the Company" denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data and Restated Financial Results (Continued)
--------------------------------------------------------------

Restatement

In October 2004, the Company announced that as part of its ongoing review of accounting policies and in connection with its planned implementation of new transaction systems, management determined that the Company's accounting methodology and the structure and design of certain financial systems relating primarily to the capitalization and amortization of incremental direct costs and fees were not in compliance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Incremental direct costs and incentive payments made to certain vehicle dealers were expensed when incurred rather than amortized over the life of the related contracts. The majority of these costs and fees consisted of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. In addition, other incentives in the form of rate participation payments made to vehicle dealers were deferred and amortized using a method that was inconsistent with the revenue recognition method of the underlying contracts. This resulted in a cumulative understatement of net financing and other revenues and overstatement of operating and administrative expenses, resulting in a cumulative understatement of net income, as well as a cumulative understatement of finance receivables, net, investments in operating leases, net, deferred income taxes, and retained earnings. As a result, the Company determined that certain adjustments were necessary to the Company's Consolidated Financial Statements as of March 31, 2004 and 2003 and for each of the fiscal years in the three-year period ended March 31, 2004 and the three months ended June 30, 2004. After making this determination, the Company conducted a further review of its policies and determined that additional adjustments and reclassifications to the Consolidated Financial Statements were necessary.

These additional adjustments are required to correct the accounting treatment of notes payable during periods when the notes payable and the related derivatives did not qualify for hedge accounting. The Company did not properly record foreign currency transaction gains or losses for certain notes payable during these periods and did not properly determine the calculation of additional basis adjustments once the hedge was re-established on the notes payable. These adjustments are reflected as a cumulative decrease in interest expense and investment and other income/(loss) related to foreign currency transactions resulting in a cumulative decrease in net income in the Consolidated Statements of Income as well as a cumulative increase in notes and loans payable and a decrease in deferred income taxes and retained earnings in the Consolidated Balance Sheets.

Additionally, the reclassifications primarily related to unearned income that was reclassified to finance receivables, net, and investments in operating leases, net, that had been previously misclassified in deferred income. The Company also recorded other adjustments that were previously deemed not material.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data and Restated Financial Results (Continued)
--------------------------------------------------------------

The combined results of all adjustments and reclassifications described above is a cumulative increase in net financing revenues and net income and a decrease in investment and other income/(loss), interest expense and operating and administrative expenses in the Consolidated Statements of Income, as well as a decrease in finance receivables, net, investments in operating leases, net, and other liabilities, and an increase in notes and loans payable, deferred income taxes and retained earnings in the Consolidated Balance Sheets. The impact of these adjustments and reclassifications in any particular quarterly or annual period may vary from the cumulative impact described above. The adjustments to the Consolidated Financial Statements resulted in differences in the timing of revenue recognition, but did not materially affect previously reported cash flows.

These Consolidated Financial Statements included in this Form 10-Q/A have been restated to reflect the above adjustments and reclassifications. This amended Form 10-Q/A also includes amendments to related disclosures for the fiscal periods covered by this report. In addition, the Company has filed an amendment to its Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and is filing an amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2004 concurrently with this Form 10-Q/A that include restated financial statements and amendments to related disclosures for the fiscal periods covered by those reports, including selected financial data for the fiscal years ended September 30, 1999 and 2000 and the six months ended March 31, 2001 and selected quarterly financial data for each of the four quarters in fiscal years ended March 31, 2004 and 2003.

The adjustments to net income for the three and nine months ended December 31, 2003 and 2002 are summarized below:

                                           Three Months Ended     Nine Months Ended
                                              December 31,          December 31,
                                           ------------------    ------------------
                                             2003       2002       2003       2002
                                           -------    -------    -------    -------
                                                     (Dollars in Millions)
Net income, as previously reported......   $  204     $   93     $  469     $   68
Adjustments (pre-tax)
   Dealer incentive payments............        6         (1)        16          6
   Rate participation payments..........        5          5         14         16
   Incremental direct costs.............        1          -          2          1
   Fair value hedge adjustment..........       24          2         15         10
   Foreign currency transaction losses          -        (78)         -        (69)
   Other adjustments....................        3          -          5          1
                                           -------    -------    -------    -------
Total adjustments (pre-tax) ............       39        (72)        52        (35)
Tax effect of restatement adjustments...      (15)        28        (20)        14

Total net adjustments...................       24        (44)        32        (21)
                                           -------    -------    -------    -------
Net income, as restated.................   $  228     $   49     $  501    $    47
                                           =======    =======    =======    =======


                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data and Restated Financial Results (Continued)
--------------------------------------------------------------

The amounts shown for dealer incentive payments, rate participation payments and incremental direct costs represent the substantial portion of the net adjustments related to the acquisition of retail and vehicle lease contracts for the periods presented. The fair value hedge adjustment represents additional ineffectiveness recognized on certain foreign currency denominated notes payable. The foreign currency transaction adjustment represents foreign currency transaction losses on certain foreign currency denominated notes payable during periods when the notes payable and the related derivatives did not qualify for hedge accounting. The other adjustments primarily relate to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data and Restated Financial Results (Continued)
--------------------------------------------------------------

The Consolidated Balance Sheets as of December 31 and March 31, 2003 included in this Form 10-Q/A have been restated to include the effects of the adjustments and reclassifications as follows:

                                         December 31, 2003           March 31, 2003
                                     ------------------------- -------------------------
                                     As previously             As previously
                                     reported      As restated reported      As restated
                                     ------------- ----------- ------------- -----------
                                                      (Dollars in Millions)

              ASSETS
              ------

Cash and cash equivalents...........      $    946    $    946      $    980    $    980
Investments in marketable securities         1,407       1,407         1,630       1,630
Finance receivables, net............        30,722      30,597        26,477      26,349
Investments in operating leases, net         7,755       7,661         8,017       7,925
Derivative assets...................         2,345       2,510         1,421       1,409
Other assets........................           558         558           708         708
                                          --------    --------      --------    --------

         Total assets...............      $ 43,733    $ 43,679      $ 39,233    $ 39,001
                                          ========    ========      ========    ========


LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------


Notes and loans payable.............      $ 36,044    $ 36,082      $ 32,099    $ 32,156
Derivative liabilities..............           221          23           514         139
Other liabilities...................           849       1,212           869       1,232
Income taxes payable................            51          51            26          26
Deferred income.....................         1,125         762           996         666
Deferred income taxes...............         2,088       2,130         1,866       1,887

                                          --------    --------      --------    --------
      Total liabilities.............        40,378      40,260        36,370      36,106
                                          --------    --------      --------    --------

Shareholder's equity:
   Capital stock, $l0,000 par value
     (100,000 shares authorized;
      91,500 issued and outstanding)           915         915           915         915
   Retained earnings................         2,399       2,464         1,930       1,963
   Accumulated other comprehensive
      income........................            41          40            18          17
                                          --------    --------      --------    --------
      Total shareholder's equity....         3,355       3,419         2,863       2,895
                                          --------    --------      --------    --------

         Total liabilities and
         shareholder's equity.......      $ 43,733    $ 43,679      $ 39,233    $ 39,001
                                          ========    ========      ========    ========


                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data and Restated Financial Results (Continued)
--------------------------------------------------------------

As of December 31, 2003

Finance receivables, net, and investments in operating leases, net, were impacted by the cumulative deferral of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. The impact of these items was an increase to finance receivables, net, and investments in operating leases, net, of $138 million and $10 million, respectively. Finance receivables, net, and investments in operating leases, net, were also impacted by the reclassification of deferred subvention and acquisition fee revenue of approximately $263 million and $104 million, respectively, that was previously classified as deferred income. The net effect of these adjustments and reclassifications was an overall decrease in finance receivables, net, and investments in operating leases, net, of $125 million and $94 million, respectively.

Derivative assets increased $165 million and derivative liabilities decreased $198 million due to the reclassification of accrued interest on derivatives that was previously classified as other liabilities and the reclassification between derivative assets and liabilities as the Company began accounting for master netting agreements within its derivative contracts.

Notes and loans payable increased $38 million. This increase resulted from the cumulative impact of a $62 million foreign currency transaction loss on foreign currency denominated notes payable during periods when the notes payable and the related derivatives did not qualify for hedge accounting, a $25 million reversal of improperly recorded fair value losses and a $1 million loss related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective.

Other liabilities increased $363 million due to the reclassification of accrued interest on derivatives into derivative assets and liabilities discussed above.

Deferred income decreased $363 million primarily as a result of the $367 million reclassification of deferred subvention and acquisition fee revenue from deferred income to finance receivables, net, and investments in operating leases, net, noted above, partially offset by a $4 million adjustment related to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data and Restated Financial Results (Continued)
--------------------------------------------------------------

As of March 31, 2003

Finance receivables, net, and investments in operating leases, net, were impacted by the cumulative deferral of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. The impact of these items was an increase to finance receivables, net, and investments in operating leases, net, of $105 million and $10 million, respectively. Finance receivables, net, and investments in operating leases, net, were also impacted by the reclassification of deferred subvention and acquisition fee revenue of approximately $233 million and $102 million, respectively, that was previously classified as deferred income. The net effect of these adjustments and reclassifications was an overall decrease in finance receivables, net, and investments in operating leases, net, of $128 million and $92 million, respectively.

Derivative assets and derivative liabilities decreased $12 million and $375 million, respectively, due to the reclassification of accrued interest on derivatives that was previously classified as other liabilities and the reclassification between derivative assets and liabilities as the Company began accounting for master netting agreements within its derivative contracts.

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

Other liabilities increased $363 million due to the reclassification of accrued interest on derivatives into derivative assets and liabilities discussed above.

Deferred income decreased $330 million resulting from the $335 million reclassification of deferred subvention and acquisition fee revenue from deferred income to finance receivables, net, and investments in operating leases, net, noted above. The remaining $5 million adjustment related to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data and Restated Financial Results (Continued)
--------------------------------------------------------------

The Consolidated Statements of Income for the three and nine months ended December 31, 2003 and 2002 included in this Form 10-Q/A have been restated to include the effects of the adjustments and reclassifications as follows:

                                        Three Months Ended                Nine Months Ended
                                           December 31,                      December 31,
                                  -----------------------------   --------------------------------
                                      2003            2002            2003            2002
                                  ------------  ---------------   --------------   ---------------
                                                      (Dollars in Millions)

                                  <F1>    <F2>    <F1>    <F2>    <F1>    <F2>     <F1>     <F2>
Financing revenues:

   Leasing....................... $ 605   $ 588   $ 630   $ 601   $1,840  $1,763   $1,883   $1,801
   Retail financing..............   311     321     293     302      911     948      841      870
   Wholesale and other dealer        45      47      45      47      137     145      127      133
      financing. ................ -----   -----   -----   -----   ------  ------   ------   ------

Total financing revenues.........   961     956     968     950    2,888   2,856    2,851    2,804

   Depreciation on leases........   389     373     415     385    1,252   1,176    1,182    1,097
   Interest expense..............   115      88     192     190      433     414      955      946
                                  -----   -----   -----   -----   -----   -----    -----    ------
Net financing revenues...........   457     495     361     375    1,203   1,266      714      761

Insurance premiums earned and
   contract revenues.............    46      44      41      39      138     130      124      118
Investment and other income/(loss)   45      45      71     (16)     159     146      152       65
                                  -----   -----   -----   -----   ------  ------   ------   ------
Net financing revenues and other
   revenues......................   548     584     473     398    1,500   1,542      990      944
                                  -----   -----   -----   -----   ------  ------   ------   ------

Expenses:

   Operating and administrative..   142     135     142     139      420     401      400      389
   Losses related to Argentine
      investment.................     -       -       -       -        -       -       11       11
   Provision for credit losses...    76      76     151     151      263     263      400      400
   Insurance losses and loss
      adjustment expenses........    24      28      22      22       74      83       66       66
                                  -----   -----   -----   -----   ------  ------   ------   ------

Total expenses...................   242     239     315     312      757     747      877      866
                                  -----   -----   -----   -----   ------  ------   ------   ------

    Income before income taxes...   306     345     158      86      743     795      113       78

Provision for income taxes.......   102     117      65      37      274     294       45       31
                                  -----   -----   -----   -----   ------  ------   ------   ------

Net income....................... $ 204   $ 228   $  93   $  49   $  469  $  501   $   68   $   47
                                  =====   =====  =====   =====   ======  ======  ======   ======

--------------------
<F1> As previously reported
<F2> As restated


                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data and Restated Financial Results (Continued)
--------------------------------------------------------------


Leasing revenues decreased $17 million and $77 million in the three and nine months ended December 31, 2003, respectively, and $29 million and $82 million in the three and nine months ended December 31, 2002, respectively. These decreases were primarily due to the reclassification of residual value losses on direct finance leases from depreciation on leases to leasing revenues in the amounts of $16 million and $76 million in the three and nine months ended December 31, 2003, respectively and $30 million and $85 million in the three and nine months ended December 31, 2002, respectively. The remaining differences were due to the deferral and amortization of incremental direct costs and fees paid or received in connection with the acquisition of vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers.

Retail financing revenues increased $10 million and $37 million in the three and nine months ended December 31, 2003, respectively, and $9 million and $29 million for the three and nine months ended December 31, 2002, respectively. These increases were due to the net deferral and amortization of incremental direct costs and fees paid or received in connection with the acquisition of retail financing contracts, and incentive and rate participation payments made to vehicle dealers.

Wholesale and other dealer financing revenues increased $2 million and $8 million in the three and nine months ended December 31, 2003, respectively, and $2 million and $6 million in the three and nine months ended December 31, 2002, respectively, primarily due to the reclassification of insurance premiums on wholesale lines which should have been eliminated in consolidation.

Interest expense decreased $27 million and $19 million in the three and nine months ended December 31, 2003, respectively, and $2 million and $9 million for the three and nine months ended December 31, 2002, respectively. The decrease in the three months ended December 31, 2003 resulted from the net effect of a $26 million reversal of improperly recorded fair value losses and a $2 million loss related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective. The offsetting $3 million increase primarily relates to items that were deemed not material in prior periods but have been recorded in connection with this restatement. The decrease in the nine months ended December 31, 2003 resulted from the net effect of a $22 million reversal of improperly recorded fair value losses and a $7 million loss related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective. The offsetting $4 million increase primarily relates to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

The decrease in interest expense in the three months ended December 31, 2002 resulted from a $2 million gain related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective. The decrease in the nine months ended December 31, 2002 resulted from the net effect of a $4 million reversal of improperly recorded fair value losses and a $5 million gain related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data and Restated Financial Results (Continued)
--------------------------------------------------------------


Investment and other income remained unchanged and decreased $13 million in the three and nine months ended December 31, 2003, respectively. Investment and other income decreased $87 million in both the three and nine months ended December 31, 2002.

The $13 million decrease in investment and other income in the nine months ended December 31, 2003 primarily represents adjustments to gains on securitization transactions resulting from the impact of incremental direct costs incurred with the acquisition of retail and vehicle lease contracts and dealer incentive and rate participation payments made to vehicle dealers that had not previously been capitalized.

The $87 million decrease in investment and other income in both the three and nine months ended December 31, 2002 was primarily attributable to $78 and $69 million of foreign currency transaction losses in the three and nine months ended December 31, 2002, respectively. These foreign currency transaction losses were incurred on certain foreign currency denominated notes payable during periods when the notes payable and the related derivatives did not qualify for hedge accounting. The remaining decreases of $9 million and $18 million for the three and nine months ended December 31, 2002 primarily represent adjustments to gains on securitization transactions resulting from the impact of incremental direct costs incurred with the acquisition of retail and vehicle lease contracts and dealer incentive and rate participation payments made to vehicle dealers that had not previously been capitalized.

Operating and administrative expenses decreased $7 million and $19 million in the three and nine months ended December 31, 2003, respectively, primarily due to the deferral of incremental direct costs paid in connection with the acquisition of retail and vehicle lease contracts in the amounts of $3 million and $10 million in the three and nine months ended December 31, 2003. The remaining $4 million and $9 million increases in the three and nine months ended December 31, 2003, respectively, represent the reclassification of certain expenses which should have been recorded as insurance losses and loss adjustment expenses.

Operating and administrative expenses decreased $3 million and $11 million for the three and nine months ended December 31, 2002, respectively, due to the deferral of incremental direct costs paid in connection with the acquisition of retail and vehicle lease contracts.

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Data and Restated Financial Results (Continued)
--------------------------------------------------------------

The adjustments and reclassifications addressed in the previous sections resulted in changes to certain components of net cash provided by operating activities and net cash used in investing activities included in the Consolidated Statement of Cash Flows but did not change net cash provided by financing activities and cash and cash equivalents at December 31 and March 31, 2003. The primary adjustment affecting net cash from operating activities related to the recognition of deferred subvention and acquisition fee revenue. The primary adjustments affecting net cash used in investing activities included increases in cash used to acquire finance receivables and investments in operating leases, respectively. These increases related to the cumulative deferral of incremental direct costs and fees paid or received in connection with the acquisition of retail and vehicle lease contracts and deferred subvention fee revenue.
The adjustments to the Consolidated Statement of Cash Flows for the nine months ended December 31, 2003 and 2002 are summarized below:

                                                   Nine Months Ended
                                                      December 31,
                                                    2003       2002
                                                  -------    -------
                                                 (Dollars in Millions)

Total adjustment to net income..................  $    32    $   (21)

Derivative fair value adjustment................      (19)       (10)
   Increase in depreciation and
     amortization for incremental direct costs,
     dealer participation payments, and rate
     participation payments.....................       27         17
   Recognition of deferred subvention
     and acquisition fee revenue................       98       (200)
   Foreign currency transaction loss ...........        -         69
   Change in other assets due to reduction in
     gain from sale of finance receivables for
     incremental direct costs, dealer incentive
     payments, and rate participation payments
     and reclassification of deferred subvention
     and acquisition fee revenue................      (12)       (36)
                                                  -------    -------
   Adjustment to net cash provided by operating
     activities.................................  $   126    $  (181)
                                                  =======    =======

Adjustment to acquisition of finance receivables
   for incremental direct costs, dealer
   incentive payments, and deferred subvention
   and acquisition fee revenue..................  $  (178)   $   120
Adjustment to acquisition of operating leases
   for incremental direct costs, dealer
   incentive payments, and deferred subvention
   and acquisition fee revenue..................       52         61
                                                  -------    -------
Adjustment to net cash used in investing
   activities...................................  $  (126)   $   181
                                                  =======    =======



                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Finance Receivables
----------------------------

Finance receivables, net, consisted of the following:

                                                December 31,      March 31,
                                                    2003            2003
                                                ------------    ------------
                                                   (Dollars in Millions)
                                                        (Restated)
Retail receivables........................          $ 21,013        $ 16,160
Finance leases............................             4,817           6,078
Wholesale and other dealer loans..........             6,042           5,608
                                                    --------        --------
                                                      31,872          27,846
Deferred origination costs................               105              66
Unearned income...........................            (1,044)         (1,237)
Allowance for credit losses...............              (336)           (326)
                                                    --------        --------
   Finance receivables, net ..............          $ 30,597        $ 26,349
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

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Operating Leases
----------------------------------------

Investments in operating leases, net, consisted of the following:

                                               December 31,      March 31,
                                                   2003            2003
                                               ------------    ------------
                                                  (Dollars in Millions)
                                                        (Restated)
Vehicles..................................          $ 9,736         $ 9,687
Equipment and other.......................              693             720
                                                    -------         -------
                                                     10,429          10,407
Deferred origination fees.................              (56)            (54)
Deferred income...........................              (38)            (38)
Accumulated depreciation..................           (2,508)         (2,254)
Allowance for credit losses ..............             (166)           (136)
                                                    -------         -------
Investments in operating leases, net......          $ 7,661         $ 7,925
                                                    =======         =======


Note 4 - Allowance for Credit Losses
------------------------------------

An analysis of the allowance for credit losses follows:

                                           Three Months Ended     Nine Months Ended
                                              December 31,          December 31,
                                           ------------------    ------------------
                                             2003       2002       2003       2002
                                           -------    -------    -------    -------
                                                     (Dollars in Millions)
Allowance for credit losses
   at beginning of period...............   $   544    $   417    $   526    $   283
Provision for credit losses.............        76        151        263        400
Charge-offs.............................       (88)       (98)      (264)      (227)
Recoveries..............................        17          9         43         24
Other...................................         1        (13)       (18)       (14)
                                           -------    -------    -------    -------
Allowance for credit losses
   at end of period.....................   $   550    $   466    $   550    $   466
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

The following table summarizes the net unrealized gains and losses for the items included in the Company's derivative fair value adjustment:

                                              Three months ended      Nine months ended
                                                 December 31,           December 31,
                                              ------------------     ------------------
                                               2003        2002       2003        2002
                                              ------      ------     ------      ------
                                                        (Dollars in Millions)
                                                      (Unrealized (Gain)/Loss)
                                                             (Restated)
Non-designated derivatives...............     $  (86)    $    36     $ (132)    $   428
Previously designated derivatives that no
   longer qualify as fair value hedges...          -           5         18           3
Ineffective portion of the
   Company's fair value hedges...........        (21)        (59)       (30)       (118)
                                              ------      ------     ------      ------

Derivative fair value adjustment.........     $ (107)     $  (18)    $ (144)     $  313
                                              ======      ======     ======      ======



                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Notes and Loans Payable
--------------------------------

The following table summarizes the items comprising notes and loans payable and the related weighted average interest rates:

                                  December 31,   March 31,    December 31,   March 31,
                                      2003         2003        2003 <F1>     2003 <F1>
                                   ---------     ---------     ---------     ---------
                                    (Dollars in Millions)
                                         (Restated)

Short-term debt .................  $   8,246     $   4,843         1.07%         1.36%

Long-term debt ..................     25,515        26,034         1.26%         1.43%


Fair value hedge adjustments <F2>      2,321         1,279
                                   ---------     ---------
     Notes and loans payable.....  $  36,082     $  32,156         1.22%         1.42%
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


Note 8 - Commitments and Contingencies
--------------------------------------

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


Note 8 - Commitments and Contingencies (Continued)
--------------------------------------

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


Note 8 - Commitments and Contingencies (Continued)
--------------------------------------

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

                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and Contingencies (Continued)
--------------------------------------

The Company sells discrete pools of retail finance receivables to wholly owned consolidated bankruptcy remote special purpose entities ("SPE"). TMCC makes certain representations and warranties to the SPE, and the SPE makes corresponding representations and warranties to the securitization trust, relating to receivables sold in a securitization. TMCC and the SPE may be required to repurchase any receivables in the event of a breach of a representation and warranty relating to the receivable that materially and adversely affects the interest of the SPE, or securitization trust, as applicable. In addition, TMCC, as servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer with respect to the receivable that materially and adversely affects the interest of the securitization trust or of certain extensions or modifications of a receivable as to which TMCC, as servicer, does not commit to make advances to fund reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable and accrued interest. These provisions are customary for securitization transactions. Receivables repurchased under these provisions during the nine months ended December 31, 2003 totaled $1 million.

As servicer, TMCC is required to advance certain shortfalls in obligor payments to the related securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for these advances from collections on all receivables before making other required payments. These provisions are customary for securitization transactions. Advances outstanding at December 31, 2003 totaled $16 million.

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

                                         December 31,     March 31,
                                             2003           2003
                                          ----------     ----------
                                            (Dollars in Millions)
                                                 (Restated)
Assets:

  Finance receivables with affiliate...        $  33          $   1
  Rate subvention receivable from
      affiliates.......................        $  18          $  30
  Notes receivable under
      home loan program................        $   7          $  11
  Other................................        $   -          $   6
  Deferred rate subvention income......
      Finance receivables..............        $(226)         $(189)
      Operating leases.................        $ (36)         $ (36)

Liabilities:

  Intercompany payables................        $  90          $ 116
  Other................................        $   2          $   -


                                            Three Months Ended        Nine Months Ended
                                               December 31,             December 31,
                                            ------------------       ------------------
                                              2003       2002          2003       2002
                                            -------    -------       -------    -------
                                                      (Dollars in Millions)
                                                           (Restated)
Revenues:

  Manufacturers' subvention support and
       other revenues....................     $  48      $  44         $ 142      $ 107
  Affiliate insurance premiums and
       commissions revenue...............     $  13      $   9         $  35      $  29


Expenses:

  Employee benefits expense..............     $  12      $  12         $  36      $  29
  Shared services charges and other
        amounts..........................     $  14      $  10         $  59      $  32
  Credit support fees incurred...........     $   4      $   3         $  12      $  10


                       TOYOTA MOTOR CREDIT CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Segment Information
-----------------------------

Financial results for the Company's operating segments are summarized below:

                                            December 31,        March 31,
                                            -----------       ------------
                                                2003              2003
                                              --------          --------
                                                  (Dollars in Millions)
                                                       (Restated)
Assets:

  Financing operations.................       $ 42,783          $ 38,298
  Insurance operations.................          1,104               912
  Eliminations/reclassifications.......           (208)             (209)
                                              --------          --------
    Total assets.......................       $ 43,679          $ 39,001
                                              ========          ========


                                             Three Months Ended     Nine Months Ended
                                                December 31,          December 31,
                                             ------------------    ------------------
                                               2003       2002       2003       2002
                                             -------    -------    -------    -------
                                                       (Dollars in Millions)
                                                            (Restated)

Gross revenues:

  Financing operations.................      $   987    $   925    $ 2,966    $ 2,843
  Insurance operations.................           58         48        166        144
                                             -------    -------    -------    -------
    Total gross revenues...............      $ 1,045    $   973    $ 3,132    $ 2,987
                                             =======    =======    =======    =======

Net income:

  Financing operations.................      $   215    $    39   $    466   $     20
  Insurance operations.................           13         10         35         27
                                             -------    -------    -------    -------
    Total net income...................      $   228    $    49    $   501    $    47
                                             =======    =======    =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the Explanatory Note, this Form 10-Q/A is being filed with the Securities and Exchange Commission ("SEC") to reflect the restatement of Toyota Motor Credit Corporation's Consolidated Financial Statements and amendments to related disclosures as of December 31 and March 31, 2003 and for the three and nine months ended December 31, 2003 and 2002. Accordingly, the discussion and amounts included in this MD&A have been revised to reflect these amendments.

EARNING ASSETS AND CONTRACT VOLUME

Net Earning Assets
------------------

The composition of the Company's net earning assets is summarized below:

                                            December 31,   March 31,    December 31,
                                                2003          2003          2002
                                            ------------  ------------  ------------
                                                      (Dollars in Millions)
                                                           (Restated)
Vehicle lease earning assets
 Investment in operating leases, net......     $  7,381      $  7,586      $  7,334
 Finance leases, net......................        3,910         4,939         5,354
                                               --------      --------      --------
Total vehicle lease earning assets........       11,291        12,525        12,688

Vehicle retail finance receivables, net...       20,716        15,802        15,900
Vehicle wholesale and other financing <F1>        6,753         6,409         6,016
Allowance for credit losses <F2>..........         (502)         (462)         (381)
                                               --------      --------      --------
Total net earning assets..................     $ 38,258      $ 34,274      $ 34,223
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

TMS subvened contract volume:
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


Total contract volume increased for the three and nine months ended December 31, 2003, respectively, when compared to the same periods in the prior year due to increased vehicle retail contract volume. The growth in vehicle retail contract volume during both periods was attributable to the combined effects of higher Toyota and Lexus vehicle sales, incremental volume from the increased number of wholesale dealers serviced by TMCC, and continued use of new vehicle incentive programs sponsored by TMS. In contrast, vehicle lease contract volume decreased for the three and nine months ended December 31, 2003, respectively, when compared to the same periods in the prior year. The decline in lease contract volume was due to a general shift in programs subvened by TMS from lease to retail as well as the Company's reduced emphasis on leasing, in line with industry trends.

RESULTS OF OPERATIONS
---------------------

Net income increased $179 million and $454 million for the three and nine months ended December 31, 2003, respectively, when compared to the same periods in the prior year. The increases in net income for both periods reflect reductions in total interest expense and in provision for credit losses and increases in investment and other income. The decrease in total interest expense reflects the effect of declines in short term interest rates and the positive impact of changes in market interest rates on the valuation of the Company's derivatives, partially offset by the effects of higher average outstanding balances of notes and loans payable used to finance asset growth. The decrease in provision for credit losses reflects continued improvement in the Company's overall delinquency experience. The increase in investment and other income is due to the absence of foreign currency transaction losses in the three and nine months ended December 31, 2003.
These items, and other factors influencing the Company's financial results are discussed in more depth within this MD&A section.

TOTAL FINANCING REVENUES
------------------------

Total financing revenues remained essentially level for the three and nine months ended December 31, 2003 when compared to the same periods in the prior year as a result of offsetting fluctuations in leasing and retail financing revenues. Retail financing revenues increased as a result of the continued growth in vehicle retail finance receivables, partially offset by reductions in portfolio yield. Leasing revenues declined during both periods due to reductions in portfolio yield and vehicle lease earning assets. Wholesale and other dealer financing revenues remained relatively unchanged during both periods as increases in average vehicle wholesale and other receivables outstanding were offset by reductions in portfolio yield. The decrease in portfolio yield reflects general decreases in market interest rates.
Portfolio yield on the Company's total net earning assets decreased from 6.69% for the three months ended December 31, 2002 to 6.21% for the three months ended December 31, 2003, and from 6.95% for the nine months ended December 31, 2002 to 6.12% for the nine months ended December 31, 2003. The changes in leasing and retail financing revenues are consistent with the general shift in programs sponsored by TMS from lease to retail as well as the Company's reduced emphasis on leasing, in line with industry trends. Refer to the "Earning Assets and Contract Volume" section of the MD&A for further discussion regarding earning asset changes.

DEPRECIATION ON LEASES
----------------------

Straight-line depreciation expense, recorded over the original contract life, is based upon the depreciable basis of leased vehicles ("depreciable basis"). Depreciable basis is the difference between a leased vehicle's original book value ("capitalized cost") and its contractual residual value established at lease origination. Additional depreciation expense is recorded ratably over the remaining life of the lease when the residual value at lease maturity is estimated to be less than the contractual residual value. Factors affecting the estimated residual value at lease maturity include, but are not limited to, new vehicle incentive programs, new vehicle pricing, and used vehicle supply. The evaluation of these factors involves significant assumptions, complex analysis, and management judgment. Any difference between the undepreciated value at termination and the proceeds received at sale is recorded at the time of asset disposal as depreciation expense for operating leases and as a reduction to leasing revenue for direct finance leases.

Total depreciation expense decreased $12 million or 3% for the three months ended December 31, 2003 when compared to the same period in the prior year. The decrease was comprised of a $35 million decrease in additional depreciation expense, partially offset by a $23 million increase in straight-line depreciation. The decline in additional depreciation expense resulted primarily from lower losses incurred at lease termination, attributable to lower average losses per vehicle sold ("loss severity") during the quarter, coupled with a reduction in the number of leased vehicles returned at maturity and sold at auction. In prior periods, the Company recorded additional depreciation expense in response to the continued decline in used vehicle prices. These actions were taken to bring contractual residual values in line with expected residual values at lease maturity. Additionally, the Company continued to adjust contractual residual values on new lease volume to take into account lower expected used vehicle prices. These adjustments have contributed to the increase in straight-line depreciation and the corresponding decrease in additional depreciation expense. The decline in additional depreciation was also influenced by the reclassification of residual value losses on direct finance leases from depreciation on leases to leasing revenues in the amounts of $16 million and $30 million in the three months ended December 31, 2003 and 2002, respectively.

The increase of $79 million or 7% in total depreciation expense for the nine months ended December 31, 2003 when compared to the same period in the prior year was comprised of an increase in straight-line depreciation. Increases in straight-line depreciation expense resulted from the overall increase in the depreciable basis.

Additional depreciation expense for the nine months ended December 31, 2003 when compared to the same period in the prior year remained unchanged. However, the balance was affected by offsetting factors and reclassifications. Additional depreciation decreased $9 million in the nine months ended December 31, 2003 when compared to the same period in the prior year primarily resulting from adjustments to contractual residual values at lease inception in response to expected lower end-of-term market values. The impact of these adjustments was offset by an increase in loss severity, primarily during the first quarter of fiscal 2004, experienced on units returned at maturity when compared to the same prior year period. The total $9 million decrease in additional depreciation for the nine months ended December 31, 2003 when compared with the prior year was fully offset by the reclassification of residual value losses on direct finance leases from depreciation on leases to leasing revenues in the amounts of $76 million and $85 million in the nine months ended December 31, 2003 and 2002, respectively.

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

The following table summarizes the primary components of interest expense:

                                              Three months ended      Nine months ended
                                                 December 31,           December 31,
                                              ------------------     ------------------
                                               2003        2002       2003        2002
                                              ------      ------     ------      ------
                                                        (Dollars in Millions)
                                                             (Restated)
Interest on notes and loans payable,
     including net settlements on interest
      rate swaps............................  $  195      $  208     $  558      $  633
Derivative fair value adjustment............    (107)        (18)      (144)        313
                                              ------      ------     ------      ------
Total interest expense......................  $   88      $  190     $  414      $  946
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

                                              Three months ended      Nine months ended
                                                 December 31,           December 31,
                                              ------------------     ------------------
                                               2003        2002       2003        2002
                                              ------      ------     ------      ------
                                                        (Dollars in Millions)
                                                      (Unrealized (Gain)/Loss)
                                                             (Restated)
Non-designated derivatives...............     $  (86)     $   36     $ (132)     $  428
Previously designated derivatives that no
   longer qualify as fair value hedges...          -           5         18           3
Ineffective portion of the
   Company's fair value hedges...........        (21)        (59)       (30)       (118)
                                              ------      ------     ------      ------

Derivative fair value adjustment.........     $ (107)     $  (18)    $ (144)     $  313
                                              ======      ======     ======      ======

INSURANCE PREMIUMS EARNED AND CONTRACT REVENUES
-----------------------------------------------

Insurance premiums earned and contract revenues recognized from insurance operations increased $5 million or 13% and $12 million or 11% for the three and nine months ended December 31, 2003, respectively, when compared to the same periods in the prior year due to increased contract volume and an increase in total agreements in force.

INVESTMENT AND OTHER INCOME/(LOSS)
---------------------------------

The following table summarizes the Company's investment and other income/(loss):

                                             Three Months Ended      Nine Months Ended
                                                December 31,           December 31,
                                             ------------------     ------------------
                                              2003        2002       2003        2002
                                             ------      ------     ------      ------
                                                       (Dollars in Millions)
                                                            (Restated)
Investment and servicing fee income.......   $   33      $   23     $   86      $   69
Gains from securitization of
   finance receivables....................        -          31         30          55
Loss on impairment of
   retained interests.....................        -           -          -         (11)
                                             ------      ------     ------      ------
   Investment income from securitizations.       33          54        116         113

Investment income from marketable
   securities and other income............       12           8         30          21
Foreign currency transaction losses.......        -         (78)         -         (69)
                                             ------      ------     ------      ------

   Total investment and other income/(loss)  $   45      $  (16)     $ 146      $   65
                                             ======      ======     ======      ======

For the three months ended December 31, 2003, total investment and other income increased when compared with the same period in the prior year primarily due to the absence of foreign currency transaction losses and an increase in investment income from marketable securities and other income, partially offset by a decrease in investment income from securitizations. For the nine months ended December 31, 2003, total investment and other income increased when compared with the same period in the prior year primarily due to the absence of foreign currency transaction losses and an increase in investment income from marketable securities and other income.

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

Foreign currency transaction gains and losses result from fluctuations in the value of the dollar relative to other currencies on foreign currency denominated notes payable during periods when the notes payable and the associated derivatives do not qualify for hedge accounting. In periods where hedge accounting is applied, the foreign currency transaction gains and losses on foreign currency denominated notes payable resulting from such fluctuations are recorded as a component of interest expense in the Consolidated Statement of Income together with the change in value of the associated derivatives. Refer to the "Use of Derivative Instruments" section in the 2004 Annual Report on Form 10-K, as amended, for further discussion of hedge accounting.

During the three and nine months ended December 31, 2002, certain foreign currency denominated notes payable and the associated derivatives did not qualify for hedge accounting and the Company recorded net foreign currency transaction losses of $78 million and $69 million, respectively. During the three and nine months ended December 31, 2003, all foreign currency denominated notes payable were in qualifying hedge accounting relationships and therefore all foreign currency transaction gains or losses were recorded as a component of interest expense in the Consolidated Statement of Income rather than as a component of investment and other income.

OPERATING AND ADMINISTRATIVE EXPENSES
-------------------------------------

Operating and administrative expenses increased $12 million, or 3% for the nine months ended December 31, 2003 when compared to the same period in fiscal 2003. The higher level of expense reflected increases in personnel expenses related to increased headcount and training activities, charges related to technology services provided by TMS, and losses on disposal of assets in connection with the Company's move to the new headquarters location in the TMS headquarters complex in Torrance, California.

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

The following tables provide information related to the Company's allowance for credit losses and credit loss experience:

                                           Three Months Ended     Nine Months Ended
                                              December 31,          December 31,
                                           ------------------    ------------------
                                             2003       2002       2003       2002
                                           -------    -------    -------    -------
                                                     (Dollars in Millions)
Allowance for credit losses
   at beginning of period...............   $   544    $   417    $   526    $   283
Provision for credit losses.............        76        151        263        400
Charge-offs.............................       (88)       (98)      (264)      (227)
Recoveries..............................        17          9         43         24
Other ..................................         1        (13)       (18)       (14)
                                           -------    -------    -------    -------
Allowance for credit losses
   at end of period.....................   $   550    $   466    $   550    $   466
                                           =======    =======    =======    =======


                                                        December 31,
                                                     -------------------
                                                      2003         2002
                                                     ------       ------
                                                    (Dollars in Millions)
                                                         (Restated)
Annualized net credit losses as a percentage
   of average earning assets <F1> <F2> <F3>.          0.81%        0.83%
Aggregate balances 60 or more days
   past due ................................          $ 196        $ 260
Over-60 day delinquencies as a percentage
   of gross earning assets <F1> <F2>........          0.50%        0.75%
Allowance for credit losses
   as a percentage of gross
   earning assets <F2>......................          1.41%        1.34%

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The objective of the Company's liquidity strategy is to ensure access to the capital markets, meet obligations and other commitments on a timely and cost-effective basis, and support growth in earning assets. Significant reliance is placed on the Company's ability to obtain debt and securitization funding in the capital markets. Debt issuances have generally been in the form of commercial paper and unsecured term debt. The Company does not rely on any one source of funding and may choose to reallocate its funding activities depending upon market conditions, relative costs, and other factors. Except as discussed below, management does not anticipate changes in the Company's ability to access the unsecured debt and securitization markets in the foreseeable future. The Company believes that debt and securitization funding, combined with cash provided by operating and investing activities, will provide sufficient liquidity to meet future funding requirements.

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

The Company anticipates continued use of MTNs and bonds in both the U.S. and international capital markets. To provide for the issuance of debt securities in the U.S. capital market, the Company maintains a shelf registration with the SEC under which approximately $4 billion was available for issuance at January 31, 2004. Under the Company's Euro MTN program, which provides for the issuance of debt securities in the international capital markets, the maximum aggregate principal amount authorized to be outstanding at any time is $20 billion, of which approximately $6 billion was available for issuance at January 31, 2004. The U.S. dollar and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, the Company may issue bonds in the U.S. and international capital markets that are not issued under its MTN programs. The Company intends to amend certain of its filings with the United Kingdom Listing Authority in connection with its EMTN program to reflect adjustments to its Consolidated Financial Statements as of and for the three and nine months ended December
31, 2003 and as of and for the three months ended June 30, 2004. The Company will not issue debt under its EMTN program until the amended filings are submitted to the United Kingdom Listing Authority. The Company is working to complete these filings as soon as practicable. In any event, the Company believes it has sufficient alternative sources of liquidity to fund its operations.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
------------------------------------------------------------------------

This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company's beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "believe", "anticipate", "expect", "estimate", "project", "should", "intend", "will", "may" or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: decline in demand for Toyota and Lexus products; the effect of economic conditions; the effect of the current political, economic and regulatory risk in Argentina, Mexico, Venezuela, Brazil and other Latin American and South American countries and the resulting effect on their economies and monetary and fiscal policies; a decline in the market acceptability of leasing; the effect of competitive pricing on interest margins; changes in vehicle and component pricing due to the appreciation of the Japanese yen against the U.S. dollar; the effect of governmental actions; changes in tax laws; changes in regulations that affect retail installment lending, leasing or insurance; the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing changes in vehicle returns and termination losses; the continuation of, and if continued, the level and type of special programs offered by TMS; the ability of the Company to successfully access the U.S. and international capital markets; the effects of any rating agency actions; increases in market interest rates; the implementation of new technology systems; the effectiveness of the Company's internal control or financial systems, or a failure of internal control resulting in a loss; the continuation of factors causing changes in delinquencies and credit losses; the changes in the fiscal policy of any government agency which increases sovereign risk; monetary policies exercised by the European Central Bank and other monetary authorities; increased costs associated with the Company's debt funding; the effect of any military action by or against the U.S., as well as any future terrorist attacks, including any resulting effects on general economic conditions, consumer confidence and general market liquidity; with respect to the effects of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company's evaluation of the possible liability from existing litigation; losses resulting from default by any dealers to which the Company has a significant credit exposure; with respect to financial reporting disclosure matters, the discovery of facts not presently known to the Company or management that may be discovered in connection with its ongoing review of internal controls over financial reporting; default by any counterparty to a derivative contract; and performance under any guaranty or comfort letter issued by the Company. The risks included here are not exhaustive. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor to assess the impact such risk factors might have on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. The Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

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

Review by Independent Accountants

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and nine-month periods ended December 31, 2003 and 2002, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 13, 2004, except for Note 1 which is dated as of December 16, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

ITEM 4.     CONTROLS AND PROCEDURES

The following has been amended to reflect the restatement of the Company's consolidated financial statements as discussed further in the Explanatory Note and in Note 1 of the Notes to Consolidated Financial Statements.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company's management including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
In October 2004, the Company announced that as part of its ongoing review of accounting policies and in connection with its planned implementation of new transaction systems, management determined that the Company's accounting methodology and the structure and design of certain financial systems relating primarily to the capitalization and amortization of incremental direct costs and fees were not in compliance with Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases".
Incremental direct costs and incentive and rate participation payments made to vehicle dealers were expensed when incurred rather than capitalized and amortized over the life of the related contracts. The majority of these costs and fees consisted of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. In addition, other incentives in the form of rate participation payments made to vehicle dealers were deferred and amortized using a method that was inconsistent with the revenue recognition method of the underlying contracts. This resulted in a cumulative understatement of net financing and other revenues and overstatement of operating and administrative expenses, resulting in a cumulative understatement of net income, as well as a cumulative understatement of finance receivables, net, investments in operating leases, net, deferred income taxes, and retained earnings. As a result, the Company determined that certain adjustments were necessary to the Company's Consolidated Financial Statements as of March 31, 2004 and 2003 and for each of the fiscal years in the three-year period ended March 31, 2004 and the three months ended June 2004. After making this determination, the Company conducted a further review of its policies and determined that additional adjustments and reclassifications to the Consolidated Financial Statements were necessary.
These additional adjustments are required to correct the accounting treatment of notes payable during periods when the notes payable and the related derivatives did not qualify for hedge accounting. The Company did not properly record foreign currency transaction gains or losses for certain notes payable during these periods and did not properly determine the calculation of additional basis adjustments once the hedge was re-established on the notes payable. These adjustments are reflected as a cumulative decrease in interest expense and investment and other income related to foreign currency transactions resulting in a cumulative decrease in net income in the Consolidated Statements of Income as well as a cumulative increase in notes and loans payable and a decrease in deferred income taxes and retained earnings in the Consolidated Balance Sheets.
Additionally, the reclassifications primarily related to unearned income that was reclassified to finance receivables, net, and investments in operating leases, net, that had been previously misclassified in deferred income. The Company also recorded other adjustments that were previously not deemed material.

The combined results of all adjustments and reclassifications described above is a cumulative increase in net financing revenues and net income and a decrease in investment and other income, interest expense and operating and administrative expenses in the Consolidated Statements of Income, as well as a decrease in finance receivables, net, investments in operating leases, net, and other liabilities, and an increase in notes and loans payable, deferred income taxes and retained earnings in the Consolidated Balance Sheets. The impact of these adjustments and reclassifications in any particular quarterly or annual period may vary from the cumulative impact described above. The adjustments to the Consolidated Financial Statements resulted in differences in the timing of revenue recognition, but did not materially affect previously reported cash flows.
These adjustments and reclassifications are reflected in this amended Quarterly Report on Form 10-Q/A for the period ended December 31, 2003. In addition, the Company has filed amendments to its Annual Report on Form 10-K for the period ended March 31, 2004 and its Quarterly Report on Form 10-Q for the period ended June 30, 2004 that include restated financial statements and amendments to related disclosures for the fiscal periods covered by those reports. The Company also restated, by means of a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, its consolidated financial statements for the three and six months ended September 30, 2003.
In light of the restatement, the Company believes that a material weakness existed in its internal controls related to the financial reporting for acquired retail and vehicle lease contracts. This weakness related to the design and review of revenue recognition policies, particularly in the areas of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts and incentive and rate participation payments made to vehicle dealers, in the policies and procedures necessary to ensure accurate measurement and recording of amounts over the life of the contracts and in the structure and design of related financial information systems. In addition, the Company believes that a material weakness existed in its internal controls related to the financial reporting of foreign currency transaction adjustments and in the monitoring of hedging activities. This weakness related to the application of accounting policies related to the accounting for foreign currency transaction gains and losses on debt instruments that no longer qualified for hedge accounting.

The Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") evaluated the effectiveness of the Company's disclosure controls and procedures in place as of the end of the period covered by this quarterly report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the CEO and CFO have concluded that the disclosure controls and procedures did not provide reasonable assurance of effectiveness as of that period because of the material weaknesses identified above.

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

- The Company is currently developing new financial models for calculating incremental direct cost and fee amortization and reviewing existing systems to confirm that proper calculations are used. The Company anticipates finalizing its financial models by the end of calendar year 2004 and completing its systems review by the end of fiscal year 2005.

- The Company is reviewing its accounting policies for debt instruments where the debt did not qualify for hedge accounting and anticipates completing its review and updating its policies by the end of calendar year 2004.

- The Company has hired a new Corporate Manager and Chief Accounting
  Officer and is in the process of filling two management positions dedicated to the development, documentation, and proper application of accounting policies, including accounting for deferred fees and costs, derivatives, and foreign currency transaction gains and losses. The Company anticipates filling these two positions by the end of fiscal year 2005.

- The accounting policies group in conjunction with the marketing group will review new marketing and related programs. The Company anticipates that the marketing program review process will be implemented by the end of calendar year 2004.

- The Company will also review other existing accounting policies, and develop appropriate supporting documentation to ensure that generally accepted accounting principles are applied appropriately. The Company anticipates completing its accounting policies review by the end of the fiscal year.

The Company is currently in the process of reviewing and formalizing the consolidated enterprise's internal controls and procedures for financial reporting in accordance with the SEC's rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Changes have been and will be made to the Company's internal controls over financial reporting as a result of these efforts.
There was no change in the Company's internal control over financial reporting identified in connection with the disclosure controls and procedures evaluation referred to above during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. However, subsequent to December 31, 2003 and prior to the filing of this Form 10-Q/A, the Company began implementing changes to its internal controls, as described above, to correct the material weaknesses identified above. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis, and will take further action as appropriate.

                        PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

          The exhibits listed on the accompanying Exhibit Index, on page 49, are filed as part of this report.

          (b)   Reports on Form 8-K

          The following reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2003:

          Date of Report          Items Reported
          -----------------       ---------------------
          December 2, 2003       Item 7. Financial Statements, Pro Forma
                                 Financial Information and Exhibits.


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


                                             TOYOTA MOTOR CREDIT CORPORATION
                                             -------------------------------
                                                      (Registrant)



Date:   December 16, 2004                  By     /S/ GEORGE E. BORST
                                             -------------------------------
                                                      George E. Borst
                                                       President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)


Date:   December 16, 2004                  By     /S/ JOHN F. STILLO
                                             -------------------------------
                                                      John F. Stillo
                                                    Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)

                                EXHIBIT INDEX


Exhibit                                                              Method
Number                           Description                        of Filing
-------                          -----------                        ---------
 3.1(a)      Articles of Incorporation filed with the
             California Secretary of State on October 4, 1982        (1)

 3.1(b)      Certificate of Amendment of Articles of
             Incorporation filed with the California Secretary
             of State on January 24, 1984                            (1)

 3.1(c)      Certificate of Amendment of Articles of
             Incorporation filed with the California Secretary
             of State on January 25, 1985                            (1)

 3.1(d)      Certificate of Amendment of Articles of
             Incorporation filed with the California Secretary
             of State on September 6, 1985                           (1)

 3.1(e)      Certificate of Amendment of Articles of
             Incorporation filed with the California Secretary
             of State on February 28, 1986                           (1)

 3.1(f)      Certificate of Amendment of Articles of
             Incorporation filed with the California Secretary
             of State on December 3, 1986                            (1)

 3.1(g)      Certificate of Amendment of Articles of
             Incorporation filed with the California Secretary
             of State on March 9, 1987                               (1)

 3.1(h)      Certificate of Amendment of Articles of
             Incorporation filed with the California Secretary
             of State on December 20, 1989                           (2)

   3.2       Bylaws as amended through December 8, 2000              (3)


  12.1       Calculation of Ratio of Earnings to Fixed Charges       Filed
                                                                    Herewith

  15.1       Report of Independent Registered Public Accounting      Filed
             Firm                                                   Herewith


  15.2       Letter regarding unaudited interim financial            Filed
             information                                            Herewith






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

                                EXHIBIT INDEX


Exhibit                                                              Method
Number                           Description                        of Filing
-------                          -----------                        ---------

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