Form 10-Q/A
period 2004-06-30
TOYOTA MOTOR CREDIT CORP
filed 2004-12-16
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend the Toyota Motor Credit Corporation (the “Company”) Quarterly Report on Form 10-Q/A for the period ended June 30, 2004 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of June 30 and March 31, 2004 and for the three months ended June 30, 2004 and 2003. The restatement arose from management’s determination that the Company’s accounting methodology and the structure and design of certain financial systems relating primarily to the capitalization and amortization of incremental direct costs and fees were not in compliance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS 91”), and that certain adjustments are necessary to the Company’s Consolidated Financial Statements. Incremental direct costs and incentive payments made to vehicle dealers were expensed when incurred rather than capitalized and amortized over the life of the related contracts. The majority of these costs and fees consisted of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. In addition, other incentives in the form of rate participation payments made to vehicle dealers were deferred and amortized using a method that was inconsistent with the revenue recognition method of the underlying contracts. During the course of its review, the Company determined that additional adjustments and reclassifications to previously reported results were required.

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

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 16, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Financial Statements
•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I – Item 4 – Controls and Procedures; and
•	Part II – Item 7 – Exhibits and Reports on Form 8-K

In addition, the Company’s Form 10-Q for the period ended September 30, 2004 dated November 22, 2004, the Form 8-K dated September 29, 2004 and the Form 8-K dated October 11, 2004 are hereby incorporated by reference.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in Millions)

(Restated)

	June 30, 2004	March 31, 2004

	(Unaudited)
ASSETS

Cash and cash equivalents	$868	$818
Investments in marketable securities	983	1,125
Finance receivables, net	33,651	32,337
Investments in operating leases, net	7,769	7,590
Other assets	2,415	2,764

Total Assets	$45,686	$44,634

LIABILITIES AND SHAREHOLDER’S EQUITY

Notes and loans payable	$37,722	$36,854
Other liabilities	1,998	1,992
Deferred income taxes	2,230	2,225

Total Liabilities	41,950	41,071

Commitments and Contingencies (See Note 8)

Shareholder’s Equity:
Capital stock, $l0,000 par value (100,000 shares authorized;
issued and outstanding 91,500)	915	915
Retained earnings	2,779	2,604
Accumulated other comprehensive income	42	44

Total Shareholder’s Equity	3,736	3,563

Total Liabilities and Shareholder’s Equity	$45,686	$44,634

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in Millions)

(Unaudited)

(Restated)

	Three Months Ended June 30,
	2004	2003
Financing Revenues:
Leasing	$562	$584
Retail financing	348	304
Wholesale and other dealer financing	56	52

Total financing revenues	966	940

Depreciation on leases	389	420
Interest expense	111	235

Net financing revenues	466	285

Insurance premiums earned and contract revenues	49	42
Investment and other income	29	36

Net financing revenues and other revenues	544	363

Expenses:
Operating and administrative	141	132
Provision for credit losses	46	109
Insurance losses and loss adjustment expenses	31	27

Total expenses	218	268

Income before provision for income taxes	326	95
Provision for income taxes	128	38

Net Income	$198	$57

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(Dollars in Millions)

(Unaudited)

(Restated)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
BALANCE AT MARCH 31, 2003	$915	$1,963	$17	$2,895

Net income for the three months ended
June 30, 2003	—	57	—	57
Change in net unrealized gain on
available-for-sale marketable securities	—	—	23	23

Total comprehensive income	—	57	23	80

BALANCE AT JUNE 30, 2003	$915	$2,020	$40	$2,975

BALANCE AT MARCH 31, 2004	$915	$2,604	$44	$3,563

Net income for the three months ended June 30, 2004	—	198	—	198
Change in net unrealized gain on
available-for-sale marketable securities	—	—	(8)	(8)

Total comprehensive income	—	198	(8)	190

Distribution of net assets to TFSA	—	(23)	6	(17)

BALANCE AT JUNE 30, 2004	$915	$2,779	$42	$3,736

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Millions)

(Unaudited)

(Restated)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$198	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Derivative fair value adjustments	(79)	42
Depreciation and amortization	500	466
Recognition of deferred income	(67)	(60)
Provision for credit losses	46	109
Decrease in other assets	32	126
Increase in other liabilities	108	81

Total adjustments	540	764

Net cash provided by operating activities	738	821

Cash flows from investing activities:
Purchase of investments in marketable securities	(180)	(222)
Disposition of investments in marketable securities	225	466
Acquisition of finance receivables	(13,031)	(11,737)
Collection of finance receivables	11,548	9,842
Acquisition of investments in operating leases	(1,060)	(749)
Disposals of investments in operating leases	544	442

Net cash used in investing activities	(1,954)	(1,958)

Cash flows from financing activities:
Proceeds from issuance of notes and loans payable	2,201	1,141
Payments on notes and loans payable	(1,226)	(2,086)
Net change in commercial paper	305	1,837
Distribution of net assets to TFSA	(14)	—

Net cash provided by financing activities	1,266	892

Net increase (decrease) in cash and cash equivalents	50	(245)

Cash and cash equivalents at the beginning of the period	818	980
Cash and cash equivalents at the end of the period	$868	$735

Supplemental disclosures:
Interest paid	$163	$171
Income taxes paid	$8	$32
Non-cash investing and financing activities in connection with the distribution of net assets to TFSA:
Decrease in assets	$133	—
Decrease in liabilities	$130	—

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

As discussed below, Toyota Motor Credit Corporation filed an amendment to its 2004 Annual Report on Form 10-K with the Securities and Exchange Commission on December 8, 2004. These financial statements should be read in conjunction with the consolidated financial statements, significant accounting policies, and other notes to the consolidated financial statements included in its 2004 Annual Report on Form 10-K, as amended. References herein to “TMCC” denote Toyota Motor Credit Corporation and references herein to “the Company” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Data and Restated Financial Results (Continued)

Restatement

In October 2004, the Company announced that as part of its ongoing review of accounting policies and in connection with its planned implementation of new transaction systems, management determined that the Company’s accounting methodology and the structure and design of certain financial systems relating primarily to the capitalization and amortization of incremental direct costs and fees were not in compliance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. Incremental direct costs and incentive payments made to vehicle dealers were expensed when incurred rather than capitalized and amortized over the life of the related contracts. The majority of these costs and fees consisted of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. In addition, other incentives in the form of rate participation payments made to vehicle dealers were deferred and amortized using a method that was inconsistent with the revenue recognition method of the underlying contracts. This resulted in a cumulative understatement of net financing and other revenues and overstatement of operating and administrative expenses, resulting in a cumulative understatement of net income, as well as a cumulative understatement of finance receivables, net, investments in operating leases, net, deferred income taxes, and retained earnings. As a result, the Company determined that certain adjustments were necessary to the Company’s Consolidated Financial Statements as of March 31, 2004 and 2003 and for each of the fiscal years in the three-year period ended March 31, 2004, and the three months ended June 30, 2004. After making this determination, the Company conducted a further review of its policies and determined that additional adjustments and reclassifications to the Consolidated Financial Statements were necessary.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Data and Restated Financial Results (Continued)

These Consolidated Financial Statements included in this Form 10-Q/A have been restated to reflect the above adjustments and reclassifications. This amended Form 10-Q/A also includes amendments to related disclosures for the fiscal periods covered by this report. In addition, the Company is filing an amendment to its Quarterly Report on Form 10-Q for the period ended December 31, 2003 concurrently with this Form 10-Q/A, and has filed an amendment to its Annual Report on Form 10-K for the fiscal year ended March 31, 2004 that include restated financial statements and amendments to related disclosures for the fiscal periods covered by those reports, including selected financial data for the fiscal years ended September 30, 1999 and 2000 and the six months ended March 31, 2001 and selected quarterly financial data for each of the four quarters in fiscal years ended March 31, 2004 and 2003.

The adjustments to net income for the three months ended June 30, 2004 and 2003 are summarized below:

	Three Months Ended June 30,
	2004	2003

	(Dollars in millions)
Net income, as previously reported	$190	$50
Adjustments (pre-tax):
Dealer incentive payments	6	7
Rate participation payments	2	7
Incremental direct costs	1	1
Fair value hedge adjustment	5	(8)
Other adjustments	(1)	5

Total adjustments (pre-tax)	13	12

Tax effect of restatement adjustments	(5)	(5)
Total net adjustments	8	7

Net income, as restated	$198	$57

The amounts shown above for dealer incentive payments, rate participation payments and incremental direct costs represent the substantial portion of the net adjustments related to the acquisition of retail and vehicle lease contracts for the periods presented. The fair value hedge adjustment represents additional ineffectiveness recognized on certain foreign currency denominated notes payable. The other adjustments primarily relate to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Data and Restated Financial Results (Continued)

The Consolidated Balance Sheets as of June 30 and March 31, 2004 included in this Form 10-Q/A have been restated to include the effects of the adjustments and reclassifications as follows:

	June 30, 2004		March 31, 2004
	As previously reported	As restated	As previously reported	As restated
	(Dollars in millions)
ASSETS

Cash and cash equivalents	$868	$868	$818	$818
Investments in marketable securities	983	983	1,125	1,125
Finance receivables, net	33,785	33,651	32,460	32,337
Investments in operating leases, net	7,869	7,769	7,685	7,590
Other assets	2,414	2,415	2,766	2,764

Total Assets	$45,919	$45,686	$44,854	$44,634

LIABILITIES AND SHAREHOLDER’S EQUITY

Notes and loans payable	$37,692	$37,722	$36,822	$36,854
Other liabilities	2,394	1,998	2,363	1,992
Deferred income taxes	2,177	2,230	2,178	2,225

Total Liabilities	42,263	41,950	41,363	41,071

Shareholder’s Equity:
Capital stock, $l0,000 par value (100,000
shares authorized; issued and
outstanding 91,500 in 2004 and 2003)	915	915	915	915
Retained earnings	2,698	2,779	2,531	2,604
Accumulated other comprehensive income	43	42	45	44

Total Shareholder’s Equity	3,656	3,736	3,491	3,563

Total Liabilities and Shareholder’s Equity	$45,919	$45,686	$44,854	$44,634

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Data and Restated Financial Results (Continued)

As of June 30, 2004

Finance receivables, net, and investments in operating leases, net, were impacted by the cumulative deferral of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. The impact of these items was an increase to finance receivables, net, and investments in operating leases, net, of $156 million and $10 million, respectively. Finance receivables, net, and investments in operating leases, net, were also impacted by the reclassification of deferred subvention and acquisition fee revenue of approximately $290 million and $110 million, respectively, that was previously classified as other liabilities. The net effect of these adjustments and reclassifications was an overall decrease in finance receivables, net, and investments in operating leases, net, of $134 million and $100 million, respectively.

Notes and loans payable increased $30 million. This increase resulted from the cumulative impact of a $62 million foreign currency transaction loss on foreign currency denominated notes payable during periods when the notes payable and the related derivatives did not qualify for hedge accounting, a $37 million reversal of improperly recorded fair value losses and a $5 million loss related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective.

Other liabilities decreased $396 million primarily as a result of the $400 million reclassification of deferred subvention and acquisition fee revenue from other liabilities to finance receivables, net, and investments in operating leases, net, noted above, partially offset by a $4 million adjustment related to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Data and Restated Financial Results (Continued)

As of March 31, 2004

Finance receivables, net, and investments in operating leases, net, were impacted by the cumulative deferral of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. The impact of these items was an increase to finance receivables, net, and investments in operating leases, net, of $147 million and $10 million, respectively. Finance receivables, net, and investments in operating leases, net, were also impacted by the reclassification of deferred subvention and acquisition fee revenue of approximately $270 million and $105 million, respectively, that was previously classified as other liabilities. The net effect of these adjustments and reclassifications was an overall decrease in finance receivables, net, and investments in operating leases, net, of $123 million and $95 million, respectively.

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

Other liabilities decreased $371 million primarily as a result of the $375 million reclassification of deferred subvention and acquisition fee revenue from other liabilities to finance receivables, net, and investments in operating leases, net, noted above, partially offset by a $4 million adjustment related to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Data and Restated Financial Results (Continued)

The Consolidated Statements of Income for the three months ended June 30, 2004 and 2003 included in this Form 10-Q/A have been restated to include the effects of the adjustments and reclassifications as follows:

	Three Months Ended June 30,
	2004		2003

	As previously reported	As restated	As previously reported	As restated

	(Dollars in millions)
Financing revenues:
Leasing	$563	$562	$584	$584
Retail financing	341	348	290	304
Wholesale and other dealer financing	53	56	49	52

Total financing revenues	957	966	923	940

Depreciation on leases	389	389	420	420
Interest expense	115	111	231	235

Net financing revenues	453	466	272	285

Insurance premiums earned and contract revenues	53	49	45	42
Investment and other income	29	29	36	36

Net financing and other revenues	535	544	353	363

Expenses:
Operating and administrative	145	141	134	132
Provision for credit losses	46	46	109	109
Insurance losses and loss adjustment
expenses	31	31	27	27

Total expenses	222	218	270	268

Income before provision for income taxes	313	326	83	95
Provision for income taxes	123	128	33	38

Net income	$190	$198	$50	$57

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Data and Restated Financial Results (Continued)

Leasing revenues decreased $1 million for the quarter ended June 30, 2004 due to the deferral and amortization of incremental direct costs and fees paid or received in connection with the acquisition of lease contracts, and incentive and rate participation payments made to vehicle dealers. Leasing revenues remained unchanged for the quarter ended June 30, 2003. Retail financing revenues increased $7 million and $14 million for the quarters ended June 30, 2004 and 2003, respectively. These increases were due to the net deferral and amortization of incremental direct costs and fees paid or received in connection with the acquisition of retail financing contracts, and incentive and rate participation payments made to vehicle dealers. Wholesale and other dealer financing revenues increased $3 million for both quarters ended June 30, 2004 and 2003, respectively, and insurance premiums earned and contract revenues decreased $4 million and $3 million for the quarters ended June 30, 2004 and 2003, respectively, primarily due to the reclassification of insurance premiums on wholesale lines which should have been eliminated in consolidation.

Interest expense decreased $4 million and increased $4 million for the quarters ended June 30, 2004 and 2003, respectively. The decrease in the quarter ended June 30, 2004 resulted from the net effect of a $7 million reversal of improperly recorded fair value losses and a $2 million loss related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective. The offsetting $1 million increase primarily relates to items that were deemed not material in prior periods but have been recorded in connection with this restatement. The increase in the quarter ended June 30, 2003 resulted from the net effect of a $7 million reversal of improperly recorded fair value gains and a $1 million loss related to additional basis adjustments associated with the re-establishment of hedge relationships that were previously ineffective. The offsetting $4 million decrease primarily relates to items that were deemed not material in prior periods but have been recorded in connection with this restatement.

Operating and administrative expenses decreased $4 million and $2 million for the quarters ended June 30, 2004 and 2003, respectively, due to the deferral of incremental direct costs paid in connection with the acquisition of retail and vehicle lease contracts.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Data and Restated Financial Results (Continued)

The adjustments and reclassifications addressed in the previous sections resulted in changes to certain components of net cash provided by operating activities and net cash used in investing activities included in the Consolidated Statement of Cash Flows but did not change net cash provided by financing activities and cash and cash equivalents at June 30 and March 31, 2004. The primary adjustment affecting net cash from operating activities related to the recognition of deferred subvention and acquisition fee revenue. The primary adjustments affecting net cash used in investing activities included increases in cash used to acquire finance receivables and investments in operating leases, respectively. These increases related to the cumulative deferral of incremental direct costs and fees paid or received in connection with the acquisition of retail and vehicle lease contracts and deferred subvention fee revenue.

The adjustments to the Consolidated Statement of Cash Flows for the three months ended June 30, 2004 and 2003 are summarized below:

	Three Months Ended June 30,
	2004	2003
	(Dollars in millions)

Total adjustment to net income	$(8)	$(7)

Derivative fair value adjustment	4	(4)
Increase in depreciation and amortization for incremental direct costs, dealer participation payments, and rate participation
payments	(15)	(8)
Recognition of deferred subvention and acquisition fee revenue	67	60
Change in other assets due to reduction in gain from sale of finance receivables for incremental direct costs, dealer
incentive payments, and rate participation payments and
reclassification of deferred subvention and acquisition fee
revenue	25	27

Adjustment to net cash provided by operating activities	$73	$68

Adjustment to acquisition of finance receivables for incremental direct costs, dealer incentive payments, and deferred subvention and
acquisition fee revenue	$(48)	$(48)
Adjustment to acquisition of operating leases for incremental direct costs, dealer incentive payments, and deferred subvention and
acquisition fee revenue	(25)	(20)

Adjustment to net cash used in investing activities	$(73)	$(68)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Finance Receivables

Finance receivables, net, consisted of the following:

	June 30, 2004	March 31, 2004
	(Dollars in millions) (Restated)
Retail receivables	$24,504	$22,693
Finance leases	3,710	4,325
Wholesale and other dealer loans	6,643	6,571

	34,857	33,589
Deferred origination costs	129	117
Unearned income	(910)	(987)
Allowance for credit losses	(425)	(382)

Finance receivables, net	$33,651	$32,337

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

As part of management’s quarterly evaluation, the allowance for credit losses related to the Company’s retail and wholesale and other dealer loan portfolios was adjusted to reflect changes in estimated credit losses. These adjustments were recorded to reflect the growth in these portfolios and the increased level of non-Toyota/Lexus dealers receiving wholesale and other dealer financing.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Operating Leases

Investments in operating leases, net, consisted of the following:

	June 30, 2004	March 31, 2004
	(Dollars in millions) (Restated)
Vehicles	$9,841	$9,700
Equipment and other	712	688

	10,553	10,388
Deferred origination fees	(60)	(57)
Deferred income	(40)	(38)
Accumulated depreciation	(2,597)	(2,565)
Allowance for credit losses	(87)	(138)

Investments in operating leases, net	$7,769	$7,590

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

Note 4 – Allowance for Credit Losses

An analysis of the allowance for credit losses follows:

	Three Months Ended June 30,
	2004	2003
	(Dollars in millions)
Allowance for credit losses at beginning of period	$520	$462
Provision for credit losses	46	109
Charge-offs	(69)	(80)
Recoveries	18	11
Other	(3)	—

Allowance for credit losses at end of period	$512	$502

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Derivatives and Hedging Activities

The following table summarizes the net unrealized gains and losses included in the Company’s derivative fair value adjustment, which is included in interest expense.

	Three Months Ended June 30,
	2004	2003
	(Dollars in millions) Unrealized Loss/(Gain) (Restated)
Ineffectiveness related to designated hedges	$30	$6
Amortization of de-designated hedges	(51)	—
Currency basis swaps(1)	(25)	—
Non-designated hedges
Interest rate swaps	(25)	18
Interest rate caps	(7)	19
Other	(1)	(1)

Derivative fair value adjustment	$(79)	$42

(1)          Currency basis swaps used in combination with interest rate swaps to convert U.S. dollar debt to U.S. dollar denominated payments are not eligible for hedge accounting.

Note 6 – Notes and Loans Payable

Notes and loans payable and the related weighted average interest rates are summarized as follows:

			Wtd. Avg. Int. Rates(1)
	June 30, 2004	March 31, 2004	June 30, 2004	March 31, 2004
	(Dollars in millions) (Restated)
Commercial paper	$8,400	$8,094	1.13%	1.05%
Notes and loans payable	27,642	26,787	1.47%	1.32%
Fair value hedge adjustments(2)	1,680	1,973

Notes and loans payable	$37,722	$36,854	1.38%	1.26%

(1)

Includes the effect of certain interest rate swap agreements and cross currency interest rate swap agreements. Rates represent the weighted average interest on the outstanding debt portfolio as of the date presented.

(2)	Adjusts debt in designated hedge relationships to fair market value.

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

Note 7 – Liquidity Facilities and Letters of Credit

The following table summarizes the Company’s committed and uncommitted facilities:

	Committed		Uncommitted		Unused Facilities
	June 30, 2004	March 31, 2004	June 30, 2004	March 31, 2004	June 30, 2004	March 31, 2004
	(Dollars in millions)
364-day syndicated bank credit
facilities	$4,000	$4,000	$—	$—	$4,000	$4,000

5-year syndicated bank credit
facility – TMCC	1,400	1,400	—	—	1,400	1,400

Letters of credit facilities	—	—	55	55	53	53

Total facilities	$5,400	$5,400	$55	$55	$5,453	$5,453

The 364-day syndicated bank credit facilities consist of $3.6 billion and $0.4 billion for TMCC and Toyota Credit de Puerto Rico Corp. (“TCPR”), respectively at June 30, 2004 and March 31, 2004.

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

In addition, the $90 million commitment to Toyota de Puerto Rico Corp., a subsidiary of Toyota Motor Sales, USA Inc. (“TMS”) discussed in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2004 is included in the table above under credit facilities with vehicle and industrial equipment dealers and affiliates. Any loans outstanding under this revolving line of credit are not guaranteed by TMS and are unsecured. In April 2004, TMCC entered into a reciprocal credit agreement with TFSA which allows each company to borrow up to $100 million from the other at a daily market interest rate, generally the federal funds rate, determined on the date of each advance, with no stated maturity date. This commitment is included in the table above under “Credit facilities with vehicle and industrial equipment dealers and affiliates”. Of the total credit facilities available to equipment dealers and affiliates, $2.3 billion is outstanding at June 30, 2004.

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

At June 30, 2004, minimum future commitments under lease agreements to which the Company is a lessee are as follows: fiscal years ending 2005 – $20 million; 2006 – $18 million; 2007 – $16 million; 2008 – $11 million; 2009 – $9 million; and thereafter – $56 million.

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

As described in Note 19 – Subsequent Events in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2004, following the transfer of the Company’s interests in TSM, TSV, and BTB to TFSA, TMCC continues to guarantee $30 million of certain credit facilities of BTB, as discussed further below. During the quarter ended June 30, 2004, the Company reduced the maximum amount guaranteed of TSV debt from $35 million to $5 million, as discussed further below.

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

Receivable Repurchase Obligations

The Company sells discrete pools of retail finance receivables to wholly owned consolidated bankruptcy remote special purpose entities (“SPE”). TMCC makes certain representations and warranties to the SPE, and the SPE makes corresponding representations and warranties to the securitization trust, relating to receivables sold in a securitization. TMCC and the SPE may be required to repurchase any receivables in the event of a breach of a representation and warranty relating to the receivable that materially and adversely affects the interest of the SPE, or securitization trust, as applicable. In addition, TMCC, as servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer with respect to the receivable that materially and adversely affects the interest of the securitization trust or of certain extensions or modifications of a receivable as to which TMCC, as servicer, does not commit to make advances to fund reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable and accrued interest. These provisions are customary for securitization transactions. No receivables were repurchased under these provisions during the quarter ended June 30, 2004.

Advancing Requirements

As servicer, TMCC is required to advance certain shortfalls in obligor payments to the related securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for these advances from collections on all receivables before making other required payments. These provisions are customary for securitization transactions. Advances outstanding at June 30, 2004 totaled $10 million.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions

As of June 30, 2004, there have been no material changes to the related party agreements or relationships as described in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2004, except for the reciprocal credit agreement with TFSA described in Note 7. The tables below summarize amounts included in the Company’s consolidated balance sheets and statements of income for the fiscal periods presented under various related party agreements or relationships:

	June 30, 2004	March 31, 2004
	(Dollars in millions) (Restated)
Assets:
Rate subvention receivable from affiliates	$34	$24
Finance receivables with affiliates	$21	$25
Notes receivable under home loan program	$7	$7
Intercompany receivables	$2	$1
Deferred rate subvention income
Finance receivables	($ 259)	($ 252)
Operating leases	($ 38)	($ 21)

Liabilities:
Intercompany payables	$85	$95

Shareholder’s Equity:
Reduction of retained earnings for distribution of net
assets to TFSA	$23	$—

	Three Months Ended June 30,
	2004	2003
	(Dollars in millions) (Restated)
Revenues:
Manufacturer’ subvention support and other revenues	$52	$46
Affiliate insurance premiums and commissions revenue	$15	$11

Expenses:
Shared services charges and other amounts	$21	$23
Employee benefits expense	$14	$12
Credit support fees incurred	$4	$5

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Segment Information

Financial results for the Company’s operating segments are summarized below:

	June 30, 2004	March 31, 2004
	(Dollars in millions) (Restated)
Assets:
Financing operations	$44,739	$43,728
Insurance operations	1,191	1,137
Eliminations/reclassifications	(244)	(231)

Total assets	$45,686	$44,634

	Three Months Ended June 30,
	2004	2003
	(Dollars in millions) (Restated)
Gross revenues:
Financing operations	$988	$964
Insurance operations	65	62
Eliminations/reclassifications	(9)	(8)

Total gross revenues	$1,044	$1,018

Net income:
Financing operations	$187	$46
Insurance operations	11	11

Net income	$198	$57

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As discussed in the Explanatory Note, this Form 10-Q/A is being filed with the Securities and Exchange Commission (“SEC”) to reflect the restatement of Toyota Motor Credit Corporation’s Consolidated Financial Statements and amendments to related disclosures as of June 30 and March 31, 2004 and for the three months ended June 30, 2004 and 2003. Accordingly, the discussion and amounts included in this MD&A have been revised to reflect these amendments.

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

Refer to the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2004 for a more complete description of the Company’s business, including a description of sources of revenue, performance measures, and competitors.

Operating Summary

The Company reported net income of $198 million during the quarter ended June 30, 2004, compared with net income of $57 million for the same period in the prior year. Financial results for the quarter ended June 30, 2004 were influenced by a number of factors including continued improvement in the Company’s credit loss experience, and reduced funding costs, including a positive adjustment to the fair value of the Company’s derivative instruments. The volume of new contracts purchased primarily from Toyota and Lexus vehicle dealers remained relatively constant at 246,000 and 247,000 contracts during the quarters ended June 30, 2004 and 2003, respectively. The Company experienced a decrease in its consumer retail and lease finance market share of Toyota and Lexus vehicles, excluding fleet sales and sales of an independent distributor, from 47.9% for the quarter ended June 30, 2003 to 43.9% for the quarter ended June 30, 2004. While contract volume remained level and overall market share declined, earning assets continued to increase due to new vehicle contract volume exceeding liquidations during the quarter ended June 30, 2004, as well as the cumulative effect of a reduction in securitization activity during the last fiscal year. In addition, the amount of wholesale and other dealer loans outstanding at June 30, 2004 has increased substantially when compared to June 30, 2003 primarily due to the increase in the number of vehicle dealers receiving vehicle wholesale financing.

During the quarter ended June 30, 2004, financing revenues increased $26 million or 3% to $966 million when compared to the same period in the prior year due to the increase in earning assets, partially offset by a general decline in the earnings rate, or portfolio yield, of the Company’s earning assets portfolio. The decline in the earnings rate resulted from declines in market interest rates and the level of competitive pricing pressure.

The Company continued to benefit from low short-term interest rates as a portion of its funding is based upon LIBOR. Additionally, the recent rise in two and three-year swap rates in the past few quarters resulted in favorable mark-to-market adjustments on the Company’s derivative portfolio. The combination of these two factors contributed to a $124 million or 53% reduction in overall interest expense for the quarter ended June 30, 2004 when compared to the same period in the prior year.

Overall, the Company increased its capital position by $0.2 billion bringing total equity to $3.7 billion at June 30, 2004. The Company’s debt-to-equity position improved from 10.3 to 10.1 at March 31, 2004 and June 30, 2004, respectively. Additionally, reserves as a percentage of gross earning assets declined from 1.38% at June 30, 2003 to 1.22% at June 30, 2004, reflecting the improvement in overall portfolio credit quality.

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

FINANCIAL CONDITION

Net Earning Assets

The composition of the Company’s net earning assets is summarized below:

				% Change
	June 30, 2004	March 31, 2004	June 30, 2003	June 30, 2004 to March 31, 2004	June 30, 2004 to June 30 2003
	(Dollars in millions) (Restated)
Net Earning Assets(1)
Finance receivables, net
Retail finance receivables, net	$23,921	$22,182	$17,889	8%	34%
Finance leases, net	3,128	3,603	4,639	(13%)	(33%)
Wholesale and other dealer loans, net	6,602	6,552	5,680	1%	16%

Total finance receivables, net	33,651	32,337	28,208	4%	19%
Investments in operating leases, net	7,769	7,590	7,806	2%	—

Net earning assets	$41,420	$39,927	$36,014	4%	15%

Wholesale and Other Dealers (Number of
dealers serviced)
Toyota and Lexus Dealers(2)	644	633	588
Vehicle dealers outside of the
Toyota/Lexus dealer network	369	373	293

Total number of wholesale dealers receiving	1,013	1,006	881
vehicle wholesale financing

Dealer inventory financed (units)	170,000	166,000	142,000

(1)	Certain prior period amounts have been reclassified to conform to current year presentation.
(2)	Includes wholesale and other loan arrangements in which the Company participates as part of a syndicate of lenders.

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

Contract Volume

The composition of the Company’s contract volume and market share is summarized below:

	Three Months Ended June 30,		% Change
	2004	2003
Contract Volume:
Total vehicle retail contract volume	215,000	216,000	—
Total vehicle lease contract volume	31,000	31,000	—

Total contract volume	246,000	247,000	—

TMS subvened contract volume
(included in the above table):
Vehicle retail contracts	82,000	91,000	(10%)
Vehicle leases	8,000	8,000	—

Total	90,000	99,000	(9%)

TMS subvention rates (1):
Vehicle retail	38%	42%
Vehicle lease	26%	26%

Market share (2):
Vehicle retail contracts	36.7%	39.8%
Vehicle leases	7.2%	8.1%

Total	43.9%	47.9%

(1)	TMS subvention rates represent subvened new and used contract volume as a percentage of total contract volume for vehicle retail contracts and vehicle lease contracts.
(2)	Market share represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by TMCC, excluding fleet sales and sales of a private Toyota distributor.

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

Refer to the “Financial Condition – Net Earning Assets” discussion of this MD&A for a discussion of the Company’s outlook on vehicle leasing volume.

RESULTS OF OPERATIONS

Total Financing Revenues

	Three Months Ended June 30,		% Change
	2004	2003
	(Dollars in millions) (Restated)
Financing revenues:
Leasing	$562	$584	(4%)
Retail financing	348	304	14%
Wholesale and other dealer financing	56	52	8%

Total financing revenues	$966	$940	3%

Overall portfolio yield	5.63%	5.88%

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

Credit Risk

Allowance for Credit Losses and Credit Loss Experience

The following tables provide information related to the Company’s allowance for credit losses and credit loss experience:

	Three Months Ended June 30,
	2004	2003	% Change
	(Dollars in millions)
Allowance for credit losses at beginning of period	$520	$462	13%
Provision for credit losses	46	109	(58%)
Charge-offs	(69)	(80)	(14%)
Recoveries	18	11	64%
Other	(3)	—	—

Allowance for credit losses at end of period	$512	$502	2%

	June 30,
	2004	2003
	(Dollars in millions) (Restated)
Net credit losses as a percentage of average earning
assets(1)	0.49%	0.76%
Aggregate balances 60 or more days past due	$166	$198
Over-60 day delinquencies as a percentage of gross
earning assets	0.40%	0.54%
Allowance for credit losses as a percentage of gross
earning assets	1.22%	1.38%

(1)	Net credit loss ratios have been annualized using three-month results.

Reductions in the provision for credit losses and total charge-offs, net of recoveries, as well as in the allowance for credit losses as a percentage of gross earning assets, reflect decreases in both the total number of contracts that defaulted (“frequency of occurrence”) and loss per occurrence (“loss severity”). The improvement in both the frequency and severity of losses during the three months ended June 30, 2004 compared to the same period in the prior year resulted, in large part, from several operational initiatives implemented during fiscal 2004, as described in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2004. Overall loss severity was also positively influenced by continued improvement in used vehicle prices, as evidenced by the increase in the Manheim Used Vehicle Value Index, a statistical index based on historical auction sales data, which moved from approximately 104 (as a percentage of January 1995 used car prices) at June 2003 to approximately 107 at June 2004. The Company’s delinquency experience during the three months ended June 30, 2004 compared to the same period in the prior year was positively influenced by the operational initiatives discussed above, as well as overall positive economic trends.

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

The following table summarizes the components of interest expense:

	Three Months Ended June 30,		% Change
	2004	2003
	(Dollars in millions) (Restated)
Interest on notes and loans payable, including net
settlements on interest rate swaps	$190	$193	(2%)
Derivative fair value adjustment	(79)	42	—

Total interest expense	$111	$235	(53%)

Weighted average interest rate(1)	2.17%	2.52%
Weighted average outstanding debt	$34,992	$30,681

(1)	Represents the weighted average interest rates of the combined debt and derivatives portfolio for the periods presented.

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

The following table summarizes the components of the Company’s derivative fair value adjustment, which is included in interest expense.

	Three Months Ended June 30,
	2004	2003
	(Dollars in millions) Unrealized Loss/(Gain) (Restated)
Ineffectiveness related to designated hedges	$30	$6
Amortization of de-designated hedges	(51)	—
Currency basis swaps(1)	(25)	—
Non-designated hedges
Interest rate swaps	(25)	18
Interest rate caps	(7)	19
Other	(1)	(1)

Derivative fair value adjustment	$(79)	$42

(1)          Currency basis swaps used in combination with interest rate swaps to convert U.S. dollar debt to U.S. dollar denominated payments are not eligible for hedge accounting.

The Company manages its exposure to market risks such as interest rate and foreign exchange risks with derivative instruments. These instruments include interest rate swaps, cross currency interest rate swaps, and purchased interest rate caps. Market risks are discussed further in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in the original Form 10-Q filed with the SEC on August 16, 2004. The Company’s use of derivatives is limited to the reduction of the economic exposure inherent in otherwise unhedged positions. The Company is not a derivatives dealer and does not enter into derivatives transactions for trading purposes.

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

Refer to the “Use of Derivative Instruments” section in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2004 for further discussion about the Company’s use of derivatives.

Investment and Other Income

The following table summarizes the Company’s investment and other income:

	Three Months Ended June 30,		% Change
	2004	2003
	(Dollars in millions)
Income from retained interests	$17	$15	13%
Servicing fee income	8	11	(27%)

Investment income from securitizations	25	26	(4%)

Investment income from marketable
securities	6	6	—
Realized gains/(losses) on marketable
securities	(3)	4	—
Other income	1	—	—

Investment and other income	$29	$36	(19%)

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

	Three Months Ended June 30,		% Change
	2004	2003
	(Dollars in millions)
Insurance premiums earned and
contract revenues	$49	$42	17%
Insurance losses and loss adjustment
expenses	$31	$27	15%

Agreement volume (units)	274,000	254,000
Agreements in force (units)	3,121,000	2,718,000
Loss ratio	72%	76%

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the outstanding components of the Company’s funding sources.

	June 30, 2004	March 31, 2004
	(Dollars in millions) (Restated)
Commercial paper	$8,400	$8,094
Unsecured term debt(1)	29,149	28,534
Securitized debt	173	226

Total notes and loans payable	37,722	36,854
Off-balance sheet securitization	3,474	4,121

Total funding	$41,196	$40,975

(1)

Includes fair value adjustments on debt in designated hedge relationships of $1.7 billion and $2.0 billion at June 30, 2004 and March 31, 2004, respectively, as described in Note 6 of the Consolidated Financial Statements.

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

The Company’s securitization program is a significant source of liquidity as the Company holds over $23 billion in potentially securitizable retail finance receivables. The Company had $3.7 billion and $4.6 billion outstanding in securitized retail finance receivables as of June 30, 2004 and March 31, 2004, respectively. The Company currently maintains a shelf registration with the SEC relating to the issuance of securities secured by retail finance receivables. As of July 31, 2004, approximately $6.2 billion remained available for issuance under the registration statement. Refer to the “Off-Balance Sheet Arrangements” section in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2004 for further discussion about the Company’s securitization program.

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

The syndicated bank credit facilities do not contain any material adverse change clauses or restrictive financial covenants that would limit the ability of the Company or TCPR Corp. to borrow under their respective facilities. As of June 30, 2004, these facilities contained provisions that would have prevented the Company or TCPR Corp., as applicable, from borrowing (and could require repayment of any outstanding loans) if the Company’s long-term debt ratings from S&P or Moody’s were less than A and A2, respectively, (for TMCC) or TCPR Corp.’s short-term debt ratings from S&P and Moody’s are less than A-2 and P-3, respectively (for TCPR Corp.), or if credit support arrangements acceptable to the rating agencies rating the Company’s and TCPR Corp’s debt were not maintained. In conjunction with the July 30, 2004 renewal of the bank credit facilities as described above, these provisions are no longer applicable.

	Committed		Uncommitted		Unused Facility
	June 30, 2004	March 31, 2004	June 30, 2004	March 31, 2004	June 30, 2004	March 31, 2004
	(Dollars in millions)
364-day syndicated bank
credit facilities	$4,000	$4,000	$—	$—	$4,000	$4,000
5-year syndicated bank
credit facility – TMCC	1,400	1,400	—	—	1,400	1,400
Letters of credit facilities	—	—	55	55	53	53

Total facilities	$5,400	$5,400	$55	$55	$5,453	$5,453

Credit Ratings

As of July 31, 2004, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Senior Debt	Commercial Paper	Outlook

S&P	AAA	A-1+	Stable
Moody’s	Aaa	P-1	Stable

Credit ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning nationally recognized statistical rating organization (“NRSRO”). Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

A detailed description of the Company’s securitization funding program is included in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2004.

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. TMCC receives an annual fee of $100,000 for guaranteeing such payments. TMCC has also guaranteed the payments of principal and interest of offshore bank loans of certain international affiliates. The nature, business purpose, and amounts of these guarantees are described in Note 8 – Commitments and Contingent Liabilities of the Consolidated Financial Statements in this Form 10-Q/A. Other than the fee discussed above, there are no corresponding expenses or cash flows arising from the Company’s guarantees, nor are any amounts recorded as liabilities on the Company’s consolidated balance sheet.

Lending Commitments

A detailed description of the Company’s lending commitments is included in the Company’s Annual Report on Form 10-K, as amended, for the year ended March 31, 2004. While the majority of these credit facilities and financing arrangements are secured, approximately 20% at June 30, 2004 are unsecured. The credit facilities and financing arrangements with vehicle and industrial equipment dealers and affiliates totaled $3.8 billion of which $2.3 billion was outstanding as of June 30, 2004.

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

Receivable Repurchase Obligations

The Company sells discrete pools of retail finance receivables to wholly owned consolidated bankruptcy remote special purpose entities (“SPE”). TMCC makes certain representations and warranties to the SPE, and the SPE makes corresponding representations and warranties to the securitization trust, relating to receivables sold in a securitization. TMCC and the SPE may be required to repurchase any receivables in the event of a breach of a representation and warranty relating to the receivable that materially and adversely affects the interest of the SPE, or securitization trust, as applicable. In addition, TMCC, as servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer with respect to the receivable that materially and adversely affects the interest of the securitization trust or of certain extensions or modifications of a receivable as to which TMCC, as servicer, does not commit to make advances to fund reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable and accrued interest. These provisions are customary for securitization transactions. No receivables were repurchased under these provisions during the quarter ended June 30, 2004.

Advancing Requirements

As servicer, TMCC is required to advance certain shortfalls in obligor payments to the related securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for these advances from collections on all receivables before making other required payments. These provisions are customary for securitization transactions. Advances outstanding at June 30, 2004 totaled $10 million.

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

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month periods ended June 30, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 16, 2004, except for Note 1 which is dated as of December 16, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

In October 2004, the Company announced that as part of its ongoing review of accounting policies and in connection with its planned implementation of new transaction systems, management determined that the Company’s accounting methodology and the structure and design of certain financial systems relating primarily to the capitalization and amortization of incremental direct costs and fees were not in compliance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. Incremental direct costs and incentive and rate participation payments made to vehicle dealers were expensed when incurred rather than capitalized and amortized over the life of the related contracts. The majority of these costs and fees consisted of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts, and incentive and rate participation payments made to vehicle dealers. In addition, other incentives in the form of rate participation payments made to vehicle dealers were deferred and amortized using a method that was inconsistent with the revenue recognition method of the underlying contracts. This resulted in a cumulative understatement of net financing and other revenues and overstatement of operating and administrative expenses, resulting in a cumulative understatement of net income, as well as a cumulative understatement of finance receivables, net, investments in operating leases, net, deferred income taxes, and retained earnings. As a result, the Company determined that certain adjustments were necessary to the Company’s Consolidated Financial Statements as of March 31, 2004 and 2003 and for each of the fiscal years in the three-year period ended March 31, 2004 and the three months ended June 2004. After making this determination, the Company conducted a further review of its policies and determined that additional adjustments and reclassifications to the Consolidated Financial Statements were necessary.

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

These adjustments and reclassifications are reflected in this Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2004. In addition, the Company has filed an amendment to its Annual Report on Form 10-K for the period ended March 31, 2004 and is filing an amendment to its Quarterly Report on Form 10-Q for the period ended December 31, 2003 concurrently with this Form 10-Q/A that include restated financial statements and amendments to related disclosures for the fiscal periods covered by those reports. The Company also restated, by means of a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, its consolidated financial statements for the three and six months ended September 30, 2003. In light of the restatement, the Company believes that a material weakness existed in its internal controls related to the financial reporting for acquired retail and vehicle lease contracts. This weakness related to the design and review of revenue recognition policies, particularly in the areas of incremental direct costs and fees paid or received primarily in connection with the acquisition of retail and vehicle lease contracts and incentive and rate participation payments made to vehicle dealers, in the policies and procedures necessary to ensure accurate measurement and recording of amounts over the life of the contracts and in the structure and design of related financial information systems. In addition, the Company believes that a material weakness existed in its internal controls related to the financial reporting of foreign currency transaction adjustments and in the monitoring of hedging activities. This weakness related to the application of accounting policies related to the accounting for foreign currency transaction gains and losses on debt instruments that no longer qualified for hedge accounting.

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

The Company is currently in the process of reviewing and formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Changes have been and will be made to the Company’s internal controls over financial reporting as a result of these efforts. There was no change in the Company’s internal control over financial reporting identified in connection with the disclosure controls and procedures evaluation referred to above during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to June 30, 2004 and prior to the filing of this Form 10-Q/A, the Company began implementing changes to its internal controls, as described above, to correct the material weaknesses identified above. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis, and will take further action as appropriate.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the accompanying Exhibit Index, on page 55, are filed as part of this report.

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

Date: December 16, 2004	TOYOTA MOTOR CREDIT CORPORATION (Registrant) By /S/ GEORGE E. BORST —————————————————— George E. Borst President and Chief Executive Officer (Principal Executive Officer)
Date: December 16, 2004	By /S/ JOHN F. STILLO —————————————————— John F. Stillo Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(3)

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed Herewith

15.1	Report of Independent Registered Public Accounting Firm	Filed Herewith

15.2	Letter regarding unaudited interim financial information	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

(1)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Registration Statement on Form S-1, File No. 33-22440.

(2)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-K for the year ended September 30, 1989, Commission File No. 1-9961.

(3)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-Q for the quarter ended December 31, 2000, Commission File No. 1-9961.