Form 10-Q
period 2004-12-31
TOYOTA MOTOR CREDIT CORP
filed 2005-02-22
CIK 834071

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number  1-9961

TOYOTA MOTOR CREDIT CORPORATION

(Exact name of registrant as specified in its charter)

California	95-3775816
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19001 S. Western Avenue	90509
Torrance, California
(Address of principal executive offices)	(Zip Code)

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

Yes |_| No |X|

As of January 31, 2005, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS. TOYOTA MOTOR CREDIT CORPORATION CONSOLIDATED BALANCE SHEET (Dollars in millions) (Unaudited)

	December 31, 2004	March 31, 2004

ASSETS

Cash and cash equivalents	$1,351	$818
Investments in marketable securities	1,014	1,125
Finance receivables, net	36,567	32,318
Investments in operating leases, net	8,310	7,609
Other assets	2,086	2,764

Total assets	$49,328	$44,634

LIABILITIES AND SHAREHOLDER’S EQUITY

Notes and loans payable	$40,689	$36,854
Other liabilities	1,978	1,992
Deferred income taxes	2,545	2,225

Total liabilities	45,212	41,071

Commitments and contingencies (See Note 9)

Capital stock, $l0,000 par value (100,000 shares authorized;
issued and outstanding 91,500)	915	915
Retained earnings	3,147	2,604
Accumulated other comprehensive income	54	44

Total shareholder’s equity	4,116	3,563

Total liabilities and shareholder’s equity	$49,328	$44,634

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION CONSOLIDATED STATEMENT OF INCOME (Dollars in millions) (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Financing revenues:
Operating lease	$537	$511	$1,571	$1,536
Finance lease	44	77	138	227
Retail financing	388	321	1,108	948
Wholesale and other dealer financing	71	47	189	145

Total financing revenues	1,040	956	3,006	2,856

Depreciation on leases	380	373	1,160	1,176
Interest expense	134	88	437	414

Net financing revenues	526	495	1,409	1,266

Insurance premiums earned and contract revenues	63	53	185	156
Investment and other income	28	45	91	146

Net financing and other revenues	617	593	1,685	1,568

Expenses:
Operating and administrative	172	144	479	427
Provision for credit losses	47	76	143	263
Insurance losses and loss adjustment expenses	29	28	88	83

Total expenses	248	248	710	773

Income before provision for income taxes	369	345	975	795
Provision for income taxes	144	117	381	294

Net income	$225	$228	$594	$501

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDER’S EQUITY (Dollars in millions) (Unaudited)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE AT MARCH 31, 2003	$915	$1,963	$17	$2,895

Net income for the nine months ended
December 31, 2003	—	501	—	501
Change in net unrealized gain on available-for-sale marketable
securities (net of tax)	—	—	23	23

Total comprehensive income	—	501	23	524

BALANCE AT DECEMBER 31, 2003	$915	$2,464	$40	$3,419

BALANCE AT MARCH 31, 2004	$915	$2,604	$44	$3,563

Net income for the nine months ended December 31, 2004	—	594	—	594
Change in net unrealized gain on available-for-sale marketable
securities (net of tax)	—	—	4	4

Total comprehensive income	—	594	4	598

Distribution of net assets to TFSA	—	(23)	6	(17)
Advance to TFSA under credit agreement	—	(28)	—	(28)

BALANCE AT DECEMBER 31, 2004	$915	$3,147	$54	$4,116

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in millions) (Unaudited)

	Nine Months Ended December 31,

	2004	2003

Cash flows from operating activities:
Net income	$594	$501
Adjustments to reconcile net income to net cash
provided by operating activities:
De-designated hedge amortization	(141)	—
Derivative fair value adjustment	(67)	(144)
Depreciation and amortization	1,370	1,364
Recognition of deferred income	93	98
Provision for credit losses	143	263
Gain from securitization of finance receivables	—	(30)
Other assets
Decrease in other assets	97	105
Increase in derivative assets	1,311	—
Decrease in other liabilities	330	292

Net cash provided by operating activities	3,730	2,449

Cash flows from investing activities:
Purchase of investments in marketable securities	(586)	(1,401)
Disposition of investments in marketable securities	527	1,530
Acquisition of finance receivables	(13,397)	(13,857)
Collection of finance receivables	9,048	7,895
Net change in wholesale receivables	(289)	(429)
Proceeds from sale of finance receivables	—	1,825
Acquisition of investments in operating leases	(3,321)	(2,222)
Disposals of investments in operating leases	1,512	1,282

Net cash used in investing activities	(6,506)	(5,377)

Cash flows from financing activities:
Proceeds from issuance of notes and loans payable	4,289	9,020
Payments on notes and loans payable	(4,670)	(7,696)
Net change in commercial paper	3,732	1,570
Distribution of net assets to TFSA	(14)	—
Advance to TFSA under credit agreement	(28)	—

Net cash provided by financing activities	3,309	2,894

Net increase (decrease) in cash and cash equivalents	533	(34)

Cash and cash equivalents at the beginning of the period	818	980

Cash and cash equivalents at the end of the period	$1,351	$946

Supplemental disclosures:
Interest paid	$585	$497

Income taxes paid	$25	$43
Non-cash investing and financing activities in connection
with the distribution of net assets to TFSA:
Decrease in assets	$133	—
Decrease in liabilities	$130	—

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Interim Financial Data and Restated Financial Results

Interim Financial Data

The accompanying information pertaining to the three and nine months ended December 31, 2004 and 2003 is unaudited and has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2004 are not necessarily indicative of those expected for any other interim period or for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation, including certain insurance product expenses which were reclassified from insurance premiums earned and contract revenues to operating and administrative expenses in the Consolidated Statement of Income.

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s 2004 Amended Annual Report to the Securities and Exchange Commission (“SEC”) on Form 10-K/A. References herein to “TMCC” denote Toyota Motor Credit Corporation and references herein to “the Company” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

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

Previously Recorded Restatement

In the third quarter of fiscal 2005, the Company restated financial results for certain periods due to errors in the accounting related to incremental direct costs and fees, certain notes and loans payable, and unearned income related to finance receivables, net, and investments in operating leases, net. The restatement of the Company’s financial results has been fully set forth in the amendment to the Company’s annual report on Form 10-K/A for the year ended March 31, 2004 as filed with the SEC on December 8, 2004 and the amendments to the Company’s quarterly reports on Form 10-Q/A for the quarterly periods ended December 31, 2003 and June 30, 2004 as filed with the SEC on December 16, 2004. The consolidated financial statements included in this Form 10-Q for the three and nine months ended December 31, 2003 and the fiscal year ended March 31, 2004 reflect the adjustments made in the amended filings referenced above.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 – Current Quarter Cumulative Adjustment

In January 2005, the Company identified accounting errors primarily relating to its accounting for notes and loans payable and related derivative transactions as governed by Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“FAS 52”), separate and apart from those identified last quarter. The Company also identified an error in the accounting for depreciation expense on leasehold improvements. Additionally, the Company identified an error in the accounting for gains recognized upon the sale of securitized receivables as governed by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The impact of these errors did not affect the Company’s cash position or previously reported operating and total cash flows. The Company completed its evaluation of the errors and determined that an adjustment to the Consolidated Balance Sheet was necessary to record the cumulative effect of these errors. Accordingly, the Company adjusted its accounting for the above items in the current quarter and recorded a favorable $12 million net of tax adjustment representing the cumulative effect of errors through September 30, 2004.

The cumulative effect adjustment recorded in the Company’s Consolidated Statement of Income for the three and nine month periods ended December 31, 2004 consisted of the following items:

(Dollars in millions)

Hedging basis differences	$15
Foreign currency transaction gains and losses	9
Leasehold improvements	(6)
Gain on sale of securitized receivables	1

Total adjustments (pre-tax)	19
Tax effect of adjustments	(7)

Total net adjustments	$12

The hedging basis differences primarily relate to the inappropriate determination and amortization of basis differences upon adoption of FAS 133 and on an ongoing basis for notes and loans payable in designated hedge relationships. In addition, the Company did not properly calculate the foreign currency transaction gains and losses on the net carrying value of foreign currency denominated notes and loans payable at spot exchange rates at each reporting period. The collective impact of these errors was a $24 million decrease in notes and loans payable and a corresponding decrease in interest expense.

The depreciation on leasehold improvements adjustment resulted from the Company incorrectly depreciating leasehold improvements over a longer period than the lease contract period. The impact of this error resulted in a $6 million decrease in other assets, and a corresponding increase in depreciation on leasehold improvements, which is recorded in operating and administrative expenses in the Company’s Consolidated Statement of Income.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2 – Current Quarter Cumulative Adjustment (Continued)

Finally, the Company identified errors in the accounting for gains recognized upon the sale of securitized receivables. The Company has historically retained certain beneficial interests in each securitization transaction. The Company incorrectly excluded one of those retained beneficial interests in the allocation of carrying values for the purpose of calculating the gain on sale. The cumulative impact of these errors resulted in a $1 million increase in investment and other income and a corresponding increase in investments in marketable securities.

The adjustments described above resulted in a cumulative decrease in interest expense and an increase in investment and other income and net income in the Consolidated Statements of Income for the three and nine months ended December 31, 2004, as well as a decrease in notes and loans payable and an increase in deferred income taxes and retained earnings in the Consolidated Balance Sheet as of December 31, 2004. The adjustments to the Consolidated Financial Statements resulted in differences in the timing of revenue and expense recognition, but did not affect the Company’s cash position or previously reported operating and total cash flows. The Company has taken steps to remedy these matters.

TOYOTA MOTOR CREDIT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Note 3 – Finance Receivables Finance receivables, net consisted of the following:

	December 31, 2004	March 31, 2004

	(Dollars in millions)

Retail receivables	$27,554	$22,367
Finance leases	2,687	4,234
Wholesale and other dealer loans	6,968	6,571

	37,209	33,172
Deferred origination costs	540	494
Unearned income	(766)	(966)
Allowance for credit losses	(416)	(382)

Finance receivables, net	$36,567	$32,318

Note 4 – Investments in Operating Leases Investments in operating leases, net consisted of the following:

	December 31, 2004	March 31, 2004

	(Dollars in millions)

Vehicles	$10,474	$9,700
Equipment and other	731	688

	11,205	10,388
Deferred origination fees	(15)	(18)
Deferred income	(71)	(58)
Accumulated depreciation	(2,740)	(2,565)
Allowance for credit losses	(69)	(138)

Investments in operating leases, net	$8,310	$7,609

TOYOTA MOTOR CREDIT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Note 5 – Allowance for Credit Losses An analysis of the allowance for credit losses follows:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

	(Dollars in millions)

Allowance for credit losses at beginning of period	$508	$496	$520	$462
Provision for credit losses	47	76	143	263
Charge-offs, net of recoveries[1]	(70)	(70)	(174)	(204)
Sale of receivables	—	—	—	(19)
Distribution of net assets to TFSA	—	—	(4)	—

Allowance for credit losses at end of period	$485	$502	$485	$502

1	Net of recoveries of $16 million, $18 million, $52 million, and $43 million in the three months ended December 31, 2004 and 2003 and the nine months ended December 31, 2004 and 2003, respectively.

The aggregate balances related to finance receivables 60 or more days past due totaled $177 million and $115 million at December 31 and March 31, 2004, respectively. Substantially all retail and finance lease receivables do not involve recourse to the dealer in the event of customer default. The aggregate balances related to investments in operating leases, net of 60 or more days past due totaled $27 million and $23 million at December 31 and March 31, 2004, respectively.

Note 6 – Derivatives and Hedging Activities

The following table summarizes the net unrealized gains and losses included in the Company’s derivative fair value adjustment, which is included in interest expense:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

	(Dollars in millions) Unrealized (Gain)/Loss

Currency basis swaps	$(135)	$(47)	$(147)	$(49)
Foreign currency transaction loss	133	52	146	56
Non-designated and de-designated hedges
Interest rate swaps	(36)	(112)	(49)	(166)
Interest rate caps	(2)	5	(4)	25
Ineffectiveness related to designated hedges	(4)	(3)	3	(9)
Current quarter cumulative adjustment	(17)	—	(17)	—
Other	1	(2)	1	(1)

Derivative fair value adjustment	$(60)	$(107)	$(67)	$(144)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 – Notes and Loans Payable

Notes and loans payable and the related weighted average contractual interest rates are summarized as follows:

			Weighted Average Contractual Interest Rates

	December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004

	(Dollars in millions)

Commercial paper	$11,838	$8,094	2.26%	1.03%
Notes and loans payable	26,272	26,845	3.59%	3.44%
Carrying value adjustment[1]	2,579	1,915

Notes and loans payable	$40,689	$36,854	3.20%	2.90%

1	Comprised of FAS 133 and FAS 52 adjustments to debt in designated and de-designated hedge relationships.

Included in notes and loans payable are unsecured notes denominated in various foreign currencies totaling $11,238 million and $10,494 million at December 31 and March 31, 2004, respectively. Concurrent with the issuance of these unsecured notes, the Company entered into cross currency interest rate swap agreements or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount to convert non-U.S. dollar debt to U.S. dollar denominated payments.

In November 2004, the Company exercised its option to redeem the remaining outstanding amount of notes payable related to a securitization transaction accounted for as a collateralized borrowing executed in fiscal 2002. No gain or loss was recognized on this transaction. At March 31, 2004, these notes payable totaled $226 million and were collateralized by retail finance receivables of $261 million. The retail finance receivables served as collateral for the payment of the notes payable and were therefore restricted from TMCC’s creditors.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 – Liquidity Facilities and Letters of Credit

The following table summarizes TMCC’s and its subsidiary, Toyota Credit de Puerto Rico Corp.’s (“TCPR”) credit facilities:

	TMCC		TCPR		Total

	December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004

	(Dollars in millions)
364-day syndicated bank credit
facilities - committed	$1,967	$3,600	$133	$400	$2,100	$4,000
5-year syndicated bank credit facility
- committed	3,933	1,400	267	—	4,200	1,400
Letters of credit facilities-
uncommitted	55	55	—	—	55	55

Total credit facilities	$5,955	$5,055	$400	$400	$6,355	$5,455

During the second quarter of fiscal 2005, the Company renewed and decreased its 364-day syndicated bank credit facilities from $4,000 million to $2,100 million and renewed and increased its 5-year syndicated bank credit facilities from $1,400 million to $4,200 million.

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at December 31, 2004 and March 31, 2004. No amounts were drawn on the committed facilities as of December 31, 2004 and March 31, 2004.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 – Commitments and Contingencies

Commitments and Guarantees

TMCC has entered into certain commitments and guarantees described below. The maximum commitment amounts under these commitments and guarantees are summarized in the table below:

	Maximum Commitment Amount

	December 31, 2004	March 31, 2004

	(Dollars in millions)
Commitments:
Credit facilities with vehicle and industrial equipment dealers	$3,528	$3,697
Credit facilities with affiliates	190	99
Lease commitments[1]	135	129

Total commitments	3,853	3,925

Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid
waste disposal bonds	148	148
Revolving liquidity notes related to securitizations	40	48
Guarantees of affiliate debt	30	30

Total guarantees and commitments	$4,071	$4,151

1	Includes $89 million and $96 million in lease commitments with affiliates at December 31, 2004 and March 31, 2004, respectively.

Commitments

During the first quarter of fiscal 2005, TMCC entered into a reciprocal credit agreement with TFSA which allows each company to borrow up to $100 million from the other at a daily market interest rate, generally the federal funds rate, determined on the date of each advance, with no stated maturity date. This commitment is included in the table above under “Credit facilities with affiliates.” As of December 31, there have been no other material changes to TMCC’s commitments as described in the Company’s Amended Annual Report on Form 10-K/A for the year ended March 31, 2004.

Of the total credit facilities available to vehicle and industrial equipment dealers, $2,474 million and $2,249 million were outstanding at December 31, 2004 and March 31, 2004, respectively. Of the total credit facilities available to affiliates, $35 million and $25 million were outstanding with Toyota de Puerto Rico Corp., a subsidiary of Toyota Motor Sales, U.S.A. Inc., at December 31, 2004 and March 31, 2004, respectively. In addition, during the nine months ended December 31, 2004, $40 million was drawn by TFSA and accounted for as a distribution of assets, and, accordingly, a reduction of shareholder’s equity. Of the $40 million, $12 million represents the receipt of a note in connection with a distribution of net assets to TFSA, and $28 million represents additional advances to TFSA under the credit agreement. No such amounts were drawn during the prior year.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 - Commitments and Contingencies (Continued)

Guarantees and Other Contingencies

TMCC has guaranteed certain bond obligations relating to two affiliates totaling $148 million of principal and interest that were issued by Putnam County, West Virginia and Gibson County, Indiana. At December 31, 2004, the bonds mature in the following fiscal years: 2028 - $20 million; 2029 - $50 million; 2030 - $38 million; 2031 - $30 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of failure by the affiliates to fulfill their obligations; bankruptcy involving the affiliates or TMCC; or failure to observe any covenant, condition, or agreement under the guarantees by the affiliates, bond issuers, or TMCC.

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid. TMCC receives an annual fee of $102,000 for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2004. The fair value of these guarantees as of December 31, 2004 was approximately $1 million. Because these are affiliate guarantees, TMCC is not required to recognize a liability for the fair value of the guarantees.

TMCC has guaranteed payments of up to $30 million in principal with respect to the offshore bank loan of BTB plus any related interest, fees, and expenses. The loan matured and was paid in full by BTB in November 2004. As of December 31, 2004, the Company was in the process of terminating the guarantee. The guarantee had no fair value as of December 31, 2004.

In October 2004, the Company terminated its guarantee of TSV debt discussed in the Company’s Annual Report on Form 10-K/A.

In certain securitization structures, revolving liquidity notes (“RLN”) are used in lieu of deposits to a cash reserve fund. The securitization trust may draw upon the RLN to cover any shortfall in interest and principal payments to investors. The Company funds any draws, and the terms of the RLN obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under the RLN are subordinated to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into a reserve account. If collections are insufficient to repay amounts outstanding under a RLN, the Company will recognize a loss for the outstanding amounts. The Company must fund the entire amount available under the RLN into a reserve account if the Company’s short term unsecured debt ratings are downgraded below P-1 by Moody’s Investors Service, Inc. or A-1 by Standard & Poor’s Ratings Group, a division of the McGraw-Hill Companies, Inc. No amounts were outstanding under the RLN as of December 31, 2004. The Company has not recognized a liability for the RLN because it does not expect to incur any future cash flows related to the RLN. The RLN had no fair value as of December 31, 2004.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9  - Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties, or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of December 31, 2004, the Company does not believe it is probable that it will have to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of December 31, 2004.

Receivable Repurchase Obligations

The Company sells discrete pools of retail finance receivables to wholly owned consolidated bankruptcy remote special purpose entities (“SPEs”). TMCC makes certain representations and warranties to the SPEs, and the SPEs make corresponding representations and warranties to securitization trusts, relating to receivables sold in securitization transactions. TMCC and the SPEs may be required to repurchase any receivable in the event of a breach of a representation and warranty relating to the receivable that would materially and adversely affect the interest of the SPEs, or any securitization trust, as applicable. In addition, TMCC, as the servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer with respect to any receivable that would materially and adversely affect the interest of any securitization trust or of certain extensions or modifications of a receivable as to which TMCC, as the servicer, does not commit to make advances to fund reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable plus any accrued interest thereon. These provisions are customary in the securitization industry. No receivables were repurchased under these provisions during the nine months ended December 31, 2004 and there are no recorded liabilities for pending repurchases as of December 31, 2004 as in management’s opinion, none are probable in the future.

Advancing Requirements

As a servicer of receivables sold through securitization, TMCC is required to advance delinquent obligor payments to the applicable securitization trust to the extent it believes such advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for any outstanding advances from collections on all receivables before making other required payments. These provisions are customary in the securitization industry. Advances outstanding at December 31, 2004 totaled $6 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9  - Commitments and Contingencies (Continued)

Tax Related Contingencies

In the normal course of business, the Company’s tax filings are examined by various tax authorities, including the Internal Revenue Service (“IRS”). During the quarter ended December 31, 2004, the IRS concluded its examination of the tax years related to fiscal 1992 through fiscal 1996. The preliminary results of this examination are that the Company believes it will receive a refund for the years under audit. The conclusions in the settlement offer from the IRS are pending approval by the Congressional Joint Committee on Taxation and the Commissioner of the IRS. Management expects a tax refund up to a maximum of $44 million with associated interest income assessed on the amount. The amount of interest income could range from $25 million to $40 million. If received, the tax refund will increase the Company’s cash position and deferred tax liability in the Consolidated Balance Sheet. No amounts have been recorded for the expected refund and interest payments due to the pending approvals of the Congressional Joint Committee on Taxation and the Commissioner of the IRS.

Subsequent to December 31, 2004, the Congressional Joint Committee on Taxation and the IRS Commissioner approved the conclusions in the settlement offer; however, the amount of the settlement has not been finalized.

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company’s business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims. However, based on information currently available, the advice of counsel, and established reserves, in the opinion of management, the ultimate liability resulting therefrom will not have a material adverse effect on the Company’s consolidated financial statements.

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

Note 9  - Commitments and Contingencies (Continued)

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 – Related Party Transactions

As of December 31, 2004, there have been no material changes to the related party agreements or relationships as described in the Company’s Amended Annual Report on Form 10-K/A for the year ended March 31, 2004, except for the reciprocal credit agreement with TFSA described in Note 9 and the master services agreement with Toyota Financial Savings Bank (“TFSB”) described below. The tables below summarize amounts included in the Company’s Consolidated Balance Sheets and Statements of Income for the fiscal periods presented under various related party agreements or relationships:

	December 31, 2004	March 31, 2004

	(Dollars in millions)
Assets:
Rate subvention receivable from affiliates	$20	$24
Finance receivables with affiliates	$35	$25
Intercompany receivables	$4	$1
Notes receivable under home loan program	$7	$7
Deferred rate subvention income
Finance receivables	($270)	($216)
Operating leases	($ 70)	($ 57)

Liabilities:
Intercompany payables	$58	$95

Shareholder’s Equity:
Reduction of retained earnings for distribution of net
assets to TFSA	$23	$—
Reduction of retained earnings for advance to TFSA
under credit agreement	$28	$—

TOYOTA MOTOR CREDIT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Note 10 – Related Party Transactions (Continued)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

	(Dollars in millions)

Revenues:
Manufacturers’ subvention support and
other revenues	$62	$48	$173	$142
Affiliate insurance premiums and
commissions revenue	$17	$13	$46	$35

Expenses:
Shared services charges and other
amounts	$16	$14	$52	$59
Credit support fees incurred	$4	$4	$13	$12
Employee benefits expense	$14	$12	$41	$36

On November 19, 2004, TMCC entered into a Master Services Agreement with TFSB, a Nevada thrift company owned by TFSA to provide certain administrative services to TFSB in exchange for TFSB’s willingness to make available certain financial products and services to TMCC’s customers and dealers. Under the terms of the agreement, TMCC will charge TFSB an amount that would not exceed an amount that would be charged to an unaffiliated third party. The fees may be amended from time to time by written agreement, and the agreement may be terminated by either party with 30 days notice. TMCC will not charge TFSB for any such services during the first three years of the agreement.

TMCC and TMS are parties to an Amended and Restated Repurchase Agreement. This agreement states that TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of vehicle dealer default. The Company is also a party to similar agreements with Toyota Material Handling, U.S.A., Inc. (“TMHU”) and other domestic and import manufacturers. TMHU is the primary distributor of Toyota lift trucks in the U.S. No vehicles were repurchased under these agreements during the nine months ended December 31, 2004.

TOYOTA MOTOR CREDIT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Note 11 – Segment Information Financial results for the Company’s operating segments are summarized below:

	December 31, 2004	March 31, 2004

	(Dollars in millions)

Assets:
Financing operations	$48,305	$43,728
Insurance operations	1,293	1,137
Eliminations/reclassifications	(270)	(231)

Total assets	$49,328	$44,634

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

	(Dollars in millions)

Gross revenues:
Financing operations	$1,053	$987	$3,058	$2,966
Insurance operations	78	67	224	192

Total gross revenues	$1,131	$1,054	$3,282	$3,158

Net income:
Financing operations	$207	$215	$543	$466
Insurance operations	18	13	51	35

Net income	$225	$228	$594	$501

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Toyota Motor Credit Corporation (“TMCC”) and its consolidated subsidiaries, collectively referred to herein as the “Company”, are wholly owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation which is a wholly owned subsidiary of Toyota Financial Services Corporation, a Japanese corporation. TFSC, in turn, is a wholly owned subsidiary of Toyota Motor Corporation, a Japanese corporation. During the first quarter of fiscal 2005, the Company transferred substantially all of its interests in Toyota Services de Mexico, S.A. de C.V. and Toyota Services de Venezuela, C.A., and its minority interest in Banco Toyota do Brazil, to its parent, TFSA. The transfer of the $17 million net carrying value of the Company’s interests in these entities was accounted for as a distribution of assets and, accordingly, a reduction of shareholder’s equity.

In January 2005, the Company identified accounting errors primarily relating to its accounting for notes and loans payable and related derivative transactions as governed by Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“FAS 52”), separate and apart from those identified last quarter. The Company also identified an error in the accounting for depreciation expense on leasehold improvements. Additionally, the Company identified an error in the accounting for gains recognized upon the sale of securitized receivables as governed by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The impact of these errors did not affect the Company’s cash position or previously reported operating and total cash flows. The Company completed its evaluation of the errors and determined that an adjustment to the Consolidated Balance Sheet was necessary to record the cumulative effect of these errors. Accordingly, the Company adjusted its accounting for the above items in the current quarter and recorded a favorable $12 million net of tax adjustment representing the cumulative effect of errors through September 30, 2004. Refer to Note 2 of the Consolidated Financial Statements and Item 4 “Controls and Procedures” for further discussion.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, in the third quarter of fiscal 2005 the Company filed amendments to its quarterly reports on Form 10-Q/A for the quarterly periods ended December 31, 2003 and June 30, 2004 and to its annual report on Form 10-K/A for the year ended March 31, 2004 which included restated financial results to correct certain accounting errors. The consolidated financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as of and for the three and nine months ended December 31, 2003 and as of March 31, 2004 reflects adjustments as set forth in the amended filings referenced above.

Refer to the Company’s Amended Annual Report on Form 10-K/A for the year ended March 31, 2004 for a more complete description of the Company’s business, including a description of sources for revenue, performance measures, and competitors.

Operating Summary

The Company reported net income of $225 million and $594 million during the three and nine months ended December 31, 2004, respectively, compared with net income of $228 million and $501 million for the same periods in the prior year. Financial results for the three and nine months ended December 31, 2004 were affected by higher financing revenues and lower provision for credit losses, partially offset by higher funding costs and lower investment income. The volume of new contracts purchased primarily from Toyota and Lexus vehicle dealers remained relatively constant at 225,000 and 741,000 contracts during the three and nine months ended December 31, 2004, compared to 219,000 and 737,000 during the three and nine months ended December 31, 2003, respectively. The Company’s consumer retail and lease finance market share of Toyota and Lexus vehicles, excluding fleet sales and sales of an independent distributor, decreased from 42.4% and 45.8% for the three and nine months ended December 31, 2003 to 39.9% and 43.5% for the three and nine months ended December 31, 2004, respectively. While contract volume remained level and overall market share declined, earning assets continued to increase due to new vehicle contract volume exceeding liquidations during the three and nine months ended December 31, 2004, as well as the effect of a reduction in securitization activity during the last and current fiscal years. The Company did not execute any securitization transactions during the nine months ended December 31, 2004, compared to one such transaction during the comparable prior year period.

Total interest expense increased $46 million or 52% and $23 million or 6% during the three and nine months ended December 31, 2004, respectively, when compared to the same periods in the prior year. These increases resulted primarily from higher interest rates and higher outstanding debt balances and a decrease in derivative fair value adjustments.

During the three and nine months ended December 31, 2004, financing revenues increased $84 million or 9% and $150 million or 5% when compared to the same periods in the prior year due to the increase in earning assets, partially offset by a general decline in the earnings rate, or portfolio yield, on the Company’s earning assets. The decline in the earnings rate resulted from declines in market interest rates, the continuing liquidation of higher yielding earning assets, and the impact of competitive pricing pressure.

The Company continued to experience an improvement in net charge-offs during the three and nine months ended December 31, 2004 due to current favorable economic trends and operational and technological efficiencies and processes implemented during fiscal 2004, including the implementation of new tools and technology to measure and monitor performance, the strategic outsourcing of certain functions, the development of enhanced training for customer service center (“CSC”) field associates, and technology initiatives and strategies that enhanced collections productivity. The allowance for credit losses as a percentage of gross earning assets declined from 1.29s% at December 31, 2003 to 1.07% at December 31, 2004.

Overall, the Company increased its capital position by $553 million bringing total equity to $4,116 million at December 31, 2004. The Company’s debt-to-equity position decreased from 10.3 at March 31, 2004 to 9.9 at December 31, 2004.

Business Outlook

The Company’s fiscal 2005 results will continue to be influenced by the level of new vehicle retail and lease contract volume, the continued use of Toyota Motor Sales, U.S.A., Inc. (“TMS”) subvention support and the level of competitive pricing pressure. During the last several fiscal years the Company reduced its reliance on vehicle lease financing programs and focused primarily on retail financing programs. In light of recent trends indicating potential improvements in the vehicle lease market, including stabilized used vehicle prices and rising market interest rates, the Company has placed new emphasis on increasing lease contract volume. The Company expects lease contract volume to continue to increase in the near term.

The Company’s financial results depend on the Company’s ability to maintain gross margin in a highly competitive market and rising interest rate environment. As discussed in prior periods, the Company intends to take a balanced approach to matching increases in financing rates to increases in costs of funds in a highly competitive marketplace. The Company also expects operating and administrative costs to increase as a result of costs incurred under its technology initiative and general business growth; however, as a percentage of earning assets, expenses are expected to be consistent with fiscal 2004.

Despite the slight increases in 60-day delinquencies from March 31, 2004 to December 31, 2004 due to seasonal variations, the Company’s vehicle retail and lease delinquency and credit loss results have trended favorably. This improvement resulted from current favorable economic trends and the operational and technological efficiencies and processes implemented during fiscal 2004 discussed above. Management remains cautious that the seasonal patterns of delinquencies and credit losses on these portfolios experienced in recent quarters will continue for the remainder of fiscal 2005. As the Company’s mix of business reflects a slight growth in longer term retail contracts, management believes that the levels of delinquencies and credit losses in fiscal 2006 may increase slightly as longer term contracts generally have a higher risk of default. However, the Company prices and structures its longer term retail contracts for the additional credit risk it assumes. As discussed in the “Financial Condition – Net Earning Assets” section of this MD&A, the number of vehicle dealers receiving wholesale and other dealer financing from the Company, including the number of non-Toyota/Lexus dealers, has increased from December 31, 2003 to December 31, 2004. This growth in non-Toyota/Lexus wholesale and other dealer financing has increased the degree of credit risk assumed by the Company as well as the concentration of credit risk in the form of higher lending exposure to some dealers with a greater mix of lower quality collateral. To date this change has not had a material effect on delinquencies or credit losses related to the Company’s wholesale and other dealer loan portfolio.

After several years of declining used vehicle prices resulting from the increased industry-wide use of incentives on new vehicles and a slowdown of the U.S. economy, the used vehicle market stabilized in late fiscal 2004, and this stabilization has continued through the first three quarters of fiscal 2005. Although some uncertainty around the used vehicle market remains, particularly in light of the continuing use of incentives and the variability of fuel prices, management expects the number of leased vehicles returned at maturity to continue to decline. In response to past volatility and challenges in estimating end of term values, the Company has refined its residual setting processes. These enhancements, along with a more stable used vehicle market, have resulted in contractual residual values more closely approximating actual end of term values. As a result, management believes that these recent trends will continue, thus supporting its strategy to increase lease volume. Additionally, management expects the increased focus on leasing volume to result in a corresponding increase in leasing revenues and depreciation expense related to operating leases.

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

FINANCIAL CONDITION Net Earning Assets The composition of the Company’s net earning assets is summarized below:

				% Change
	December 31, 2004	March 31, 2004	December 31, 2003
				December 31, 2004 to March 31, 2004	December 31, 2004 to December 31, 2003

Net earning assets[1]	(Dollars in millions)

Finance receivables, net
Retail finance receivables, net	$27,328	$22,182	$20,574	23%	33%
Finance leases, net	2,325	3,584	3,981	(35%)	(42%)
Wholesale and other dealer loans,
net	6,914	6,552	6,024	6%	15%

Total finance receivables, net	36,567	32,318	30,579	13%	20%
Investments in operating leases, net	8,310	7,609	7,679	9%	8%

Net earning assets	$44,877	$39,927	$38,258	12%	17%

Wholesale and other dealers
(Number of dealers serviced)
Toyota and Lexus Dealers [2]	673	633	613
Vehicle dealers outside of the
Toyota/Lexus dealer network	372	373	348

Total number of wholesale dealers
receiving vehicle wholesale
financing	1,045	1,006	961

Dealer inventory financed (units)	168,000	166,000	155,000

1	Certain prior period amounts have been reclassified to conform to current year presentation.

2	Includes wholesale and other loan arrangements in which the Company participates as part of a syndicate of lenders.

The increases in net earning assets at December 31, 2004 when compared to both March 31, 2004 and December 31, 2003 were primarily driven by the continued growth in retail finance receivables, investments in operating leases, and wholesale and other dealer loans, partially offset by reductions in finance lease receivables.

Retail finance receivables at December 31, 2004 increased when compared to the balances at March 31, 2004 and December 31, 2003 due to the volume of new vehicles financed under the Company’s retail financing programs exceeding liquidations. The increase in retail finance receivables at December 31, 2004 over the balance at December 31, 2003 was also influenced by the effect of a reduction in securitization activity during the current fiscal year. The Company entered into one securitization transaction totaling approximately $1,884 million that qualified for sale accounting during the nine months ended December 31, 2003, and did not execute any securitization transactions during the nine months ended December 31, 2004. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding the Company’s retail programs.

Wholesale and other dealer loans at December 31, 2004 increased when compared with March 31, 2004 and December 31, 2003 primarily due to an increase in the number of vehicle dealers receiving vehicle wholesale financing and a corresponding increase in the amount of dealer inventory financed by the Company.

The increase in the number of vehicle dealers receiving financing is attributable to the Company’s continued emphasis on developing dealer relationships. Many of the Toyota and Lexus dealerships serviced by the Company share common ownership, or are otherwise affiliated, with non-Toyota/Lexus dealerships. The growth in the numbers of non-Toyota/Lexus dealers receiving wholesale and other dealer financing from the Company at December 31, 2004 when compared to December 31, 2003 reflects an increased emphasis on providing single-source financing for affiliated dealers with multiple franchises both within and outside of the Toyota and Lexus dealer franchise network. The Company believes that its single-source financing strategy will increase its retail and lease penetration, supporting continued growth in its retail finance and lease portfolios. This strategy also exposes the Company to a greater concentration of credit risk in the form of higher lending exposure to some dealers with a greater mix of lower quality collateral.

The increase in investments in operating leases and the related decrease in net finance leases at December 31, 2004 when compared with March 31, 2004 and December 31, 2003 resulted primarily from the classification of new vehicle leases as operating leases. As with all other significant estimates, the Company periodically reviews lease classification criteria. In particular, the Company monitors the trends in the economic useful life of its vehicles subject to lease as it relates to lease classification criteria. During this comparative timeframe, the Company determined that the lease terms offered on vehicles under new leases no longer exceeded the minimum term required for treatment as direct finance leases. Accordingly, new leases are classified as operating leases rather than as direct finance leases.

In total, finance leases and investments in operating leases decreased due to the Company’s emphasis on retail financing programs in the last two fiscal years. The level of finance leases will continue to decline as the finance lease portfolio liquidates. However, the level of operating leases has increased at December 31, 2004 when compared with March 31, 2004 and December 31, 2003 primarily due to the classification of new vehicle leases as operating leases discussed above. Management expects the leasing portfolio to increase in the future due to the Company’s increased emphasis on leasing. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding changes in the Company’s emphasis on leasing.

Contract Volume The composition of the Company’s contract volume and market share is summarized below:

	Three Months Ended December 31,		% Change	Nine Months Ended December 31,		% Change

	2004	2003		2004	2003

Contract volume:
Total vehicle retail contract volume	191,000	194,000	(2%)	644,000	647,000	—
Total vehicle lease contract volume	34,000	25,000	36%	97,000	90,000	8%

Total contract volume	225,000	219,000	3%	741,000	737,000	1%

TMS subvened contract volume (included in the above table):
Vehicle retail contracts	48,000	65,000	(26%)	223,000	234,000	(5%)
Vehicle leases	15,000	5,000	200%	36,000	24,000	50%

Total	63,000	70,000	(10%)	259,000	258,000	—

TMS subvention rates [1]:
Vehicle retail	25%	34%		35%	36%
Vehicle lease	44%	20%		37%	27%

Market share [2]:
Vehicle retail contracts	31.9%	35.8%		36.0%	38.3%
Vehicle leases	8.0%	6.6%		7.5%	7.5%

Total	39.9%	42.4%		43.5%	45.8%

1	TMS subvention rates represent subvened new and used contract volume as a percentage of total contract volume for vehicle retail contracts and vehicle lease contracts.

2	Market share represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by TMCC, excluding fleet sales and sales of a private Toyota distributor.

Total contract volume remained essentially level during the three and nine months ended December 31, 2004, while total TMS vehicle sales increased approximately 12% and 10% over the comparable prior year periods. These results led to decreases in the Company’s market share of total TMS volume in the three and nine months ended December 31, 2004 when compared to the same periods in the prior year. The Company’s market share of TMS sales also decreased during the current period as a result of pricing moves taken in the first quarter of fiscal 2005, when the Company increased rates charged on new retail and lease financing volume ahead of its competitors in response to rising market interest rates. These actions increased the level of competitive pricing pressure on the Company’s non-subvened financing business, which negatively affected the Company’s market share of TMS sales. Competitive pricing pressure continued to affect the Company’s market share of TMS sales in the third quarter of fiscal 2005.

Also contributing to the lack of growth in contract volume was the decrease in retail subvention contract volume when compared to the prior year periods, particularly in the third quarter. This decrease in the retail subvention volume was partially offset by an increase in lease subvention volume.

In light of recent trends indicating potential improvements in the vehicle lease market, including stabilized used vehicle prices and rising market interest rates, the Company has placed new emphasis on increasing lease contract volume. The Company expects lease contract volume and market share to continue to increase in the near term as a result of these factors and through the use of an increased level of subvention programs.

RESULTS OF OPERATIONS Total Financing Revenues

	Three Months Ended December 31,		% Change	Nine Months Ended December 31,		% Change

	2004	2003		2004	2003

	(Dollars in millions)			(Dollars in millions)

Financing revenues:
Operating lease	$537	$511	5%	$1,571	$1,536	2%
Finance lease	44	77	(43%)	138	227	(39%)
Retail financing	388	321	21%	1,108	948	17%
Wholesale and other dealer financing	71	47	51%	189	145	30%

Total financing revenues	$1,040	$956	9%	$3,006	$2,856	5%

Overall portfolio yield [1]	5.98%	6.25%		5.77%	6.13%

1	Net of depreciation expense on operating leases of $380 million, $373 million, $1,160 million, and $1,176 million in the three months ended December 31, 2004 and 2003 and the nine months ended December 31, 2004 and 2003, respectively.

Total financing revenues increased primarily due to higher retail financing, wholesale and other dealer financing, and operating lease revenues, partially offset by a decline in finance lease revenues. Retail financing revenues increased during the three and nine months ended December 31, 2004 when compared to the same periods in the prior year as a result of the continued growth in vehicle retail finance receivables, partially offset by reductions in corresponding portfolio yield. Wholesale and other dealer financing revenue increased during the three and nine months ended December 31, 2004 when compared to the same periods in the prior year as a result of the growth in wholesale and other dealer loans outstanding, combined with an increase in corresponding portfolio yield. Operating lease revenues increased and finance lease revenues decreased during the three and nine months ended December 31, 2004 when compared to the same periods in the prior year primarily as a result of the classification of new vehicle leases as operating leases described in the “Financial Condition” section of this MD&A. Operating and finance lease revenues were also both affected by the decline in corresponding portfolio yields. The decline in overall yield resulted from the declines in market interest rates, the continuing liquidation of higher yielding earning assets, and the impact of competitive pricing pressure.

Residual Value Risk Depreciation on Operating Leases The following table provides information regarding the Company’s depreciation on operating leases:

	Three Months Ended December 31,		% Change	Nine Months Ended December 31,		% Change

	2004	2003		2004	2003

Depreciation on leases (in millions)	$380	$373	2%	$1,160	$1,176	(1%)

Average capitalized cost per vehicle	$32,253	$32,782	(2%)	$32,939	$31,818	4%
(Less) Average depreciable basis per
vehicle	15,589	16,945	(8%)	16,456	16,480	—

Average residual values per vehicle	$16,664	$15,837	5%	$16,483	$15,338	7%

Average depreciable basis percentage	48.3%	51.7%		50.0%	51.8%
Average operating lease units
outstanding	319,000	310,000		312,000	312,000

Depreciation expense on operating leases for the three and nine months ended December 31, 2004 remained relatively consistent when compared with the same periods in the prior year due to an increase in operating lease earning assets, offset by a decrease in adjustments to depreciation expense recorded to bring contractual residual values in line with expected end of term market values. The decrease in these adjustments was primarily due to amounts received from the sale of vehicles at auction more closely approximating contractual residual values, along with a reduction in the number of leased vehicles returned at maturity. The enhancements made by the Company to refine its residual-setting processes and the recent stabilization of the used vehicle market were both key drivers in reducing the level of adjustments made to depreciation expense. The stabilization of used vehicle prices was evidenced by the increase in the Manheim Used Vehicle Value Index, a statistical index based on historical auction sales data, which increased from approximately 105.3 (as a percentage of January 1995 used car prices) at December 2003 to approximately 108.2 at December 2004. In prior periods, the Company recorded larger adjustments to depreciation expense in response to rapid declines in forecasted end of term values.

Outlook

After several years of declining used vehicle prices resulting from the increased industry-wide use of incentives on new vehicles and a slowdown of the U.S. economy, the used vehicle market stabilized in late fiscal 2004, and this stabilization has continued through the first nine months of fiscal 2005. Although some uncertainty around the used vehicle market remains, particularly in light of the continuing use of incentives and the variability in fuel prices, management expects the number of leased vehicles returned at maturity to continue to decline. In response to past volatility and challenges in estimating end of term values, the Company continues to refine its residual setting processes. These enhancements, along with a more stable used vehicle market, have resulted in contractual residual values more closely approximating actual end of term values. Management believes that these recent trends will continue, thus supporting its strategy to increase lease volume. Additionally, management expects the increased focus on leasing volume to have a corresponding impact on depreciation on operating leases. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding changes in the Company’s emphasis on leasing.

Credit Risk Allowance for Credit Losses and Credit Loss Experience The following tables provide information related to the Company’s allowance for credit losses and credit loss experience:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

	(Dollars in millions)

Allowance for credit losses at beginning of period	$508	$496	$520	$462
Provision for credit losses	47	76	143	263
Charge-offs, net of recoveries[1]	(70)	(70)	(174)	(204)
Sale of receivables	—	—	—	(19)
Distribution of net assets to TFSA	—	—	(4)	—

Allowance for credit losses at end of period	$485	$502	$485	$502

1	Net of recoveries of $16 million, $18 million, $52 million, and $43 million in the three months ended December 31, 2004 and 2003 and the nine months ended December 31, 2004 and 2003, respectively.

	December 31, 2004	March 31, 2004	December 31, 2003

	(Dollars in millions)

Aggregate balances 60 or more days past due
Finance receivables	$177	$115	$162
Operating leases	27	23	34

Total	$204	$138	$196

Over-60 day delinquencies as a percentage of gross
earning assets
Finance receivables	0.48%	0.35%	0.52%
Operating leases	0.32%	0.30%	0.43%
Total	0.45%	0.34%	0.51%

Allowance for credit losses as a percentage of
gross earning assets
Finance receivables	1.12%	1.17%	1.09%
Operating leases	0.83%	1.79%	2.11%
Total	1.07%	1.29%	1.29%

As part of management’s quarterly evaluation, the allowance for credit losses was adjusted to reflect reductions in total charge-offs, net of recoveries, resulting from decreases in both the total number of contracts that defaulted (“frequency of occurrence”) and loss per occurrence (“loss severity”). Net credit losses as a percentage of average earning assets, annualized using nine-month results, decreased from 0.75% at December 31, 2003 to 0.54% at December 31, 2004. Frequency of occurrence as a percentage of average outstanding contracts decreased from 3.07% during the nine months ended December 31, 2003 to 2.22% during the nine months ended December 31, 2004. Loss severity (excluding recoveries) decreased by 8% from the nine months ended December 31, 2003 compared to the nine months ended December 31, 2004. The improvement in both the frequency of occurrence and loss severity during the three and nine months ended December 31, 2004 compared to the same periods in the prior year resulted, in large part, from several operational and technological initiatives implemented during fiscal 2004, including the implementation of new tools and technology to measure and monitor performance, the strategic outsourcing of certain functions, the development of enhanced training for CSC field associates, and technology initiatives and strategies that enhanced collections productivity. Loss severity was also positively influenced by the recent stabilization of used vehicle prices discussed in the “Residual Value Risk” section within this MD&A. While the Company’s delinquency experience during the three and nine months ended December 31, 2004 compared to the same periods in the prior year was positively influenced by the operational initiatives discussed above, as well as overall positive economic trends, 60-day delinquencies on the overall portfolio increased from March 2004 to December 2004 primarily due to seasonal variations, as well as increased risk associated with a slight increase in longer term contracts.

Notwithstanding the increase in 60-day delinquencies on the operating lease portfolio from March 2004 to December 2004 consistent with the overall increase described above, delinquencies and credit loss results on this portfolio are expected to improve. Accordingly, management reduced the allowance for credit losses related to the operating lease portfolio. This adjustment was partially offset by increases in the allowance for credit losses on wholesale and other dealer loans. This increase was recorded to reflect the increased level of non-Toyota/Lexus dealers receiving wholesale and other dealer financing. Refer to the “Net Earning Assets” section within this MD&A for further discussion regarding the growth in the wholesale and other dealer loan portfolio.

Outlook

As noted above, despite the slight increases in 60-day delinquencies from March 31, 2004 to December 31, 2004 due to seasonal variations, the Company’s vehicle retail and lease delinquency and credit loss results have trended favorably. This improvement resulted from current favorable economic trends and operational and technological efficiencies and processes implemented during fiscal 2004 discussed above. Management remains cautious that the seasonal patterns of delinquencies and credit losses on these portfolios experienced in recent quarters will continue for the remainder of fiscal 2005. As the Company’s mix of business reflects a slight growth in longer term retail contracts, management believes that the levels of delinquencies and credit losses in fiscal 2006 may increase slightly as longer term contracts generally have a higher risk of default. However, the Company prices and structures its longer term retail contracts for the additional credit risk it assumes. As discussed in the “Financial Condition – Net Earning Assets” section of this MD&A, the number of vehicle dealers receiving wholesale and other dealer loans from the Company, including the number of non-Toyota/Lexus dealers, has increased from December 31, 2003 compared to December 31, 2004. This growth in non-Toyota/Lexus wholesale and other dealer financing has increased the degree of credit risk assumed by the Company as well as the concentration of credit risk in the form of higher lending exposure to some dealers with a greater mix of lower quality collateral. To date this change has not had a material effect on delinquencies or credit losses related to the Company’s wholesale and other dealer loan portfolio.

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

In certain instances, the Company may elect not to apply hedge accounting for specific interest rate swaps (“non-designated hedges”), including the Company’s macro hedges. The Company will also discontinue the use of hedge accounting if the derivative is sold, terminated, or exercised or the Company’s management determines that designating the derivative as a hedge for accounting purposes is no longer appropriate (“de-designated hedges”).

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

The following table summarizes the Company’s derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

	December 31, 2004	March 31, 2004

	(Dollars in millions)
Derivative assets	$3,007	$2,226
Less: Derivative liabilities	7	34

Net derivative assets excluding collateral held	3,000	2,192
Less: Collateral held [1]	1,374	63

Net derivative assets	$1,626	$2,129

1	Represents cash received under reciprocal collateral arrangements that the Company has entered into with certain derivative counterparties as described in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

A reconciliation of the activity of the Company’s derivative instruments which totaled $54,250 million and $48,911 million for the nine months ended December 31, 2004 and 2003, respectively, is as follows:

	Pay-float swaps [1]		Pay-fixed swaps		Interest rate caps
	Nine months ended December 31,

	2004	2003	2004	2003	2004	2003

	(Dollars in millions)

Beginning notional	$25,404	$26,159	$18,932	$12,744	$800	$9,100
Add:
New agreements	3,773	4,529	10,650	7,354	—	850

Less:
Terminated agreements	—	—	—	—	—	—
Expired agreements	3,243	4,431	900	2,650	—	2,200
Amortizing notionals	583	1,272	583	1,272	—	—

Ending notional	$25,351	$24,985	$28,099	$16,176	$800	$7,750

1 Includes cross-currency interest rate swaps and currency basis swaps.

Interest Expense The following table summarizes the components of interest expense:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

	(Dollars in millions)		(Dollars in millions)

Interest expense on debt	$290	$264	$809	$760
Amortization of fair value on
de-designated hedges	(41)	—	(141)	—
Net interest on designated hedges	(40)	(129)	(143)	(374)
Amortization of debt issue costs	7	12	29	38
Current quarter cumulative adjustment[1]	(7)	—	(7)	—

	209	147	547	424
Net interest on non-designated and
de-designated hedges	(15)	48	(43)	134
Derivative fair value adjustment[2]	(60)	(107)	(67)	(144)

Total interest expense	$134	$88	$437	$414

1      The remaining portion of the current quarter cumulative adjustment is included in the derivative fair value adjustment amount and is discussed         in further detail on the following page.

2      Discussed in further detail on the following page.

Total interest expense increased for the three and nine months ended December 31, 2004 compared to the same periods in the prior year as a result of higher interest rates, higher outstanding debt balances and a lower gain from the derivative fair value adjustment. These factors were partially offset by the amortization of previously recognized fair value adjustments associated with de-designated hedges.

Interest expense on debt represents the interest due on notes and loans payable and commercial paper. The increase for the three and nine months ended December 31, 2004 compared to the same periods in the prior year was due primarily to increases in market interest rates for unsecured debt issuances and higher outstanding debt.

As a result of the application of the Company’s de-designation strategy discussed in the “Use of Derivative Instruments” section, the Company recognized amortization related to the cumulative fair value adjustments on de-designated hedges for the three and nine months ended December 31, 2004, respectively. As the Company’s strategy was implemented on January 1, 2004, no such amortization was recognized in the prior comparable periods.

The decrease in net interest on designated hedges for the three and nine months ended December 31, 2004 compared to the same periods in the prior year was primarily due to a reduction in notional balance of designated hedges caused by the reclassification of $6,133 million of designated hedges to non-designated and de-designated hedges. The reclassification is a result of the Company’s de-designation strategy.

The current quarter cumulative adjustment reflects the correction of the Company’s previous practice of amortizing debt issue costs in the functional currency rather than in the local currency related to the specific issuance. The Company corrected its methodology for amortizing debt issue costs in the appropriate local currency, resulting in a $7 million cumulative adjustment for the three and nine months ended December 31, 2004.

The increase in net interest on non-designated and de-designated hedges for the three and nine months ended December 31, 2004 when compared to the same periods in the prior year was primarily due to higher notional balances resulting from the reclassification of $6,133 million of designated hedges to non-designated and de-designated hedges. This reclassification is a result of the Company’s de-designation strategy.

The following table summarizes the components of the Company’s derivative fair value adjustment, which is included in interest expense:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

	(Dollars in millions)
	Unrealized (Gain)/Loss

Currency basis swaps	$(135)	$(47)	$(147)	$(49)
Foreign currency transaction loss	133	52	146	56
Non-designated and de-designated hedges
Interest rate swaps	(36)	(112)	(49)	(166)
Interest rate caps	(2)	5	(4)	25
Ineffectiveness related to designated hedges	(4)	(3)	3	(9)
Current quarter cumulative adjustment	(17)	—	(17)	—
Other	1	(2)	1	(1)

Derivative fair value adjustment	$(60)	$(107)	$(67)	$(144)

Currency basis swaps are used in combination with interest rate swaps to convert non-U.S. dollar debt to U.S. dollar denominated payments. The Company has elected hedge accounting for the interest rate swaps and debt, but has elected not to apply hedge accounting for the currency basis swaps. The increase in the fair value of the currency basis swaps for the three and nine months ended December 31, 2004 when compared to the same periods in the prior year was primarily due to the decrease of the U.S. dollar against certain other currencies.

The foreign currency transaction loss relates to foreign currency denominated debt where hedge accounting is applicable only for interest rate risk. The increase for the three and nine months ended December 31, 2004 compared to the same periods in the prior year was primarily due to the decrease of the U.S. dollar against certain other currencies.

The decrease in the fair value of non-designated and de-designated hedges of $76 million and $117 million for the three and nine months ended December 31, 2004, respectively, is primarily due to the application of the Company’s de-designation strategy. Rather than electing hedge accounting treatment for these derivatives, the Company allows the derivative mark-to-market movements to offset each other.

The correction of the accounting for hedging basis differences resulted in a $14 million cumulative adjustment during the three and nine months ended December 31, 2004. Additionally, the correction of the accounting for foreign currency transaction gains and losses on ineffective and de-designated notes and loans payable resulted in a $3 million cumulative adjustment during the three and nine months ended December 31, 2004.

Refer to the “Use of Derivative Instruments” section in the Company’s Amended Annual Report on Form 10-K/A for the year ended March 31, 2004 for further discussion about the Company’s use of derivatives.

Investment and Other Income The following table summarizes the Company’s investment and other income:

	Three Months Ended December 31,		% Change	Nine Months Ended December 31,		% Change

	2004	2003		2004	2003

	(Dollars in millions)			(Dollars in millions)

Gain from securitization of
finance receivables	$—	$—	—	$—	$30	(100%)
Income from retained interests	11	21	(48%)	40	51	(22%)
Servicing fee income	5	12	(58%)	20	35	(43%)

Investment income from
securitizations	16	33	(52%)	60	116	(48%)

Investment income from
marketable securities	11	8	38%	23	22	5%
Realized gains on marketable
securities	1	4	(75%)	7	8	(13%)
Other income	—	—	—	1	—	—

Investment and other income	$28	$45	(38%)	$91	$146	(38%)

Gain from securitization of finance receivables decreased for the nine months ended December 31, 2004 compared to the same period in the prior year because no securitization transactions were executed during the nine months ended December 31, 2004, compared to one securitization transaction executed during the same period in the prior year.

Income from retained interests and servicing fee income for the three and nine months ended December 31, 2004 decreased when compared with the same periods in the prior year due to a reduction in the average outstanding balance of securitization pools as a result of the amortization of the related receivables. The outstanding balance of securitized retail finance receivables serviced by the Company decreased from $4,538 million at March 31, 2004 to $2,360 million at December 31, 2004.

At December 31, 2004, there were no marketable securities in the Company’s available for sale portfolio with material unrealized losses that have been in an unrealized loss position for more than a year.

Operating and Administrative Expenses

	Three Months Ended December 31,		% Change	Nine Months Ended December 31,		% Change

	2004	2003		2004	2003

	(Dollars in millions)			(Dollars in millions)

Employee expenses	$75	$64	17%	$211	$185	14%
Operating expenses	97	80	21%	268	242	11%

Total operating and
administrative expenses	$172	$144	19%	$479	$427	12%

The increase in operating and administrative expenses for the three and nine months ended December 31, 2004 compared to the same periods in the prior year was primarily due to an increase in employee and operating expenses related to new technology development and additional employee expenses incurred to support overall business growth. The Company expects operating and administrative costs to continue to increase as a result of costs incurred under its technology initiatives and general business growth; however, expenses as a percentage of average earning assets are expected to be consistent with fiscal 2004. As described in the “Overview” section in the Company’s Amended Annual Report on Form 10-K/A for the year ended March 31, 2004, the Company launched a multi-year initiative to replace its major legacy transactions systems. The Company has completed the replacement of its insurance claims processing module during the third quarter of fiscal 2005, and is targeting the replacement of its wholesale transaction system during the fourth quarter of fiscal 2005.

Selected Insurance Operations Results

The general financial condition and operating expenses of the insurance segment are included in the foregoing discussion of the overall financial condition and results of operations of the Company. Certain revenues and expenses specific to the Company’s insurance operations are discussed below.

	Three Months Ended December 31,		% Change	Nine Months Ended December 31,		% Change

	2004	2003		2004	2003

	(Dollars in millions)			(Dollars in millions)

Insurance premiums earned and
contract revenues	$63	$53	19%	$185	$156	19%
Insurance losses and loss
adjustment expenses	$29	$28	4%	$88	$83	6%

Agreement volume (units)	272,000	241,000	13%	840,000	774,000	9%
Agreements in force (units)	3,332,000	2,934,000	14%	3,332,000	2,934,000	14%

Insurance premiums earned and contract revenues from insurance operations increased for the three and nine months ended December 31, 2004 when compared to the same periods in the prior year primarily due to increased contract volume and increases in total agreements in force.

Tax Related Contingencies

In the normal course of business, the Company’s tax filings are examined by various tax authorities, including the Internal Revenue Service (“IRS”). During the quarter ended December 31, 2004, the IRS concluded its examination of the tax years related to fiscal 1992 through fiscal 1996. The preliminary results of this examination are that the Company believes it will receive a refund for the years under audit. The conclusions in the settlement offer from the IRS are pending approval by the Congressional Joint Committee on Taxation and the Commissioner of the IRS. Management expects a tax refund up to a maximum of $44 million with associated interest income assessed on the amount. The amount of interest income could range from $25 million to $40 million. If received, the tax refund will increase the Company’s cash position and deferred tax liability in the Consolidated Balance Sheet. No amounts have been recorded for the expected refund and interest payments due to the pending approval of the Commissioner of the IRS.

Subsequent to December 31, 2004, the Congressional Joint Committee on Taxation and the IRS Commissioner approved the conclusions in the settlement offer; however, the amount of the settlement has not been finalized.

LIQUIDITY AND CAPITAL RESOURCES The following table summarizes the outstanding components of the Company’s funding sources:

	December 31, 2004	March 31, 2004

	(Dollars in millions)

Commercial paper	$11,838	$8,094
Unsecured term debt [1]	28,851	28,534
Securitized debt	—	226

Total notes and loans payable	40,689	36,854
Off-balance sheet securitization	2,252	4,121

Total funding	$42,941	$40,975

1	Includes FAS 133 and FAS 52 adjustments on debt in designated and de-designated hedge relationships of $2,579 million and $1,915 million at December 31, 2004 and March 31, 2004, respectively, as described in Note 7 of the Consolidated Financial Statements.

The Company does not rely on any one source of funding and may choose to realign its funding activities depending upon market conditions, relative costs, and other factors. The Company believes that these funding sources, combined with operating and investing activities, will provide sufficient liquidity to meet future funding and business growth requirements.

For liquidity purposes, the Company holds cash in excess of its immediate funding needs. These excess funds are invested in short-term highly liquid and investment grade money market instruments. The Company maintained excess funds ranging from $342 million to $1,722 million during the quarter ended December 31, 2004, with an average balance of $1,140 million.

Commercial Paper

Commercial paper outstanding under the Company’s commercial paper programs ranged from $8,518 million to $11,861 million for the quarter ended December 31, 2004, with an average outstanding balance of $9,916 million. The Company’s commercial paper programs are supported by the liquidity facilities discussed later in this section. As an issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”) and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), the Company believes there is ample capacity to meet its short-term liquidity requirements.

Unsecured Term Debt The following table summarizes the components of the Company’s unsecured term debt at par value:

	Balance at March 31, 2004 [1]	Issued during nine months ended December 31, 2004	Matured during nine months ended December 31, 2004	Balance at December 31, 2004 [1]

	(Dollars in millions)
U.S. dollar medium term notes
(“MTNs”) and domestic bonds	$10,188	$2,187	$2,487	$9,888
Euro MTNs (“EMTNs”)	13,751	1,708	1,957	13,502
Eurobonds	2,428	391	—	2,819

Total unsecured term debt	$26,367	$4,286	$4,444	$26,209

1	Amounts represent par values and as such exclude basis adjustments, unamortized premium/discount, and foreign currency transaction adjustment.

All unsecured term debt was issued with original maturities ranging from greater than one year to approximately fifteen years. The remaining maturities of unsecured term debt outstanding at December 31, 2004 ranged from less than one year to approximately fifteen years.

The Company maintains a $15,021 million shelf registration with the SEC to provide for the issuance of debt securities in the U.S. capital markets, under which $11,760 million was available for issuance at January 31, 2005. Under the Company’s EMTN program, which provides for the issuance of debt securities in the international capital markets, the maximum aggregate principal amount authorized to be outstanding at any time is $20,000 million or the equivalent in other currencies, of which approximately $6,461 million was available for issuance at January 31, 2005. The U.S. dollar and Euro MTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, the Company may issue bonds in the international capital markets that are not issued under its U.S. Dollar and Euro MTN programs. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company filed amended filings with the SEC to reflect adjustments to its Consolidated Financial Statements as of March 31, 2004 and 2003 and for each of the fiscal years in the three year period ended March 31, 2004. During January 2005, the Company resumed issuing debt under the U.S. dollar MTN program. The Company also resumed issuing debt under its EMTN program after the amended filings were filed with the United Kingdom Listing Authority.

Securitization

The Company’s securitization program represents an additional source of liquidity, as the Company currently owns over $27,327 million in potentially securitizable retail finance receivables. The Company currently maintains a shelf registration with the SEC relating to the issuance of securities secured by retail finance receivables. The Company did not execute any securitization transactions during the nine months ended December 31, 2004. As of January 31, 2005, approximately $6,169 million remained available for issuance under the registration statement. Refer to the “Off-Balance Sheet Arrangements” section in the Company’s Amended Annual Report on Form 10-K/A for the year ended March 31, 2004 for further discussion about the Company’s securitization program.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, the Company maintains syndicated bank credit facilities with certain banks. During the second quarter of fiscal 2005, the Company renewed and decreased its 364-day syndicated bank credit facilities from $4,000 million to $2,100 million and renewed and increased its 5-year syndicated bank credit facilities from $1,400 million to $4,200 million.

The following table summarizes the Company’s credit facilities:

	TMCC		TCPR		Total

	December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004	December 31, 2004	March 31, 2004

	(Dollars in millions)
364-day syndicated
bank credit facilities
- committed	$1,967	$3,600	$133	$400	$2,100	$4,000
5-year syndicated
bank credit facility -
committed	3,933	1,400	267	—	4,200	1,400
Letters of credit facilities
- uncommitted	55	55	—	—	55	55

Total credit facilities	$5,955	$5,055	$400	$400	$6,355	$5,455

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at December 31, 2004 and March 31, 2004. No amounts were drawn on the committed facilities as of December 31, 2004 and March 31, 2004.

The syndicated bank credit facilities do not contain any material adverse change clauses or restrictive financial covenants that would limit the ability of the Company or TCPR to borrow under their respective facilities.

Credit Ratings

As of January 31, 2005, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

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

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

A detailed description of the Company’s securitization funding program is included in the Company’s Amended Annual Report on Form 10-K/A for the year ended March 31, 2004.

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to certain bond obligations related to certain affiliates. TMCC receives an annual fee of $102,000 for guaranteeing such payments. TMCC has also guaranteed the payments of principal and interest of an offshore bank loan of an international affiliate. This guarantee was terminated in January 2005. The nature, business purpose, and amounts of these guarantees are described in Note 9 – Commitments and Contingencies of the Consolidated Financial Statements. Other than the fee discussed above, there are no corresponding expenses or cash flows arising from the Company’s guarantees, nor are any amounts recorded as liabilities on the Company’s Consolidated Balance Sheet.

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of December 31, 2004, the Company does not believe it is probable that it will have to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of December 31, 2004.

Receivable Repurchase Obligations

The Company sells discrete pools of retail finance receivables to wholly owned consolidated bankruptcy remote special purpose entities (“SPEs”). TMCC makes certain representations and warranties to the SPEs, and the SPEs make corresponding representations and warranties to securitization trusts, relating to receivables sold in securitization transactions. TMCC and the SPEs may be required to repurchase any receivable in the event of a breach of a representation and warranty relating to the receivable that would materially and adversely affect the interest of the SPEs, or any securitization trust, as applicable. In addition, TMCC, as the servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer with respect to any receivable that would materially and adversely affect the interest of any securitization trust or of certain extensions or modifications of a receivable as to which TMCC, as the servicer, does not commit to make advances to fund reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable plus any accrued interest thereon. These provisions are customary in the securitization industry. No receivables were repurchased under these provisions during the nine months ended December 31, 2004.

Advancing Requirements

As a servicer of receivables sold through securitization, TMCC is required to advance delinquent obligor payments to the applicable securitization trust to the extent it believes such advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for any outstanding advances from collections on all receivables before making other required payments. These provisions are customary in the securitization industry. Advances outstanding at December 31, 2004 totaled $6 million.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following:

•	changes in demand for Toyota and Lexus products

•	changes in economic conditions

•	a decline in the market acceptability of leasing or retail financing

•	the effect of competitive pricing on interest margins

•	changes in vehicle and component pricing due to the appreciation of the Japanese yen against the U.S. dollar

•	the effect of governmental actions

•	changes in tax laws or the Company’s tax position

•	the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing changes in vehicle returns and net losses incurred at lease maturity

•	the continuation of, and if continued, the level and type of special programs offered by TMS

•	the ability of the Company to successfully access the U.S. and international capital markets

•	the effect of any NRSRO actions

•	increases in market interest rates or other changes in costs associated with the Company’s debt funding

•	implementation of new technology systems or failure to successfully implement the Company’s disaster recovery program

•	the effectiveness of the Company’s internal control or financial systems, or a failure of internal control resulting in a loss

•	the effectiveness of the Company’s internal control over financial reporting resulting in an error in the Company’s financial statements or disclosures

•	continuation of factors causing changes in delinquencies and credit losses

•	changes in the fiscal policy of any government agency which increases sovereign risk

•	monetary policies exercised by the European Central Bank and other monetary authorities

•	effect of any military action by or against the U.S., as well as any future terrorist attacks, including any resulting effect on general economic conditions, consumer confidence and general market liquidity

•	with respect to the effect of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company’s evaluation of the possible liability from existing litigation

•	with respect to financial reporting disclosure matters, the discovery of facts not presently known to the Company or management that may be discovered in connection with its ongoing review of internal controls over financial reporting

•	inability of a party to the Company’s syndicated credit facilities or credit support agreements to perform when required

•	losses resulting from default by any vehicle or industrial equipment dealers to which the Company has a significant credit exposure

•	default by any counterparty to a derivative contract

•	performance under any guaranty or comfort letter issued by the Company

•	changes in legislation and new regulatory requirements

•	changes in the current political, economic and regulatory risk in Argentina and related impact on its economy and monetary and fiscal policies

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

NEW ACCOUNTING STANDARDS

In October 2004, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information,” in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF 04-10”). EITF 04-10 clarifies the requirements for operating segment aggregation and will likely be effective for fiscal periods beginning after March 15, 2005. The implementation of EITF 04-10 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financial statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period greater than one year. The implementation of EITF 03-13 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the SEC issued Release No. 33-8518, “Asset-Backed Securities” (“Reg. AB”), which includes new and amended rules and forms to address comprehensively the registration, disclosure and reporting requirements for asset-backed securities (“ABS”) under the Securities Act of 1933 and the Securities Exchange Act of 1934. The release provides tailored disclosure guidance and requirements for filings involving ABS. Reg. AB is effective as of March 8, 2005, and applies to ABS issued after December 31, 2005. Existing ABS will not be subject to the new requirements. The implementation of Reg. AB is not expected to have a material impact on the Company’s consolidated financial statements.

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

The VaR of the Company’s portfolio as of and for the nine months ended December 31, 2004 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates is as follows:

	As of December 31, 2004	Average for the Nine Months Ended December 31, 2004

Mean portfolio value	$9,394 million	$8,368 million
VaR	$95 million	$74 million
Percentage of the mean portfolio value	1.01%	0.88%
Confidence level	95%	95%

	As of March 31, 2004	Average for the Year Ended March 31, 2004

Mean portfolio value	$7,448 million	$6,237 million
VaR	$47 million	$51 million
Percentage of the mean portfolio value	0.63%	0.82%
Confidence level	95.0%	95.0%

The Company’s calculated VaR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results that may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of the Company’s portfolio of financial instruments during the year. The increase in the mean portfolio value from March 31, 2004 to December 31, 2004 is primarily the result of an increase in fixed rate earning assets combined with a greater use of short-term debt financing.

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

A summary of the unrealized gains and losses on equity investments included in the Company’s other comprehensive income assuming a 10% and 20% adverse change in market prices is presented below:

	December 31, 2004	March 31, 2004

	(Dollars in millions)
Carrying value	$223	$132
Fair market value	$283	$176
Unrealized gain, net of tax	$37	$27
Estimated 10% adverse change, net of tax	$20	$16
Estimated 20% adverse change, net of tax	$2	$5

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

Counterparty Credit Risk

The Company enters into reciprocal collateral arrangements with certain counterparties to mitigate its exposure to the credit risk associated with the respective counterparty. A valuation of the Company’s position with the respective counterparty is performed at least once a month. If the market value of the Company’s net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of the counterparty’s net derivatives position with the Company exceeds a specified threshold, the Company is required to transfer cash collateral in excess of the threshold to the counterparty. As the Company’s ISDA Master Agreements with counterparties contain legal right of offset provisions, the collateral amounts are netted with derivative assets, which are included in other assets in the Consolidated Balance Sheet. At December 31, 2004, the Company held a net $1,374 million in collateral from counterparties.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at December 31, 2004, reduced by the effects of master netting agreements and collateral. At December 31, 2004, substantially all of the Company’s derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of “A” or better by NRSROs. The Company has not experienced a counterparty default and does not currently anticipate non-performance by any of its counterparties, and as such has no reserves related to non-performance as of December 31, 2004. In addition, many of the Company’s ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of the net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	December 31, 2004	March 31, 2004

Credit rating	(Dollars in millions)
AAA	$700	$1,027
AA	838	862
A	92	223
Non-rated entities[1]	(4)	17

Total net counterparty credit exposure	$1,626	$2,129

1	Exposure to various TMCC securitization trusts where the Company acts as a swap counterparty to the trust. Any exposure to floating rate obligations are generally swapped to pay fixed obligations.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and nine-month periods ended December 31, 2004 and 2003, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 22, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

The Company disclosed in its Quarterly Report on Form 10-Q for the period ended September 30, 2004, that prior financial results for certain periods had been restated primarily due to errors in the accounting related to incremental direct costs and incentive payments made to dealers, certain notes and loans payable, and unearned income related to finance receivables, net, and investments in operating leases, net.

That restatement of the Company’s financial results was fully set forth in the amendment to the Company’s annual report on Form 10-K/A for the year ended March 31, 2004 as filed with the Securities and Exchange Commission (“SEC”) on December 8, 2004 and the amendments to the Company’s quarterly reports on Form 10-Q/A for the quarterly periods ended December 31, 2003 and June 30, 2004 as filed with the SEC on December 16, 2004. The consolidated financial statements included in this Form 10-Q for the three and nine months ended December 31, 2003 and the fiscal year ended March 31, 2004 reflect the adjustments made in the amended filings referenced above.

In January 2005, The Company identified accounting errors primarily relating to its accounting for certain notes and loans payable and related derivative transactions as governed by Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“FAS 52”). These FAS 133 and FAS 52 errors were discovered in connection with the Company’s practice of reviewing its accounting policies on an ongoing basis. The Company completed its evaluation of the errors and determined that an adjustment to the Consolidated Balance Sheet was necessary to record the cumulative effect of these errors. These errors are more fully discussed below.

At adoption of FAS 133, the Company was required to adjust its notes and loans payable in designated hedge relationships to fair value subject to certain limitations based upon the fair value of the associated derivative instruments. The hedging basis differences primarily result from transition limitations on the amount of gains or losses that the Company could recognize at the time it adopted FAS 133 and differences between fair value and carrying value for previously ineffective hedge relationships. These hedging basis differences were not allowed to be recorded in the income statement under FAS 133 transition rules. In addition, because of changes in the fair value of notes and loans payable during periods when previously designated hedge relationships were ineffective, the fair value of notes and loans payable was different from their carrying value creating additional basis differences. After review of these basis differences, it was determined that the transition basis differences together with the differences between fair value and carrying value at the time the hedge relationships became effective should have been amortized into income on a level yield basis instead of being recognized at the times the notes and loans payable mature.

The Company records foreign exchange transaction gains and losses associated with changes in the relationship between the local and functional reporting currency for notes and loans payable denominated in foreign currencies. The Company determined that it was inappropriately amortizing the cumulative foreign exchange transaction gains and losses for previously designated hedge relationships that became ineffective rather than continuing to carry them as basis adjustments to maturity. Further, debt issue costs associated with foreign currency denominated notes and loans payable were amortized using their functional reporting equivalent value on term notes and loans payable. The Company determined that such debt issue costs should have been amortized in the local currency and then converted to the functional reporting currency.

The Company uses derivative contracts to hedge foreign currency exposure on foreign currency denominated notes and loans payable and to hedge interest rate exposure. It does not use derivatives for trading purposes. The errors, when corrected, did not affect the Company’s operating cash flows or cash position or the Company’s ability to repay outstanding debt obligations as they become due.

The Company also identified an error in the accounting for gains recognized upon the sale of securitized receivables. The Company has historically retained certain beneficial interests in each securitization transaction. The Company incorrectly excluded those retained beneficial interests in the allocation of carrying values for the purpose of calculating the gain on sale. The cumulative impact of these errors resulted in an increase in investment and other income and a corresponding increase in investments in marketable securities.

As a result of the findings discussed above, the Company determined that adjustments are necessary to the Company’s Consolidated Financial Statements as of and for the three and nine month periods ended December 31, 2004 to record the cumulative effect of these errors. The adjustments described above resulted in a cumulative decrease in interest expense and an increase in investment and other income and net income in the Consolidated Statements of Income for the three and nine months ended December 31, 2004, as well as a decrease in notes and loans payable and an increase in deferred income taxes and retained earnings in the Consolidated Balance Sheet as of December 31, 2004. The adjustments to the Consolidated Financial Statements resulted in differences in the timing of revenue and expense recognition, but did not affect the Company’s cash position or previously reported operating and total cash flows. These adjustments are reflected in this Quarterly Report on Form 10-Q for the period ended December 31, 2004. Refer to Note 2 to these financial statements for an analysis of the impact of these adjustments to the Company’s financial results.

Management’s Evaluation of Internal Controls over Financial Reporting

In light of the restatement discussed in the Company’s September 30, 2004 Form 10-Q and the additional errors noted in the current quarter, the Company believes that material weaknesses existed in its internal controls over financial reporting in the following areas:

•	The design and review of revenue recognition policies, particularly in the areas of incremental direct costs and incentive payments made to dealers associated with the acquisition of retail and vehicle lease contracts.

•	The policies and procedures necessary to ensure accurate measurement of estimates and recording of amounts over the life of the retail and vehicle lease contracts and in the structure and design of related financial information systems.

•	The application of FAS 133 and FAS 52 as it relates to the determination and amortization of hedging basis differences and foreign currency transaction gains and losses on notes and loans payable, adjustments for debt issuance costs, and premiums and discounts.

•	The underlying technology systems used to support the complexity of FAS 133 accounting for derivatives and hedging activities.

•	The policies and procedures supporting the accounting for, and reporting and monitoring of, derivatives and hedging activities.

•	The financial reporting and determination of gain on sale accounting related to securitization of receivable contracts, particularly in the application of the accounting guidance to properly determine the gain on sale of securitized receivables.

Remediation Efforts

As a result of the material weaknesses identified above the Company continues to devote significant resources to revising its policies, procedures, and financial information systems to comply with the methods required by GAAP related to revenue recognition to ensure accurate measurement of estimates and recording of amounts associated with the acquisition of retail and vehicle lease contracts and dealer incentive and rate participation payments at acquisition and over the life of the contracts. In addition, the Company hired a new Corporate Manager and Chief Accounting Officer, who joined the Company in November 2004. The Company also appointed a manager dedicated to the valuation of and accounting for deferred fees and costs, who assumed his duties in December 2004, and hired a manager dedicated to the development, documentation, and proper application of the Company’s accounting policies (the “Accounting Policies Manager”), who will join the Company in the first quarter of fiscal 2006. The accounting policies group in conjunction with the marketing group now reviews new marketing and related programs to ensure proper application of accounting policies and practices. The Company also completed the development of financial models for calculating incremental direct cost and fee amortization. The Company is currently reviewing existing systems to confirm that proper calculations are used and anticipates completing its systems review by the end of fiscal year 2005.

Upon identifying the material weaknesses relating to derivatives and hedging activities, the Company also launched a comprehensive review of its accounting policies for its notes and loans payable and related derivatives and made the necessary changes to those policies. The Company’s newly hired Accounting Policies Manager, having expertise in the application of FAS 133 and FAS 52, will assist in improving the infrastructure necessary to ensure the proper accounting for the Company’s derivatives portfolio, including systems, processes and controls. Management believes that existing policies and procedures combined with heightened management oversight and review and its current technology systems are sufficient to accurately account for current transactions. However, the Company intends to further improve its policies, procedures and systems in this area to enhance internal controls and to increase efficiencies. In particular, the Company intends to upgrade its technology systems to replace manual processes with automated system processes and controls. The Company has launched an initiative to identify a new treasury accounting system to support the accounting for its notes and loans payable and automate the accounting for its derivatives portfolio. Management anticipates identifying the new technology system to enhance controls by September 30, 2005.

In conjunction with identifying and implementing new technology, the Company intends to reevaluate its processes around forecasting derivative and hedging results and the uses of such forecasts as a control. The Company will also reevaluate its supervisory and review controls as they relate to financial reporting of derivatives and hedging activities. The Company also intends to develop a set of analytical tools to enhance the closing process and help ensure accuracy of such financial results. The Company anticipates having these processes and controls developed and implemented by March 31, 2005.

The Company also identified an error in the calculation of gains relating to the securitization of receivables. The Company changed its staff responsible for securitization accounting several quarters ago and employed different personnel with the required level of expertise. No new transactions have occurred since that time. Management believes that the current staff has the appropriate training and experience to ensure that such errors do not recur in the future. Further, the Company is in the process of upgrading its securitization accounting systems.

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

The Company has committed significant resources to address the internal control deficiencies identified to date. However, many of the remediation efforts deemed desirable by management have not yet been fully implemented. It will take additional time to complete implementation and realize the benefits of these actions. The Company will continue to evaluate the effectiveness of its disclosure controls and procedures and internal controls over financial reporting on an ongoing basis. However, new problems could be identified in the future, and the Company will take further action and implement improvements where necessary.

The Company is also currently in the process of reviewing and formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Changes have been and will be made to the Company’s internal controls over financial reporting as a result of these efforts. Other than the changes discussed above, there was no change in the Company’s internal control over financial reporting identified in connection with the disclosure controls and procedures evaluation referred to above during the most recent fiscal quarter covered by this quarterly report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis, and will take further action as appropriate.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company’s business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims. However, based on information currently available, the advice of counsel, and established reserves, in the opinion of management, the ultimate liability resulting therefrom will not have a material adverse effect on the Company’s consolidated financial position or results of operations. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company’s expectations and beliefs concerning future events. The Company cautions that its discussion of legal proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company’s evaluation of the possible liability from existing litigation.

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

Litigation is subject to many uncertainties and the outcome is not predictable. It is possible that the matters described above could be decided unfavorably to the Company. Although the amount of liability as of the date of this filing with respect to these matters cannot be ascertained, management believes that any resulting liability will not materially affect the Company’s consolidated financial statements.

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

See Exhibit Index on page 58.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
———————————————————
(Registrant)

Date: February 22, 2005	By /S/ GEORGE E. BORST
—————————————

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2005	By /S/ JOHN F. STILLO
———————————

John F. Stillo
Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(3)

4.1	Amendment No. 2 to the Fourth Amended and Restated Agency Agreement, dated September 29, 2004, among TMCC, JPMorgan Chase Bank and JPMorgan Bank Luxembourg, S.A.	(4)

———————
(1)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Registration Statement on Form S-1, File No. 33-22440.

(2)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-K for the year ended September 30, 1989, Commission File No. 1-9961.

(3)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-Q for the quarter ended December 31, 2000, Commission File No. 1-9961.

(4)	Incorporated herein by reference to Exhibit 4.3(c) filed with the Company’s Current Report on Form 8-K dated October 4, 2004, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.1	364-Day Credit Agreement Dated as of July 30, 2004 among Toyota Motor Credit Corporation and Toyota Credit de Puerto Rico Corp., as the Borrowers, Citicorp USA, Inc., as Administrative Agent, and The Other Lenders Party Hereto	(5)

10.2	Five-Year Credit Agreement Dated as of July 30, 2004 among Toyota Motor Credit Corporation and Toyota Credit de Puerto Rico Corp., as the Borrowers, Citicorp USA, Inc., as Administrative Agent, and The Other Lenders Party Hereto	(5)

10.3	Fiscal Year 2005 Form of Option Agreement for the Grant of Options to Acquire the Common Stock of Toyota Motor Corporation *	(5)

10.4	Master Services Agreement Dated as of November 19, 2004 between TMCC and Toyota Financial Savings Bank, a Nevada Thrift Company.	(5)

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed Herewith

15.1	Report of Independent Accountants	Filed Herewith

15.2	Letter regarding unaudited interim financial information	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

———————
(5)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-9961.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.
- 59 -