Form 10-K
period 2005-03-31
TOYOTA MOTOR CREDIT CORP
filed 2005-06-21
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _______

Commission file number 1-9961

TOYOTA MOTOR CREDIT CORPORATION

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3775816 (I.R.S. Employer Identification No.)

19001 S. Western Avenue Torrance, California (Address of principal executive offices)	90509 (Zip Code)
Registrant's telephone number, including area code:	(310) 468-1310

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Three Month LIBOR Minus 0.03% Medium-Term Notes Due December 22, 2005	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

2.80% Fixed Rate Notes due 2006

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                      Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes	No X

As of April 30, 2005, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Documents incorporated by reference:     None

TOYOTA MOTOR CREDIT CORPORATION

FORM 10-K

For the fiscal year ended March 31, 2005

INDEX

PART I	3

PART II	17

PART III	112

ITEM 10. Directors and Executive Officers of the Registrant	112
ITEM 11. Executive Compensation	115

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related

PART IV	122

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

The Company provides a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers. The Company also provides finance products to commercial and industrial equipment dealers (“industrial equipment dealers”) and their customers. The Company’s products fall primarily into the following finance and insurance product categories:

•	Finance - The Company provides a broad range of finance products including retail financing, leasing, and dealer financing to vehicle and industrial equipment dealers and their customers.

•

Insurance - Through a wholly owned subsidiary, the Company provides marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers. The Company also provides coverage and related administrative services to certain affiliates.

The Company supports growth in earning assets through funding obtained in the capital markets as well as funds provided by operating activities. Refer to the “Liquidity and Capital Resources” section of Item 7., “Management Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for a detailed discussion of the Company’s funding activities. A more detailed description of the products and services offered by the Company is contained within this Business section. Refer to Note 16 – Segment Information of the Notes to Consolidated Financial Statements for financial information including assets, revenues, and net income generated by these segments.

The Company primarily acquires and services finance, lease and insurance contracts from vehicle dealers through 30 dealer sales and services offices (“DSSOs”) and three customer service centers (“CSCs”) and from industrial equipment dealers through a corporate department located at the Company’s headquarters in Torrance, California. The DSSOs primarily support vehicle dealer financing needs by providing services such as acquiring finance and lease contracts from vehicle dealers, financing inventories, and financing other dealer activities and requirements such as business acquisitions, facilities refurbishment, real estate purchases and working capital requirements. The DSSOs also provide information and support for the Company’s finance and insurance products sold in the United States (excluding Hawaii) (“U.S.”) The CSCs support customer account servicing functions such as collections, lease terminations, and administration of retail and lease customer accounts. The Central region CSC also supports insurance operations by acquiring insurance contracts, providing customer service, and handling claims processing. Refer to “Item 2., Properties” for information on the geographical location of the DSSOs and CSCs.

Public Filings

The Company’s filings with the Securities and Exchange Commission (“SEC”) may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings may also be found by accessing the SEC website (http://www.sec.gov). The SEC website contains reports, registration statements, proxy and information statements and other information regarding issuers that file electronically with the SEC. A link to the SEC website is also contained on the Company’s website (http://www.toyotafinancial.com) under “Investor Relations”. The Company will make available, without charge, electronic or paper copies of its filings upon written request to:

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

Geographic Distribution of Operations

The Company’s primary finance and insurance operations are located in the U.S. and the Commonwealth of Puerto Rico with earning assets principally sourced through Toyota and Lexus vehicle dealers. Prior to fiscal 2005, the Company also conducted business in Mexico and Venezuela through wholly owned subsidiaries and held a minority interest in a TFSC majority-owned subsidiary in Brazil. On April 1, 2004, the Company transferred substantially all of its interests in the Mexican and Venezuelan subsidiaries and its holdings in the Brazilian subsidiary to TFSA. Refer to Note 1 for further discussion of the terms and conditions of the transfer. The combined assets, liabilities and net losses of the Company’s international subsidiaries totaled less than 1% of each of the consolidated assets, liabilities and net income of the Company as of and for fiscal 2004 and 2003. The Company also holds minority interests of less than $1 million in Toyota Credit Argentina S.A. and Toyota Compania Financiera de Argentina S.A., both TFSA majority-owned subsidiaries in Argentina.

As of March 31, 2005, approximately 23% of managed vehicle retail and lease assets were located in California, 8% in Texas, 7% in New York, and 5% in New Jersey. The concentration of the remaining vehicle retail and lease assets is spread throughout the other 45 serviced states. Any material adverse changes to California’s, Texas’, New York’s or New Jersey’s economy could have an adverse effect on the Company’s financial condition and results of operations.

Risk Factors

The Company is exposed to certain risks and uncertainties that could have a material adverse impact to the Company’s financial condition and operating results:

Residual Value Risk

Residual value risk is the risk that the estimated residual value at lease origination will not be recoverable. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to the Company. A higher rate of vehicle returns exposes the Company to greater risk of loss at lease termination. Refer to the “Results of Operations - Residual Value Risk” section of the MD&A for further discussion regarding the Company’s exposure to this risk.

Credit Risk

Credit risk is the risk of loss arising from the failure of a customer or dealer to meet the terms of any contract with the Company or otherwise fail to perform as agreed. Refer to the “Results of Operations - Credit Risk” section of the MD&A for further discussion regarding the Company’s exposure to this risk.

Liquidity Risk

Liquidity risk is the risk arising from the inability of the Company to meet obligations when they come due in a timely manner. The Company’s liquidity strategy is to maintain the capacity to fund the acquisition of assets and repay liabilities in a timely and cost-effective manner under adverse market conditions. Refer to the “Liquidity and Capital Resources” section of the MD&A for further discussion regarding the Company’s exposure to this risk.

Market Risk

Market risk is the risk that changes in market interest rates or prices will negatively impact the Company’s income, capital, and market value. Policies governing market risk exposure are established and periodically reviewed by the Company’s senior management as conditions warrant. The Company uses derivative instruments, along with other tools and strategies, to manage its market risk. The Company has established procedures to ensure that the Company’s risk management, including its use of derivatives, is in accordance with the Company’s policy framework. Refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding the Company’s exposure to this risk.

Operational Risk

Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes, systems or internal controls, theft, fraud, or natural disaster. Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, inappropriate behavior of or misconduct by the Company’s employees or those contracted to perform services for the Company, and vendors that do not perform in accordance with their contractual agreements. These events can potentially result in financial losses or other damages to the Company, including damage to the Company’s reputation.

The Company relies on internal and external information and technological systems to manage the Company’s operations and is exposed to risk of loss resulting from breaches in the security or other failures of these systems. Additionally, the replacement of the Company’s major legacy transaction systems and the migration of the Company’s data center as part of the technology initiative discussed in the “Results of Operations – Operating and Administrative Expenses” section of the MD&A could have a significant impact on the Company’s ability to conduct its core business operations and increase the Company’s risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information and transaction systems.

In order to monitor and manage operational risk, the Company maintains a framework of internal controls designed to provide a sound and well-controlled operational environment. However, as discussed more fully in Item 9A., “Controls and Procedures”, during fiscal 2005, the Company discovered certain material weaknesses in its internal controls that resulted in the restatement of the Company’s financial statements in the second quarter of fiscal 2005 and a cumulative adjustment in the third quarter of fiscal 2005. These matters are more fully discussed in the Company’s quarterly reports on Form 10-Q for the periods ended September 30, 2004 and December 31, 2004, respectively. The Company’s remediation efforts with respect to these material weaknesses are described in Item 9A., “Controls and Procedures”. The Company will continue to evaluate the effectiveness of its internal controls over financial reporting on an ongoing basis. However, due to the complexity of the Company’s business, the existence of material weaknesses along with the final determination regarding the effectiveness of steps taken to remediate material weaknesses in its internal controls and procedures, and the challenges inherent in implementing control structures across global organizations, new problems could be identified in the future, and management can provide no assurance that these problems will not have a material effect on the Company’s operations.

The Company strives to maintain appropriate levels of operational risk relative to its business strategies, competitive and regulatory environment, and markets in which it operates. The Company also maintains appropriate levels of insurance coverage for those operating risks that can be mitigated through the purchase of insurance. Notwithstanding these control measures and insurance coverages, the Company remains exposed to operational risk. However, while the Company’s approach to operational risk management is intended to mitigate such losses, management can provide no assurance that these problems will not have a material effect on the Company’s operations.

Regulatory Risk

Regulatory risk is the risk arising from the failure to comply with applicable regulatory requirements and the risk of liability and other costs imposed under various laws and regulations, including changes in legislation and new regulatory requirements. Refer to the "Regulatory Environment" section of this Business section for further discussion of the Company's exposure to this risk.

Counterparty Credit Risk

Counterparty credit risk is the risk that a counterparty may fail to perform on its contractual obligations in a derivatives contract. Refer to Item 7.A, “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding the Company’s exposure to this risk.

Sales of Toyota and Lexus Vehicles

The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles and its ability to offer competitive financing in the U.S. Toyota Motor Sales, U.S.A., Inc. (“TMS”), an affiliate of the Company, is the primary distributor of Toyota and Lexus vehicles in the U.S. TMS also sponsors special rate retail financing and lease (“subvention”) programs offered by the Company in the U.S. on certain new and used Toyota and Lexus vehicles. The level of subvention varies based on TMS’s marketing strategies, economic conditions, and volume of vehicle sales. Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, changes in the level of TMS sponsored subvention programs, increased competition, or changes in pricing of imported units due to currency fluctuations or other events could impact the level of finance and insurance operations of the Company. To date, the level of sales of Toyota and Lexus vehicles has not restricted the Company’s operations. Refer to the “Relationships with Affiliates” section in this Business section and Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further discussion regarding the Company’s relationship with TMS.

Factors Affecting Earnings Growth

The Company’s ability to continue to maintain its earnings growth is subject to a variety of factors, including changes in the overall market for retail financing, leasing or dealer financing, changes in the level of sales of Toyota and Lexus vehicles in the U.S., rates of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rates of default by its customers, changes in the U.S. and international funding markets, the used vehicle market, levels of operating and administrative expenses, including, but not limited to, personnel costs and technology costs, general economic conditions in the U.S. and other factors. Refer to “Competition” and “Regulatory Environment” in this Business section for discussion regarding the Company’s exposure to risk of loss resulting from the competitive and regulatory environments. Refer to the MD&A for discussion of the Company’s exposure to credit risk and expectations regarding operating and administrative expenses. Refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding the Company’s exposure to market risk.

Competition

The Company operates in a highly competitive environment. Increases in competitive pressures could have an adverse impact on the Company’s contract volume, market share, revenues, and margins. Refer to the “Competition” section of this Business section for further discussion of the competitive factors affecting the Company's business.

Concentration of Customer Risk

The Company is exposed to customer concentration risk in certain states, as well as in the aggregation of the outstanding receivable balances of its 25 largest customers. Factors adversely affecting the economy in these states or any of its large vehicle and industrial equipment dealer receivables could have an adverse effect on the Company’s consolidated financial position or results of operations. Refer to “Geographic Distribution of Operations” and “Finance Operations-Dealer Financing-Customer Concentration” in this Business section for further discussion regarding the Company’s exposure to this risk.

Credit Support

The Company’s credit ratings depend, in part, on the existence of the credit support arrangements discussed in the “Liquidity and Capital Resources-Credit Support Agreements” section of the MD&A and on the financial condition and operating results of TMC. Should the Company for any reason not have the benefit of these arrangements (or replacement arrangements acceptable to the rating agencies), the Company would expect that its credit ratings would be lower than its current ratings, leading to higher borrowing costs. However, the Company believes that the credit support arrangements will continue to be available.

Insurance Reserves

The Company’s insurance subsidiary is subject to the risk of loss if its reserves for unearned premium and service revenues on unexpired policies and contracts in-force are not sufficient. The risk associated with using historical loss experience as a basis for establishing earnings factors used to recognize revenue over the term of the contract or policy is that the timing of revenue recognition will materially vary from the actual loss development. The Company’s insurance subsidiary is also subject to the risk of loss if its reserves for reported losses, losses incurred but not reported and loss adjustment expenses are not sufficient. The risk associated with the projection of future loss payments is the assumption that historical loss development patterns will reasonably predict loss development patterns on existing agreements in force. Management mitigates the risks associated with the use of such estimates by using credentialed actuaries to evaluate the adequacy of its reserves, by periodically reviewing the methods used for making such estimates and by having experienced claims personnel actively manage the claim settlement process. Because the reserve establishment process is an estimate, actual losses may vary from amounts established in earlier periods. Refer to Note 2 of the Notes to Consolidated Financial Statements for further description of the reserve setting process.

Reinsurance Risk

Reinsurance risk is the risk that a reinsurer providing excess of loss reinsurance coverage to the Company’s insurance subsidiary will be unable to meet its obligations under the agreement. The Company mitigates this risk by holding letters of credit on behalf of the reinsurers which are available to the Company as collateral for reinsurance balances. In addition, the Company monitors the financial condition of its reinsurers and does not believe that it is exposed to any material credit risk.

FINANCE OPERATIONS

The Company provides retail financing, leasing, wholesale financing, and certain other financial products and services to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchised dealers and their customers in the U.S. and the Commonwealth of Puerto Rico as described under Item 1., “Business-General-Geographic Distribution of Operations”. The Company also offers financing for various industrial and commercial products such as forklifts, light and medium-duty trucks, and electric vehicles. Gross revenues related to transactions with industrial equipment dealers contributed 4%, 4% and 5% to total gross revenues for fiscal 2005, 2004 and 2003, respectively.

The table below summarizes the Company’s financing revenues by primary product.

	Years Ended March 31,

	2005	2004	2003

Percentage of total financing revenues:
Leasing [1]	57%	61%	64%
Retail financing	37%	34%	31%
Dealer financing	6%	5%	5%

Total financing revenues	100%	100%	100%

1

Leasing revenues are shown gross of depreciation on operating leases. Leasing revenues net of depreciation on operating leases represent 29%, 34%, and 40%, of total financing revenues net of depreciation on operating leases for fiscal 2005, 2004, and 2003, respectively.

Lease Financing

The Company acquires new vehicle and industrial equipment lease contracts originated primarily through Toyota and Lexus vehicle dealers and industrial equipment dealers. Lease contracts to be acquired are evaluated against the Company’s credit standards and, if approved, the Company acquires the lease contracts and concurrently assumes ownership of the leased vehicles or industrial equipment. The Company views its lease arrangements, including its operating leases, as financing transactions as it does not seek to re-lease the vehicles or equipment upon either default or at lease termination. The Company is responsible for contract administration and collection during the lease period. The Company uses a behavioral-based collection strategy to minimize risk of loss and employs various collection methods. The Company is permitted to take possession of vehicles or industrial equipment upon lessee default and has the right to enforce collection actions against the lessee. Upon default, the Company sells the vehicles or equipment through vehicle and industrial equipment dealers or auctions.

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

The Company may experience a higher risk of loss if customers fail to maintain required insurance coverage. The Company’s vehicle lease contracts require lessees to maintain minimum liability and physical damage insurance covering loss or damage to the leased vehicle in an amount not less than the full value of the vehicle. TMCC monitors ongoing insurance compliance only in vicarious liability states. Refer to the “Regulatory Environment” section of this Business section for further discussion of this issue.

Toyota Lease Trust, a Delaware business trust (the “Titling Trust”), acts as lessor and holds title to leased vehicles in specified states. This arrangement was established to facilitate a previously utilized lease securitization program. Lease contracts acquired by the Titling Trust from Toyota and Lexus vehicle dealers are serviced by TMCC in the same manner as lease contracts owned directly by the Company. The Company holds an undivided trust interest in lease contracts owned by the Titling Trust, and these lease contracts are included in the Company’s lease assets unless and until such time as the interests in the contracts are transferred in a securitization transaction. The Company does not presently have an active lease securitization program.

Retail Financing

The Company acquires new and used vehicle and industrial equipment finance contracts primarily from Toyota, Lexus and, to a lesser extent, other domestic and import franchised dealers and industrial equipment dealers. Finance contracts to be acquired are evaluated against the Company’s credit standards and, if approved, the Company acquires the finance contracts and a security interest in the vehicle or industrial equipment that is financed under the contract. Thereafter, the Company has responsibility for contract administration and collection. The Company uses a behavioral-based collection strategy to minimize risk of loss and employs various collection methods. Upon commencement of the contracts, the Company perfects its security interests through Uniform Commercial Code (“UCC”) filings in the vehicles or industrial equipment financed and has the right to repossess the assets if customers fail to meet contractual obligations and the right to enforce collection actions against the obligors under the contracts. Upon default, the Company sells the vehicles or industrial equipment through vehicle or industrial equipment dealers or physical auctions. Repossessed vehicles are sold through a variety of distribution channels, similar to the sale of vehicles returned at lease end. Refer to the “Results of Operations - Residual Value Risk” section of the MD&A for further discussion of the Company’s remarketing activities.

Substantially all of the Company's retail finance receivables are non-recourse to the vehicle and industrial equipment dealers, which relieves the vehicle and industrial equipment dealers from financial responsibility in the event of repossession.

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

Dealer Financing

Dealer financing is comprised of wholesale financing and other dealer loans.

Wholesale Financing

The Company provides wholesale financing, also referred to as floorplan financing, to vehicle and equipment dealers for inventories of new and used Toyota, Lexus and other vehicles and industrial equipment. The Company acquires a security interest in vehicles financed at wholesale, which the Company perfects through UCC filings, and these financings may be backed by corporate or individual guarantees from, or on behalf of, participating vehicle and industrial equipment dealers, dealer groups or dealer principals. In the event of vehicle or industrial equipment dealer default under a wholesale loan arrangement, the Company has the right to liquidate assets in which it has a perfected security interest and seek legal remedies pursuant to the wholesale loan agreement and any applicable guarantees.

TMCC and TMS have entered into an Amended and Restated Repurchase Agreement. This agreement states that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing. The Company also entered into similar agreements with Toyota Material Handling, U.S.A., Inc. (“TMHU”) and other domestic and import manufacturers. TMHU is the primary distributor of Toyota lift trucks in the U.S.

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

Customer Concentration

At March 31, 2005, the 25 largest aggregate outstanding vehicle and industrial equipment dealer receivables totaled $2,724 million, or 6% of net earning assets. Additionally, at March 31, 2005, the Company was committed to another $1,493 million under various funding facilities to these 25 largest vehicle and industrial equipment dealers or dealer groups, which, if entirely funded, would represent an additional 4% of net earning assets. All of these receivables were current as of March 31, 2005. Adverse changes in the business or financial condition of a vehicle or industrial equipment dealer or dealer group to whom the Company has extended a substantial amount of financing or commitments, in particular when the financing is unsecured or not secured by realizable assets, could result in a material adverse effect on the Company’s financial condition and results of operations.

INSURANCE OPERATIONS

TMCC markets its insurance products through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly owned subsidiary. The principal activities of TMIS and its wholly owned insurance company subsidiaries include marketing, underwriting, and claims administration related to covering certain risks of Toyota, Lexus, and other domestic and import franchise dealers and their customers. The primary business of TMIS consists of issuing vehicle service and maintenance contracts and guaranteed auto protection (“GAP”) agreements sold to customers by or through Toyota and Lexus vehicle dealers, and certain other domestic or import vehicle dealers. TMIS also provides coverage and related administrative services to certain affiliates of the Company.

Substantially all of the business conducted by TMIS is in connection with the sale of vehicles by related Toyota and Lexus vehicle dealers and certain other domestic or import vehicle dealers in the U.S. In addition, TMIS obtains a significant portion of vehicles service and maintenance contract business by providing limited warranty coverage to TMS on certain pre-owned vehicles. Changes in the volume of vehicle sales, changes in vehicle dealers’ utilization of programs offered by TMIS, or changes in the level of coverage purchased by TMS, could materially impact the level of TMIS operations. Gross revenues from insurance operations contributed 7%, 6% and 5% to total gross revenues for fiscal 2005, 2004 and 2003, respectively.

Products and Services

Vehicle Service Agreements (“VSA”), Certified Pre-owned, and GAP

Vehicle service contracts offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty. VSA coverage is available on Toyota and Lexus vehicles and other domestic and import vehicles. Certified pre-owned contracts offer coverage on Toyota and Lexus vehicles only. GAP insurance, or debt cancellation agreements, provides coverage for a lease or retail contract deficiency balance in the event of a total loss of the covered vehicle.

Wholesale Inventory

TMIS provides insurance to TMCC covering Toyota, Lexus and certain other domestic and import vehicle dealers’ inventory financed by TMCC. TMIS has obtained reinsurance on the inventory insurance policy covering the excess of certain dollar maximums per occurrence and in the aggregate. Through reinsurance, TMIS limits its exposure to losses by obtaining the right to reimbursement from the assuming company for the reinsured portion of losses.

Other Products and Administrative Services

TMIS administers various other products and programs including prepaid maintenance programs covering Toyota, Lexus and certain other domestic and import vehicles. TMIS also provides administrative services to certain affiliates of the Company as discussed in Item 1., “Business - Relationships with Affiliates”.

RELATIONSHIPS WITH AFFILIATES

The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles and its ability to offer competitive financing in the U.S. TMS is the primary distributor of Toyota and Lexus vehicles in the U.S. Automobiles and light trucks sold by TMS during fiscal 2005, 2004 and 2003 totaled 2.1 million units, 1.9 million units, and 1.8 million units, respectively. During fiscal 2005, 2004, and 2003, Toyota and Lexus vehicles accounted for approximately 12.5%, 11.4%, and 10.4%, respectively, of all retail automobile and light truck unit sales volume in the U.S.

Certain lease and retail financing programs offered by the Company on vehicles and industrial equipment are subvened by affiliates of the Company or other entities. TMS sponsors subvention programs on certain new and used Toyota and Lexus vehicles that result in reduced monthly payments to qualified retail and lease customers. Reduced monthly payments on certain Toyota industrial equipment to qualified lease and retail financing customers are subvened by various affiliates or other entities.

Subvention amounts received in connection with these programs typically approximate the amounts required by TMCC to maintain yields at a level consistent with standard program levels. The level of subvention program activity varies based on the Company’s and its affiliates’ marketing strategies, economic conditions, and level of vehicle sales. Subvention amounts received vary based on the mix of Toyota and Lexus vehicles and timing of programs and are earned over expected retail receivable and lease contract terms.

TMCC and TMS are parties to a Shared Services Agreement which covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided by each entity to the other. TMCC and TMS are also parties to an Amended and Restated Repurchase Agreement, which provides that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing. The Company is also a party to similar agreements with TMHU and other domestic and import manufacturers. TMHU is the primary distributor of Toyota lift trucks in the U.S. TMCC and Toyota Financial Savings Bank, a Nevada thrift company owned by TFSA (“TFSB”), are parties to a Master Services Agreement under which TMCC provides a number of administrative and other services to TFSB in exchange for TFSB’s willingness to make available certain financial products and services to TMCC’s customers and dealers. In June 2005, the Master Services Agreement between TMCC and TFSB was amended and restated to include a number of additional services to be provided to TFSB by TMCC and certain limited services to be provided to TMCC by TFSB. These agreements are further discussed in Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements.

Employees of TMCC, Toyota Credit de Puerto Rico Corp, and TMCC’s insurance subsidiaries are generally eligible to participate in the TMS pension plan, the Toyota Savings Plan sponsored by TMS, and various health and life and other post-retirement benefits sponsored by TMS, as discussed further in Note 12 – Pension and Other Benefit Plans of the Notes to Consolidated Financial Statements.

Credit support agreements were established between the Company and TFSC and TFSC and TMC. These agreements are further discussed in the “Liquidity and Capital Resources” section of the MD&A, Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements, and Item 13., Certain Relationships and Related Transactions.

TMIS provides administrative services to TMS which are discussed in Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements. In addition, TMIS provides various levels and types of insurance coverage to TMS, including the certified pre-owned program and various umbrella liability policies. Substantially all of the premiums received from TMS are ceded to various reinsurers.

COMPETITION

The Company operates in a highly competitive environment and competes with other financial institutions including national and regional commercial banks, savings and loan associations, credit unions, finance companies and, to a lesser extent, other automobile manufacturers’ affiliated finance companies, for retail financing and leasing. The Company competes with national and regional commercial banks and other automobile manufacturers’ affiliated finance companies for dealer financing. No single competitor is dominant in the industry. The Company competes primarily through service quality, its relationship with TMS, and financing rates. The Company seeks to provide exceptional customer service and competitive financing programs to its vehicle and industrial equipment dealers and their customers. The Company’s relationship with TMS is an advantage in providing Toyota and Lexus financing for purchases or leases of Toyota and Lexus vehicles.

Competition for the principal products and services provided through the insurance operations is primarily from national and regional independent service contract providers. The Company competes primarily through service quality, its relationship with TMS and pricing. The Company seeks to offer its vehicle dealers competitively priced products and excellent customer service. The Company's relationship with TMS provides an advantage in selling its products and services.

REGULATORY ENVIRONMENT

The finance and insurance operations of the Company are regulated under both federal and state law. The Company is governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth-in Lending Act, the Fair Credit Reporting Act and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act. A majority of states (as well as the Commonwealth of Puerto Rico) have enacted legislation establishing licensing requirements to conduct retail and other finance and insurance activities. Most states also impose limits on the maximum rate of finance charges. In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on the Company's operations in these states if the Company were unable to pass on increased interest costs to its customers. State laws also impose requirements and restrictions on the Company with respect to, among other matters, required credit application and finance and lease disclosures, late and other fees and charges, the right to repossess a vehicle for failure to pay or other defaults under the finance or lease contract, other rights and remedies the Company may exercise in the event of a default under the finance or lease contract, privacy matters and other consumer protection matters. In addition, state laws differ as to whether anyone suffering injury to person or property involving a leased vehicle may bring an action against the owner of the vehicle merely by virtue of that ownership. To the extent that applicable state law permits such an action, the Company may be subject to liability to such an injured party. However, the laws of most states either do not permit such suits or limit the lessor’s liability to the amount of any liability insurance that the lessee was required under applicable law to maintain (or, in some states, the lessor was permitted to maintain), but failed to maintain. The Company’s lease contracts in the U.S. contain provisions requiring the lessees to maintain levels of insurance satisfying applicable state law, and the Company maintains certain levels of contingent liability insurance for protection from catastrophic claims. TMCC monitors ongoing lease insurance compliance only in certain vicarious liability states. The Company encounters higher risk of loss if the customers fail to maintain the required insurance coverage.

The Company's insurance operations are subject to state insurance regulations and licensing requirements. State laws vary with respect to which products are regulated and what types of corporate licenses are required to offer certain products and services. Insurance company subsidiaries must be appropriately licensed in certain states in which they conduct business and must maintain minimum capital requirements as determined by their state of domicile. Failure to comply with these state requirements could have an adverse effect on insurance operations in a particular state. The Company actively monitors applicable laws and regulations in each state in order to maintain compliance.

The Company continually reviews its operations for compliance with applicable laws. Future administrative rulings, judicial decisions, and legislation may require modification of the Company's business practices and documentation.

As a registrant with the SEC under the Securities Exchange Act of 1934, as amended, the Company is subject to various federal securities laws and regulations including, but not limited to, the Sarbanes-Oxley Act of 2002. The Company is also subject to similar laws and regulations in the foreign countries in which it obtains debt funding. The Company maintains policies and procedures to ensure compliance with applicable laws and regulations.

EMPLOYEE RELATIONS

At April 30, 2005, the Company had approximately 2,900 full-time employees, an increase of 100 employees over the prior year. The Company considers its employee relations to be satisfactory. The Company is not subject to any collective bargaining agreements with its employees.

ITEM 2. PROPERTIES

The Company relocated its finance and insurance headquarters operations to a new location within the TMS headquarters complex in Torrance, California, in fiscal year 2004.

During fiscal 2003, the Company completed the physical restructuring of its field operations in the U.S. The field operations for both finance and insurance are now located in three regional customer service centers (“CSC”), three regional management offices and 30 dealer sales and service offices (“DSSO”) in cities throughout the U.S. Two of the DSSOs share premises with the regional customer services centers. All three of the regional management offices share premises with DSSO offices. The Central region CSC is located in Cedar Rapids, Iowa, and is leased from TMS. The Western region CSC is located in Chandler, Arizona. The Eastern region CSC is located in Owings Mills, Maryland. The Company also has offices in the Commonwealth of Puerto Rico. All premises are occupied under lease. As discussed in Item 1., “Business – General - Geographic Distribution of Operations”, during fiscal 2005, the Mexico and Venezuela operations were transferred to TFSA.

The Company believes that its properties are suitable to meet the requirements of its business.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company’s business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims. However, based on information currently available, the advice of counsel, and established reserves, in the opinion of management, the ultimate liability resulting therefrom will not have a material adverse effect on the Company's consolidated financial statements. The foregoing is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, which represents the Company’s expectations and beliefs concerning future events. The Company cautions that its discussion of legal proceedings is further qualified by important factors that could cause actual results to differ materially from those in the forward looking statement, including but not limited to the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company’s evaluation of the possible liability from existing litigation.

Fair Lending Class Actions

An alleged class action in the U.S. District Court – Central District of California, Baltimore v. Toyota Motor Credit Corporation filed in November 2000 claims that the Company’s pricing practices discriminate against African-Americans. Two additional cases pending in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit Corporation) filed in the Superior Court of California Alameda County in April 2003 and in the Superior Court of the State of California in August 2003, respectively, contain similar allegations claiming discrimination against minorities. The cases have been brought by various individuals. Injunctive relief is being sought in all three cases and the cases also include a claim for actual damages in an unspecified amount. The parties have conducted a series of mediation sessions and have reached agreement on the principal terms of a settlement. However, continued settlement discussions are ongoing and a final resolution is subject to execution of a settlement agreement. The Company believes it has strong defenses to these claims.

New Jersey Consumer Fraud Action

An action in the New Jersey Superior Court, Jorge v Toyota Motor Insurance Services (“TMIS”), filed in November 2002 claims that the TMIS Gold Plan Vehicle Service Agreement (“VSA”) is unconscionable on its face and violates the New Jersey Consumer Fraud Act. In September 2004, the case was certified as a class action consisting of all New Jersey consumers who purchased a VSA. The plaintiffs are seeking injunctive relief as well as actual damages and treble damages in an unspecified amount. In May 2005, the New Jersey Supreme Court issued a ruling granting TMIS' motion for leave to appeal the trial court's denial of TMIS' motion for summary judgment. The case has been remanded to the Appellate Division for reconsideration on the merits. The Company believes it has strong defenses to these claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TMCC is a wholly owned subsidiary of TFSA and, accordingly, all shares of the Company's stock are owned by TFSA. There is no market for TMCC's stock.

Dividends are declared and paid by the Company as determined by its Board of Directors. During fiscal 2005 and 2004, no dividends were declared or paid.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended March 31,				Six Months Ended March 31,	Year Ended September 30,

	2005	2004	2003	2002	2001[1]	2000

	(Dollars in millions)
INCOME STATEMENT DATA [2]
Financing revenues:
Operating lease	$2,141	$2,049	$1,993	$1,870	$968	$2,007
Direct finance lease	169	291	409	512	269	396
Retail financing	1,506	1,284	1,172	958	398	776
Dealer financing	270	198	181	193	128	189

Total financing revenues	4,086	3,822	3,755	3,533	1,763	3,368

Depreciation on operating leases	1,579	1,561	1,502	1,480	747	1,440
Interest expense	670	578	1,249	1,014	760	1,311

Net financing revenues	1,837	1,683	1,004	1,039	256	617

Insurance premiums earned and contract revenues	251	212	186	175	80	153
Investment and other income	139	196	182	100	92	30

Net financing revenues and other revenues	2,227	2,091	1,372	1,314	428	800

Provision for credit losses	230	351	604	263	89	135
Expenses:
Operating and administrative	650	583	537	527	242	414
Insurance losses and loss adjustment expenses	104	98	87	76	35	81

Total provision for credit losses and expenses	984	1,032	1,228	866	366	630

Income before equity in net loss of subsidiary, provision for income taxes and cumulative effect of change in accounting principle	1,243	1,059	144	448	62	170
Equity in net loss of subsidiary	-	-	-	-	-	(1)
Provision for income taxes	481	418	54	177	23	65

Income before cumulative effect of change in accounting principle	762	641	90	271	39	104
Cumulative effect of change in accounting principle, net of tax benefits	-	-	-	-	(2)	-

Net income	$762	$641	$90	$271	$37	$104

1

In June 2000, the Executive Committee of the Board of Directors of the Company approved a change in the Company’s fiscal year-end from September 30 to March 31. This change resulted in a six-month transition period from October 1, 2000 through March 31, 2001.

2	Certain prior period amounts have been reclassified to conform to the current period presentation.

	March 31,					September 30,

	2005	2004	2003	2002	2001	2000

	(Dollars in millions)
BALANCE SHEET DATA [1]
Finance receivables, net	$37,608	$32,318	$26,328	$23,309	$19,081	$18,060
Investments in operating leases, net	$9,341	$7,609	$7,946	$7,593	$7,368	$7,923
Total assets	$50,676	$44,634	$39,001	$ 33,942	$ 28,914	$27,880
Debt	$41,757	$36,854	$32,156	$27,020	$22,189	$22,330
Capital stock	$915	$915	$915	$915	$915	$915
Retained earnings [2]	$3,283	$2,604	$1,963	$1,873	$1,606	$1,570
Total shareholder's equity	$4,244	$3,563	$2,895	$ 2,802	$ 2,537	$ 2,503

1	Certain prior period amounts have been reclassified to conform to the current period presentation.

2	During fiscal 2002, the Company's Board of Directors declared and paid a cash dividend of $4 million to TFSA. No dividends were declared or paid in any other period presented.

	As of/for the

	Year Ended March 31,				Six Months Ended March 31,	Year Ended September 30,

	2005	2004	2003	2002	2001	2000

	(Dollars in millions)
KEY FINANCIAL DATA [1]

Ratio of earnings to fixed charges	2.84	2.81	1.11	1.44	1.08	1.13
Debt to equity	9.84	10.34	11.11	9.64	8.75	8.92
Return on assets [2]	1.60%	1.53%	0.25%	0.86%	0.26%	0.40%
Allowance for credit losses as a percentage of gross earning assets	1.06%	1.29%	1.33%	0.88%	0.80%	0.83%
Net credit losses as a percentage of average earning assets [2]	0.56%	0.74%	1.12%	0.63%	0.50%	0.40%
Over-60 day delinquencies as a percentage of gross earning assets	0.28%	0.34%	0.57%	0.72%	0.26%	0.25%

1	Certain prior period amounts have been reclassified to conform to the current period presentation.

2	Ratio for the six months ended March 31, 2001 has been annualized using six-month results.

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

The Company’s financial results are affected by a variety of economic and industry factors, including but not limited to, new and used vehicle markets, new vehicle incentives, consumer behavior, employment growth, the Company’s ability to respond to changes in interest rates with respect to both contract pricing and funding, and the level of competitive pressure. Changes in these factors can influence the demand for new and used vehicles, the number of contracts that default and the loss per occurrence, the realizability of residual values on the Company’s lease earning assets, and the Company’s gross margins on new contract volume. Additionally, the Company’s funding programs and related costs are influenced by changes in the capital markets and prevailing interest rates, which may affect the Company’s ability to obtain cost effective funding to support earning asset growth.

The Company measures the performance of its finance operations on the basis of new contract volume and market share of financing Toyota and Lexus vehicle sales, return on assets, financial leverage, financing margins, and operating efficiency. The Company measures the performance of its insurance operations on the basis of agreement volume, the number of agreements in force, and loss ratio.

The Company’s primary competitors are other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, finance companies and, to a lesser extent, other automobile manufacturers’ affiliated finance companies that actively seek to purchase retail consumer contracts through Toyota and Lexus independent dealerships (“dealerships”). During fiscal 2005, the Company experienced increased competition in the U.S. automotive sector. To compete effectively in this sector, the Company strives to achieve, among others, the following goals:

Exceptional Customer Service: The Company’s relationships with its Toyota and Lexus vehicle dealers and industrial equipment dealers and their customers continue to be a competitive advantage for the Company. The Company seeks to provide exceptional service to dealers and their customers by focusing its dealer sales and services offices (“DSSOs”) network and resources on encouraging the dealerships to improve the quality of service provided by their finance and insurance representatives, and to increase customer loyalty to their dealerships and the Toyota and Lexus brands. By providing consistent and reliable support, training, and resources to its dealer network, the Company continues to develop its dealer relationships. The Company also works closely with Toyota Motor Sales, U.S.A., Inc. (“TMS”) and Toyota Material Handling, U.S.A., Inc. (“TMHU”) to offer special retail, lease, dealer financing and insurance programs, in addition to marketing programs targeted towards the retention of repeat customers. The Company also focuses on improving the quality of service provided to existing vehicle retail and lease customers through its customer service centers (“CSCs”).

Enhanced Risk Based Pricing: The Company prices and structures its retail and lease contracts to compensate for the credit risk it assumes. The goal of this strategy is to maximize profitability and better match contract rates with a wider range of risk levels. To achieve this goal, the Company evaluates its existing portfolio to identify key opportunities to target and expand additional volume. The Company delivers timely information to DSSOs and dealerships to assist them in benefiting from market opportunities. The Company seeks to further refine its strategy and methodology for risk based pricing.

Efficient Funding: The Company’s liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner under adverse market conditions. This capacity primarily arises from the Company’s ability to raise funds in the global capital markets as well as its ability to generate liquidity from its balance sheet. This strategy has led the Company to develop a borrowing base that is diversified by market and geographic distribution and type of security, among other factors, as well as programs to prepare assets for sale and securitization.

Fiscal 2005 Operating Summary

The Company reported net income of $762 million during fiscal 2005, compared with net income of $641 million in fiscal 2004. Fiscal 2005 financial results were influenced by a number of factors including volume growth and improvements in customer delinquencies and related credit losses, partially offset by higher operating expenses and increased interest expense resulting from higher interest rates and higher outstanding debt balances. During fiscal 2005, the Company increased its volume of new contracts acquired primarily from Toyota and Lexus vehicle dealers, from 951,000 contracts in fiscal 2004 to 1,021,000 contracts in fiscal 2005. Much of this growth in volume resulted from increased sales levels of Toyota and Lexus vehicles in the U.S. TMS sold 2.1 million units during fiscal 2005 compared to 1.9 million units in fiscal 2004. The Company’s consumer retail and lease finance market share of new Toyota and Lexus vehicles, excluding fleet sales and sales of an independent distributor, remained level at 45.5%. Earning assets increased $7,022 million, or 18%, to $46,949 million due to new vehicle contract volume exceeding liquidations during fiscal 2005, as well as the effect of a reduction in securitization activity during the prior and current fiscal years. The Company did not execute any securitization transactions during fiscal 2005, compared to one such transaction during fiscal 2004.

Current year net financing revenues increased $154 million, or 9%, over the prior year to $1,837 million due to the increase in earning assets partially offset by a general decline in the overall portfolio yield of the Company’s earning assets. The liquidation of older, higher yielding assets which in recent fiscal years have been replaced by lower yielding assets has resulted in a reduction of the overall portfolio yield. The lower yields have been driven by the declining interest rate environment experienced over the last several fiscal years as well as the competitive environment.

Overall interest expense increased $92 million or 16% due to higher market interest rates and outstanding debt balances. The increase in interest expense on debt was partially offset by favorable fair market value adjustments on derivatives primarily due to an increase in short-term interest rates, particularly three-month LIBOR.

The Company continued to improve the operational efficiency and effectiveness of its CSCs in fiscal 2005. These efforts have resulted in improvements in customer and vehicle dealer satisfaction and reductions in customer delinquency and net charge-offs compared to fiscal 2004. Additionally, the Company benefited from favorable economic conditions as evidenced by improvements in the unemployment rate and industry charge-off and delinquency rates. As a result, the allowance for credit losses as a percentage of gross earning assets declined from 1.29% to 1.06%.

Overall, the Company increased its capital position by $681 million bringing total equity to $4,244 million at March 31, 2005. The Company’s debt-to-equity position improved from 10.34 to 9.84 at March 31, 2004 and 2005, respectively.

During fiscal 2004 the Company launched a multi-year initiative to replace its major legacy transaction systems (“technology initiative”). The purpose of the initiative is to implement simplified, streamlined technology solutions to improve service delivery to its customers, enhance the quality and speed of information management, and support continued profitable growth. Refer to the “Results of Operations – Operating and Administrative Expenses” section of this MD&A for further discussion regarding actual and expected costs to be incurred under this initiative.

Fiscal 2006 Business Outlook

The following is a summary of the Company’s business outlook for fiscal 2006 and should be read in conjunction with the related current year discussions in the “Financial Condition” and “Results of Operations” sections of this MD&A.

The Company anticipates increased new vehicle retail and lease contract volume and continued availability of TMS subvention programs, particularly targeted towards driving incremental lease volume. The Company also anticipates continued growth in dealer financing, which historically has positively influenced vehicle financing volume.

The Company’s financial results depend on its ability to maintain gross margin in a highly competitive market and rising interest rate environment. The Company expects the level of competitive pricing pressure to continue, increasing the risk of margin compression. As discussed in prior periods, the Company intends to take a balanced approach to matching changes in financing rates to changes in costs of funds. The Company expects operating and administrative costs to increase as a result of costs incurred related to its technology initiative and general business growth; although, as a percentage of earning assets, expenses are expected to be consistent with fiscal 2005. In prior periods, the Company’s operating results have been favorably impacted by declines in the provision for credit losses. The Company does not expect this to continue to the same extent in the next fiscal year.

Contract Volume Outlook

In light of recent economic trends indicating potential improvements in the vehicle lease market, including the strengthened used vehicle market and rising market interest rates, and in line with industry trends, the Company has placed new emphasis on increasing lease contract volume. The Company expects lease contract volume and market share to continue to increase in the next fiscal year as a result of these factors and through the increased availability of subvention programs. Competitive pricing pressure adversely affected the Company’s retail market share of TMS sales throughout fiscal 2005, and this trend is expected to continue in the next fiscal year. The Company expects retail contract volume to continue to move in line with Toyota and Lexus vehicle sales trends.

Residual Value Risk Outlook

After several years of declining used vehicle prices resulting from increased industry-wide use of incentives on new vehicles and a slowdown of the U.S. economy, the used vehicle market strengthened during fiscal 2005. Although some uncertainty around the used vehicle market remains, particularly in light of the continuing use of incentives and the variability in fuel prices, management expects the number of leased vehicles returned at maturity to continue to decline in the next fiscal year. The Company continues to refine its process for projecting market values and return rates. These enhancements, along with a strengthened used vehicle market, have resulted in carrying values more closely approximating actual end of term values. Management believes that these recent trends will continue, thus supporting its strategy to increase lease volume. Additionally, management expects the increased focus on leasing volume to result in higher depreciation expense on operating leases in the next fiscal year, as well as an increase in the number of returned vehicles in the years following fiscal 2006.

Credit Risk Outlook

The Company’s vehicle retail and lease delinquency and credit losses trended favorably throughout fiscal 2005. This improvement resulted from current favorable economic trends and the continued benefits of operational and technological efficiencies and processes implemented during fiscal 2004 discussed in the “Results of Operations – Credit Risk” section of this MD&A. However, the Company’s recent and anticipated future mix of business reflects growth in longer term retail contracts, as well as growth in retail receivables with a broader range of credit quality. These factors increase the level of credit risk assumed by the Company. Additionally, the number of vehicle dealers receiving dealer financing increased from March 31, 2004 compared to March 31, 2005. This growth in dealer financing, as well as a higher concentration of credit risk in the form of higher lending exposure to some dealers with a greater mix of non-Toyota/Lexus collateral have also increased the level of credit risk assumed by the Company. To date these changes have not had a material effect on delinquencies or credit losses related to the Company’s retail and dealer financing portfolio. Management anticipates that the fiscal 2006 levels of delinquencies and credit losses as a percentage of the earning assets portfolio will be consistent with fiscal 2005. However, economic developments, including rising U.S. interest rates could cause an adverse trend in delinquencies and credit losses.

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

Fiscal 2005 Compared to Fiscal 2004

FINANCIAL CONDITION

Net Earning Assets

The composition of the Company’s net earning assets is summarized below:

	March 31,			% Change

	2005	2004	2003	2005 to 2004	2004 to 2003

	(Dollars in millions)

Net Earning Assets [1]
Finance receivables, net
Retail finance receivables, net	$28,779	$22,182	$15,737	30%	41%
Direct finance leases, net	1,917	3,584	5,000	(47%)	(28%)
Dealer financing, net	6,912	6,552	5,591	5%	17%

Total finance receivables, net	37,608	32,318	26,328	16%	23%
Investments in operating leases, net	9,341	7,609	7,946	23%	(4%)

Net earning assets	$46,949	$39,927	$34,274	18%	16%

Average Original Contract Terms:
Leasing [2]	47 months	48 months	47 months
Retail financing [3]	58 months	58 months	57 months

Dealer Financing (Number of dealers serviced)
Toyota and Lexus Dealers [4]	685	633	576
Vehicle dealers outside of the Toyota/Lexus dealer network	374	373	251

Total number of dealers receiving vehicle wholesale financing	1,059	1,006	827

Dealer inventory financed (units)	165,000	166,000	147,000

1	Certain prior period amounts have been reclassified to conform to the current period presentation.
2	Terms range from 24 months to 60 months.
3	Terms range from 24 months to 72 months.
4	Includes wholesale and other loan arrangements in which the Company participates as part of a syndicate of lenders.

The increase in net earning assets was driven by the continued growth in retail finance receivables and dealer financing and the recent growth in investments in operating leases, partially offset by reductions in direct finance leases.

Retail finance receivables increased as the new volume of vehicles financed exceeded existing portfolio liquidations. This growth was generated in large part by higher Toyota and Lexus vehicle sales levels, which increased 9% from fiscal 2004 to fiscal 2005. The increase in retail finance receivables was also influenced by the effect of a reduction in securitization activity. The Company entered into one securitization transaction totaling approximately $1,884 million that qualified for sale accounting during fiscal 2004, and did not execute any securitization transactions during fiscal 2005. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding the Company’s retail programs.

Dealer financing increased primarily due to the Company’s continued emphasis on developing dealer relationships. Many of the Toyota and Lexus dealerships serviced by the Company share common ownership, or are otherwise affiliated, with non-Toyota/Lexus dealerships. The Company believes that providing single-source financing for affiliated dealers with multiple franchises both within and outside of the Toyota and Lexus dealer franchise network will increase its retail and lease penetration, supporting continued growth in its retail finance and lease portfolios. This strategy also exposes the Company to a greater concentration of credit risk in the form of higher lending exposure to some dealers with a greater mix of non-Toyota/Lexus collateral. Refer to the “Results of Operations – Credit Risk” section of this MD&A for further discussion regarding the Company’s allowance for credit losses on dealer financing.

The increase in investments in operating leases and the related decrease in direct finance leases resulted primarily from the classification of new vehicle leases as operating leases. As with all other significant estimates, the Company periodically reviews lease classification criteria. In particular, the Company monitors the trends in the economic useful life of its vehicles subject to lease as it relates to lease classification criteria. During the latter half of fiscal 2004, the Company determined that the lease terms offered on vehicles under new leases no longer met the criteria required for accounting treatment as direct finance leases. Accordingly, substantially all new leases are classified as operating leases rather than as direct finance leases.

Total lease earning assets remained relatively consistent during fiscal 2005. The level of direct finance leases will continue to decline as the direct finance lease portfolio liquidates. However, the level of operating leases has increased primarily due to the classification of new vehicle leases as operating leases discussed above. Management expects total lease earning assets to increase in the future due to the Company’s increased emphasis on leasing. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding changes in the Company’s emphasis on leasing.

Contract Volume

The composition of the Company’s contract volume and market share is summarized below:

	Years Ended March 31,			% Change

	2005	2004	2003	2005 to 2004	2004 to 2003

Contract Volume:

New vehicle retail contracts	626,000	595,000	476,000	5%	25%
Used vehicle retail contracts	240,000	238,000	214,000	1%	11%

Total vehicle retail contract volume	866,000	833,000	690,000	4%	21%

New vehicle leases	154,000	116,000	164,000	33%	(29%)
Used vehicle leases	1,000	2,000	3,000	(50%)	(33%)

Total vehicle lease contract volume	155,000	118,000	167,000	31%	(29%)

Total contract volume	1,021,000	951,000	857,000	7%	11%

TMS subvened contract volume (included in the above table):
New vehicle retail contracts	243,000	263,000	198,000	(8%)	33%
Used vehicle retail contracts	41,000	45,000	32,000	(9%)	41%
New vehicle leases	77,000	34,000	43,000	126%	(21%)

Total	361,000	342,000	273,000	6%	25%

TMS subvention rates [1]:
Vehicle retail	33%	37%	33%
Vehicle lease	50%	29%	26%

Market share [2]:
Vehicle retail contracts	36.4%	37.9%	33.3%
Vehicle leases	9.1%	7.6%	11.7%

Total	45.5%	45.5%	45.0%

1	TMS subvention rates represent subvened new and used contract volume as a percentage of total contract volume for vehicle retail contracts and vehicle lease contracts.

2	Market share represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by TMCC, excluding fleet sales and sales of a private Toyota distributor.

Total contract volume increased due to the combined effects of higher Toyota and Lexus vehicle sales, incremental volume from the increased number of wholesale dealers serviced by TMCC, and continued availability of TMS subvention. The Company’s overall market share of TMS sales remained level as the Company’s contract volume and TMS vehicle sales increased at a similar pace.

Vehicle lease contract volume and market share both increased due to higher Toyota and Lexus vehicle sales and higher lease subvention contract volume, in line with the Company’s new emphasis on leasing. In light of recent economic trends indicating potential improvements in the vehicle lease market, including the strengthened used vehicle market and rising market interest rates, and in line with industry trends, the Company has placed new emphasis on increasing lease contract volume. The Company expects lease contract volume and market share to continue to increase in the the next fiscal year as a result of these factors and through an increased availability of subvention programs.

Vehicle retail contract volume increased due to higher Toyota and Lexus vehicle sales, while vehicle retail market share decreased due to higher competitive pricing pressure and lower retail subvention contract volume. Competitive pricing pressure adversely affected the Company’s retail market share of TMS sales throughout fiscal 2005, and this trend is expected to continue in the next fiscal year. The Company expects retail contract volume to continue to move in line with Toyota and Lexus vehicle sales trends.

RESULTS OF OPERATIONS

Total Financing Revenues

	Years Ended March 31,			% Change

	2005	2004	2003	2005 to 2004	2004 to 2003

	(Dollars in millions)

Financing revenues:
Operating lease [1]	$2,141	$2,049	$1,993	4%	3%
Direct finance lease	169	291	409	(42%)	(29%)
Retail financing	1,506	1,284	1,172	17%	10%
Dealer financing	270	198	181	36%	9%

Total financing revenues	$4,086	$3,822	$3,755	7%	2%

Finance receivables portfolio yield [2]	5.48%	5.98%	6.90%

1	Gross of depreciation on operating leases of $1,579 million, $1,561 million, and $1,502 million for fiscal 2005, 2004, and 2003, respectively.
2	Represents the combined yield on direct finance leases, retail finance receivables, and dealer financing. Excludes return on assets on investments in operating leases, net.

Total financing revenues increased due to increases in retail financing, dealer financing, and operating lease revenues, partially offset by a decline in direct finance lease revenue.

Operating lease revenues increased and direct finance lease revenues decreased primarily as a result of the classification of new vehicle leases as operating leases described in the “Financial Condition” section of this MD&A. Operating lease revenues were also affected by the decline in corresponding contract rates due to the liquidation of older lease earning assets with higher contract rates, which in recent fiscal years have been replaced by lease earning assets with lower contract rates.

Retail financing revenues increased as a result of the continued growth in vehicle retail finance receivables, partially offset by reductions in corresponding portfolio yield. The yield on retail finance receivables declined due to the liquidation of older, higher yielding retail finance receivables, which in recent fiscal years have been replaced by lower yielding assets.

Dealer financing revenues increased due to the growth in outstanding dealer financing, combined with an increase in corresponding yield. In contrast to the decrease in the yield on retail finance receivables, the yield on dealer financing increased because a majority of the dealer financing portfolio bears interest at variable rates which reprice with rising market rates.

The decline in the overall finance receivables portfolio yield resulted from the continuing liquidation of higher yielding earning assets, which in recent fiscal years have been replaced by lower yielding assets, as well as the impact of competitive pricing pressure.

Residual Value Risk

The Company is exposed to risk of loss on the disposition of leased vehicles and industrial equipment to the extent that sales proceeds are not sufficient to cover the carrying value of the leased asset at termination. Substantially all of the Company’s residual value risk relates to its vehicle lease portfolio. To date, the Company has not incurred material losses related to declines in contractual residual values on its industrial equipment portfolios.

Management periodically reviews the estimated realizable value of leased assets to assess the appropriateness of the carrying value of the lease residuals. For operating leases, the impact of estimated declines in contractual residual values is recorded over time in depreciation expense in the Consolidated Statement of Income and is discussed in the “Results of Operations – Depreciation on Operating Leases” section of this MD&A. For direct finance leases, the impact of estimated declines in contractual residual values is recorded at the time of assessment as a reduction of direct finance lease revenues in the Consolidated Statement of Income.

Factors Affecting Exposure to Residual Value Risk

The primary factors affecting the Company’s exposure to residual value risk are the levels at which contractual residual values are established at lease inception, projected market values, and the resulting impact on vehicle lease return rates and loss severity. The evaluation of these factors involves significant assumptions, complex analysis, and management judgment. Refer to the “Critical Accounting Estimates” section of this MD&A for further discussion of the estimates involved in the determination of residual values.

Contractual Residual Values at Lease Inception

The contractual residual value established at lease inception represents an estimate of the end of term market value of a leased vehicle. Contractual residual values are determined at lease inception by examining external industry data and the Company’s own historical residual experience. Factors considered in this evaluation include, but are not limited to, economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices. These factors are evaluated in the context of their historical trends.

End of Term Market Values

To the extent the estimated end of term market value of a leased vehicle declines from the contractual residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value. These adjustments are made over time for operating leases and at the time of assessment for direct finance leases. Factors considered in this assessment are the same as those considered in the evaluation of contractual residual values at lease inception discussed above.

Vehicle Lease Return Rate

The vehicle lease return rate represents the number of end of term leased vehicles returned to the Company for sale as a percentage of lease contracts that were originally scheduled to mature in the same period. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to the Company. A higher rate of vehicle returns exposes the Company to greater risk of loss at lease termination.

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

Dealer Direct

The Company introduced the Dealer Direct program (“Dealer Direct”) in fiscal 2004. The goal of Dealer Direct is to increase vehicle dealer purchases of off-lease vehicles thereby reducing the disposition costs of such vehicles. Through Dealer Direct, the vehicle dealer accepting the lease return (the “grounding vehicle dealer”) has the option to purchase the vehicle at the contractual residual value, purchase the vehicle at an assessed market value, or return the vehicle to the Company. During fiscal 2005, 28% of returned vehicles was sold to the grounding vehicle dealer, compared to 13% sold during fiscal 2004. Vehicles not purchased by the grounding vehicle dealer are made available to all Toyota and Lexus vehicle dealers through the Dealer Direct online auction. During fiscal 2005, 12% of returned vehicles was sold through the Dealer Direct online auction to franchise vehicle dealers, compared to 7% sold during fiscal 2004. The disposition costs of vehicles sold through the Dealer Direct online auction are lower than the costs of those sold through auction sites. The average holding period of a vehicle sold through Dealer Direct was approximately seven days, as compared to approximately thirty days for vehicles sold through other means. Management expects the total percentage of returned vehicles sold through the Dealer Direct program to remain consistent during the next fiscal year.

Auction

Vehicles not purchased through the Dealer Direct program are sold through fourteen vehicle auction sites throughout the country. During fiscal 2005, approximately 60% of returned vehicles was sold through auction, compared to approximately 80% of returned vehicles sold during fiscal 2004. Where necessary, the Company reconditions used vehicles prior to sale in order to enhance the values of the vehicles at auction. Additionally, the Company redistributes vehicles geographically should certain model concentrations potentially affect sales prices at auction.

The following table summarizes the Company’s scheduled maturities and related vehicle lease return rates by period:

	Years Ended March 31,

	2005	2004	2003

Scheduled maturities (units)	179,000	185,000	211,000
Vehicle lease return rates [1]	41%	48%	51%

1	The vehicle lease return rate represents end of term leased vehicles returned to the Company for sale as a percentage of lease contracts that were originally scheduled to mature in the same period.

The decrease in scheduled maturities resulted from lower levels of lease originations in prior years due to the Company’s emphasis on retail financing programs during those periods. The decrease in vehicle lease return rates resulted from a narrowing spread between contractual residual values and end of lease market values, a decrease in scheduled lease maturities, and a higher percentage of longer-term lease contract maturities. A decrease in scheduled lease maturities affects return rate in that a lower market supply of certain makes of used vehicles generally results in a higher relative level of demand for those vehicles, which provides an incentive for lessees and vehicle dealers to purchase them at the end of lease term. Longer term lease contracts typically have a lower return rate.

Refer to the “Results of Operations – Depreciation on Operating Leases” section of this MD&A for further discussion of the impact of return rates on depreciation expense.

Depreciation on Operating Leases

The following table sets forth the items included in the Company’s depreciation on operating leases:

	Years Ended			% Change

	2005	2004	2003	2005 to 2004	2004 to 2003

Depreciation on operating leases (in millions)	$1,579	$1,561	$1,502	1%	4%

Average capitalized cost per vehicle	$32,508	$31,821	$30,445	2%	5%
(Less) Average depreciable basis per vehicle	15,415	14,612	13,455	5%	9%

Average residual values per vehicle	$17,093	$17,209	$16,990	(1%)	1%

Average depreciable basis percentage	47.4%	45.9%	44.2%
Average operating lease units outstanding	320,000	311,000	317,000

The Company records depreciation expense on the portion of its lease portfolio classified as operating leases. Depreciation expense is recorded over the original contract life and is based upon the depreciable basis of the leased vehicle (“depreciable basis”). Depreciable basis is the difference between a leased vehicle’s original book value (“capitalized cost”) and its contractual residual value established at lease inception. Adjustments to depreciation expense are recorded on a straight-line basis over the remaining life of the lease when the end of term market value is estimated to be less than the carrying value. Refer to the “Results of Operations – Residual Value Risk” section of this MD&A for a discussion regarding the Company’s exposure to residual value risk on its lease portfolio. Refer to the “Critical Accounting Estimates” section of this MD&A for a further discussion of the estimates involved in the determination of residual values.

Depreciation expense on operating leases remained relatively consistent as increases in the average operating lease units outstanding and the average depreciable basis were offset by a decrease in adjustments to depreciation expense recorded to bring contractual residual values in line with projected end of term market values. The recent strengthening of the used vehicle market and the enhancements made by the Company to refine its process for projecting end of term market values and return rates were both key drivers in reducing the level of adjustments made to depreciation expense. The strengthening of the used vehicle market was evidenced by the improvement in the Manheim Used Vehicle Value Index, a statistical index based on historical auction sales data, which increased from approximately 106.6 (as a percentage of January 1995 used car prices) at March 2004 to approximately 112.2 at March 2005. In prior years, the Company recorded larger adjustments to depreciation expense in response to rapid declines in forecasted end of term values.

Outlook

After several years of declining used vehicle prices resulting from increased industry-wide use of incentives on new vehicles and a slowdown of the U.S. economy, the used vehicle market strengthened during fiscal 2005. Although some uncertainty around the used vehicle market remains, particularly in light of the continuing use of incentives and the variability in fuel prices, management expects the number of leased vehicles returned at maturity to continue to decline in the next fiscal year. The Company continues to refine its process for projecting market values and return rates. These enhancements, along with a strengthened used vehicle market, have resulted in carrying values more closely approximating actual end of term values. Management believes that these recent trends will continue, thus supporting its strategy to increase lease volume. Additionally, management expects the increased focus on leasing volume to result in higher depreciation expense on operating leases in the next fiscal year, as well as an increase in the number of returned vehicles in the years following fiscal 2006. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding changes in the Company’s emphasis on leasing.

Credit Risk

The Company is exposed to credit risk on its earning assets. Credit risk is the risk of loss arising from the failure by the customer or dealer to meet the terms of any contract with the Company or otherwise fail to perform as agreed. The Company’s level of credit risk on its retail and lease portfolio is influenced primarily by two factors: the total number of contracts that default (“frequency of occurrence”) and the amount of loss per occurrence, net of recoveries (“loss severity”), which in turn are influenced by various economic factors, the used vehicle market, purchase quality mix, contract term length, and operational changes (as discussed below). The Company’s level of credit risk on its dealer financing portfolio is influenced primarily by the financial strength of dealers within its portfolio, dealer concentration, collateral quality, and economic factors.

In the past, most of the Company’s credit losses were related to its retail finance receivables and lease earning assets. The Company is exposed to credit losses on its dealer financing portfolio, but default rates for those receivables have been substantially lower than those for retail finance receivables and lease earning assets. To date, the Company has not incurred material credit losses on its dealer financing portfolio.

Factors Affecting Retail and Lease Portfolio Credit Risk

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

Purchase Quality Mix

A change in the mix of contracts acquired at various risk levels may potentially increase the amount of credit risk the Company assumes. An increase in the number of contracts acquired with lower credit quality (as measured by scores that establish a consumer’s creditworthiness based on present financial condition, experience and past credit history) can increase the amount of credit risk. Conversely, an increase in the number of contracts with higher credit quality acquired can lower credit risk. An increase in the mix of contracts with lower credit quality can also increase operational risk unless appropriate controls and procedures are established. The Company strives to price contracts according to their risk in order to achieve a reasonable return on investment.

Contract Term Length

The average original contract term of retail and lease vehicle contracts influences credit losses. Longer term contracts (those having original terms of 48, 60 or 72 months) generally experience a higher rate of default and thus affect the frequency of occurrence and loss severity.

Operational Changes

Operational changes such as the ongoing implementation of new information and transaction systems are designed to have a positive effect on the Company’s operations, including customer service improvements in the management of delinquencies and credit losses, through the implementation of processes and tools that create greater operational efficiency and effectiveness. However, such changes have the potential to adversely affect delinquencies and credit losses by disrupting the Company’s normal operations during the operational change process.

Factors Affecting Dealer Financing Portfolio Credit Risk

The financial strength of dealers to which the Company extends credit directly influences credit risk. Lending to dealers with lower quality credit characteristics increases the risk of loss assumed by the Company. Extending a substantial amount of financing or commitments to a specific dealer or group of dealers creates a concentration of credit risk, particularly when the financing is unsecured or not fully secured by realizable assets. Collateral quality influences credit risk in that lower quality collateral increases the risk that, in the event of dealer default, the value of the collateral will be less than the amount owed to the Company.

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

	Years Ended March 31,

	2005	2004	2003

	(Dollars in millions)

Allowance for credit losses at beginning of period	$520	$462	$273
Provision for credit losses	230	351	604
Charge-offs, net of recoveries (“net charge-offs”) [1]	(243)	(276)	(370)
Sale of receivables	-	(17)	(45)
Distribution of net assets to TFSA	(4)	-	-

Allowance for credit losses at end of period	$503	$520	$462

1	Net of recoveries of $69 million, $59 million and $35 million in years ended March 31, 2005, 2004, and 2003, respectively.

	Years Ended March 31,

	2005	2004	2003

	(Dollars in millions)
Aggregate balances 60 or more days past due
Finance receivables	$115	$115	$160
Operating leases	17	23	38

Total	$132	$138	$198

Aggregate balances 60 or more days past due as a percentage of gross earning assets
Finance receivables	0.30%	0.35%	0.60%
Operating leases	0.19%	0.30%	0.47%
Total	0.28%	0.34%	0.57%

Allowance for credit losses as a percentage of gross earning assets
Finance receivables	1.16%	1.17%	1.22%
Operating leases	0.65%	1.79%	1.69%
Total	1.06%	1.29%	1.33%

Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.63%	0.81%	1.23%
Operating leases	0.27%	0.47%	0.73%
Total	0.56%	0.74%	1.12%

As part of management’s quarterly evaluation, the overall allowance for credit losses was adjusted to reflect reductions in total net charge-offs resulting from decreases in both frequency of occurrence and loss severity, as well as an increase in the recovery of previously recorded charge-offs . Frequency of occurrence as a percentage of average outstanding contracts decreased from 3.03% during the year ended March 31, 2004 to 2.28% during the year ended March 31, 2005. Loss severity decreased by 5% from the year ended March 31, 2004 compared to the year ended March 31, 2005.

The improvement in credit losses and charge-offs resulted, in large part, from favorable economic conditions (as evidenced by improvements in the unemployment rate, lower industry delinquency and charge-off rates, and the strengthened used vehicle market), and the continued benefits of operational and technological initiatives implemented during fiscal 2004. These initiatives included the implementation of new tools and technology to measure and monitor performance, the strategic outsourcing of certain functions, the development of enhanced training for CSC field associates, and technology initiatives and strategies that enhanced collections productivity. Loss severity was also positively influenced by the recent strengthening of the used vehicle market discussed in the “Results of Operations – Residual Value Risk” section within this MD&A.

The overall decrease in the allowance for credit losses was comprised of a decrease in the allowance for credit losses related to the operating lease portfolio, partially offset by increases in the allowance for credit losses on the retail and dealer financing portfolios, respectively. With respect to the operating lease portfolio, management expects the levels in delinquencies and credit losses to remain favorable as a significant portion of new lease volume has resulted from an increased level of subvention programs. Subvened leases typically exhibit stronger credit quality characteristics when compared to those of non-subvened leases as TMS subvention programs typically involve higher quality credit customers. Accordingly, management reduced the allowance for credit losses related to the operating lease portfolio.

The increases in the allowance for credit losses related to the retail and dealer financing portfolios were recorded in response to the growth in the corresponding portfolios, as well as the broader range of credit quality within the portfolio. Refer to the “Financial Condition – Contract Volume” section within this MD&A for further discussion regarding the changes in Company’s emphasis on leasing and the “Financial Condition – Net Earning Assets” section within this MD&A for further discussion regarding the growth in the dealer financing portfolio.

Outlook

The Company’s vehicle retail and lease delinquency and credit losses trended favorably throughout fiscal 2005. This improvement resulted from current favorable economic trends and the continued benefits of operational and technological efficiencies and processes implemented during fiscal 2004 discussed above. However, the Company’s recent and anticipated future mix of business reflects growth in longer term retail contracts, as well as growth in retail receivables with a broader range of credit quality. These factors increase the level of credit risk assumed by the Company. Additionally, the number of vehicle dealers receiving dealer financing increased from March 31, 2004 compared to March 31, 2005. This growth in dealer financing, as well as a higher concentration of credit risk in the form of higher lending exposure to some dealers with a greater mix of non-Toyota/Lexus collateral have also increased the level of credit risk assumed by the Company. To date these changes have not had a material effect on delinquencies or credit losses related to the Company’s retail and dealer financing portfolio. Management anticipates that the fiscal 2006 levels of delinquencies and credit losses as a percentage of the earning assets portfolio will be consistent with fiscal 2005. However, economic developments, including rising U.S. interest rates, could cause an adverse trend in delinquencies and credit losses.

Selected Insurance Operations Results

The general financial condition and operating expenses of the insurance segment are included in the foregoing discussion of the overall financial condition and results of operations of the Company. Certain revenues and expenses specific to the Company’s insurance operations are discussed below.

	Years Ended March 31,			% Change

	2005	2004	2003	2005 to 2004	2004 to 2003

	(Dollars in millions)

Contract revenues and earned premiums	$214	$181	$161	18%	12%
Commissions and fees	37	31	25	19%	24%

Insurance premiums earned and contract revenues[1]	$251	$212	$186	18%	14%

Insurance losses and loss adjustment expenses	$104	$98	$87	6%	13%

Agreement volume (units)	1,136,000	1,030,000	887,000	10%	16%
Agreements in force (units)	3,438,000	3,026,000	2,634,000	14%	15%

1	Certain prior period amounts have been reclassified to conform to the current period presentation

Insurance Premiums Earned and Contract Revenues

Revenue from insurance operations is affected by sales volume as well as the level, age, and mix of agreements in force. Agreements in force represent active insurance policies written and contracts issued. Contract revenues and earned premiums represent revenues from the agreements in force. Commission and fee revenues represent revenues from services provided to insurers and insureds, including certain affiliates of the Company.

Contract revenues and earned premiums increased primarily due to increased contract volume and agreements in force and prior year contract rate increases. Commissions and fees increased primarily due to the increases in agreement volume.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses represent losses incurred by the Company’s insurance operations. Losses incurred are a function of the number of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by the insurance operations. Insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. Refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for further discussion regarding the Company’s exposure to risks surrounding the reserve estimates.

Insurance losses and loss adjustment expenses increased primarily due to an increase in the number of agreements in force and in the average loss per claim (“claim severity”), partially offset by a decrease in the percentage of risk based contracts in-force incurring a loss (“loss frequency”). Claim severity increased by 10% from fiscal 2004 to fiscal 2005, while average monthly loss frequency decreased from 0.75% in fiscal 2004 to 0.67% in fiscal 2005.

Derivative Instruments

Business Use of Derivative Instruments

The Company’s assets consist primarily of U.S. dollar denominated fixed rate receivables. The Company’s liabilities consist primarily of fixed and floating rate debt which is issued in the global capital markets. In order to maintain a conservative liquidity profile, the life of the Company’s debt is typically longer than the life of the Company’s assets. Upon the issuance of fixed rate debt, the Company generally elects to enter into pay floating interest rate swaps. The interest rate risk arising from the mismatch in the re-pricing of assets relative to liabilities is managed via pay fixed swaps and purchased interest rate caps which are executed on a portfolio basis. The currency exposure related to non-U.S. dollar denominated debt is hedged at issuance, using cross currency interest rate swaps, currency basis swaps, or a combination of interest rate swaps coupled with currency basis swaps to convert non-U.S. dollar debt to U.S. dollar denominated payments.

The Company’s use of derivatives is limited to the management of interest rate and foreign exchange risks. The Company is not a derivatives dealer and does not enter into derivatives transactions for trading purposes.

Accounting for Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Company to net settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Changes in the fair value of the derivatives are recorded in interest expense in the Consolidated Statement of Income.

The Company categorizes derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”). The Company designates at inception whether the derivative is considered a hedge accounting derivative or a non-hedge accounting derivative. That designation may change based on management’s intentions and changing circumstances.

In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. When the Company designates a derivative in a hedging relationship, the Company documents the risk management objective and strategy. This documentation includes the identification of the hedging instrument, the hedged item and the risk exposure, and how the Company will assess effectiveness prospectively and retrospectively. The Company assesses the extent to which a hedging instrument is effective at achieving offsetting changes in fair value at least quarterly. The Company recognizes changes in the fair value of derivatives designated in fair value hedging relationships (including foreign currency fair value hedging relationships) in interest expense in the Consolidated Statement of Income along with the fair value changes of the hedged item attributable to the hedged risk. For certain types of hedge relationships that meet stringent criteria, the Company applies the shortcut method, which provides an assumption of zero ineffectiveness that results in equal and offsetting changes in fair value in the Consolidated Statement of Income for both the hedged debt and the hedge accounting derivative.

When the shortcut method is not applied, any ineffective portion of the derivative that is designated as a fair value hedge is recognized as a component of interest expense in the Consolidated Statement of Income. If the Company elects not to designate a derivative instrument in a hedging relationship, or the relationship does not qualify for hedge accounting treatment, the full change in the fair value of the derivative instrument is recognized as a component of interest expense in the Consolidated Statement of Income with no offsetting fair value adjustment for the hedged item.

The Company reviews the effectiveness of its hedging relationships quarterly to determine whether the relationships have been and continue to be effective. The Company currently uses regression analysis to assess the effectiveness of its hedges. The Company began using regression analysis to assess hedge effectiveness in the fourth quarter of fiscal 2004. Prior to that date, the Company employed the dollar-offset method. When the Company determines that a hedging relationship has not been effective, hedge accounting is no longer applied. If hedge accounting is discontinued, the Company continues to carry the derivative instrument as a component of other assets or other liabilities in the Consolidated Balance Sheet at its fair value with changes in fair value reported as interest expense in the Consolidated Statement of Income. Additionally, for discontinued fair value hedges, the Company ceases to adjust the hedged item for changes in fair value and amortizes the cumulative fair value adjustments recognized in prior periods over the remaining term of the debt.

The Company will also discontinue the use of hedge accounting if a derivative is sold, terminated or exercised, or if the Company’s management determines that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”). De-designated derivatives are included within the category of non-hedge accounting derivatives.

The Company’s goal is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities. The Company uses non-hedge accounting derivatives to manage this exposure. The use of non-hedge accounting derivatives to mitigate interest rate risk has resulted in significant earnings volatility. This volatility arises from the accounting treatment of the Company’s non-hedge accounting derivatives, which requires that changes in the fair value of the non-hedge accounting derivatives be reflected in the Consolidated Statement of Income. The Company addresses this earnings volatility by de-designating derivatives (previously treated as hedge accounting derivatives) that have offsetting economic characteristics to the non-hedge accounting derivatives. Volatility is reduced as a result of de-designation because combining the changes in fair value of de-designated derivatives with those of other non-hedge accounting derivatives results in a natural offset in the Statement of Consolidated Income. The hedged item associated with the derivative previously treated as a hedge accounting derivative ceases to be adjusted for changes in fair value upon de-designation. The Company began de-designating these derivatives in the fourth quarter of fiscal 2004.

The Company employs analytical measures such as duration and Value at Risk to identify which hedge accounting derivatives to de-designate. The Company performs similar analyses when entering into new derivative transactions. To the extent the Company can more closely match the accounting treatment to the underlying economics of the derivatives portfolio by not electing hedge accounting, the transaction is identified and treated as a non-hedge accounting derivative.

The following table summarizes the Company’s derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

	March 31,
	2005	2004

	(Dollars in millions)

Derivative assets	$2,440	$2,226
Less: Collateral held [1]	982	63

Derivative assets, net of collateral	$1,458	$2,163

Derivative liabilities	$23	$34

1

Represents cash received under reciprocal collateral arrangements that the Company has entered into with certain derivative counterparties as described in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.”

The following table summarizes the composition of the Company’s derivatives portfolio:

	Notionals:			Fair value of :

	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities

	(Dollars in millions)
March 31, 2005
Pay-float swaps [1]	$11,532	$14,859	$26,391	$2,205	($173)
Pay-fixed swaps	-	30,611	30,611	383	(10)
Interest rate caps	-	800	800	12	-
Counterparty netting	-	-	-	(160)	160

Total	$11,532	$46,270	$57,802	$2,440	($23)

March 31, 2004
Pay-float swaps [1]	$10,785	$14,619	$25,404	$2,497	($32)
Pay-fixed swaps	-	18,932	18,932	1	(279)
Interest rate caps	-	800	800	5	-
Counterparty netting	-	-	-	(277)	277

Total	$10,785	$34,351	$45,136	$2,226	($34)

1      Includes cross-currency interest rate swaps and currency basis swaps.

Interest Expense

The following table summarizes the components of interest expense:

	Years ended March 31,

	2005	2004	2003

	(Dollars in millions)

Interest expense on debt	$1,167	$1,056	$1,107
Amortization of basis adjustments on debt	(179)	(60)	(20)
Net interest on hedge accounting derivatives	(177)	(507)	(539)
Amortization of debt issue costs	43	49	52
Ineffectiveness related to hedge accounting derivatives	(15)	(4)	(12)
Other	(12)	-	-

Interest expense excluding non-hedge accounting results	827	534	588
Net result from non-hedge accounting	(157)	44	661

Total interest expense	$670	$578	$1,249

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper. The increase was due primarily to increases in market interest rates on unsecured debt and commercial paper issuances and higher outstanding balances.

The increase in the amortization of basis adjustments on debt is primarily due to the recognition of amortization related to the fair value adjustments on debt for terminated fair value hedging relationships. As discussed in the “Use of Derivative Instruments” section within this MD&A, the de-designation of the hedge accounting derivative results in the termination of the fair value hedging relationships. As a consequence of these terminations, the fair value adjustments to the hedged items continue to be reported as part of the basis of the debt and are amortized to interest expense over the life of the debt.

Net interest on hedge accounting derivatives represents net interest on pay-float swaps. The decrease was primarily due to an increase in short-term interest rates, primarily 3-month LIBOR.

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense.

	Years ended March 31,

	2005	2004	2003

	(Dollars in millions)
	(Gain)/Loss

Currency basis swaps unrealized gain	($85)	($46)	$-
Foreign currency transaction loss	83	52	-
Net interest on non-hedge accounting derivatives	(71)	172	232
Unrealized (gain) loss on non-hedge accounting derivatives
Interest rate swaps	(62)	(161)	308
Interest rate caps	(6)	32	121
Other	(16)	(5)	-

Net result from non-hedge accounting	($157)	$44	$661

Currency basis swaps are used in combination with interest rate swaps to convert non-U.S. dollar debt to U.S. dollar denominated payments. The Company has elected hedge accounting for certain interest rate swaps and related debt, but has elected not to apply hedge accounting for the currency basis swaps. The increase in the fair value of the currency basis swaps was primarily due to the decrease of the U.S. dollar against certain other currencies.

The foreign currency transaction loss relates to foreign currency denominated debt where hedge accounting has been applied only for interest rate risk. The increase was primarily due to the decrease of the U.S. dollar against certain other currencies.

Net interest on non-hedge accounting derivatives represents net interest on pay-fixed and pay-float swaps and interest rate caps. The favorable change in net interest on non-hedge accounting derivatives was primarily due to higher notional balances resulting from the reclassification of $6,133 million in notional balances of hedge accounting derivatives to non-hedge accounting derivatives. This reclassification resulted from the de-designation of derivatives.

The decrease in the unrealized gain on non-hedge accounting derivatives is primarily due to the de-designation of derivatives beginning in the fourth quarter of fiscal 2004. Rather than electing hedge accounting treatment for these derivatives, the Company allows the changes in the fair value of the non-hedge accounting derivatives to partially offset each other. The unrealized gain on non-hedge accounting derivatives was also affected by the increased market interest rates, particularly the two and three-year swap rates.

Refer to the “Use of Derivative Instruments” section within this MD&A for further discussion of the Company’s use of derivatives.

Investment and Other Income

The following table summarizes the Company’s investment and other income:

	Years Ended March 31,			% Change

	2005	2004	2003	2005 to 2004	2004 to 2003

	(Dollars in millions)

Income from retained interests	$49	$72	$55	(32%)	31%
Servicing fee income	25	45	38	(44%)	18%
Gains from securitization of finance receivables	-	30	106	(100%)	(72%)
Losses on impairment of retained interests	-	-	(21)	-	100%

Investment income from securitizations	74	147	178	(50%)	(17%)

Investment income from marketable securities	30	25	25	20%	-
Realized gains (losses) on marketable securities	5	10	(21)	(50%)	-
Losses related to Argentine investment	-	-	(9)	-	100%
Other income	30	14	9	114%	56%

Investment and other income	$139	$196	$182	(29%)	8%

Investment and other income decreased primarily due to the absence of gains from securitization of finance receivables and declines in income from retained interests and servicing fee income, partially offset by an increase in other income.

Income from Retained Interests and Servicing Fee Income

Income from retained interests represents investment income earned on interests retained in securitizations, as discussed in the “Off-Balance Sheet Arrangements” section within this MD&A. The decrease in income from retained interests is due to the amortization of the related retained interests. In addition, the Company did not enter into any new securitization transactions during fiscal 2005.

Servicing fee income relates to the contractual servicing fees that the Company receives for servicing its securitized receivables. Servicing fee income decreases as the balance of securitized receivables decreases. The Company did not enter into any new securitization transactions during fiscal 2005, and the balance of securitized receivables continued to liquidate, resulting in a decrease in servicing fee income.

The outstanding balance of securitized retail finance receivables serviced by the Company decreased from $4,264 million at March 31, 2004 to $1,956 million at March 31, 2005.

Gains from Securitization of Finance Receivables

The securitization of receivables generally accelerates the recognition of income on retail contracts, net of servicing fees and other related deferrals, into the period the assets are sold. Numerous factors can affect the timing and amounts of gain recognition, such as the amount of assets sold, market interest rates at the time of the sale, the structure of the sale, and key economic assumptions used as discussed in the “Critical Accounting Estimates” section within this MD&A. Gains from securitization decreased as the Company did not enter into a securitization transaction during 2005 as compared with one securitization transaction totaling approximately $1,884 million during fiscal 2004.

Investment Income from and Realized Gains (Losses) on Marketable Securities

The Company realized lower gains on marketable securities, primarily due to lower net realized gains on debt and equity investments. Realized losses incurred in fiscal 2005 include $4 million in impairment losses.

Other Income

The increase in other income represents interest income of $33 million on a tax refund received during fiscal 2005 related to the conclusion of the Internal Revenue Service examination of fiscal 1992 through fiscal 1996 tax years, partially offset by net interest expense unrelated to the Company’s debt portfolio.

Operating and Administrative Expenses

	Years Ended March 31,			% Change

	2005	2004	2003	2005 to 2004	2004 to 2003

	(Dollars in millions)

Employee expenses	$286	$246	$240	16%	3%
Operating expenses	321	303	270	6%	12%
Insurance dealer incentive expenses	43	34	27	26%	26%

Total operating and administrative expenses	$650	$583	$537	11%	9%

The increase in operating and administrative expenses was primarily due to an increase in expenses related to new technology development and additional employee expenses incurred to support overall business growth. The Company expects operating and administrative costs to continue to increase as a result of costs incurred under its technology initiative and general business growth; however, expenses as a percentage of average earning assets are expected to be consistent with fiscal 2005. Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC. Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further details.

During fiscal 2004 the Company launched a multi-year initiative to replace its major legacy transaction systems. The purpose of the initiative is to implement simplified, streamlined technology solutions to improve service delivery to its customers, enhance the quality and speed of information management, and support continued profitable growth. This technology initiative includes the replacement of the Company’s insurance claims processing module, wholesale transaction system, contract acquisition technology system, retail and lease transaction systems, and commercial finance transaction system, as well as the migration of the Company’s data center to a new facility. The Company completed the replacement of its insurance claims processing module and wholesale transaction system during fiscal 2005. Additional enhancements to these systems are expected to continue in the next fiscal year.

The replacement of the Company’s contract acquisition technology system, its retail and lease transaction systems and its commercial finance transaction system, and the execution of the Company’s data center migration to a new facility are ongoing. The Company has dedicated key resources to the management and execution of these technology projects and expects to incur significant costs related to its technology initiative over the next several fiscal years. Notwithstanding the current level of resources and expenditures the Company has dedicated and plans to dedicate to this initiative, systems implementations of this magnitude typically require additional resource allocation to ensure successful transition and completion. The Company believes it has properly aligned its resources internally and is in a strategic position to address such issues. However, as discussed in Item 1., “Business – Risk Factors – Operational Risk”, the replacement of major legacy transaction systems and the migration of the Company’s data center could increase the Company’s exposure to risk of loss through disruption of normal operating processes and procedures.

Insurance dealer incentive expenses are based on volume and underwriting performance. The increase was primarily due to an increase in the number of enrolled dealers, higher sales volume and agreements in force, and improved dealer underwriting performance. Refer to the “Results of Operations – Selected Insurance Results” section of within this MD&A for further discussion regarding the Company’s insurance results.

Fiscal 2004 Compared to Fiscal 2003

Net earning assets increased primarily due to higher levels of both retail finance receivables and dealer financing, partially offset by a decrease in lease earning assets. The increase in retail finance receivables primarily resulted from the growth in the number of new vehicles financed under the Company’s retail financing programs. This growth was generated in large part by an increased availability of TMS subvention and higher Toyota and Lexus vehicle sales levels. The increase in dealer financing was primarily due to increases in the number of vehicle dealers receiving vehicle wholesale financing and the corresponding increase in the amount of dealer inventory financed by the Company. Total lease earning assets decreased primarily due to the continued emphasis on retail financing programs.

Total contract volume increased due to the combined effects of higher Toyota and Lexus vehicle sales, incremental volume from the increased number of wholesale dealers serviced by TMCC, and continued availability of TMS subvention. Used vehicle retail contract volume increased when compared with the prior year primarily due to increased TMS retail subvention programs for certain used Toyota and Lexus vehicle contracts. In contrast, total vehicle lease contract volume decreased due to the continued emphasis on retail financing programs.

Total financing revenues increased slightly due to retail financing and dealer financing revenue increases, partially offset by a decline in leasing revenues. Leasing revenues declined due to reductions in vehicle lease earning assets. Retail financing revenues increased as a result of the continued growth in vehicle retail finance receivables, partially offset by reductions in retail financing portfolio yield. Dealer financing revenues increased due to increases in the related receivables, partially offset by a reduction in dealer financing portfolio yield.

Higher total depreciation expense on operating leases resulted from an overall increase in the average depreciable basis, partially offset by lower adjustments to depreciation expense recorded to bring contractual residual values in line with projected market values.

Reductions in the provision for credit losses and total charge-offs, net of recoveries, as well as in the allowance for credit losses as a percentage of gross earning assets, reflect decreases in both frequency of occurrence and loss severity. This improvement in both the frequency and severity of credit losses resulted, in large part, from several operational initiatives implemented during fiscal 2004 discussed in the “Results of Operations – Credit Risk” section within this MD&A, and from a strengthening of the used vehicle market.

The decrease in interest expense on debt was due primarily to decreases in market interest rates on unsecured debt and commercial paper issuances. The amortization of basis adjustments on debt increased due to the de-designation of derivatives, which the Company initiated during the fourth quarter of fiscal 2004. No such amortization related to de-designation was recognized in fiscal 2003. Net result from non-hedge accounting improved primarily due to the impact of increased market interest rates, particularly the two and three-year swap rates, on the Company’s non-hedge accounting derivatives.

Investment and other income increased primarily due to the positive impact of realized gains on marketable securities and the absence of losses on impairment of retained interests and on the investment in Toyota Credit Argentina S.A., partially offset by lower gains from securitizations of finance receivables.

The increase in operating and administrative expenses reflects increases in personnel expenses related to increased headcount and training activities, expenses related to technology services provided by TMS, expenses related to new technology development, losses on disposal of assets in connection with the Company’s move to the new headquarters location, and additional costs incurred to support growth in the Company’s business.

Insurance premiums earned and contract revenues from insurance operations increased primarily due to increased contract volume and increases in total agreements in force. Insurance losses and loss adjustment expenses increased primarily due to an increased number of agreements in force.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk arising from the inability to meet obligations when they come due. The Company’s liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner under adverse market conditions. This capacity primarily arises from the Company’s ability to raise funds in the global capital markets as well as its ability to generate liquidity from its balance sheet. This strategy has led the Company to develop a borrowing base that is diversified by market and geographic distribution and type of security, among other factors, as well as programs to prepare assets for sale and securitization. Credit support provided by the Company’s parent provides an additional source of liquidity to the Company, although it is not relied upon by the Company in its liquidity planning and capital and risk management.

The following table summarizes the outstanding components of the Company’s funding sources:

	March 31,
	2005	2004

	(Dollars in millions)

Commercial paper	$10,397	$8,094
Unsecured term debt [1]	31,360	28,534
On-balance sheet securitization	-	226

Total debt	41,757	36,854
Off-balance sheet securitization	1,867	4,121

Total funding	$43,624	$40,975

1

Includes fair market value changes and foreign currency transaction adjustments on debt in hedge accounting and non-hedge accounting relationships of $1,981 million and $1,915 million at March 31, 2005 and 2004, respectively, as described in Note 9 of the Consolidated Financial Statements.

The Company does not rely on any single source of funding and may choose to realign its funding activities depending upon market conditions, relative costs, and other factors. The Company believes that its funding sources, combined with operating and investing activities, will provide sufficient liquidity to meet future funding and business growth requirements.

For liquidity purposes, the Company holds cash in excess of its immediate funding needs. These excess funds are invested in short-term highly liquid and investment grade money market instruments. The Company maintained excess funds ranging from $194 million to $2,394 million during fiscal 2005, with an average balance of $991 million.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under the Company's commercial paper programs ranged from approximately $8,027 million to $13,941 million during fiscal 2005, with an average outstanding balance of $10,032 million. The Company’s commercial paper programs are supported by the liquidity facilities discussed later in this section. As an issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”) and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), the Company believes there is ample capacity to meet its short-term requirements.

Unsecured Term Debt

Term funding requirements are met through the issuance of a variety of debt securities issued in both the U.S. and international capital markets. To diversify its funding sources, the Company has issued in a variety of markets, currencies, and maturities, which allows it to broaden its distribution of securities and further enhance liquidity.

The following table summarizes the components of the Company’s unsecured term debt at par value:

	U.S. dollar medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Total unsecured term debt

	(Dollars in millions)

Balance at March 31, 2004[1]	$10,188	$13,751	$2,428	$26,367
Issuances during fiscal 2005	6,069	2,818	391	9,278
Payments during fiscal 2005	(4,284)	(2,028)	-	(6,312)

Balance at March 31, 2005[1]	$11,973	$14,541	$2,819	$29,333

1	Amounts represent par values and as such exclude basis adjustments, unamortized premium/discount, and foreign currency transaction adjustment.

During fiscal 2005, the Company issued the equivalent of approximately U.S. $2,818 million fixed and floating rate notes under the EMTN program. These notes were issued in U.S. dollars, euros, British pounds sterling, and Australian dollars, had terms to maturity ranging from approximately two years to approximately ten years, and had interest rates at the time of issuance ranging from 2.05% to 5.41%.

All unsecured term debt was issued with original maturities ranging from greater than one year to approximately thirty years. The remaining maturities of all unsecured term debt outstanding at March 31, 2005 ranged from less than one year to approximately thirty years.

The Company maintains a $15,021 million shelf registration with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets, under which approximately $8,573 million was available for issuance at April 30, 2005. Under the Company’s EMTN program, which provides for the issuance of debt securities in the international capital markets, the maximum aggregate principal amount authorized to be outstanding at any time is $20,000 million or the equivalent in other currencies, of which approximately $5,541 million was available for issuance at April 30, 2005. The U.S. dollar and EMTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, the Company may issue bonds in the international capital markets that are not issued under its U.S. dollar and EMTN programs.

Securitization

The Company’s securitization program represents an additional source of liquidity, as the Company currently owns $28,779 million in potentially securitizable retail finance receivables. The Company currently maintains a shelf registration with the SEC relating to the issuance of securities secured by retail finance receivables. During fiscal 2005, the Company did not execute any securitization transactions. As of April 30, 2005, approximately $6,169 million remained available for issuance under the registration statement. In December 2004, the SEC adopted Regulation AB relating to offerings and the on-going reporting of asset-backed securities. The Company intends to comply with the new rules to ensure future ability to utilize securitization as a source of liquidity. Refer to the “Off-Balance Sheet Arrangements” section of this MD&A for further discussion about the Company’s securitization program.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, the Company maintains syndicated bank credit facilities with certain banks. During fiscal 2005, the Company renewed and decreased its 364-day syndicated bank credit facilities from $4,000 million to $2,900 million and renewed and increased its 5-year syndicated bank credit facilities from $1,400 million to $4,200 million.

The following table summarizes the Company’s credit facilities:

	TMCC		TCPR		Total

	March 31,

	2005	2004	2005	2004	2005	2004

	(Dollars in millions)
364-day syndicated bank credit facilities – committed	$2,767	$3,600	$133	$400	$2,900	$4,000
5-year syndicated bank credit facility – committed	3,933	1,400	267	-	4,200	1,400
Letters of credit facilities – uncommitted	55	55	-	-	55	55

Total credit facilities	$6,755	$5,055	$400	$400	$7,155	$5,455

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at March 31, 2005 and 2004. No amounts were drawn on the committed facilities at March 31, 2005 and 2004.

The syndicated bank credit facilities do not contain any material adverse change clauses or restrictive financial covenants that would limit the ability of the Company or Toyota Credit de Puerto Rico Corp. (“TCPR”) to borrow under their respective facilities.

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC (“TMC Credit Support Agreement”), TMC agreed to: 1) maintain 100% ownership of TFSC; 2) cause TFSC and its subsidiaries to have a net worth of at least ¥10 million, equivalent to $93,327 at March 31, 2005; and 3) make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended. The agreement is not a guarantee by TMC of any securities or obligations of TFSC.

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

In connection with the TFSC Credit Support Agreement, TMCC and TFSC are parties to a credit support fee agreement (“Credit Support Fee Agreement”). The Credit Support Fee Agreement requires TMCC to pay to TFSC a semi-annual fee equal to 0.05% per annum of the weighted average outstanding amount of TMCC Securities entitled to credit support.

TCPR is the beneficiary of a credit support agreement with TFSC containing the same provisions as the TFSC Credit Support Agreement described above but pertaining to TCPR and TCPR bonds, debentures, notes and other investment securities and commercial paper (collectively, "TCPR Securities"). Holders of TCPR Securities have the right to claim directly against TFSC and TMC to perform their respective obligations as described above. This agreement is not a guarantee by TFSC of any securities or other obligations of TCPR. TCPR has agreed to pay TFSC a semi-annual fee equal to 0.05% per annum of the weighted average outstanding amount of TCPR Securities entitled to credit support.

In June 2005, the semi-annual fee TMCC and TCPR are required to pay to TFSC increased from 0.05% to 0.06% per annum of the weighted average outstanding amounts entitled to credit support of TMCC Securities and TCPR Securities, respectively.

TMC files periodic reports and other information with the SEC, which can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material may also be obtained at prescribed rates by mail at the same address. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. TMC’s filings may also be found at http://www.toyota.com under “Shareholder Information” under “About Toyota”.

Credit Ratings

As of April 30, 2005, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

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

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

Securitization of receivables allows the Company to access a highly liquid and efficient capital market while providing the Company with an alternative source of funding and investor diversification. The Company began participating in the asset-backed securitization market in 1993, securitizing both retail and lease finance receivables. The Company’s recent securitization program involves only retail finance receivables. For further discussion of the Company’s funding strategy, refer to the “Liquidity and Capital Resources” section within this MD&A.

The Company’s securitization program typically involves a two-step transaction. The Company sells discrete pools of retail finance receivables to a wholly owned consolidated bankruptcy remote special purpose entity (“SPE”), which in turn transfers the receivables to a qualified special purpose entity (“QSPE” or “securitization trust”) in exchange for the proceeds from securities issued by the securitization trust. The asset-backed securities are rated by at least two NRSROs and sold in registered public offerings. These securities, usually in the form of notes or certificates of various maturities and interest rates, are secured by collections on the sold receivables. The securities are structured into senior and subordinated classes. Generally, the senior classes have priority over the subordinated classes in receiving collections from the sold receivables. The Company typically uses an amortizing structure in its securitizations. In most amortizing structures, holders of the asset-backed securities receive monthly payments of principal and interest and therefore the outstanding principal balance of the securities is repaid as the securitization trust receives principal collections on the sold receivables.

The following flow chart diagrams a typical securitization transaction:

The Company’s use of SPEs in securitizations is consistent with conventional practices in the securitization markets. The sale to the SPE isolates the sold receivables from other creditors of the Company for the benefit of securitization investors and the securitization is accounted for as a sale, assuming accounting requirements are satisfied. Investors in securitizations have no recourse to the Company beyond the retained subordinated interests, any cash reserve funds, and any amounts available or funded under the revolving liquidity notes discussed below. Investors do not have recourse to other assets of the Company for obligor defaults. The Company does not guarantee any securities issued by any securitization trust. None of the Company’s officers, directors, or employees holds any equity interests or receives any direct or indirect compensation from the Company’s SPEs. The SPEs do not own the Company’s stock or stock of any of the Company’s affiliates and there are no contracts to do so. Each SPE has limited purposes and may only be used to purchase and sell the receivables. The individual securitization trusts have a limited duration and generally terminate when investors holding the asset-backed securities have been paid all amounts owed to them.

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

Various forms of credit enhancements are provided to reduce the risk of loss for senior classes of securities. These credit enhancements may include the following:

•

Cash reserve funds or restricted cash: Unless a revolving liquidity note, as discussed below, is in place, a portion of the proceeds from the sale of asset-backed securities is held by the securitization trust in segregated reserve funds and may be used to pay principal and interest to investors if collections on the sold receivables are insufficient. In the event a securitization trust experiences charge-offs or delinquencies above specified levels, additional excess amounts from collections on receivables held by the securitization trusts will be added to such reserve funds.

•	Subordinated securities: Generally, these securities are not repaid until the senior securities are paid in full.

•

Revolving liquidity notes: In certain securitization structures, revolving liquidity notes (“RLN”) are used in lieu of deposits to a cash reserve fund. The securitization trust may draw upon the RLN to cover any shortfall in interest and principal payments to investors. The Company funds any draws, and the terms of the RLN obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under the RLN are subordinate to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into a reserve account. If collections are insufficient to repay amounts outstanding under RLN, the Company will recognize a loss for the outstanding amounts. The Company must fund the entire amount available under the RLN into a reserve account if the Company’s short term unsecured debt ratings are downgraded below P-1 or A-1 by Moody’s or S&P, respectively. Management believes the likelihood of the Company incurring such losses or the Company’s short-term credit rating being downgraded is remote. No amounts were outstanding under the RLN as of March 31, 2005 and 2004. The RLN had no material fair value as of March 31, 2005 and 2004. The Company has not recognized a liability for the RLN because it does not expect to be required to fund any amounts under the RLN.

The Company may enter into a swap agreement with the securitization trust under which the securitization trust is obligated to pay the Company a fixed rate of interest on payment dates in exchange for receiving amounts equal to the floating rate of interest payable on the asset backed securities.

Income earned from the sale of receivables includes gains or losses on assets sold, servicing fee income, and interest income earned on retained interests. The sale of receivables has the effect of reducing financing revenues in the year the receivables are sold, as well as in future years. The net impact of securitizations on annual earnings will include financing revenue effects in addition to the reported gain or loss on assets sold and will vary depending on the amount and timing of securitizations in the current year, as well as the interest rate environment at the time the finance receivables were originated and securitized. Gains on assets sold are recognized in the period in which the sale occurs and are included in investment and other income in the Consolidated Statement of Income. The recorded gains on assets sold are dependent on the carrying amount and fair value of the assets less the fair value of retained obligations, if any, at the time of the sale. The carrying amount is allocated between the assets sold and the retained interests based on their relative fair values at the date of the sale.

The Company recognizes income from the retained interests over the life of the respective underlying retained interest using the effective yield method. The effective yield represents the excess of all forecasted cash flows over the initial amount recorded as the retained interest at the sale date. As adjustments to forecasted cash flows are made, the Company adjusts the rate at which income is earned prospectively. If changes in the forecasted cash flows result in an other-than-temporary decline in the fair value of the retained interests, an impairment loss is recognized to the extent that the fair value is less than the carrying amount. Such losses, when incurred, are included in investment and other income in the Consolidated Statement of Income. Otherwise, any difference in the carrying amount and the fair value of the retained interests is recognized as an unrealized gain or loss, net of income taxes, and is included in accumulated other comprehensive income in the Consolidated Balance Sheet.

TMCC continues to service the sold receivables for a servicing fee. TMCC’s servicing duties include collecting payments on receivables and submitting them to the appropriate trustee for distribution to the certificate holders. TMCC also prepares monthly investor reports, which include information on the performance of the sold receivables, including collections, delinquencies, credit losses, and amounts distributable to investors, which each trustee uses on behalf of the securitization trust to distribute monthly interest and principal payments to investors. TMCC also performs administrative services for each securitization trust, including filing periodic reports, preparing notices, and tax reporting. While servicing the sold receivables for the securitization trusts, TMCC applies the same servicing policies and procedures that are applied to the owned receivables.

The sale of receivables through securitizations is further discussed in Note 7 – Sale of Receivables of the Notes to Consolidated Financial Statements.

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. TMCC receives an annual fee of $102,000 for guaranteeing such payments. The nature, business purpose, and amounts of these guarantees are described in Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements. Other than the fee discussed above, there are no corresponding expenses or cash flows arising from the Company’s guarantees, nor are any amounts recorded as liabilities on the Company’s Consolidated Balance Sheet.

Lending Commitments

The Company provides fixed and variable rate credit facilities to vehicle and industrial equipment dealers. These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate. The Company obtains a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover the Company’s exposure under such agreements. The Company prices the credit facilities to reflect the credit risks assumed in entering into the credit facility. The Company also provides financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions. The Company has also extended credit facilities to affiliates as described in Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements. While the majority of these credit facilities and financing arrangements are secured, approximately 22% at March 31, 2005 are unsecured.

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of March 31, 2005, the Company does not believe it is probable that it will be required to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of March 31, 2005.

Receivable Repurchase Obligations

TMCC makes certain representations and warranties to the SPEs, and the SPEs make corresponding representations and warranties to the securitization trusts, relating to the receivables sold in securitization transactions. TMCC and the SPEs may be required to repurchase any receivable in the event of a breach of a representation and warranty that would materially and adversely affect the interest of the SPEs, or any securitization trust, as applicable. In addition, TMCC, as the servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer that would materially and adversely affect the interest of any securitization trust, or if extensions or modifications to a receivable are made, and TMCC, as the servicer, does not elect to make advances to cover any resulting reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable plus any accrued interest thereon. These provisions are customary in the securitization industry. No receivables were repurchased under these provisions during fiscal 2005. Receivables repurchased during fiscal 2004 and 2003 totaled $1 million in each year. The Company does not believe it is probable that it will be required to make any material payments in the future and, as such, no amounts have been recorded under these obligations as of March 31, 2005.

Advancing Requirements

As a servicer of receivables sold through securitizations, TMCC is required to advance delinquent amounts contractually owed by an obligor to the applicable securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for any outstanding advances from collections on all receivables before making other required payments. These provisions are customary in the securitization industry. Advances outstanding at March 31, 2005 and 2004 totaled $5 million and $13 million, respectively.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. Aggregate contractual obligations and credit-related commitments in existence at March 31, 2005 are summarized as follows:

	Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(Dollars in millions)

Debt [1]	$41,757	$17,232	$13,917	$7,672	$2,936
Lending commitments [2]	4,118	4,118	(2)	(2)	(2)
Premises occupied under lease	117	19	30	19	49
Revolving liquidity notes [3]	40	40	(3)	(3)	(3)
Purchase obligations [4]	35	23	12

Total	$46,067	$21,432	$13,959	$7,691	$2,985

1	Debt includes the effects of fair market value changes and foreign currency transaction adjustments.

2

Lending commitments represent term loans and revolving lines of credit extended by the Company to vehicle and industrial equipment dealers and affiliates as described in the “Off-Balance Sheet Arrangements” section of this MD&A. Of this amount, $2,591 million was outstanding as of March 31, 2005. The above lending commitments have various expiration dates.

3

Certain securitization trusts may draw from TMCC under the RLNs over the life of the related securitization transactions. The terms of the RLNs obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under the RLNs are subordinated as described in the “Off-Balance Sheet Arrangements” section of this MD&A. No amounts were outstanding as of March 31, 2005.

4

Purchase obligations represent fixed or minimum payment obligations under the Company’s contracts, $15 million of which relate to contracts with information technology service providers in connection with the technology initiative described in the “Results of Operations - Operating and Administrative Expenses” section of this MD&A. The amounts included herein represent the minimum contractual obligations in certain situations; however, actual amounts incurred may be substantially higher depending on the particular circumstance, including in the case of information technology contracts, the amount of usage once implemented by the Company. Contracts that do not specify fixed payments or provide for a minimum payment are not included. Certain contracts noted herein contain voluntary provisions under which the contract may be terminated for a specified fee, ranging up to $1.6 million, depending upon the contract.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following:

•	changes in demand for Toyota and Lexus products
•	changes in economic conditions
•	a decline in the market acceptability of leasing or retail financing
•	the effect of competitive pricing on interest margins
•	changes in vehicle and component pricing due to the appreciation of the Japanese yen against the U.S. dollar
•	the effect of governmental actions
•	changes in tax laws or the Company’s tax position
•	the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing changes in vehicle returns and losses incurred at lease maturity
•	the continuation of, and if continued, the level and type of subvention programs offered by TMS
•	the ability of the Company to successfully access the U.S. and international capital markets
•	the effect of any NRSRO actions
•	increases in market interest rates or other changes in costs associated with the Company’s debt funding
•	implementation of new technology systems or failure to successfully implement the Company’s disaster recovery program
•	the effectiveness of the Company’s internal control or financial systems, or a failure of internal control resulting in a loss
•	the effectiveness of the Company’s internal control over financial reporting resulting in an error in the Company’s financial statements or disclosures
•	continuation of factors causing changes in delinquencies and credit losses
•	changes in the fiscal policy of any government agency which increases sovereign risk
•	monetary policies exercised by the European Central Bank and other monetary authorities
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

NEW ACCOUNTING STANDARDS

Refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The Company has identified the estimates below as critical to the Company’s business operations and the understanding of the Company’s results of operations. The impact and any associated risks related to these estimates on the Company’s business operations are discussed throughout the MD&A where such estimates affect reported and expected financial results. The evaluation of the factors used in determining each of the Company’s critical accounting estimates involves significant assumptions, complex analysis, and management judgment. Changes in the evaluation of these factors may significantly impact the consolidated financial statements. Different assumptions or changes in economic circumstances could result in additional changes to the determination of the allowance for credit losses, the determination of residual values, the valuation of the Company’s retained interests in securitizations, and its results of operations and financial condition. The Company’s other significant accounting policies are discussed in Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Determination of the Allowance for Credit Losses

The Company maintains an allowance for credit losses to cover probable losses on its earning assets resulting from the failure of customers or dealers to make required payments. The level of credit losses is influenced primarily by two factors: frequency of occurrence and loss severity. These and other factors are further discussed in the “Results of Operations - Credit Risk” section of this MD&A. For evaluation purposes, exposures to credit losses are segmented into the two primary categories of “consumer” and “dealer”. The Company’s consumer portfolio is further segmented into retail finance receivables and lease earning assets, both of which are characterized by smaller balances and homogenous populations. The Company’s dealer portfolio consists of loans related to dealer financing. The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether reserves are considered adequate to cover probable losses. For further discussion of the accounting treatment of the Company’s allowance for credit losses, refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

The evaluation of the appropriateness of the allowance for credit losses and the Company’s exposure to credit losses involves estimates and requires significant judgment. The estimate of credit losses is based upon information available at the reporting date.

Consumer Portfolio

The consumer portfolio is evaluated using methodologies such as net flow rate analysis, credit risk grade/tier segmentation analysis, time series regression analysis, and vintage analysis. Various techniques are used including the segmenting of retail finance receivables and lease earning assets into pools, identifying risk characteristics, and reviewing historical delinquency and loss trends. Management also reviews and analyzes external factors including, but not limited to, changes in economic conditions, the used vehicle market and consumer behavior. In addition, internal factors, such as asset growth, purchase quality mix and contract term length, are also considered in the review. As discussed in the “Results of Operations – Credit Risk” section of this MD&A, most of the Company’s credit losses are related to its consumer portfolio.

Dealer Portfolio

The dealer portfolio is evaluated by first segmenting dealer financing into loan-risk pools, which are determined based on the risk characteristics of the loan (i.e. secured, unsecured, syndicated, etc.). The dealer pools are then analyzed using an internally developed risk rating process or by reference to third party risk rating sources. In addition, field operations management is consulted each quarter to determine if any specific dealer loan is considered to be impaired. If any such loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring. As discussed in the “Results of Operations – Credit Risk” section of this MD&A, to date, the Company has not incurred material credit losses on its dealer financing portfolio.

Sensitivity Analysis

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The expected loss severity and frequency of occurrence on the vehicle retail and lease portfolios represent two of the key assumptions involved in determining the allowance for credit losses. Holding other estimates constant, a 10% increase or decrease in either the estimated loss severity or the estimated frequency of occurrence on the vehicle retail and lease portfolios would have resulted in an increase or decrease, respectively, of $38 million to the provision for credit losses in fiscal 2005.

Determination of Residual Values

The determination of contractual residual values on the Company’s lease portfolio involves estimated end of term market values of leased vehicles. Establishing these estimates involves various assumptions, complex analysis, and significant judgment. Actual losses incurred at lease termination could be significantly different from expected losses. Substantially all of the Company’s residual value risk relates to its vehicle lease portfolio. To date, the Company has not incurred material losses related to declines in contractual residual values on its industrial equipment portfolio. For further discussion of the accounting treatment of residual values on the Company’s lease earning assets, refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

The contractual residual values of lease earning assets are estimated at lease inception by examining external industry data and the Company’s own historical residual experience. Factors considered in this evaluation include expected economic conditions, historical trends, and market information on new and used vehicle sales. During the term of the lease, management evaluates the adequacy of its estimate of the residual value and makes downward adjustments to the carrying value to the extent the market value at lease maturity is estimated to be less than the carrying value and when such decline is considered to be other-than-temporary. Factors affecting the estimated market value at lease maturity include, but are not limited to, economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices. These factors are evaluated in the context of their historical trends. For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases expense in the Consolidated Statement of Income. For direct finance leases, adjustments are made at the time of assessment and are included as a reduction to direct finance lease revenues in the Consolidated Statement of Income.

Sensitivity Analysis

Estimates used in determining end of term market values for leased vehicles significantly impact the amount and timing of depreciation expense. Return rate and loss severity represent two of the key assumptions involved in determining the amount of depreciation expense to be recorded.

The vehicle lease return rate represents the number of end of term leased vehicles returned to the Company for sale as a percentage of lease contracts that were originally scheduled to mature in the same period. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to the Company. A higher rate of vehicle returns exposes the Company to greater risk of loss at lease termination. Holding other estimates constant, an increase or decrease of 5 percentage points in estimated return rate would have resulted in additional before-tax expense or income, respectively, of $10 million in fiscal 2005.

Loss severity is the extent to which the end of term market value of a lease is less than its carrying value at lease end. Although the Company makes every effort to establish accurate contractual residual values at lease inception and adjusts the residual value downward throughout the life of the lease as conditions warrant, the Company may still incur losses to the extent the end of term market value of a lease is less than its carrying value at lease end. Holding other estimates constant, an increase or decrease of 15% in estimated loss severity would have resulted in additional before-tax expense or income, respectively, of $7 million in fiscal 2005.

Sale of Receivables and Valuation of Retained Interests

The Company’s securitization transactions are completed using QSPEs and are usually structured to obtain sale accounting treatment. For further description of the securitization structures, refer to the “Off-Balance Sheet Arrangements” section within this MD&A.

The Company is required to recognize a gain or loss on the sale of receivables in the period the sale occurs. The recorded gains or losses on sold receivables depend on the carrying amount and the fair value of such receivables, less the fair value of obligations, if any, at the sale date. The Company retains interests in the securitizations in the form of senior interests, which consist of senior securities purchased by the Company, and subordinated interests, which consist of interest-only strips and subordinated securities. The subordinated retained interests do not have a readily available market value. Therefore, the fair value of the retained interests is calculated by discounting forecasted cash flows using management’s estimates of key economic assumptions discussed below. The Company recognizes income from each retained interest over its life utilizing the effective yield method. The yield represents the excess of all forecasted cash flows over the initial amount recorded as the retained interest at the sale date. As adjustments to forecasted cash flows are made, the Company adjusts the rate at which income is earned prospectively. For further discussion of the accounting treatment of the Company’s securitizations, refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

Determination of the gain or loss on each sale of finance receivables, the fair value of retained interests, and the income from such retained interests requires management to make estimates and judgments regarding various assumptions. Such assumptions include expected credit losses over the life of the sold receivables, the risk of payments on sold receivables occurring earlier than scheduled maturities, also referred to as prepayment speed, and discount rates used to calculate the present value of future cash flows. The assumptions used are affected by various internal and external factors, including various portfolio, industry and economic indicators such as changes in economic conditions and consumer behavior that management believes are key to estimating expected credit losses, as well as historical delinquency and loss analysis and trends. Management evaluates these factors on a periodic basis for each securitization transaction and modifies its assumptions as the underlying analyses and the credit environment change.

Sensitivity Analysis

Note 7 – Sale of Receivables of the Notes to Consolidated Financial Statements sets forth the sensitivity of the fair value of retained interests to changes in each of the assumptions discussed above. Any changes in such assumptions will have a similar effect on gains on securitization and income from retained interests recognized during the period.

Derivative Instruments

The Company manages its exposure to market risks such as interest rate and foreign exchange risks with derivative instruments. These instruments include interest rate swaps, cross currency interest rate swaps, and purchased interest rate caps. The Company’s use of derivatives is limited to the management of interest rate and foreign exchange risks. For further discussion of the accounting treatment of the Company’s derivatives, refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

The Company’s management determines the application of derivatives accounting through the identification of hedging instruments, hedged items, and the nature of the risk being hedged, as well as the methodology used to assess the hedging instrument's effectiveness. In some cases, management may elect not to designate a hedge relationship for accounting purposes, or to de-designate a previously designated hedge relationship, in order to moderate the volatility of the derivative portfolio on the Company’s reported interest expense. The fair values of the Company’s derivative financial instruments are calculated by applying standard valuation techniques, such as discounted cash flow analysis employing readily available market data, including interest rates, foreign exchange rates and volatilities. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

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

Interest Rate Risk

Currently, the Company’s primary market risk exposure is interest rate risk. Interest rate risk results primarily from differences in the re-pricing characteristics of the Company’s assets and liabilities. When evaluating interest rate risk management strategies, the Company considers a variety of factors, including, but not limited to, management’s risk tolerance and market conditions. The Company uses various analytical techniques (including the Value at Risk (“VaR”) methodology, gap analysis, and sensitivity analysis) to assess and manage interest rate risk.

The VaR model used by the Company presents the potential loss in fair value for the Company’s portfolio from adverse changes in interest rates for a 30-day holding period within a 95% confidence interval using the Monte Carlo simulation technique. The VaR methodology is applied to the Company’s derivative financial instruments, financial instruments, and lease contracts. The methodology uses historical interest rate data to assess the potential future losses from changes in market interest rates while holding other market risks constant. The model assumes that loan prepayments do not depend on the level of interest rates. All options in the debt and derivatives portfolio are included in the VaR calculation, with the exception of call options on debt instruments which are offset by the use of interest rate swaps with call options mirroring those in the underlying debt. These matched positions are not included in the VaR calculation as the resulting net exposure is not material.

The VaR of the Company's portfolio as of and for the years ended March 31, 2005 and 2004 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:

	As of March 31, 2005	Average for the Year Ended March 31, 2005

Mean portfolio value	$9,139 million	$8,587 million
VaR	$118 million	$82 million
Percentage of the mean portfolio value	1.29%	0.95%
Confidence level	95.0%	95.0%
	As of March 31, 2004	Average for the Year Ended March 31, 2004

Mean portfolio value	$7,448 million	$6,237 million
VaR	$47 million	$51 million
Percentage of the mean portfolio value	0.63%	0.82%
Confidence level	95.0%	95.0%

The Company’s calculated VaR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of the Company’s portfolio of financial instruments during the year. The increase in the mean portfolio value from March 31, 2004 to March 31, 2005 is primarily the result of increased earning assets. The increase in VaR results from an increase in the notional balance and duration of the Company’s fixed rate earning assets combined with a reduction in the duration of the Company’s pay-fixed interest rate swaps.

Equity Price Risk

The Company is also exposed to equity price risk related to equity investments included in the investment portfolio of its insurance operations. These investments consist primarily of passively managed mutual funds that are designed to track the performance of major equity market indices. These investments are classified as available for sale. Fair market values of the equity investments are determined using quoted market prices.

A summary of the unrealized gains and losses on equity investments included in the Company’s other comprehensive income assuming a 10% and 20% adverse change in market prices is presented below:

	March 31,
	2005	2004

	(Dollars in millions)

Carrying value	$250	$132
Fair market value	$306	$176
Unrealized gain, net of tax	$35	$27
Estimated 10% adverse change, net of tax	$16	$16
Estimated 20% adverse change, net of tax	($3)	$5

These hypothetical scenarios represent an estimate of reasonably possible net losses that may be recognized as a result of changes in the fair market value of the Company’s equity investments assuming hypothetical adverse movements in future market values. These scenarios are not necessarily indicative of actual results that may occur. Additionally, the hypothetical scenarios do not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market prices.

Foreign Exchange Rate Risk

The Company issues debt in a variety of currencies, including, but not limited to, U.S. dollars, euros, British pounds sterling, Swiss francs and Japanese yen. As a matter of policy, currency exposure related to foreign currency debt is hedged at issuance through the execution of cross currency interest rate swaps or a combination of interest rate swaps coupled with currency basis swaps. Therefore, the Company believes that the market risk exposure to changes in currency exchange rates on its debt issuances is not material.

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

COUNTERPARTY CREDIT RISK

The Company enters into reciprocal collateral arrangements with certain counterparties to mitigate its exposure to the credit risk associated with the respective counterparty. A valuation of the Company’s position with the respective counterparty is performed at least once a month. If the market value of the Company’s net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of the counterparty's net derivatives position with the Company exceeds a specified threshold, the Company is required to transfer cash collateral in excess of the threshold to the counterparty. The Company’s International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet. At March 31, 2005, the Company held a net $982 million in collateral from counterparties, which is included in cash and cash equivalents in the Consolidated Balance Sheet. The Company is not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at March 31, 2005, reduced by the effects of master netting agreements and collateral. At March 31, 2005, substantially all of the Company's derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by NRSROs. The Company has not experienced a counterparty default and does not currently anticipate non-performance by any of its counterparties, and as such has no reserves related to non-performance as of March 31, 2005. In addition, many of the Company’s ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of the net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	March 31,

	2005	2004

	(Dollars in millions)
Credit Rating
AAA	$493	$1,029
AA	887	894
A	78	223
Non-rated entities [1]	-	17

Total net counterparty credit exposure	$1,458	$2,163

1	Exposure to various TMCC securitization trusts where the Company acts as a swap counterparty to the trust.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Toyota Motor Credit Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

June 21, 2005

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	March 31,

	2005	2004

ASSETS

Cash and cash equivalents	$799	$818
Investments in marketable securities	927	1,125
Finance receivables, net	37,608	32,318
Investments in operating leases, net	9,341	7,609
Other assets	2,001	2,764

Total assets	$50,676	$44,634

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$41,757	$36,854
Deferred income taxes	2,585	2,225
Other liabilities	2,090	1,992

Total liabilities	46,432	41,071

Commitments and contingencies (See Note 14)

Shareholder's equity:
Capital stock, $l0,000 par value (100,000 shares authorized; issued
and outstanding 91,500 in 2005 and 2004)	915	915
Accumulated other comprehensive income	46	44
Retained earnings	3,283	2,604

Total shareholder's equity	4,244	3,563

Total liabilities and shareholder's equity	$50,676	$44,634

See Accompanying Notes to Consolidated Financial Statements

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions)

	Fiscal Years
	Ended March 31,

	2005	2004	2003

Financing revenues:
Operating lease	$2,141	$2,049	$1,993
Direct finance lease	169	291	409
Retail financing	1,506	1,284	1,172
Dealer financing	270	198	181

Total financing revenues	4,086	3,822	3,755

Depreciation on operating leases	1,579	1,561	1,502
Interest expense	670	578	1,249

Net financing revenues	1,837	1,683	1,004

Insurance premiums earned and contract revenues	251	212	186
Investment and other income	139	196	182

Net financing revenues and other revenues	2,227	2,091	1,372

Provision for credit losses	230	351	604
Expenses:
Operating and administrative	650	583	537
Insurance losses and loss adjustment expenses	104	98	87

Total provision for credit losses and expenses	984	1,032	1,228

Income before provision for income taxes	1,243	1,059	144
Provision for income taxes	481	418	54

Net income	$762	$641	$90

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

(Dollars in millions)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE AT MARCH 31, 2002	$915	$1,873	$14	$2,802

Net income for the year ended March 31, 2003	-	90	-	90
Net unrealized loss on available-for-sale marketable securities, net of tax benefit of $6 million	-	-	(9)	(9)
Reclassification adjustment for net loss included in net income, net of tax benefit of $9 million	-	-	12	12

Total comprehensive income	-	90	3	93

BALANCE AT MARCH 31, 2003	$915	$1,963	$17	$2,895

Net income for the year ended March 31, 2004	-	641	-	641
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $18 million	-	-	33	33
Reclassification adjustment for net gain included in net income, net of tax provision of $4 million	-	-	(6)	(6)

Total comprehensive income	-	641	27	668

BALANCE AT MARCH 31, 2004	$915	$2,604	$44	$3,563

Net income for the year ended March 31, 2005	-	762	-	762
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $1 million	-	-	2	2
Reclassification adjustment for net gain included in net income, net of tax provision of $4 million	-	-	(6)	(6)

Total comprehensive income	-	762	(4)	758

Distribution of net assets to TFSA	-	(23)	6	(17)
Advance to TFSA under credit agreement	-	(60)	-	(60)

BALANCE AT MARCH 31, 2005	$915	$3,283	$46	$4,244

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Fiscal Years Ended March 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$762	$641	$90
Adjustments to reconcile net income to net cash provided by operating activities:
Net result from non-hedge accounting	(157)	44	661
Depreciation and amortization	1,759	1,827	1,760
Recognition of deferred income	(295)	(265)	(256)
Provision for credit losses	230	351	604
Gain from securitization of finance receivables	-	(30)	(106)
Other assets
Decrease (increase) in other assets	60	(190)	(114)
Decrease in derivative assets	919	63	-
Increase in deferred income taxes	372	336	165
Increase in other liabilities	154	122	22

Net cash provided by operating activities	3,804	2,899	2,826

Cash flows from investing activities:
Purchase of investments in marketable securities	(766)	(1,528)	(2,144)
Disposition of investments in marketable securities	759	1,831	1,513
Acquisition of finance receivables	(17,961)	(16,723)	(13,287)
Collection of finance receivables	11,109	8,039	5,959
Acquisition of direct finance leases	(108)	(1,004)	(1,443)
Collection of direct finance leases	1,728	2,400	2,672
Net change in wholesale receivables	(390)	(612)	(1,610)
Acquisition of investments in operating leases	(5,213)	(3,005)	(3,852)
Disposals of investments in operating leases	2,082	1,782	1,900
Proceeds from sale of finance receivables	-	1,825	4,502

Net cash used in investing activities	(8,760)	(6,995)	(5,790)

Cash flows from financing activities:
Proceeds from issuance of debt	9,260	8,279	9,787
Payments on debt	(6,538)	(7,617)	(6,398)
Net change in commercial paper	2,289	3,272	(192)
Distribution of net assets to TFSA	(14)	-	-
Advance to TFSA under credit agreement	(60)	-	-

Net cash provided by financing activities	4,937	3,934	3,197

Net (decrease) increase in cash and cash equivalents	(19)	(162)	233

Cash and cash equivalents at the beginning of the period	818	980	747

Cash and cash equivalents at the end of the period	$799	$818	$980

Supplemental disclosures:
Non-cash investing and financing activities in connection with the distribution of net assets to TFSA:
Decrease in assets	$133	-	-
Decrease in liabilities	$130	-	-
See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations

Toyota Motor Credit Corporation (“TMCC”) was incorporated in California in 1982 and commenced operations in 1983. TMCC and its consolidated subsidiaries, collectively referred to herein as the “Company”, are wholly owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation, which is a wholly owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation. TFSC, in turn, is a wholly owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation. TFSC manages TMC’s worldwide finance operations. TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services. The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles by Toyota Motor Sales, U.S.A., Inc. (“TMS”).

The Company provides a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers. The Company also provides finance products to commercial and industrial equipment dealers (“industrial equipment dealers”) and their customers. The Company’s products fall primarily into the following finance and insurance product categories:

•	Finance - The Company provides a broad range of finance products including retail financing, leasing, and dealer financing to vehicle and industrial equipment dealers and their customers.
•

Insurance - Through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly owned subsidiary, the Company provides marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers. The Company also provides coverage and related administrative services to certain affiliates.

The Company’s primary finance and insurance operations are located in the United States (excluding Hawaii) (“U.S.”) and the Commonwealth of Puerto Rico with earning assets principally sourced through Toyota and Lexus vehicle dealers. The Company also holds minority interests of less than $1 million in Toyota Credit Argentina S.A. and Toyota Compania Financiera de Argentina S.A., both TFSA majority-owned subsidiaries in Argentina.

During fiscal 2005, the Company transferred substantially all of its interests in Toyota Services de Mexico, S.A. de C.V. (“TSM”) and Toyota Services de Venezuela, C.A. (“TSV”), and its minority interest in Banco Toyota do Brazil, S.A. (“BTB”), to TFSA. The transfer of the $17 million carrying value, net of the $6 million cumulative translation adjustment, of the Company’s interests in these entities was accounted for as a distribution of assets and, accordingly, a reduction of shareholder’s equity. Due to the immaterial size of the Mexican and Venezuelan operations and the Brazilian holdings relative to the Company’s consolidated financial condition and results of operations, the related assets, liabilities, and results of operations prior to the transfer are included with the results of ongoing operations in the Consolidated Balance Sheet and Consolidated Statement of Income.

As of March 31, 2005, approximately 23% of managed vehicle retail and lease assets were located in California, 8% in Texas, 7% in New York, and 5% in New Jersey. The concentration of the remaining vehicle retail and lease assets is spread throughout the other 45 serviced states. In addition, at March 31, 2005, the 25 largest aggregate outstanding vehicle and industrial equipment dealer receivables totaled $2,724 million.

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

Debt and equity securities are designated as available-for-sale and carried at fair value using quoted market prices or discounted cash flow analysis with unrealized gains or losses included in accumulated other comprehensive income, net of applicable taxes. The Company uses the specific identification method to determine realized gains and losses related to its investment portfolio. Realized investment gains and losses are reflected in investment and other income in the Consolidated Statement of Income.

The Company evaluates debt and equity securities for other-than-temporary impairment by identifying securities that have declines in fair market value that meet the Company’s predetermined dollar and percentage thresholds. Consideration is given to, among other factors, the length of time the security has remained below amortized cost, the financial condition and prospects of the investee, changes in the investee’s economic or technical environment, and changes in the investee’s debt rating. If the decline is considered to be other-than-temporary, the cost basis of the security is written down to fair value and the write down is reflected in investment and other income in the Consolidated Statement of Income. Declines in fair value below amortized cost experienced for twelve consecutive months are considered other-than-temporary regardless of dollar amount.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Retail Receivables and Dealer Financing

Revenues associated with retail receivables and dealer financing are recognized so as to approximate a level rate of return over the contract term. Incremental direct costs incurred in connection with the acquisition of retail receivables and dealer financing, including incentive and rate participation payments made to vehicle dealers and incremental direct costs, are capitalized and amortized so as to approximate a level rate of return over the term of the related contracts. Retail receivables are reported at their outstanding balance, including accrued interest and incremental direct costs, net of unearned income. Unearned income includes deferred income on affiliate sponsored special rate program (“subvention”) payments received from affiliates. The Company intends to hold substantially all of its retail receivables to maturity.

Direct Finance Leases

At lease inception, the Company records the aggregate future minimum lease payments, contractual residual value of the leased vehicle, and unearned income. Unearned income includes deferred subvention payments received from affiliates. Revenue is recognized over the lease term so as to approximate a level rate of return on the outstanding net investment. Incremental direct costs and fees paid or received in connection with the acquisition of direct finance leases, including incentive and rate participation payments made to vehicle dealers, incremental direct costs, and acquisition fees collected from customers, are capitalized and amortized so as to approximate a level rate of return over the term of the related contracts.

Investments in Operating Leases

Investments in operating leases are recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value. Operating lease revenue is recorded to income on a straight-line basis over the term of the lease. Incremental direct costs and fees paid or received in connection with the acquisition of vehicle leases, including incentive and rate participation payments made to vehicle dealers, incremental direct costs, and acquisition fees collected from customers, are capitalized and amortized on a straight-line basis over the term of the related contracts. Investments in operating leases are recorded net of deferred subvention payments received from affiliates and deferred acquisition fees collected from customers.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Determination of Residual Values

The contractual residual values of lease earning assets are estimated at lease inception by examining external industry data and the Company’s own historical residual experience. Factors considered in this evaluation include expected economic conditions, historical trends, and market information on new and used vehicle sales. During the term of the lease, management evaluates the adequacy of its estimate of the residual value and makes downward adjustments to the carrying value to the extent the market value at lease maturity is estimated to be less than the carrying value and when such decline is considered to be other-than-temporary. For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases expense in the Consolidated Statement of Income. For direct finance leases, adjustments are made at the time of assessment and are included as a reduction to direct finance lease revenues in the Consolidated Statement of Income.

In addition, the Company also periodically evaluates the current value of operating leases for impairment. Operating lease assets are considered impaired when the expected undiscounted future cash flows over the remaining lease term are less than book value.

The Company uses various channels to sell vehicles returned at lease end. The Company does not re-lease returned vehicles.

Substantially all of the Company’s residual value risk relates to its vehicle lease portfolio. To date, the Company has not incurred material losses related to declines in contractual residual values on its industrial equipment portfolio.

Allowance for Credit Losses

The Company maintains an allowance for credit losses to cover probable losses on its earning assets resulting from the failure of customers or dealers to make required payments. Management evaluates the allowance at least quarterly, considering a variety of factors and assumptions, to determine whether the allowance is considered adequate to cover probable losses. The allowance for credit losses is management’s best estimate of the amount of probable credit losses in the Company’s existing portfolio.

Increases to the allowance for credit losses are accompanied by corresponding charges to the provision for credit losses. Except where applicable law requires otherwise, account balances are charged off when payments due are no longer expected to be received or the account is 180 days contractually delinquent, whichever occurs first. Related collateral, if recoverable, is repossessed and sold. Any shortfalls between proceeds received from the sale of repossessed collateral and the amounts due from customers are charged against the allowance. The allowance related to the Company’s earning assets is included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet. The related provision expense is included in the provision for credit losses in the Consolidated Statement of Income. Charge-offs are presented net of amounts recovered on previously charged off accounts.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Company to net settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Changes in the fair value of the derivatives are recorded in interest expense in the Consolidated Statement of Income.

The Company categorizes derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”). The Company designates at inception whether the derivative is considered a hedge accounting derivative or a non-hedge accounting derivative. That designation may change based on management’s intentions and changing circumstances.

In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. When the Company designates a derivative in a hedging relationship, the Company documents the risk management objective and strategy. This documentation includes the identification of the hedging instrument, the hedged item and the risk exposure, and how the Company will assess effectiveness prospectively and retrospectively. The Company assesses the extent to which a hedging instrument is effective at achieving offsetting changes in fair value at least quarterly. The Company recognizes changes in the fair value of derivatives designated in fair value hedging relationships (including foreign currency fair value hedging relationships) in interest expense in the Consolidated Statement of Income along with the fair value changes of the hedged item attributable to the hedged risk. For certain types of hedge relationships that meet stringent criteria, the Company applies the shortcut method, which provides an assumption of zero ineffectiveness that results in equal and offsetting changes in fair value in the Consolidated Statement of Income for both the hedged debt and the hedge accounting derivative.

When the shortcut method is not applied, any ineffective portion of the derivative that is designated as a fair value hedge is recognized as a component of interest expense in the Consolidated Statement of Income. If the Company elects not to designate a derivative instrument in a hedging relationship, or the relationship does not qualify for hedge accounting treatment, the full change in the fair value of the derivative instrument is recognized as a component of interest expense in the Consolidated Statement of Income with no offsetting fair value adjustment for the hedged item.

The Company reviews the effectiveness of its hedging relationships quarterly to determine whether the relationships have been and continue to be effective. The Company currently uses regression analysis to assess the effectiveness of its hedges. The Company began using regression analysis to assess hedge effectiveness in the fourth quarter of fiscal 2004. Prior to that date, the Company employed the dollar-offset method. When the Company determines that a hedging relationship has not been effective, hedge accounting is no longer applied. If hedge accounting is discontinued, the Company continues to carry the derivative instrument as a component of other assets or other liabilities in the Consolidated Balance Sheet at its fair value with changes in fair value reported as interest expense in the Consolidated Statement of Income. Additionally, for discontinued fair value hedges, the Company ceases to adjust the hedged item for changes in fair value and amortizes the cumulative fair value adjustments recognized in prior periods over the remaining term of the debt.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

The Company will also discontinue the use of hedge accounting if a derivative is sold, terminated or exercised, or if the Company’s management determines that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”). De-designated derivatives are included within the category of non-hedge accounting derivatives.

The Company’s goal is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities. The Company uses non-hedge accounting derivatives to manage this exposure. The use of non-hedge accounting derivatives to mitigate interest rate risk has resulted in significant earnings volatility. This volatility arises from the accounting treatment of the Company’s non-hedge accounting derivatives, which requires that changes in the fair value of the non-hedge accounting derivatives be reflected in the Consolidated Statement of Income. The Company addresses this earnings volatility by de-designating derivatives (previously treated as hedge accounting derivatives) that have offsetting economic characteristics to the non-hedge accounting derivatives. Volatility is reduced as a result of de-designation because combining the changes in fair value of de-designated derivatives with those of other non-hedge accounting derivatives results in a natural offset in the Statement of Consolidated Income. The hedged item associated with the derivative previously treated as a hedge accounting derivative ceases to be adjusted for changes in fair value upon de-designation. The Company began de-designating these derivatives in the fourth quarter of fiscal 2004.

The Company employs analytical measures such as duration and Value at Risk to identify which hedge accounting derivatives to de-designate. The Company performs similar analyses when entering into new derivative transactions. To the extent the Company can more closely match the accounting treatment to the underlying economics of the derivatives portfolio by not electing hedge accounting, the transaction is identified and treated as a non-hedge accounting derivative.

Foreign Currency Transactions

Certain transactions entered into by the Company, primarily related to debt, are denominated in foreign currencies. These transactions are fully hedged at issuance. During periods when the debt and the related derivatives do not qualify for hedge accounting, these transactions are translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance sheet date using the exchange rate in effect at that date. Gains and losses related to foreign currency transactions, primarily debt, are included in interest expense in the Consolidated Statement of Income.

Insurance Premiums Earned and Contract Revenues

Revenues from providing coverage under various contractual agreements are recognized over the terms of the agreements in relation to the timing and level of anticipated expenses. Revenues from insurance premiums, net of premiums ceded to reinsurers, are earned over the terms of the respective policies in proportion to the estimated loss development. Management relies on historical loss experience as a basis for establishing earnings factors used to recognize revenue over the term of the contract or policy.

The portion of premiums and service revenues written applicable to the unexpired terms of the policies is recorded as unearned premiums or unearned service revenue. Policies and contracts sold are usually in force from 3 to 84 months. Certain costs of acquiring new business, consisting primarily of commissions and premium taxes, are deferred and amortized over the term of the related policies on the same basis as revenues are earned.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Commissions and fees from services provided are recognized over the term of the coverage in relation to the timing of services performed. The effect of subsequent cancellations is recorded as an offset to earned premiums, contract revenues, and commissions and fees, accordingly.

Insurance Losses and Loss Adjustment Expenses

Insurance losses include amounts paid and accrued for loss events that are known and have been recorded as claims, estimates of losses incurred but not reported that are based on actuarial estimates and historical loss development patterns, and loss adjustment expenses that are expected to be incurred in connection with settling and paying these claims.

Accruals for unpaid losses and losses incurred but not reported are included in other liabilities in the Consolidated Balance Sheet. Estimated liabilities are reviewed regularly and the Company recognizes any differences in the periods they are determined. If anticipated losses, loss adjustment expenses, unamortized acquisition costs and maintenance costs exceed the recorded unearned premium or deferred income reserve, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

Reinsurance

The Company purchases on an annual basis excess of loss reinsurance to protect against the impact of large, irregularly occurring losses. Reinsurance reduces the magnitude of sudden unpredictable changes in net income. The amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured policy and include recoverable amounts for paid and unpaid losses. Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are included in other assets in the Consolidated Balance Sheet. Ceded insurance-related expenses are recorded as a reduction to insurance losses and loss adjustment expenses in the Consolidated Statement of Income. Amounts recoverable from reinsurers are recorded as a receivable but are not collectible until the losses are paid.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Sale of Receivables and Valuation of Retained Interests

The Company’s securitization transactions are completed using qualified special purpose entities (“QSPE”), also referred to as securitization trusts, and are usually structured to obtain sale accounting. Sale accounting treatment requires that gains or losses on finance receivables sold are recognized in the period in which the sale occurs. The recorded gains or losses on sold receivables depend on the carrying amount and the fair value of such receivables, less the fair value of retained obligations, if any, at the sale date. The carrying amount is allocated between the sold receivables and the subordinated retained interests described below based on their relative fair values at the sale date. Gains or losses on sold receivables are included in investment and other income in the Consolidated Statement of Income.

The Company retains senior and subordinated interests in the securitizations, which are included in investments in marketable securities and other assets in the Consolidated Balance Sheet. Senior interests in the securitizations represent senior securities purchased by the Company. Subordinated interests include interest only strips and subordinated securities, which provide credit enhancement to the senior securities. These subordinated retained interests are paid after the required distributions are made to senior securities. The subordinated retained interests do not have a readily available market value. Therefore, the fair value of the retained interests is calculated by discounting forecasted cash flows using management’s estimates of key economic assumptions. All key assumptions used in the valuation of the retained interests are periodically reviewed and are revised as deemed appropriate.

The Company recognizes income from retained interests over the life of the respective underlying retained interest using the effective yield method. The yield represents the excess of all forecasted cash flows over the initial amount recorded as the retained interest at the sale date. As adjustments to forecasted cash flows are made, the Company adjusts the rate at which income is earned prospectively. If changes in the forecasted cash flows result in an other-than-temporary decline in the fair value of the retained interests, then an impairment loss is recognized to the extent that the fair value is less than the carrying amount. Such losses, when incurred, are included in investment and other income in the Consolidated Statement of Income. Otherwise, any difference in the carrying amount and the fair value of the retained interest is recognized as an unrealized gain or loss, net of income taxes, and is included in accumulated other comprehensive income in the Consolidated Balance Sheet.

New Accounting Standards

In October 2004, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information,” in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF 04-10”). EITF 04-10 clarifies the requirements for operating segment aggregation. The effective date of EITF 04-10 is currently pending. The implementation of EITF 04-10 is not expected to have a material impact on the Company’s consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financial statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period greater than one year. The implementation of EITF 03-13 did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS 154 replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement”. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments in Marketable Securities

The amortized cost and estimated fair value of investments in marketable securities are as follows:

	March 31, 2005

	Cost	Fair Value	Unrealized Gains	Unrealized Losses

	(Dollars in millions)
Available-for-sale securities:
Subordinated securities	$79	$79	$-	$-
Interest-only strips	14	30	16	-
Other asset-backed securities	291	292	2	(1)
Corporate debt securities	110	111	2	(1)
Equity securities	288	344	57	(1)
U.S. debt securities	71	71	1	(1)

Total marketable securities	$853	$927	$78	($4)

	March 31, 2004

	Cost	Fair Value	Unrealized Gains	Unrealized Losses

	(Dollars in millions)
Available-for-sale securities:
Senior securities	$110	$110	$ -	$ -
Subordinated securities	244	245	1	-
Interest-only strips	49	75	26	-
Other asset-backed securities	320	328	8	-
Corporate debt securities	100	105	5	-
Equity securities	174	216	44	(2)
U.S. debt securities	45	46	1	-

Total marketable securities	1,042	1,125	$85	($2)

At March 31, 2005 and 2004, there were no marketable securities in the Company’s available-for-sale portfolio with material unrealized losses that have been in an unrealized loss position for more than a year.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments in Marketable Securities (Continued)

	Years Ended March 31,

	2005	2004	2003

	(Dollars in millions)
Available-for-sale securities [1]:
Proceeds from sales	$610	$658	$456
Realized gains on sales	$13	$13	$8
Realized losses on sales [2]	$8	$3	$29

1

The cash flow information presented above relates to the Company’s investment portfolio of its insurance operations. Cash flows related to interests retained in securitization transactions are discussed in Note 7 – Sale of Receivables.

2	Realized losses incurred in fiscal 2005 and 2003 include $4 million and $25 million, respectively, in impairment losses. No impairment losses were incurred in fiscal 2004.

The contractual maturities of investments in marketable securities at March 31, 2005 are as follows:

	Available-for-Sale Securities

	Cost	Fair Value

	(Dollars in millions)

Within one year	$44	$48
After one year through five years	233	245
After five years through ten years	98	98
After ten years	190	192
Equity securities	288	344

Total	$853	$927

In accordance with statutory requirements, the Company had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $4 million at March 31, 2005 and $5 million at March 31, 2004.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Finance Receivables, Net

Finance receivables, net consisted of the following:

	March 31,

	2005	2004

	(Dollars in millions)

Retail receivables	$29,026	$22,377
Direct finance leases	2,208	4,234
Dealer financing	6,967	6,571

	38,201	33,182
Deferred origination costs	555	484
Unearned income	(706)	(966)
Allowance for credit losses	(442)	(382)

Finance receivables, net	$37,608	$32,318

The net investment in direct finance leases included in finance receivables, net consisted of the following:

	March 31,

	2005	2004

	(Dollars in millions)

Minimum lease payments to be received	$1,372	$2,960
Estimated unguaranteed residual values	836	1,274

Direct finance leases	2,208	4,234
Plus: Deferred origination costs	15	31
Less: Unearned income	(280)	(616)

Investment in direct finance leases, net of unearned income	$1,943	$3,649

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Finance Receivables, Net (Continued)

Minimum lease payments on direct finance leases and contractual maturities on retail receivables and dealer financing are as follows:

Years Ending March 31,	Direct finance leases	Retail receivables	Dealer financing

	(Dollars in millions)

2006	$690	$7,821	$5,684
2007	417	7,338	300
2008	213	6,437	263
2009	45	4,723	398
2010	7	2,254	259
Thereafter	-	453	63

Total	$1,372	$29,026	$6,967

A substantial portion of the Company’s finance receivables has historically been repaid prior to contractual maturity dates; contractual maturities as shown above should not be considered as necessarily indicative of future cash collections.

Note 5 - Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following:

	March 31,

	2005	2004

	(Dollars in millions)

Vehicles	$11,510	$9,700
Equipment and other	734	688

	12,244	10,388
Deferred origination fees	(23)	(18)
Deferred income	(99)	(58)
Accumulated depreciation	(2,720)	(2,565)
Allowance for credit losses	(61)	(138)

Investments in operating leases, net	$9,341	$7,609

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investments in Operating Leases, Net (Continued)

Future minimum lease rentals on operating leases are as follows:

Years Ending March 31,	Future Minimum Rentals on Operating Leases

(Dollars in millions)

2006	$1,796
2007	1,258
2008	722
2009	250
2010	63
Thereafter	-

Total	$4,089

A substantial portion of the Company’s operating lease contracts has historically been terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.

Note 6 - Allowance for Credit Losses

The following table provides information related to the Company’s allowance for credit losses on finance receivables and investments in operating leases:

	Years Ended March 31,

	2005	2004	2003

	(Dollars in millions)

Allowance for credit losses at beginning of period	$520	$462	$273
Provision for credit losses	230	351	604
Charge-offs, net of recoveries [1]	(243)	(276)	(370)
Sale of receivables	-	(17)	(45)
Distribution of net assets to TFSA	(4)	-	-

Allowance for credit losses at end of period	$503	$520	$462

1	Net of recoveries of $69 million, $59 million and $35 million in years ended March 31, 2005, 2004 and 2003, respectively.

The aggregate balances of finance receivables 60 or more days past due totaled $115 million at both March 31, 2005 and 2004. Substantially all retail and direct finance lease receivables do not involve recourse to the dealer in the event of customer default. The aggregate balances of investments in operating leases of 60 or more days past due totaled $17 million and $23 million at March 31, 2005 and 2004, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Sale of Receivables

The Company retains servicing rights and earns a contractual servicing fee of 1% per annum on the total monthly outstanding principal balance of its securitized retail receivables. Of the servicing fee, 0.25% is considered excess servicing income to the Company and is recognized as a servicing fee asset. In a subordinated capacity, the Company retains interest-only strips and subordinated securities in these securitizations. The retained interests are held as restricted assets. Investors in the securitizations have no recourse to the Company beyond the Company’s retained subordinated interests, any cash reserve funds, and any amounts drawn on the revolving liquidity notes discussed in Note 14 – Commitments and Contingencies. The Company’s exposure to these retained interests exists until the associated securities are paid in full. Investors do not have recourse to other assets held by TMCC for failure of obligors on the receivables to pay when due.

Cash Flows from Securitizations

The following table summarizes gains on retail finance receivables sold during fiscal 2004 and 2003 and certain cash flows received from, and paid to, the retail securitization trusts outstanding during fiscal 2005, 2004, and 2003. No securitizations were executed during fiscal 2005.

	Years Ended March 31,

	2005	2004	2003

	(Dollars in millions)

Gains on assets sold	$-	$30	$106

Cash flow information:
Proceeds from new securitizations, net of purchased and retained securities	$-	$1,269	$3,195
Servicing fees received	$32	$58	$54
Excess interest received from interest only strips	$79	$175	$119
Repurchases of receivables [1]	($292)	($286)	($94)
Servicing advances	($2)	($7)	($9)
Reimbursement of servicing advances	$8	$12	$13

1	Balance represents clean-up calls.

Key Economic Assumptions

Key economic assumptions used in estimating the fair value of retained interests at the sale dates of the securitization transactions completed during fiscal 2005, 2004 and 2003 were as follows:

	Years Ended March 31,

	2005	2004	2003

Prepayment speed related to securitizations	-	1.50%	1.50%
Weighted average life (in years)	-	1.85	1.45-1.85
Expected annual credit losses	-	0.80%	0.75-0.80%
Residual cash flows discount rate	-	5%-10%	5%-10%

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Sale of Receivables (Continued)

Expected cumulative static pool losses over the life of the securitizations are calculated by taking actual life to date losses plus projected losses and dividing the sum by the original balance of each pool of assets at the time of the original sale. At March 31, 2005, expected cumulative static pool credit losses for the retail finance receivables securitized in fiscal 2004 and 2003 were 0.49% and 0.54%, respectively. No securitizations were executed during fiscal 2005.

Sensitivity Analysis

The key economic assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10% and 20% adverse change in those assumptions at March 31, 2005 are presented below:

(Dollars in millions)

Retained interests included in investments in marketable securities	$108
Retained interests included in other assets	1

Total retained interests	$109

Prepayment speed assumption	1.50
Impact of 10 percent adverse change	($4)
Impact of 20 percent adverse change	($9)

Residual cash flows discount rate (annual rate)	5.00 – 12.00%
Impact of 10 percent adverse change	($1)
Impact of 20 percent adverse change	($1)

Expected credit losses	0.34 – 0.97%
Impact of 10 percent adverse change	($1)
Impact of 20 percent adverse change	($3)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Sale of Receivables (Continued)

Managed Receivables

Outstanding balances, delinquency amounts and net credit losses for managed receivables, which include both owned and securitized receivables, are summarized as follows:

	March 31,

	2005	2004

	(Dollars in millions)

Retail finance receivables managed	$31,096	$26,744
Direct finance leases managed	1,943	3,649
Dealer financing managed	6,967	6,571

Total finance receivables managed	40,006	36,964

Less:
Securitized retail finance receivables	1,956	4,264
Allowance for credit losses	442	382

Total finance receivables owned	$37,608	$32,318

	Amount 60 Days or More Past Due		Credit Losses Net of Recoveries

	March 31,		March 31,

	2005	2004	2005	2004

	(Dollars in millions)

Retail finance receivables managed	$108	$103	$198	$198
Direct finance leases managed	14	29	34	68
Dealer financing managed	-	-	-	-

Total finance receivables managed	$122	$132	$232	$266

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities

The following table summarizes the components of interest expense:

	Years ended March 31,

	2005	2004	2003

	(Dollars in millions)

Interest expense on debt	$1,167	$1,056	$1,107
Amortization of basis adjustments on debt	(179)	(60)	(20)
Net interest on hedge accounting derivatives	(177)	(507)	(539)
Amortization of debt issue costs	43	49	52
Ineffectiveness related to hedge accounting derivatives	(15)	(4)	(12)
Other	(12)	-	-

Interest expense excluding non-hedge accounting results	827	534	588
Net result from non-hedge accounting	(157)	44	661

Total interest expense	$670	$578	$1,249

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense.

	Years ended March 31,

	2005	2004	2003

	(Dollars in millions)
	(Gain)/Loss

Currency basis swaps unrealized gain	($85)	($46)	$-
Foreign currency transaction loss	83	52	-
Net interest on non-hedge accounting derivatives	(71)	172	232
Unrealized (gain) loss on non-hedge accounting derivatives
Interest rate swaps	(62)	(161)	308
Interest rate caps	(6)	32	121
Other	(16)	(5)	-

Net result from non-hedge accounting	($157)	$44	$661

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives and Hedging Activities (Continued)

Counterparty Credit Risk

The Company enters into reciprocal collateral arrangements with certain counterparties to mitigate its exposure to the credit risk associated with the respective counterparty. A valuation of the Company’s position with the respective counterparty is performed at least once a month. If the market value of the Company’s net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of the counterparty's net derivatives position with the Company exceeds a specified threshold, the Company is required to transfer cash collateral in excess of the threshold to the counterparty. The Company’s International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet. At March 31, 2005, the Company held a net $982 million in collateral from counterparties, which is included in cash and cash equivalents in the Consolidated Balance Sheet. The Company is not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at March 31, 2005, reduced by the effects of master netting agreements and collateral. At March 31, 2005, substantially all of the Company's derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by nationally recognized statistical rating organizations. The Company has not experienced a counterparty default and does not currently anticipate non-performance by any of its counterparties, and as such has no reserves related to non-performance as of March 31, 2005. In addition, many of the Company’s ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of the net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	March 31,

	2005	2004

	(Dollars in millions)
Credit Rating
AAA	$493	$1,029
AA	887	894
A	78	223
Non-rated entities [1]	-	17

Total net counterparty credit exposure	$1,458	$2,163

1	Exposure to various TMCC securitization trusts where the Company acts as a swap counterparty to the trust.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted Average Contractual Interest Rates

	March 31,		March 31,
	2005	2004	2005	2004

	(Dollars in millions)

Commercial paper	$10,397	$8,094	2.77%	1.03%
Notes and loans payable	29,379	26,845	3.71%	3.44%
Carrying value adjustment [1]	1,981	1,915

Debt	$41,757	$36,854	3.47%	2.90%

1	Comprised of fair market value change and foreign currency transaction adjustments to debt in hedge accounting and non-hedge accounting relationships.

Included in debt are unsecured notes denominated in various foreign currencies valued at $11,182 million and $10,494 million at March 31, 2005 and 2004, respectively. Concurrent with the issuance of these unsecured notes, the Company entered into cross currency interest rate swap agreements or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount to convert non-U.S. dollar debt to U.S. dollar denominated payments.

In fiscal 2005, the Company exercised its option to redeem the remaining outstanding amount of notes payable related to a securitization transaction accounted for as a collateralized borrowing executed in fiscal 2002. No gain or loss was recognized on this transaction. At March 31, 2004, these notes payable totaled $226 million and were collateralized by retail finance receivables of $261 million. The retail finance receivables served as collateral for the payment of the debt and were therefore restricted from TMCC’s creditors.

The Company’s notes and loans payable and carrying value adjustment includes $6,104 million in variable rate debt with indexed contractual interest rates at March 31, 2005 ranging from 2.08% to 4.47% and $25,256 million in fixed rate debt with contractual interest rates ranging from 0.05% to 7.59% at March 31, 2005.

Included in debt is commercial paper with an average remaining maturity of forty one days at March 31, 2005. Notes and loans payable mature on various dates through fiscal 2036.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Debt (Continued)

Scheduled maturities of the Company’s debt portfolio are summarized below:

March 31, 2005

(Dollars in millions)

Commercial paper	$10,397
Other debt due in the fiscal years ending:
2006	6,835
2007	7,109
2008	6,808
2009	4,194
2010	3,478
Thereafter	2,936
Total other debt	31,360

Debt	$41,757

Interest payments on debt, including net settlements on interest rate swaps, were $842 million, $668 million, and $750 million in fiscal 2005, 2004, and 2003, respectively.

Note 10 - Liquidity Facilities and Letters of Credit

The following table summarizes TMCC’s and its subsidiary, Toyota Credit de Puerto Rico Corp.’s (“TCPR”) credit facilities:

	TMCC		TCPR		Total

	March 31,

	2005	2004	2005	2004	2005	2004

	(Dollars in millions)
364-day syndicated bank credit facilities – committed	$2,767	$3,600	$133	$400	$2,900	$4,000
5-year syndicated bank credit facility – committed	3,933	1,400	267	-	4,200	1,400
Letters of credit facilities – uncommitted	55	55	-	-	55	55

Total credit facilities	$6,755	$5,055	$400	$400	$7,155	$5,455

During fiscal 2005, the Company renewed and decreased its 364-day syndicated bank credit facilities from $4,000 million to $2,900 million and renewed and increased its 5-year syndicated bank credit facilities from $1,400 million to $4,200 million.

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at March 31, 2005 and 2004. No amounts were drawn on the committed facilities at March 31, 2005 and 2004.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value of Financial Instruments

The fair value of financial instruments at March 31, 2005 and 2004 was estimated using the valuation methodologies described below. Considerable judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	March 31,

	2005		2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in millions)
Balance sheet financial instruments:

Assets:
Cash and cash equivalents	$799	$799	$818	$818
Investments in marketable securities	$927	$927	$1,125	$1,125
Finance receivables, net	$35,691	$35,600	$28,734	$29,098
Derivative assets	$1,458	$1,458	$2,163	$2,163

Liabilities:
Debt	$41,757	$41,465	$36,854	$36,768
Derivative liabilities	$23	$23	$34	$34

The fair value estimates presented herein are based on information available as of March 31, 2005 and 2004. The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these investments.

Investments in Marketable Securities

The fair value of marketable securities was estimated using quoted market prices or discounted cash flow analysis.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Fair Value of Financial Instruments (Continued)

Finance Receivables, Net

The carrying amounts of $6,604 million and $6,289 million of variable rate finance receivables at March 31, 2005 and 2004, respectively, approximate fair value as these receivables re-price at prevailing market rates. The carrying amounts and fair values of finance receivables, net above excludes $1,917 million and $3,584 of direct finance leases, net at March 31, 2005 and 2004, respectively, which are not considered financial instruments. The fair value of fixed rate finance receivables at March 31, 2005 and 2004 was estimated by discounting expected cash flows using the blended rates of finance receivables originated during the quarters ended March 31, 2005 and 2004, respectively. Although the fair value of finance receivables at March 31, 2005 was less than the carrying amount, management expects to collect all amounts due according to the contractual terms of the finance receivable agreements, less the related allowance for credit losses, based on the Company’s intent to hold the finance receivables to maturity.

Derivative Assets and Liabilities

The estimated fair value of the Company's derivative assets and liabilities was derived by discounting expected cash flows using quoted market exchange rates, quoted market interest rates, or quoted market prices, as of March 31, 2005 and 2004 as applicable to each instrument. Derivative assets and liabilities are recorded in other assets and other liabilities, respectively, in the Consolidated Balance Sheet.

Debt

The fair value of debt was estimated by discounting expected cash flows using the interest rates at which debt of similar credit quality and maturity would be issued as of March 31, 2005 and 2004. The Company also utilizes quoted market exchange rates, quoted market interest rates, or quoted market prices, when appropriate, in developing cash flows. The carrying amount of commercial paper was assumed to approximate fair value due to the short maturity of these instruments.

Note 12 - Pension and Other Benefit Plans

Employees of TMCC, TCPR, and TMCC’s insurance subsidiaries are generally eligible to participate in the TMS pension plan commencing on the first day of the month following hire. Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service, the highest-paid 60 consecutive months' compensation, and the highest average fiscal year bonus over a period of 60 consecutive months, reduced by a percentage of social security benefits.

Employees of TMCC, TCPR, and TMCC’s insurance subsidiaries are also eligible to participate in the Toyota Savings Plan sponsored by TMS. Participants may elect to contribute up to 30% of their base pay on a pre-tax basis. The Company matches 66-2/3 cents for each dollar the participant contributes, up to 6% of base pay. Participants are vested 25% each year with respect to the Company’s contributions and are fully vested after four years.

In addition, employees of TMCC, TCPR, and TMCC’s insurance subsidiaries are generally eligible to participate in various health and life and other post-retirement benefits sponsored by TMS. In order to be eligible for these benefits, the employee must retire from the Company with at least ten years of service and in some cases be at least 55 years of age.

The Company’s employee benefits expense was $54 million, $43 million, and $38 million for the years ended March 31, 2005, 2004, and 2003, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Provision for Income Taxes

The provision for income taxes consisted of the following:

	Years Ended March 31,

	2005	2004	2003

	(Dollars in millions)
Current
Federal, net of foreign tax credit	$52	$43	($98)
State	47	32	(26)
Foreign	11	8	8

Total current	110	83	(116)

Deferred
Federal	349	303	151
State	22	32	19

Total deferred	371	335	170

Provision for income taxes	$481	$418	$54

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	Years Ended March 31,

	2005	2004	2003

Provision for income taxes at U.S. federal statutory tax rate	35.00%	35.00%	35.00%
State and local taxes (net of federal tax benefit)	4.10%	4.37%	4.69%
Other, deferred state liability benefit due to reduced effective state rate	(0.45)%	(0.36)%	(8.14)%
Other [1]	0.07%	0.50%	5.91%

Effective tax rate	38.72%	39.51%	37.46%

1	Includes deferred tax asset valuation expense for years ended March 31, 2004 and 2003.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Provision for Income Taxes (Continued)

The deferred federal and state income tax liabilities are as follows:

	March 31,

	2005	2004

	(Dollars in millions)

Federal	$2,384	$2,040
State	201	185

Net deferred income tax liability	$2,585	$2,225

The Company's deferred tax liabilities and assets consisted of the following:

	March 31,

	2005	2004

	(Dollars in millions)
Liabilities:
Lease transactions	$2,737	$2,557
State taxes	212	210
Mark-to-market	41	-
Other	133	123

Deferred tax liabilities	3,123	2,890

Assets:
Mark-to-market	-	27
Provision for losses	243	168
Deferred costs and fees	271	211
Net operating loss and foreign tax credit carryforwards	37	272

Deferred tax assets	551	678
Valuation allowance	(13)	(13)

Net deferred tax assets	538	665

Net deferred income tax liability	$2,585	$2,225

During fiscal 2005, TMCC and its domestic subsidiaries have fully utilized federal tax net operating loss carryforwards of $631 million. At March 31, 2005, TMCC and its domestic subsidiaries have state tax net operating loss carryforwards of $438 million which expire in fiscal 2006 through 2024. In addition, at March 31, 2005, TMCC and its domestic subsidiaries have a deferred federal tax asset for foreign tax credits totaling $20 million, which is reduced by a $13 million valuation allowance.

Cash paid (received) for income taxes was $32 million, $57 million, and ($362) million in fiscal 2005, 2004, and 2003, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Provision for Income Taxes (Continued)

At March 31, 2004, TMCC and its domestic subsidiaries had a payable of $11 million to TMS for their share of the income tax in those states where the Company filed consolidated/combined returns with TMA or other domestic parent and subsidiaries of TMCC for the fiscal year ended March 31, 2003. No such amounts were outstanding for the March 31, 2004 state tax returns between TMCC and its affiliates at March 31, 2005.

Tax Related Contingencies

In the normal course of business, the Company’s tax filings are examined by various tax authorities, including the Internal Revenue Service (“IRS”). During the year ended March 31, 2004, the IRS concluded its examination of the tax years related to fiscal 1992 through fiscal 1996, resulting in a tax refund of $45 million and associated interest income of $33 million accrued on the amount. The IRS continues to examine the tax years related to fiscal 1997 through fiscal 2003.

Note 14 - Commitments and Contingencies

Commitments and Guarantees

TMCC has entered into certain commitments and guarantees described below. The maximum commitment amounts under these commitments and guarantees as are summarized in the table below:

	Maximum Commitment Amount

	March 31,
	2005	2004

	(Dollars in millions)
Commitments:
Credit facilities with vehicle and industrial equipment dealers	$3,928	$3,697
Credit facilities with affiliates	190	99
Facilities lease commitments [1]	117	129

Total commitments	4,235	3,925
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	148	148
Revolving liquidity notes related to securitizations	40	48
Guarantees of affiliate debt	-	30

Total commitments and guarantees	$4,423	$4,151

1	Includes $82 million and $96 million in facilities lease commitments with affiliates at March 31, 2005 and 2004, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Commitments and Contingencies (Continued)

Commitments

The Company provides fixed and variable rate credit facilities to vehicle and industrial equipment dealers. These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate. The Company obtains a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover the Company’s exposure under such agreements. The Company prices the credit facilities to reflect the credit risks assumed in entering into the facility. Amounts drawn under these facilities are reviewed for collectibility quarterly, in conjunction with the Company’s evaluation of the allowance for credit losses. The Company also provides financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions. Of the total credit facilities available to vehicle and industrial equipment dealers, $2,511 million and $2,249 million were outstanding at March 31, 2005 and 2004, respectively, and were recorded in finance receivables in the Consolidated Balance Sheet.

TCPR has extended a $90 million revolving line of credit to Toyota de Puerto Rico Corp. (“TDPR”), a wholly owned subsidiary of TMS. The revolving line of credit has a one-year renewable term, with interest due monthly. Any loans outstanding under the revolving line of credit are not guaranteed by TMS and are unsecured. Amounts outstanding with TDPR at March 31, 2005 and 2004 were $10 million and $25 million, respectively.

In addition, TMCC has entered into a reciprocal credit agreement with TFSA which allows each company to borrow up to $100 million from the other at a daily market interest rate, generally the federal funds rate, determined on the date of each advance, with no stated maturity date. Any amounts drawn by TFSA are accounted for as a distribution of assets, and, accordingly, a reduction of shareholder’s equity. During fiscal 2005, $60 million was drawn by TFSA under the credit agreement. No such amounts were drawn prior to fiscal 2005.

The Company has entered into a 15-year lease agreement with TMS. The lease agreement is for the Company’s new headquarters location in the TMS headquarters complex in Torrance, California. At March 31, 2005, minimum future commitments under lease agreements to which the Company is a lessee, including those under the agreement discussed above, are as follows: fiscal years ending 2006 – $19 million; 2007 – $18 million; 2008 – $12 million; 2009 - $11 million; 2010 - $8 million; and thereafter – $49 million.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Commitments and Contingencies (Continued)

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid. TMCC receives an annual fee of $102,000 for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2005 and 2004. The fair value of these guarantees as of March 31, 2005 and 2004 was approximately $1 million. Because these are affiliate guarantees, TMCC is not required to recognize a liability for the fair value of the guarantees.

In certain securitization structures, revolving liquidity notes (“RLN”) are used in lieu of deposits to a cash reserve fund. The securitization trust may draw upon the RLN to cover any shortfall in interest and principal payments to investors. The Company funds any draws, and the terms of the RLN obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under the RLN are subordinate to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into a reserve account. If collections are insufficient to repay amounts outstanding under RLN, the Company will recognize a loss for the outstanding amounts. The Company must fund the entire amount available under the RLN into a reserve account if the Company’s short term unsecured debt ratings are downgraded below P-1 by Moody’s Investors Service, Inc. or A-1 by Standard & Poor’s Ratings Group, a division of the McGraw-Hill Companies, Inc. No amounts were outstanding under the RLN as of March 31, 2005 and 2004. The RLN had no material fair value as of March 31, 2005 and 2004. The Company has not recognized a liability for the RLN because it does not expect to be required to fund any amounts under the RLN.

TMCC had guaranteed payments of up to $30 million in principal, interest, fees, and expenses with respect to the offshore bank loan of BTB. The loan matured and was paid in full by BTB, and the guarantee was terminated during fiscal 2005. The guarantee had no material fair value as of March 31, 2004. Because this was an affiliate guarantee, TMCC was not required to recognize a liability for the fair value of the guarantee.

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of March 31, 2005, the Company does not believe it is probable that it will be required to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of March 31, 2005.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Commitments and Contingencies (Continued)

Receivable Repurchase Obligations

The Company sells discrete pools of retail finance receivables to wholly owned consolidated bankruptcy remote special purpose entities (“SPEs”). TMCC makes certain representations and warranties to the SPEs, and the SPEs make corresponding representations and warranties to the securitization trusts, relating to the receivables sold in securitization transactions. TMCC and the SPEs may be required to repurchase any receivable in the event of a breach of a representation and warranty that would materially and adversely affect the interest of the SPEs, or any securitization trust, as applicable. In addition, TMCC, as the servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer that would materially and adversely affect the interest of any securitization trust, or if extensions or modifications to a receivable are made, and TMCC, as the servicer, does not elect to make advances to cover any resulting reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable plus any accrued interest thereon. These provisions are customary in the securitization industry. No receivables were repurchased under these provisions during fiscal 2005. Receivables repurchased during fiscal 2004 and 2003 totaled $1 million in each year. The Company does not believe it is probable that it will be required to make any material payments in the future and, as such, no amounts have been recorded under these obligations as of March 31, 2005.

Advancing Requirements

As a servicer of receivables sold through securitizations, TMCC is required to advance delinquent amounts contractually owed by an obligor to the applicable securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for any outstanding advances from collections on all receivables before making other required payments. These provisions are customary in the securitization industry. Advances outstanding at March 31, 2005 and 2004 totaled $5 million and $13 million, respectively.

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company’s business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims. However, based on information currently available, the advice of counsel, and established reserves, in the opinion of management, the ultimate liability resulting therefrom will not have a material adverse effect on the Company's consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Commitments and Contingencies (Continued)

Fair Lending Class Actions

An alleged class action in the U.S. District Court – Central District of California, Baltimore v. Toyota Motor Credit Corporation filed in November 2000 claims that the Company’s pricing practices discriminate against African-Americans. Two additional cases pending in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit Corporation) filed in the Superior Court of California Alameda County in April 2003 and in the Superior Court of the State of California in August 2003, respectively, contain similar allegations claiming discrimination against minorities. The cases have been brought by various individuals. Injunctive relief is being sought in all three cases and the cases also include a claim for actual damages in an unspecified amount. The parties have conducted a series of mediation sessions and have reached agreement on the principal terms of a settlement. However, continued settlement discussions are ongoing and a final resolution is subject to execution of a settlement agreement. The Company believes it has strong defenses to these claims.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions

The tables below summarize amounts included in the Company’s Consolidated Balance Sheet and Statement of Income under various related party agreements or relationships:

	March 31,

	2005	2004

	(Dollars in millions)
Assets:
Subvention receivable from affiliates	$45	$24
Finance receivables with affiliates	$10	$25
Notes receivable under home loan program	$7	$7
Intercompany receivables	$5	$1
Deferred subvention income
Finance receivables	($241)	($193)
Operating leases	($97)	($57)

Liabilities:
Intercompany payables	$87	$95

Shareholder’s Equity:
Reduction of retained earnings for advance to TFSA under credit agreement	$60	$-
Reduction of retained earnings for distribution of net assets to TFSA	$23	$-

	Years Ended March 31,

	2005	2004	2003

	(Dollars in millions)
Revenues:
Manufacturers’ subvention support and other revenues	$233	$198	$144
Affiliate insurance premiums and commissions revenues	$63	$49	$40

Expenses:
Shared services charges and other amounts	$73	$83	$65
Employee benefits expense	$54	$43	$38
Credit support fees incurred	$18	$16	$13

Subvention Receivable from Affiliates, Deferred Subvention Income, and Manufacturer’s Subvention Support and Other Revenues

Subvention receivables represent amounts due from TMS and other affiliates and Toyota Material Handling, U.S.A., Inc. (“TMHU”) in support of retail, lease and industrial equipment subvention programs offered by TMCC. Deferred subvention income represents the unearned portion of amounts received from these transactions, and manufacturers’ subvention support and other revenues primarily represent the earned portion of such amounts.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

Finance Receivables with Affiliates

Finance receivables with affiliates represent loans outstanding under the revolving line of credit to TDPR discussed in Note 14 – Commitments and Contingencies.

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

Reductions of Retained Earnings for Advance to TFSA under Credit Agreement and Distribution of Net Assets to TFSA

Amounts represent reductions of retained earnings in connection with advances to TFSA under the reciprocal credit agreement discussed in Note 14 – Commitments and Contingencies and the transfer of the Company’s interests in TSM, TSV and BTB to TFSA discussed in Note 1 – Nature of Operations.

Affiliate Insurance Premiums and Commissions Revenues

TMIS provides administrative services and various levels and types of insurance coverage to TMS, including the warranty coverage for TMS’ certified pre-owned vehicle program and various umbrella liability policies.

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

During fiscal 2005, TMCC entered into a Master Services Agreement with Toyota Financial Savings Bank, a Nevada thrift company owned by TFSA (“TFSB”) to provide a number of administrative and other services to TFSB in exchange for TFSB’s willingness to make available certain financial products and services to TMCC’s customers and dealers. Under the terms of the agreement, the amount TMCC will charge TFSB will not exceed an amount that would be charged to an unaffiliated third party. The fees may be amended from time to time by written agreement, and the agreement may be terminated by either party with 30 days notice. TMCC has waived the fee for such services for the first three years of the agreement.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

Employee Benefits Expense

Refer to Note 12 – Pension and Other Benefit Plans for a discussion of the TMS-sponsored pension and savings plans and other employee benefits.

Credit Support Fees Incurred

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

In fiscal 2001, TMCC and TFSC entered into a credit support fee agreement which requires TMCC to pay to TFSC a semi-annual fee equal to 0.05% per annum of the weighted average outstanding amount of TMCC’s bonds and other liabilities or securities entitled to credit support under the TMC and TFSC credit support agreements described above.

The credit support fee payable is included in intercompany payables.

Other Agreements with Affiliates

TMCC and TMS are parties to an Amended and Restated Repurchase Agreement. This agreement states that TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of vehicle dealer default. The Company is also a party to similar agreements with TMHU and other domestic and import manufacturers. TMHU is the primary distributor of Toyota lift trucks in the U.S. No vehicles were repurchased under these agreements during fiscal 2005.

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. TMCC receives an annual fee of $102,000 for guaranteeing such payments. The nature, business purpose, and amounts of these guarantees are described in Note 14 – Commitments and Contingencies.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Segment Information

The Company’s reportable segments include finance and insurance operations. Finance operations include retail financing, leasing and dealer financing provided to authorized vehicle dealers and their customers in the U.S. and the Commonwealth of Puerto Rico. Insurance operations are performed by TMIS and its subsidiaries. The principal activities of TMIS include marketing, underwriting, claims administration, and providing certain insurance and contractual coverage to Toyota and Lexus vehicle dealers and their customers. In addition, TMIS insures and reinsures certain TMS and TMCC risks, including insurance of vehicle dealers’ inventory financed by TMCC. The finance and insurance operations segment information presented below includes allocated corporate expenses for the respective segments. Other amounts include financing provided to industrial equipment dealers and intersegment eliminations and reclassifications.

The accounting policies of the operating segments are the same as those described in Note 2 – Summary of Significant Accounting Policies. Currently, the Company’s finance and insurance segments operate only in the U.S. and the Commonwealth of Puerto Rico. Substantially all of the Company’s finance and insurance segments are located within the U.S.

Financial results for the Company’s operating segments are summarized below:

	March 31,
	2005	2004	2003

	(Dollars in millions)
Assets:

Finance operations	$48,717	$42,932	$37,481
Insurance operations	1,100	939	728
Other	859	763	792

Total assets	$50,676	$44,634	$39,001

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Segment Information (Continued)

	Years Ended March 31,

	2005	2004	2003

	(Dollars in millions)
Gross revenues:
Finance operations	$3,982	$3,778	$3,725
Insurance operations	299	263	201
Other	195	189	197

Total gross revenues	$4,476	$4,230	$4,123

Depreciation on operating leases:
Finance operations	$1,446	$1,429	$1,368
Insurance operations	-	-	-
Other	133	132	134

Total depreciation on operating leases	$1,579	$1,561	$1,502

Interest expense:
Finance operations	$651	$557	$1,222
Insurance operations	-	-	-
Other	19	21	27

Total interest expense	$670	$578	$1,249

Provision for credit losses:
Finance operations	$234	$347	$596
Insurance operations	-	-	-
Other	(4)	4	8

Total provision for credit losses:	$230	$351	$604

Operating and administrative expenses:
Finance operations	$537	$489	$445
Insurance operations	92	79	76
Other	21	15	16

Total operating and administrative expenses	$650	$583	$537

Provision for income taxes:
Finance operations	$435	$377	$36
Insurance operations	35	34	13
Other	11	7	5

Total provision for income taxes	$481	$418	$54

Net income:
Finance operations	$678	$579	$57
Insurance operations	67	50	25
Other	17	12	8

Net income	$762	$641	$90

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Selected Quarterly Financial Data (Unaudited)

	Total financing revenues	Depreciation on operating leases	Interest expense	Provision for credit losses	Net income

	(Dollars in millions)
Fiscal 2005:

First quarter	$966	$389	$117	$46	$198
Second quarter	1,000	391	200	50	171
Third quarter	1,040	380	144	47	225
Fourth quarter	1,080	419	209	87	168

Total	$4,086	$1,579	$670	$230	$762

Fiscal 2004:

First quarter	$940	$420	$240	$109	$57
Second quarter	960	383	96	78	216
Third quarter	956	373	93	76	228
Fourth quarter	966	385	149	88	140

Total	$3,822	$1,561	$578	$351	$641

Note 18 – Subsequent Events

In May 2005, the New Jersey Supreme Court issued a ruling in connection with Jorge v Toyota Motor Insurance Services (“TMIS”) (discussed in Note 14 – Commitments and Contingencies) granting TMIS’ motion for leave to appeal the trial court’s denial of TMIS’ motion for summary judgment. The case has been remanded to the Appellate Division for reconsideration on the merits.

In June 2005, the semi-annual fee the Company is required to pay to TFSC under the credit support agreement discussed in Note 15 – Related Party Transactions increased from 0.05% to 0.06% per annum of the weighted average outstanding amounts entitled to credit support of the Company’s securities.

In June 2005, the Master Services Agreement between TMCC and TFSB discussed in Note 15 – Related Party Transactions was amended and restated to include a number of additional services to be provided to TFSB by TMCC and certain limited services to be provided to TMCC by TFSB.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures in place as of the end of the most recent fiscal quarter covered by this annual report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures do not provide reasonable assurance of effectiveness as of the end of the period covered by this annual report because of the material weaknesses related to Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“FAS 52”) discussed below. In light of these material weaknesses described below, the Company performed additional procedures to provide additional assurance that its consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company disclosed in its Quarterly Report on Form 10-Q for the period ended September 30, 2004 that prior financial results for certain periods had been restated primarily due to errors in the accounting related to incremental direct costs and incentive payments made to dealers, certain debt, and unearned income related to finance receivables, net, and investments in operating leases, net.

That restatement of the Company’s financial results was fully set forth in the amendment to the Company’s annual report on Form 10-K/A for the year ended March 31, 2004 as filed with the SEC on December 8, 2004 and the amendments to the Company’s quarterly reports on Form 10-Q/A for the quarterly periods ended December 31, 2003 and June 30, 2004 as filed with the SEC on December 16, 2004. The consolidated financial statements included in this Form 10-K as of and for the years ended March 31, 2004 and 2003 reflect the adjustments made in the amended filings referenced above.

In January 2005, the Company identified accounting errors primarily relating to its accounting for certain debt and related derivative transactions as governed by FAS 133 and FAS 52. The Company also identified an error in the accounting for depreciation expense on leasehold improvements and an error in the accounting for gains recognized upon the sale of securitized receivables. In the third quarter of fiscal 2005, the Company recorded an adjustment representing the cumulative effect of these errors through September 30, 2004. The cumulative adjustment has been fully set forth in the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004 as filed with the SEC on February 22, 2005. The consolidated financial statements included in this Form 10-K reflect this adjustment.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. Management has concluded that material weaknesses existed in the following areas as of March 31, 2005:

•

The application of FAS 133 and FAS 52 as it relates to the determination and amortization of hedging basis differences and foreign currency transaction gains and losses on debt, adjustments for debt issuance costs, and premiums and discounts.

•	The policies and procedures supporting the accounting for, and reporting and monitoring of, derivatives and hedging activities.

•	The underlying technology systems used to support the complexity of FAS 133 accounting for derivatives and hedging activities.

These control deficiencies contributed to the restatement and cumulative adjustment identified above and could cause a material misstatement to the consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

The Company made the following changes to internal control over financial reporting during the most recent fiscal quarter to address the control deficiencies described above:

•

Application of FAS 133 and FAS 52: Upon identifying the material weakness relating to the application of FAS 133 and FAS 52 identified above in connection with its derivatives and hedging activities, the Company launched a comprehensive review of its accounting policies for its debt and related derivatives and made the necessary changes to those policies. Additionally, the Company hired a manager dedicated to the development, documentation, and proper application of the Company’s accounting policies (the “Accounting Policies Manager”), who joined the Company in the first quarter of fiscal 2006. The Accounting Policies Manager, having expertise in the application of FAS 133 and FAS 52, is assisting in the proper accounting for transactions in the Company’s derivatives portfolio. Management believes that existing policies and procedures combined with heightened management oversight and review and its current technology systems are sufficient to accurately account for current transactions. Management observed the controls functioning as designed during the fourth quarter of fiscal 2005 but believes that further evaluation time is necessary to ensure the controls provide a reasonable assurance of effectiveness and that the material weakness has been remediated.

•

Policies and Procedures Supporting the Accounting for, and Reporting and Monitoring of, Derivatives and Hedging Activities: In conjunction with the changes made to the Company’s policies for FAS 133 and to address the material weakness in its policies and procedures supporting the accounting for, and reporting and monitoring of, derivative and hedging activities, the Company reevaluated its processes and procedures for forecasting derivative and hedging results and the uses of such forecasts as a control. Additionally, the Company reevaluated its supervisory and review controls as they relate to financial reporting of derivatives and hedging activities. The Company developed a set of analytical tools to enhance the closing process and help ensure accuracy of such financial results. These processes and controls were implemented as of March 31, 2005. Management observed the controls functioning as designed during the fourth quarter of fiscal 2005 but believes that further evaluation time is necessary to ensure the controls provide a reasonable assurance of effectiveness and that the material weakness has been remediated.

•

Underlying Technology Systems Used to Support FAS 133 Accounting: The implementation of the processes and controls described above also enhanced management’s review of the information generated by the underlying technology systems used to support FAS 133 accounting for derivatives and hedging activities. Management believes that the enhancements above will remediate the material weakness that exists related to the underlying technology used to support FAS 133 accounting. Management observed the controls functioning as designed during the fourth quarter of fiscal 2005 but believes that further evaluation time is necessary to ensure the controls provide a reasonable assurance of effectiveness and that the material weakness has been remediated.

The information systems in this area rely heavily upon manual rather than automated system processes and controls. As a result, management believes that opportunities for stronger and more efficient controls exist. Accordingly, the Company is pursuing additional remediation efforts and intends to upgrade its technology systems to replace manual processes with automated system processes and controls. The Company has launched an initiative to identify a new treasury accounting system to support the accounting for its debt and automate the accounting for its derivatives portfolio. Management anticipates identifying the new technology system to enhance controls by August 31, 2005 and the implementation of the new system by August 2006.

Additionally, the Company made the changes to internal control over financial reporting to address and remediate the following material weaknesses identified during the year in the following areas:

•

Design and Review of Revenue Recognition Policies: The Company reported ineffective controls over its design and review of revenue recognition policies in the September 30, 2004 Form 10-Q, particularly in the areas of incremental direct costs and incentive payments made to dealers associated with the acquisition of retail and vehicle lease contracts. The Company devoted significant resources to revising its policies, procedures, and financial information systems to comply with the methods required by GAAP related to revenue recognition to ensure accurate measurement of estimates and recording of amounts associated with the acquisition of retail and vehicle lease contracts and dealer incentive and rate participation payments at acquisition and over the life of the contracts. In addition, the Company hired a new Corporate Manager and Chief Accounting Officer, who joined the Company in November 2004. The Company also appointed a manager dedicated to the valuation of and accounting for deferred fees and costs, who assumed his duties in December 2004, and also hired the Accounting Policies Manager as described above. As a result of these efforts, management believes this material weakness has been remediated as of March 31, 2005 and no longer constitutes a material weakness.

•

Policies and Procedures Necessary to Ensure Accurate Measurement of Estimates and Recording of Amounts over the Life of the Retail and Vehicle Lease Contracts: The Company reported ineffective controls in its policies and procedures necessary to ensure accurate measurement of estimates and recording of amounts over the life of the retail and vehicle lease contracts in the September 30, 2004 Form 10-Q. The accounting policies group in conjunction with the marketing group now reviews new marketing and related programs to ensure proper application of accounting policies and practices. The Company also completed the development of financial models for calculating incremental direct cost and fee amortization. As a result of these efforts, management believes this material weakness has been remediated as of March 31, 2005 and no longer constitutes a material weakness. The Company also intends to further refine its processes in this area. In that connection, the Company is currently reviewing existing systems to confirm that proper calculations are used within the system to eliminate the need to use external financial models.

•

Financial Reporting and Determination of Gain on Sale Accounting Related to Securitization of Receivable Contracts: The Company reported ineffective controls over the financial reporting and determination of gain on sale accounting related to securitization of receivable contracts in the December 31, 2004 Form 10-Q, particularly in the application of the accounting guidance to properly determine the gain on sale of securitized receivables. As a result of this deficiency, an error existed in the calculation of gains relating to the securitization of receivables, which the Company identified in the third quarter. The Company changed its staff responsible for securitization accounting several quarters ago and employed different personnel with the required level of expertise. No new transactions have occurred since that time. Management believes that the current staff has the appropriate training and experience to ensure that such errors do not recur in the future. As a result of these efforts, management believes this material weakness has been remediated as of March 31, 2005 and no longer constitutes a material weakness. The Company intends to further enhance its controls in this area and is in the process of upgrading its securitization accounting systems. Management anticipates that this upgrade will be completed by September 30, 2005.

Preparation for Compliance with Section 404 of the Sarbanes Oxley Act of 2002

The Company is currently in the process of reviewing and formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002. Changes have been and will be made to the Company’s internal controls over financial reporting as a result of these efforts. Other than the changes discussed above, there was no change in the Company’s internal control over financial reporting identified in connection with the disclosure controls and procedures evaluation referred to above during the most recent fiscal quarter covered by this annual report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis, and will take further action as appropriate.

ITEM 9B. OTHER INFORMATION

The Company believes that it has filed all reports on Form 8-K required to be filed during the fourth quarter of the year covered by this Form 10-K. The Company is filing a Summary of Salary and Bonus for the Named Executive Officers as an exhibit to this Form 10-K which includes information on increases in base salaries and bonuses awarded to the named executive officers. The Company does not believe that these transactions constitute a material amendment to the existing employment arrangements of the named executive officers but is referencing them in this Item 9B should a contrary interpretation be determined.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the directors and executive officers of TMCC as of April 30, 2005.

Name	Age	Position

George E. Borst	56	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSA; Director, TFSC

Tadashi Nagashino	53	Director, Executive Vice President and Treasurer, TMCC; Director, Executive Vice President and Treasurer, TFSA

David Pelliccioni	57	Director, Group Vice President and Secretary, TMCC

John F. Stillo	52	Vice President and Chief Financial Officer, TMCC; Vice President and Chief Financial Officer, TFSA

Thomas A. Kiel	38	Corporate Manager and Chief Accounting Officer, TMCC

Ryuji Araki	65	Director, TMCC; Director, TFSC; Executive Vice President, TMC Board of Directors

Hideto Ozaki	59	Director, TMCC; Chairman of the Board of Directors and Chief Executive Officer, TFSA; Director, President and Chief Executive Officer, TFSC

Yoshio Ishizaka	65	Director, TMCC; Director, TFSC; Executive Vice President, TMC Board of Directors

Yukitoshi Funo	58	Director, TMCC; Director, President and Chief Executive Officer, TMS; Senior Managing Director, TMC Board of Directors

James Press	58	Director, TMCC; Director, Chief Operating Officer and Executive Vice President, TMS; Managing Officer, TMC

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

Mr. Kiel joined TMCC as Corporate Manager and Chief Accounting Officer in 2004. Prior to joining TMCC, Mr. Kiel served as Senior Vice President – Line of Business Risk Finance Executive at Bank of America Corporation from March 2004 to October 2004, and previously served at Bank of America Corporation as Senior Vice President – Corporate Analysis and Reporting from December 2002 to March 2004, Senior Vice President – Accounting Policy from July 2002 to December 2002, and Vice President – Accounting Policy from April 2000 to June 2002.

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

Mr. Ozaki was named Director of TMCC in October 1999 and Director, President and Chief Executive Officer of TFSC in July 2000. Mr. Ozaki was named Chairman of the Board of Directors and Chief Executive Officer of TFSA in April 2004. From August 2000 to March 2004, Mr. Ozaki served as Director and President of TFSA. From June 1999 to June 2000, Mr. Ozaki was Director of TMC. Mr. Ozaki has been employed with TMC, in various positions, since 1968.

Mr. Ishizaka was named Director of TMCC in October 2000, and Executive Vice President of TMC’s Board of Directors in June 2001. Mr. Ishizaka was Senior Managing Director of TMC from June 1999 to June 2001. Mr. Ishizaka has been employed with TMC, in various positions, since 1964.

Mr. Funo was named Director of TMCC and President, Chief Executive Officer, and Director of TMS in June, 2003. Mr. Funo was named Senior Managing Director of TMC in 2004. In 2000, Mr. Funo was named a Director of TMC, a title that was changed to Managing Officer in 2003. In that role he continued to supervise Toyota's operations for the Americas. In 2001, his duties were expanded to include overseeing government and industrial affairs. Mr. Funo has been employed with TMC, in various positions worldwide, since 1970.

Mr. Press was named Director of TMCC in July 1999. He is also Chief Operating Officer, Director and Executive Vice President of TMS, positions he has held since February 2001, June 1996 and April 1999, respectively. In June, 2003, he was appointed a Managing Officer of TMC. Mr. Press has been employed with TMS, in various positions, since 1970.

Audit Committee Financial Expert

The Company’s board of directors has determined that Mr. Stillo qualifies as an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934. Mr. Stillo is not independent due to his current position as Vice President and Chief Financial Officer of TMCC. Although the Company has listed securities on the New York Stock Exchange (“NYSE”), the Company is exempt from the independence requirements of the NYSE listing standards because it is a 100% indirect consolidated subsidiary of TMC which lists equity securities on the NYSE.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all compensation awarded to, earned by, or paid to the Company's Principal Executive Officer and the most highly compensated executive officers whose salary and bonus for the latest fiscal year exceeded $100,000, for services rendered in all capacities to the Company for the years ended March 31, 2005, 2004 and 2003.

							Long Term Compensation
		Annual Compensation					Awards

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)		Securities Underlying Options/ SARs (#) [8]	All Other Compensation($) [9,10,11,12,13]

George Borst	2005	$432,938	$88,005	[6]	-		5,000	$33,774
President and	2004	$402,840	$325,000		$68,119	[2]	5,000	$34,601
Chief Executive Officer	2003	$373,080	$304,000		-		5,000	$30,746

David Pelliccioni	2005	$305,401	$230,000		-		2,000	$25,064
Group Vice President	2004	$289,039	$200,000		-		2,000	$24,868
and Secretary	2003	$261,480	$175,000		$74,296	[3]	-	$21,968

John Stillo	2005	$309,385	$205,000		-		-	$26,930
Vice President and	2004	$295,320	$182,000		-		-	$23,861
Chief Financial Officer	2003	$279,420	$165,000		-		-	$22,683

Tadashi Nagashino	2005	$270,851	$26,587	[7]	$65,750	[4]	2,000	$6,173
Executive Vice President	2004	$261,095	$71,852		$65,692	[4]	2,000	$4,874
and Treasurer

Thomas A. Kiel [1]	2005	$89,493	$100,000		$128,000	[5]	-	$4,334
Corporate Manager and
Chief Accounting Officer

1

Mr. Kiel joined the Company during fiscal 2005. The compensation presented for Mr. Kiel for fiscal 2005 reflects amounts earned for services to the Company during the partial period of the fiscal year served.

2	$49,392 of the reported amount represents payment of a portion of the costs for a home office to be used for Company related business.

3	$65,000 of the reported amount represents a country club initiation fee.

4	$59,635 and $53,434 of the reported amounts for the 2005 and 2004 fiscal years, respectively, represent the value of housing provided to Mr. Nagashino.

5	$100,000 of the reported amount represents a payment to Mr. Kiel to compensate him for the loss of stock options from his prior employment.

6

Represents the first installment of Mr. Borst’s fiscal 2005 bonus. The remainder of the bonus has not yet been determined; however, Mr. Borst’s fiscal 2005 bonus is expected to be between $300,000 and $400,000.

7	Represents the first installment of Mr. Nagashino’s fiscal 2005 bonus. The remainder of the bonus has not yet been determined.

8

Pursuant to the Toyota Global Incentive Plan, during fiscal 2005, TMC granted Mr. Borst, Mr. Pelliccioni, and Mr. Nagashino 50 options, 20 options, and 20 options, respectively. During fiscal 2004, TMC granted Mr. Borst, Mr. Pelliccioni, and Mr. Nagashino 50 options, 20 options, and 20 options, respectively. During fiscal 2003, TMC granted Mr. Borst 50 options. Each stock option is exercisable for 100 shares of stock of TMC.

9

Amounts for fiscal 2005 include the Company's allocated contribution under the TMS Savings Plan (the "Plan"), a tax-qualified 401(k) Plan, and under the Deferred Compensation Plan (the “Deferred Plan”), a non-qualified deferred compensation plan. Participants in the Plan may elect, subject to applicable law, to contribute up to 30% of their base compensation on a pre-tax basis to which the Company adds an amount equal to 66-2/3 cents for each dollar the participant contributes, up to 6% of base pay. Participants in the Deferred Plan may elect, subject to applicable law, to contribute 6% to 15% of their base compensation on a pre-tax basis that is above the federal limit and up to 100% of their annual bonus, less applicable FICA taxes to which the Company adds an amount equal to 66-2/3 cents for each dollar the participant contributes, up to 6% of base pay. Participants are vested 25% each year with respect to the Company's contribution in both the Plan and the Deferred Plan and are fully vested after four years. Subject to the limitations of the Plan and the Deferred Plan, employee and Company contributions are invested in various investment options at the discretion of the employee. For fiscal 2005, the following amounts relate to the Plan: $8,092 (Borst), $8,171 (Pelliccioni), and $8,171 (Stillo). For fiscal 2005, the following amounts relate to the Deferred Plan: $7,601 (Borst), $2,509 (Pelliccioni), $3,568 (Stillo), and $2,077 (Kiel).

10

Amounts for fiscal 2005 include TMCC’s cost of providing coverage under a health care plan for executives which provides for an annual reimbursement of up to $5,000 in health care expenses for each of the named individuals and his family not covered under TMCC’s basic medical plan available to all employees. In addition, under this plan the named individuals are entitled to receive an annual physical at a specified medical facility. For the 2005 fiscal year, the following amounts relate to the executive medical plan: $4,972 (Borst), $4,972 (Pelliccioni), $6,928 (Stillo), $6,173 (Nagashino), and $1,657 (Kiel).

11

Amounts for fiscal 2005 include TMCC’s cost of providing coverage under disability plans for executives. Under the plans, the named individuals are entitled to receive a benefit equal to 75% of the named individual’s base pay plus bonus. One of the policies may be converted into a long-term care policy upon retirement. For the 2005 fiscal year, the following amounts relate to the executive disability plan: $4,002 (Borst), $1,955 (Pelliccioni), $2,933 (Stillo), and $82 (Kiel).

12

Amounts for fiscal 2005 include the Company’s cost of providing additional life insurance under an executive life insurance plan. All employees of TMCC receive coverage equal to two times annual base salary. Under the additional life insurance plan, the named individuals receive coverage equal to an additional one times annual base salary, up to an aggregate under both plans of $2.5 million. In addition, the Company contributes a fixed amount each year to the policy’s cash value. For the 2005 fiscal year, the following amounts relate to the executive life insurance plan: $7,357 (Borst), $5,707 (Pelliccioni), $4,455 (Stillo) and $518 (Kiel).

13

Amounts for fiscal 2005 include the Company’s cost of providing personal excess liability coverage for bodily injury, property damage, and personal injury liability in a maximum amount equal to $10,000,000 for Mr. Borst and Mr. Pelliccioni and $5,000,000 for Mr. Stillo. The named individuals must maintain certain levels of underlying coverage to qualify for the excess coverage. For the 2005 fiscal year, the following amounts relate to this coverage: $1,750 (Borst), $1,750 (Pelliccioni), and $875 (Stillo).

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

Final Average Annual Compensation	Annual Benefits for Years of Credited Service
	15	20	25

$50,000	$15,000	$20,000	$25,000
$100,000	$30,000	$40,000	$50,000
$150,000	$45,000	$60,000	$75,000
$200,000	$60,000	$80,000	$100,000
$250,000	$75,000	$100,000	$125,000
$300,000	$90,000	$120,000	$150,000
$350,000	$105,000	$140,000	$175,000
$400,000	$120,000	$160,000	$200,000
$450,000	$135,000	$180,000	$225,000
$500,000	$150,000	$200,000	$250,000
$550,000	$165,000	$220,000	$275,000
$600,000	$180,000	$240,000	$300,000
$650,000	$195,000	$260,000	$325,000
$700,000	$210,000	$280,000	$350,000
$750,000	$225,000	$300,000	$375,000
$800,000	$240,000	$320,000	$400,000
$850,000	$255,000	$340,000	$425,000
$900,000	$270,000	$360,000	$450,000
$950,000	$285,000	$380,000	$475,000

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

The TMS Supplemental Executive Retirement Plan (“TMS SERP”), a non-qualified non-contributing benefit plan, authorizes a benefit to be paid to eligible executives, including Mr. Borst, Mr. Pelliccioni, Mr. Stillo, and Mr. Kiel. Benefits under the TMS SERP, expressed as an annuity payable monthly, are based on 2% of the executive's compensation recognized under the plan multiplied by the years of service credited under the plan (up to a maximum of 30), offset by benefits payable under the TMS Pension Plan and the executive's primary Social Security benefit. A covered participant's compensation may include base pay and a percentage (not in excess of 100%) of bonus pay, depending on the executive's length of service in certain executive positions. Similarly, an additional one-half year of service is credited under the TMS SERP for each year of service above the vice president level and an additional one-quarter year of service is credited for each year of service at the vice president level. The years of service specified below include such additional service credit. No benefit is payable under the TMS SERP to an executive unless the executive's termination of employment occurs on a date, after the executive reaches age 55, that is agreed in writing by the President of TMS and the executive; and the executive is vested in benefits under the TMS Pension Plan, or unless the executive accepts an invitation to retire extended by the President of TMS.

Mr. Borst is a participant in the TMS Pension Plan and the TMS SERP, and had 26 years of total credited service as of March 31, 2005. Based upon years of credited service allocable to TMCC, Mr. Borst may be entitled to receive approximately $142,000 in annual pension plan benefits when Mr. Borst reaches age 62. Mr. Borst is also entitled to receive pension benefits from TMS based upon services to and compensation by TMS.

Mr. Pelliccioni is a participant in the TMS Pension Plan and the TMS SERP, and had 19 years of total credited service as of March 31, 2005. Based upon years of credited service allocable to TMCC, Mr. Pelliccioni may be entitled to receive approximately $54,000 in annual pension plan benefits when Mr. Pelliccioni reaches age 62. Mr. Pelliccioni is also entitled to receive pension benefits from TMS based upon services to and compensation by TMS.

Mr. Stillo is a participant in the TMS Pension Plan and the TMS SERP, and had 4 years of total credited service as of March 31, 2005. Based upon his years of credited service, Mr. Stillo may be entitled to receive approximately $34,000 in annual pension plan benefits when Mr. Stillo reaches age 62.

Mr. Kiel is a participant in the TMS Pension Plan and the TMS SERP, and had 0 years of total credited service as of March 31, 2005. Based upon his years of credited service, Mr. Kiel may be entitled to approximately $1,400 in annual pension plan benefits when Mr. Kiel reaches age 62.

Toyota Global Incentive Plan

During fiscal 2005, TMC granted stock options to 609 global executives of TMC and TMC affiliated companies under the Toyota Global Incentive Plan. Three executives of TMCC were recipients of the stock options, as presented in the tables below.

OPTION / SAR GRANTS IN LAST FISCAL YEAR

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term

Name	Number of Securities Underlying Options/SARs Granted [1]	% of Total Options/SARs Granted to Employees In Fiscal Year [2]	Exercise or Base Price ($/Sh) [3]	Expiration Date	5% ($)	10% ($)

George Borst	5,000	56%	$42.38	7/31/2010	$65,125	$154,317
David Pelliccioni	2,000	22%	$42.38	7/31/2010	$26,050	$61,727
Tadashi Nagashino	2,000	22%	$42.38	7/31/2010	$26,050	$61,727

1

Each stock option is exercisable for 100 shares of stock of Toyota Motor Corporation, the Company’s ultimate parent. TMC granted 50 options to Mr. Borst, 20 options to Mr. Pelliccioni, and 20 options to Mr. Nagashino.

2

The percentage listed above reflects the relative percentage of the total options received by the Company’s executives during fiscal 2005. The grants received by the above-named individuals amounted to 0.04% of the total option grants made during the last fiscal year to Toyota executives worldwide pursuant to the Toyota Global Incentive Plan.

3

The exercise price per share is equal to ¥4,541 per share, the closing price of Toyota Motor Corporation shares on the Tokyo Stock Exchange on August 2, 2004 x 1.025. The exercise price per share included in the above table was calculated using the exchange rate of $1 = ¥107.15 as in effect on March 31, 2005.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)

Name	Shares Acquired on Exercise	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable

George Borst	None	$0	7,000 / 10,000	$48,157 / $40,784
David Pelliccioni	None	$0	0 / 4,000	$0 / $16,314
Tadashi Nagashino	None	$0	4,000 1 / 4,000	$19,263 / $16,314

1	Options were awarded to Mr. Nagashino during his employment with TMC, prior to his current employment with TMCC.

Compensation of Directors

No amounts are paid to members of the TMCC Board of Directors for their services as directors.

Compensation Committee Interlocks and Insider Participation

The compensation of executive officers other than Mr. Borst and Mr. Nagashino is determined by Mr. Borst and subject to the approval of TFSC. The compensation of Mr. Borst and Mr. Nagashino is determined by TFSC. None of the executive officers of TMCC participated in compensation decisions regarding executive officers and directors of TFSC. However, Mr. Borst is a director of TFSC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date hereof, all of TMCC's capital stock is owned by TFSA. As of March 31, 2005, TMCC’s directors and named executive officers, individually and as a group, owned less than 1% of the total outstanding stock of TMC, the Company’s ultimate parent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions between the Company, TFSA, TFSC, TMS, and others are included in Note 2 – Summary of Significant Accounting Policies, Note 12 – Pension and Other Benefit Plans, Note 14 – Commitments and Contingencies, Note 15 – Related Party Transactions, and Note 18 – Subsequent Events of the Notes to Consolidated Financial Statements, as well as Item 1. and Item 7. Certain directors and executive officers of TMCC are also directors and executive officers of TFSA, TFSC, TMS, and TMC as described in Item 10.

Certain employees of TMCC and its affiliates, including certain executive officers and directors of TMCC, have purchased MTNs from TMCC. Each of the notes outstanding at March 31, 2005 had an original term of ten years. The interest rate was fixed at inception at a rate equal to 0.80% above the rate for ten-year Treasury notes. The notes were required to be in a minimum principal amount of $100,000. Each holder of a note has a one-time option to convert his note at par to a floating rate note bearing interest at LIBOR plus 0.15%. Each holder also has the right to require TMCC to repurchase each note, in whole but not in part, at its then market value, as determined by TMCC. The executive officer of TMCC who owned the MTNs during the last fiscal year was John Stillo ($200,000).

Under a program available to certain levels of management of the Company, the following executive officers and directors of the Company have mortgage loans from the Company secured by residential real property. All of these loans were made prior to July 30, 2002.

Name/Title	Highest Amount Outstanding During the Last Fiscal Year (Dollars in thousands)	Amount Outstanding as of March 31, 2005 (Dollars in thousands)	Interest Rate

George Borst
President, Chief Executive
Officer and Director	$1,506	$1,444	3.22%

John Stillo
Vice President and
Chief Financial Officer	$1,655	$1,615	2.56%

James Press
Director	$1,539	$1,500	2.47%

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company by PriceWaterhouseCoopers LLP, the Company’s principal accounting firm.

	Years ended March 31,

	2005	2004

	(Dollars in thousands)
Audit fees	$2,976	$1,272
Audit-related fees	8	151
Tax fees	1,865	221
All other fees	41	78

Total fees	$4,890	$1,722

Audit fees billed for fiscal 2005 and 2004 include the audits of the Company’s consolidated financial statements included in the Company’s Annual Reports on Form 10-K, including the Amended Annual Report on Form 10-K/A, reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, including Amended Quarterly Reports on Form 10-Q/A, and comfort letters and consents in connection with the Company’s funding transactions.

Audit-related fees billed in fiscal 2005 and fiscal 2004 include attestation services, consulting on various accounting standards, and consulting services related to the Sarbanes-Oxley Act of 2002.

Tax fees billed in fiscal 2005 and fiscal 2004 include tax reporting software, tax planning services, assistance in connection with tax audits, a tax compliance system license, and tax return preparation services provided to expatriate employees other than key executives of the Company.

Other fees billed in fiscal 2005 and 2004 include translation services performed in connection with the Company’s funding transactions and an information security project unrelated to the financial statements.

Auditor Fees Pre-approval Policy

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy requires that all services provided to the Company by PriceWaterhouseCoopers LLP, the Company’s independent auditor, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee. All the services provided in fiscal 2005 and 2004 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, Item 8. of this Form 10-K on pages 46 through 106.

(b)Exhibits

See Exhibit Index on page 124.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 21st day of June 2005.

TOYOTA MOTOR CREDIT CORPORATION

By	/s/ George E. Borst

George E. Borst
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 21st day of June 2005.

Signature	Title
/s/ George E. Borst George E. Borst	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ Tadashi Nagashino Tadashi Nagashino	Executive Vice President and Treasurer and Director
/s/ John F. Stillo John F. Stillo	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Thomas A. Kiel Thomas A. Kiel	Corporate Manager and Chief Accounting Officer (Principal Accounting Officer)
/s/ David Pelliccioni David Pelliccioni	Director
/s/ Yukitoshi Funo Yukitoshi Funo	Director
/s/ James Press James Press	Director

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(6)

4.1	Issuing and Paying Agency Agreement dated August 1, 1990 between TMCC and Bankers Trust Company	(3)

4.2(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(4)

4.2(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(5)

(1)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Registration Statement on Form S-1, File No. 33-22440.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.2 filed with the Company's Report on Form 10-K for the year ended September 30, 1990, Commission File number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.1(a), filed with the Company's Registration Statement on Form S-3, File No. 33-52359.
(5)	Incorporated herein by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.
(6)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(40)

4.3(a)	Fourth Amended and Restated Agency Agreement dated October 1, 2002 among TMCC, JPMorgan Chase Bank and JPMorgan Bank Luxembourg S.A	(24)

4.3(b)	Amendment No. 1 to the Fourth Amended and Restated Agency Agreement, dated September 30, 2003 among TMCC, JPMorgan Chase Bank and JPMorgan Bank Luxembourg, S.A.	(41)

4.3(c)	Amendment No. 2 to the Fourth Amended and Restated Agency Agreement, dated September 29, 2004, among TMCC, JPMorgan Chase Bank and JPMorgan Bank Luxembourg, S.A.	(47)

4.4

TMCC has outstanding certain long-term debt as set forth in Note 9 - Debt of the Notes to Consolidated Financial Statements. Not filed herein as an exhibit, pursuant to Item 601(b) (4)(iii)(A) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934, is any instrument which defines the rights of holders of such long-term debt, where the total amount of securities authorized thereunder does not exceed 10% of the total assets of TMCC and its subsidiaries on a consolidated basis. TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request

10.1	Form of Indemnification Agreement between TMCC and its directors and officers	(12)

10.2	Amended and Restated Master Services Agreement Dated as of June 20, 2005 between TMCC and Toyota Financial Savings Bank, a Nevada Thrift Company	Filed herewith

10.3(a)	Five-Year Credit Agreement Dated as of July 30, 2004 among Toyota Motor Credit Corporation and Toyota Credit de Puerto Rico Corp., as the Borrowers, Citicorp USA, Inc., as Administrative Agent, and The Other Lenders Party Hereto	(48)

(12)	Incorporated herein by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form S-1, Commission File No. 33-22440.
(24)	Incorporated herein by reference to Exhibit 4.3 filed with the Company’s Report on Form 10-Q for the quarter ended September 30, 2002, Commission File No. 1-9961.
(40)	Incorporated herein by reference to Exhibit 4.1(c) filed with the Company's Registration Statement on Form S-3, Commission File No. 333-113680.
(41)	Incorporated herein by reference to Exhibit 4.1 filed with the Company's Report on Form 10-Q for the quarter ended September 30, 2003, Commission File No. 1-9961.
(47)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Current Report on Form 8-K dated October 4, 2004, Commission File No. 1-9961.
(48)	Incorporated herein by reference to Exhibit 10.2 filed with the Company’s Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.3(b)	364 Day Credit Agreement among Toyota Motor Credit Corporation and Toyota Credit de Puerto Rico Corp., as Borrowers, Citicorp USA, Inc., as Administrative Agent and the other lenders parties thereto dated as of March 30, 2005	(49)

10.4(a)	Toyota Motor Sales, U.S.A., Inc. Supplemental Executive Retirement Plan*	(10)

10.4(b)	Amendment 2003-1 to the Toyota Motor Sales, U.S.A., Inc. Supplemental Executive Retirement Plan *	(43)

10.5(a)	Toyota Motor Sales, U.S.A., Inc. 401(k) Excess Plan *	(11)

10.5(b)	Amendment 2003-1 to the Toyota Motor Sales, U.S.A., Inc. 401(k) Excess Benefit Plan *	(43)

10.6	Form of Agreement for the Grant of an Option to Acquire Warrants to Subscribe for Common Stock of Toyota Motor Corporation *	(39)

10.7	Fiscal Year 2003 Form of Option Agreement for the Grant of Options to Acquire the Common Stock of Toyota Motor Corporation *	(43)

10.8	Amended and Restated Trust and Servicing Agreement dated as of October 1, 1996 by and among TMCC, TMTT, Inc., as titling trustee and U.S. Bank National Association, as trust agent	(18)

10.9	Credit Support Agreement dated July 14, 2000 between TFSC and TMC	(29)

10.10	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC	(29)

(10)	Incorporated herein by reference to Exhibit 10.1 filed with the Company's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.2 filed with the Company's Report on Form 10-Q for the quarter ended December 31, 1995, Commission File No. 1-9961.
(18)	Incorporated herein by reference to Exhibit 4.1 filed with Toyota Auto Lease Trust 1997-A’s Report on Form 8-A dated December 23, 1997, Commission File No. 333-26717
(29)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(39)	Incorporated herein by reference to Exhibit 10.8 filed with the Company’s Report on Form 10-K for the year ended March 31, 2002, Commission File No. 1-9961.
(43)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-K for the year ended March 31, 2003, Commission File No. 1-9961.
(49)	Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated April 4, 2005, Commission File No. 1-9961.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.11	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS	(33)

10.12	Shared Services Agreement dated October 1, 2000 between TMCC and TMS	(32)

10.13(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC	(33)

10.13(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC	Filed Herewith

10.14	Medium Term Note Agreements *	(35)

10.15	Mortgage Loans Agreements *	(44)

10.16	Fiscal Year 2004 Form of Option Agreement for the Grant of Options to Acquire the Common Stock of Toyota Motor Corporation *	(46)

10.17	Fiscal Year 2005 Form of Option Agreement for the Grant of Options to Acquire the Common Stock of Toyota Motor Corporation *	(50)

10.18	Summary of Salary and Bonus for Named Executive Officers *	Filed Herewith

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

21.1	TMCC's list of subsidiaries	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

(32)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(33)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(35)	Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Report on Form 10-Q for the quarter ended December 31, 2002, Commission File No. 1-9961.
(44)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-K for the year ended March 31, 2003, Commission File No. 1-9961.
(46)	Incorporated herein by reference to Exhibit 10.18 filed with the Company's Report on Form 10-K for the year ended March 31, 2004, Commission File No. 1-9961.
(50)	Incorporated herein by reference to Exhibit 10.3 filed with the Company's Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-9961.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.