Form 10-Q
period 2005-06-30
TOYOTA MOTOR CREDIT CORP
filed 2005-08-15
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 30, 2005, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

INDEX

PART I	3

PART II	47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	June 30,	March 31,
	2005	2005

	(Unaudited)
ASSETS

Cash and cash equivalents	$1,336	$799
Investments in marketable securities	983	927
Finance receivables, net	39,234	37,608
Investments in operating leases, net	10,302	9,341
Other assets	1,669	2,001

Total assets	$53,524	$50,676

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$44,669	$41,757
Deferred income taxes	2,271	2,585
Other liabilities	2,208	2,090

Total liabilities	49,148	46,432

Commitments and contingencies (See Note 8)

Shareholder's equity:
Capital stock, $l0,000 par value (100,000 shares authorized; issued and outstanding 91,500)	915	915
Accumulated other comprehensive income	50	46
Retained earnings	3,411	3,283

Total shareholder's equity	4,376	4,244

Total liabilities and shareholder's equity	$53,524	$50,676

See Accompanying Notes to Consolidated Financial Statements

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended
	June 30,

	2005	2004

Financing revenues:
Operating lease	$610	$511
Direct finance lease	41	51
Retail financing	434	348
Dealer financing	92	56

Total financing revenues	1,177	966

Depreciation on operating leases	450	389
Interest expense	351	116

Net financing revenues	376	461

Insurance premiums earned and contract revenues	69	59
Investment and other income	33	29

Net financing revenues and other revenues	478	549

Provision for credit losses	38	46
Expenses:
Operating and administrative	166	149
Insurance losses and loss adjustment expenses	28	28

Total provision for credit losses and expenses	232	223

Income before provision for income taxes	246	326
Provision for income taxes	96	128

Net income	$150	$198

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

(Dollars in Millions)

(Unaudited)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE AT MARCH 31, 2004	$915	$2,604	$44	$3,563

Net income for the three months ended June 30, 2004	-	198	-	198
Change in net unrealized gain on available-for-sale marketable securities (net of tax)	-	-	(8)	(8)

Total comprehensive income	-	198	(8)	190

Distribution of net assets to TFSA	-	(23)	6	(17)

BALANCE AT JUNE 30, 2004	$915	$2,779	$42	$3,736

BALANCE AT MARCH 31, 2005	$915	$3,283	$46	$4,244

Net income for the three months ended June 30, 2005	-	150	-	150
Change in net unrealized gain on available-for-sale marketable securities (net of tax)	-	-	4	4

Total comprehensive income	-	150	4	154

Advance to TFSA under credit agreement		(22)		(22)

BALANCE AT JUNE 30, 2005	$915	$3,411	$50	$4,376

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended
	June 30,

	2005	2004

Cash flows from operating activities:
Net income	$150	$198
Adjustments to reconcile net income to net cash provided by operating activities:
Net result from non-hedge accounting	14	(40)
Depreciation and amortization	457	450
Recognition of deferred income	(83)	(67)
Provision for credit losses	38	46
Other assets
Decrease in other assets	61	43
Decrease in collateral held under reciprocal collateral arrangements	(320)	-
(Decrease) increase in deferred income taxes	(316)	11
Increase in other liabilities	156	97

Net cash provided by operating activities	157	738

Cash flows from investing activities:
Purchase of investments in marketable securities	(492)	(180)
Disposition of investments in marketable securities	421	225
Acquisition of finance receivables	(5,163)	(4,398)
Collection of finance receivables	3,306	2,511
Acquisition of direct finance leases	(33)	(26)
Collection of direct finance leases	306	539
Net change in wholesale receivables	(47)	(109)
Acquisition of investments in operating leases	(2,032)	(1,060)
Disposals of investments in operating leases	650	544

Net cash used in investing activities	(3,084)	(1,954)

Cash flows from financing activities:
Proceeds from issuance of debt	3,460	2,201
Payments on debt	(1,559)	(1,226)
Net change in commercial paper	1,585	305
Distribution of net assets to TFSA	-	(14)
Advance to TFSA under credit agreement	(22)	-

Net cash provided by financing activities	3,464	1,266

Net increase in cash and cash equivalents	537	50

Cash and cash equivalents at the beginning of the period	799	818

Cash and cash equivalents at the end of the period	$1,336	$868

Supplemental disclosures:
Interest paid	$271	$163
Income taxes paid	$386	$8
Non-cash investing and financing activities in connection with the distribution of net assets to TFSA:
Decrease in assets	$-	$133
Decrease in liabilities	$-	$130
See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data

The accompanying information pertaining to the three months ended June 30, 2005 and 2004 is unaudited and has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of those expected for any other interim period or for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s 2005 Annual Report to the Securities and Exchange Commission on Form 10-K. References herein to “TMCC” denote Toyota Motor Credit Corporation and references herein to “the Company” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

New Accounting Standards

In June 2005, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease. The effective date of EITF 05-6 is for periods beginning after June 29, 2005. The implementation of EITF 05-6 did not have a material impact on the Company’s consolidated financial statements.

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions". The proposed interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The proposed interpretation requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed interpretation has a 60-day comment period and shall be effective for all companies as of the first fiscal year ending after December 15, 2005. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on the Company's consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Finance Receivables, Net

Finance receivables, net consisted of the following:

	June 30,	March 31,
	2005	2005

	(Dollars in millions)

Retail receivables	$30,843	$29,026
Direct finance leases	1,885	2,208
Dealer financing	7,035	6,967

	39,763	38,201
Deferred origination costs	584	555
Unearned income	(669)	(706)
Allowance for credit losses	(444)	(442)

Finance receivables, net	$39,234	$37,608

Note 3 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following:

	June 30,	March 31,
	2005	2005

	(Dollars in millions)

Vehicles	$12,535	$11,510
Equipment and other	737	734

	13,272	12,244
Deferred origination fees	(31)	(23)
Deferred income	(149)	(99)
Accumulated depreciation	(2,731)	(2,720)
Allowance for credit losses	(59)	(61)

Investments in operating leases, net	$10,302	$9,341

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Allowance for Credit Losses

The following table provides information related to the Company’s allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended
	June 30,

	2005	2004

	(Dollars in millions)

Allowance for credit losses at beginning of period	$503	$520
Provision for credit losses	38	46
Charge-offs, net of recoveries [1]	(38)	(51)
Distribution of net assets to TFSA	-	(3)

Allowance for credit losses at end of period	$503	$512

1	Net of recoveries of $20 million and $18 million for the three months ended June 30, 2005 and 2004, respectively.

The aggregate balances of finance receivables 60 or more days past due totaled $157 million and $115 million at June 30 and March 31, 2005, respectively. Substantially all retail and direct finance lease receivables do not involve recourse to the dealer in the event of customer default. The aggregate balances of investments in operating leases of 60 or more days past due totaled $23 million and $17 million at June 30 and March 31, 2005, respectively.

Note 5 – Interest Expense, Derivatives and Hedging Activities

The following table summarizes the components of interest expense:

	Three Months Ended June 30,

	2005	2004

	(Dollars in millions)

Interest expense on debt	$393	$255
Amortization of basis adjustments on debt	(36)	(50)
Net interest realized on hedge accounting derivatives	(26)	(56)
Amortization of debt issue costs	11	11
Ineffectiveness related to hedge accounting derivatives	(5)	(4)

Interest expense excluding non-hedge accounting results	337	156
Net result from non-hedge accounting	14	(40)

Total interest expense	$351	$116

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Interest Expense, Derivatives and Hedging Activities (Continued)

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense.

	Three Months Ended June 30,

	2005	2004

	(Dollars in millions)
	(Gain) Loss

Currency basis swaps unrealized loss (gain)	$88	($25)
Foreign currency transaction (gain) loss	(88)	26
Net interest realized on non-hedge accounting derivatives	(49)	(15)
Unrealized loss (gain) on non-hedge accounting derivatives:
Interest rate swaps	59	(18)
Interest rate caps	3	(7)
Other	1	(1)

Net result from non-hedge accounting	$14	($40)

The following table summarizes the Company’s derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

	June 30,	March 31,
	2005	2005

	(Dollars in millions)

Derivative assets	$1,838	$2,440
Collateral held [1]	662	982

Derivative assets, net of collateral	$1,176	$1,458

Derivative liabilities	$17	$23

1

Represents cash received under reciprocal collateral arrangements that the Company has entered into with certain derivative counterparties as described in Note 8 – Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

	June 30,	March 31,	Weighted Average Contractual Interest Rates

			June 30,	March 31,
	2005	2005	2005	2005

	(Dollars in millions)

Commercial paper	$11,994	$10,397	3.17%	2.77%
Notes and loans payable	31,277	29,379	3.69%	3.71%
Carrying value adjustment [1]	1,398	1,981

Debt	$44,669	$41,757	3.55%	3.47%

1	Comprised of fair market value change and foreign currency transaction adjustments to debt in hedge accounting and non-hedge accounting relationships.

Included in debt are unsecured notes denominated in various foreign currencies valued at $11,419 million and $11,182 million at June 30 and March 31, 2005, respectively. Concurrent with the issuance of these unsecured notes, the Company entered into cross currency interest rate swap agreements or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount to convert non-U.S. dollar denominated notes to U.S. dollar denominated payments.

The Company’s notes and loans payable and carrying value adjustment at June 30, 2005 include $6,221 million in variable rate debt with indexed contractual interest rates ranging from 2.07% to 5.01% and $26,454 million in fixed rate debt with contractual interest rates ranging from 0.05% to 9.75%.

Included in debt is commercial paper with an average remaining maturity of thirty three days at June 30, 2005. Notes and loans payable mature on various dates through fiscal 2036.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Liquidity Facilities and Letters of Credit

The following table summarizes TMCC’s and its subsidiary, Toyota Credit de Puerto Rico Corp.’s (“TCPR”) credit facilities:

	TMCC		TCPR		Total

	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
	2005	2005	2005	2005	2005	2005

	(Dollars in millions)
364-day syndicated bank credit facilities – committed	$2,767	$2,767	$133	$133	$2,900	$2,900
5-year syndicated bank credit facility – committed	3,933	3,933	267	267	4,200	4,200
Letters of credit facilities – uncommitted	55	55	-	-	55	55

Total credit facilities	$6,755	$6,755	$400	$400	$7,155	$7,155

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at June 30 and March 31, 2005. No amounts were drawn on the committed facilities at June 30 and March 31, 2005.

Note 8 – Commitments and Contingencies

Commitments and Guarantees

TMCC has entered into certain commitments and guarantees described below. The maximum commitment amounts under these commitments and guarantees are summarized in the table below:

	Maximum Commitment Amount

	June 30,2005	March 31,2005
	(Dollars in millions)
Commitments:
Credit facilities with vehicle and industrial equipment dealers [1]	$3,715	$3,928
Credit facilities with affiliates	190	190
Facilities lease commitments [2]	112	117

Total commitments	4,017	4,235

Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	148	148
Revolving liquidity notes related to securitizations	33	40

Total commitments and guarantees	$4,198	$4,423

1

Excludes $6,607 million and $6,219 million of wholesale financing lines not considered to be contractual commitments at June 30 and March 31, 2005, respectively, of which $3,914 and $3,954 were outstanding at June 30 and March 31, 2005, respectively.

2	Includes $81 million and $82 million in facilities lease commitments with affiliates at June 30 and March 31, 2005, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies (Continued)

Commitments

As of June 30, 2005 there have been no material changes to TMCC’s commitments as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, except as described below.

Of the total credit facilities available to vehicle and industrial equipment dealers, $2,463 million and $2,511 million were outstanding at June 30 and March 31, 2005, respectively. Amounts outstanding under the revolving line of credit with Toyota de Puerto Rico Corp., a subsidiary of Toyota Motor Sales, U.S.A. Inc., at June 30 and March 31, 2005 were $28 million and $10 million, respectively. As of June 30 and March 31, 2005, $82 and $60 million, respectively, was drawn by TFSA under the reciprocal credit agreement.

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

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid. TMCC receives an annual fee of $102,000 for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30 and March 31, 2005. The fair value of these guarantees as of June 30 and March 31, 2005 was approximately $2 million and $1 million, respectively. Because these are affiliate guarantees, TMCC is not required to recognize a liability for the fair value of the guarantees.

In certain securitization structures, revolving liquidity notes (“RLNs”) are used in lieu of deposits to a cash reserve fund. The securitization trust may draw upon the RLNs to cover any shortfall in interest and principal payments to investors. The Company funds any draws, and the terms of the RLNs obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under the RLNs are subordinated to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into a reserve account. If collections are insufficient to repay amounts outstanding under a RLN, the Company will recognize a loss for the outstanding amounts. The Company must fund the entire amount available under the RLNs into a reserve account if the Company’s short term unsecured debt rating is downgraded below P-1 by Moody’s Investors Service, Inc. or A-1 by Standard & Poor’s Ratings Group, a division of the McGraw-Hill Companies, Inc. No amounts were outstanding under the RLNs as of June 30 and March 31, 2005. The RLNs had no material fair value as of June 30 and March 31, 2005. The Company has not recognized a liability for the RLNs because it does not expect to be required to fund any amounts under the RLNs.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties, or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of June 30, 2005, the Company does not believe it is probable that it will be required to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of June 30, 2005.

Receivable Repurchase Obligations

The Company sells discrete pools of retail finance receivables to wholly owned consolidated bankruptcy remote special purpose entities (“SPEs”). TMCC makes certain representations and warranties to the SPEs, and the SPEs make corresponding representations and warranties to the securitization trusts, relating to receivables sold in securitization transactions. TMCC and the SPEs may be required to repurchase any receivable in the event of a breach of a representation and warranty that would materially and adversely affect the interest of the SPEs, or any securitization trust, as applicable. In addition, TMCC, as the servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer that would materially and adversely affect the interest of any securitization trust, or if extensions or modifications to a receivable are made, and TMCC, as the servicer, elects not to make advances to cover any resulting reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable and accrued interest thereon. No receivables were repurchased under these provisions during the three months ended June 30, 2005 and 2004. The Company does not believe it is probable that it will be required to make any material payments in the future and, as such, no amounts have been recorded under these obligations as of June 30, 2005.

Advancing Requirements

As a servicer of receivables sold through securitizations, TMCC is required to advance delinquent amounts contractually owed by an obligor to the applicable securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for any outstanding advances from collections on all receivables before making other required payments. Advances outstanding at June 30 and March 31, 2005 totaled $3 million and $5 million, respectively.

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

Fair Lending Class Actions

An alleged class action in the U.S. District Court – Central District of California, Baltimore v. Toyota Motor Credit Corporation filed in November 2000 claims that the Company’s pricing practices discriminate against African-Americans and Hispanics. Two additional cases pending in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit Corporation) filed in the Superior Court of California Alameda County in April 2003 and in the Superior Court of the State of California in August 2003, respectively, contain similar allegations claiming discrimination against minorities. The cases have been brought by various individuals. Injunctive relief is being sought in all three cases and the cases also include a claim for actual damages in an unspecified amount. The parties have conducted a series of mediation sessions and have reached agreement on the principal terms of a settlement. However, continued settlement discussions are ongoing and a final resolution is subject to execution of a settlement agreement. The Company believes it has strong defenses to these claims.

In addition to the forgoing, an alleged class action in the U.S. District Court – Eastern District of Wisconsin, Harris et. al. v. Toyota Motor Credit Corporation filed in June 2005 contains allegations identical to those set forth in Baltimore v. TMCC and the plaintiffs seek similar relief. The Wisconsin case is limited to a purported class of consumers whose contracts originated in the State of Wisconsin. There are also non-class action cases making similar claims in other jurisdictions. The Company believes that it has strong defenses to these claims.

New Jersey Consumer Fraud Action

An action in the New Jersey Superior Court, Jorge v. Toyota Motor Insurance Services (“TMIS”), filed in November 2002 claims that the TMIS Gold Plan Vehicle Service Agreement (“VSA”) is unconscionable on its face and violates the New Jersey Consumer Fraud Act. In September 2004, the case was certified as a class action consisting of all New Jersey consumers who purchased a TMIS Gold Plan VSA. The plaintiffs are seeking injunctive relief as well as actual damages and treble damages in an unspecified amount. In May 2005, the New Jersey Supreme Court issued a ruling granting TMIS' motion for leave to appeal the trial court's denial of TMIS' motion for summary judgment. The case has been remanded to the Appellate Division for reconsideration on the merits. The Company believes it has strong defenses to these claims.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions

As of June 30, 2005, there have been no material changes to the related party agreements or relationships as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, except for the amendment to the master services agreement with Toyota Financial Savings Bank (“TFSB”) and the increase in the credit support fee payable to TFSC described below. The tables below summarize amounts included in the Company’s Consolidated Balance Sheet and Statement of Income for the periods presented under various related party agreements or relationships:

	June 30,	March 31,
	2005	2005

	(Dollars in millions)
Assets:
Subvention receivable from affiliates	$57	$45
Finance receivables with affiliates	$28	$10
Notes receivable under home loan program	$7	$7
Intercompany receivables	$7	$5
Deferred subvention income
Finance receivables	($260)	($241)
Operating leases	($148)	($97)

Liabilities:
Intercompany payables	$106	$87

Shareholder’s Equity:
Reduction of retained earnings for advance to TFSA under credit agreement	$82	$60
Reduction of retained earnings for distribution of net assets to TFSA	-	$23

	Three Months Ended June 30,
	June 30,

	2005	2004

	(Dollars in millions)
Revenues:
Manufacturers’ subvention support and other revenues	$65	$52
Affiliate insurance premiums and commissions revenues	$18	$15

Expenses:
Shared services charges and other amounts	$17	$21
Employee benefits expense	$16	$14
Credit support fees incurred	$6	$4

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions (Continued)

TMCC and TMS are parties to a Corporate Guaranty by TMS of certain dealer financing extended by TMCC to a dealer engaged in the business of mobility conversion.

In June 2005, the semi-annual fee the Company is required to pay to TFSC under the credit support agreement discussed in Note 15 – Related Party Transactions in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 increased from 0.05% to 0.06% per annum of the weighted average outstanding amounts entitled to credit support of the Company’s securities.

In June 2005, the Master Services Agreement between TMCC and TFSB discussed in Note 15 – Related Party Transactions in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 was amended and restated to include a number of additional services to be provided to TFSB by TMCC and certain limited services to be provided to TMCC by TFSB.

Note 10 – Segment Information

Financial results for the Company’s operating segments are summarized below:

	June 30,	March 31,
	2005	2005

	(Dollars in millions)
Assets:
Financing operations	$51,444	$48,717
Insurance operations	1,209	1,100
Other	871	859

Total assets	$53,524	$50,676

	Three Months Ended
	June 30,

	2005	2004

	(Dollars in millions)
Gross revenues:
Financing operations	$1,144	$943
Insurance operations	85	65
Other	50	46

Total gross revenues	$1,279	$1,054

Net income:
Financing operations	$128	$182
Insurance operations	17	11
Other	5	5

Net income	$150	$198

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Subsequent Events

In July 2005, the Company entered into a Master Participation Agreement with TFSB to allow the Company to participate in certain secured dealer loans originated by TFSB. TFSB will continue to service these loans. To date, no participations under the agreement have occurred.

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

Refer to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 for a more complete description of the Company’s business, including a description of sources of revenue, performance measures, and competitors.

Operating Summary

The Company reported net income of $150 million during the three months ended June 30, 2005, compared with net income of $198 million during the same period in the prior year. Financial results for the three months ended June 30, 2005 were negatively impacted by a number of factors, including increased interest expense and higher depreciation on operating leases, partially offset by higher financing revenues primarily resulting from increased volume. The Company increased its volume of new contracts acquired primarily from Toyota and Lexus vehicle dealers from 246,000 contracts during the three months ended June 30, 2004 to 298,000 contracts during the three months ended June 30, 2005. The Company’s consumer retail and lease finance market share of new Toyota and Lexus vehicles, excluding fleet sales and sales of an independent distributor, increased from 43.9% for the three months ended June 30, 2004 to 46.5% for the three months ended June 30, 2005. Earning assets increased $2,587 million, or 6% and $8,116 million, or 13% compared to March 31, 2005 and June 30, 2004, respectively, primarily due to new vehicle contract volume exceeding liquidations.

The increase in interest expense of $235 million or 203% for the three months ended June 30, 2005 when compared to the same period in the prior year was primarily due to higher outstanding debt balances as well as increased market interest rates.

Depreciation on operating leases for the three months ended June 30, 2005 increased $61 million, or 16%, over the same period in the prior year due to an increase in the operating lease units outstanding, partially offset by a decrease in adjustments to depreciation expense recorded to bring contractual residual values in line with projected end of term market values.

Total financing revenues for the three months ended June 30, 2005 increased $211 million or 22% to $1,177 million when compared to the same period in the prior year due to the continued growth in earning assets and an increase in the finance receivables portfolio yield. The increase in the portfolio yield resulted primarily from the increase in dealer financing yield, as dealer financing rates re-price with changes in market rates, partially offset by the continuing liquidation of older, higher yielding retail earning assets.

Overall, the Company increased its capital position by $132 million from March 31, 2005 bringing total equity to $4,376 million at June 30, 2005. The Company’s debt-to-equity position increased from 9.84 to 10.2 at March 31 and June 30, 2005, respectively.

Business Outlook

The following is a summary of the Company’s business outlook for the remainder of fiscal 2006 and should be read in conjunction with the related discussions in the “Financial Condition” and “Results of Operations” sections of this MD&A.

Contract Volume Outlook

In light of recent economic trends indicating improvements in the vehicle lease market, including the strengthened used vehicle market and rising market interest rates, and in line with industry trends, the Company has continued to emphasize lease contract volume. The Company expects lease contract volume to continue to move in line with Toyota and Lexus vehicle sales trends and the availability of subvention. Competitive pricing pressure, along with the Company’s focus on leasing, adversely affected the Company’s retail market share of TMS sales during fiscal 2005 and through the first three months of fiscal 2006, and this trend is expected to continue during the remainder of fiscal 2006. Notwithstanding any adverse impact to retail market share, the Company expects retail contract volume to continue to move in line with Toyota and Lexus vehicle sales trends.

Residual Value Risk Outlook

After several years of declining used vehicle prices resulting from the increased industry-wide use of incentives on new vehicles and a slowdown of the U.S. economy, the used vehicle market strengthened during fiscal 2005, and has stabilized through the first three months of fiscal 2006. Management expects the number of leased vehicles returned at maturity to continue to decline through the remainder of fiscal 2006. However, uncertainty around the used vehicle market remains, particularly in light of the continuing use of incentives by domestic automobile manufacturers (including the recent prominence of employee discount pricing programs) and the variability in fuel prices, both of which could have an adverse effect on the used car market. The Company continues to refine its process for projecting market values and return rates. The strengthened used vehicle market, along with these enhancements, have resulted in carrying values at lease-end more closely approximating actual end of term values. Additionally, management expects the increased focus on leasing volume to result in higher depreciation on operating leases through the remainder of fiscal 2006, as well as an increase in the volume of returned vehicles in the years following fiscal 2006.

Credit Risk Outlook

Despite the increases in 60-day delinquencies from March 31, 2005 to June 30, 2005 attributable to seasonal variations, the Company’s vehicle retail and lease delinquency and credit loss results have trended favorably in line with current favorable economic trends. The Company’s recent contract volume reflects growth in longer term retail contracts, as well as growth in retail receivables with a broader range of credit quality, and this pattern is expected to continue in fiscal 2006. These factors increase the level of credit risk assumed by the Company. Management anticipates that the delinquency trends and net charge-offs as a percentage of the earning assets portfolio for the remainder of fiscal 2006 will be consistent with fiscal 2005. However, economic developments, including rising U.S. interest rates, could cause an adverse trend in delinquencies and credit losses.

The foregoing information and the other information in this MD&A under the caption “Outlook” contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements may include estimates, projections and statements of the Company’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Refer to the “Cautionary Statement for Purposes of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995” section of this MD&A for a detailed discussion regarding words used to identify such statements and factors that could cause actual results to differ materially from those expressed or implied by such statements.

FINANCIAL CONDITION

Net Earning Assets

The composition of the Company’s net earning assets is summarized below:

	June 30,	March 31,	June 30,	% Change

	2005	2005	2004	June 30, 2005 to March 31, 2005	June 30, 2005 to June 30, 2004

Net Earning Assets [1]	(Dollars in millions)
Finance receivables, net

Retail finance receivables, net	$30,608	$28,771	$23,915	6%	28%
Direct finance leases, net	1,647	1,917	3,104	(14%)	(47%)
Dealer financing, net	6,979	6,920	6,608	1%	6%

Total finance receivables, net	39,234	37,608	33,627	4%	17%
Investments in operating leases, net	10,302	9,341	7,793	10%	32%

Net earning assets	$49,536	$46,949	$41,420	6%	20%

Dealer Financing (Number of dealers receiving vehicle wholesale financing)
Toyota and Lexus dealers [2]	686	685	644
Vehicle dealers outside of the Toyota/Lexus dealer network	368	374	369

Total number of dealers receiving vehicle wholesale financing	1,054	1,059	1,013

Dealer inventory financed (units)	157,000	165,000	170,000

1	Certain prior period amounts have been reclassified to conform to current year presentation.
2	Includes wholesale and other loan arrangements in which the Company participates as part of a syndicate of lenders.

The increase in net earning assets at June 30, 2005 when compared to March 31, 2005 and June 30, 2004 was primarily driven by the continued growth in retail finance receivables and investments in operating leases, partially offset by a reduction in direct finance leases.

Retail finance receivables at June 30, 2005 increased when compared to March 31, 2005 and June 30, 2004 as the volume of new vehicles financed exceeded existing portfolio liquidations. This growth was generated in large part by higher Toyota and Lexus vehicle sales levels, which increased 12% in the three months ended June 30, 2005 when compared to the same period in the prior year, continued availability of TMS subvention, and incremental volume resulting from the Company’s emphasis on developing dealer relationships. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding the Company’s retail finance programs.

The increase in total lease earning assets, comprised of operating leases and direct finance leases, at June 30, 2005 compared to March 31, 2005 and June 30, 2004 resulted primarily from the Company’s continued emphasis on lease volume. The increase in operating leases was partially offset by a decrease in direct finance leases due to the classification of new vehicle leases as operating leases. Refer to the “Results of Operations – Net Earning Assets” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 for further discussion of the changes in lease classifications. The level of direct finance leases will continue to decline as the direct finance lease portfolio liquidates. Management expects total lease earning assets to continue increasing in the future due to the Company’s continued emphasis on leasing. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding the Company’s emphasis on leasing.

Contract Volume

The composition of the Company’s contract volume and market share is summarized below:

	Three Months Ended
	June 30,		% Change

	2005	2004

Contract Volume:
Total vehicle retail contract volume	235,000	215,000	9%
Total vehicle lease contract volume	63,000	31,000	103%

Total contract volume	298,000	246,000	21%

TMS subvened contract volume (included in the above table):
Vehicle retail contracts	112,000	82,000	37%
Vehicle leases	42,000	8,000	425%

Total	154,000	90,000	71%

TMS subvention rates [1]:
Vehicle retail	48%	38%
Vehicle lease	67%	26%

Market share [2]:
Vehicle retail contracts	33.5%	36.7%
Vehicle leases	13.0%	7.2%

Total	46.5%	43.9%

1	TMS subvention rates represent subvened new and used contract volume as a percentage of total contract volume for vehicle retail contracts and vehicle lease contracts.
2	Market share represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by TMCC, excluding fleet sales and sales of a private Toyota distributor.

Total contract volume increased during the three months ended June 30, 2005 when compared with the same period in the prior year due to the combined effects of higher Toyota and Lexus vehicle sales, continued availability of TMS subvention, and incremental volume resulting from the Company’s emphasis on developing dealer relationships. The Company’s overall market share of TMS sales increased due to higher lease volume.

Vehicle lease contract volume and market share both increased due to higher Toyota and Lexus vehicle sales and higher lease subvention contract volume, in line with the Company’s continued emphasis on leasing. In light of recent economic trends indicating improvements in the vehicle lease market, including the strengthened used vehicle market and rising market interest rates, and in line with industry trends, the Company has continued to emphasize lease contract volume. The Company expects lease contract volume to continue to move in line with Toyota and Lexus vehicle sales trends and the availability of subvention.

Vehicle retail contract volume increased due to higher Toyota and Lexus vehicle sales, while vehicle retail market share decreased due to competitive pricing pressure and the increased availability of lease subvention programs. Competitive pricing pressure, along with the Company’s focus on leasing, adversely affected the Company’s retail market share of TMS sales during fiscal 2005 and through the first three months of fiscal 2006, and this trend is expected to continue during the remainder of fiscal 2006. Notwithstanding any adverse impact to retail market share, the Company expects retail contract volume to continue to move in line with Toyota and Lexus vehicle sales trends.

RESULTS OF OPERATIONS

Total Financing Revenues

	Three Months Ended
	June 30,		% Change

	2005	2004

	(Dollars in millions)
Financing revenues:
Operating lease [1]	$610	$511	19%
Direct finance lease	41	51	(20%)
Retail financing	434	348	25%
Dealer financing	92	56	64%

Total financing revenues	$1,177	$966	22%

Finance receivables portfolio yield [2]	5.82%	5.44%

1	Gross of depreciation on operating leases of $450 million and $389 million in the three months ended June 30, 2005 and 2004, respectively.
2

Represents the combined yield on direct finance leases, retail finance receivables, and dealer financing. Excludes return on assets on investments in operating leases, net. Annualized using three-month results.

Total financing revenues for the three months ended June 30, 2005 increased when compared with the same period in the prior year due to increases in operating lease, retail financing, and dealer financing revenues, partially offset by a decline in direct finance lease revenue.

The increase in operating lease revenue was primarily attributable to the Company’s emphasis on leasing volume. Additionally, operating lease revenue increased and direct finance lease revenue decreased as a result of the classification of new vehicle leases as operating leases as described in the “Financial Condition” section of this MD&A. Operating lease revenues were also affected by the decline in corresponding contract rates due to the liquidation of older lease earning assets with higher contract rates, which in recent fiscal years have been replaced by lease earning assets with lower contract rates.

Retail financing revenues increased as a result of the continued growth in vehicle retail finance receivables, partially offset by reductions in the yield on retail finance receivables. The yield on retail finance receivables declined due to the liquidation of older, higher yielding retail finance receivables, which in recent fiscal years have been replaced by lower yielding assets.

Dealer financing revenues increased due to an increase in the yield on dealer financing, combined with the growth in outstanding dealer financing. In contrast to the decrease in the yield on retail finance receivables, the yield on dealer financing increased because a majority of the dealer financing portfolio bears interest at variable rates which re-price with changes in market rates.

The increase in the overall finance receivables portfolio yield resulted primarily from the increase in dealer financing yield, partially offset by the continuing liquidation of older, higher yielding retail earning assets.

Residual Value Risk

Depreciation on Operating Leases

The following table provides information related to the Company’s depreciation on operating leases:

	For the/as of Three Months Ended
	June 30,		% Change

	2005	2004

Depreciation on operating leases (in millions)	$450	$389	16%

Average capitalized cost per vehicle	$32,614	$32,068	2%
(Less) Average contractual depreciable basis per vehicle	15,411	14,954	3%

Average contractual residual values per vehicle	$17,203	$17,114	1%

Average contractual depreciable basis percentage	47%	47%
Average operating lease units outstanding	375,000	307,000

Depreciation expense on operating leases for the three months ended June 30, 2005 increased when compared with the same period in the prior year due to an increase in the operating lease units outstanding, partially offset by a decrease in adjustments to depreciation expense recorded to bring contractual residual values in line with projected end of term market values. The recent strengthening of the used vehicle market and the enhancements made by the Company to refine its process for projecting end of term market values and return rates were both key drivers in reducing the level of adjustments made to depreciation expense. The strengthening of the used vehicle market was evidenced by the improvement in the Manheim Used Vehicle Value Index, a statistical index based on historical auction sales data, which increased from approximately 107.1 (as a percentage of January 1995 used car prices) at June 2004 to approximately 110.7 at June 2005. In prior periods, the Company recorded larger adjustments to depreciation expense in response to rapid declines in forecasted end of term values.

Outlook

After several years of declining used vehicle prices resulting from the increased industry-wide use of incentives on new vehicles and a slowdown of the U.S. economy, the used vehicle market strengthened during fiscal 2005, and has stabilized through the first three months of fiscal 2006. Management expects the number of leased vehicles returned at maturity to continue to decline through the remainder of fiscal 2006. However, uncertainty around the used vehicle market remains, particularly in light of the continuing use of incentives by domestic automobile manufacturers (including the recent prominence of employee discount pricing programs) and the variability in fuel prices, both of which could have an adverse effect on the used car market. The Company continues to refine its process for projecting market values and return rates. The strengthened used vehicle market, along with these enhancements, have resulted in carrying values at lease-end more closely approximating actual end of term values. Additionally, management expects the increased focus on leasing volume to result in higher depreciation on operating leases through the remainder of fiscal 2006, as well as an increase in the volume of returned vehicles in the years following fiscal 2006. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding changes in the Company’s emphasis on leasing.

Credit Risk

Allowance for Credit Losses and Credit Loss Experience

The following tables provide information related to the Company’s allowance for credit losses and credit loss experience:

	Three Months Ended
	June 30,

	2005	2004	% Change

	(Dollars in millions)
Allowance for credit losses at beginning of period	$503	$520	(3%)
Provision for credit losses	38	46	(17%)
Charge-offs, net of recoveries (“net charge-offs”) [1]	(38)	(51)	(25%)
Distribution of net assets to TFSA	-	(3)	(100%)

Allowance for credit losses at end of period	$503	$512	(2%)

1	Net of recoveries of $20 million and $18 million for the three months ended June 30, 2005 and 2004, respectively.

	June 30,	March 31,	June 30,
	2005	2005	2004

	(Dollars in millions)
Aggregate balances 60 or more days past due
Finance receivables	$157	$115	$133
Operating leases	23	17	23

Total	$180	$132	$156

Aggregate balances 60 or more days past due as a percentage of gross earning assets
Finance receivables	0.40%	0.30%	0.39%
Operating leases	0.22%	0.19%	0.30%
Total	0.36%	0.28%	0.37%

Allowance for credit losses as a percentage of gross earning assets
Finance receivables	1.12%	1.16%	1.25%
Operating leases	0.57%	0.65%	1.11%
Total	1.01%	1.06%	1.22%

Net charge-offs as a percentage of average gross earning assets [1]
Finance receivables	0.37%	0.63%	0.55%
Operating leases	0.09%	0.27%	0.25%
Total	0.30%	0.56%	0.48%

1	Net charge-off loss ratios have been annualized using three-month results.

The Company experienced reductions in total net charge-offs resulting from decreases in both the total number of contracts that defaulted (“frequency of occurrence”) and the amount of loss per occurrence, net of recoveries (“loss severity”). The improvement in both the frequency of occurrence and loss severity resulted, in large part, from favorable economic conditions, as evidenced by improvements in the unemployment rate, lower industry delinquency and charge-off rates, and the strengthened used vehicle market. Refer to the “Results of Operations – Residual Value Risk” section within this MD&A for further discussion of the recent strengthening of the used vehicle market.

While the Company’s delinquency experience during the three months ended June 30, 2005 compared to the same period in the prior year was positively influenced by the factors discussed above, 60-day delinquencies on the overall portfolio increased from March 2005 to June 2005 primarily due to seasonal variations, as well as higher risk associated with an increase in longer term contracts and broader range of credit quality.

The overall allowance for credit losses remained consistent from March 31 to June 30, 2005 as the effects of the improvement in frequency and severity were offset by the growth in earning assets and the broader range of credit quality within the retail and dealer financing portfolios.

Outlook

As noted above, despite the increases in 60-day delinquencies from March 31, 2005 to June 30, 2005 attributable to seasonal variations, the Company’s vehicle retail and lease delinquency and credit loss results have trended favorably in line with current favorable economic trends. The Company’s recent contract volume reflects growth in longer term retail contracts, as well as growth in retail receivables with a broader range of credit quality, and this pattern is expected to continue in fiscal 2006. These factors increase the level of credit risk assumed by the Company. Management anticipates that the delinquency trends and net charge-offs as a percentage of the earning assets portfolio for the remainder of fiscal 2006 will be consistent with fiscal 2005. However, economic developments, including rising U.S. interest rates, could cause an adverse trend in delinquencies and credit losses.

Selected Insurance Operations Results

The general financial condition and operating expenses of the insurance segment are included in the foregoing discussion of the overall financial condition and results of operations of the Company. Certain revenues and expenses specific to the Company’s insurance operations are discussed below.

	Three Months Ended June 30,		% Change

	2005	2004

	(Dollars in millions)

Contract revenues and earned premiums	$45	$38	18%
Commissions and fees	24	21	14%

Insurance premiums earned and contract revenues[1]	$69	$59	17%

Insurance losses and loss adjustment expenses	$28	$28	-

Agreement volume (units)	322,000	274,000	18%
Agreements in force (units)	3,562,000	3,121,000	14%

1	Certain prior period amounts have been reclassified to conform to the current period presentation

Contract revenues and earned premiums for the three months ended June 30, 2005 increased when compared with the same period in the prior year primarily due to increased contract volume and agreements in force and prior year contract rate increases. Commissions and fees increased primarily due to the increases in agreement volume.

Insurance losses and loss adjustment expenses remained consistent due to an increase in the number of agreements in force and in the average loss per claim (“claim severity”), offset by a decrease in the percentage of risk based contracts in force incurring a loss (“loss frequency”). Claim severity increased by 28% from the three months ended June 30, 2004 to the three months ended June 30, 2005, while average monthly loss frequency decreased from 0.73% in the three months ended June 30, 2004 to 0.56% in the three months ended June 30, 2005.

Use of Derivative Instruments

Business Use of Derivative Instruments

The Company’s assets consist primarily of U.S. dollar denominated fixed rate receivables. The Company’s liabilities consist primarily of fixed and floating rate debt which is issued in the global capital markets. In order to maintain a conservative liquidity profile, the life of the Company’s debt is typically longer than the life of the Company’s assets. Upon the issuance of fixed rate debt, the Company generally elects to enter into pay floating interest rate swaps. The interest rate risk arising from the mismatch in the re-pricing of assets relative to liabilities is managed via pay fixed swaps and purchased interest rate caps which are executed on a portfolio basis. The currency exposure related to non-U.S. dollar denominated debt is hedged at issuance, using cross currency interest rate swaps, currency basis swaps, or a combination of interest rate swaps coupled with currency basis swaps to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments.

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

When the shortcut method is not applied, any ineffective portion of the derivative that is designated as a fair value hedge is recognized as a component of interest expense in the Consolidated Statement of Income. If the Company elects not to designate a derivative instrument in a hedging relationship, or the relationship does not qualify for hedge accounting treatment, the full change in the fair value of the derivative instrument is recognized as a component of interest expense in the Consolidated Statement of Income with no offsetting adjustment for the hedged item.

The Company reviews the effectiveness of its hedging relationships quarterly to determine whether the relationships have been and continue to be effective. The Company uses regression analysis to assess the effectiveness of its hedges. When the Company determines that a hedging relationship has not been effective, hedge accounting is no longer applied. If hedge accounting is discontinued, the Company continues to carry the derivative instrument as a component of other assets or other liabilities in the Consolidated Balance Sheet at its fair value with changes in fair value reported as interest expense in the Consolidated Statement of Income. Additionally, for discontinued fair value hedges, the Company ceases to adjust the hedged item for changes in fair value and amortizes the cumulative fair value adjustments recognized in prior periods over the remaining term of the debt.

The Company will also discontinue the use of hedge accounting if a derivative is sold, terminated or exercised, or if the Company’s management determines that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”). De-designated derivatives are included within the category of non-hedge accounting derivatives.

The Company’s goal is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities. The Company uses non-hedge accounting derivatives to manage this exposure. The use of non-hedge accounting derivatives to mitigate interest rate risk has resulted in significant earnings volatility. This volatility arises from the accounting treatment of the Company’s non-hedge accounting derivatives, which requires that changes in the fair value of the non-hedge accounting derivatives be reflected in the Consolidated Statement of Income. The Company addresses this earnings volatility by de-designating derivatives (previously treated as hedge accounting derivatives) that have offsetting economic characteristics to the non-hedge accounting derivatives or by electing not to designate a derivative in a hedging transaction. The Company employs analytical measures such as duration and Value at Risk to identify whether to de-designate a hedge accounting derivative or to not elect hedge accounting.

De-designation of hedge accounting derivatives or not electing hedge accounting reduces earnings volatility because the combined changes in the fair value of these derivatives with those of other non-hedge accounting derivatives result in a natural offset in the Statement of Consolidated Income. The hedged item associated with the derivative previously treated as a hedge accounting derivative ceases to be adjusted for changes in fair value upon de-designation. To the extent the Company can more closely match the accounting treatment to the underlying economics of the derivatives portfolio by de-designating or by not electing hedge accounting, the transaction is identified and treated as a non-hedge accounting derivative and earnings volatility is reduced.

The following table summarizes the Company’s derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

	June 30,	March 31,
	2005	2005

	(Dollars in millions)

Derivative assets	$1,838	$2,440
Collateral held [1]	662	982

Derivative assets, net of collateral	$1,176	$1,458

Derivative liabilities	$17	$23

1

Represents cash received under reciprocal collateral arrangements that the Company has entered into with certain derivative counterparties as described in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

The following table summarizes the composition of the Company’s derivatives portfolio:

	Notionals:			Fair value of :

	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities

	(Dollars in millions)
June 30, 2005
Pay-float swaps [1]	$17,874	$8,960	$26,834	$1,691	($132)
Pay-fixed swaps	-	33,676	33,676	280	(26)
Interest rate caps	-	550	550	8	-
Counterparty netting	-	-	-	(141)	141

Total	$17,874	$43,186	$61,060	$1,838	($17)

March 31, 2005
Pay-float swaps [1]	$11,532	$14,859	$26,391	$2,205	($173)
Pay-fixed swaps	-	30,611	30,611	383	(10)
Interest rate caps	-	800	800	12	-
Counterparty netting	-	-	-	(160)	160

Total	$11,532	$46,270	$57,802	$2,440	($23)

1	Includes cross-currency interest rate swaps and currency basis swaps.

Interest Expense

The following table summarizes the components of interest expense:

	Three Months Ended June 30,
	2005	2004

	(Dollars in millions)

Interest expense on debt	$393	$255
Amortization of basis adjustments on debt	(36)	(50)
Net interest realized on hedge accounting derivatives	(26)	(56)
Amortization of debt issue costs	11	11
Ineffectiveness related to hedge accounting derivatives	(5)	(4)

Interest expense excluding non-hedge accounting results	337	156
Net result from non-hedge accounting	14	(40)

Total interest expense	$351	$116

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper. The increase was due primarily to increases in market interest rates on unsecured debt and commercial paper issuances, as well as higher outstanding debt balances.

The amortization of basis adjustments on debt is primarily due to the recognition of amortization related to the fair value adjustments on debt for terminated fair value hedging relationships. As discussed in the “Use of Derivative Instruments” section within this MD&A, the de-designation of the hedge accounting derivative results in the termination of the fair value hedging relationships. As a consequence of these terminations, the fair value adjustments to the hedged items continue to be reported as part of the basis of the debt and are amortized to interest expense over the life of the debt. The decrease in amortization for the three months ended June 30, 2005 as compared to the prior year period is due to maturities of debt associated with previously terminated fair value hedging relationships during fiscal 2005.

Net interest realized on hedge accounting derivatives represents net interest on pay-float swaps. The decrease was principally due to an increase in short-term interest rates, primarily three-month LIBOR.

The following table summarizes the components of the Company’s net result from non-hedge accounting, which is included in interest expense:

	Three Months Ended June 30,

	2005	2004

	(Dollars in millions)
	(Gain) Loss
Currency basis swaps unrealized loss (gain)	$88	($25)
Foreign currency transaction (gain) loss	(88)	26
Net interest realized on non-hedge accounting derivatives	(49)	(15)
Unrealized loss (gain) on non-hedge accounting derivatives:
Interest rate swaps	59	(18)
Interest rate caps	3	(7)
Other	1	(1)

Net result from non-hedge accounting	$14	($40)

Currency basis swaps are used in combination with interest rate swaps to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments. The Company has elected hedge accounting for the interest rate swaps and debt, but has elected not to apply hedge accounting for the currency basis swaps. The loss in the fair value of the currency basis swaps for the three months ended June 30, 2005 compared to the gain during the same period in the prior year was primarily due to the strengthening of the U.S. dollar against certain other currencies during the three months ended June 30, 2005.

The foreign currency transaction gain and loss relate to foreign currency denominated debt where hedge accounting has been applied only for interest rate risk. The gain recognized for the three months ended June 30, 2005 compared to the loss during the same period in the prior year was primarily due to the strengthening of the U.S. dollar against certain other currencies during the three months ended June 30, 2005.

Net interest realized on non-hedge accounting derivatives represents net interest on pay-fixed and pay-float swaps. The favorable change in net interest on non-hedge accounting derivatives was principally due to an increase in short-term interest rates, primarily three-month LIBOR, related to pay-fixed swaps.

The unrealized loss on non-hedge accounting derivatives is primarily due to the passage of time on the Company’s pay-fixed swaps with less than one year to maturity and the impact of the decline in the two- and three-year swap rates on the Company’s pay-fixed swaps that mature within two and three years.

Refer to the “Use of Derivative Instruments” section within this MD&A for further discussion of the Company’s use of derivatives.

Investment and Other Income

The following table summarizes the Company’s investment and other income:

	Three Months Ended June 30,		% Change

	2005	2004

	(Dollars in millions)

Income from retained interests	$7	$17	(59%)
Servicing fee income	4	8	(50%)

Investment income from securitizations	11	25	(56%)

Investment income from marketable securities	8	6	33%
Realized gains/(losses) on marketable securities	2	(3)	-
Other income	12	1	1100%

Investment and other income	$33	$29	14%

Investment and other income for the three months ended June 30, 2005 increased when compared with the same period in the prior year primarily due to an increase in other income and realized gains on marketable securities, partially offset by the decrease in income from retained interests and servicing fee income.

Income from retained interests and servicing fee income for the three months ended June 30, 2005 decreased when compared with the same period in the prior year due to a reduction in the average outstanding balance of securitization pools as a result of the amortization of the related receivables. The outstanding balance of securitized retail finance receivables serviced by the Company decreased from $1,956 million at March 31, 2005 to $1,475 million at June 30, 2005.

The Company realized gains on marketable securities for the three months ended June 30, 2005 compared to losses in the same period in the prior year primarily due to net realized gains on debt investments. Realized losses incurred during the three months ended June 30, 2005 and 2004 include $1 million in impairment losses during both periods. At June 30, 2005, there were no marketable securities in the Company’s available for sale portfolio with material unrealized losses that have been in an unrealized loss position for more than a year.

The increase in other income for the three months ended June 30, 2005 when compared to the same period in the prior year is primarily due to an increase in interest income on cash held in excess of the Company’s immediate funding needs. The increase is due to both higher average balances outstanding and higher yield.

Operating and Administrative Expenses

	Three Months Ended
	June 30		% Change

	2005	2004

	(Dollars in millions)

Employee expenses	$74	$67	10%
Operating expenses	76	73	4%
Insurance dealer incentive expenses	16	9	78%

Total operating and administrative expenses	$166	$149	11%

The increase in operating and administrative expenses for the three months ended June 30, 2005 when compared to the same period in the prior year was primarily due to an increase in expenses related to new technology development, additional employee expenses incurred to support overall business growth, and insurance dealer incentive expenses. The Company expects operating and administrative costs to continue to increase as a result of costs incurred under its technology initiative and general business growth; however, expenses as a percentage of average earning assets are expected to be consistent with fiscal 2005. Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC. Refer to Note 9 – Related Party Transactions of the Notes to Consolidated Financial Statements for further details.

As described in the “Results of Operations- Operating and Administrative Expenses” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, during fiscal 2004 the Company launched a multi-year initiative to replace its major legacy transaction systems. The Company completed the replacement of its insurance claims processing module and wholesale transaction system during fiscal 2005. Additional enhancements to these systems are expected to continue in the current fiscal year.

The replacement of the Company’s contract acquisition technology system, its retail and lease transaction systems and its commercial finance transaction system, and the execution of the Company’s data center migration to a new facility are ongoing. The Company has dedicated key resources to the management and execution of these technology projects and expects to incur significant costs related to its technology initiative over the next several fiscal years. Notwithstanding the current level of resources and expenditures the Company has dedicated and plans to dedicate to this initiative, systems implementations of this magnitude typically require additional resource allocation to ensure successful transition and completion. The Company believes it has properly aligned its resources internally and is in a strategic position to address such issues. However, the replacement of major legacy transaction systems and the migration of the Company’s data center could increase the Company’s exposure to risk of loss through disruption of normal operating processes and procedures.

The increase in insurance dealer incentive expenses was primarily due to an increase in the number of enrolled dealers, higher sales volume and agreements in force, and improved dealer underwriting performance. Refer to the “Results of Operations – Selected Insurance Results” section within this MD&A for further discussion regarding the Company’s insurance results.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the outstanding components of the Company’s funding sources.

	June 30,	March 31,
	2005	2005

	(Dollars in millions)
Commercial paper	$11,994	$10,397
Unsecured term debt [1]	32,675	31,360

Total debt	44,669	41,757
Off-balance sheet securitization	1,409	1,867

Total funding	$46,078	$43,624

1

Includes fair market value changes and foreign currency transaction adjustments to debt in hedge accounting and non-hedge accounting relationships of $1,398 million and $1,981 million at June 30 and March 31, 2005, respectively, as described in Note 6 – Debt of the Notes to Consolidated Financial Statements.

The Company does not rely on any one source of funding and may choose to realign its funding activities depending upon market conditions, relative costs, and other factors. The Company believes that its funding sources, combined with operating and investing activities, will provide sufficient liquidity to meet future funding and business growth requirements.

For liquidity purposes, the Company holds cash in excess of its immediate funding needs. These excess funds are invested in short-term highly liquid and investment grade money market instruments. The Company maintained excess funds ranging from $717 million to $1,928 million during the three months ended June 30, 2005, with an average balance of $1,370 million.

Commercial Paper

Commercial paper outstanding under the Company’s commercial paper programs ranged from approximately $10,941 million to $12,350 million during the three months ended June 30, 2005, with an average outstanding balance of $11,696 million. The Company’s commercial paper programs are supported by the liquidity facilities discussed later in this section. As an issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”) and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), the Company believes it has ample capacity to meet its short-term requirements.

Unsecured Term Debt

The following table summarizes the components of the Company’s unsecured term debt at par value:

	U.S. dollar medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Total unsecured term debt

	(Dollars in millions)

Balance at March 31, 2005[1]	$11,973	$14,541	$2,819	$29,333
Issuances during the three months ended June 30, 2005	2,140	1,325	-	3,465
Payments during the three months ended June 30, 2005	(240)	(1,319)	-	(1,559)

Balance at June 30, 2005[1]	$13,873	$14,547	$2,819	$31,239

1	Amounts represent par values and as such exclude basis adjustments, unamortized premium/discount, and foreign currency transaction adjustment.

During the three months ended June 30, 2005, the Company issued the equivalent of approximately U.S. $1,325 million fixed and floating rate notes under the EMTN program. These notes were issued in U.S. dollars, euros, British pounds sterling, Japanese yen and Mexican pesos, had terms to maturity ranging from approximately two years to approximately five years, and had interest rates at the time of issuance ranging from 0.55% to 9.75%. Concurrent with the issuance of non-U.S. dollar denominated notes, the Company entered into cross currency interest rate swap agreements to convert these notes to U.S. dollar denominated payments.

All unsecured term debt was issued with original maturities ranging from greater than one year to approximately thirty years. The remaining maturities of unsecured term debt outstanding at June 30, 2005 ranged from less than one year to approximately thirty years.

The Company maintains a $15,021 million shelf registration with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets, under which approximately $6,311 million was available for issuance at July 31, 2005. Under the Company’s EMTN program, which provides for the issuance of debt securities in the international capital markets, the maximum aggregate principal amount authorized to be outstanding at any time is $20,000 million or the equivalent in other currencies, of which approximately $5,831 million was available for issuance at July 31, 2005. The U.S. dollar and EMTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, the Company may issue bonds in the international capital markets that are not issued under its U.S. dollar or EMTN programs.

Securitization

The Company’s securitization program represents an additional source of liquidity, as the Company currently owns over $30,608 million in potentially securitizable retail finance receivables. The Company currently maintains a shelf registration with the SEC relating to the issuance of securities secured by retail finance receivables. The Company did not execute any securitization transactions during the three months ended June 30, 2005. As of July 31, 2005, approximately $6,169 million remained available for issuance under the registration statement. Refer to the “Off-Balance Sheet Arrangements” section in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 for further discussion about the Company’s securitization program.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, the Company maintains syndicated bank credit facilities with certain banks.

The following table summarizes the Company’s credit facilities:

	TMCC		TCPR		Total

	June 30, 2005	March 31, 2005	June 30, 2005	March 31, 2005	June 30, 2005	March 31, 2005

	(Dollars in millions)
364-day syndicated bank credit facilities - committed	$2,767	$2,767	$133	$ 133	$2,900	$2,900
5-year syndicated bank credit facility - committed	3,933	3,933	267	267	4,200	4,200
Letters of credit facilities - uncommitted	55	55	-	-	55	55

Total credit facilities	$6,755	$6,755	$400	$400	$7,155	$7,155

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at June 30 and March 31, 2005. No amounts were drawn on the committed facilities as of June 30 and March 31, 2005.

The syndicated bank credit facilities do not contain any material adverse change clauses or restrictive financial covenants that would limit the ability of the Company or TCPR to borrow under their respective facilities.

Credit Ratings

As of July 31, 2005, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

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

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

A detailed description of the Company’s securitization funding program is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. TMCC receives an annual fee of $102,000 for guaranteeing such payments. The nature, business purpose, and amounts of these guarantees are described in Note 8 – Commitments and Contingent Liabilities of the Notes to Consolidated Financial Statements. Other than the fee discussed above, there are no corresponding expenses or cash flows arising from the Company’s guarantees, nor are any amounts recorded as liabilities on the Company’s Consolidated Balance Sheet.

Lending Commitments

A detailed description of the Company’s lending commitments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. While the majority of these credit facilities and financing arrangements are secured, approximately 21% of the Company’s lending commitments at June 30, 2005 were unsecured. In addition to these lending commitments, the Company has also extended $6,607 million and $6,219 million of wholesale financing lines not considered to be contractual commitments at June 30 and March 31, 205, respectively of which $3,914 and $3,954 were outstanding at June 30 and March 31, 2005, respectively.

Indemnification

Refer to Note 8 – Commitments and Contingent Liabilities of the Notes to Consolidated Financial Statements for a detailed description of agreements containing indemnification provisions. The Company has not made any material payments in the past as a result of these provisions, and as of June 30, 2005, the Company does not believe it is probable that it will be required to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of June 30, 2005.

Receivable Repurchase Obligations

Refer to Note 8 – Commitments and Contingent Liabilities of the Notes to Consolidated Financial Statements for a detailed description of the Company’s receivable repurchase obligations. No receivables were repurchased under these provisions during the three months ended June 30, 2005 and 2004. The Company does not believe it is probable that it will be required to make any material payments in the future and, as such, no amounts have been recorded under these obligations as of June 30, 2005.

Advancing Requirements

Refer to Note 8 – Commitments and Contingent Liabilities of the Notes to Consolidated Financial Statements for a detailed description of the Company’s advancing requirements. Advances outstanding at June 30, 2005 and March 31, 2005 totaled $3 million and $5 million, respectively.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following:

•	changes in demand for Toyota and Lexus products
•	changes in economic conditions
•	a decline in the market acceptability of leasing or retail financing
•	the effect of competitive pricing on interest margins
•	changes in vehicle and component pricing due to the appreciation of the Japanese yen against the U.S. dollar
•	the effect of governmental actions
•	changes in tax laws or the Company’s tax position
•	the effect of competitive pressures on the used car market and residual values and the continuation of the other factors causing changes in vehicle returns and net losses incurred at lease termination
•	the continuation of, and if continued, the level and type of subvention programs offered by TMS
•	the ability of the Company to successfully access the U.S. and international capital markets
•	the effect of any NRSRO actions
•	increases in market interest rates or other changes in costs associated with the Company’s debt funding
•	implementation of new technology systems or failure to successfully implement the Company’s disaster recovery program
•	the effectiveness of the Company’s internal control or financial systems, or a failure of internal control resulting in a loss
•	the effectiveness of the Company’s internal control over financial reporting resulting in an error in the Company’s financial statements or disclosures
•	continuation of factors causing changes in delinquencies and credit losses
•	changes in the fiscal policy of any government agency which increases sovereign risk
•	monetary policies exercised by the European Central Bank and other monetary authorities
•

effect of any military action by or against the U.S., as well as any future terrorist attacks, including any resulting effect on general economic conditions, consumer confidence and general market liquidity

•

with respect to the effect of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company’s evaluation of the possible liability from existing litigation

•

with respect to financial reporting disclosure matters, the discovery of facts not presently known to the Company or management that may be discovered in connection with its ongoing review of internal control over financial reporting

•	inability of a party to the Company’s syndicated credit facilities or credit support agreements to perform when required
•	losses resulting from default by any vehicle or industrial equipment dealers to which the Company has a significant credit exposure

•	default by any counterparty to a derivative contract
•	performance under any guaranty or comfort letter issued or commitment entered into by the Company
•	changes in legislation and new regulatory requirements

The risks included here are not exhaustive. Refer to the “Item 1. Business – Risk Factors” section of the Company’s Annual Report on Form 10-K for further discussion regarding the Company’s exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor to assess the impact such risk factors might have on the Company’s business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. The Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

NEW ACCOUNTING STANDARDS

Refer to Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company is exposed to various types of market risks as a result of its normal business activities. Market risk is the sensitivity of the Company’s income, market value, and capital to fluctuations in market variables such as foreign exchange rates, interest rates, and market prices.

The Company manages its exposure to certain market risks, in part through the use of derivative instruments. Refer to the “Results of Operations – Use of Derivative Instruments” section of the MD&A for further discussion of the Company’s use of derivatives instruments. The Company is not a derivatives dealer and does not enter into derivatives transactions for trading purposes.

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

The VaR model used by the Company presents the potential loss in fair value for the Company’s portfolio from adverse changes in interest rates for a 30-day holding period within a 95% confidence interval using Monte Carlo simulation techniques. The VaR methodology is applied to the Company’s derivative financial instruments, financial instruments, and lease contracts. The methodology uses historical interest rate data to assess the potential future losses from changes in market interest rates while holding other market risks constant. The model assumes that prepayments do not depend on the level of interest rates. All options in the debt and derivatives portfolio are included in the VaR calculation, with the exception of call options on debt instruments which are offset by the use of interest rate swaps with call options mirroring those in the underlying debt. These matched positions are not included in the VaR calculation as the resulting net exposure is not material.

The VaR of the Company’s portfolio as of and for the three months ended June 30 and the year ended March 31, 2005 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:

	As of June 30, 2005	Average for the Three Months Ended June 30, 2005

Mean portfolio value	$8,791 million	$9,115 million
VaR	$120 million	$109 million
Percentage of the mean portfolio value	1.37%	1.20%
Confidence level	95.0%	95.0%

	As of March 31, 2005	Average for the Year Ended March 31, 2005

Mean portfolio value	$9,139 million	$8,587 million
VaR	$118 million	$82 million
Percentage of the mean portfolio value	1.29%	0.95%
Confidence level	95.0%	95.0%

The Company’s calculated VaR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of the Company’s portfolio of financial instruments during the year. The decrease in the mean portfolio value from March 31 to June 30, 2005 is primarily the result of interest-bearing liabilities increasing more than interest-earning assets. The slight increase in VaR as a percentage of the mean portfolio value is due to the decrease in the mean portfolio value.

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

A summary of the unrealized gains and losses on equity investments included in the Company’s other comprehensive income assuming a 10% and 20% adverse change in market prices is presented below:

	June 30, 2005	March 31, 2005

	(Dollars in millions)

Carrying value	$254	$250
Fair market value	$310	$306
Unrealized gain, net of tax	$35	$35
Estimated 10% adverse change, net of tax	$16	$16
Estimated 20% adverse change, net of tax	($4)	($3)

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

Foreign Exchange Rate Risk

The Company issues debt in a variety of currencies, including, but not limited to, U.S. dollars, euros, British pounds sterling, Swiss francs, Japanese yen and Mexican pesos. As a matter of policy, currency exposure related to foreign currency debt is hedged at issuance through the execution of cross currency interest rate swaps or a combination of interest rate swaps coupled with currency basis swaps. Therefore, the Company believes that the market risk exposure to changes in currency exchange rates on its debt issuances is not material.

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

COUNTERPARTY CREDIT RISK

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at June 30, 2005, reduced by the effects of master netting agreements and collateral. At June 30, 2005, substantially all of the Company’s derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of “A” or better by NRSROs. The Company has not experienced a counterparty default and does not currently anticipate non-performance by any of its counterparties, and as such has no reserves related to non-performance as of June 30, 2005. In addition, many of the Company’s International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of the net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	June 30, 2005	March 31, 2005

Credit Rating	(Dollars in millions)
AAA	$314	$493
AA	766	887
A	96	78

Total net counterparty credit exposure	$1,176	$1,458

The Company enters into reciprocal collateral arrangements with certain counterparties to mitigate its exposure to the credit risk associated with the respective counterparty. A valuation of the Company’s position with the respective counterparty is performed at least once a month. If the market value of the Company’s net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of the counterparty’s net derivatives position with the Company exceeds a specified threshold, the Company is required to transfer cash collateral in excess of the threshold to the counterparty. The Company’s ISDA Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet. At June 30, 2005, the Company held a net $662 million in collateral from counterparties, which is included in cash and cash equivalents in the Consolidated Balance Sheet. The Company is not required to hold the collateral in a segregated account.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month periods ended June 30, 2005 and 2004, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 15, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period of this quarterly report, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures in place as of the end of the most recent fiscal quarter covered by this quarterly report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to the existence of material weaknesses related to the application and accounting for Statement of Financial Accounting Standards No.133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“FAS 52”). In light of the material weaknesses further described below, the Company performed additional procedures to provide additional assurance that its consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

During the quarters ended September 30, 2004 and December 31, 2004, the Company identified certain material weaknesses related to the application and accounting for FAS 133 and FAS 52. These material weaknesses contributed to a restatement of certain of the Company’s historical financial results during the quarter ended September 30, 2004 and a cumulative adjustment to the Company’s financial results during the quarter ended December 31, 2004. These material weaknesses were discussed in detail in the Company’s prior SEC reports. During the quarter ended March 31, 2005, the Company made several changes to internal control over financial reporting as described below to address these material weaknesses.

•

Application of FAS 133 and FAS 52: Upon identifying the material weakness relating to the application of FAS 133 and FAS 52 to its derivatives and hedging activities, the Company launched a comprehensive review of its accounting policies for its debt and related derivatives and made the necessary changes to those policies. Additionally, the Company hired a manager dedicated to the development, documentation, and proper application of the Company’s accounting policies (the “Accounting Policies Manager”), who joined the Company in the first quarter of fiscal 2006. The Accounting Policies Manager, having expertise in the application of FAS 133 and FAS 52, is assisting in the proper accounting for transactions in the Company’s derivatives portfolio. Management believes that existing policies and procedures combined with heightened management oversight and review and its current technology systems are sufficient to accurately account for current transactions. Management observed the controls functioning as designed during the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 but believes that further evaluation time is necessary to ensure the controls are operating effectively and that the material weakness has been remediated.

•

Policies and Procedures Supporting the Accounting for, and Reporting and Monitoring of, Derivatives and Hedging Activities: In conjunction with the changes made to the Company’s policies for FAS 133 and to address the material weakness in its policies and procedures supporting the accounting for, and reporting and monitoring of, derivative and hedging activities, the Company reevaluated its processes and procedures for forecasting derivative and hedging results and the uses of such forecasts as a control. Additionally, the Company reevaluated its supervisory and review controls as they relate to financial reporting of derivatives and hedging activities. The Company developed a set of analytical tools to enhance the closing process and help ensure accuracy of such financial results. Management observed the controls functioning as designed during the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 but believes that further evaluation time is necessary to ensure the controls are operating effectively and that the material weakness has been remediated.

•

Underlying Technology Systems Used to Support FAS 133 Accounting: The implementation of the processes and controls described above also enhanced management’s review of the information generated by the underlying technology systems used to support FAS 133 accounting for derivatives and hedging activities. Management believes that the enhancements above will remediate the material weakness that existed related to the underlying technology used to support FAS 133 accounting. Management observed the controls functioning as designed during the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 but believes that further evaluation time is necessary to ensure the controls are operating effectively and that the material weakness has been remediated.

The information systems in this area rely heavily upon manual rather than automated system processes and controls. As a result, management believes that opportunities for stronger and more efficient controls exist. Accordingly, the Company intends to upgrade its technology systems to replace manual processes with automated system processes and controls. The Company has launched an initiative to identify a new treasury accounting system to support the accounting for its debt and automate the accounting for its derivatives portfolio. Management anticipates identifying the new technology system to enhance controls by October 15, 2005 and implementing the new system by August 2006.

Preparation for Compliance with Section 404 of the Sarbanes Oxley Act of 2002

The Company is currently in the process of reviewing and formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002. Changes have been and will be made to the Company’s internal controls over financial reporting as a result of these efforts. Other than the changes discussed above, there was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis, and will take further action as appropriate.

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

Fair Lending Class Actions

An alleged class action in the U.S. District Court – Central District of California, Baltimore v. Toyota Motor Credit Corporation filed in November 2000 claims that the Company’s pricing practices discriminate against African-Americans and Hispanics. Two additional cases pending in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit Corporation) filed in the Superior Court of California Alameda County in April 2003 and in the Superior Court of the State of California in August 2003, respectively, contain similar allegations claiming discrimination against minorities. The cases have been brought by various individuals. Injunctive relief is being sought in all three cases and the cases also include a claim for actual damages in an unspecified amount. The parties have conducted a series of mediation sessions and have reached agreement on the principal terms of a settlement. However, continued settlement discussions are ongoing and a final resolution is subject to execution of a settlement agreement. The Company believes it has strong defenses to these claims.

In addition to the forgoing, an alleged class action in the U.S. District Court – Eastern District of Wisconsin, Harris et. al. v. Toyota Motor Credit Corporation filed in June 2005 contains allegations identical to those set forth in Baltimore v. TMCC and the plaintiffs seek similar relief. The Wisconsin case is limited to a purported class of consumers whose contracts originated in the State of Wisconsin. There are also non-class action cases making similar claims in other jurisdictions. The Company believes that it has strong defenses to these claims.

New Jersey Consumer Fraud Action

An action in the New Jersey Superior Court, Jorge v. Toyota Motor Insurance Services (“TMIS”), filed in November 2002 claims that the TMIS Gold Plan Vehicle Service Agreement (“VSA”) is unconscionable on its face and violates the New Jersey Consumer Fraud Act. In September 2004, the case was certified as a class action consisting of all New Jersey consumers who purchased a TMIS Gold Plan VSA. The plaintiffs are seeking injunctive relief as well as actual damages and treble damages in an unspecified amount. In May 2005, the New Jersey Supreme Court issued a ruling granting TMIS' motion for leave to appeal the trial court's denial of TMIS' motion for summary judgment. The case has been remanded to the Appellate Division for reconsideration on the merits. The Company believes it has strong defenses to these claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

The Company believes that it has filed all reports on Form 8-K required to be filed during the first quarter of the year covered by this Form 10-Q. The Company is filing an Amended Summary of Salary and Bonus for the named Executive Officers as an exhibit to this Form 10-Q to include updated information on increases in base salaries and bonuses awarded to certain of the named executive officers. The Company does not believe that these transactions constitute a material amendment to the existing employment arrangements of the named executive officers requiring the filing of a Current Report on Form 8-K; however, the Company has elected to include the exhibit as part of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

See Exhibit Index on page 50.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION

(Registrant)

Date:	August 15, 2005	By	/S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	August 15, 2005	By	/S/ JOHN F. STILLO

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

4.1

TMCC has outstanding certain long-term debt as set forth in Note 6 - Debt of the Notes to Consolidated Financial Statements. Not filed herein as an exhibit, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934, is any instrument which defines the rights of holders of such long-term debt, where the total amount of securities authorized thereunder does not exceed 10% of the total assets of TMCC and its subsidiaries on a consolidated basis. TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request.

(1)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Registration Statement on Form S-1, File No. 33-22440.

(2)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-K for the year ended September 30, 1989, Commission File No. 1-9961.

(3)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-Q for the quarter ended December 31, 2000, Commission File No. 1-9961.

Exhibit Number	Description	Method of Filing

10.1	Amended Summary of Salary and Bonus for Named Executive Officers *	Filed Herewith

10.2	Fiscal Year 2006 Form of Option Agreement for the Grant of Options to Acquire the Common Stock of Toyota Motor Corporation *	(4)

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed Herewith

15.1	Report of Independent Accountants	Filed Herewith

15.2	Letter regarding unaudited interim financial information	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

(4)	Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Amended Current Report on Form 8-K/A dated August 5, 2005, Commission File No. 1-9961.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.