Form 10-Q
period 2005-09-30
TOYOTA MOTOR CREDIT CORP
filed 2005-11-14
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

As of October 31, 2005, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

INDEX

PART I.........................................................................................................................................................3

ITEM 1.	Financial Statements.....................................................................................................3

ITEM 2.	Management’s Discussion and Analysis....................................................................19
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk...................................44

Review of Independent Registered Public Accounting Firm.......................................................47

ITEM 4.	Controls and Procedures...........................................................................................47

PART II........................................................................................................................50

ITEM 1.	Legal Proceedings............................................................................................................50
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.........................................51
ITEM 3.	Defaults Upon Senior Securities.....................................................................................51
ITEM 4.	Submission of Matters to a Vote of Security Holders...................................................51
ITEM 5.	Other Information...........................................................................................................51
ITEM 6.	Exhibits...........................................................................................................................51

Signatures.....................................................................................................................................52

Exhibit Index................................................................................................................................53

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	September 30,	March 31,
	2005	2005

	(Unaudited)
ASSETS

Cash and cash equivalents	$1,113	$799
Investments in marketable securities	989	927
Finance receivables, net	39,856	37,608
Investments in operating leases, net	11,268	9,341
Other assets	1,564	2,001

Total assets	$54,790	$50,676

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$45,489	$41,757
Deferred income taxes	2,326	2,585
Other liabilities	2,438	2,090

Total liabilities	50,253	46,432

Commitments and contingencies (See Note 8)

Shareholder's equity:
Capital stock, $l0,000 par value (100,000 shares authorized; issued and outstanding 91,500)	915	915
Accumulated other comprehensive income	53	46
Retained earnings	3,569	3,283

Total shareholder's equity	4,537	4,244

Total liabilities and shareholder's equity	$54,790	$50,676

See Accompanying Notes to Consolidated Financial Statements

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Financing revenues:
Operating lease	$663	$523	$1,273	$1,034
Direct finance lease	33	43	74	94
Retail financing	472	372	906	720
Dealer financing	91	62	183	118

Total financing revenues	1,259	1,000	2,436	1,966

Depreciation on operating leases	499	391	949	780
Interest expense	301	200	652	316

Net financing revenues	459	409	835	870

Insurance premiums earned and contract revenues	72	63	141	122
Investment and other income	28	38	61	67

Net financing revenues and other revenues	559	510	1,037	1,059

Provision for credit losses	96	50	134	96
Expenses:
Operating and administrative	172	155	338	304
Insurance losses and loss adjustment expenses	31	25	59	53

Total provision for credit losses and expenses	299	230	531	453

Income before provision for income taxes	260	280	506	606
Provision for income taxes	102	109	198	237

Net income	$158	$171	$308	$369

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

(Dollars in Millions)

(Unaudited)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE AT MARCH 31, 2004	$915	$2,604	$44	$3,563

Net income for the six months ended September 30, 2004	-	369	-	369
Change in net unrealized gain on available-for-sale marketable securities (net of tax)	-	-	(7)	(7)

Total comprehensive income	-	369	(7)	362

Distribution of net assets to TFSA	-	(23)	6	(17)
Advance to TFSA under credit agreement		(22)	-	(22)

BALANCE AT SEPTEMBER 30, 2004	$915	$2,928	$43	$3,886

BALANCE AT MARCH 31, 2005	$915	$3,283	$46	$4,244

Net income for the six months ended September 30, 2005	-	308	-	308
Change in net unrealized gain on available-for-sale marketable securities (net of tax)	-	-	7	7

Total comprehensive income	-	308	7	315

Advance to TFSA under credit agreement	-	(22)	-	(22)

BALANCE AT SEPTEMBER 30, 2005	$915	$3,569	$53	$4,537

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended
	September 30,

	2005	2004

Cash flows from operating activities:
Net income	$308	$369
Adjustments to reconcile net income to net cash provided by operating activities:
Net result from non-hedge accounting	(80)	(19)
Depreciation and amortization	952	912
Recognition of deferred income	(169)	(143)
Provision for credit losses	134	96
Decrease in other assets	150	105
(Decrease) increase in amounts held under reciprocal collateral arrangements	(440)	346
(Decrease) increase in deferred income taxes	(263)	194
Increase in accrued interest expense	114	37
Increase (decrease) in other liabilities	248	(54)

Net cash provided by operating activities	954	1,843

Cash flows from investing activities:
Purchase of investments in marketable securities	(833)	(384)
Disposition of investments in marketable securities	737	400
Acquisition of finance receivables	(10,455)	(9,591)
Collection of finance receivables	6,768	5,579
Acquisition of direct finance leases	(74)	(50)
Collection of direct finance leases	558	995
Net change in wholesale receivables	868	422
Acquisition of investments in operating leases	(4,007)	(2,168)
Disposals of investments in operating leases	1,205	1,045

Net cash used in investing activities	(5,233)	(3,752)

Cash flows from financing activities:
Proceeds from issuance of debt	6,386	4,232
Payments on debt	(2,932)	(2,763)
Net change in commercial paper	1,161	920
Distribution of net assets to TFSA	-	(14)
Advance to TFSA under credit agreement	(22)	(22)

Net cash provided by financing activities	4,593	2,353

Net increase in cash and cash equivalents	314	444

Cash and cash equivalents at the beginning of the period	799	818

Cash and cash equivalents at the end of the period	$1,113	$1,262

Supplemental disclosures:
Interest paid	$601	$361
Income taxes paid	$538	$21
Non-cash investing and financing activities in connection with the distribution of net assets to TFSA:
Decrease in assets	$-	$133
Decrease in liabilities	$-	$130
See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data

The accompanying information pertaining to the three and six months ended September 30, 2005 and 2004 is unaudited and has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of those expected for any other interim period or for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

New Accounting Standards

In June 2005, the Emerging Issues Task Force (“EITF”) ratified its consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 addresses the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease. EITF 05-6 is effective for periods beginning after June 29, 2005. The implementation of EITF 05-6 did not have a material impact on the Company’s consolidated financial statements.

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions". The proposed interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The proposed interpretation requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either the reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. The proposed interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The targeted effective date of the proposed interpretation is as of the end of the first fiscal year ending after December 15, 2005. The Company is assessing the impact of adopting the new pronouncement in its proposed form and is currently unable to estimate its impact, if any, on the Company's consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data (Continued)

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss, includes accounting considerations subsequent to the recognition of an other-than-temporary impairment, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The effective date of the FSP is for periods beginning after December 31, 2005. The implementation of the FSP is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 – Finance Receivables, Net

Finance receivables, net consisted of the following:

	September 30,	March 31,
	2005	2005

	(Dollars in millions)

Retail receivables	$32,607	$29,018
Direct finance leases	1,639	2,208
Dealer financing	6,143	6,975

	40,389	38,201
Deferred origination costs	619	555
Unearned income	(653)	(706)
Allowance for credit losses	(499)	(442)

Finance receivables, net	$39,856	$37,608

Note 3 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following:

	September 30,	March 31,
	2005	2005

	(Dollars in millions)

Vehicles	$13,659	$11,510
Equipment and other	742	734

	14,401	12,244
Deferred origination fees	(35)	(23)
Deferred income	(208)	(99)
Accumulated depreciation	(2,853)	(2,720)
Allowance for credit losses	(37)	(61)

Investments in operating leases, net	$11,268	$9,341

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Allowance for Credit Losses

The following table provides information related to the Company’s allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in millions)

Allowance for credit losses at beginning of period	$503	$512	$503	$520
Provision for credit losses	96	50	134	96
Charge-offs, net of recoveries [1]	(63)	(54)	(101)	(104)
Distribution of net assets to TFSA	-	-	-	(4)

Allowance for credit losses at end of period	$536	$508	$536	$508

1	Net of recoveries of $19 million and $17 million for the three months ended September 30, 2005 and 2004, respectively, and
$39 million and $35 million for the six months ended September 30, 2005 and 2004, respectively.

The aggregate balances of finance receivables 60 or more days past due totaled $222 million and $115 million at September 30 and March 31, 2005, respectively. Substantially all retail and direct finance lease receivables do not involve recourse to the dealer in the event of customer default. The aggregate balances of investments in operating leases of 60 or more days past due totaled $28 million and $17 million at September 30 and March 31, 2005, respectively.

Note 5 – Interest Expense, Derivatives and Hedging Activities

The following table summarizes the components of interest expense:

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)

Interest expense on debt	$422	$278	$815	$533
Amortization of basis adjustments on debt	(33)	(48)	(69)	(98)
Net interest realized on hedge accounting derivatives	(8)	(61)	(34)	(117)
Amortization of debt issue costs	11	11	22	22
Ineffectiveness related to hedge accounting derivatives	3	(1)	(2)	(5)

Interest expense excluding non-hedge accounting result	395	179	732	335
Net result from non-hedge accounting	(94)	21	(80)	(19)

Total interest expense	$301	$ 200	$652	$316

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Interest Expense, Derivatives and Hedging Activities (Continued)

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense.

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)
	(Gain) Loss

Currency basis swaps unrealized loss (gain)	$14	$12	$102	($13)
Foreign currency transaction (gain) loss	(16)	(13)	(104)	13
Net interest realized on non-hedge accounting derivatives	(58)	1	(107)	(14)
Unrealized (gain) loss on non-hedge accounting derivatives:
Interest rate swaps	(34)	16	25	(2)
Interest rate caps	-	5	3	(2)
Other	-	-	1	(1)

Net result from non-hedge accounting	($94)	$21	($80)	($19)

The following table summarizes the Company’s derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

	September 30,	March 31,
	2005	2005

	(Dollars in millions)

Derivative assets	$1,692	$2,440
Collateral held [1]	542	982

Derivative assets, net of collateral	$1,150	$1,458

Derivative liabilities	$55	$23

1

Represents cash received under reciprocal collateral arrangements that the Company has entered into with certain derivative counterparties as described in Note 8 – Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

	September 30,	March 31,	Weighted Average Contractual Interest Rates

			September 30,	March 31,
	2005	2005	2005	2005

	(Dollars in millions)

Commercial paper	$11,583	$10,397	3.71%	2.77%
Notes and loans payable	32,823	29,379	3.81%	3.71%
Carrying value adjustment [1]	1,083	1,981

Debt	$45,489	$41,757	3.78%	3.47%

1

Represents the effects of foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

Included in debt are unsecured notes denominated in various foreign currencies valued at $11,346 million and $11,182 million at September 30 and March 31, 2005, respectively. Concurrent with the issuance of these unsecured notes, the Company entered into cross currency interest rate swap agreements or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount to convert non-U.S. dollar denominated notes to U.S. dollar denominated payments.

The Company’s notes and loans payable and carrying value adjustment at September 30, 2005 include $8,337 million in variable rate debt with indexed contractual interest rates ranging from 2.08% to 4.67% and $25,569 million in fixed rate debt with contractual interest rates ranging from 0.55% to 9.75%.

Included in debt is commercial paper with an average remaining maturity of thirty-eight days at September 30, 2005. Notes and loans payable mature on various dates through fiscal 2036.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Liquidity Facilities and Letters of Credit

The following table summarizes TMCC’s and its subsidiary, Toyota Credit de Puerto Rico Corp.’s (“TCPR”) credit facilities:

	TMCC		TCPR		Total

	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
	2005	2005	2005	2005	2005	2005

	(Dollars in millions)
364-day syndicated bank credit facilities – committed	$2,767	$2,767	$133	$133	$2,900	$2,900
5-year syndicated bank credit facility – committed	3,933	3,933	267	267	4,200	4,200
Letters of credit facilities – uncommitted	55	55	-	-	55	55

Total credit facilities	$6,755	$6,755	$400	$400	$7,155	$7,155

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at September 30 and March 31, 2005. No amounts were drawn on the committed facilities at September 30, and March 31, 2005.

Note 8 – Commitments and Contingencies

Commitments and Guarantees

TMCC has entered into certain commitments and guarantees described below. The maximum commitment amounts under these commitments and guarantees are summarized in the table below:

	Maximum Commitment Amount

	September 30, 2005	March 31, 2005

	(Dollars in millions)
Commitments:
Credit facilities with vehicle and industrial equipment dealers [1]	$3,718	$3,928
Credit facilities with affiliates	210	190
Facilities lease commitments [2]	110	117

Total commitments	4,038	4,235

Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	148	148
Revolving liquidity notes related to securitizations	25	40

Total commitments and guarantees	$4,211	$4,423

1

Excludes $6,768 million and $6,219 million of wholesale financing lines not considered to be contractual commitments at September 30 and March 31, 2005, respectively, of which $3,187 and $3,954 were outstanding at September 30 and March 31, 2005, respectively.

2	Includes $79 million and $82 million in facilities lease commitments with affiliates at September 30 and March 31, 2005, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies (Continued)

Commitments

As of September 30, 2005 there have been no material changes to TMCC’s commitments as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, except as described below.

Of the total credit facilities available to vehicle and industrial equipment dealers, $2,265 million and $2,511 million were outstanding at September 30 and March 31, 2005, respectively. Amounts outstanding under the revolving line of credit with Toyota de Puerto Rico Corp. (“TDPR”), a subsidiary of Toyota Motor Sales, U.S.A. Inc., at September 30 and March 31, 2005 were $47 million and $10 million, respectively. As of September 30 and March 31, 2005, $82 million and $60 million, respectively, was drawn by TFSA under the reciprocal credit agreement.

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

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid. TMCC receives an annual fee of $102,000 for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30 and March 31, 2005. The fair value of these guarantees as of September 30 and March 31, 2005 was approximately $1 million. Because these are affiliate guarantees, TMCC is not required to recognize a liability for the fair value of the guarantees.

In certain securitization structures, revolving liquidity notes (“RLNs”) are used in lieu of deposits to a cash reserve fund. The securitization trust may draw upon the RLNs to cover any shortfall in interest and principal payments to investors. The Company funds any draws, and the terms of the RLNs obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under the RLNs are subordinated to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into a reserve account. If collections are insufficient to repay amounts outstanding under a RLN, the Company will recognize a loss for the outstanding amounts. The Company must fund the entire amount available under the RLNs into a reserve account if the Company’s short term unsecured debt rating is downgraded below P-1 by Moody’s Investors Service, Inc. or A-1 by Standard & Poor’s Ratings Group, a division of the McGraw-Hill Companies, Inc. No amounts were outstanding under the RLNs as of September 30 and March 31, 2005. The RLNs had no material fair value as of September 30 and March 31, 2005. The Company has not recognized a liability for the RLNs because it does not expect to be required to fund any amounts under the RLNs.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties, or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of September 30, 2005, the Company does not believe it is probable that it will be required to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of September 30, 2005.

Receivable Repurchase Obligations

The Company sells discrete pools of retail finance receivables to wholly owned consolidated bankruptcy remote special purpose entities (“SPEs”). TMCC makes certain representations and warranties to the SPEs, and the SPEs make corresponding representations and warranties to the securitization trusts, relating to receivables sold in securitization transactions. TMCC and the SPEs may be required to repurchase any receivable in the event of a breach of a representation and warranty that would materially and adversely affect the interest of the SPEs, or any securitization trust, as applicable. In addition, TMCC, as the servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer that would materially and adversely affect the interest of any securitization trust, or if extensions or modifications to a receivable are made, and TMCC, as the servicer, elects not to make advances to cover any resulting reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable and accrued interest thereon. No receivables were repurchased under these provisions during the six months ended September 30, 2005 and 2004. The Company does not believe that it is probable that it will be required to make any material payments in the future and, as such, no amounts have been recorded under these obligations as of September 30 and March 31, 2005.

Advancing Requirements

As a servicer of receivables sold through securitizations, TMCC is required to advance delinquent amounts contractually owed by an obligor to the applicable securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for any outstanding advances from collections on all receivables before making other required payments. Advances outstanding at September 30 and March 31, 2005 totaled $1 million and $5 million, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions

As of September 30, 2005, there have been no material changes to the related party agreements or relationships as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, except as described below. The tables below summarize amounts included in the Company’s Consolidated Balance Sheet and Statement of Income for the periods presented under various related party agreements or relationships:

	September 30,	March 31,
	2005	2005

	(Dollars in millions)
Assets:
Subvention receivable from affiliates	$68	$45
Finance receivables with affiliates	$47	$10
Notes receivable under home loan program	$7	$7
Intercompany receivables	$9	$5
Deferred subvention income
Finance receivables	($272)	($241)
Operating leases	($207)	($97)

Liabilities:
Intercompany payables	$145	$87

Shareholder’s Equity:
Reduction of retained earnings for advance to TFSA under credit agreement	$22	$60
Reduction of retained earnings for distribution of net assets to TFSA	-	$23

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in millions)
Revenues:
Manufacturers’ subvention support and other revenues	$77	$59	$142	$113
Affiliate insurance premiums and commissions revenues	$19	$14	$37	$29

Expenses:
Shared services charges and other amounts	$19	$16	$36	$36
Employee benefits expense	$15	$13	$31	$27
Credit support fees incurred	$8	$4	$14	$9

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions (Continued)

TMCC and TMS are parties to a Corporate Guaranty by TMS of certain dealer financing extended by TMCC to a dealer engaged in the business of mobility conversion.

In the first quarter of fiscal 2006, the semi-annual fee the Company is required to pay to Toyota Financial Services Corporation under the credit support agreement discussed in Note 15 – Related Party Transactions in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 increased from 0.05% to 0.06% per annum of the weighted average outstanding amounts entitled to credit support of the Company’s securities.

In the first quarter of fiscal 2006, the Master Services Agreement between TMCC and Toyota Financial Services Bank ("TFSB") discussed in Note 15 – Related Party Transactions in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 was amended and restated to include a number of additional services to be provided to TFSB by TMCC and certain limited services to be provided to TMCC by TFSB.

Effective as of July 2005, the agreement for the revolving line of credit from TCPR to TDPR discussed in Note 14 – Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 was amended and revised to increase the maximum commitment amount to $110 million.

Note 10 – Segment Information

Financial results for the Company’s operating segments are summarized below:

	September 30,	March 31,
	2005	2005

	(Dollars in millions)
Assets:
Finance operations	$52,663	$48,717
Insurance operations	1,257	1,100
Other	870	859

Total assets	$54,790	$50,676

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Segment Information (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in millions)
Gross revenues:
Finance operations	$1,227	$971	$2,371	$1,914
Insurance operations	82	81	167	146
Other	50	49	100	95

Total gross revenues	$1,359	$1,101	$2,638	$2,155

Net income:
Finance operations	$139	$144	$267	$326
Insurance operations	14	22	31	33
Other	5	5	10	10

Net income	$158	$171	$308	$369

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

Operating Summary

The Company reported net income of $158 million and $308 million during the three and six months ended September 30, 2005, respectively, compared with net income of $171 million and $369 million during the same periods in the prior year. The decreases in net income were due to a number of factors, including higher interest expense, depreciation on operating leases, and provision for credit losses, partially offset by higher financing revenues primarily resulting from increased volume. The Company increased its volume of new contracts acquired primarily from Toyota and Lexus vehicle dealers from 270,000 and 516,000 contracts during the three and six months ended September 30, 2004 to 321,000 and 619,000 contracts during the three and six months ended September 30, 2005, respectively. The Company’s consumer retail and lease finance market share of new Toyota and Lexus vehicles, excluding fleet sales and sales of an independent distributor, increased from 46.3% and 45.2% for the three and six months ended September 30, 2004 to 48.6% and 47.6% for the three and six months ended September 30, 2005, respectively, primarily due to higher lease volume in line with the Company’s continued emphasis on leasing. Earning assets increased $4,175 million, or 9% and $8,323 million, or 19% compared to March 31, 2005 and September 30, 2004, respectively, primarily due to new vehicle contract volume exceeding liquidations.

The increase in interest expense of $101 million, or 51% and $336 million, or 106% for the three and six months ended September 30, 2005 when compared to the same periods in the prior year was primarily due to higher outstanding debt balances as well as increased market interest rates, partially offset by the net result from non-hedge accounting.

Depreciation on operating leases for the three and six months ended September 30, 2005 increased $108 million, or 28% and $169 million, or 22% when compared to the same periods in the prior year due to an increase in the average number of operating lease vehicles outstanding, partially offset by a decrease in adjustments to depreciation expense recorded to bring contractual residual values in line with projected end of term market values.

Provision for credit losses for the three and six months ended September 30, 2005 increased $46 million, or 92% and $38 million, or 40% when compared to the same periods in the prior year primarily due to probable losses of $32 million resulting from the impact of Hurricanes Katrina and Rita discussed below and, to a lesser extent, the broader range of credit quality within the retail and dealer financing portfolios and the growth in earning assets, partially offset by improvements in the credit quality of the operating lease portfolio. Aggregate balances 60 or more days past due as a percentage of gross earning assets increased from 0.28% at March 31, 2005 to 0.48% at September 30, 2005, primarily due to seasonal variations and higher risk associated with an increase in longer term contracts and broader range of credit quality.

Total financing revenues for the three and six months ended September 30, 2005 increased $259 million or 26%, and $470 million, or 24%, when compared to the same periods in the prior year due to the continued growth in earning assets and an increase in the finance receivables portfolio yield. The increase in the portfolio yield resulted primarily from the increase in dealer financing yield, as a majority of the dealer financing portfolio bears interest at variable rates which re-price with changes in market rates, partially offset by the continuing liquidation of older, higher yielding retail earning assets.

Overall, the Company increased its capital position by $293 million from March 31, 2005 bringing total equity to $4,537 million at September 30, 2005. The Company’s debt-to-equity position increased from 9.84 at March 31, 2005 to 10.03 at September 30, 2005.

The Company’s business is exposed to the risk of catastrophes, including natural events, such as hurricanes, tornados, earthquakes and fires, and other events, such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable.

The recent natural disasters caused by Hurricanes Katrina and Rita in August and September 2005 will likely affect consumer spending in the vicinity of the disasters and could affect consumer spending in the U.S. as a whole. Hurricanes Katrina and Rita have also contributed to elevated fuel and energy prices. The length of time these prices will remain at elevated levels and the ultimate impact on consumer spending are uncertain.

During the second quarter of fiscal 2006, additional provision for credit losses of $32 million was recorded to cover probable credit losses due to Hurricanes Katrina and Rita. The additional provision was established based upon management’s current estimate of probable loss. This estimate is based on projected rates of delinquency, repossession, and charge-off emerging from the impacted areas. The Company continues to assess the impact of Hurricanes Katrina and Rita on its operations. However, management expects that the impact of the hurricanes will not have a material adverse effect on the Company’s financial condition or earning assets.

The terms of the Company’s retail financing and lease programs require customers to maintain physical damage insurance covering loss or damage to the vehicle in an amount not less than the full value of the vehicle. However, TMCC currently does not monitor ongoing insurance compliance in those states affected by Hurricanes Katrina and Rita. TMCC monitors ongoing insurance compliance on leased vehicles only in states which imposed vicarious liability on lessors of leased vehicles.

The Company has offered 90-day payment extensions in the impacted areas for retail and lease customers. Customers who have elected the 90-day payment extension will continue to accrue interest on their accounts. The 90-day payment extension is not expected to have a material impact on financing revenues or cash flows.

Business Outlook

The following is a summary of the Company’s business outlook for the remainder of fiscal 2006 and should be read in conjunction with the related discussions in the “Financial Condition” and “Results of Operations” sections of this MD&A.

Contract Volume Outlook

In light of recent economic trends indicating improvements in the vehicle lease market, including the strength of the used vehicle market and rising market interest rates, and in line with industry trends, the Company has continued to emphasize lease contract volume. The Company expects lease contract volume to continue to move in line with Toyota and Lexus vehicle sales and the availability of subvention, and its lease market share to remain relatively consistent with the first half of fiscal 2006. Competitive pricing pressure, along with the Company’s focus on leasing, adversely affected the Company’s retail market share of TMS sales during fiscal 2005 and through the first half of fiscal 2006, and this trend is expected to continue during the remainder of fiscal 2006. The Company expects retail contract volume to continue to move in line with Toyota and Lexus vehicle sales.

Residual Value Risk Outlook

After several years of declining used vehicle prices resulting primarily from the increased industry-wide use of incentives on new vehicles and a slowdown of the U.S. economy, the used vehicle market strengthened during fiscal 2005 and has stabilized through the first half of fiscal 2006. Management expects the number of leased vehicles returned at maturity to continue to decline through the remainder of fiscal 2006. Some uncertainty around the used vehicle market remains, particularly in light of the continued use of incentives by domestic automobile manufacturers (including the prominence of employee discount pricing programs during the first quarter of fiscal 2006) and the variability in fuel prices, both of which could have an adverse effect on the used car market. The strengthened used vehicle market, along with the continued refinements to the Company’s process for projecting market values and return rates, has resulted in carrying values at lease-end more closely approximating actual end of term values. Additionally, management expects the increased focus on leasing volume to result in higher depreciation on operating leases through the remainder of fiscal 2006, as well as an increase in the volume of scheduled maturities in the years following fiscal 2006. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding changes in the Company’s emphasis on leasing.

Credit Risk Outlook

Although the Company’s net charge-offs as a percentage of average gross earning assets through September 30, 2005 have trended favorably in line with current favorable economic trends, Hurricanes Katrina and Rita are expected to result in an increase in net charge-offs through the first half of fiscal 2007. Net charge-offs resulting from Hurricanes Katrina and Rita are expected to peak during the second half of fiscal 2006, and decline during the first half of fiscal 2007. In addition, the Company’s recent contract volume reflects growth in longer term retail contracts, as well as growth in retail receivables with a broader range of credit quality, and this pattern is expected to continue in the second half of fiscal 2006. These factors increase the level of credit risk assumed by the Company. As a result of the above factors, management anticipates an increase in delinquencies and net charge-offs as a percentage of the earning assets portfolio for the remainder of fiscal 2006 and first half of fiscal 2007.

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

FINANCIAL CONDITION

Net Earning Assets

The composition of the Company’s net earning assets is summarized below:

	September 30,	March 31,	September 30,	% Change

	2005	2005	2004	September 30, 2005 to March 31, 2005	September 30, 2005 to September 30, 2004

Net Earning Assets [1]	(Dollars in millions)
Finance receivables, net

Retail finance receivables, net	$32,330	$28,771	$25,976	12%	24%
Direct finance leases, net	1,438	1,917	2,675	(25%)	(46%)
Dealer financing, net	6,088	6,920	6,131	(12%)	(1%)

Total finance receivables, net	39,856	37,608	34,782	6%	15%
Investments in operating leases, net	11,268	9,341	8,019	21%	41%

Net earning assets	$51,124	$46,949	$42,801	9%	19%

Dealer Financing (Number of dealers receiving vehicle wholesale financing)
Toyota and Lexus dealers [2]	697	685	660
Vehicle dealers outside of the Toyota/Lexus dealer network	373	374	381

Total number of dealers receiving vehicle wholesale financing	1,070	1,059	1,041

Dealer inventory financed (units)	125,000	165,000	140,000

1	Certain prior period amounts have been reclassified to conform to current year presentation.
2	Includes wholesale and other loan arrangements in which the Company participates as part of a syndicate of lenders.

The increase in net earning assets at September 30, 2005 when compared to March 31, 2005 and September 30, 2004 was primarily driven by the continued growth in retail finance receivables and investments in operating leases, partially offset by a reduction in direct finance leases and dealer financing. As discussed in the “Overview – Operating Summary” section of this MD&A, management expects that the impact of Hurricanes Katrina and Rita will not have a material adverse effect on the Company’s earning assets.

Retail finance receivables at September 30, 2005 increased when compared to March 31, 2005 and September 30, 2004 as the volume of new vehicles financed exceeded existing portfolio liquidations. This growth was generated in large part by higher Toyota and Lexus vehicle sales levels, which increased 10% and 11% in the three months and six months ended September 30, 2005, respectively, when compared to the same periods in the prior year, continued availability of TMS subvention, and incremental volume resulting from the Company’s emphasis on developing dealer relationships. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding the Company’s retail finance programs.

Dealer financing at September 30, 2005 decreased when compared to March 31, 2005 as a result of seasonal fluctuations in the amount of dealer inventory financed, partially offset by continued growth in the number of vehicle dealers receiving wholesale financing.

The increase in total lease earning assets, comprised of operating leases and direct finance leases, at September 30, 2005 compared to March 31, 2005 and September 30, 2004 resulted primarily from the Company’s continued emphasis on lease volume. The increase in operating leases was partially offset by a decrease in direct finance leases due to the classification of new vehicle leases as operating leases. Refer to the “Results of Operations – Net Earning Assets” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 for further discussion of the changes in lease classifications. The level of direct finance leases will continue to decline as the direct finance lease portfolio liquidates. Management expects total lease earning assets to continue increasing in the future due to the Company’s continued emphasis on leasing. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding the Company’s emphasis on leasing.

Contract Volume

The composition of the Company’s contract volume and market share is summarized below:

	Three Months Ended			Six Months Ended
	September 30,		% Change	September 30,		% Change

	2005	2004		2005	2004

Contract Volume:
Total vehicle retail contract volume	261,000	238,000	10%	496,000	453,000	9%
Total vehicle lease contract volume	60,000	32,000	88%	123,000	63,000	95%

Total contract volume	321,000	270,000	19%	619,000	516,000	20%

TMS subvened contract volume (included in the above table):
Vehicle retail contracts	76,000	93,000	(18%)	188,000	175,000	7%
Vehicle leases	39,000	13,000	200%	81,000	21,000	286%

Total	115,000	106,000	8%	269,000	196,000	37%

% Contract volume subvened [1]:
Vehicle retail	29%	39%		38%	39%
Vehicle lease	65%	41%		66%	33%

Market share [2]:
Vehicle retail contracts	36.6%	39.2%		35.1%	38.0%
Vehicle leases	12.0%	7.1%		12.5%	7.2%

Total	48.6%	46.3%		47.6%	45.2%

1	Represents subvened new and used contract volume as a percentage of total contract volume for vehicle retail contracts and vehicle lease contracts.
2	Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by TMCC, excluding fleet sales and sales of a private Toyota distributor.

Total contract volume increased during the three and six months ended September 30, 2005 when compared with the same periods in the prior year due to the combined effects of higher Toyota and Lexus vehicle sales, continued availability of TMS subvention, and incremental volume resulting from the Company’s emphasis on developing dealer relationships. The Company’s overall market share of TMS sales increased due to higher lease volume.

Vehicle lease contract volume and market share both increased due to higher Toyota and Lexus vehicle sales and higher lease subvention contract volume, in line with the Company’s continued emphasis on leasing. In light of recent economic trends indicating improvements in the vehicle lease market, including the strength of the used vehicle market and rising market interest rates, and in line with industry trends, the Company has continued to emphasize lease contract volume. The Company expects lease contract volume to continue to move in line with Toyota and Lexus vehicle sales and the availability of subvention. The Company expects the lease market share to remain relatively consistent with the first half of fiscal 2006.

Vehicle retail contract volume increased due to higher Toyota and Lexus vehicle sales, while vehicle retail market share decreased due to competitive pricing pressure and the increased availability of lease subvention programs. Competitive pricing pressure, along with the Company’s focus on leasing, adversely affected the Company’s retail market share of TMS sales during fiscal 2005 and through the first half of fiscal 2006, and this trend is expected to continue during the remainder of fiscal 2006. The Company expects retail contract volume to continue to move in line with Toyota and Lexus vehicle sales.

RESULTS OF OPERATIONS

Total Financing Revenues

	Three Months Ended			Six Months Ended
	September 30,		% Change	September 30,		% Change

	2005	2004		2005	2004

	(Dollars in millions)
Financing revenues:
Operating lease [1]	$663	$523	27%	$1,273	$1,034	23%
Direct finance lease	33	43	(23%)	74	94	(21%)
Retail financing	472	372	27%	906	720	26%
Dealer financing	91	62	47%	183	118	55%

Total financing revenues	$1,259	$1,000	26%	$2,436	$1,966	24%

Finance receivables portfolio yield [2]	5.98%	5.53%		5.90%	5.47%

1

Gross of depreciation on operating leases of $499 million and $391 million for the three months ended September 30, 2005 and 2004, respectively, and $949 million and $780 million for the six months ended September 30, 2005 and 2004, respectively.

2

Represents the combined yield on direct finance leases, retail finance receivables, and dealer financing. Excludes return on assets on investments in operating leases, net. Annualized using three and six month results.

Total financing revenues for the three and six months ended September 30, 2005 increased when compared with the same periods in the prior year due to increases in operating lease, retail financing, and dealer financing revenues, partially offset by a decline in direct finance lease revenue.

The increase in operating lease revenue was primarily attributable to the Company’s emphasis on leasing volume. Additionally, operating lease revenue increased and direct finance lease revenue decreased as a result of the classification of new vehicle leases as operating leases as described in the “Financial Condition” section of this MD&A. Operating lease revenues were also affected by the decline in corresponding contract rates due to the liquidation of older lease earning assets with higher contract rates. In recent fiscal years these older lease earning assets have been replaced by lease earning assets with lower contract rates.

Retail financing revenues increased primarily as a result of the continued growth in vehicle retail finance receivables.

Dealer financing revenues increased primarily due to an increase in the yield on dealer financing. The yield on dealer financing increased because a majority of the dealer financing portfolio bears interest at variable rates which re-price with changes in market rates.

The increase in the overall finance receivables portfolio yield for the three and six months ended September 30, 2005 compared to the same periods in the prior year resulted primarily from the increases in dealer financing yield. The increase in the overall finance receivables portfolio yield for the six months ended September 30, 2005 was partially offset by the liquidation of older, higher yielding retail earning assets.

The Company has offered 90-day payment extensions for retail and lease customers in the areas affected by Hurricanes Katrina and Rita. These payment extensions are not expected to have a material effect on total financing revenues.

Residual Value Risk

Depreciation on Operating Leases

The following table provides information related to the Company’s depreciation on operating leases:

	Three Months Ended			Six Months Ended
	September 30,		% Change	September 30,		% Change

	2005	2004		2005	2004

Depreciation on operating leases (in millions)	$499	$391	28%	$949	$780	22%
Average number of operating lease vehicles outstanding	407,000	311,000	31%	391,000	309,000	27%
	September 30,		% Change

	2005	2004

Average capitalized cost per vehicle	$32,804	$32,332	1%
(Less) Average contractual depreciable basis per vehicle	15,467	15,282	1%

Average contractual residual value per vehicle	$17,337	$17,050	2%

Average contractual depreciable basis percentage	47%	47%

Depreciation expense on operating leases for the three and six months ended September 30, 2005 increased when compared with the same periods in the prior year due to an increase in the average number of operating lease vehicles outstanding, partially offset by a decrease in adjustments to depreciation expense recorded to bring contractual residual values in line with projected end of term market values. The recent strength of the used vehicle market and the enhancements made by the Company to refine its process for projecting end of term market values and return rates were both key drivers in reducing the level of adjustments made to depreciation expense. The strength of the used vehicle market was evidenced by the improvement in the Manheim Used Vehicle Value Index, a statistical index based on historical auction sales data, which increased from approximately 106.3 (as a percentage of January 1995 used car prices) at September 2004 to approximately 110.9 at September 2005. In prior periods, the Company recorded larger adjustments to depreciation expense in response to rapid declines in forecasted end of term values.

Outlook

After several years of declining used vehicle prices resulting primarily from the increased industry-wide use of incentives on new vehicles and a slowdown of the U.S. economy, the used vehicle market strengthened during fiscal 2005 and has stabilized through the first half of fiscal 2006. Management expects the number of leased vehicles returned at maturity to continue to decline through the remainder of fiscal 2006. Some uncertainty around the used vehicle market remains, particularly in light of the continued use of incentives by domestic automobile manufacturers (including the prominence of employee discount pricing programs during the first quarter of fiscal 2006) and the variability in fuel prices, both of which could have an adverse effect on the used car market. The strengthened used vehicle market, along with the continued refinements to the Company’s process for projecting market values and return rates, has resulted in carrying values at lease-end more closely approximating actual end of term values. Additionally, management expects the increased focus on leasing volume to result in higher depreciation on operating leases through the remainder of fiscal 2006, as well as an increase in the volume of scheduled maturities in the years following fiscal 2006. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding changes in the Company’s emphasis on leasing.

Credit Risk

Allowance for Credit Losses and Credit Loss Experience

The following tables provide information related to the Company’s allowance for credit losses and credit loss experience:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in millions)

Allowance for credit losses at beginning of period	$503	$512	$503	$520
Provision for credit losses	96	50	134	96
Charge-offs, net of recoveries (“net charge-offs”) [1]	(63)	(54)	(101)	(104)
Distribution of net assets to TFSA	-	-	-	(4)

Allowance for credit losses at end of period	$536	$508	$536	$508

1	Net of recoveries of $19 million and $17 million for the three months ended September 30, 2005 and 2004, respectively, and
$39 million and $35 million for the six months ended September 30, 2005 and 2004, respectively.

	September 30,	March 31,	September 30,
	2005	2005	2004

	(Dollars in millions)
Aggregate balances 60 or more days past due
Finance receivables	$222	$115	$159
Operating leases	28	17	29

Total	$250	$132	$188

Aggregate balances 60 or more days past due as a percentage of gross earning assets
Finance receivables	0.55%	0.30%	0.45%
Operating leases	0.25%	0.19%	0.36%
Total	0.48%	0.28%	0.43%

Allowance for credit losses as a percentage of gross earning assets
Finance receivables	1.24%	1.16%	1.20%
Operating leases	0.32%	0.65%	1.08%
Total	1.04%	1.06%	1.17%

Net charge-offs as a percentage of average gross earning assets [1]
Finance receivables	0.49%	0.63%	0.57%
Operating leases	0.11%	0.27%	0.24%
Total	0.41%	0.56%	0.51%
1	Net charge-off ratios have been annualized using six-month results.

The Company experienced reductions in net charge-offs as a percentage of average gross earning assets resulting from decreases in the total number of contracts that defaulted (“frequency of occurrence”) partially offset by the increases in the average amount of loss per occurrence (“loss severity”). The improvement in the frequency of occurrence resulted, in large part, from favorable economic conditions, as evidenced by improvements in the unemployment rate, lower industry delinquency and charge-off rates, and the strong used vehicle market. Refer to the “Results of Operations – Residual Value Risk” section within this MD&A for further discussion of the recent strengthening of the used vehicle market. The increase in loss severity was primarily due to an increase in longer term contracts, which carry a higher loss severity.

The increase in 60-day delinquencies on the overall portfolio from March 2005 to September 2005 was primarily due to seasonal fluctuations and higher risk associated with an increase in longer term contracts and broader range of credit quality.

The overall allowance for credit losses increased from March 31 to September 30, 2005 primarily to account for the probable losses from Hurricanes Katrina and Rita discussed in the “Overview – Operating Summary” section within this MD&A. The increase in the overall allowance was also, to a lesser extent, due to the broader range of credit quality within the retail and dealer financing portfolios and the growth in earning assets, partially offset by improvements in the credit quality of the operating lease portfolio. The additional provision for probable losses due to Hurricanes Katrina and Rita was established based upon management’s current estimate of probable loss. This estimate is based on projected rates of delinquency, repossession, and charge-off emerging from the impacted areas.

With respect to the operating lease portfolio, management expects the levels of delinquencies and credit losses to remain favorable as a significant portion of the outstanding portfolio has resulted from an increased level of subvention programs. Subvened leases typically exhibit stronger credit quality characteristics when compared to those of non-subvened leases as TMS subvention programs typically involve higher quality credit customers. Accordingly, management reduced the allowance for credit losses related to the operating lease portfolio.

Outlook

Although the Company’s net charge-offs as a percentage of average gross earning assets through September 30, 2005 have trended favorably in line with current favorable economic trends, Hurricanes Katrina and Rita are expected to result in an increase in net charge-offs through the first half of fiscal 2007. Net charge-offs resulting from Hurricanes Katrina and Rita are expected to peak during the second half of fiscal 2006, and decline during the first half of fiscal 2007. In addition, the Company’s recent contract volume reflects growth in longer term retail contracts, as well as growth in retail receivables with a broader range of credit quality, and this pattern is expected to continue in the second half of fiscal 2006. These factors increase the level of credit risk assumed by the Company. As a result of the above factors, management anticipates an increase in delinquencies and net charge-offs as a percentage of the earning assets portfolio for the remainder of fiscal 2006 and first half of fiscal 2007.

Selected Insurance Operations Results

The discussion of the Company’s overall results of operations within this MD&A includes the general results of operations of the insurance segment. Certain revenues and expenses specific to the Company’s insurance operations are discussed below.

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change

	2005	2004		2005	2004

	(Dollars in millions)

Contract revenues and earned premiums	$47	$41	15%	$92	$79	16%
Commissions and fees	25	22	14%	49	43	14%

Insurance premiums earned and contract revenues[1]	$72	$63	14%	$141	$122	16%

Insurance losses and loss adjustment expenses	$31	$25	24%	$59	$53	11%

Agreement volume (units)	342,000	294,000	16%	664,000	568,000	17%
Agreements in force (units)	3,707,000	3,234,000	15%	3,707,000	3,234,000	15%

1	Certain prior period amounts have been reclassified to conform to the current period presentation.

Contract revenues and earned premiums for the three and six months ended September 30, 2005 increased when compared with the same periods in the prior year primarily due to increased contract volume and agreements in force and prior year contract rate increases. Commissions and fees increased primarily due to the increases in agreement volume.

Insurance losses and loss adjustment expenses for the three and six months ended September 30, 2005 increased when compared with the same periods in the prior year primarily due to an increase in the number of agreements in force and in the average loss per claim (“claim severity”), partially offset by a decrease in the percentage of risk based contracts in force incurring a loss (“loss frequency”). Claim severity increased by 24% and 27% for the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2005, respectively. Average monthly loss frequency decreased from 0.74% to 0.59% and 0.74% to 0.58% for the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2005, respectively.

Use of Derivative Instruments

Business Use of Derivative Instruments

The Company’s assets consist primarily of U.S. dollar denominated fixed rate receivables. The Company’s liabilities consist primarily of fixed and floating rate debt which is issued in the global capital markets. In order to maintain a conservative liquidity profile, the life of the Company’s debt is typically longer than the life of the Company’s assets. Upon the issuance of fixed rate debt, the Company generally elects to enter into pay floating interest rate swaps. The interest rate risk arising from the mismatch in the re-pricing of assets relative to liabilities is managed via pay fixed swaps and purchased interest rate caps which are executed on a portfolio basis. The currency exposure related to non-U.S. dollar denominated debt is economically hedged at issuance, using cross currency interest rate swaps, currency basis swaps, or a combination of interest rate swaps coupled with currency basis swaps to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments.

The Company’s use of derivatives is limited to the management of interest rate and foreign exchange risks. The Company is not a derivatives dealer and does not actively trade in and out of derivative positions for speculative purposes.

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

The Company categorizes derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”). The Company designates at inception whether the derivative is considered a hedge accounting derivative or a non-hedge accounting derivative. That designation may change based on management’s intentions and changing circumstances. Hedge accounting derivatives are comprised of pay-float interest rate swaps and cross currency interest rate swaps. Non-hedge accounting derivatives are comprised of pay-fixed interest rate swaps, de-designated pay-float interest rate swaps, pay-float interest rate swaps for which hedge accounting has not been elected, interest rate caps, and currency basis swaps. De-designation of hedge accounting derivatives is further discussed below.

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

When the shortcut method is not applied, any ineffective portion of the derivative that is designated as a fair value hedge is recognized as a component of interest expense in the Consolidated Statement of Income. If the Company elects not to designate a derivative instrument in a hedging relationship, or the relationship does not qualify for hedge accounting treatment, the full change in the fair value of the derivative instrument is recognized as a component of interest expense in the Consolidated Statement of Income with no offsetting adjustment for the economically hedged item.

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

The Company’s goal is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities. The Company uses non-hedge accounting derivatives, specifically pay-fixed interest rate swaps and interest rate caps, to manage this exposure. The use of these non-hedge accounting derivatives to mitigate interest rate risk has historically resulted in significant volatility in the net result from non-hedge accounting. This volatility arises from the accounting treatment of these non-hedge accounting derivatives, which requires that changes in their fair value be reflected in the Consolidated Statement of Income. The Company addresses this volatility by de-designating certain pay-float interest rate swaps, (previously treated as hedge accounting derivatives) that have offsetting economic characteristics to the non-hedge accounting derivatives or by electing not to designate certain pay-float interest rate swaps in a hedging transaction. The Company employs analytical measures such as duration and Value at Risk to identify whether to de-designate a hedge accounting derivative or to not elect hedge accounting.

De-designating hedge accounting derivatives or not electing hedge accounting typically reduces volatility in the net result from non-hedge accounting because the combined changes in the fair value of these derivatives with those of other non-hedge accounting derivatives result in a natural offset in the Statement of Consolidated Income. The hedged item associated with the derivative previously treated as a hedge accounting derivative ceases to be adjusted for changes in fair value upon de-designation. To the extent the Company can more closely match the accounting treatment to the underlying economics of the derivatives portfolio by de-designating or by not electing hedge accounting, the transaction is identified and treated as a non-hedge accounting derivative and volatility is typically reduced. There may be interest rate scenarios where volatility may increase as a result of discontinuing hedge accounting. However, the Company considers the likelihood of such scenarios occurring to be remote.

Management’s expectation is that the combination of the changes in fair values of de-designated derivatives with those of non-hedge accounting derivatives will continue to reduce volatility on a quarterly basis. Management does not engage in de-designation with a view as to the favorable or unfavorable impact on the results of operations. De-designation has resulted in lower losses in the net result from non-hedge accounting in certain quarters and in lower gains in the net result from non-hedge accounting in other quarters. These decreases represent reductions in volatility in the net result from non-hedge accounting. The impact of de-designation on the results of operations was a reduction in the volatility in net result from non-hedge accounting of approximately $46 million for the quarter ended June 30, 2005 and approximately $22 million for the quarter ended September 30, 2005, and approximately $179 for the quarter ended June 30, 2004 million and $78 million for the quarter ended September 30, 2004. Management evaluates the reduction of volatility on a quarterly basis only, and does not aggregate or net these quarterly reductions for the six month period.

Derivative Assets and Liabilities

The following table summarizes the Company’s derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

	September 30,	March 31,
	2005	2005

	(Dollars in millions)

Derivative assets	$1,692	$2,440
Collateral held [1]	542	982

Derivative assets, net of collateral	$1,150	$1,458

Derivative liabilities	$55	$23

1

Represents cash received under reciprocal collateral arrangements that the Company has entered into with certain derivative counterparties as described in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

The following table summarizes the composition of the Company’s derivatives portfolio:

	Notionals:			Fair value of :

	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities

	(Dollars in millions)
September 30, 2005
Pay-float swaps [1]	$12,869	$13,964	$26,833	$1,470	($263)
Pay-fixed swaps	-	39,021	39,021	422	(1)
Interest rate caps	-	550	550	9	-
Counterparty netting	-	-	-	(209)	209

Total	$12,869	$53,535	$66,404	$1,692	($55)

March 31, 2005
Pay-float swaps [1]	$11,532	$14,859	$26,391	$2,205	($173)
Pay-fixed swaps	-	30,611	30,611	383	(10)
Interest rate caps	-	800	800	12	-
Counterparty netting	-	-	-	(160)	160

Total	$11,532	$46,270	$57,802	$2,440	($23)

1	Includes cross-currency interest rate swaps and currency basis swaps.

Interest Expense

The following table summarizes the components of interest expense:

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

	(Dollars in millions)

Interest expense on debt	$422	$278	$815	$533
Amortization of basis adjustments on debt	(33)	(48)	(69)	(98)
Net interest realized on hedge accounting derivatives	(8)	(61)	(34)	(117)
Amortization of debt issue costs	11	11	22	22
Ineffectiveness related to hedge accounting derivatives	3	(1)	(2)	(5)

Interest expense excluding non-hedge accounting results	395	179	732	335
Net result from non-hedge accounting	(94)	21	(80)	(19)

Total interest expense	$301	$ 200	$652	$316

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper. The increase for the three and six months ended September 30, 2005 when compared with the same periods in the prior year was due primarily to increases in market interest rates on unsecured debt and commercial paper issuances, as well as higher outstanding debt balances.

The amortization of basis adjustments on debt is primarily due to the recognition of amortization related to the fair value adjustments on debt for terminated fair value hedging relationships. As discussed in the “Use of Derivative Instruments” section within this MD&A, the de-designation of the hedge accounting derivatives resulted in the termination of fair value hedging relationships. As a consequence of these terminations, the fair value adjustments to the hedged items continue to be reported as part of the basis of the debt and are amortized to interest expense over the life of the debt. The decrease in amortization for the three and six months ended September 30, 2005 as compared to the prior year periods was due to maturities during fiscal 2005 of debt associated with previously terminated fair value hedging relationships.

Net interest realized on hedge accounting derivatives represents net interest on pay-float swaps for which hedge accounting has been elected. The decrease for the three and six months ended September 30, 2005 when compared with the same periods in the prior year was primarily due to the rise in short-term interest rates, primarily three-month LIBOR.

The following table summarizes the components of the Company’s net result from non-hedge accounting, which is included in interest expense:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

	(Dollars in millions)
	(Gain) Loss

Currency basis swaps unrealized loss (gain)	$14	$12	$102	($13)
Foreign currency transaction (gain) loss	(16)	(13)	(104)	13
Net interest realized on non-hedge accounting derivatives	(58)	1	(107)	(14)
Unrealized (gain) loss on non-hedge accounting derivatives:
Interest rate swaps	(34)	16	25	(2)
Interest rate caps	-	5	3	(2)
Other	-	-	1	(1)

Net result from non-hedge accounting	($94)	$21	($80)	($19)

Currency basis swaps are used in combination with interest rate swaps to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments. The Company has elected hedge accounting for the interest rate swaps and debt but has elected not to apply hedge accounting for the currency basis swaps. The loss in the fair value of the currency basis swaps for the three and six months ended September 30, 2005 compared to prior periods was primarily due to the strengthening of the U.S. dollar against certain other currencies during the three and six months ended September 30, 2005.

The foreign currency transaction gains or losses relate to foreign currency denominated debt where hedge accounting has been applied only for interest rate risk. The gains recognized for the three and six months ended September 30, 2005 compared to prior periods were primarily due to the strengthening of the U.S. dollar against certain other currencies during the three and six months ended September 30, 2005. These foreign currency transaction gains or losses offset the unrealized gains or losses on the currency basis swaps discussed above.

Net interest realized on non-hedge accounting derivatives represents net interest on pay-fixed swaps and non-hedge accounting pay-float swaps. For the three and six months ended September 30, 2005, the favorable change in net interest on non-hedge accounting derivatives when compared to the same periods in the prior year was primarily due to the impact of the rise in short term interest rates, primarily three-month LIBOR, resulting in higher interest payments received on pay-fixed swaps, partially offset by higher interest payments made on pay-float swaps.

The unrealized gain on non-hedge accounting derivatives for the three months ended September 30, 2005 was primarily due to the impact of the rise in the two- and three-year swap rates on pay-fixed swaps. This unrealized gain was partially offset by unrealized losses on pay-float swaps resulting from the rise in the two- and three-year swap rates. The unrealized loss on non-hedge accounting derivatives for the six months ended September 30, 2005 was primarily due to the passage of time on the Company’s pay-fixed swaps with less than one year to maturity and the impact of the rise in the two- and three-year swap rates on pay-float swaps. This unrealized loss was partially offset by unrealized gains on pay-fixed swaps that mature beyond one year resulting from the rise in the two- and three-year swap rates.

Refer to the “Use of Derivative Instruments” section within this MD&A for further discussion of the Company’s use of derivatives.

Investment and Other Income

The following table summarizes the Company’s investment and other income:

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change

	2005	2004		2005	2004

	(Dollars in millions)

Income from retained interests	$5	$12	(58%)	$12	$29	(59%)
Servicing fee income	3	7	(57%)	7	15	(53%)

Investment income from securitizations	8	19	(58%)	19	44	(57%)

Investment income from marketable securities	8	6	33%	16	12	33%
Realized (losses)/gains on marketable securities	(1)	8	-	1	5	(80%)
Other income	13	5	160%	25	6	317%

Investment and other income	$28	$38	(26%)	$61	$67	(9%)

Investment and other income for the three months ended September 30, 2005 decreased primarily due to losses realized on marketable securities compared to gains realized in the same period in the prior year, and lower investment income from securitizations, partially offset by higher other income. Investment and other income for the six months ended September 30, 2005 decreased primarily due to lower investment income from securitizations, partially offset by higher other income.

Investment income from securitizations for the three and six months ended September 30, 2005 decreased when compared with the same periods in the prior year due to a reduction in the average outstanding balance of securitization pools as a result of the amortization of the related receivables. The outstanding balance of securitized retail finance receivables serviced by the Company decreased from $1,956 million at March 31, 2005 to $1,028 million at September 30, 2005.

The Company realized losses on marketable securities for the three months ended September 30, 2005 compared to gains in the same period in the prior year primarily due to rising interest rates resulting in net realized losses on debt investments. Realized losses include impairment losses of $1 million for the six months ended September 30, 2005 and $1 million and $2 million for the three and six months ended September 30, 2004, respectively. At September 30, 2005, there were no marketable securities in the Company’s available for sale portfolio with unrealized losses that have been in an unrealized loss position for more than a year.

The increase in other income for the three and six months ended September 30, 2005 when compared to the same periods in the prior year is primarily due to an increase in interest income on cash held in excess of the Company’s immediate funding needs and to a lesser extent other income from the August 2005 sale of previously charged-off vehicle retail and lease contracts. The increase in excess cash interest income is due to both higher average balances outstanding and higher yield.

Operating and Administrative Expenses

	Three Months Ended			Six Months Ended
	September 30		% Change	September 30		% Change

	2005	2004		2005	2004

	(Dollars in millions)

Employee expenses	$76	$69	10%	$150	$136	10%
Operating expenses	81	77	5%	157	150	5%
Insurance dealer incentive expenses	15	9	67%	31	18	72%

Total operating and administrative expenses	$172	$155	11%	$338	$304	11%

The increase in operating and administrative expenses for the three and six months ended September 30, 2005 when compared to the same periods in the prior year was primarily due to an increase in employee expenses incurred to support overall business growth, insurance dealer incentive expenses, and expenses related to new technology development. The Company expects operating and administrative expenses to continue to increase as a result of expenses incurred under its technology initiative and general business growth; however, expenses as a percentage of average earning assets are expected to be consistent with fiscal 2005. Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC. Refer to Note 9 – Related Party Transactions of the Notes to Consolidated Financial Statements for further details.

As described in the “Results of Operations – Operating and Administrative Expenses” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, during fiscal 2004 the Company launched a multi-year initiative to replace its major legacy transaction systems. The Company completed the replacement of its insurance claims processing module and wholesale transaction system during fiscal 2005. Additional enhancements to these systems are expected to continue in the current fiscal year.

The replacement of the Company’s contract acquisition technology system, its retail and lease transaction systems and its commercial finance transaction system, and the execution of the Company’s data center migration to a new facility are ongoing. The Company has dedicated key resources to the management and execution of these technology projects and expects to incur significant costs related to its technology initiative over the next several fiscal years. Notwithstanding the current level of resources and expenditures the Company has dedicated and plans to dedicate to this initiative, systems implementations of this magnitude typically require additional resource allocations to ensure successful transition and completion. The Company believes it has properly aligned its resources internally and is in a strategic position to address such issues. However, the replacement of major legacy transaction systems and the migration of the Company’s data center could increase the Company’s exposure to risk of loss through disruption of normal operating processes and procedures.

The increase in insurance dealer incentive expenses was primarily due to an increase in the number of enrolled dealers, higher sales volume and agreements in force, improved dealer underwriting performance, and the continued growth of the vehicle services agreement program. Refer to the “Results of Operations – Selected Insurance Results” section within this MD&A for further discussion regarding the Company’s insurance results.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the outstanding components of the Company’s funding sources.

	September 30,	March 31,
	2005	2005

	(Dollars in millions)
Commercial paper	$11,583	$10,397
Unsecured term debt [1]	33,906	31,360

Total debt	45,489	41,757
Off-balance sheet securitization	987	1,867

Total funding	$46,476	$43,624

1

Includes carrying value adjustments of $1,083 million at September 30, 2005 and $1,981 million at March 31, 2005. The carrying value adjustment represents the effects of foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships, as described in Note 6 – Debt of the Notes to Consolidated Financial Statements.

The Company does not rely on any one source of funding and may choose to realign its funding activities depending upon market conditions, relative costs, and other factors. The Company believes that its funding sources, combined with operating and investing activities, will provide sufficient liquidity to meet future funding and business growth requirements.

For liquidity purposes, the Company holds cash in excess of its immediate funding needs. These excess funds are invested in short-term highly liquid and investment grade money market instruments. The Company maintained excess funds ranging from $638 million to $1,751 million during the three months ended September 30, 2005, with an average balance of $1,218 million.

Commercial Paper

Commercial paper outstanding under the Company’s commercial paper programs ranged from approximately $11,244 million to $12,903 million during the three months ended September 30, 2005, with an average outstanding balance of $12,131 million. The Company’s commercial paper programs are supported by the liquidity facilities discussed later in this section. As an issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”) and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), the Company believes it has ample capacity to meet its short-term requirements.

Unsecured Term Debt

The following table summarizes the components of the Company’s unsecured term debt at par value:

	U.S. dollar medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Total unsecured term debt

	(Dollars in millions)

Balance at March 31, 2005[1]	$11,973	$14,541	$2,819	$29,333
Issuances during the six months ended September 30, 2005	4,316	1,713	393	6,422
Payments during the six months ended September 30, 2005	(1,422)	(1,510)	-	(2,932)

Balance at September 30, 2005[1]	$14,867	$14,744	$3,212	$32,823

1

Amounts represent par values and as such exclude basis adjustments, unamortized premium/discount, foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships. Par values of non-U.S. dollar denominated notes are determined using foreign exchange rates applicable as of the issuance dates.

During the six months ended September 30, 2005, the Company issued the equivalent of approximately U.S. $1,713 million fixed and floating rate notes under the EMTN program. These notes were issued in U.S. dollars, euros, British pounds sterling, Japanese yen, Australian dollars and Mexican pesos, had terms to maturity ranging from approximately two years to approximately ten years, and had interest rates at the time of issuance ranging from 0.55% to 9.75%. Concurrent with the issuance of non-U.S. dollar denominated notes, the Company entered into cross currency interest rate swap agreements to convert these notes to U.S. dollar denominated payments.

All unsecured term debt was issued with original maturities ranging from greater than one year to approximately thirty years. The remaining maturities of unsecured term debt outstanding at September 30, 2005 ranged from less than one year to approximately thirty years.

The Company maintains a $15,021 million shelf registration with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets, under which approximately $3,666 million was available for issuance at October 31, 2005. Under the Company’s EMTN program, which provides for the issuance of debt securities in the international capital markets, the maximum aggregate principal amount authorized to be outstanding at any time is $20,000 million or the equivalent in other currencies, of which approximately $5,966 million was available for issuance at October 31, 2005. The U.S. dollar and EMTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, the Company may issue bonds in the international capital markets that are not issued under its U.S. dollar or EMTN programs.

Securitization

The Company’s securitization program represents an additional source of liquidity, as the Company currently owns approximately $32,330 million in potentially securitizable retail finance receivables. The Company currently maintains a shelf registration with the SEC relating to the issuance of securities secured by retail finance receivables. The Company did not execute any securitization transactions during the six months ended September 30, 2005. As of October 31, 2005, approximately $6,169 million remained available for issuance under the registration statement. Refer to the “Off-Balance Sheet Arrangements” section in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 for further discussion about the Company’s securitization program.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, the Company maintains syndicated bank credit facilities with certain banks.

The following table summarizes the Company’s credit facilities:

	TMCC		TCPR		Total

	September 30, 2005	March 31, 2005	September 30, 2005	March 31, 2005	September 30, 2005	March 31, 2005

	(Dollars in millions)
364-day syndicated bank credit facilities - committed	$2,767	$2,767	$133	$133	$2,900	$2,900
5-year syndicated bank credit facility - committed	3,933	3,933	267	267	4,200	4,200
Letters of credit facilities - uncommitted	55	55	-	-	55	55

Total credit facilities	$6,755	$6,755	$400	$400	$7,155	$7,155

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at September 30 and March 31, 2005. No amounts were drawn on the committed facilities as of September 30 and March 31, 2005.

The syndicated bank credit facilities do not contain any material adverse change clauses or restrictive financial covenants that would limit the ability of the Company or TCPR to borrow under their respective facilities.

Credit Ratings

As of October 31, 2005, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

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

Lending Commitments

A detailed description of the Company’s lending commitments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. While the majority of these credit facilities and financing arrangements are secured, approximately 17% of the Company’s lending commitments at September 30, 2005 were unsecured. In addition to these lending commitments, the Company has also extended $6,768 million and $6,219 million of wholesale financing lines not considered to be contractual commitments at September 30 and March 31, 2005, respectively of which $3,187 and $3,954 were outstanding at September 30 and March 31, 2005, respectively.

Indemnification

Refer to Note 8 – Commitments and Contingent Liabilities of the Notes to Consolidated Financial Statements for a detailed description of agreements containing indemnification provisions. The Company has not made any material payments in the past as a result of these provisions, and as of September 30, 2005, the Company does not believe it is probable that it will be required to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of September 30, 2005.

Receivable Repurchase Obligations

Refer to Note 8 – Commitments and Contingent Liabilities of the Notes to Consolidated Financial Statements for a detailed description of the Company’s receivable repurchase obligations. No receivables were repurchased under these provisions during the six months ended September 30, 2005 and 2004. The Company does not believe that it is probable that it will be required to make any material payments in the future and, as such, no amounts have been recorded under these obligations as of September 30 and March 31, 2005.

Advancing Requirements

Refer to Note 8 – Commitments and Contingent Liabilities of the Notes to Consolidated Financial Statements for a detailed description of the Company’s advancing requirements. Advances outstanding at September 30, 2005 and March 31, 2005 totaled $1 million and $5 million, respectively.

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
•

effect of any military action by or against the U.S., as well as any future terrorist attacks, and of other catastrophes including natural events, such as hurricanes, tornados, earthquakes and fires, and any resulting effect on general economic conditions, consumer confidence and general market liquidity

•

with respect to the effect of litigation matters, the discovery of facts not presently known to the Company or determination by judges, juries or other finders of fact which do not accord with the Company’s evaluation of the possible liability from existing litigation

•

with respect to financial reporting disclosure matters, the discovery of facts not presently known to the Company or management that may be discovered in connection with its ongoing review of internal control over financial reporting

•	inability of a party to the Company’s syndicated credit facilities or credit support agreements to perform when required
•	losses resulting from default by any vehicle or industrial equipment dealers to which the Company has a significant credit exposure

•	default by any counterparty to a derivative contract or an investment
•	performance under any guaranty or comfort letter issued or commitment entered into by the Company
•	changes in legislation and new regulatory requirements

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

The VaR model used by the Company presents the potential loss in fair value for the Company’s portfolio from adverse changes in interest rates for a 30-day holding period within a 95% confidence interval using Monte Carlo simulation techniques. The VaR methodology is applied to the Company’s derivative financial instruments, financial instruments, and lease contracts. The methodology uses historical interest rate data to assess the potential future losses from changes in market interest rates while holding other market risks constant. The model assumes that prepayments do not depend on the level of interest rates. All options in the debt and derivatives portfolio are included in the VaR calculation, with the exception of options embedded in debt instruments which are offset by the use of interest rate swaps with options mirroring those embedded in the underlying debt. These matched positions are not included in the VaR calculation as the resulting net exposure is not material.

The VaR of the Company’s portfolio as of and for the six months ended September 30, 2005 and the year ended March 31, 2005 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:

	As of September 30, 2005	Average for the Six Months Ended September 30, 2005

Mean portfolio value	$8,966 million	$9,081 million
VaR	$91 million	$110 million
Percentage of the mean portfolio value	1.01%	1.21%
Confidence level	95%	95%

	As of March 31, 2005	Average for the Year Ended March 31, 2005

Mean portfolio value	$9,139 million	$8,587 million
VaR	$118 million	$82 million
Percentage of the mean portfolio value	1.29%	0.95%
Confidence level	95%	95%

The Company’s calculated VaR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of the Company’s portfolio of financial instruments during the year. The decrease in the mean portfolio value from March 31 to September 30, 2005 is primarily the result of interest-bearing liabilities increasing more than interest-earning assets. The decrease in VaR as a percentage of the mean portfolio value is due to the execution of longer dated pay fixed interest rate swaps.

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

A summary of the unrealized gains and losses on equity investments included in the Company’s other comprehensive income assuming a 10% and 20% adverse change in market prices is presented below:

	September 30, 2005	March 31, 2005

	(Dollars in millions)

Carrying value	$254	$250
Fair market value	$327	$306
Unrealized gain, net of tax	$45	$35
Estimated 10% adverse change, net of tax	$25	$16
Estimated 20% adverse change, net of tax	$5	($3)

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

Foreign Exchange Rate Risk

The Company issues debt in a variety of currencies, including, but not limited to, U.S. dollars, euros, British pounds sterling, Swiss francs, Japanese yen, Australian dollars and Mexican pesos. As a matter of policy, currency exposure related to foreign currency debt is hedged at issuance through the execution of cross currency interest rate swaps or a combination of interest rate swaps coupled with currency basis swaps. Therefore, the Company believes that the market risk exposure to changes in currency exchange rates on its debt issuances is not material.

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

COUNTERPARTY CREDIT RISK

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at September 30, 2005, reduced by the effects of master netting agreements and collateral. At September 30, 2005, substantially all of the Company’s derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of “A” or better by NRSROs. The Company has not experienced a counterparty default and does not currently anticipate non-performance by any of its counterparties, and as such has no reserves related to non-performance as of September 30, 2005. In addition, many of the Company’s International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of the net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	September 30, 2005	March 31, 2005

Credit Rating	(Dollars in millions)
AAA	$279	$493
AA	771	887
A	100	78

Total net counterparty credit exposure	$1,150	$1,458

The Company enters into reciprocal collateral arrangements with certain counterparties to mitigate its exposure to the credit risk associated with the respective counterparty. A valuation of the Company’s position with the respective counterparty is performed at least once a month. If the market value of the Company’s net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of the counterparty’s net derivatives position with the Company exceeds a specified threshold, the Company is required to transfer cash collateral in excess of the threshold to the counterparty. The Company’s ISDA Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet. At September 30 and March 31, 2005, the Company held a net $542 million and $982 million, respectively, in collateral from counterparties, which is included in cash and cash equivalents in the Consolidated Balance Sheet. The Company is not required to hold the collateral in a segregated account. The decrease in the collateral held was in line with the strengthening of the U.S. dollar against certain other currencies during the six months ended September 30, 2005 discussed in “Results of Operations – Interest Expense” section of the MD&A.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and six-month periods ended September 30, 2005 and 2004, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 14, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

•

Application of FAS 133 and FAS 52: Upon identifying the material weakness relating to the application of FAS 133 and FAS 52 to its derivatives and hedging activities, the Company launched a comprehensive review of its accounting policies for its debt and related derivatives and made the necessary changes to those policies. Additionally, the Company hired a manager dedicated to the development, documentation, and proper application of the Company’s accounting policies (the “Accounting Policies Manager”), who joined the Company in the first quarter of fiscal 2006. The Accounting Policies Manager, having expertise in the application of FAS 133 and FAS 52, is assisting in the proper accounting for transactions in the Company’s derivatives portfolio. Management believes that existing policies and procedures combined with heightened management oversight and review and its current technology systems are sufficient to accurately account for current transactions. Management observed the controls functioning as designed during the fourth quarter of fiscal 2005 and the first two quarters of fiscal 2006 but believes that further evaluation time is necessary to ensure the controls are operating effectively and that the material weakness has been remediated.

•

Policies and Procedures Supporting the Accounting for, and Reporting and Monitoring of, Derivatives and Hedging Activities: In conjunction with the changes made to the Company’s policies for FAS 133 and to address the material weakness in its policies and procedures supporting the accounting for, and reporting and monitoring of, derivative and hedging activities, the Company reevaluated its processes and procedures for forecasting derivative and hedging results and the uses of such forecasts as a control. Additionally, the Company reevaluated its supervisory and review controls as they relate to financial reporting of derivatives and hedging activities. The Company developed a set of analytical tools to enhance the closing process and help ensure accuracy of such financial results. During the second quarter of fiscal 2006, management identified an additional control procedure that was necessary to accurately account for these types of transactions. This new control procedure was required to remediate a control deficiency that resulted in an adjustment recorded by the Company to properly reflect the results of operations for the three and six months ended September 30, 2005. Management believes that further evaluation time is necessary to ensure the controls are operating effectively and that the material weakness has been remediated.

•

Underlying Technology Systems Used to Support FAS 133 Accounting: The implementation of the processes and controls described above also enhanced management’s review of the information generated by the underlying technology systems used to support FAS 133 accounting for derivatives and hedging activities. Management believes that the pending remediation of the material weakness in the Company’s policies and procedures supporting the accounting for, and reporting and monitoring of, derivatives and hedging activities will remediate the material weakness that exists related to the underlying technology used to support FAS 133 accounting. Management believes that further evaluation time is necessary to ensure the controls are operating effectively and that the material weakness has been remediated.

The information systems in this area rely heavily upon manual rather than automated system processes and controls. As a result, management believes that opportunities for stronger and more efficient controls exist. Accordingly, the Company intends to upgrade its technology systems to replace manual processes with automated system processes and controls. The Company has launched an initiative to identify a new treasury accounting system to support the accounting for its debt and automate the accounting for its derivatives portfolio. Management anticipates identifying the new technology system to enhance controls by the end of calendar year 2005 and implementing the new system by August 2006.

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

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index on page 53.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION

(Registrant)

Date:	November 14, 2005	By	/S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2005	By	/S/ JOHN F. STILLO

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

(1)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Registration Statement on Form S-1, File No. 33-22440.

(2)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-K for the year ended September 30, 1989, Commission File No. 1-9961.

(3)	Incorporated herein by reference to the same numbered Exhibit filed with the Company’s Report on Form 10-Q for the quarter ended December 31, 2000, Commission File No. 1-9961.

Exhibit Number	Description	Method of Filing

4.2	Fifth Amended and Restated Agency Agreement, dated September 30, 2005 among TMCC, JPMorgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(5)

10.1	Amended Summary of Salary and Bonus for Named Executive Officers *	Filed Herewith

10.2	Fiscal Year 2006 Form of Option Agreement for the Grant of Options to Acquire the Common Stock of Toyota Motor Corporation *	(4)

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed Herewith

15.1	Report of Independent Accountants	Filed Herewith

15.2	Letter regarding unaudited interim financial information	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

(4)	Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Amended Current Report on Form 8-K/A dated August 5, 2005, Commission File No. 1-9961.

(5)	Incorporated herein by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K dated October 5, 2005, Commission File No. 1-9961.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to applicable rules of the Securities and Exchange Commission.