Form 10-Q
period 2005-12-31
TOYOTA MOTOR CREDIT CORP
filed 2006-02-10
CIK 834071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	__	Accelerated filer	__	Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __ No X

As of January 31, 2006, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	December 31,	March 31,
	2005	2005

	(Unaudited)
ASSETS

Cash and cash equivalents	$970	$799
Investments in marketable securities	1,049	927
Finance receivables, net	41,270	37,608
Investments in operating leases, net	11,946	9,341
Other assets	1,403	2,001

Total assets	$56,638	$50,676

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$47,299	$41,757
Deferred income taxes	2,385	2,585
Other liabilities	2,292	2,090

Total liabilities	51,976	46,432

Commitments and contingencies (See Note 8)

Shareholder's equity:
Capital stock, $l0,000 par value (100,000 shares authorized; issued and outstanding 91,500)	915	915
Accumulated other comprehensive income	45	46
Retained earnings	3,702	3,283

Total shareholder's equity	4,662	4,244

Total liabilities and shareholder's equity	$56,638	$50,676

See Accompanying Notes to Consolidated Financial Statements

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

Financing revenues:
Operating lease	$695	$537	$1,968	$1,571
Direct finance lease	33	44	107	138
Retail financing	500	388	1,406	1,108
Dealer financing	103	71	286	189

Total financing revenues	1,331	1,040	3,767	3,006

Depreciation on operating leases	521	380	1,470	1,160
Interest expense	438	144	1,090	460

Net financing revenues	372	516	1,207	1,386

Insurance premiums earned and contract revenues	72	63	213	185
Investment and other income	40	33	101	100

Net financing revenues and other revenues	484	612	1,521	1,671

Provision for credit losses	59	47	193	143
Expenses:
Operating and administrative	178	171	516	475
Insurance losses and loss adjustment expenses	26	25	85	78

Total provision for credit losses and expenses	263	243	794	696

Income before provision for income taxes	221	369	727	975
Provision for income taxes	86	144	284	381

Net income	$135	$225	$443	$594

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

(Dollars in millions)

(Unaudited)

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE AT MARCH 31, 2004	$915	$2,604	$44	$3,563

Net income for the nine months ended December 31, 2004	-	594	-	594
Change in net unrealized gain on available-for-sale marketable securities (net of tax)	-	-	4	4

Total comprehensive income	-	594	4	598

Distribution of net assets to TFSA	-	(23)	6	(17)
Advance to TFSA under credit agreement		(28)	-	(28)

BALANCE AT DECEMBER 31, 2004	$915	$3,147	$54	$4,116

BALANCE AT MARCH 31, 2005	$915	$3,283	$46	$4,244

Net income for the nine months ended December 31, 2005	-	443	-	443
Change in net unrealized gain on available-for-sale marketable securities (net of tax)	-	-	(1)	(1)

Total comprehensive income	-	443	(1)	442

Advance to TFSA under credit agreement	-	(24)	-	(24)

BALANCE AT DECEMBER 31, 2005	$915	$3,702	$45	$4,662

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended
	December 31,

	2005	2004

Cash flows from operating activities:
Net income	$443	$594
Adjustments to reconcile net income to net cash provided by operating activities:
Net result from non-hedge accounting	(117)	(103)
Depreciation and amortization	1,532	1,378
Recognition of deferred income	(260)	(208)
Provision for credit losses	193	143
Decrease in other assets	60	132
(Decrease) increase in amounts held under reciprocal collateral arrangements	(580)	1,311
(Decrease) increase in deferred income taxes	(200)	319
Increase in accrued interest expense	87	34
Increase (decrease) in other liabilities	194	(21)

Net cash provided by operating activities	1,352	3,579

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,378)	(586)
Disposition of investments in marketable securities	1,204	527
Acquisition of finance receivables	(14,818)	(13,673)
Collection of finance receivables	10,453	8,259
Acquisition of direct finance leases	(117)	(75)
Collection of direct finance leases	775	1,326
Net change in wholesale receivables	(49)	(324)
Acquisition of investments in operating leases	(5,662)	(3,321)
Disposals of investments in operating leases	1,700	1,512

Net cash used in investing activities	(7,892)	(6,355)

Cash flows from financing activities:
Proceeds from issuance of debt	9,931	4,289
Payments on debt	(4,415)	(4,670)
Net change in commercial paper	1,219	3,732
Distribution of net assets to TFSA	-	(14)
Advance to TFSA under credit agreement	(24)	(28)

Net cash provided by financing activities	6,711	3,309

Net increase in cash and cash equivalents	171	533

Cash and cash equivalents at the beginning of the period	$799	$818

Cash and cash equivalents at the end of the period	$970	$1,351

Supplemental disclosures:
Interest paid	$966	$585
Income taxes paid	$530	$25
Non-cash investing and financing activities in connection with the distribution of net assets to TFSA:
Decrease in assets	$-	$133
Decrease in liabilities	$-	$130
See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data

The accompanying information pertaining to the three and nine months ended December 31, 2005 and 2004 is unaudited and has been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of those expected for any other interim period or for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s 2005 Annual Report to the Securities and Exchange Commission on Form 10-K. References herein to “TMCC” denote Toyota Motor Credit Corporation and references herein to the “Company” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

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

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions". The proposed interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The proposed interpretation requires that a tax position meet a "more likely than not" recognition threshold and a "best estimate" measurement attribute for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either the reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. The proposed interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The targeted effective date of the proposed interpretation is as of the beginning of the first fiscal year ending after December 15, 2006. The Company is assessing the impact of adopting the new pronouncement in its proposed form and is currently unable to estimate its impact, if any, on the Company's consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data (Continued)

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and 124-1”). FSP FAS 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss, includes accounting considerations subsequent to the recognition of an other-than-temporary impairment, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The effective date of FSP FAS 115-1 and 124-1 is for periods beginning after December 31, 2005. The implementation of the FSP is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2005, the FASB issued FASB Staff Position No. SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” (“FSP SOP 94-6-1”). FSP SOP 94-6-1 addresses disclosure requirements for entities that originate, hold, guarantee, service, or invest in loan products whose terms may give rise to a concentration of credit risk. The effective date of FSP SOP 94-6-1 is for interim and annual periods ending after December 19, 2005. The implementation of the FSP did not have a material impact on the Company’s consolidated financial statements.

Note 2 – Finance Receivables, Net

Finance receivables, net consisted of the following:

	December 31,	March 31,
	2005	2005

	(Dollars in millions)

Retail receivables	$33,167	$29,018
Direct finance leases	1,454	2,208
Dealer financing	7,142	6,975

	41,763	38,201
Deferred origination costs	632	555
Unearned income	(628)	(706)
Allowance for credit losses	(497)	(442)

Finance receivables, net	$41,270	$37,608

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following:

	December 31,	March 31,
	2005	2005

	(Dollars in millions)

Vehicles	$14,555	$11,510
Equipment and other	740	734

	15,295	12,244
Deferred origination fees	(35)	(23)
Deferred income	(222)	(99)
Accumulated depreciation	(3,058)	(2,720)
Allowance for credit losses	(34)	(61)

Investments in operating leases, net	$11,946	$9,341

Note 4 – Allowance for Credit Losses

The following table provides information related to the Company’s allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	(Dollars in millions)

Allowance for credit losses at beginning of period	$536	$508	$503	$520
Provision for credit losses	59	47	193	143
Charge-offs, net of recoveries [1]	(64)	(70)	(165)	(174)
Distribution of net assets to TFSA	-	-	-	(4)

Allowance for credit losses at end of period	$531	$485	$531	$485

1

Net of recoveries of $22 million and $16 million for the three months ended December 31, 2005 and 2004, respectively, and $61 million and $52 million for the nine months ended December 31, 2005 and 2004, respectively.

The aggregate balances of finance receivables 60 or more days past due totaled $304 million and $115 million at December 31 and March 31, 2005, respectively. Substantially all retail and direct finance lease receivables do not involve recourse to the dealer in the event of customer default. The aggregate balances of investments in operating leases of 60 or more days past due totaled $37 million and $17 million at December 31 and March 31, 2005, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Interest Expense, Derivatives and Hedging Activities

The following table summarizes the components of interest expense:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

	(Dollars in millions)

Interest expense on debt	$471	$289	$1,286	$822
Amortization of basis adjustments on debt	(24)	(42)	(93)	(140)
Net interest realized on hedge accounting derivatives	13	(26)	(21)	(143)
Amortization of debt issue costs	10	11	32	33
Ineffectiveness related to hedge accounting derivatives	5	(4)	3	(9)

Interest expense excluding non-hedge accounting result	$475	$228	$1,207	$563
Net result from non-hedge accounting	(37)	(84)	(117)	(103)

Total interest expense	$438	$144	$1,090	$460

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

	(Dollars in millions)
	Loss (Gain)

Currency basis swaps unrealized loss (gain)	$24	($134)	$126	($147)
Foreign currency transaction (gain) loss	(23)	133	(127)	146
Net interest realized on non-hedge accounting derivatives	(80)	(29)	(187)	(43)
Unrealized loss (gain) on non-hedge accounting derivatives:
Interest rate swaps	40	(36)	65	(38)
Interest rate caps	2	(2)	5	(4)
Other	-	(16)	1	(17)

Net result from non-hedge accounting	($37)	($84)	($117)	($103)

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Interest Expense, Derivatives and Hedging Activities (Continued)

The following table summarizes the Company’s derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

	December 31,	March 31,
	2005	2005

	(Dollars in millions)

Derivative assets	$1,358	$2,440
Collateral held [1]	402	982

Derivative assets, net of collateral	$956	$1,458

Derivative liabilities	$117	$23

1

Represents cash received under reciprocal collateral arrangements that the Company has entered into with certain derivative counterparties as described in Note 8 – Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

Note 6 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted Average Contractual
			Interest Rates

	December 31,	March 31,	December 31,	March 31,
	2005	2005	2005	2005

	(Dollars in millions)

Commercial paper	$11,664	$10,397	4.26%	2.77%
Notes and loans payable	34,881	29,379	3.95%	3.71%
Carrying value adjustment [1]	754	1,981

Debt	$47,299	$41,757	4.03%	3.47%

1

Represents the effects of foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

Included in debt are unsecured notes denominated in various foreign currencies valued at $11,323 million and $11,182 million at December 31 and March 31, 2005, respectively. Concurrent with the issuance of these unsecured notes, the Company entered into cross currency interest rate swap agreements or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount to convert non-U.S. dollar denominated notes to U.S. dollar denominated payments.

The Company’s notes and loans payable and carrying value adjustment at December 31, 2005 include $10,114 million in variable rate debt with indexed contractual interest rates ranging from 2.40% to 5.85% and $25,521 million in fixed rate debt with contractual interest rates ranging from 0.55% to 9.75%.

Included in debt is commercial paper with an average remaining maturity of thirty-nine days at December 31, 2005. Notes and loans payable mature on various dates through fiscal 2036.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Liquidity Facilities and Letters of Credit

The following table summarizes TMCC’s and its subsidiary, Toyota Credit de Puerto Rico Corp.’s (“TCPR”) credit facilities:

	TMCC		TCPR		Total

	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2005	2005	2005	2005	2005	2005

	(Dollars in millions)
364-day syndicated bank credit facilities– committed	$2,767	$2,767	$133	$133	$2,900	$2,900
5-year syndicated bank credit facility– committed	3,933	3,933	267	267	4,200	4,200
Letters of credit facilities– uncommitted	55	55	-	-	55	55

Total credit facilities	$6,755	$6,755	$400	$400	$7,155	$7,155

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at December 31 and March 31, 2005. No amounts were drawn on the committed facilities at December 31, and March 31, 2005.

Note 8 – Commitments and Contingencies

Commitments and Guarantees

TMCC has entered into certain commitments and guarantees described below. The maximum commitment amounts under these commitments and guarantees are summarized in the table below:

	Maximum Commitment Amount

	December 31, 2005	March 31, 2005

	(Dollars in millions)
Commitments:
Credit facilities with vehicle and industrial equipment dealers [1]	$3,633	$3,928
Credit facilities with affiliates	221	196
Facilities lease commitments [2]	121	117

Total commitments	3,975	4,241

Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	148	148
Revolving liquidity notes related to securitizations	25	40

Total commitments and guarantees	$4,148	$4,429

1

Excludes $6,898 million and $6,219 million of wholesale financing lines not considered to be contractual commitments at December 31 and March 31, 2005, respectively, of which $4,102 million and $3,954 million were outstanding at December 31 and March 31, 2005, respectively.

2	Includes $77 million and $82 million in facilities lease commitments with affiliates at December 31 and March 31, 2005, respectively.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies (Continued)

Commitments

As of December 31, 2005 there have been no material changes to TMCC’s commitments as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, except as described below.

Of the total credit facilities available to vehicle and industrial equipment dealers, $2,440 million and $2,511 million were outstanding at December 31, and March 31, 2005, respectively. Amounts outstanding under the revolving line of credit with Toyota de Puerto Rico Corp. (“TDPR”), a subsidiary of Toyota Motor Sales, U.S.A. Inc.("TMS"), at December 31 and March 31, 2005 were $68 million and $10 million, respectively. As of December 31 and March 31, 2005, $84 million and $60 million, respectively, was drawn by TFSA under the reciprocal credit agreement.

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

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid. TMCC receives an annual fee of $102,000 for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31 and March 31, 2005. The fair value of these guarantees as of December 31 and March 31, 2005 was approximately $1 million. Because these are affiliate guarantees, TMCC is not required to recognize a liability for the fair value of the guarantees.

In certain securitization structures, revolving liquidity notes (“RLNs”) are used in lieu of deposits to a cash reserve fund. The securitization trust may draw upon the RLNs to cover any shortfall in interest and principal payments to investors. The Company funds any draws, and the terms of the RLNs obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under the RLNs are subordinated to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into a reserve account. If collections are insufficient to repay amounts outstanding under a RLN, the Company will recognize a loss for the outstanding amounts. The Company must fund the entire amount available under the RLNs into a reserve account if the Company’s short term unsecured debt rating is downgraded below P-1 by Moody’s Investors Service, Inc. or A-1 by Standard & Poor’s Ratings Group, a division of the McGraw-Hill Companies, Inc. No amounts were outstanding under the RLNs as of December 31 and March 31, 2005. The RLNs had no material fair value as of December 31 and March 31, 2005. The Company has not recognized a liability for the RLNs because it does not expect to be required to fund any amounts under the RLNs.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties, or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of December 31, 2005, the Company does not believe it is probable that it will be required to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of December 31, 2005.

Receivable Repurchase Obligations

The Company sells discrete pools of retail finance receivables to wholly owned consolidated bankruptcy remote special purpose entities (“SPEs”). TMCC makes certain representations and warranties to the SPEs, and the SPEs make corresponding representations and warranties to the securitization trusts, relating to receivables sold in securitization transactions. TMCC and the SPEs may be required to repurchase any receivable in the event of a breach of a representation and warranty that would materially and adversely affect the interest of the SPEs, or any securitization trust, as applicable. In addition, TMCC, as the servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer that would materially and adversely affect the interest of any securitization trust, or if extensions or modifications to a receivable are made, and TMCC, as the servicer, elects not to make advances to cover any resulting reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable and accrued interest thereon. No receivables were repurchased under these provisions during the nine months ended December 31, 2005 and 2004. The Company does not believe that it is probable that it will be required to make any material payments in the future and, as such, no amounts have been recorded under these obligations as of December 31 and March 31, 2005.

Advancing Requirements

As a servicer of receivables sold through securitizations, TMCC is required to advance delinquent amounts contractually owed by an obligor to the applicable securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for any outstanding advances from collections on all receivables before making other required payments. Advances outstanding at December 31 and March 31, 2005 totaled $1 million and $5 million, respectively.

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

Fair Lending Class Actions

An alleged class action in the U.S. District Court – Central District of California, Baltimore v. Toyota Motor Credit Corporation filed in November 2000 claims that the Company’s pricing practices discriminate against African-Americans and Hispanics. Two additional cases pending in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit Corporation) filed in the Superior Court of California Alameda County in April 2003 and in the Superior Court of the State of California in August 2003, respectively, contain similar allegations claiming discrimination against minorities. The cases have been brought by various individuals. Injunctive relief is being sought in all three cases and the cases also include a claim for actual damages in an unspecified amount. As of December 31, 2005, the parties had conducted a series of mediation sessions and had reached agreement on the principal terms of a settlement. The parties reached an agreement to settle the cases subsequent to December 31, 2005. Refer to Note 11 – Subsequent Events for a description of the agreement. TMCC is fully reserved for this settlement.

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

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions

As of December 31, 2005, there have been no material changes to the related party agreements or relationships as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, except as described below. The tables below summarize amounts included in the Company’s Consolidated Balance Sheet and Statement of Income for the periods presented under various related party agreements or relationships:

	December 31,	March 31,
	2005	2005

	(Dollars in millions)
Assets:
Subvention receivable from affiliates	$46	$45
Finance receivables with affiliates	$75	$10
Notes receivable under home loan program	$7	$7
Intercompany receivables	$11	$5
Deferred subvention income
Finance receivables	($267)	($241)
Operating leases	($220)	($97)

Liabilities:
Intercompany payables	$76	$87

Shareholder’s Equity:
Reduction of retained earnings for advance to TFSA under credit agreement	$24	$60
Reduction of retained earnings for distribution of net assets to TFSA	-	$23

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	(Dollars in millions)
Revenues:
Manufacturers’ subvention support and other revenues	$80	$62	$222	$173
Affiliate insurance premiums and commissions revenues	$18	$17	$55	$46

Expenses:
Shared services charges and other amounts	$16	$16	$52	$52
Employee benefits expense	$15	$14	$46	$41
Credit support fees incurred	$7	$4	$21	$13

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

In the first quarter of fiscal 2006, the Master Services Agreement between TMCC and Toyota Financial Services Bank (“TFSB”) discussed in Note 15 – Related Party Transactions in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 was amended and restated to include a number of additional services to be provided to TFSB by TMCC and certain limited services to be provided to TMCC by TFSB.

Effective in the second quarter of fiscal 2006, the agreement for the revolving line of credit from TCPR to TDPR discussed in Note 14 – Commitments and Contingencies in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 was amended and revised to increase the maximum commitment amount to $110 million.

In fiscal 2006, the Company entered into a Master Auto Carrier Lease Agreement with Toyota Logistics Services ("TLS"). TMCC provides auto transport truck financing to TLS.

Note 10 – Segment Information

Financial results for the Company’s operating segments are summarized below:

	December 31,	March 31,
	2005	2005

	(Dollars in millions)
Assets:
Finance operations	$54,402	$48,717
Insurance operations[1]	1,529	1,339
Other	707	620

Total assets	$56,638	$50,676

1	Includes deferred income taxes which are classified as assets for insurance operations on a stand-alone basis.

TOYOTA MOTOR CREDIT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Segment Information (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	(Dollars in millions)
Gross revenues:
Finance operations	$1,297	$1,008	$3,668	$2,922
Insurance operations	93	78	260	224
Other	53	50	153	145

Total gross revenues	$1,443	$1,136	$4,081	$3,291

Net income:
Finance operations	$106	$200	$373	$526
Insurance operations	23	18	54	51
Other	6	7	16	17

Net income	$135	$225	$443	$594

Note 11- Subsequent Events

In January 2006, the parties to the Baltimore v. Toyota Motor Credit Corporation, Herra v. Toyota Motor Credit Corporation, and Gonzales v. Toyota Motor Credit Corporation cases described in Note 8- Commitments and Contingencies reached an agreement to settle these cases. The settlement is pending approval by the court. Under the settlement, TMCC agreed to stop purchasing contracts with markups greater than amounts approved under the settlement and to include disclosures on its contracts that explain that the finance charge may be negotiable and that the dealer may keep part of the finance charge. TMCC also agreed to: (i) offer 850,000 pre-approved offers of credit (that cannot be marked up) to African-American and Hispanic consumers; (ii) contribute $750,000 to non-profit entities for consumer education purposes with a focus on minorities; (iii) pay $95,000 in damages; (iv) pay up to $10,600,000 in attorneys’ fees and costs; and (v) on submission of a valid claim, provide eligible class members with either a certificate of credit applicable to their next financing with TMCC in amounts ranging from $50 to $400 or a check in amounts ranging from $25 to $225, depending upon the amount of their payment over the applicable buy rate or, in certain circumstances, the time their contracts were assigned to TMCC. TMCC is fully reserved for this settlement.

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

Operating Summary

The Company experienced strong contract volume in the three and nine months ended December 31, 2005 compared to the same periods in the prior year, which resulted in significant increases in earning assets. This increase in contract volume, coupled with higher yields on the Company’s earning asset portfolio, led to higher financing revenues. However, the Company experienced increased funding costs on its growing debt portfolio, resulting in an increase in interest expense and a decrease in net financing revenues.

The Company reported net income of $135 million and $443 million during the three and nine months ended December 31, 2005, respectively, compared with net income of $225 million and $594 million during the same periods in the prior year. The decreases in net income were due to a number of factors, including higher interest expense, depreciation on operating leases, and provision for credit losses, partially offset by higher financing revenues primarily resulting from increased contract volume and higher yields. The Company’s contract volume increased from 225,000 and 741,000 contracts during the three and nine months ended December 31, 2004 to 247,000 and 866,000 contracts during the three and nine months ended December 31, 2005, respectively. The Company’s consumer retail and lease finance market share of new vehicles increased from 39.9% and 43.5% for the three and nine months ended December 31, 2004 to 41.1% and 45.6% for the three and nine months ended December 31, 2005, respectively, primarily due to higher lease volume in line with the Company’s continued emphasis on leasing. Earning assets increased $6,267 million, or 13% and $8,339 million, or 19% compared to March 31, 2005 and December 31, 2004, respectively, primarily due to new vehicle contract volume exceeding liquidations.

The increase in interest expense of $294 million, or 204% and $630 million, or 137% for the three and nine months ended December 31, 2005 when compared to the same periods in the prior year was primarily due to higher outstanding debt balances as well as increased market interest rates, partially offset by the net result from non-hedge accounting.

Depreciation on operating leases for the three and nine months ended December 31, 2005 increased $141 million, or 37% and $310 million, or 27% when compared to the same periods in the prior year due to an increase in the average number of operating lease vehicles outstanding, partially offset by a decrease in adjustments to depreciation expense recorded to bring contractual residual values in line with projected end of term market values.

Provision for credit losses for the three and nine months ended December 31, 2005 increased $12 million, or 26% and $50 million, or 35% when compared to the same periods in the prior year primarily due to the broader range of credit quality within the retail and dealer financing portfolios and the growth in earning assets, partially offset by improvements in the credit quality of the operating lease portfolio. The increase in provision for credit losses for the nine months ended December 31, 2005 compared to the same period in the prior year was also due to the additional provision for credit losses recorded during the second quarter of fiscal 2006 to cover probable losses due to Hurricanes Katrina and Rita discussed in the “Results of Operations – Credit Risk” section. Aggregate balances 60 or more days past due as a percentage of gross earning assets increased from 0.28% at March 31, 2005 to 0.63% at December 31, 2005, primarily due to seasonal fluctuations and the higher risk associated with the increased retail contract volume acquired in fiscal 2004 and 2005, which reflected longer term contracts and a broader range of credit quality.

Total financing revenues for the three and nine months ended December 31, 2005 increased $291 million or 28%, and $761 million, or 25%, when compared to the same periods in the prior year due to the continued growth in earning assets and an increase in the finance receivables portfolio yield. The increase in the portfolio yield resulted primarily from the increases in retail financing yield and dealer financing yield. The increase in retail financing yield was due to the addition of newer, higher yielding retail earning assets. The increase in dealer financing yield was the result of a majority of the dealer financing portfolio bearing interest at variable rates which re-price with changes in market rates.

Overall, the Company increased its capital position by $418 million from March 31, 2005 bringing total equity to $4,662 million at December 31, 2005. The Company’s debt-to-equity position increased from 9.84 at March 31, 2005 to 10.15 at December 31, 2005.

Business Outlook

The following is a summary of the Company’s business outlook for the remainder of fiscal 2006 and should be read in conjunction with the related discussions in the “Financial Condition” and “Results of Operations” sections of this MD&A.

Contract Volume Outlook

In light of recent economic trends indicating improvements in the vehicle lease market, including the strength of the used vehicle market and rising market interest rates, and in line with industry trends, the Company has continued to emphasize lease contract volume. The Company expects lease contract volume to continue to move in line with Toyota and Lexus vehicle sales and the availability of subvention. The Company expects the lease market share to remain relatively consistent with the first nine months of fiscal 2006. Competitive pricing pressure, along with the Company’s focus on leasing, led to declines in the Company’s retail market share of TMS sales during fiscal 2005 and through the first nine months of fiscal 2006, and this trend is expected to continue. The Company expects retail contract volume to continue to move in line with Toyota and Lexus vehicle sales and the availability of subvention.

Residual Value Risk Outlook

After several years of declining used vehicle prices resulting primarily from the increased industry-wide use of incentives on new vehicles and a slowdown of the U.S. economy, the used vehicle market strengthened during fiscal 2005 and is expected to remain strong. The strength of the used vehicle market, along with the continued refinements to the Company’s process for projecting market values and return rates, has resulted in carrying values at lease-end more closely approximating actual end of term values. Management expects the strength of the used vehicle market to continue, although the use of incentives by domestic automobile manufacturers and the variability in fuel prices could both have an adverse effect on the used vehicle market. Additionally, management expects the increased focus on leasing volume to result in higher depreciation on operating leases and a higher volume of scheduled maturities in the years following fiscal 2007. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding changes in the Company’s emphasis on leasing.

Credit Risk Outlook

Although the Company’s net charge-offs as a percentage of average gross earning assets through December 31, 2005 have trended favorably, the Company experienced an increase in 60-day delinquencies through December 31, 2005. This increase is expected to result in an increase in net charge-offs. In addition, the Company’s recent contract volume reflects growth in longer term retail contracts, as well as growth in retail receivables with a broader range of credit quality, and this pattern is expected to continue. These factors increase the level of credit risk assumed by the Company. As a result of the above factors, management anticipates an increase in delinquencies and net charge-offs as a percentage of the earning assets portfolio.

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

FINANCIAL CONDITION

Net Earning Assets

The composition of the Company’s net earning assets is summarized below:

	December 31,	March 31,	December 31,	% Change

	2005	2005	2004	December 31, 2005 to March 31, 2005	December 31, 2005 to December 31, 2004

Net Earning Assets [1]	(Dollars in millions)
Finance receivables, net

Retail finance receivables, net	$32,898	$28,771	$27,319	14%	20%
Direct finance leases, net	1,285	1,917	2,325	(33%)	(45%)
Dealer financing, net	7,087	6,920	6,923	2%	2%

Total finance receivables, net	41,270	37,608	36,567	10%	13%
Investments in operating leases, net	11,946	9,341	8,310	28%	44%

Net earning assets	$53,216	$46,949	$44,877	13%	19%

Dealer Financing (Number of dealers receiving vehicle wholesale financing)
Toyota and Lexus dealers [2]	717	685	673
Vehicle dealers outside of the Toyota/Lexus dealer network	389	374	372

Total number of dealers receiving vehicle wholesale financing	1,106	1,059	1,045

Dealer inventory financed (units)	159,000	165,000	168,000

1	Certain prior period amounts have been reclassified to conform to current year presentation.
2	Includes wholesale and other loan arrangements in which the Company participates as part of a syndicate of lenders.

The increase in net earning assets at December 31, 2005 when compared to March 31, 2005 and December 31, 2004 was primarily driven by the continued growth in retail finance receivables and investments in operating leases, partially offset by a reduction in direct finance leases.

Retail finance receivables at December 31, 2005 increased when compared to March 31, 2005 and December 31, 2004 as the volume of new vehicles financed exceeded existing portfolio liquidations. This growth was generated in large part by higher Toyota and Lexus vehicle sales levels, which increased 5% and 9% in the three months and nine months ended December 31, 2005, respectively, when compared to the same periods in the prior year, continued availability of Toyota Motor Sales, U.S.A. Inc. ("TMS") subvention, and incremental volume resulting from the Company’s emphasis on developing dealer relationships. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding the Company’s retail finance programs.

Dealer financing at December 31, 2005 remained consistent when compared to March 31, 2005 and December 31, 2004 as continued growth in the number of vehicle dealers receiving wholesale financing was offset by the seasonal fluctuations in the amount of dealer inventory financed.

The increase in total lease earning assets, comprised of operating leases and direct finance leases, at December 31, 2005 compared to March 31, 2005 and December 31, 2004 resulted primarily from the Company’s continued emphasis on lease volume. The increase in operating leases was partially offset by a decrease in direct finance leases due to the classification of new vehicle leases as operating leases. Refer to the “Financial Condition – Net Earning Assets” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 for further discussion of the changes in lease classifications. The level of direct finance leases will continue to decline as the direct finance lease portfolio liquidates. Management expects total lease earning assets to increase due to the Company’s continued emphasis on leasing. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding the Company’s emphasis on leasing.

Contract Volume

The composition of the Company’s contract volume and market share is summarized below:

	Three Months Ended			Nine Months Ended
	December 31,		% Change	December 31,		% Change

	2005	2004		2005	2004

Contract Volume:
Total vehicle retail contract volume	200,000	191,000	5%	696,000	644,000	8%
Total vehicle lease contract volume	47,000	34,000	38%	170,000	97,000	75%

Total contract volume	247,000	225,000	10%	866,000	741,000	17%

TMS subvened contract volume
(included in the above table):
Vehicle retail contracts	44,000	48,000	(8%)	232,000	223,000	4%
Vehicle leases	28,000	15,000	87%	109,000	36,000	203%

Total	72,000	63,000	14%	341,000	259,000	32%

% Contract volume subvened [1]:
Vehicle retail	22%	25%		33%	35%
Vehicle lease	60%	44%		64%	37%

Market share [2]:
Vehicle retail contracts	30.3%	31.9%		33.6%	36.0%
Vehicle leases	10.8%	8.0%		12.0%	7.5%

Total	41.1%	39.9%		45.6%	43.5%

1	Represents subvened new and used contract volume as a percentage of total contract volume for vehicle retail contracts and vehicle lease contracts.
2	Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by TMCC, excluding fleet sales and sales of a private Toyota distributor.

Total contract volume increased during the three and nine months ended December 31, 2005 when compared with the same periods in the prior year due to the combined effects of higher Toyota and Lexus vehicle sales, continued availability of TMS subvention, and incremental volume resulting from the Company’s emphasis on developing dealer relationships. The Company’s overall market share of TMS sales increased due to higher lease volume.

Vehicle lease contract volume and market share both increased due to higher Toyota and Lexus vehicle sales and higher lease subvention contract volume, in line with the Company’s continued emphasis on leasing. In light of recent economic trends indicating improvements in the vehicle lease market, including the strength of the used vehicle market and rising market interest rates, and in line with industry trends, the Company has continued to emphasize lease contract volume. The Company expects lease contract volume to continue to move in line with Toyota and Lexus vehicle sales and the availability of subvention. The Company expects the lease market share to remain relatively consistent with the first nine months of fiscal 2006.

Vehicle retail contract volume increased due to higher Toyota and Lexus vehicle sales, while vehicle retail market share decreased due to competitive pricing pressure and the increased availability of lease subvention programs. Competitive pricing pressure, along with the Company’s focus on leasing, led to declines in the Company’s retail market share of TMS sales during fiscal 2005 and through the first nine months of fiscal 2006, and this trend is expected to continue. The Company expects retail contract volume to continue to move in line with Toyota and Lexus vehicle sales and the availability of subvention.

RESULTS OF OPERATIONS

Total Financing Revenues

	Three Months Ended			Nine Months Ended
	December 31,		% Change	December 31,		% Change

	2005	2004		2005	2004

	(Dollars in millions)
Financing revenues:
Operating lease [1]	$695	$537	29%	$1,968	$1,571	25%
Direct finance lease	33	44	(25%)	107	138	(22%)
Retail financing	500	388	29%	1,406	1,108	27%
Dealer financing	103	71	45%	286	189	51%

Total financing revenues	$1,331	$1,040	28%	$3,767	$3,006	25%

Finance receivables portfolio yield [2]	6.19%	5.63%		6.00%	5.51%

1

Gross of depreciation on operating leases of $521 million and $380 million for the three months ended December 31, 2005 and 2004, respectively, and $1,470 million and $1,160 million for the nine months ended December 31, 2005 and 2004, respectively.

2

Represents the combined yield on direct finance leases, retail finance receivables, and dealer financing. Excludes return on assets on investments in operating leases, net. Annualized using three and nine month results.

The increase in operating lease revenue was primarily attributable to the Company’s emphasis on leasing volume. Additionally, operating lease revenue increased and direct finance lease revenue decreased as a result of the classification of new vehicle leases as operating leases as described in the “Financial Condition” section of this MD&A.

Retail financing revenues increased primarily as a result of the continued growth in vehicle retail finance receivables. Retail financing revenues for the three months ended December 31, 2005 compared to the same period in prior year were also positively impacted by the increase in corresponding yield due to the addition of newer, higher yielding retail earning assets.

Dealer financing revenues increased primarily due to an increase in the yield on dealer financing. The yield on dealer financing increased because a majority of the dealer financing portfolio bears interest at variable rates which re-price with changes in market rates.

The increase in the overall finance receivables portfolio yield for the three and nine months ended December 31, 2005 compared to the same periods in the prior year resulted primarily from the increases in retail and dealer financing yields.

Residual Value Risk

Depreciation on Operating Leases

The following table provides information related to the Company’s depreciation on operating leases:

	Three Months Ended			Nine Months Ended
	December 31,		% Change	December 31,		% Change

	2005	2004		2005	2004

Depreciation on operating leases (in millions)	$521	$380	37%	$1,470	$1,160	27%
Average number of operating lease vehicles outstanding	431,000	319,000	35%	404,000	312,000	29%

	December 31,		% Change
	2005	2004

Average capitalized cost per vehicle	$32,981	$32,394	2%
(Less) Average contractual depreciable basis per vehicle	15,470	15,394	-

Average contractual residual value per vehicle	$17,511	$17,000	3%

Average contractual depreciable basis percentage	47%	48%

Depreciation expense on operating leases for the three and nine months ended December 31, 2005 increased when compared with the same periods in the prior year due to an increase in the average number of operating lease vehicles outstanding, partially offset by a decrease in adjustments to depreciation expense recorded to bring contractual residual values in line with projected end of term market values. The strength of the used vehicle market and the enhancements made by the Company to refine its process for projecting end of term market values and return rates were both key drivers in reducing the level of adjustments made to depreciation expense. The strength of the used vehicle market was evidenced by the improvement in the Manheim Used Vehicle Value Index, a statistical index based on historical auction sales data, which increased from approximately 108.2 (as a percentage of January 1995 used car prices) at December 2004 to approximately 116.1 at December 2005.

Outlook

After several years of declining used vehicle prices resulting primarily from the increased industry-wide use of incentives on new vehicles and a slowdown of the U.S. economy, the used vehicle market strengthened during fiscal 2005 and is expected to remain strong. The strength of the used vehicle market, along with the continued refinements to the Company’s process for projecting market values and return rates, has resulted in carrying values at lease-end more closely approximating actual end of term values. Management expects the strength of the used vehicle market to continue, although the use of incentives by domestic automobile manufacturers and the variability in fuel prices could both have an adverse effect on the used vehicle market. Additionally, management expects the increased focus on leasing volume to result in higher depreciation on operating leases and a higher volume of scheduled maturities in the years following fiscal 2007. Refer to the “Financial Condition – Contract Volume” section of this MD&A for further discussion regarding changes in the Company’s emphasis on leasing.

Credit Risk

Allowance for Credit Losses and Credit Loss Experience

The following tables provide information related to the Company’s allowance for credit losses and credit loss experience:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2005	2004	2005	2004

	(Dollars in millions)

Allowance for credit losses at beginning of period	$536	$508	$503	$520
Provision for credit losses	59	47	193	143
Charge-offs, net of recoveries (“net charge-offs”) [1]	(64)	(70)	(165)	(174)
Distribution of net assets to TFSA	-	-	-	(4)

Allowance for credit losses at end of period	$531	$485	$531	$485

1

Net of recoveries of $22 million and $16 million for the three months ended December 31, 2005 and 2004, respectively, and $61 million and $52 million for the nine months ended December 31, 2005 and 2004, respectively.

	December 31,	March 31,	December 31,
	2005	2005	2004

	(Dollars in millions)
Aggregate balances 60 or more days past due
Finance receivables	$304	$115	$177
Operating leases	37	17	27

Total	$341	$132	$204

Aggregate balances 60 or more days past due as a percentage of gross earning assets
Finance receivables	0.73%	0.30%	0.48%
Operating leases	0.31%	0.19%	0.32%
Total	0.63%	0.28%	0.45%

Allowance for credit losses as a percentage of gross earning assets
Finance receivables	1.19%	1.16%	1.12%
Operating leases	0.28%	0.65%	0.83%
Total	0.99%	1.06%	1.07%

Net charge-offs as a percentage of average gross earning assets [1]
Finance receivables	0.52%	0.63%	0.61%
Operating leases	0.13%	0.27%	0.26%
Total	0.44%	0.56%	0.55%
1	Net charge-off ratios have been annualized using nine-month results.

The Company experienced reductions in net charge-offs as a percentage of average gross earning assets resulting from decreases in the total number of contracts that defaulted (“frequency of occurrence”) partially offset by the increases in the average amount of loss per occurrence (“loss severity”). Frequency of occurrence as a percentage of average outstanding contracts decreased from 2.22% during the nine months ended December 31, 2004 to 1.64% during the nine months ended December 31, 2005. Loss severity increased 2% from the nine months ended December 31, 2004 to the nine months ended December 31, 2005. The improvement in the frequency of occurrence resulted, in large part, from favorable economic conditions, as evidenced by improvements in the unemployment rate, lower industry delinquency rates, and the strong used vehicle market. Refer to the “Results of Operations – Residual Value Risk” section within this MD&A for further discussion of the used vehicle market. The increase in loss severity was primarily due to an increase in longer term contracts, which carry a higher loss severity.

The increase in 60-day delinquencies on the overall portfolio from March 2005 to December 2005 was primarily due to seasonal fluctuations and the higher risk associated with the increased retail contract volume acquired in fiscal 2004 and 2005, which reflected longer term contracts and a broader range of credit quality.

The overall allowance for credit losses increased from March 31 to December 31, 2005 primarily due to the broader range of credit quality within the retail and dealer financing portfolios and the growth in earning assets, partially offset by improvements in the credit quality of the operating lease portfolio. During the second quarter of fiscal 2006, additional provision for credit losses of $32 million was recorded to cover probable credit losses due to Hurricanes Katrina and Rita. The additional provision for probable losses due to Hurricanes Katrina and Rita was established based upon management’s estimate of probable loss. This estimate was based on projected rates of delinquency, repossession, and charge-off emerging from the impacted areas. Management does not expect that the impact of Hurricanes Katrina and Rita will have a material adverse effect on the Company’s earning assets.

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

Outlook

Although the Company’s net charge-offs as a percentage of average gross earning assets through December 31, 2005 have trended favorably, the Company experienced an increase in 60-day delinquencies through December 31, 2005. This increase is expected to result in an increase in net charge-offs. In addition, the Company’s recent contract volume reflects growth in longer term retail contracts, as well as growth in retail receivables with a broader range of credit quality, and this pattern is expected to continue. These factors increase the level of credit risk assumed by the Company. As a result of the above factors, management anticipates an increase in delinquencies and net charge-offs as a percentage of the earning assets portfolio.

Selected Insurance Operations Results

The discussion of the Company’s overall results of operations within this MD&A includes the general results of operations of the insurance segment. Certain revenues and expenses specific to the Company’s insurance operations are discussed below.

	Three Months Ended December 31,		% Change	Nine Months Ended December 31,		% Change

	2005	2004		2005	2004

	(Dollars in millions)

Contract revenues and earned premiums	$48	$41	17%	$140	$120	17%
Commissions and fees	24	22	9%	73	65	12%

Insurance premiums earned and contract revenues[1]	$72	$63	14%	$213	$185	15%

Insurance losses and loss adjustment expenses	$26	$25	4%	$85	$78	9%

Agreement volume (units)	282,000	275,000	3%	946,000	844,000	12%
Agreements in force (units)	3,829,000	3,332,000	15%	3,829,000	3,332,000	15%

1	Certain prior period amounts have been reclassified to conform to the current period presentation.

Contract revenues and earned premiums for the three and nine months ended December 31, 2005 increased when compared with the same periods in the prior year primarily due to increased contract volume and agreements in force and prior year contract rate increases. Commissions and fees increased primarily due to the increases in agreement volume.

Insurance losses and loss adjustment expenses for the three and nine months ended December 31, 2005 increased when compared with the same periods in the prior year primarily due to an increase in the number of agreements in force and in the average loss per claim (“claim severity”), partially offset by a decrease in the percentage of risk based contracts in force incurring a loss (“loss frequency”). Claim severity increased by 17% and 23% from the three and nine months ended December 31, 2004 to the three and nine months ended December 31, 2005, respectively. Average monthly loss frequency decreased from 0.70% and 0.75% for the three and nine months ended December 31, 2004 to 0.55% and 0.59% for the three and nine months ended December 31, 2005, respectively.

Use of Derivative Instruments

Business Use of Derivative Instruments

The Company’s assets consist primarily of U.S. dollar denominated fixed rate receivables. The Company’s liabilities consist primarily of fixed and floating rate debt which is issued in the global capital markets. In order to maintain a conservative liquidity profile, the life of the Company’s debt is typically longer than the life of the Company’s assets. Upon the issuance of fixed rate debt, the Company generally elects to enter into pay-float interest rate swaps. The interest rate risk arising from the mismatch in the re-pricing of assets relative to liabilities is managed via pay-fixed swaps and purchased interest rate caps which are executed on a portfolio basis. The currency exposure related to non-U.S. dollar denominated debt is economically hedged at issuance, using cross currency interest rate swaps, currency basis swaps, or a combination of interest rate swaps coupled with currency basis swaps to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments.

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

The Company categorizes derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”). The Company elects at inception whether to designate a derivative as a hedge accounting derivative. That designation may change based on management’s intentions and changing circumstances. Hedge accounting derivatives are comprised of pay-float interest rate swaps and cross currency interest rate swaps. Non-hedge accounting derivatives are comprised of pay-fixed interest rate swaps, de-designated pay-float interest rate swaps, pay-float interest rate swaps for which hedge accounting has not been elected, interest rate caps, and currency basis swaps. De-designation of hedge accounting derivatives is further discussed below.

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

The Company’s goal is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities. The Company uses non-hedge accounting derivatives, specifically pay-fixed interest rate swaps and interest rate caps, to manage this exposure. The use of these non-hedge accounting derivatives to mitigate interest rate risk has historically resulted in significant volatility in the net result from non-hedge accounting. This volatility arises from the accounting treatment of these non-hedge accounting derivatives, which requires that changes in their fair value be reflected in the Consolidated Statement of Income. The Company addresses this volatility by de-designating certain pay-float interest rate swaps (previously treated as hedge accounting derivatives) that have offsetting economic characteristics to the non-hedge accounting derivatives or by electing not to designate certain pay-float interest rate swaps in a hedging transaction. The Company employs analytical measures such as duration and Value at Risk to identify whether to de-designate a hedge accounting derivative or to not elect hedge accounting.

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

Management’s expectation is that the combination of the changes in fair values of de-designated derivatives with those of non-hedge accounting derivatives will continue to reduce volatility on a quarterly basis. Management does not engage in de-designation with a view as to the favorable or unfavorable impact on the results of operations. De-designation has resulted in lower losses in the net result from non-hedge accounting in certain quarters and in lower gains in the net result from non-hedge accounting in other quarters. These decreases represent reductions in volatility in the net result from non-hedge accounting. The impact of de-designation on the results of operations was a reduction in the volatility in net result from non-hedge accounting of approximately $46 million, $22 million, and $10 million for the quarters ended June 30, September 30, and December 31, 2005, respectively, and approximately $179 million, $78 million, and $38 million for the quarters ended June 30, September 30, and December 31, 2004, respectively. Management evaluates the reduction of volatility on a quarterly basis only, and does not aggregate or net these quarterly reductions for the nine month period.

Derivative Assets and Liabilities

The following table summarizes the Company’s derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

	December 31,	March 31,
	2005	2005

	(Dollars in millions)

Derivative assets	$1,358	$2,440
Collateral held [1]	402	982

Derivative assets, net of collateral	$956	$1,458

Derivative liabilities	$117	$23

1

Represents cash received under reciprocal collateral arrangements that the Company has entered into with certain derivative counterparties as described in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

The following table summarizes the composition of the Company’s derivatives portfolio:

	Notionals:			Fair value of :

	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities

	(Dollars in millions)
December 31, 2005
Pay-float swaps [1]	$12,441	$14,516	$26,957	$1,173	($394)
Pay-fixed swaps	-	38,376	38,376	458	(4)
Interest rate caps	-	550	550	8	-
Counterparty netting	-	-	-	(281)	281

Total	$12,441	$53,442	$65,883	$1,358	($117)

March 31, 2005
Pay-float swaps [1]	$11,532	$14,859	$26,391	$2,205	($173)
Pay-fixed swaps	-	30,611	30,611	383	(10)
Interest rate caps	-	800	800	12	-
Counterparty netting	-	-	-	(160)	160

Total	$11,532	$46,270	$57,802	$2,440	($23)

1	Includes cross-currency interest rate swaps and currency basis swaps.

Interest Expense

The following table summarizes the components of interest expense:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

	(Dollars in millions)

Interest expense on debt	$471	$289	$1,286	$822
Amortization of basis adjustments on debt	(24)	(42)	(93)	(140)
Net interest realized on hedge accounting derivatives	13	(26)	(21)	(143)
Amortization of debt issue costs	10	11	32	33
Ineffectiveness related to hedge accounting derivatives	5	(4)	3	(9)

Interest expense excluding non-hedge accounting results	$475	$228	$1,207	$563
Net result from non-hedge accounting	(37)	(84)	(117)	(103)

Total interest expense	$438	$144	$1,090	$460

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper. The increase for the three and nine months ended December 31, 2005 when compared with the same periods in the prior year was due primarily to increases in market interest rates on unsecured debt and commercial paper issuances, as well as higher outstanding debt balances.

The amortization of basis adjustments on debt is primarily due to the recognition of amortization related to the fair value adjustments on debt for terminated fair value hedging relationships. As discussed in the “Results of Operations – Use of Derivative Instruments” section within this MD&A, the de-designation of the hedge accounting derivatives resulted in the termination of fair value hedging relationships. As a consequence of these terminations, the fair value adjustments to the hedged items continue to be reported as part of the basis of the debt and are amortized to interest expense over the life of the debt. The decrease in amortization for the three and nine months ended December 31, 2005 as compared to the prior year periods was due to maturities during fiscal 2005 of debt associated with previously terminated fair value hedging relationships.

Net interest realized on hedge accounting derivatives represents net interest on pay-float swaps for which hedge accounting has been elected. The change for the three and nine months ended December 31, 2005 when compared with the same periods in the prior year was due to the rise in short-term interest rates, primarily three-month LIBOR.

The following table summarizes the components of the Company’s net result from non-hedge accounting, which is included in interest expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

	(Dollars in millions)
	Loss (Gain)

Currency basis swaps unrealized loss (gain)	$24	($134)	$126	($147)
Foreign currency transaction (gain) loss	(23)	133	(127)	146
Net interest realized on non-hedge accounting derivatives	(80)	(29)	(187)	(43)
Unrealized loss (gain) on non-hedge accounting derivatives:
Interest rate swaps	40	(36)	65	(38)
Interest rate caps	2	(2)	5	(4)
Other	-	(16)	1	(17)

Net result from non-hedge accounting	($37)	($84)	($117)	($103)

Currency basis swaps are used in combination with interest rate swaps to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments. The Company has elected hedge accounting for the interest rate swaps and debt but has elected not to apply hedge accounting for the currency basis swaps. The loss in the fair value of the currency basis swaps for the three and nine months ended December 31, 2005 compared to prior periods was primarily due to the strengthening of the U.S. dollar against certain other currencies during the three and nine months ended December 31, 2005.

The foreign currency transaction gains or losses relate to foreign currency denominated debt where hedge accounting has been applied only for interest rate risk. The gains recognized for the three and nine months ended December 31, 2005 compared to prior periods were primarily due to the strengthening of the U.S. dollar against certain other currencies during the three and nine months ended December 31, 2005. These foreign currency transaction gains or losses offset the unrealized gains or losses on the currency basis swaps discussed above.

Net interest realized on non-hedge accounting derivatives represents net interest on pay-fixed swaps and non-hedge accounting pay-float swaps. For the three and nine months ended December 31, 2005, the favorable change in net interest on non-hedge accounting derivatives when compared to the same periods in the prior year was primarily due to the impact of the rise in three-month LIBOR, resulting in higher interest payments received on pay-fixed swaps, partially offset by higher interest payments made on pay-float swaps.

The unrealized loss on non-hedge accounting derivatives for the three and nine months ended December 31, 2005 was primarily due to the impact of the rise in market interest rates on pay-float swaps and the passage of time on pay-fixed swaps with less than one year to maturity. This unrealized loss was partially offset by unrealized gains on pay-fixed swaps with more than one year to maturity due to the rise in the two- and three-year swap rates.

Refer to the “Results of Operations – Use of Derivative Instruments” section within this MD&A for further discussion of the Company’s use of derivatives.

Investment and Other Income

The following table summarizes the Company’s investment and other income:

	Three Months Ended December 31,		% Change	Nine Months Ended December 31,		% Change

	2005	2004		2005	2004

	(Dollars in millions)

Income from retained interests	$5	$11	(55%)	$17	$40	(58%)
Servicing fee income	2	5	(60%)	9	20	(55%)

Investment income from securitizations	7	16	(56%)	26	60	(57%)

Investment income from marketable securities	13	11	18%	29	23	26%
Realized gains on marketable securities	4	1	300%	5	7	(29%)
Other income	16	5	220%	41	10	310%

Investment and other income	$40	$33	21%	$101	$100	1%

Investment and other income for the three months ended December 31, 2005 increased primarily due to higher other income and realized gains on marketable securities, partially offset by lower investment income from securitizations. Investment and other income for the nine months ended December 31, 2005 remained relatively consistent primarily due to higher other income and investment income from marketable securities, partially offset by lower investment income from securitizations.

The increase in other income for the three and nine months ended December 31, 2005 when compared to the same periods in the prior year is due to an increase in interest income on cash held in excess of the Company’s immediate funding needs and, to a lesser extent, other income from the August 2005 sale of previously charged-off vehicle retail and lease contracts. The increase in excess cash interest income is due to both higher average balances outstanding and higher yield.

Investment income from securitizations for the three and nine months ended December 31, 2005 decreased when compared with the same periods in the prior year due to a reduction in the average outstanding balance of securitization pools as a result of the amortization of the related receivables. The outstanding balance of securitized retail finance receivables serviced by the Company decreased from $1,956 million at March 31, 2005 to $834 million at December 31, 2005.

Realized gains on marketable securities are net of impairment losses of $2 million and $3 million for the three and nine months ended December 31, 2005, respectively, and $2 million for the nine months ended December 31, 2004. At December 31, 2005, there were no marketable securities in the Company’s available for sale portfolio with unrealized losses that have been in an unrealized loss position for more than a year.

Operating and Administrative Expenses

	Three Months Ended			Nine Months Ended
	December 31		% Change	December 31		% Change

	2005	2004		2005	2004

	(Dollars in millions)

Employee expenses	$77	$76	1%	$227	$211	8%
Operating expenses	83	84	(1%)	240	234	3%
Insurance dealer incentive expenses	18	11	64%	49	30	63%

Total operating and administrative expenses	$178	$171	4%	$516	$475	9%

The increase in operating and administrative expenses for the three and nine months ended December 31, 2005 when compared to the same periods in the prior year was primarily due to an increase in insurance dealer incentive expenses, employee expenses incurred to support overall business growth, and expenses related to new technology development. The Company expects operating and administrative expenses to continue to increase as a result of expenses incurred under its technology initiative and general business growth; however, expenses as a percentage of average earning assets are expected to decrease in fiscal 2007. Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC. Refer to Note 9 – Related Party Transactions of the Notes to Consolidated Financial Statements for further details.

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

As described in the “Results of Operations – Operating and Administrative Expenses” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, during fiscal 2004 the Company launched a multi-year initiative to replace its major legacy transaction systems. The Company completed the replacement of its insurance claims processing module and wholesale transaction system during fiscal 2005. Additional enhancements to these systems are expected to continue.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the outstanding components of the Company’s funding sources.

	December 31,	March 31,
	2005	2005

	(Dollars in millions)
Commercial paper	$11,664	$10,397
Unsecured term debt [1]	35,635	31,360

Total debt	47,299	41,757
Off-balance sheet securitization	795	1,867

Total funding	$48,094	$43,624

1

Includes carrying value adjustments of $754 million at December 31, 2005 and $1,981 million at March 31, 2005. The carrying value adjustment represents the effects of foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships, as described in Note 6 – Debt of the Notes to Consolidated Financial Statements.

The Company does not rely on any one source of funding and may choose to realign its funding activities depending upon market conditions, relative costs, and other factors. The Company believes that its funding sources, combined with operating and investing activities, will provide sufficient liquidity to meet future funding and business growth requirements.

For liquidity purposes, the Company holds cash in excess of its immediate funding needs. These excess funds are invested in short-term highly liquid and investment grade money market instruments, which provide liquidity for the Company’s short-term funding needs and flexibility in the use of its other funding sources. The Company maintained excess funds ranging from $549 million to $2,734 million during the three months ended December 31, 2005, with an average balance of $1,622 million.

Commercial Paper

Commercial paper outstanding under the Company’s commercial paper programs ranged from $11,579 million to $13,947 million during the three months ended December 31, 2005, with an average outstanding balance of $12,802 million. The Company’s commercial paper programs are supported by the liquidity facilities discussed later in this section. As an issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”) and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), the Company believes it has ample capacity to meet its short-term requirements.

Unsecured Term Debt

The following table summarizes the components of the Company’s unsecured term debt at par value:

	U.S. dollar medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Total unsecured term debt

	(Dollars in millions)

Balance at March 31, 2005[1]	$11,973	$14,541	$2,819	$29,333
Issuances during the nine months ended December 31, 2005	6,810	2,763	393	9,966
Payments during the nine months ended December 31, 2005	(1,962)	(2,453)	-	(4,415)

Balance at December 31, 2005[1]	$16,821	$14,851	$3,212	$34,884

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

During the nine months ended December 31, 2005, the Company issued the equivalent of approximately U.S. $2,763 million fixed and floating rate notes under the EMTN program. These notes were issued in U.S. dollars, euros, British pounds sterling, Japanese yen, Australian dollars, Mexican pesos and Icelandic kronur, had terms to maturity ranging from approximately two years to approximately fifteen years, and had interest rates at the time of issuance ranging from 0.55% to 9.75%. Concurrent with the issuance of non-U.S. dollar denominated notes, the Company entered into cross currency interest rate swap agreements to convert these notes to U.S. dollar denominated payments.

During the month ended January 31, 2006, the Company issued or committed to issue the equivalent of approximately U.S. $1,238 million fixed rate notes under the EMTN program. These notes were or will be issued in U.S. dollars, Australian dollars, Japanese yen and British pounds sterling, have terms to maturity ranging from approximately 2 years to 12 years, and have interest rates at the time of issuance or commitment ranging from 1.50% to 5.50%. In addition, during the month ended January 31, 2006, the Company committed to issue the equivalent of approximately U.S. $390 million fixed rate notes in a stand alone Eurobond offering. These notes will be issued in Swiss francs, will mature in 6 years, and will bear interest at a rate of 2.00%. Concurrent with the issuance of non-U.S. dollar denominated notes, the Company entered or will enter into cross currency interest rate swap agreements to convert these notes to U.S. dollar denominated payments.

All unsecured term debt was issued with original maturities ranging from greater than one year to approximately thirty years. The remaining maturities of unsecured term debt outstanding at December 31, 2005 ranged from less than one year to approximately thirty years.

The Company maintains a $15,021 million shelf registration with the Securities and Exchange Commission to provide for the issuance of debt securities in the U.S. capital markets, under which $1,655 million was available for issuance at January 31, 2006. Under the Company’s EMTN program, which provides for the issuance of debt securities in the international capital markets, the maximum aggregate principal amount authorized to be outstanding at any time is $20,000 million or the equivalent in other currencies, of which $4,561 million was available for issuance at January 31, 2006. The U.S. dollar and EMTN programs may be expanded from time to time to allow for the continued use of these sources of funding. In addition, the Company may issue bonds in the international capital markets that are not issued under its U.S. dollar or EMTN programs.

Securitization

The Company’s securitization program represents an additional source of liquidity, as the Company currently owns approximately $32,898 million in potentially securitizable retail finance receivables. The Company did not execute any securitization transactions during the nine months ended December 31, 2005. Refer to the “Off-Balance Sheet Arrangements” section in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 for further discussion about the Company’s securitization program.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, the Company maintains syndicated bank credit facilities with certain banks.

The following table summarizes the Company’s credit facilities:

	TMCC		TCPR		Total

	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
	2005	2005	2005	2005	2005	2005

	(Dollars in millions)
364-day syndicated bank credit facilities– committed	$2,767	$2,767	$133	$133	$2,900	$2,900
5-year syndicated bank credit facility– committed	3,933	3,933	267	267	4,200	4,200
Letters of credit facilities– uncommitted	55	55	-	-	55	55

Total credit facilities	$6,755	$6,755	$400	$400	$7,155	$7,155

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at December 31 and March 31, 2005. No amounts were drawn on the committed facilities as of December 31 and March 31, 2005.

The syndicated bank credit facilities do not contain any material adverse change clauses or restrictive financial covenants that would limit the ability of TMCC or TCPR to borrow under their respective facilities.

Credit Ratings

As of January 31, 2006, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

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

Lending Commitments

A detailed description of the Company’s lending commitments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. While the majority of these credit facilities and financing arrangements are secured, approximately 17% of the Company’s lending commitments at December 31, 2005 were unsecured. In addition to these lending commitments, the Company has also extended $6,898 million and $6,219 million of wholesale financing lines not considered to be contractual commitments at December 31 and March 31, 2005, respectively of which $4,102 million and $3,954 million were outstanding at December 31 and March 31, 2005, respectively.

Indemnification

Refer to Note 8 – Commitments and Contingent Liabilities of the Notes to Consolidated Financial Statements for a detailed description of agreements containing indemnification provisions. The Company has not made any material payments in the past as a result of these provisions, and as of December 31, 2005, the Company does not believe it is probable that it will be required to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of December 31, 2005.

Receivable Repurchase Obligations

Refer to Note 8 – Commitments and Contingent Liabilities of the Notes to Consolidated Financial Statements for a detailed description of the Company’s receivable repurchase obligations. No receivables were repurchased under these provisions during the nine months ended December 31, 2005 and 2004. The Company does not believe that it is probable that it will be required to make any material payments in the future and, as such, no amounts have been recorded under these obligations as of December 31 and March 31, 2005.

Advancing Requirements

Refer to Note 8 – Commitments and Contingent Liabilities of the Notes to Consolidated Financial Statements for a detailed description of the Company’s advancing requirements. Advances outstanding at December 31, 2005 and March 31, 2005 totaled $1 million and $5 million, respectively.

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

The risks included here are not exhaustive. Refer to the “Part II – Item 1A. Risk Factors” section of this Form 10-Q and the “Item 1. Business – Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 for further discussion regarding the Company’s exposure to risks. Additionally, new risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor to assess the impact such risk factors might have on the Company’s business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results. The Company will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

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

The VaR of the Company’s portfolio as of and for the nine months ended December 31, 2005 and the year ended March 31, 2005 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:

	As of December 31, 2005	Average for the Nine Months Ended December 31, 2005

Mean portfolio value	$9,128 million	$9,127 million
VaR	$131 million	$113 million
Percentage of the mean portfolio value	1.43%	1.24%
Confidence level	95%	95%

	As of March 31, 2005	Average for the Year Ended March 31, 2005

Mean portfolio value	$9,139 million	$8,587 million
VaR	$118 million	$82 million
Percentage of the mean portfolio value	1.29%	0.95%
Confidence level	95%	95%

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

A summary of the unrealized gains and losses on equity investments included in other comprehensive income in the Consolidated Balance Sheet assuming a 10% and 20% adverse change in market prices is presented below:

	December 31, 2005	March 31, 2005

	(Dollars in millions)

Carrying value	$366	$250
Fair market value	$436	$306
Unrealized gain, net of tax	$44	$35
Estimated 10% adverse change, net of tax	$17	$16
Estimated 20% adverse change, net of tax	($10)	($3)

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

Foreign Exchange Rate Risk

The Company issues debt in a variety of currencies, including, but not limited to, U.S. dollars, euros, British pounds sterling, Swiss francs, Japanese yen, Australian dollars, Mexican pesos and Icelandic kronur. As a matter of policy, currency exposure related to foreign currency debt is hedged at issuance through the execution of cross currency interest rate swaps or a combination of interest rate swaps coupled with currency basis swaps. Therefore, the Company believes that the market risk exposure to changes in currency exchange rates on its debt issuances is not material.

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

COUNTERPARTY CREDIT RISK

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at December 31, 2005, reduced by the effects of master netting agreements and collateral. At December 31, 2005, substantially all of the Company’s derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of “A” or better by NRSROs. The Company has not experienced a counterparty default and does not currently anticipate non-performance by any of its counterparties, and as such has no reserves related to non-performance as of December 31, 2005. In addition, many of the Company’s International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of the net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	December 31, 2005	March 31, 2005

	(Dollars in millions)
Credit Rating
AAA	$136	$493
AA	670	887
A	150	78

Total net counterparty credit exposure	$956	$1,458

The Company enters into reciprocal collateral arrangements with certain counterparties to mitigate its exposure to the credit risk associated with the respective counterparty. A valuation of the Company’s position with the respective counterparty is performed at least once a month. If the market value of the Company’s net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of the counterparty’s net derivatives position with the Company exceeds a specified threshold, the Company is required to transfer cash collateral in excess of the threshold to the counterparty. The Company’s ISDA Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet. At December 31 and March 31, 2005, the Company held a net $402 million and $982 million, respectively, in collateral from counterparties, which is included in cash and cash equivalents in the Consolidated Balance Sheet. The Company is not required to hold the collateral in a segregated account. The decrease in the collateral held was in line with the strengthening of the U.S. dollar against certain other currencies during the nine months ended December 31, 2005 discussed in “Results of Operations – Interest Expense” section of the MD&A.

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month and nine-month periods ended December 31, 2005 and 2004, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated February 10, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

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

•

Application of FAS 133 and FAS 52: Upon identifying the material weakness relating to the application of FAS 133 and FAS 52 to its derivatives and hedging activities, the Company launched a comprehensive review of its accounting policies for its debt and related derivatives and made the necessary changes to those policies. Additionally, the Company hired a manager dedicated to the development, documentation, and proper application of the Company’s accounting policies (the “Accounting Policies Manager”), who joined the Company in the first quarter of fiscal 2006. The Accounting Policies Manager, having expertise in the application of FAS 133 and FAS 52, is assisting in the proper accounting for transactions in the Company’s derivatives portfolio. Management believes that existing policies and procedures combined with heightened management oversight and review and its current technology systems are sufficient to accurately account for current transactions. Management observed the controls functioning as designed during the fourth quarter of fiscal 2005 and the first three quarters of fiscal 2006 but believes that further evaluation time is necessary to ensure the controls are operating effectively and that the material weakness has been remediated.

•

Policies and Procedures Supporting the Accounting for, and Reporting and Monitoring of, Derivatives and Hedging Activities: In conjunction with the changes made to the Company’s policies for FAS 133 and to address the material weakness in its policies and procedures supporting the accounting for, and reporting and monitoring of, derivative and hedging activities, the Company reevaluated its processes and procedures for forecasting derivative and hedging results and the uses of such forecasts as a control. Additionally, the Company reevaluated its supervisory and review controls as they relate to financial reporting of derivatives and hedging activities. The Company developed a set of analytical tools to enhance the closing process and help ensure accuracy of such financial results. During the second quarter of fiscal 2006, management identified an additional control procedure that was necessary to accurately account for these types of transactions. This new control procedure was required to remediate a control deficiency that resulted in an adjustment recorded by the Company to properly reflect the results of operations for the three and six months ended September 30, 2005. Management observed the controls functioning as designed during the third quarter of fiscal 2006, but believes that further evaluation time is necessary to ensure the controls are operating effectively and that the material weakness has been remediated.

•

Underlying Technology Systems Used to Support FAS 133 Accounting: The implementation of the processes and controls described above also enhanced management’s review of the information generated by the underlying technology systems used to support FAS 133 accounting for derivatives and hedging activities. Management believes that the pending remediation of the material weakness in the Company’s policies and procedures supporting the accounting for, and reporting and monitoring of, derivatives and hedging activities will remediate the material weakness that exists related to the underlying technology used to support FAS 133 accounting. Management observed the controls functioning as designed during the third quarter of fiscal 2006, but believes that further evaluation time is necessary to ensure the controls are operating effectively and that the material weakness has been remediated.

The information systems in this area rely heavily upon manual rather than automated system processes and controls. As a result, management believes that opportunities for stronger and more efficient controls exist. Accordingly, the Company intends to upgrade its technology systems to replace manual processes with automated system processes and controls. The Company has launched an initiative to identify a new treasury accounting system to support the accounting for its debt and automate the accounting for its derivatives portfolio. Management anticipates identifying the new technology system by the end fiscal 2006 and implementing the new system in fiscal 2007.

Preparation for Compliance with Section 404 of the Sarbanes Oxley Act of 2002

The Company is currently in the process of reviewing and formalizing the consolidated enterprise’s internal controls and procedures for financial reporting in accordance with the SEC’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002. These internal control requirements will be effective for the Company beginning in fiscal 2008. Changes have been and will be made to the Company’s internal controls over financial reporting as a result of these efforts. Other than the changes discussed above, there was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis, and will take further action as appropriate.

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

Fair Lending Class Actions

An alleged class action in the U.S. District Court – Central District of California, Baltimore v. Toyota Motor Credit Corporation filed in November 2000 claims that the Company’s pricing practices discriminate against African-Americans and Hispanics. Two additional cases pending in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit Corporation) filed in the Superior Court of California Alameda County in April 2003 and in the Superior Court of the State of California in August 2003, respectively, contain similar allegations claiming discrimination against minorities. The cases have been brought by various individuals. Injunctive relief is being sought in all three cases and the cases also include a claim for actual damages in an unspecified amount. The parties have reached an agreement to settle these cases. The settlement is pending approval by the court. Under the settlement, TMCC agreed to stop purchasing contracts with markups greater than amounts approved under the settlement and to include disclosures on its contracts that explain that the finance charge may be negotiable and that the dealer may keep part of the finance charge. TMCC also agreed to: (i) offer 850,000 pre-approved offers of credit (that cannot be marked up) to African-American and Hispanic consumers; (ii) contribute $750,000 to non-profit entities for consumer education purposes with a focus on minorities; (iii) pay $95,000 in damages; (iv) pay up to $10,600,000 in attorneys’ fees and costs; and (v) on submission of a valid claim, provide eligible class members with either a certificate of credit applicable to their next financing with TMCC in amounts ranging from $50 to $400 or a check in amounts ranging from $25 to $225, depending upon the amount of their payment over the applicable buy rate or, in certain circumstances, the time their contracts were assigned to TMCC. TMCC is fully reserved for this settlement.

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

ITEM 1A. RISK FACTORS

The Company is exposed to certain risks and uncertainties that could have a material adverse impact to the Company’s financial condition and operating results. As of December 30, 2005, there have been no material changes to the risk factors as described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, except as described below.

Risk of Catastrophes

The Company’s business is exposed to the risk of catastrophes, including natural events, such as hurricanes, tornados, earthquakes and fires, and other events, such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. These events, such as the recent natural disasters caused by Hurricanes Katrina and Rita, may affect consumer spending in the vicinity of the disasters and in the U.S. overall and may otherwise adversely affect the Company’s business, earnings or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There is nothing to report with regard to this item.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There is nothing to report with regard to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

The Company believes that it has filed all reports on Form 8-K required to be filed during the third quarter of the fiscal year covered by this Form 10-Q. The Company is filing an Amended Summary of Salary and Bonus for the named executive officers as an exhibit to this Form 10-Q which includes information regarding an additional bonus awarded to one of the named executive officers. The Company does not believe that this transaction constitutes a material amendment to the existing employment arrangements of this executive officer requiring the filing of a Current Report on Form 8-K; however, the Company has elected to include the information in the exhibit as part of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

See Exhibit Index on page 52.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION

(Registrant)

Date:  February 10, 2006                                                                                              By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	February 10, 2006	By	/S/ JOHN F. STILLO

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