Form 10-K
period 2006-03-31
TOYOTA MOTOR CREDIT CORP
filed 2006-06-12
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 1-9961
TOYOTA MOTOR CREDIT CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3775816 (I.R.S. Employer Identification No.)

19001 S. Western Avenue Torrance, California (Address of principal executive offices)	90509 (Zip Code)

Registrant's telephone number, including area code: (310) 468-1310
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

4.40% Fixed Rate Medium-Term Notes, Series B due October 1, 2008	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
(Title of class)
             None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes__  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No__

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

Large accelerated filer __   Accelerated filer __    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __ No ☒

As of April 30, 2006, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Documents incorporated by reference:  None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-K
For the fiscal year ended March 31, 2006

 PART I

ITEM 1. BUSINESS

GENERAL

Toyota Motor Credit Corporation (“TMCC”) was incorporated in California in 1982 and commenced operations in 1983. TMCC and its consolidated subsidiaries, collectively referred to herein as the “Company”, are wholly-owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation. TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation. TFSC manages TMC’s worldwide finance operations. TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services.

The Company provides a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers in the United States (excluding Hawaii) (“U.S.”) and Puerto Rico. The Company also provides finance products to commercial and industrial equipment dealers (“industrial equipment dealers”) and their customers. The Company’s products fall primarily into the following finance and insurance product categories:

▪	Finance - The Company provides a broad range of finance products including retail financing, leasing, and dealer financing to vehicle and industrial equipment dealers and their customers.

▪
Insurance - Through a wholly-owned subsidiary, the Company provides marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers. The Company also provides coverage and related administrative services to certain affiliates.

The Company supports growth in earning assets through funding obtained in the capital markets as well as funds provided by operating activities. Refer to the “Liquidity and Capital Resources” section of Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for a detailed discussion of the Company’s funding activities. A more detailed description of the products and services offered by the Company is contained within this Business section. Refer to Note 17 - Segment Information of the Notes to Consolidated Financial Statements for financial information including assets, revenues, and net income generated by these segments.

The Company primarily acquires and services finance, lease and insurance contracts from vehicle dealers through 30 dealer sales and services offices (“DSSOs”) located throughout the U.S. and three regional customer service centers (“CSCs”) and from industrial equipment dealers through a corporate department located at the Company’s headquarters in Torrance, California. The DSSOs primarily support vehicle dealer financing needs by providing services such as acquiring finance and lease contracts from vehicle dealers, financing inventories, and financing other dealer activities and requirements such as business acquisitions, facilities refurbishment, real estate purchases and working capital requirements. The DSSOs also provide information and support for the Company’s finance and insurance products sold in the U.S. The CSCs support customer account servicing functions such as collections, lease terminations, and administration of retail and lease customer accounts. The Central region CSC also supports insurance operations by providing customer service and handling claims processing. Refer to “Item 2., Properties” for information on the geographical location of the DSSOs and CSCs.

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

Geographic Distribution of Operations

The Company’s primary finance and insurance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus vehicle dealers. Prior to fiscal 2005, the Company also conducted business in Mexico and Venezuela through wholly-owned subsidiaries and held a minority interest in a TFSC majority-owned subsidiary in Brazil. On April 1, 2004, the Company transferred substantially all of its interests in the Mexican and Venezuelan subsidiaries and its holdings in the Brazilian subsidiary to TFSA. Refer to Note 1 for further discussion of the terms and conditions of the transfer. The combined assets, liabilities and net losses of the Company’s international subsidiaries totaled less than 1% of each of the consolidated assets, liabilities and net income of the Company as of and for fiscal 2004. The Company also holds minority interests of $1 million in Toyota Credit Argentina S.A. and Toyota Compania Financiera de Argentina S.A., both TFSA majority-owned subsidiaries in Argentina.

As of March 31, 2006, approximately 23% of managed vehicle retail and lease assets were located in California, 9% in Texas, 7% in New York, and 6% in New Jersey. Any material adverse changes to California’s, Texas’, New York’s or New Jersey’s economy could have an adverse effect on the Company’s financial condition and results of operations.

FINANCE OPERATIONS

The Company provides retail financing, leasing, wholesale financing, and certain other financial products and services to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchised dealers and their customers in the U.S. and the Commonwealth of Puerto Rico as described under Item 1., “Business-General-Geographic Distribution of Operations”. The Company also offers financing for various industrial and commercial products such as forklifts, light and medium-duty trucks, and electric vehicles. Gross revenues related to transactions with industrial equipment dealers contributed 4% to total gross revenues in each of fiscal 2006, 2005 and 2004.

The table below summarizes the Company’s financing revenues by primary product.

	Years Ended March 31,
	2006	2005	2004
Percentage of total financing revenues:
Leasing [1]	55%	57%	61%
Retail financing	37%	37%	34%
Dealer financing	8%	6%	5%
Total financing revenues	100%	100%	100%

1 Leasing revenues are shown gross of depreciation on operating leases. Leasing revenues net of depreciation on operating leases represent 27%, 29%, and 34%, of total net financing revenues for fiscal 2006, 2005, and 2004, respectively.

Lease Financing

The Company acquires new vehicle and industrial equipment lease contracts originated primarily through Toyota and Lexus vehicle dealers and industrial equipment dealers. Lease contracts to be acquired are evaluated against the Company’s credit standards and, if approved, the Company acquires the lease contracts and concurrently assumes ownership of the leased vehicles or industrial equipment. The Company views its lease arrangements, including its operating leases, as financing transactions as it does not seek to re-lease the vehicles or equipment upon default or at lease termination. The Company is responsible for contract administration and collection during the lease period. The Company uses a behavioral-based collection strategy to minimize risk of loss and employs various collection methods. The Company is permitted to take possession of vehicles or industrial equipment upon lessee default and has the right to enforce collection actions against the lessee. Upon default, the Company sells the vehicles or equipment through vehicle and industrial equipment dealers or auctions.

The Company is also responsible for the residual value of the leased asset if the lessee, vehicle dealer, or industrial equipment dealer does not purchase the asset at lease maturity. At the end of the lease term, lease customers have the option to purchase the leased asset at the contractual residual value or return the leased asset to the vehicle or industrial equipment dealer. If the leased asset is returned to the vehicle or industrial equipment dealer, the vehicle or industrial equipment dealer has the option of purchasing the leased asset or returning it to the Company. In an effort to minimize losses incurred at lease maturity, the Company has developed remarketing strategies to maximize proceeds and minimize disposition costs on used vehicles and industrial equipment sold at lease termination. The Company uses various channels to sell vehicles returned at lease maturity. Refer to the “Results of Operations- Residual Value Risk” section of the MD&A for further discussion of the Company’s remarketing activities. Industrial equipment returned by the lessee or industrial equipment dealer is sold through authorized Toyota industrial equipment dealers or wholesalers using a bidding process.

The Company may experience a higher risk of loss if customers fail to maintain required insurance coverage. The Company’s vehicle lease contracts require lessees to maintain minimum liability insurance and physical damage insurance covering loss or damage to the leased vehicle in an amount not less than the full value of the vehicle. TMCC monitors ongoing insurance compliance only in certain vicarious liability states. Due to recently-enacted federal law, states are no longer permitted to impose unlimited vicarious liability on lessors of leased vehicles. TMCC continues to monitor the impact of the repeal of unlimited vicarious liability. At this time, TMCC has not modified its insurance compliance monitoring programs as a result of this law. Refer to the “Regulatory Environment” section of this Business section for further discussion of this issue.

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

Retail Financing

The Company acquires new and used vehicle and industrial equipment finance contracts primarily from Toyota, Lexus and, to a lesser extent, other domestic and import franchised dealers and industrial equipment dealers. Finance contracts to be acquired are evaluated against the Company’s credit standards and, if approved, the Company acquires the finance contracts and a security interest in the vehicle or industrial equipment that is financed under the contract. Thereafter, the Company has responsibility for contract administration and collection. The Company uses a behavioral-based collection strategy to minimize risk of loss and employs various collection methods. Upon commencement of the contracts, the Company perfects its security interests through Uniform Commercial Code (“UCC”) filings in the vehicles or industrial equipment financed and has the right to repossess the assets if customers fail to meet contractual obligations and the right to enforce collection actions against the obligors under the contracts. Upon default, the Company sells the vehicles or industrial equipment through vehicle or industrial equipment dealers or physical auctions. Repossessed vehicles are sold through a variety of distribution channels, similar to the sale of vehicles returned at lease end. Refer to the “Results of Operations- Residual Value Risk” section of the MD&A for further discussion of the Company’s remarketing activities.

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

Dealer Financing

Dealer financing is comprised of wholesale financing and other financing options designed to meet dealer business needs.

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

TMCC and Toyota Motor Sales, U.S.A., Inc. (“TMS”), an affiliate of the Company, have entered into an Amended and Restated Repurchase Agreement. This agreement states that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing. The Company also entered into similar agreements with Toyota Material Handling, U.S.A., Inc. (“TMHU”), Hino Diesel Trucks, U.S.A., Inc, (“HINO”) and other domestic and import manufacturers. TMHU is the primary distributor of Toyota lift trucks in the U.S. and HINO is the exclusive U.S. distributor of commercial trucks manufactured by Hino Motors Ltd. of Japan.

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

Customer Concentration

At March 31, 2006, the 25 largest aggregate outstanding vehicle and industrial equipment dealer receivables totaled $2.452 billion, or 4.5% of net earning assets. Additionally, at March 31, 2006, the Company was committed to $3.848 billion under various funding facilities to these 25 largest vehicle and industrial equipment dealers or dealer groups, which, if entirely funded, would represent 7.0% of net earning assets. All of these receivables were current as of March 31, 2006. Adverse changes in the business or financial condition of a vehicle or industrial equipment dealer or dealer group to whom the Company has extended a substantial amount of financing or commitments, in particular when the financing is unsecured or not secured by realizable assets, could result in a material adverse effect on the Company’s financial condition and results of operations.

INSURANCE OPERATIONS

TMCC markets its insurance products through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly-owned subsidiary. The principal activities of TMIS and its wholly-owned insurance company subsidiaries include marketing, underwriting, and claims administration related to covering certain risks of Toyota, Lexus, and other domestic and import franchise dealers and their customers. The primary business of TMIS consists of issuing vehicle service and maintenance contracts and guaranteed auto protection (“GAP”) agreements sold to customers by or through Toyota and Lexus vehicle dealers, and certain other domestic or import vehicle dealers. TMIS also provides coverage and related administrative services to certain affiliates of the Company.

Substantially all of the business conducted by TMIS is in connection with the sale of vehicles by related Toyota and Lexus vehicle dealers and certain other domestic or import vehicle dealers in the U.S. In addition, TMIS obtains a significant portion of vehicles service contract business by providing limited warranty coverage to TMS on certain pre-owned vehicles. Changes in the volume of vehicle sales, changes in vehicle dealers’ utilization of programs offered by TMIS, or changes in the level of coverage purchased by TMS could materially impact the level of TMIS operations. Gross revenues from insurance operations contributed 6%, 7% and 6% to total gross revenues for fiscal 2006, 2005 and 2004, respectively.

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

Wholesale Inventory

TMIS, through its wholly-owned subsidiary, provides insurance to TMCC covering Toyota, Lexus and certain other domestic and import vehicle dealers’ inventory financed by TMCC. TMIS has obtained reinsurance on the inventory insurance policy covering the excess of certain dollar maximums per occurrence and in the aggregate. Through reinsurance, TMIS limits its exposure to losses by obtaining the right to reimbursement from the assuming company for the reinsured portion of losses.

Other Products and Administrative Services

TMIS administers various other products and programs including prepaid maintenance programs covering Toyota, Lexus and certain other domestic and import vehicles. TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions. On all layers in which TMIS has provided coverage, 99% of the risk is ceded to various reinsurers. TMIS also provides administrative services to certain affiliates of the Company as discussed in Item 1., “Business - Relationships with Affiliates”.

RELATIONSHIPS WITH AFFILIATES

The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles and its ability to offer competitive financing in the U.S. TMS is the primary distributor of Toyota and Lexus vehicles in the U.S. Automobiles and light trucks sold by TMS during fiscal 2006, 2005 and 2004 totaled 2.3 million units, 2.1 million units, and 1.9 million units, respectively. During fiscal 2006, 2005, and 2004, Toyota and Lexus vehicles accounted for approximately 13.4%, 12.5%, and 11.4%, respectively, of all retail automobile and light and medium-duty truck unit sales volume in the U.S.

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

Subvention amounts received in connection with these programs typically approximate the amounts required by TMCC to maintain yields at levels consistent with standard program levels. The level of subvention program activity varies based on the Company’s and its affiliates’ marketing strategies, economic conditions, and level of vehicle sales. Subvention amounts received vary based on the mix of Toyota and Lexus vehicles and timing of programs and are earned over expected retail receivable and lease contract terms.

TMCC and TMS are parties to a Shared Services Agreement which covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided by each entity to the other. TMCC and TMS are also parties to an Amended and Restated Repurchase Agreement, which provides that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing. The Company is also a party to similar agreements with TMHU, HINO and other domestic and import manufacturers. TMHU is the primary distributor of Toyota lift trucks in the U.S. and HINO is the exclusive U.S. distributor of commercial trucks manufactured by Hino Motors Ltd. of Japan. TMCC and Toyota Financial Savings Bank, a Nevada thrift company owned by TFSA (“TFSB”), are parties to a Master Services Agreement under which TMCC provides a number of administrative and other services to TFSB. In exchange, TFSB supports TMCC’s customer and dealer strategy. In fiscal 2006, the Master Services Agreement between TMCC and TFSB was amended and restated to include a number of additional services to be provided to TFSB by TMCC and certain limited services to be provided to TMCC by TFSB. These agreements are further discussed in Note 16 - Related Party Transactions of the Notes to Consolidated Financial Statements.

Employees of TMCC, Toyota Credit de Puerto Rico Corp, and TMCC’s insurance subsidiaries are generally eligible to participate in the TMS pension plan, the Toyota Savings Plan sponsored by TMS, and various health and life and other post-retirement benefits sponsored by TMS, as discussed further in Note 13 - Pension and Other Benefit Plans of the Notes to Consolidated Financial Statements.

Credit support agreements exist between the Company and TFSC and TFSC and TMC. These agreements are further discussed in the “Liquidity and Capital Resources” section of the MD&A and Note 16 - Related Party Transactions of the Notes to Consolidated Financial Statements.

TMIS provides administrative services to TMS which are discussed in Note 16 - Related Party Transactions of the Notes to Consolidated Financial Statements. In addition, TMIS provides various levels and types of insurance coverage to TMS, including the certified pre-owned program. TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions. On all layers in which TMIS has provided coverage, 99% of the risk is ceded to various reinsurers.

COMPETITION

The Company operates in a highly competitive environment and competes with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations and finance companies. In particular, the Company faces intensified competition from credit unions that offer competitive interest rates for retail financing. The Company, to a lesser extent, competes with other automobile manufacturers’ affiliated finance companies that actively seek to purchase retail consumer contracts through Toyota and Lexus independent dealerships for retail financing and leasing. The Company competes with national and regional commercial banks and other automobile manufacturers’ affiliated finance companies for dealer financing. No single competitor is dominant in the industry. The Company competes primarily through service quality, its relationship with TMS, and financing rates. The Company seeks to provide exceptional customer service and competitive financing programs to its vehicle and industrial equipment dealers and to their customers. The Company’s relationship with TMS is an advantage in providing Toyota and Lexus financing for purchases or leases of Toyota and Lexus vehicles.

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

REGULATORY ENVIRONMENT

The finance and insurance operations of the Company are regulated under both federal and state law. The Company is governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth-in Lending Act, the Fair Credit Reporting Act and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act. A majority of states (as well as the Commonwealth of Puerto Rico) have enacted legislation establishing licensing requirements to conduct retail and other finance and insurance activities. Most states also impose limits on the maximum rate of finance charges. In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on the Company's operations in these states if the Company were unable to pass on increased interest costs to its customers. State laws also impose requirements and restrictions on the Company with respect to, among other matters, required credit application and finance and lease disclosures, late and other fees and charges, the right to repossess a vehicle for failure to pay or other defaults under the finance or lease contract, other rights and remedies the Company may exercise in the event of a default under the finance or lease contract, privacy matters and other consumer protection matters. In addition, state laws differ as to whether anyone suffering injury to person or property involving a leased vehicle may bring an action against the owner of the vehicle merely by virtue of that ownership. To the extent that applicable state law permits such an action, the Company may be subject to liability to such an injured party. However, the laws of most states either do not permit such suits or limit the lessor’s liability to the amount of any liability insurance that the lessee was required under applicable law to maintain (or, in some states, the lessor was permitted to maintain), but failed to maintain. The Company’s lease contracts in the U.S. contain provisions requiring the lessees to maintain levels of insurance satisfying applicable state law, and the Company maintains certain levels of contingent liability insurance for protection from catastrophic claims. TMCC monitors ongoing lease insurance compliance only in certain vicarious liability states. Due to recently-enacted federal law, states are no longer permitted to impose unlimited vicarious liability on lessors of leased vehicles. TMCC continues to monitor the impact of the repeal of unlimited vicarious liability. At this time, TMCC has not modified its insurance compliance monitoring programs as a result of this law. The Company encounters higher risk of loss if the customers fail to maintain the required insurance coverage.

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

EMPLOYEE RELATIONS

At April 30, 2006, the Company had approximately 2,940 full-time employees. The Company considers its employee relations to be satisfactory. The Company is not subject to any collective bargaining agreements with its employees.

ITEM 1A. RISK FACTORS

The Company is exposed to certain risks and uncertainties that could have a material adverse impact to the Company’s financial condition and operating results.

Sales of Toyota and Lexus Vehicles

The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles and its ability to offer competitive financing in the U.S. TMS is the primary distributor of Toyota and Lexus vehicles in the U.S. TMS also sponsors special rate retail financing and lease (“subvention”) programs offered by the Company in the U.S. on certain new and used Toyota and Lexus vehicles. The level of subvention varies based on TMS’s marketing strategies, economic conditions, and volume of vehicle sales. Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, changes in the level of TMS sponsored subvention programs, increased competition, or changes in pricing of imported units due to currency fluctuations or other events could impact the level of finance and insurance operations of the Company. To date, the level of sales of Toyota and Lexus vehicles has not restricted the Company’s operations. Refer to Item 1., “Business - Relationships with Affiliates” and Note 16 - Related Party Transactions of the Notes to Consolidated Financial Statements for further discussion regarding the Company’s relationship with TMS.

Credit Support

The Company’s credit ratings depend, in part, on the existence of the credit support arrangements discussed in the “Liquidity and Capital Resources-Credit Support Agreements” section of the MD&A and on the financial condition and operating results of TMC. Should the Company for any reason not have the benefit of these arrangements (or replacement arrangements acceptable to the rating agencies), or should the credit ratings of the credit support providers identified in such arrangements be lowered, the Company would expect that its credit ratings would be lower than its current ratings, leading to higher borrowing costs. However, the Company believes that the credit support arrangements will continue to be available.

Residual Value Risk

Residual value risk is the risk that the estimated residual value at lease origination will not be recoverable. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to the Company. A higher rate of vehicle returns exposes the Company to greater risk of loss at lease termination. Refer to the “Results of Operations- Residual Value Risk” section of the MD&A for further discussion regarding the Company’s exposure to this risk.

Credit Risk

Credit risk is the risk of loss arising from the failure of a customer or dealer to meet the terms of any contract with the Company or otherwise fail to perform as agreed. Refer to the “Results of Operations- Credit Risk” section of the MD&A for further discussion regarding the Company’s exposure to this risk.

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

The Company relies on internal and external information and technological systems to manage the Company’s operations and is exposed to risk of loss resulting from breaches in the security or other failures of these systems. Additionally, the replacement of the Company’s major legacy transaction systems and the migration of the Company’s data center as part of the technology initiative discussed in the “Results of Operations- Operating and Administrative Expenses” section of the MD&A could have a significant impact on the Company’s ability to conduct its core business operations and increase the Company’s risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information and transaction systems.

In order to monitor and manage operational risk, the Company maintains a framework of internal controls designed to provide a sound and well-controlled operational environment. However, as discussed more fully in Item 9A., “Controls and Procedures”, during fiscal 2005, the Company discovered certain material weaknesses in its disclosure controls and procedures. As a result of its remediation efforts, management believes these control deficiencies no longer constitute material weaknesses as of March 31, 2006.

However, due to the complexity of the Company’s business, the challenges inherent in implementing control structures across global organizations, new problems could be identified in the future, and management can provide no assurance that these problems will not have a material effect on the Company’s operations.

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

Counterparty Credit Risk

Counterparty credit risk is the risk that a counterparty may fail to perform on its contractual obligations in a derivatives contract. Refer to Item 7.A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding the Company’s exposure to this risk.

Factors Affecting Earnings

The Company’s earnings are affected by a variety of factors, including changes in the overall market for retail financing, leasing or dealer financing, changes in the level of sales of Toyota and Lexus vehicles in the U.S., rates of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rates of default by its customers, changes in the U.S. and international funding markets, the used vehicle market, levels of operating and administrative expenses, including, but not limited to, personnel costs and technology costs, general economic conditions in the U.S. and other factors.  Refer to “Competition” and “Regulatory Environment” in Item 1., “Business” for discussion regarding the Company’s exposure to risk of loss resulting from the competitive and regulatory environments. Refer to the MD&A for discussion of the Company’s exposure to credit risk, residual value risk. Refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding the Company’s exposure to market risk.

Competition

The Company operates in a highly competitive environment. Increases in competitive pressures could have an adverse impact on the Company’s contract volume, market share, revenues, and margins. Refer to Item 1., “Business - Competition” for further discussion of the competitive factors affecting the Company's business.

Risk of Catastrophes

The Company’s business is exposed to the risk of catastrophes, including natural events, such as hurricanes, tornados, earthquakes and fires, and other events, such as explosions, terrorist attacks and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. These events may affect consumer spending in the vicinity of the disasters in the U.S. and may otherwise adversely affect the Company’s business, earnings or financial condition.

Concentration of Customer Risk

The Company is exposed to customer concentration risk in certain states, as well as in the aggregation of the outstanding receivable balances of its 25 largest customers. Factors adversely affecting the economy in these states or any of its large vehicle and industrial equipment dealer receivables could have an adverse effect on the Company’s consolidated financial position or results of operations. Refer to “Geographic Distribution of Operations” and “Finance Operations-Dealer Financing-Customer Concentration” in Item 1., “Business” for further discussion regarding the Company’s exposure to this risk.

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

Reinsurance Credit Risk

Reinsurance credit risk is the risk that a reinsurer providing reinsurance coverage to the Company’s insurance subsidiary will be unable to meet its obligations under the agreement. The Company mitigates this risk by holding letters of credit on behalf of certain reinsurers which are available to the Company as collateral for reinsurance balances. In addition, the Company monitors the financial condition of its reinsurers and does not believe that it is exposed to any material credit risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments to report.

ITEM 2. PROPERTIES

The Company’s finance and insurance headquarters operations are located in Torrance, California.

Field operations for both finance and insurance are located in three regional customer service centers (“CSC”), three regional management offices and 30 dealer sales and service offices (“DSSO”) in cities throughout the U.S. Two of the DSSOs share premises with the regional customer services centers. All three of the regional management offices share premises with DSSO offices. The Central region CSC is located in Cedar Rapids, Iowa, and is leased from TMS. The Western region CSC is located in Chandler, Arizona. The Eastern region CSC is located in Owings Mills, Maryland. The Company also has offices in the Commonwealth of Puerto Rico. All premises are occupied under lease.

The Company believes that its properties are suitable to meet the requirements of its business.

ITEM 3. LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company’s business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims. However, based on information currently available, the advice of counsel, and established reserves, management of the Company expects that the ultimate liability resulting therefrom will not have a material adverse effect on the Company's consolidated financial statements. The Company cautions that the eventual development, outcome and cost of legal proceedings are by their nature uncertain and subject to many factors, including but not limited to, the discovery of facts not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company’s evaluation of the possible liability from existing litigation.

Fair Lending Class Actions

An alleged class action in the U.S. District Court - Central District of California, Baltimore v. Toyota Motor Credit Corporation filed in November 2000 claims that the Company’s pricing practices discriminate against African-Americans and Hispanics. Two additional cases pending in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit Corporation) filed in the Superior Court of California Alameda County in April 2003 and in the Superior Court of the State of California in August 2003, respectively, contain similar allegations claiming discrimination against minorities. The cases have been brought by various individuals. Injunctive relief is being sought in all three cases and the cases also include a claim for actual damages in an unspecified amount. The parties have reached an agreement to settle these cases. The settlement is pending approval by the court. Under the settlement, TMCC agreed to stop purchasing contracts with markups greater than amounts approved under the settlement and to include disclosures on its contracts that explain that the finance charge may be negotiable and that the dealer may keep part of the finance charge. TMCC also agreed to: (i) offer 850,000 pre-approved offers of credit (that cannot be marked up) to African-American and Hispanic consumers; (ii) contribute $750,000 to non-profit entities for consumer education purposes with a focus on minorities; (iii) pay $95,000 in damages; (iv) pay up to $10,600,000 in attorneys’ fees and costs; and (v) on submission of a valid claim, provide eligible class members with either a certificate of credit applicable to their next financing with TMCC in amounts ranging from $50 to $400 or a check in amounts ranging from $25 to $225, depending upon the amount of their payment over the applicable buy rate or, in certain circumstances, the time their contracts were assigned to TMCC. TMCC is fully reserved for this settlement.

There are also non-class action cases making similar claims in other jurisdictions. The Company believes that it has strong defenses to these claims.

New Jersey Consumer Fraud Action

An action in the New Jersey Superior Court, Jorge v. Toyota Motor Insurance Services (“TMIS”), filed in November 2002 claims that the TMIS Gold Plan Vehicle Service Agreement (“VSA”) is unconscionable on its face and violates the New Jersey Consumer Fraud Act. In September 2004, the case was certified as a class action consisting of all New Jersey consumers who purchased a TMIS Gold Plan VSA. The plaintiffs are seeking injunctive relief as well as actual damages and treble damages in an unspecified amount. In May 2005, the New Jersey Supreme Court issued a ruling granting TMIS' motion for leave to appeal the trial court's denial of TMIS' motion for summary judgment. A hearing before the Court of Appeals in this case was held on April 26, 2006 and TMIS is waiting for a written decision on this matter. The Company believes it has strong defenses to these claims.

Litigation is subject to many uncertainties and the outcome is not predictable. It is possible that the matters described above could be decided unfavorably to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

TMCC has omitted this section pursuant to Instruction I(2) of Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TMCC is a wholly-owned subsidiary of TFSA and, accordingly, all shares of the Company's stock are owned by TFSA. There is no market for TMCC's stock.

Dividends are declared and paid by the Company as determined by its Board of Directors. During fiscal 2006, the Company’s Board of Directors declared and paid a cash dividend of $115 million to TFSA. During fiscal 2005 and 2004, no dividends were declared or paid.

ITEM 6. SELECTED FINANCIAL DATA
	Years Ended March 31,

	(Dollars in millions)
INCOME STATEMENT DATA	2006	2005	2004	2003	2002
Financing revenues:
Operating lease	$2,726	$2,141	$2,049	$1,993	$1,870
Direct finance lease	138	169	291	409	512
Retail financing	1,915	1,506	1,284	1,172	958
Dealer financing	402	270	198	181	193
Total financing revenues	5,181	4,086	3,822	3,755	3,533

Depreciation on operating leases	2,027	1,579	1,561	1,502	1,480
Interest expense	1,502	670	578	1,249	1,014
Net financing revenues	1,652	1,837	1,683	1,004	1,039

Insurance premiums earned and contract revenues	288	251	212	186	175
Investment and other income	116	139	196	182	100
Net financing revenues	2,056	2,227	2,091	1,372	1,314
and other revenues

Provision for credit losses	305	230	351	604	263
Expenses:
Operating and administrative	712	650	583	537	527
Insurance losses and loss adjustment expenses	115	104	98	87	76
Total provision for credit losses and expenses	1,132	984	1,032	1,228	866
Income before provision for income taxes	924	1,243	1,059	144	448
Provision for income taxes	344	481	418	54	177
Net income	$580	$762	$641	$90	$271

	March 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)
BALANCE SHEET DATA

Finance receivables, net	$42,022	$37,608	$32,318	$26,328	$23,309
Investments in operating leases, net	$12,869	$9,341	$7,609	$7,946	$7,593
Total assets	$58,261	$50,676	$44,634	$39,001	$33,942
Debt	$48,708	$41,757	$36,854	$32,156	$27,020
Capital stock	$915	$915	$915	$915	$915
Retained earnings [1]	$3,820	$3,283	$2,604	$1,963	$1,873
Total shareholder's equity	$4,795	$4,244	$3,563	$2,895	$2,802

1 During fiscal 2006, the Company's Board of Directors declared and paid a cash dividend of $115 million to TFSA. During fiscal 2002, the Company's Board of Directors declared and paid a cash dividend of $4 million to TFSA. No dividends were declared or paid in any other period presented.

	As of/for the
	Year Ended March 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)
KEY FINANCIAL DATA

Ratio of earnings to fixed charges	1.61	2.84	2.81	1.11	1.44
Debt to equity	10.16	9.84	10.34	11.11	9.64
Return on assets	1.06%	1.60%	1.53%	0.25%	0.86%
Allowance for credit losses as a
percentage of gross earning assets	0.96%	1.06%	1.29%	1.33%	0.88%
Net charge-offs as a percentage of
average gross earning assets	0.54%	0.56%	0.74%	1.12%	0.63%
Over-60 day delinquencies as a
percentage of gross earning assets	0.43%	0.28%	0.34%	0.57%	0.72%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Toyota Motor Credit Corporation (“TMCC”) and its consolidated subsidiaries, collectively referred to herein as the “Company”, is wholly-owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation. TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation. TFSC manages TMC’s worldwide finance operations. TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services.

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

The Company measures the performance of its finance operations using the following metrics: new contract volume, market share related to Toyota and Lexus vehicle sales, return on assets, financial leverage, financing margins, and operating efficiency. The Company measures the performance of its insurance operations on the basis of agreement volume, the number of agreements in force, investment portfolio return and loss ratio.

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

Exceptional Customer Service: The Company’s relationships with its Toyota and Lexus vehicle dealers and industrial equipment dealers and their customers are a competitive advantage for the Company. The Company seeks to provide exceptional service to dealers and their customers by focusing its dealer sales and services offices (“DSSOs”) network and resources on encouraging the dealerships to continuously improve the quality of service provided by their finance and insurance representatives, and to increase customer loyalty to their dealerships and the Toyota and Lexus brands. By providing consistent and reliable support, training, and resources to its dealer network, the Company continues to develop its dealer relationships. The Company works closely with Toyota Motor Sales, U.S.A., Inc. (“TMS”), Toyota Material Handling, U.S.A., Inc. (“TMHU”) and Hino Diesel Trucks, U.S.A., Inc, (“HINO”) to offer special retail, lease, dealer financing and insurance programs, in addition to marketing programs targeted towards the retention of repeat customers. The Company also focuses on improving the quality of service provided to existing vehicle retail and lease customers through its customer service centers (“CSCs”).

Enhanced Risk Based Pricing: The Company prices and structures its retail and lease contracts to compensate for the credit risk it assumes. The goal of this strategy is to maximize profitability and better match contract rates with a broad range of risk levels. To achieve this goal, the Company evaluates its existing portfolio to identify key opportunities to target and expand additional volume. The Company delivers timely information to DSSOs and dealerships to assist them in benefiting from market opportunities. The Company seeks to further refine its strategy and methodology for risk based pricing.

Liquidity Strategy: The Company’s liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner under adverse market conditions. This capacity primarily arises from the Company’s high credit rating, its ability to raise funds in the global capital markets and its ability to generate liquidity from its balance sheet. This strategy has led the Company to develop a borrowing base that is diversified by market and geographic distribution and type of security, among other factors, as well as programs to prepare assets for sale and securitization.

Fiscal 2006 Operating Summary

The Company experienced record contract volume on its retail and lease contracts in fiscal 2006 which resulted in significant increases in earning assets. The increase in contract volume and earning assets, coupled with the higher yields on the Company’s earning assets portfolio, led to higher financing revenues. However, the Company experienced increased funding costs on its growing debt portfolio due to rising interest rates, resulting in an increase in interest expense. This increase in funding costs, combined with competitive pressures which limited the Company’s ability to raise contract rates at the same pace as interest rates on its debt portfolio, resulted in a reduction in net financing revenues. Depreciation on operating leases continued to increase in line with increased operating lease volume and revenue. The increase in interest expense exceeded the increase in financing revenues, resulting in lower net financing revenues.

The Company increased its volume of new contracts acquired primarily from Toyota and Lexus vehicle dealers to 1,120,000 contracts in fiscal 2006, compared to 1,021,000 contracts in the prior year. Much of this growth in volume resulted from increased sales levels of Toyota and Lexus vehicles in the U.S. TMS sold 2.3 million units in fiscal 2006 compared to 2.1 million units in the prior year. In addition, the increase was due to higher lease contract volume, the continued availability of subvention and the Company’s continued emphasis on developing dealer relationships. The Company’s market share of new Toyota and Lexus vehicles remained relatively level, increasing slightly from 45.5% during fiscal 2005 to 45.6% during fiscal 2006. Earning assets increased $7.942 billion, or 17%, to $54.891 billion due to new contract volume exceeding liquidations during the year.

Overall interest expense increased $832 million or 124% due to higher market interest rates and outstanding debt balances. The increase in interest expense on debt was partially offset by the Company’s receipt of higher floating rate amounts on its pay-fixed swaps.

Provision for credit losses increased $75 million, or 33% primarily due to the growth in earning assets and the broader range of credit quality within the retail portfolio, partially offset by improvements in the credit quality of the operating lease portfolio. Aggregate balances 60 or more days past due as a percentage of gross earning assets increased from 0.28% at March 31, 2005 to 0.43% at March 31, 2006, primarily due to the higher risk associated with the increased retail contract volume acquired in prior years, which reflected longer term contracts and a broader range of credit quality.

The Company continues its progress on its multi-year initiative to replace its major legacy transaction systems (“technology initiative”). The purpose of the technology initiative is to implement simplified, streamlined technology solutions that improve service delivery to its customers, enhance the quality and speed of information management, and support the Company’s future business. Management believes it has properly aligned its resources internally and is in a strategic position to ensure successful transition and completion of its technology initiative.

Overall, the Company increased its capital position by $551 million bringing total equity to $4.795 billion at March 31, 2006. The Company’s debt-to-equity position changed from 9.84 to 10.16 at March 31, 2005 and 2006, respectively.

Fiscal 2006 Compared to Fiscal 2005

FINANCIAL CONDITION

Net Earning Assets and Vehicle Contract Volume

The composition of the Company’s net earning assets is summarized below:

	March 31,			% Change
	2006	2005	2004	2006 to 2005	2005 to 2004
	(Dollars in millions)
Net earning assets [1]
Finance receivables, net
Retail finance receivables, net	$33,621	$28,771	$22,179	17%	30%
Direct finance leases, net	1,127	1,917	3,584	(41%)	(47%)
Dealer financing, net	7,274	6,920	6,555	5%	6%
Total finance receivables, net	42,022	37,608	32,318	12%	16%
Investments in operating leases, net	12,869	9,341	7,609	38%	23%
Net earning assets	$54,891	$46,949	$39,927	17%	18%

Average original contract terms:
Leasing [2]	44 months	47 months	48 months
Retail financing [3]	60 months	58 months	58 months

Dealer financing
(Number of dealers serviced)
Toyota and Lexus Dealers [4]	728	685	633
Vehicle dealers outside of the Toyota/Lexus dealer network	374	374	373
Total number of dealers receiving vehicle wholesale financing	1,102	1,059	1,006

Dealer inventory financed (units)	170,000	165,000	166,000

1	Certain prior period amounts have been reclassified to conform to the current period presentation.
2	Terms range from 24 months to 60 months.
3	Terms range from 24 months to 72 months.
4	Includes wholesale and other loan arrangements in which the Company participates as part of a syndicate of lenders.

The composition of the Company’s vehicle contract volume and market share is summarized below:

	Years ended March 31,			% Change
	2006	2005	2004	2006 to 2005	2005 to 2004
Vehicle contract volume:
New retail contract volume	618,000	626,000	595,000	(1%)	5%
Used retail contract volume	267,000	240,000	238,000	11%	1%
Lease contract volume	235,000	155,000	118,000	52%	31%
Total vehicle contract volume	1,120,000	1,021,000	951,000	10%	7%

TMS subvened vehicle contract volume (included in the above table):
New retail	205,000	243,000	263,000	(16%)	(8%)
Used retail	42,000	41,000	45,000	2%	(9%)
Lease	157,000	77,000	34,000	104%	126%
Total	404,000	361,000	342,000	12%	6%

% Contract volume subvened [1]:
Retail	28%	33%	37%
Lease	67%	50%	29%

Market share [2]:
Retail	32.9%	36.4%	37.9%
Lease	12.7%	9.1%	7.6%
Total	45.6%	45.5%	45.5%

1 Represents subvened new and used contract volume as a percentage of total contract volume for vehicle retail and lease contracts.
2 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by TMCC, excluding fleet sales and sales of a private Toyota distributor.

Retail Earning Assets and Contract Volume

Retail earning assets increased as the volume of new vehicles financed exceeded existing portfolio liquidations. Vehicle retail contract volume increased due in large part to the Company’s emphasis on developing dealer relationships, partially offset by a decrease in the availability of TMS subvention on new retail contracts. Retail market share of TMS sales declined due to competitive pricing pressure and the decrease in the availability of subvention on retail contracts in line with the increase in subvention on lease contracts. The Company expects retail contract volume to continue to move in line with Toyota and Lexus vehicle sales and the availability of subvention on retail contracts.

Lease Earning Assets and Contract Volume

The increase in total lease earning assets, comprised of investments in operating leases and direct finance leases, resulted primarily from the growth in lease contract volume. The increase in investments in operating leases was partially offset by the continued decrease in direct finance leases due to the classification of new vehicle leases as operating leases. In fiscal 2004, the Company determined that the lease terms offered on vehicles under new leases no longer met the criteria required for accounting treatment as direct finance leases. Accordingly, substantially all new leases are classified as operating leases rather than direct finance leases. The level of direct finance leases will continue to decline as the direct finance lease portfolio liquidates. Vehicle lease contract volume and market share increased due to higher Toyota and Lexus vehicle sales and higher lease subvention contract volume, in line with the Company’s emphasis on leasing in the last two fiscal years. Leasing generally becomes more attractive to customers in a rising interest rate environment because the difference between monthly payments under a lease contract and a retail installment contract typically widens as interest rates rise. During the last two fiscal years, the Company has emphasized growing lease volume in light of interest rate increases, in line with industry trends. Management monitors the appropriate mix between lease and retail contract volume on a periodic basis and considers industry trends, prevailing interest rates and other economic factors. The Company does not expect vehicle lease contract volume to continue increasing at the same pace as in fiscal 2006, but rather to continue to move in line with Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.

Dealer Financing Earning Assets

Dealer financing increased primarily due to continued growth in the number of vehicle dealers receiving wholesale financing and the Company’s emphasis on developing dealer relationships. Many of the Toyota and Lexus dealerships serviced by the Company share common ownership, or are otherwise affiliated, with non-Toyota/Lexus dealerships. The Company believes that providing single-source financing for affiliated dealers with multiple franchises both within and outside of the Toyota and Lexus dealer franchise network will support continued earning assets growth.

RESULTS OF OPERATIONS

Net Financing Revenues

	Years Ended March 31,			% Change
	2006	2005	2004	2006 to 2005	2005 to 2004
	(Dollars in millions)
Financing revenues:
Operating lease	$2,726	$2,141	$2,049	27%	4%
Direct finance lease	138	169	291	(18%)	(42%)
Retail financing	1,915	1,506	1,284	27%	17%
Dealer financing	402	270	198	49%	36%
Total financing revenues	5,181	4,086	3,822	27%	7%

Depreciation on operating leases	2,027	1,579	1,561	28%	1%
Interest expense	1,502	670	578	124%	16%
Net financing revenues	$1,652	$1,837	$1,683	(10%)	9%

Finance receivables portfolio yield [1]	6.07%	5.50%	6.02%

1	Represents the combined yield on direct finance leases, retail finance receivables, and dealer financing, gross of interest expense. Excludes return on assets on investments in operating leases, net.

The increase in operating lease revenue was primarily attributable to the Company’s emphasis on leasing volume in the past two fiscal years. Retail financing revenues increased primarily due to the continued growth in vehicle retail finance receivables and an increase in corresponding portfolio yield. Dealer financing revenues increased primarily due to a higher average balance outstanding on dealer financing earning assets and an increase in the yield on dealer financing.

The increase in the overall finance receivables portfolio yield resulted primarily from the increase in retail and dealer financing yields. However, the Company experienced increased funding costs on its growing debt portfolio due to rising interest rates. This increase in funding costs, combined with competitive pressures which limited the Company’s ability to raise contract rates at the same pace as interest rates on its debt portfolio, resulted in a reduction in net financing revenues.

Depreciation on operating leases increased in line with the increase in operating lease earning assets.

Refer to the “Results of Operations- Interest Expense” section of this MD&A for further discussion regarding increased funding costs and the “Results of Operations- Residual Value Risk” section of this MD&A for further discussion regarding the increase in depreciation on operating leases.

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

Management periodically reviews the estimated realizable value of leased assets to assess the appropriateness of the carrying value of the lease residuals. For operating leases, the impact of estimated declines in contractual residual values is recorded over time in depreciation expense in the Consolidated Statement of Income and is discussed in the “Results of Operations- Residual Value Risk” section of this MD&A. For direct finance leases, the impact of estimated declines in contractual residual values is recorded at the time of assessment as a reduction of direct finance lease revenues in the Consolidated Statement of Income.

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

Contractual Residual Values at Lease Inception

The contractual residual value established at lease inception represents an estimate of the end of term market value of a leased vehicle. Contractual residual values are determined at lease inception by examining external industry data and the Company’s own residual experience. Factors considered in this evaluation include, but are not limited to, economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices. These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.

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

Vehicle Lease Return Rate

The vehicle lease return rate represents the number of end of term leased vehicles returned to the Company for sale as a percentage of lease contracts that were originally scheduled to mature in the same period. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to the Company. In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to the Company. A higher rate of vehicle returns exposes the Company to greater risk of loss at lease termination.

Loss Severity

Loss severity is the extent to which the end of term market value of a lease is less than its carrying value at lease end. Although the Company employs a rigorous process to establish accurate contractual residual values at lease inception and adjusts the residual value downward throughout the life of the lease as conditions warrant, the Company may still incur losses to the extent the end of term market value of a lease is less than its carrying value at lease end.

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

Dealer Direct

The goal of the Dealer Direct program (“Dealer Direct”) is to increase vehicle dealer purchases of off-lease vehicles thereby reducing the disposition costs of such vehicles. Through Dealer Direct, the vehicle dealer accepting the lease return (the “grounding vehicle dealer”) has the option to purchase the vehicle at the contractual residual value, purchase the vehicle at an assessed market value, or return the vehicle to the Company. During fiscal 2006, 31% of returned vehicles were sold to the grounding vehicle dealer, compared to 28% sold during fiscal 2005. Vehicles not purchased by the grounding vehicle dealer are made available to all Toyota and Lexus vehicle dealers through the Dealer Direct online auction. During fiscal 2006, 10% of returned vehicles were sold through the Dealer Direct online auction to franchise vehicle dealers, compared to 12% sold during fiscal 2005. The disposition costs of vehicles sold through the Dealer Direct online auction are lower than the costs of those sold through auction sites. The average holding period of a vehicle sold through Dealer Direct was approximately seven days, as compared to approximately thirty days for vehicles sold through other means.

Auction

Vehicles not purchased through Dealer Direct are sold through vehicle auction sites throughout the country. During fiscal 2006, approximately 59% of returned vehicles were sold through auction, compared to approximately 60% of returned vehicles sold during fiscal 2005. Where necessary, the Company reconditions used vehicles prior to sale in order to enhance the values of the vehicles at auction. Additionally, the Company redistributes vehicles geographically should certain model concentrations potentially affect sales prices at auction.

The following table summarizes the Company’s scheduled maturities related to its leased vehicle portfolio and vehicle sales at lease termination by period:
	Years Ended March 31,
	2006	2005	2004
Scheduled maturities (units)	166,000	179,000	185,000
Vehicles sold at lease termination (units)	49,000	76,000	96,000

The decrease in scheduled maturities resulted from lower levels of lease originations in prior years due to the Company’s emphasis on retail financing programs during those periods. The decrease in vehicles sold at lease termination resulted from a decrease in scheduled lease maturities and lower return rates. Lower return rates were due to a narrowing spread between contractual residual values and end of lease market values, and a higher percentage of longer-term lease contract maturities acquired in prior years. Longer term lease contracts typically have a lower return rate.

Depreciation on Operating Leases

The following table provides information related to the Company’s depreciation on operating leases:

	Years Ended March 31,			% Change
	2006	2005	2004	2006 to 2005	2005 to 2004

Depreciation on operating leases (in millions)	$2,027	$1,579	$1,561	28%	1%
Average operating lease units outstanding	420,000	320,000	311,000	31%	3%

The Company records depreciation expense on the portion of its lease portfolio classified as operating leases. Depreciation expense is recorded over the original contract life and is based upon the depreciable basis of the leased vehicle. Depreciable basis is the difference between a leased vehicle’s original book value and its contractual residual value established at lease inception. Quarterly adjustments to depreciation expense are recorded on a straight-line basis over the remaining life of the lease when the end of term market value is estimated to be less than the carrying value. Refer to the “Results of Operations- Residual Value Risk” section of this MD&A for a discussion regarding the Company’s exposure to residual value risk on its lease portfolio. Refer to the “Critical Accounting Estimates” section of this MD&A for a further discussion of the estimates involved in the determination of residual values.

Depreciation expense on operating leases increased due to an increase in the average number of operating lease vehicles outstanding, partially offset by a decrease in adjustments to depreciation expense recorded to bring contractual residual values in line with projected end of term market values. The strength of the used vehicle market and the enhancements made by the Company to refine its process for projecting end of term market values and return rates were both key drivers in reducing the level of adjustments made to depreciation expense. Used vehicle prices stabilized in fiscal 2006 after two years of strengthening. This rebound followed several years of declining used vehicle prices resulting primarily from the increased industry-wide use of incentives on new vehicles, a slowdown of the U.S. economy and other economic factors. The stabilization of the used vehicle market was evidenced by the moderate improvement in the Manheim Used Vehicle Value Index, a statistical index based on historical auction sales data, which increased from approximately 112.2 (as a percentage of January 1995 used car prices) at March 2005 to approximately 114.9 at March 2006. Management expects the used vehicle market to remain stable, although it could be negatively impacted by the use of incentives by automobile manufacturers. The increased focus on leasing volume during the last two fiscal years has resulted in higher depreciation expense on operating leases, and management expects this focus to result in a higher volume of scheduled maturities in the years following fiscal 2007. Refer to the “Financial Condition- Net Earning Assets and Vehicle Contract Volume” section of this MD&A for further discussion regarding changes in the Company’s emphasis on leasing.

Credit Risk

The Company is exposed to credit risk on its earning assets. Credit risk is the risk of loss arising from the failure by the customer or dealer to meet the terms of any contract with the Company or otherwise fail to perform as agreed. The Company’s level of credit risk on its retail and lease portfolio is influenced primarily by two factors: the total number of contracts that default (“frequency of occurrence”) and the amount of loss per occurrence (“loss severity”), which in turn are influenced by various economic factors, the used vehicle market, purchase quality mix, contract term length, and operational changes (as discussed below). The Company’s level of credit risk on its dealer financing portfolio is influenced primarily by the financial strength of dealers within its portfolio, dealer concentration, collateral quality, and economic factors.

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

Factors Affecting Retail and Lease Portfolio Credit Risk

Economic Factors

General economic conditions such as unemployment rates, bankruptcy rates, consumer debt levels, fuel prices, consumer credit performance, interest rates, and inflation can influence both the frequency of occurrence and loss severity.

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

Purchase Quality Mix

A change in the mix of contracts acquired at various risk levels may change the amount of credit risk the Company assumes. An increase in the number of contracts acquired with lower credit quality (as measured by scores that establish a consumer’s creditworthiness based on present financial condition, experience and past credit history) can increase the amount of credit risk. Conversely, an increase in the number of contracts with higher credit quality acquired can lower credit risk. An increase in the mix of contracts with lower credit quality can also increase operational risk unless appropriate controls and procedures are established. The Company strives to price contracts in order to achieve an appropriate risk adjusted return on investment.

Contract Term Length

The average original contract term of retail and lease vehicle contracts influences credit losses. Longer term contracts (those having original terms of 48, 60 or 72 months) generally experience a higher rate of default and thus affect the frequency of occurrence and loss severity.

Operational Changes

Operational changes and ongoing implementation of new information and transaction systems are designed to have a positive effect on the Company’s operations, including customer service improvements in the management of delinquencies and credit losses, through the implementation of processes and tools that create greater operational efficiency and effectiveness. In fiscal 2006, the CSCs extended their hours of operations and implemented enhanced customer collections training and strategies. These improvements were made to enhance servicing and to improve the overall management of delinquency and charge-off levels.

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
	Years Ended March 31,
	2006	2005	2004
	(Dollars in millions)

Allowance for credit losses at beginning of period	$503	$520	$462
Provision for credit losses	305	230	351
Charge-offs, net of recoveries (“net charge-offs”) [1]	(278)	(243)	(276)
Sale of receivables	-	-	(17)
Distribution of net assets to TFSA	-	(4)	-
Allowance for credit losses at end of period	$530	$503	$520

1	Net of recoveries of $79 million, $69 million and $59 million in years ended March 31, 2006, 2005, and 2004, respectively.

	Years Ended March 31,
	2006	2005	2004
	(Dollars in millions)
Aggregate balances 60 or more days past due
Finance receivables	$198	$115	$115
Operating leases	38	17	23
Total	$236	$132	$138

Aggregate balances 60 or more days past due as a percentage of gross earning assets
Finance receivables	0.47%	0.30%	0.35%
Operating leases	0.29%	0.19%	0.30%
Total	0.43%	0.28%	0.34%

Allowance for credit losses as a percentage of gross earning assets
Finance receivables	1.17%	1.16%	1.17%
Operating leases	0.26%	0.65%	1.79%
Total	0.96%	1.06%	1.29%

Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.64%	0.63%	0.81%
Operating leases	0.17%	0.27%	0.47%
Total	0.54%	0.56%	0.74%

Net charge-offs as a percentage of average gross earning assets remained consistent from the prior year, resulting from decreases in the frequency of occurrence, partially offset by the increases in loss severity. Frequency of occurrence as a percentage of average outstanding contracts decreased from 2.28% to 1.80% and loss severity increased by 10.9%. The improvement in the frequency of occurrence is attributed to favorable economic conditions, as evidenced by improvements in the unemployment rate, and lower industry delinquency rates. Refer to the “Results of Operations- Residual Value Risk” section of this MD&A for further discussion of the used vehicle market. The increase in loss severity was primarily due to an increase in longer term contracts. These contracts generally experience higher loss severity.

The increase in 60-day delinquencies on the overall portfolio was primarily due to the higher risk associated with the increased retail contract volume acquired in fiscal 2004 and 2005, which reflected longer term contracts and a broader range of credit quality.

The overall allowance for credit losses increased primarily due to the growth in earning assets, broader range of credit quality within the retail portfolio and to a lesser extent, Hurricanes Katrina and Rita. These increases were partially offset by improvements in the credit quality of the operating lease portfolio. The impact of Hurricanes Katrina and Rita did not have a material adverse effect on the Company’s earning assets in fiscal 2006.

With respect to the operating lease portfolio, subvened leases typically exhibit stronger credit quality characteristics when compared to those of non-subvened leases as TMS subvention programs typically involve higher credit quality customers. The levels of delinquencies and credit losses have benefited from increased subvention levels. After taking into account the levels of delinquencies and credit losses in the portfolio, management reduced the allowance for credit losses related to the operating lease portfolio.

Although the Company’s net-charge offs as a percentage of average gross earning assets have trended favorably, the Company experienced an increase in 60-day delinquencies. Such increases generally result in an increase in net charge-offs. In addition, the Company’s recent contract volume reflects growth in longer term retail contracts, as well as growth in retail receivables with a broader range of credit quality. These factors increase the level of credit risk assumed by the Company. If the above factors continue in fiscal 2007, delinquencies and net charge-offs as percentage of the earning assets portfolio may increase.

Selected Insurance Operations Results

The general financial condition and operating expenses of the insurance segment are included in the foregoing discussion of the overall financial condition and results of operations of the Company. Certain revenues and expenses specific to the Company’s insurance operations are discussed below.

	Years Ended March 31,			% Change
	2006	2005	2004	2006 to 2005	2005 to 2004
	(Dollars in millions)

Contract revenues and earned premiums	$244	$214	$181	14%	18%
Commissions and fees	44	37	31	19%	19%
Insurance premiums earned and contract revenues	$288	$251	$212	15%	18%

Insurance losses and loss adjustment expenses	$115	$104	$98	11%	6%

Agreement volume (units)	1,254,000	1,136,000	1,030,000	10%	10%
Agreements in force (units)	3,895,000	3,438,000	3,026,000	13%	14%

Insurance Premiums Earned and Contract Revenues

Contract revenues and premiums earned from insurance operations are affected by sales volume as well as the level, age, and mix of agreements in force. Agreements in force represent active insurance policies written and contracts issued. Contract revenues and earned premiums represent revenues from the agreements in force. Commission and fee revenues represent revenues from services provided to insurers and insureds, including certain affiliates of the Company.

Contract revenues and earned premiums increased primarily due to increased contract volume and agreements in force and prior year contract rate increases. Commissions and fees increased primarily due to the increases in agreement volume and contract rates.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses incurred are a function of the number of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by the insurance operations. Insurance losses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses. Refer to Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for further discussion regarding the Company’s exposure to risks surrounding the reserve estimates.

Insurance losses and loss adjustment expenses increased primarily due to an increase in the number of agreements in force and in the average loss per claim, partially offset by a decrease in the percentage of risk based contracts in force incurring a loss.

Derivative Instruments

Business Use of Derivative Instruments

The Company’s assets consist primarily of U.S. dollar denominated fixed rate receivables. The Company’s liabilities consist primarily of fixed and floating rate debt which is issued in the global capital markets. In order to maintain a conservative liquidity profile, the life of the Company’s debt is typically longer than that of the Company’s assets. Upon the issuance of fixed rate debt, the Company generally elects to enter into pay-float interest rate swaps. The terms of pay-float swap agreements corresponds to the terms of the debt. The interest rate risk arising from the mismatch in the re-pricing of assets relative to liabilities is managed via pay-fixed swaps and purchased interest rate caps which are executed on a portfolio basis. The Company’s pay-fixed swap agreements are primarily two to three years in tenor from origination. The currency exposure related to non-U.S. dollar denominated debt is economically hedged at issuance, using cross currency interest rate swaps, currency basis swaps, or a combination of interest rate swaps coupled with currency basis swaps to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments.

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

The Company will also discontinue the use of hedge accounting if a derivative is sold, terminated or exercised, or if management determines that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”). De-designated derivatives are included within the category of non-hedge accounting derivatives.

One of the Company’s goals is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities. The Company uses non-hedge accounting derivatives, specifically pay-fixed interest rate swaps and interest rate caps, to manage this exposure. The use of these non-hedge accounting derivatives to mitigate interest rate risk has historically resulted in significant volatility in the net result from non-hedge accounting. This volatility arises from the accounting treatment of these non-hedge accounting derivatives, which requires that changes in their fair value be reflected in the Consolidated Statement of Income. The Company addresses this volatility by de-designating certain pay-float interest rate swaps (previously treated as hedge accounting derivatives) that have offsetting economic characteristics to the non-hedge accounting derivatives or by electing not to designate certain pay-float interest rate swaps in a hedging transaction. The Company employs analytical measures such as duration and Value at Risk to identify whether to de-designate a hedge accounting derivative or to not elect hedge accounting.

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

Management’s expectation is that the combination of the changes in fair values of de-designated derivatives with those of non-hedge accounting derivatives will continue to reduce volatility on a quarterly basis. Management does not engage in de-designation with a view as to the favorable or unfavorable impact on the results of operations. De-designation has resulted in lower losses in the net result from non-hedge accounting in certain quarters and in lower gains in the net result from non-hedge accounting in other quarters. These decreases represent reductions in volatility in the net result from non-hedge accounting. The Company estimates that the impact of de-designation on the results of operations was a reduction in the volatility in net result from non-hedge accounting of approximately $46 million, $22 million, $10 million and $2 million for the quarters ended June 30, September 30, December 31, 2005, and March 31, 2006, respectively, and approximately $179 million, $78 million, $38 million, and $51 million for the quarters ended June 30, September 30, December 31, 2004, and March 31, 2005, respectively. Management evaluates the reduction of volatility on a quarterly basis only, and does not aggregate or net these quarterly reductions for the twelve month period.

Derivative Assets and Liabilities

The following table summarizes the Company’s derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:
	March 31,
	2006	2005
	(Dollars in millions)
Derivative assets	$1,152	$2,440
Less: Collateral held [1]	251	982
Derivative assets, net of collateral	$901	$1,458
Derivative liabilities	$230	$23

1 Represents cash received under reciprocal collateral arrangements that the Company has entered into with certain derivative counterparties as described in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.”

The following table summarizes the composition of the Company’s derivatives portfolio:
	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
	(Dollars in millions)
March 31, 2006
Pay-float swaps [1]	$14,486	$14,264	$28,750	$967	($611)
Pay-fixed swaps	-	41,575	41,575	561	-
Interest rate caps	-	550	550	5	-
Counterparty netting	-		-	(381)	381
Total	$14,486	$56,389	$70,875	$1,152	($230)

March 31, 2005
Pay-float swaps [1]	$11,532	$14,859	$26,391	$2,205	($173)
Pay-fixed swaps	-	30,611	30,611	383	(10)
Interest rate caps	-	800	800	12	-
Counterparty netting	-	-	-	(160)	160
Total	$11,532	$46,270	$57,802	$2,440	($23)

1 Includes cross-currency interest rate swaps and currency basis swaps.

Interest Expense

The following table summarizes the components of interest expense:

	Years ended March 31,
	2006	2005	2004
	(Dollars in millions)

Interest expense on debt	$1,792	$1,167	$1,056
Amortization of basis adjustments on debt	(128)	(179)	(60)
Net interest realized on hedge accounting derivatives	(7)	(177)	(507)
Amortization of debt issue costs	43	43	49
Ineffectiveness related to hedge accounting derivatives	4	(15)	(4)
Other	-	(12)	0
Interest expense excluding non-hedge accounting results	1,704	827	534
Net result from non-hedge accounting	(202)	(157)	44
Total interest expense	$1,502	$670	$578

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper. The increase was primarily due to increases in market interest rates on unsecured debt and commercial paper issuances and higher outstanding balances.

The amortization of basis adjustments on debt is primarily comprised of amortization related to the fair value adjustments on debt for terminated fair value hedging relationships. As discussed in the “Results of Operations- Derivative Instruments” section of this MD&A, the de-designation of the hedge accounting derivatives resulted in the termination of fair value hedging relationships. As a consequence of these terminations, the fair value adjustments to the hedged items continue to be reported as part of the basis of the debt and are amortized to interest expense over the life of the debt. The decrease in amortization for fiscal 2006 as compared to the prior year was due to maturities during fiscal 2005 of debt associated with previously terminated fair value hedging relationships.

Net interest realized on hedge accounting derivatives represents net interest on pay-float swaps for which hedge accounting has been elected. The change for fiscal 2006 when compared with the prior year was due to the rise in short-term interest rates, primarily three-month LIBOR.

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense.

	Years ended March 31,
	2006	2005	2004
	(Dollars in millions)
	(Gain)/Loss

Currency basis swaps unrealized loss (gain)	$114	($85)	($46)
Foreign currency transaction (gain) loss	(115)	83	52
Net interest realized on non-hedge accounting derivatives	(260)	(71)	172
Unrealized loss (gain) on non-hedge accounting derivatives
Interest rate swaps	51	(62)	(161)
Interest rate caps	7	(6)	32
Other	1	(16)	(5)
Net result from non-hedge accounting	($202)	($157)	$44

Currency basis swaps are used in combination with interest rate swaps to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments. The Company has elected hedge accounting for the interest rate swaps and debt, but has elected not to apply hedge accounting for the currency basis swaps. The loss in the fair value of the currency basis swaps was primarily due to the strengthening of the U.S. dollar against certain other currencies.

The foreign currency transaction gains or losses relates to foreign currency denominated debt where hedge accounting has been applied only for interest rate risk. The gains recognized were primarily due to the strengthening of the U.S. dollar against certain other currencies. These foreign currency transaction gains or losses offset the unrealized gains or losses on the currency basis swaps discussed above.

Net interest realized on non-hedge accounting derivatives represents net interest on pay-fixed swaps and non-hedge accounting pay-float swaps. The change for fiscal 2006 when compared with the prior year was primarily due to the impact of the rise in the three-month LIBOR, resulting in higher interest payments received on pay-fixed swaps, partially offset by higher interest payments made on pay-float swaps.

The unrealized loss on non-hedge accounting derivatives was primarily due to the impact of the rise in market interest rates on pay-float swaps and the passage of time on pay-fixed swaps with less than one year to maturity. However, this unrealized loss was offset by unrealized gains on pay-fixed swaps with more than one year to maturity which benefited from the rise in two- and three-year swap rates.

Refer to the “Results of Operations- Derivative Instruments” section of this MD&A for further discussion of the Company’s use of derivatives.

Investment and Other Income

The following table summarizes the Company’s investment and other income:

	Years Ended March 31,			% Change
	2006	2005	2004	2006 to 2005	2005 to 2004
	(Dollars in millions)

Income from retained interests	$19	$49	$72	(61%)	(32%)
Servicing fee income	11	25	45	(56%)	(44%)
Gains from securitization of finance receivables	-	-	30	-	(100%)
Investment income from securitizations	30	74	147	(59%)	(50%)

Investment income from marketable securities	40	30	25	33%	20%
Realized gains on marketable securities	4	5	10	(20%)	(50%)
Other income	42	30	14	40%	114%
Investment and other income	$116	$139	$196	(17%)	(29%)

Investment and other income decreased primarily due to lower investment income from securitizations, partially offset by higher other income and investment income from marketable securities.

Investment income from securitizations decreased due to a reduction in the average outstanding balance of securitization pools as a result of the amortization of the related receivables and fewer outstanding transactions. The outstanding balance of securitized finance receivables serviced by the Company decreased from $1.956 billion at March 31, 2005 to $533 million at March 31, 2006.

Investment income from marketable securities increased primarily due to increases in the average fixed income securities balance, interest rates and equity investment dividends.

The increase in other income is comprised of an increase in interest income on cash held in excess of the Company’s immediate funding needs and, to a lesser extent, other income from the sale of previously charged-off vehicle retail and lease contracts. The increase in interest income on excess cash is due to both higher average balances outstanding and higher yield.

 Operating and Administrative Expenses

	Years Ended March 31,			% Change
	2006	2005	2004	2006 to 2005	2005 to 2004
	(Dollars in millions)

Employee expenses	$304	$286	$246	6%	16%
Operating expenses	340	321	303	6%	6%
Insurance dealer incentive expenses	68	43	34	58%	26%
Total operating and administrative expenses	$712	$650	$583	10%	11%

The increase in operating and administrative expenses was primarily due to an increase in insurance dealer incentive expenses, employee expenses incurred to support overall business growth, and expenses related to new technology development. Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC. Refer to Note 16 - Related Party Transactions of the Notes to Consolidated Financial Statements for further details.

Insurance dealer incentive expenses are primarily driven by volume and underwriting performance. The increase was primarily due to an increase in the number of enrolled dealers, higher sales volume and agreements in force, and improved dealer underwriting performance. Refer to the “Results of Operations- Selected Insurance Results” section of this MD&A for further discussion regarding the Company’s insurance results.

During fiscal 2004 the Company launched a multi-year initiative to replace its major legacy transaction systems. The purpose of the technology initiative is to implement simplified, streamlined technology solutions to improve service delivery to its customers, enhance the quality and speed of information management, and support the Company’s future business. This technology initiative includes the replacement of the Company’s insurance claims processing module, wholesale transaction system, contract acquisition technology system, retail and lease transaction systems, and commercial finance transaction system, as well as the migration of the Company’s data center to a new facility. The Company completed the replacement of its insurance claims processing module and wholesale transaction system during fiscal 2005. Additional enhancements to these systems are expected to continue in the next fiscal year.

The replacement of the Company’s contract acquisition technology system, its retail and lease transaction systems and its commercial finance transaction system, and the execution of the Company’s data center migration to a new facility are ongoing. The Company has dedicated key resources to the management and execution of these technology projects and expects to incur significant costs related to its technology initiative in future periods. Notwithstanding the current level of resources and expenditures the Company has dedicated and plans to dedicate to this initiative, systems implementations of this magnitude typically require additional resource allocation to ensure successful transition and completion. The Company believes it has properly aligned its resources internally and is in a strategic position to address such issues. However, as discussed in Item 1A., “Risk Factors”, the replacement of major legacy transaction systems and the migration of the Company’s data center could increase the Company’s exposure to risk of loss through disruption of normal operating processes and procedures.

Fiscal 2005 Compared to Fiscal 2004

Net earning assets increased primarily due to higher levels of both retail finance receivables and dealer financing and the recent growth in investments in operating leases, partially offset by reductions in direct finance leases. Retail finance receivables increased as the new volume of vehicles financed exceeded existing portfolio liquidations due to growth generated in large part by higher Toyota and Lexus vehicle sales levels and the effect of a reduction in securitization activity. Dealer financing increased primarily due to the Company’s continued emphasis on developing dealer relationships. The increase in investments in operating leases and the related decrease in direct finance leases resulted primarily from the classification of new leases as operating leases. Total contract volume increased due to the combined effects of higher Toyota and Lexus vehicle sales, incremental volume from the increased number of wholesale dealers serviced by TMCC, and continued availability of TMS subvention. Vehicle lease contract volume and market share both increased due to higher Toyota and Lexus vehicle sales and higher lease subvention contract volume, in line with the Company’s emphasis on leasing. Vehicle retail contract volume increased due to higher Toyota and Lexus vehicle sales, while vehicle market share decreased due to higher competitive pricing pressure and lower retail subvention contract volume.

Total financing revenues increased due to increases in retail financing, dealer financing, and operating lease revenues, partially offset by a decline in direct finance lease revenues. Operating lease revenues increased and direct finance lease revenues decreased primarily as a result of the classification of new vehicle leases as operating leases. Retail financing revenues increased as a result of the continued growth in vehicle retail finance receivables, partially offset by reductions in corresponding portfolio yield. Dealer financing revenues increased due to the growth in outstanding dealer financing, combined with an increase in corresponding yield.

Depreciation expense on operating leases remained relatively consistent as increases in the average operating lease units outstanding and the average depreciable basis were offset by a decrease in adjustments to depreciation expense recorded to bring contractual residual values in line with projected market values.

The overall decrease in the allowance for credit losses was comprised of a decrease in the allowance for credit losses related to the operating lease portfolio, partially offset by increases in the allowance for credit losses on the retail and dealer financing portfolios, respectively. The increases in the allowance for credit losses related to the retail and dealer financing portfolios were recorded in response to the growth in the corresponding portfolios, as well as the broader range of credit quality within the portfolio. Management decreased the allowance for credit losses related to the operating lease portfolio because a significant portion of new lease volume has resulted from an increased level of subvention programs. Subvened leases typically exhibit stronger credit quality characteristics when compared to those of non-subvened leases as TMS subvention programs typically involve higher quality credit customers.

Overall interest expense increased due to higher market interest rates and outstanding debt balances. The increase in interest expense on debt was partially offset by the net result from non-hedge accounting.

Investment and other income decreased primarily due to the absence of gains from securitizations of finance receivables and declines in income from retained interests and servicing fee income, partially offset by an increase in other income.

The increase in operating and administrative expenses was primarily due to an increase in expenses related to new technology development and additional employee expenses incurred to support overall business growth.

Insurance premiums earned and contract revenues from insurance operations increased primarily due to increased contract volume and agreements in force and prior year contract rate increases. Insurance losses and loss adjustment expenses increased primarily due to an increase in the number of agreements in force and in claim severity, partially offset by a decrease in loss frequency.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk arising from the inability to meet obligations when they come due. The Company’s liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner under adverse market conditions. This capacity primarily arises from the Company’s ability to raise funds in the global capital markets as well as its ability to generate liquidity from its balance sheet. This strategy has led the Company to develop a borrowing base that is diversified by market and geographic distribution, type of security, and investor type, among other factors, as well as a securitization program. Credit support provided by the Company’s parent provides an additional source of liquidity to the Company, although it is not relied upon by the Company in its liquidity planning and capital and risk management.

The following table summarizes the outstanding components of the Company’s funding sources:

	March 31,
	2006	2005
	(Dollars in millions)

Commercial paper	$12,162	$10,397
Unsecured term debt [1]	36,546	31,360
Total debt	48,708	41,757
Off-balance sheet securitization	508	1,867
Total funding	$49,216	$43,624

1 Includes carrying value adjustments of $457 million and $1.981 billion at March 31, 2006 and 2005, respectively. The carrying value adjustment represents the effects of foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged items for terminated fair value hedge accounting relationships, as described in Note 10- Debt of the Notes to Consolidated Financial Statements.

The Company does not rely on any single source of funding and may choose to realign its funding activities depending upon market conditions, relative costs, and other factors. The Company believes that its funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. The Company’s funding volume is based on asset growth and debt maturities.

For liquidity purposes, the Company holds cash in excess of its immediate funding needs. These excess funds are invested in short-term highly liquid and investment grade money market instruments, which provide liquidity for the Company’s short-term funding needs and flexibility in the use of its other funding sources. The Company maintained excess funds ranging from $211 million to $2.734 billion during fiscal 2006, with an average balance of $1.273 billion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under the Company's commercial paper programs ranged from approximately $10.941 billion to $13.947 billion during fiscal 2006, with an average outstanding balance of $12.288 billion. The Company’s commercial paper programs are supported by the liquidity facilities discussed later in this section. As an issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”) and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), the Company believes there is ample capacity to meet its short-term requirements.

Unsecured Term Debt

Term funding requirements are met through the issuance of a variety of debt securities in both the U.S. and international capital markets. To diversify its funding sources, the Company has issued in a variety of markets, currencies, and maturities, and to a variety of investors, which allows it to broaden its distribution of securities and further enhance liquidity.

The following table summarizes the components of the Company’s unsecured term debt at par value:

	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Total unsecured term debt
	(Dollars in millions)

Balance at March 31, 2005[1]	$11,973	$14,541	$2,819	$29,333
Issuances during fiscal 2006	7,615	4,774	975	13,364
Payments during fiscal 2006	(2,905)	(3,246)	(450)	(6,601)
Balance at March 31, 2006[1]	$16,683	$16,069	$3,344	$36,096

1 Amounts represent par values and as such exclude unamortized premium/discount, foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships. Par values of non-U.S. dollar denominated notes are determined using foreign exchange rates applicable as of the issuance dates.

During fiscal 2006, the Company issued approximately U.S. $7.615 billion fixed and floating rate notes under its MTN programs. These notes had terms to maturity ranging from approximately one year to thirty years, and had interest rates at the time of issuance ranging from 2.81% to 6.40%.

During fiscal 2006, the Company issued approximately U.S. $4.774 billion fixed and floating rate notes under the EMTN program. These notes were issued in U.S. dollars, euros, British pounds sterling, Japanese yen, Australian dollars, Mexican pesos, Icelandic kronur and Canadian dollars, had terms to maturity ranging from approximately two years to approximately fifteen years, and had interest rates at the time of issuance ranging from 0.55% to 9.75%. Concurrent with the issuance of non-U.S. dollar denominated notes, the Company entered into cross currency interest rate swap agreements to convert these notes to U.S. dollar denominated payments.

In addition, during fiscal 2006, the Company issued approximately U.S. $975 million fixed rate notes as stand alone Eurobond offerings. These notes were issued in Swiss francs, had terms to maturity of six years, and bear interest rates at the time of issuance ranging from 1.625% to 2.00%. Concurrent with the issuance of non-U.S. dollar denominated notes, the Company entered into cross-currency interest rate swap agreements to convert these notes to U.S dollar denominated payments.

During the month ended April 30, 2006, the Company issued or committed to issue approximately U.S. $1.592 billion fixed and floating rate notes under the MTN program. These notes have terms to maturity ranging from approximately one year to thirty years, and have interest rates at the time of issuance or commitment ranging from 4.76% to 7.30%.

During the month ended April 30, 2006, the Company issued or committed to issue approximately U.S. $998 million fixed rate notes under the EMTN program. These notes were or will be issued in U.S. dollars, Japanese yen, British pounds sterling, Turkish lira, and Australian dollars, have terms to maturity ranging from approximately two years to twelve years, and have interest rates at the time of issuance or commitment ranging from 1.80% to 11.13%.

The Company maintains a shelf registration with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets to both retail and institutional investors. The Company qualifies as a well-known seasoned issuer under SEC rules, and as a result, the Company may issue under its registration statement an unlimited amount of debt securities during the three year period ending March 2009. Under the Company’s EMTN program, which provides for the issuance of debt securities in the international capital markets, the maximum aggregate principal amount authorized to be outstanding at any time is $20 billion, or the equivalent in other currencies, of which $3.143 billion was available for issuance at April 30, 2006. The EMTN program may be expanded from time to time to allow for the continued use of this source of funding. In addition, the Company may issue bonds in the international capital markets that are not issued under its U.S. and EMTN programs. Debt securities issued pursuant to the U.S. shelf registration statement are issued pursuant to the terms of an indenture and EMTNs are issued pursuant to the terms of an agency agreement, both of which contain customary terms and conditions, including negative pledge and cross-default provisions.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, the Company maintains syndicated bank credit facilities with certain banks. During fiscal 2006, the Company renewed its 364-day syndicated bank credit facilities and renewed and increased its 5-year syndicated bank credit facilities from $4.200 billion to $5.800 billion.

The following table summarizes the Company’s credit facilities:

	TMCC		TCPR		Total
	March 31,
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
364-day syndicated bank credit facilities - committed	$2,733	$2,767	$167	$133	$2,900	$2,900
5-year syndicated bank credit facility - committed	5,467	3,933	333	267	5,800	4,200
Letters of credit facilities - uncommitted	55	55	-	-	55	55
Total credit facilities	$8,255	$6,755	$500	$400	$8,755	$7,155

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at March 31, 2006 and 2005. No amounts were drawn on the committed facilities at March 31, 2006 and 2005.

TMCC may take advances under the syndicated bank credit facilities subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions. Under the 364-day credit facility, a default by Toyota Credit Canada Inc., an affiliate of the Company and a co-borrower, would constitute a default by the Company. The syndicated bank credit facilities do not contain any material adverse change clauses or additional restrictive financial covenants that would limit the ability of the Company or Toyota Credit de Puerto Rico Corp. (“TCPR”) to borrow under their respective facilities.

Securitization

The Company’s securitization program represents an additional source of liquidity, as the Company currently owns approximately $42.022 billion in potentially securitizable retail finance receivables. During fiscal 2006, the Company did not execute any securitization transactions. In December 2004, the SEC adopted Regulation AB relating to offerings and the ongoing reporting of asset-backed securities. The Company intends to comply with the new rules to ensure future ability to access the public securitization markets as a source of liquidity. Refer to the “Off-Balance Sheet Arrangements” section of this MD&A for further discussion about the Company’s securitization program.

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC (“TMC Credit Support Agreement”), TMC agreed to: 1) maintain 100% ownership of TFSC; 2) cause TFSC and its subsidiaries to have a net worth of at least ¥10 million, equivalent to $84,904 at March 31, 2006; and 3) make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended. The agreement is not a guarantee by TMC of any securities or obligations of TFSC.

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

In connection with the TFSC Credit Support Agreement, TMCC and TFSC are parties to a credit support fee agreement (“Credit Support Fee Agreement”). The Credit Support Fee Agreement requires TMCC to pay to TFSC a semi-annual fee equal to 0.06% per annum of the weighted average outstanding amount of TMCC Securities entitled to credit support.

TCPR is the beneficiary of a credit support agreement with TFSC containing the same provisions as the TFSC Credit Support Agreement described above but pertaining to TCPR and TCPR bonds, debentures, notes and other investment securities and commercial paper (collectively, "TCPR Securities"). Holders of TCPR Securities have the right to claim directly against TFSC and TMC to perform their respective obligations as described above. This agreement is not a guarantee by TFSC of any securities or other obligations of TCPR. TCPR has agreed to pay TFSC a semi-annual fee equal to 0.06% per annum of the weighted average outstanding amount of TCPR Securities entitled to credit support.

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

Credit Ratings

As of April 30, 2006, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Senior Debt	Commercial Paper	Outlook

S&P	AAA	A-1+	Stable
Moody’s	Aaa	P-1	Stable

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning nationally recognized statistical rating organization (“NRSRO”). Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

Securitization of receivables allows the Company to access a highly liquid and efficient capital market while providing the Company with an alternative source of funding and investor diversification. The Company began participating in the asset-backed securitization market in 1993. For further discussion of the Company’s funding strategy, refer to the “Liquidity and Capital Resources” section of this MD&A.

The Company’s securitization program typically involves a two-step transaction. The Company sells discrete pools of retail finance receivables to a wholly-owned consolidated bankruptcy remote special purpose entity (“SPE”), which in turn transfers the receivables to a qualified special purpose entity (“QSPE” or “securitization trust”) in exchange for the proceeds from securities issued by the securitization trust. The asset-backed securities are rated by at least two NRSROs and sold in registered public offerings. These securities, usually in the form of either notes or certificates of various maturities and interest rates, are secured by the sold receivables and collections with respect to the receivables. The securities are structured into senior and subordinated classes. Generally, the senior classes have payment priority over the subordinated classes.

The following flow chart diagrams a typical securitization transaction:

The Company’s use of SPEs in securitizations is consistent with conventional practices in the securitization industry. The two-step sale process isolates the sold receivables from general creditors of the Company for the benefit of securitization investors. The securitization is accounted for as a sale, assuming accounting requirements are satisfied. Investors in securitizations have no recourse to the Company beyond the contractual cash flows of the securitized receivables, retained subordinated interests, any cash reserve funds, and any amounts available or funded under the revolving liquidity notes in the related trust as discussed below. Investors do not have recourse to other assets of the Company for obligor defaults. The Company does not guarantee any securities issued by any securitization trust. None of the Company’s officers, directors, or employees holds any equity interests or receives any direct or indirect compensation from the Company’s SPEs. The SPEs do not own the Company’s stock or stock of any of the Company’s affiliates and there are no contracts to do so. Each SPE has limited purposes and may only be used to purchase and sell the receivables. The individual securitization trusts have a limited duration and generally terminate when investors holding the asset-backed securities have been paid all amounts owed to them.

The SPE retains an interest in each securitization trust. Each retained interest includes subordinated securities issued by the securitization trust and interest-only strips representing the right to receive any excess interest. The retained interests are subordinated and serve as credit enhancements for the senior securities issued by the securitization trust to help ensure that adequate funds will be available to pay investors. The retained interests are held by the SPE as restricted assets and are not available to satisfy any obligations of the Company. The SPE’s ability to realize value on its retained interests depends on actual credit losses and prepayment speeds on the sold receivables. To the extent prepayment speeds are faster or losses are greater than expected, the SPE may be required to recognize an impairment loss on the retained interests. For accounting purposes, the interests of the SPE are consolidated with the Company’s accounts. These retained interests as well as senior securities purchased by the Company are reflected in the Consolidated Balance Sheet as available for sale investments in marketable securities and other assets. For further discussion of the estimates involved in the valuation of the Company’s retained interests, refer to the “Critical Accounting Estimates” section of this MD&A.

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

•
Revolving liquidity notes: In certain securitization structures, a revolving liquidity note (“RLN”) is used in lieu of a deposit to a cash reserve fund. The securitization trust may draw upon the associated RLN to cover any shortfall in interest and principal payments to investors. The Company funds any draws, and the terms of an RLN obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under an RLN are subordinate to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into the related reserve fund. If collections are insufficient to repay amounts outstanding under an RLN, the Company will recognize a loss for the outstanding amounts. The Company must fund the entire amount available under an RLN into the related reserve fund if the Company’s short term unsecured debt ratings are downgraded below P-1 or A-1 by Moody’s or S&P, respectively. Management believes the likelihood of the Company incurring such losses or the Company’s short-term credit rating being downgraded is remote. No amounts were outstanding under any RLN as of March 31, 2006 and 2005. The RLN had no material fair value as of March 31, 2006 and 2005. The Company has not recognized a liability for an RLN as it does not expect to be required to fund any amounts under an RLN.

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

TMCC continues to service the sold receivables for a servicing fee, prepares servicing reports regarding the securitization trusts performance and performs administrative services for the securitization trusts.

The sale of receivables through securitizations is further discussed in Note 7 - Sale of Receivables of the Notes to Consolidated Financial Statements.

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. TMCC receives an annual fee of $102,000 for guaranteeing such payments. The nature, business purpose, and amounts of these guarantees are described in Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements. Other than the fee discussed above, there are no corresponding expenses or cash flows arising from the Company’s guarantees, nor are any amounts recorded as liabilities on the Company’s Consolidated Balance Sheet.

Lending Commitments

The Company provides fixed and variable rate credit facilities to vehicle and industrial equipment dealers. These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate. The Company obtains a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover the Company’s exposure under such agreements. The Company prices the credit facilities to reflect the credit risks assumed in entering into the credit facility. The Company also provides financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions. The Company has also extended credit facilities to affiliates as described in Note 15 - Commitments and Contingencies of the Notes to Consolidated Financial Statements. While the majority of these credit facilities and financing arrangements are secured, approximately 17.1% of the outstanding balance of lending commitments at March 31, 2006 are unsecured.

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of March 31, 2006, the Company does not believe it is probable that it will be required to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of March 31, 2006.

Receivable Repurchase Obligations

TMCC makes certain representations and warranties to the SPEs, and the SPEs make corresponding representations and warranties to the securitization trusts, relating to the receivables sold in securitization transactions. TMCC and the SPEs may be required to repurchase any receivable in the event of a breach of a representation and warranty that would materially and adversely affect the interest of the SPEs, or any securitization trust, as applicable. In addition, TMCC, as the servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer that would materially and adversely affect the interest of any securitization trust, or if extensions or modifications to a receivable are made, and TMCC, as the servicer, does not elect to make advances to cover any resulting reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable plus any accrued interest thereon. These provisions are customary in the securitization industry. No receivables were repurchased under these provisions during fiscal 2006 and 2005. The Company does not believe it is probable that it will be required to make any material payments in the future and, as such, no amounts have been recorded under these obligations as of March 31, 2006.

Advancing Requirements

As a servicer of receivables sold through securitizations, TMCC is required to advance delinquent amounts contractually owed by an obligor to the applicable securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for any outstanding advances from collections on all receivables before making other required payments. These provisions are customary in the securitization industry. Advances outstanding at March 31, 2006 and 2005 totaled $1 million and $5 million, respectively.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

The Company has certain obligations to make future payments under contracts and credit-related financial instruments and commitments. Aggregate contractual obligations and credit-related commitments in existence at March 31, 2006 are summarized as follows:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in millions)

Debt [1]	$48,708	$22,196	$15,124	$8,007	$3,381
Lending commitments [2]	3,929	3,929	(2)	(2)	(2)
Premises occupied under lease	113	19	29	20	45
Revolving liquidity notes [3]	17	17	(3)	(3)	(3)
Purchase obligations [4]	44	27	17
Total	$52,811	$26,188	$15,170	$8,027	$3,426

1	Debt includes the effects of fair market value changes and foreign currency transaction adjustments.

2
Lending commitments represent term loans and revolving lines of credit extended by the Company to vehicle and industrial equipment dealers and affiliates as described in the “Off-Balance Sheet Arrangements” section of this MD&A. Of the amount shown above, $2.477 billion was outstanding as of March 31, 2006. The amount shown above excludes $6.588 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2006 of which $4.262 billion were outstanding at March 31, 2006. The above lending commitments have various expiration dates.

3
Certain securitization trusts may draw from TMCC under the RLNs over the life of the related securitization transactions. The terms of the RLNs obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under the RLNs are subordinated as described in the “Off-Balance Sheet Arrangements” section of this MD&A. No amounts were outstanding as of March 31, 2006.

4
Purchase obligations represent fixed or minimum payment obligations under the Company’s contracts, $42 million of which relate to contracts with information technology service providers in connection with the technology initiative described in the “Results of Operations- Operating and Administrative Expenses” section of this MD&A. The amounts included herein represent the minimum contractual obligations in certain situations; however, actual amounts incurred may be substantially higher depending on the particular circumstance, including in the case of information technology contracts, the amount of usage once implemented by the Company. Contracts that do not specify fixed payments or provide for a minimum payment are not included. Certain contracts noted herein contain voluntary provisions under which the contract may be terminated for a specified fee, ranging up to $2.8 million, depending upon the contract.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include estimates, projections and statements of the Company’s beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning. The Company cautions that the forward looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward looking statements, including, without limitation, the risk factors set forth in Item 1A - “Risk Factors” and the following:

•	changes in vehicle and component pricing due to the appreciation of the Japanese yen against the U.S. dollar
•	changes in tax laws or the Company’s tax position
•	the ability of the Company to successfully access the U.S. and international capital markets
•	the effect of any NRSRO actions
•	increases in market interest rates or other changes in costs associated with the Company’s debt funding
•	continuation of factors causing changes in delinquencies and credit losses
•	changes in the fiscal policy of any government agency which increases sovereign risk
•	monetary policies exercised by the European Central Bank and other monetary authorities
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

NEW ACCOUNTING STANDARDS

Refer to Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

Determination of the Allowance for Credit Losses

The Company maintains an allowance for credit losses to cover probable losses on its earning assets resulting from the failure of customers or dealers to make required payments. The level of credit losses is influenced primarily by two factors: frequency of occurrence and loss severity. These and other factors are further discussed in the “Results of Operations- Credit Risk” section of this MD&A. For evaluation purposes, exposures to credit losses are segmented into the two primary categories of “consumer” and “dealer”. The Company’s consumer portfolio is further segmented into retail finance receivables and lease earning assets, both of which are characterized by smaller contract balances and homogenous populations. The Company’s dealer portfolio consists of loans related to dealer financing. The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether reserves are considered adequate to cover probable losses. For further discussion of the accounting treatment of the Company’s allowance for credit losses, refer to Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

The evaluation of the appropriateness of the allowance for credit losses and the Company’s exposure to credit losses involves estimates and requires significant judgment. The estimate of credit losses is based upon information available at the reporting date.

Consumer Portfolio

The consumer portfolio is evaluated using methodologies such as roll rate analysis, credit risk grade/tier segmentation analysis, time series regression analysis, and vintage analysis. Various techniques are used including the segmenting of retail finance receivables and lease earning assets into pools, identifying risk characteristics, and reviewing historical delinquency and loss trends. Management also reviews and analyzes external factors including, but not limited to, changes in economic conditions, the used vehicle market and consumer behavior. In addition, internal factors, such as asset growth, purchase quality mix and contract term length, are also considered in the review. As discussed in the “Results of Operations- Credit Risk” section of this MD&A, most of the Company’s credit losses are related to its consumer portfolio.

Dealer Portfolio

The dealer portfolio is evaluated by first segmenting dealer financing into loan-risk pools, which are determined based on the risk characteristics of the loan (i.e. secured, unsecured, syndicated, etc.). The dealer pools are then analyzed using an internally developed risk rating process or by reference to third party risk rating sources. In addition, field operations management is consulted each quarter to determine if any specific dealer loan is considered to be impaired. If any such loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring. As discussed in the “Results of Operations- Credit Risk” section of this MD&A, to date, the Company has not incurred material credit losses on its dealer financing portfolio.

Sensitivity Analysis

The assumptions used in evaluating the Company’s exposure to credit losses involve estimates and significant judgment. The expected loss severity and frequency of occurrence on the vehicle retail and lease portfolios represent two of the key assumptions involved in determining the allowance for credit losses. Holding other estimates constant, a 10% increase or decrease in either the estimated loss severity or the estimated frequency of occurrence on the vehicle retail and lease portfolios would have resulted in a change in the allowance for credit losses of $39 million as of March 31, 2006.

Determination of Residual Values

The determination of contractual residual values on the Company’s lease portfolio involves estimating end of term market values of leased vehicles. Establishing these estimates involves various assumptions, complex analysis, and significant judgment. Actual losses incurred at lease termination could be significantly different from expected losses. Substantially all of the Company’s residual value risk relates to its vehicle lease portfolio. To date, the Company has not incurred material losses related to declines in contractual residual values on its industrial equipment portfolio. For further discussion of the accounting treatment of residual values on the Company’s lease earning assets, refer to Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

The contractual residual values of lease earning assets are estimated at lease inception by examining external industry data and the Company’s own historical residual experience. Factors considered in this evaluation include, but are not limited to, expected economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values and fuel prices. During the term of the lease, management evaluates the adequacy of its estimate of the residual value and makes downward adjustments to the carrying value to the extent the market value at lease maturity is estimated to be less than the carrying value and when such decline is considered to be other-than-temporary. Factors affecting the estimated market value at lease maturity are the same as those considered in the evaluation of contractual residual values at lease inception discussed above. These factors are evaluated in the context of their historical trends. For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases expense in the Consolidated Statement of Income. For direct finance leases, adjustments are made at the time of assessment and are included as a reduction to direct finance lease revenues in the Consolidated Statement of Income.

Sensitivity Analysis

Estimates used in determining end of term market values for leased vehicles significantly impact the amount and timing of depreciation expense. Return rate and loss severity represent two of the key assumptions involved in determining the amount of depreciation expense to be recorded.

The vehicle lease return rate represents the number of end of term leased vehicles returned to the Company for sale as a percentage of lease contracts that were originally scheduled to mature in the same period. When the market value of a leased vehicle at contract maturity is less than its contractual residual value, there is a higher probability that the vehicle will be returned to the Company. In addition, a higher market supply of certain makes of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to the Company. A higher rate of vehicle returns exposes the Company to greater risk of loss at lease termination. Holding other estimates constant, an increase or decrease of 5 percentage points in estimated return rate would have resulted in a change in accumulated depreciation on operating leases of $4 million as of March 31, 2006.

Loss severity is the extent to which the end of term market value of a lease is less than its carrying value at lease end. Although the Company makes every effort to establish accurate contractual residual values at lease inception and adjusts the residual value downward throughout the life of the lease as conditions warrant, the Company may still incur losses to the extent the end of term market value of a lease is less than its carrying value at lease end. Holding other estimates constant, an increase or decrease of 10% in estimated loss severity would have resulted in a change in accumulated depreciation on operating leases of $2 million as of March 31, 2006.

Sale of Receivables and Valuation of Retained Interests

The Company’s securitization transactions are completed using QSPEs and are usually structured to obtain sale accounting treatment. For further description of the securitization structures, refer to the “Off-Balance Sheet Arrangements” section of this MD&A.

The Company is required to recognize a gain or loss on the sale of receivables in the period the sale occurs. The recorded gains or losses on sold receivables depend on the carrying amount and the fair value of such receivables, less the fair value of obligations, if any, at the sale date. The Company retains interests in the securitizations in the form of senior interests, which consist of senior securities purchased by the Company, and subordinated interests, which consist of interest-only strips and subordinated securities. The subordinated retained interests do not have a readily available market value. Therefore, the fair value of the retained interests is calculated by discounting forecasted cash flows using management’s estimates of key economic assumptions discussed below. The Company recognizes income from each retained interest over its life utilizing the effective yield method. The yield represents the excess of all forecasted cash flows over the initial amount recorded as the retained interest at the sale date. As adjustments to forecasted cash flows are made, the Company adjusts the rate at which income is earned prospectively. For further discussion of the accounting treatment of the Company’s securitizations, refer to Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

Determination of the gain or loss on each sale of finance receivables, the fair value of retained interests, and the income from such retained interests requires management to make estimates and judgments regarding various assumptions. Such assumptions include expected credit losses over the life of the sold receivables, the risk of payments on sold receivables occurring earlier than scheduled maturities, also referred to as prepayment speed, discount rates used to calculate the present value of future cash flows, and weighted average life (in years). The assumptions used are affected by various internal and external factors, including various portfolio, industry and economic indicators such as changes in economic conditions and consumer behavior that management believes are key to estimating expected credit losses, as well as historical delinquency and loss analysis and trends. Management evaluates these factors on a periodic basis for each securitization transaction and modifies its assumptions as the underlying analyses and the credit environment change.

Sensitivity Analysis

Note 7 - Sale of Receivables of the Notes to Consolidated Financial Statements sets forth the sensitivity of the fair value of retained interests to changes in each of the assumptions discussed above. Any changes in such assumptions will have a similar effect on gains on securitization and income from retained interests recognized during the period.

Derivative Instruments

The Company manages its exposure to market risks such as interest rate and foreign exchange risks with derivative instruments. These instruments include interest rate swaps, currency basis swaps, and purchased interest rate caps. The Company’s use of derivatives is limited to the management of interest rate and foreign exchange risks. For further discussion of the accounting treatment of the Company’s derivatives, refer to Note 2 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

ITEM7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

The Company is exposed to various types of market risks as a result of its normal business activities. Market risk is the sensitivity of the Company’s income, market value, and capital to fluctuations in market variables such as foreign exchange rates, interest rates, and market prices.

The Company manages its exposure to certain market risks, in part through the use of derivative instruments. Refer to the “Results of Operations- Derivative Instruments” section of the MD&A for further discussion of the Company’s use of derivative instruments. The Company is not a derivatives dealer and does not actively trade in and out of derivative positions for speculative purposes.

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

The VaR model used by the Company presents the potential loss in fair value for the Company’s portfolio from adverse changes in interest rates for a 30-day holding period within a 95% confidence interval using Monte Carlo simulation techniques. The VaR methodology is applied to the Company’s derivative financial instruments, financial instruments, and lease contracts. The methodology uses historical interest rate data to assess the potential future losses from changes in market interest rates while holding other market risks constant. The model assumes that loan prepayments do not depend on the level of interest rates. All options in the debt and derivatives portfolio are included in the VaR calculation, with the exception of options embedded in debt instruments which are offset by the use of interest rate swaps with options mirroring those embedded in the underlying debt. These matched positions are not included in the VaR calculation as the resulting net exposure is not material. The VaR of the Company's portfolio as of and for the years ended March 31, 2006 and 2005 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:
	As of March 31, 2006	Average for the Year Ended March 31, 2006
Mean portfolio value	$9,603 million	$9,555 million
VaR[1]	$102 million	$117 million
Percentage of the mean portfolio value	1.06%	1.22%
Confidence level	95.0%	95.0%
	As of March 31, 2005	Average for the Year Ended March 31, 2005
Mean portfolio value[1]	$9,622 million	$8,855 million
VaR[1]	$122 million	$83 million
Percentage of the mean portfolio value[1]	1.27%	0.94%
Confidence level	95.0%	95.0%

1 In fiscal 2006, the Company included in the VaR calculation amounts in a transitory account which were previously excluded. Prior period amounts have been modified to include such amounts. The inclusion of these amounts did not result in a material change in VAR as of or in the average for the year ended March 31, 2005.

The Company’s calculated VaR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of the Company’s portfolio of financial instruments during the year. The decrease in VaR as of March 31, 2006 when compared to the prior year resulted from the mismatch in the timing of certain derivatives transactions relative to the assets being hedged by these transactions in March 2006.

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

A summary of the unrealized gains and losses on equity investments included in the Company’s other comprehensive income assuming a 10% and 20% adverse change in market prices is presented below:

	March 31,
	2006	2005
	(Dollars in millions)

Carrying value	$363	$250
Fair market value	$ 461	$306
Unrealized gain, net of tax	$61	$35
Estimated 10% adverse change, net of tax	$32	$16
Estimated 20% adverse change, net of tax	$4	($3)

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

COUNTERPARTY CREDIT RISK

The Company enters into reciprocal collateral arrangements with certain counterparties to mitigate its exposure to the credit risk associated with the respective counterparty. A valuation of the Company’s position with the respective counterparty is performed at least once a month. If the market value of the Company’s net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of the counterparty's net derivatives position with the Company exceeds a specified threshold, the Company is required to transfer cash collateral in excess of the threshold to the counterparty. The Company’s International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet. At March 31, 2006, the Company held a net $251 million in collateral from counterparties, which is included in cash and cash equivalents in the Consolidated Balance Sheet. The Company is not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at March 31, 2006, reduced by the effects of master netting agreements and collateral. At March 31, 2006, substantially all of the Company's derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by NRSROs. The Company has not experienced a counterparty default and does not currently anticipate non-performance by any of its counterparties, and as such has no reserves related to non-performance as of March 31, 2006. In addition, many of the Company’s ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of the net counterparty credit exposure by credit rating (net of collateral held) is presented below:

	March 31,
	2006	2005
	(Dollars in millions)
Credit Rating
AAA	$156	$493
AA	655	887
A	90	78
Total net counterparty credit exposure	$901	$1,458

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Toyota Motor Credit Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
June 12, 2006

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	March 31,
	2006	2005
ASSETS

Cash and cash equivalents	$815	$799
Investments in marketable securities	1,176	927
Finance receivables, net	42,022	37,608
Investments in operating leases, net	12,869	9,341
Other assets	1,379	2,001
Total assets	$58,261	$50,676

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$48,708	$41,757
Deferred income taxes	2,428	2,585
Other liabilities	2,330	2,090
Total liabilities	53,466	46,432

Commitments and contingencies (See Note 15)

Shareholder's equity:
Capital stock, $l0,000 par value (100,000 shares authorized;
issued and outstanding 91,500 in 2006 and 2005)	915	915
Accumulated other comprehensive income	60	46
Retained earnings	3,820	3,283
Total shareholder's equity	4,795	4,244
Total liabilities and shareholder's equity	$58,261	$50,676

See Accompanying Notes to Consolidated Financial Statements

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)

	Fiscal Years
	Ended March 31,
	2006	2005	2004
Financing revenues:
Operating lease	$2,726	$2,141	$2,049
Direct finance lease	138	169	291
Retail financing	1,915	1,506	1,284
Dealer financing	402	270	198
Total financing revenues	5,181	4,086	3,822

Depreciation on operating leases	2,027	1,579	1,561
Interest expense	1,502	670	578
Net financing revenues	1,652	1,837	1,683

Insurance premiums earned and contract revenues	288	251	212
Investment and other income	116	139	196
Net financing revenues and other revenues	2,056	2,227	2,091

Provision for credit losses	305	230	351
Expenses:
Operating and administrative	712	650	583
Insurance losses and loss adjustment expenses	115	104	98
Total provision for credit losses and expenses	1,132	984	1,032

Income before provision for income taxes	924	1,243	1,059
Provision for income taxes	344	481	418

Net income	$580	$762	$641

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
(Dollars in millions)
	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE AT MARCH 31, 2003	$915	$1,963	$17	$2,895

Net income for the year ended March 31, 2004	-	641	-	641
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $18 million	-	-	33	33
Reclassification adjustment for net gain included in net income, net of tax provision of $4 million	-	-	(6)	(6)
Total comprehensive income	-	641	27	668

BALANCE AT MARCH 31, 2004	$915	$2,604	$44	$3,563

Net income for the year ended March 31, 2005	-	762	-	762
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $1 million	-	-	2	2
Reclassification adjustment for net gain included in net income, net of tax provision of $4 million	-	-	(6)	(6)
Total comprehensive income	-	762	(4)	758

Distribution of net assets to TFSA	-	(23)	6	(17)
Advance to TFSA under credit agreement	-	(60)	-	(60)

BALANCE AT MARCH 31, 2005	$915	$3,283	$46	$4,244

Net income for the year ended March 31, 2006	-	580	-	580
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $9 million	-	-	18	18
Reclassification adjustment for net gain included in net income, net of tax provision of $2 million	-	-	(4)	(4)
Total comprehensive income	-	580	14	594

Advance to TFSA under credit agreement	-	(24)	-	(24)
Reclassification to re-establish receivable due from TFSA (See Note 16)	-	96	-	96
Dividends	-	(115)	-	(115)

BALANCE AT MARCH 31, 2006	$915	$3,820	$60	$4,795

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
	Fiscal Years Ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$580	$762	$641
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	(66)	(157)	44
Depreciation and amortization	2,484	1,759	1,827
Recognition of deferred income	(469)	(295)	(265)
Provision for credit losses	305	230	351
Gain from securitization of finance receivables	-	-	(30)
Decrease (increase) in other assets	129	60	(190)
(Decrease) increase in amounts held under reciprocal collateral arrangements	(731)	919	63
(Decrease) increase in deferred income taxes	(165)	372	336
Increase in other liabilities	84	154	122
Net cash provided by operating activities	2,151	3,804	2,899

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,632)	(766)	(1,528)
Disposition of investments in marketable securities	1,408	759	1,831
Acquisition of finance receivables	(19,713)	(17,961)	(16,723)
Collection of finance receivables	14,360	11,109	8,039
Acquisition of direct finance leases	(135)	(108)	(1,004)
Collection of direct finance leases	954	1,728	2,400
Net change in wholesale receivables	(207)	(390)	(612)
Acquisition of investments in operating leases	(7,809)	(5,213)	(3,005)
Disposals of investments in operating leases	2,362	2,082	1,782
Proceeds from sale of finance receivables [1]	-	-	1,825
Net cash used in investing activities	(10,412)	(8,760)	(6,995)

Cash flows from financing activities:
Proceeds from issuance of debt	13,328	9,260	8,279
Payments on debt	(6,601)	(6,538)	(7,617)
Net change in commercial paper	1,689	2,289	3,272
Advance to TFSA under credit agreement	(24)	(14)	-
Dividends paid	(115)		-
Distribution of net assets to TFSA [2]	-	(60)	-
Net cash provided by financing activities	8,277	4,937	3,934

Net increase (decrease) in cash and cash equivalents	16	(19)	(162)

Cash and cash equivalents at the beginning of the period	799	818	980
Cash and cash equivalents at the end of the period	$815	$799	$818

Supplemental disclosures:
1 Non-cash investing activities in connection with the fiscal 2004 securitization of finance receivables are discussed in further detail in Note 7 - Sale of Receivables
2 Non-cash investing and financing activities in connection with the fiscal 2005 distribution of net assets to TFSA are discussed in further detail in Note 1 - Nature of Operations

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations

Toyota Motor Credit Corporation (“TMCC”) was incorporated in California in 1982 and commenced operations in 1983. TMCC and its consolidated subsidiaries, collectively referred to herein as the “Company”, are wholly-owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation. TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation. TFSC manages TMC’s worldwide finance operations. TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services. The Company's business is substantially dependent upon the sale of Toyota and Lexus vehicles by Toyota Motor Sales, U.S.A., Inc. (“TMS”).

The Company provides a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers in the United States (excluding Hawaii) (“U.S.”) and Puerto Rico. The Company also provides finance products to commercial and industrial equipment dealers (“industrial equipment dealers”) and their customers. The Company’s products fall primarily into the following finance and insurance product categories:

•	Finance - The Company provides a broad range of finance products including retail financing, leasing, and dealer financing to vehicle and industrial equipment dealers and their customers.

•
Insurance - Through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly-owned subsidiary, the Company provides marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers. The Company also provides coverage and related administrative services to certain affiliates.

The Company’s primary finance and insurance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus vehicle dealers. The Company also holds minority interests of $1 million in Toyota Credit Argentina S.A. and Toyota Compania Financiera de Argentina S.A., both TFSA majority-owned subsidiaries in Argentina.

During fiscal 2005, the Company transferred substantially all of its interests in Toyota Services de Mexico, S.A. de C.V. (“TSM”) and Toyota Services de Venezuela, C.A. (“TSV”), and its minority interest in Banco Toyota do Brazil, S.A. (“BTB”), to TFSA. The transfer of the $17 million carrying value, net of the $6 million cumulative translation adjustment, of the Company’s interests in these entities was accounted for as a distribution of assets and, accordingly, a reduction of shareholder’s equity. Included in the distribution of assets was a net non-cash decrease in the Company’s assets and liabilities of $133 million and $130, respectively. Due to the immaterial size of the Mexican and Venezuelan operations and the Brazilian holdings relative to the Company’s consolidated financial condition and results of operations, the related assets, liabilities, and results of operations prior to the transfer are included with the results of ongoing operations in the Consolidated Balance Sheet and Consolidated Statement of Income

As of March 31, 2006, approximately 23% of managed vehicle retail and lease assets were located in California, 9% in Texas, 7% in New York, and 6% in New Jersey. In addition, at March 31, 2006, the 25 largest aggregate outstanding vehicle and industrial equipment dealer receivables totaled $2.452 billion.

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

Investments in Marketable Securities

Investments in marketable securities consist of fixed income and equity securities and interests retained in the sale of receivables. The Company’s accounting policies related to the valuation of interests retained in the sale of receivables are discussed under “Sale of Receivables and Valuation of Retained Interests” within this footnote.

Fixed income and equity securities are designated as available-for-sale and carried at fair value using quoted market prices with unrealized gains or losses included in accumulated other comprehensive income, net of applicable taxes. The Company uses the specific identification method to determine realized gains and losses related to its investment portfolio. Realized investment gains and losses are reflected in investment and other income in the Consolidated Statement of Income. Premiums and discounts on investments are amortized to investment income using the effective interest method.

The Company evaluates fixed income and equity securities for other-than-temporary impairment by identifying securities that have declines in fair market value that meet the Company’s predetermined dollar and percentage thresholds. Consideration is given to, among other factors, the length of time the security has remained below amortized cost, the financial condition and prospects of the investee, changes in the investee’s economic or technical environment, and changes in the investee’s debt rating. If the decline is considered to be other-than-temporary, the cost basis of the security is written down to fair value and the write down is reflected in investment and other income in the Consolidated Statement of Income. Declines in fair value below amortized cost experienced for twelve consecutive months are considered other-than-temporary regardless of dollar amount.

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

Investments in Operating Leases

Investments in operating leases are recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value. Operating lease revenue is recorded to income on a straight-line basis over the term of the lease. Incremental direct costs and fees paid or received in connection with the acquisition of vehicle leases, including incentive and rate participation payments made to vehicle dealers, incremental direct costs, and acquisition fees collected from customers, are capitalized and amortized on a straight-line basis over the term of the related contracts. Investments in operating leases are recorded net of deferred subvention payments received from affiliates and deferred acquisition fees collected from customers. Operating lease revenue is recorded net of sales taxes collected from customers.

Determination of Residual Values

Substantially all of the Company’s residual value risk relates to its vehicle lease portfolio. To date, the Company has not incurred material losses related to declines in contractual residual values on its industrial equipment portfolio.

The contractual residual values of lease earning assets are estimated at lease inception by examining external industry data and the Company’s own historical residual experience. Factors considered in this evaluation include, but are not limited to, economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values and fuel prices. During the term of the lease, management evaluates the adequacy of its estimate of the residual value and makes downward adjustments to the carrying value to the extent the market value at lease maturity is estimated to be less than the carrying value and when such decline is considered to be other-than-temporary. For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases expense in the Consolidated Statement of Income. For direct finance leases, adjustments are made at the time of assessment and are included as a reduction to direct finance lease revenues in the Consolidated Statement of Income.

The Company periodically evaluates the carrying value of operating leases for impairment. Operating lease assets are considered impaired when the expected undiscounted future cash flows over the

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

remaining lease term are less than book value.

The Company uses various channels to sell vehicles returned at lease end. The Company does not re-lease returned vehicles.

Substantially all of the Company’s residual value risk relates to its vehicle lease portfolio. To date, the Company has not incurred material losses related to declines in contractual residual values on its industrial equipment portfolio.

Allowance for Credit Losses

The Company maintains an allowance for credit losses to cover probable losses on its earning assets resulting from the failure of customers or dealers to make required payments. Management evaluates the allowance at least quarterly, considering a variety of factors and assumptions to determine whether the allowance is considered adequate to cover probable losses. The allowance for credit losses is management’s best estimate of the amount of probable credit losses in the Company’s existing portfolio.

Increases to the allowance for credit losses are accompanied by corresponding charges to the provision for credit losses. Except where applicable law requires otherwise, account balances are charged off when payments due are no longer expected to be received or the account is 150 days contractually delinquent, whichever occurs first. Related collateral, if recoverable, is repossessed and sold. Any shortfalls between proceeds received from the sale of repossessed collateral and the amounts due from customers are charged against the allowance. The allowance related to the Company’s earning assets is included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet. The related provision expense is included in the provision for credit losses in the Consolidated Statement of Income. Charge-offs are presented net of amounts recovered on previously charged off accounts.

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

The Company will also discontinue the use of hedge accounting if a derivative is sold, terminated or exercised, or if management determines that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”). De-designated derivatives are included within the category of non-hedge accounting derivatives.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

Insurance Premiums Earned and Contract Revenues

Revenues from providing coverage under various contractual agreements are recognized over the term of the coverage in relation to the timing and level of anticipated claims and administrative expenses. Revenues from insurance premiums, net of premiums ceded to reinsurers, are earned over the terms of the respective policies in proportion to the estimated loss development. Management relies on historical loss experience as a basis for establishing earnings factors used to recognize revenue over the term of the contract or policy.

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

In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, "Accounting for Uncertain Tax Positions". The proposed interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The proposed interpretation requires that a tax position meet a "more likely than not" recognition threshold and a “best estimate” measurement attribute for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the more likely than not recognition threshold will result in either the reduction of a current or deferred tax asset or receivable, or the recording of a current or deferred tax liability. The proposed interpretation also provides guidance on measurement, derecognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The targeted effective date of the proposed interpretation is as of the beginning of the first fiscal year ending after December 15, 2006. The Company is assessing the impact of adopting the new pronouncement in its proposed form and is currently unable to estimate its impact, if any, on the Company's consolidated financial statements.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments” (“FAS 155”), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The statement also subjects beneficial interests issued by securitization vehicles to the requirements of FAS 133. The statement is effective as of April 1, 2007, with earlier adoption permitted. The Company plans to early adopt the statement and does not expect that FAS 155 will have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective as of April 1, 2007, with earlier adoption permitted. The Company is assessing the impact of adopting FAS 156 and is currently unable to estimate its impact, if any, on the Company’s consolidated financial statements.

In March 2006, the EITF reached a tentative consensus on Issue No. 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. The implementation of EITF 06-3 did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments in Marketable Securities

The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses are as follows:
	March 31, 2006
	Cost	Fair Value	Unrealized Gains	Unrealized Losses
	(Dollars in millions)

Available-for-sale securities:
Subordinated securities	$23	$23	$-	$-
Interest-only strips	2	7	5	-
Asset-backed securities	15	15	-	-
Mortgage-backed securities	338	334	2	(6)
U.S. Treasury and government agencies	67	65	-	(2)
Municipal debt securities	12	12	-	-
Foreign government debt securities	5	5	-	-
Corporate debt securities	148	147	1	(2)
Equity securities	380	478	99	(1)
Other debt securities	90	90	-	-
Total marketable securities	$1,080	$1,176	$107	($11)

	March 31, 2005
	Cost	Fair Value	Unrealized Gains	Unrealized Losses
	(Dollars in millions)

Available-for-sale securities:
Subordinated Securities	$79	$79	$-	$-
Interest-only strips	14	30	16	-
Asset-backed securities	150	151	1	-
Mortgage-backed securities	141	142	2	(1)
U.S. Treasury and federal agencies	84	84	1	(1)
Municipal debt securities	9	9	-	-
Foreign government debt securities	5	5	-	-
Corporate debt securities	83	83	1	(1)
Equity securities	288	344	57	(1)
Other debt securities	-	-	-	-
Total marketable securities	$853	$927	$78	($4)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments in Marketable Securities (Continued)

At March 31, 2006 and 2005, there were no marketable securities in the Company’s available-for-sale portfolio with material unrealized losses that have been in an unrealized loss position for more than a year.

	Years Ended March 31,
	2006	2005	2004
	(Dollars in millions)
Available-for-sale securities [1]:
Proceeds from sales	$1,282	$610	$658
Realized gains on sales	$13	$13	$13
Realized losses on sales [2]	$8	$8	$3

1
The cash flow information presented above relates to the Company’s investment portfolio of its insurance operations. Cash flows related to interests retained in securitization transactions are discussed in Note 7 - Sale of Receivables.

2	Realized losses incurred in fiscal 2006 and 2005 include $3 million and $4 million, respectively, in impairment losses. No impairment losses were incurred in fiscal 2004.

The contractual maturities of investments in marketable securities at March 31, 2006 are as follows:

	Available-for-Sale Securities
	Cost	Fair Value
	(Dollars in millions)

Within one year	$130	$135
After one year through five years	126	125
After five years through ten years	51	50
After ten years	393	388
Equity securities	380	478
Total	$1,080	$1,176

In accordance with statutory requirements, the Company had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $4 million at March 31, 2006 and 2005.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Finance Receivables, Net

Finance receivables, net consisted of the following:

	March 31,
	2006	2005
	(Dollars in millions)

Retail receivables	$33,919	$29,018
Direct finance leases	1,270	2,208
Dealer financing	7,329	6,975
	42,518	38,201
Deferred origination costs	627	555
Unearned income	(627)	(706)
Allowance for credit losses	(496)	(442)
Finance receivables, net	$42,022	$37,608

The net investment in direct finance leases included in finance receivables, net consisted of the following:

	March 31,
	2006	2005
	(Dollars in millions)

Minimum lease payments to be received	$719	$1,372
Estimated unguaranteed residual values	551	836
Direct finance leases	1,270	2,208
Plus: Deferred origination costs	6	15
Less: Unearned income	(126)	(280)
Investment in direct finance leases, net of unearned income	$1,150	$1,943

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Finance Receivables, Net (Continued)

Minimum lease payments on direct finance leases and contractual maturities on retail receivables and dealer financing are as follows:

	Minimum lease payments on	Contractual Maturities
Years Ending March 31,	Direct finance leases	Retail receivables	Dealer financing
	(Dollars in millions)

2007	$387	$9,325	$5,943
2008	211	8,716	315
2009	71	7,403	414
2010	30	5,305	288
2011	12	2,633	326
Thereafter	8	537	43
Total	$719	$33,919	$7,329

A significant portion of the Company’s finance receivables has historically been repaid prior to contractual maturity dates; contractual maturities as shown above should not be considered as necessarily indicative of future cash collections.

Note 5 - Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following:

	March 31,
	2006	2005
	(Dollars in millions)

Vehicles	$15,690	$11,510
Equipment and other	751	734
	16,441	12,244
Deferred origination fees	(39)	(23)
Deferred income	(311)	(99)
Accumulated depreciation	(3,188)	(2,720)
Allowance for credit losses	(34)	(61)
Investments in operating leases, net	$12,869	$9,341

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Investments in Operating Leases, Net (Continued)

Future minimum lease rentals on operating leases are as follows:

Years Ending March 31,	Future Minimum Rentals on Operating Leases
(Dollars in millions)

2007	$2,424
2008	1,939
2009	1,023
2010	305
2011	56
Thereafter	-
Total	$5,747

A significant portion of the Company’s operating lease contracts has historically been terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.

Note 6 - Allowance for Credit Losses

The following table provides information related to the Company’s allowance for credit losses on finance receivables and investments in operating leases:

	Years Ended March 31,
	2006	2005	2004
	(Dollars in millions)

Allowance for credit losses at beginning of period	$503	$520	$462
Provision for credit losses	305	230	351
Charge-offs, net of recoveries [1]	(278)	(243)	(276)
Sale of receivables	-	-	(17)
Distribution of net assets to TFSA	-	(4)	-
Allowance for credit losses at end of period	$530	$503	$520

1	Net of recoveries of $79 million, $69 million and $59 million in years ended March 31, 2006, 2005 and 2004, respectively.

	Years Ended March 31,
	2006	2005	2004
	(Dollars in millions)
Aggregate balances 60 or more days past due[1]
Finance receivables	$198	$115	$115
Operating leases	38	17	23
Total	$236	$132	$138

1Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Sale of Receivables

The Company retains servicing rights and earns a contractual servicing fee of 1% per annum on the total monthly outstanding principal balance of its securitized retail receivables. In a subordinated capacity, the Company retains interest-only strips and subordinated securities in these securitizations. The retained interests are held as restricted assets. Investors in the securitizations have no recourse to the Company beyond the Company’s retained subordinated interests, any cash reserve funds, and any amounts drawn on the revolving liquidity notes discussed in Note 15 - Commitments and Contingencies. The Company’s exposure to these retained interests exists until the associated securities are paid in full. Investors do not have recourse to other assets held by TMCC for failure of obligors on the receivables to pay when due.

Cash Flows from Securitizations

The following table summarizes gains on retail finance receivables sold during fiscal 2004 and certain cash flows received from, and paid to, the retail securitization trusts outstanding during fiscal 2006, 2005, and 2004. No securitizations were executed during fiscal 2006 and 2005.

	Years Ended March 31,
	2006	2005	2004
	(Dollars in millions)

Gains on assets sold	$-	$-	$30

Cash flow information:
Proceeds from new securitizations, net of purchased and retained securities [1]	$-	$-	$1,269
Servicing fees received	$13	$32	$58
Excess interest received from interest only strips	$30	$79	$175
Repurchases of receivables [2]	($442)	($292)	($286)
Servicing advances	($4)	($2)	($7)
Reimbursement of servicing advances	$7	$8	$12

1 In connection with the securitization transaction, the Company retained securities of $556 million in fiscal 2004 which were classified as marketable securities in the Consolidated Balance Sheet. The transaction represents a non-cash increase in marketable securities and a non-cash decrease in finance receivables.
2  Balance represents optional clean-up calls. The Company exercised its right to repurchase finance receivables from securitization trusts as provided for in the terms of the Company's securitization agreements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Sale of Receivables (Continued)

Key Economic Assumptions

Key economic assumptions used in estimating the fair value of retained interests at the sale dates of the securitization transactions completed during fiscal 2006, 2005 and 2004 were as follows:

	Years Ended March 31,
	2006	2005	2004

Prepayment speed related to securitizations	-	-	1.50%
Weighted average life (in years)	-	-	1.85
Expected annual credit losses	-	-	0.80%
Residual cash flows discount rate	-	-	5%-10%

Expected cumulative static pool losses over the life of the securitizations are calculated by taking actual life to date losses plus projected losses and dividing the sum by the original balance of each pool of assets at the time of the original sale. At March 31, 2006, expected cumulative static pool credit losses for the retail finance receivables securitized in fiscal 2004 were 0.41%. No securitizations were executed during fiscal 2006 and 2005.

Sensitivity Analysis

The key economic assumptions and the sensitivity of the current fair value of the retained interests to an immediate 10% and 20% adverse change in those assumptions used at March 31, 2006 are presented below:

(Dollars in millions)

Retained interests included in investments in marketable securities	$30

Prepayment speed assumption	1.50%
Impact of 10 percent adverse change	($1)
Impact of 20 percent adverse change	($2)

Weighted average life (in years)	1.61-1.92
Impact of 10 percent adverse change Impact of 20 percent adverse change	($0.8) ($1.5)
Expected credit losses	0.31%-0.41%
Impact of 10 percent adverse change	($0.2)
Impact of 20 percent adverse change	($0.5)

Residual cash flows discount rate (annual rate)	5.00-12.00%
Impact of 10 percent adverse change	($0.1)
Impact of 20 percent adverse change	($0.2)

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

Managed Receivables

Outstanding balances, delinquency amounts and net credit losses for managed receivables, which include both owned and securitized receivables, are summarized as follows:

	March 31,
	2006	2005
	(Dollars in millions)

Retail finance receivables managed[1]	$34,573	$31,088
Direct finance leases managed	1,150	1,943
Dealer financing managed[1]	7,329	6,975
Total finance receivables managed	$43,052	$40,006

Less:
Securitized retail finance receivables	533	1,956
Allowance for credit losses	497	442
Total finance receivables owned	$42,022	$37,608

1	Certain prior period amounts have been reclassified to conform to the current period presentation.

	Amount 60 Days or More Past Due		Credit Losses Net of Recoveries
	March 31,		March 31,
	2006	2005	2006	2005
	(Dollars in millions)

Retail finance receivables managed	$183	$108	$245	$198
Direct finance leases managed	16	14	13	34
Dealer financing managed	1	-	-	-
Total finance receivables managed	$200	$122	$258	$232

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Derivatives and Hedging Activities

The following table summarizes the components of interest expense:

	Years ended March 31,
	2006	2005	2004
	(Dollars in millions)

Interest expense on debt	$1,792	$1,167	$1,056
Amortization of basis adjustments on debt	(128)	(179)	(60)
Net interest realized on hedge accounting derivatives	(7)	(177)	(507)
Amortization of debt issue costs	43	43	49
Ineffectiveness related to hedge accounting derivatives	4	(15)	(4)
Other	-	(12)	-
Interest expense excluding non-hedge accounting results	1,704	827	534
Net result from non-hedge accounting	(202)	(157)	44
Total interest expense	$1,502	$670	$578

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense.
	Years ended March 31,
	2006	2005	2004
	(Dollars in millions)
	Loss/(Gain)

Currency basis swaps unrealized loss/(gain)	$114	($85)	($46)
Foreign currency transaction (gain)/loss	(115)	83	52
Net interest realized on non-hedge accounting derivatives	(260)	(71)	172
Unrealized loss/(gain) on non-hedge accounting derivatives
Interest rate swaps	51	(62)	(161)
Interest rate caps	7	(6)	32
Other	1	(16)	(5)
Net result from non-hedge accounting	($202)	($157)	$44

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Derivatives and Hedging Activities (Continued)

The following table summarizes the Company’s derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

	March 31,
	2006	2005
	(Dollars in millions)

Derivative assets	$1,152	$2,440
Less: Collateral held [1]	251	982
Derivative assets, net of collateral	$901	$1,458

Derivative liabilities	$230	$23

1 Represents cash received under reciprocal collateral arrangements that the Company has entered into with certain derivative counterparties as described in Note 8 - Derivatives and
Hedging Activities of the Notes to Consolidated Financial Statements.

Counterparty Credit Risk

The Company enters into reciprocal collateral arrangements with certain counterparties to mitigate its exposure to the credit risk associated with the respective counterparty. A valuation of the Company’s position with the respective counterparty is performed monthly. If the market value of the Company’s net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to the Company. Conversely, if the market value of the counterparty's net derivatives position with the Company exceeds a specified threshold, the Company is required to transfer cash collateral in excess of the threshold to the counterparty. The Company’s International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet. At March 31, 2006, the Company held a net $251 million in collateral from counterparties, which is included in cash and cash equivalents in the Consolidated Balance Sheet. The Company is not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at March 31, 2006, reduced by the effects of master netting agreements and collateral. At March 31, 2006, substantially all of the Company's derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by nationally recognized statistical rating organizations. The Company has not experienced a counterparty default and does not currently anticipate non-performance by any of its counterparties. The Company has no reserves related to counterparty non-performance as of March 31, 2006. In addition, many of the Company’s ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Derivatives and Hedging Activities (Continued)

A summary of the net counterparty credit exposure by credit rating (net of collateral held) is presented below:
	March 31,
	2006	2005
	(Dollars in millions)
Credit Rating
AAA	$156	$493
AA	655	887
A	90	78
Total net counterparty credit exposure	$901	$1,458

Note 9 - Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

	March 31,
	2006	2005
	(Dollars in millions)

Other assets:
Derivative assets	$901	$1,458
Used vehicles held for sale	160	178
Deferred charges	108	102
Other assets	210	263
Total other assets	$1,379	$2,001

Other liabilities:
Unearned insurance premiums and contract revenues	$953	$814
Accounts payable and accrued expenses	846	883
Derivative liabilities	230	23
Deferred income	186	141
Other liabilities	115	229
Total other liabilities	$2,330	$2,090

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted Average Contractual Interest Rates
	March 31,		March 31,
	2006	2005	2006	2005
	(Dollars in millions)

Commercial paper	$12,162	$10,397	4.67%	2.77%
Notes and loans payable	36,089	29,379	4.09%	3.71%
Carrying value adjustment [1]	457	1,981
Debt	$48,708	$41,757	4.23%	3.47%

1 Represents the effects of foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

Included in debt are unsecured notes denominated in various foreign currencies valued at $12.530 billion and $11.182 billion at March 31, 2006 and 2005, respectively. Concurrent with the issuance of these unsecured notes, the Company entered into cross currency interest rate swap agreements or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount to convert non-U.S. dollar debt to U.S. dollar denominated payments.

The Company’s notes and loans payable and carrying value adjustment at March 31, 2006 include $9.735 billion in variable rate debt with indexed contractual interest rates ranging from 2.61% to 5.67% and $26.811 billion in fixed rate debt with contractual interest rates ranging from 0.55% to 9.75%.

Included in debt is commercial paper with an average remaining maturity of thirty days at March 31, 2006. Notes and loans payable mature on various dates through fiscal 2036.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Debt (Continued)

Scheduled maturities of the Company’s debt portfolio are summarized below:
March 31, 2006
(Dollars in millions)

Commercial paper	$12,162
Other debt due in the fiscal years ending:
2007	10,034
2008	8,989
2009	6,135
2010	5,384
2011	2,623
Thereafter	3,381
Total other debt	36,546
Debt	$48,708

Interest payments on debt, including net settlements on interest rate swaps, were $1.388 billion, $842 million, and $668 million in fiscal 2006, 2005, and 2004, respectively.

Note 11 - Liquidity Facilities and Letters of Credit

The following table summarizes TMCC’s and its subsidiary, Toyota Credit de Puerto Rico Corp.’s (“TCPR”) credit facilities:

	TMCC		TCPR		Total
	March 31,
	2006	2005	2006	2005	2006	2005
	(Dollars in millions)
364-day syndicated bank credit facilities - committed	$2,733	$2,767	$167	$133	$2,900	$2,900
5-year syndicated bank credit facility - committed	5,467	3,933	333	267	5,800	4,200
Letters of credit facilities - uncommitted	55	55	-	-	55	55
Total credit facilities	$8,255	$6,755	$500	$400	$8,755	$7,155

During fiscal 2006, the Company renewed its 364-day syndicated bank credit facilities and renewed and increased its 5-year syndicated bank credit facilities from $4.200 billion to $5.800 billion.

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at March 31, 2006 and 2005. No amounts were drawn on the committed facilities at March 31, 2006 and 2005.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Fair Value of Financial Instruments

The fair value of financial instruments at March 31, 2006 and 2005 was estimated using the valuation methodologies described below. Considerable judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	March 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Balance sheet financial instruments:

Assets:
Cash and cash equivalents	$815	$815	$799	$799
Investments in marketable securities	$1,176	$1,176	$927	$927
Finance receivables, net	$40,896	$40,246	$35,691	$35,600
Derivative assets	$901	$901	$1,458	$1,458

Liabilities:
Debt	$48,708	$48,290	$41,757	$41,465
Derivative liabilities	$230	$230	$23	$23

The fair value estimates presented herein are based on information available as of March 31, 2006 and 2005. The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these investments.

Investments in Marketable Securities

The fair value of marketable securities was estimated using quoted market prices or discounted cash flow analysis.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Fair Value of Financial Instruments (Continued)

Finance Receivables, Net

The carrying amounts of $6.811 billion and $6.604 billion of variable rate finance receivables at March 31, 2006 and 2005, respectively, approximate fair value as these receivables re-price at prevailing market rates. The carrying amounts and fair values of finance receivables, net above excludes $1.126 billion and $1.917 billion of direct finance leases, net at March 31, 2006 and 2005, respectively, which are not considered financial instruments. The fair value of fixed rate finance receivables at March 31, 2006 and 2005 was estimated by discounting expected cash flows using the blended rates of finance receivables originated during the quarters ended March 31, 2006 and 2005, respectively. Although the fair value of finance receivables at March 31, 2006 was less than the carrying amount, management expects to collect all amounts due according to the contractual terms of the finance receivable agreements, less the related allowance for credit losses, based on the Company’s intent to hold the finance receivables to maturity.

Derivative Assets and Liabilities

The estimated fair value of the Company's derivative assets and liabilities was derived by discounting expected cash flows using quoted market exchange rates, quoted market interest rates, or quoted market prices, as of March 31, 2006 and 2005 as applicable to each instrument. Derivative assets and liabilities are recorded in other assets and other liabilities, respectively, in the Consolidated Balance Sheet.

Debt

The fair value of debt was estimated by discounting expected cash flows using the interest rates at which debt of similar credit quality and maturity would be issued as of March 31, 2006 and 2005. The Company also utilizes quoted market exchange rates, quoted market interest rates, or quoted market prices, when appropriate, in developing cash flows. The carrying amount of commercial paper was assumed to approximate fair value due to the short maturity of these instruments.

Note 13 - Pension and Other Benefit Plans

Employees of TMCC, TCPR, and TMCC’s insurance subsidiaries are generally eligible to participate in the TMS pension plan commencing on the first day of the month following hire and are vested after 5 years of continuous employment. Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service, the highest-paid 60 consecutive months' compensation, and the highest average fiscal year bonus over a period of 60 consecutive months, reduced by a percentage of social security benefits.

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

The Company’s employee benefits expense was $61 million, $54 million, and $43 million for the years

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Pension and Other Benefit Plans (Continued)

ended March 31, 2006, 2005, and 2004, respectively.

Note 14 - Provision for Income Taxes

The provision for income taxes consisted of the following:

	Years Ended March 31,
	2006	2005	2004
	(Dollars in millions)
Current
Federal, net of foreign tax credit	$464	$ 52	$ 43
State	34	47	32
Foreign	10	11	8
Total current	508	110	83
Deferred
Federal	(360)	349	303
State	196	22	32
Total deferred	(164)	371	335
Provision for income taxes	$344	$481	$418

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate follows:

	Years Ended March 31,
	2006	2005	2004

Provision for income taxes at U.S. federal statutory tax rate	35.00%	35.00%	35.00%
State and local taxes (net of federal tax benefit)	3.84%	4.10%	4.37%
Other [1]	(1.64%)	(0.38%)	0.14%
Effective tax rate	37.20%	38.72%	39.51%

1 Includes deferred tax benefit due to reduced effective state tax rate and new hybrid credit for the year ended March 31, 2006.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Provision for Income Taxes (Continued)

The deferred federal and state income tax liabilities are as follows:

	March 31,
	2006	2005
	(Dollars in millions)

Federal	$2,031	$2,384
State	397	201
Net deferred income tax liability	$2,428	$2,585

The Company's deferred tax liabilities and assets consisted of the following:

	March 31,
	2006	2005
	(Dollars in millions)

Liabilities:
Lease transactions	$2,684	$2,737
State taxes	270	212
Mark-to-market	-	41
Other	79	133
Deferred tax liabilities	3,033	3,123

Assets:
Mark-to-market	26	-
Provision for losses	227	243
Deferred costs and fees	329	271
Net operating loss and foreign tax credit carryforwards	36	37
Deferred tax assets	618	551
Valuation allowance	(13)	(13)
Net deferred tax assets	605	538

Net deferred income tax liability	$2,428	$2,585

TMCC and its domestic subsidiaries fully utilized federal tax net operating loss carryforwards of $631 million for fiscal 2005. At March 31, 2006, TMCC and its domestic subsidiaries have a deferred tax asset of $15 million for state tax net operating loss carryforwards which expire in fiscal 2006 through 2024. In addition, at March 31, 2006, TMCC and its domestic subsidiaries have a deferred federal tax asset for foreign tax credits totaling $20 million, which is reduced by a $13 million valuation allowance.

Cash paid for income taxes was $659 million, $32 million, and $57 million in fiscal 2006, 2005, and 2004, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Provision for Income Taxes (Continued)

At March 31, 2006, TMCC and its domestic subsidiaries had a receivable of $2 million from TMS for their share of the income tax in those states where the Company filed consolidated/combined returns with TMA or other domestic parent and subsidiaries of TMCC for the fiscal year ended March 31, 2006. No such amounts were outstanding for the March 31, 2004 state tax returns between TMCC and its affiliates at March 31, 2005.

Note 15 - Commitments and Contingencies

Commitments and Guarantees

TMCC has entered into certain commitments and guarantees described below. The maximum commitment amounts under these commitments and guarantees are summarized in the table below:
	Maximum Commitment Amount
	March 31,
	2006	2005
	(Dollars in millions)
Commitments:
Credit facilities with vehicle and industrial equipment dealers[1]	$3,708	$3,928
Credit facilities with affiliates	221	196
Facilities lease commitments[2]	113	117
Total commitments	4,042	4,241
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	148	148
Revolving liquidity notes related to securitizations	17	40
Total commitments and guarantees	$4,207	$4,429

1
Excludes $6.588 billion and $6.219 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2006 and 2005, respectively, of which $4.262 billion and $3.954 billion were outstanding at March 31, 2006 and 2005, respectively.

2	Includes $75 million and $82 million in facilities lease commitments with affiliates at March 31, 2006 and 2005, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Commitments and Contingencies (Continued)

Commitments

The Company provides fixed and variable rate credit facilities to vehicle and industrial equipment dealers. These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements. These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate. The Company obtains a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent. Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover the Company’s exposure under such agreements. The Company prices the credit facilities to reflect the credit risks assumed in entering into the credit facility. Amounts drawn under these facilities are reviewed for collectibility quarterly, in conjunction with the Company’s evaluation of the allowance for credit losses. The Company also provides financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions. Of the total credit facilities available to vehicle and industrial equipment dealers, $2.393 billion and $2.511 billion were outstanding at March 31, 2006 and 2005, respectively, and were recorded in finance receivables, net in the Consolidated Balance Sheet.

TCPR has extended a $90 million revolving line of credit to Toyota de Puerto Rico Corp. (“TDPR”), a wholly-owned subsidiary of TMS. The revolving line of credit has a one-year renewable term, with interest due monthly. Any loans outstanding under the revolving line of credit are not guaranteed by TMS and are unsecured. During fiscal 2006, the agreement was amended and revised to increase the maximum commitment to $110 million. Amounts outstanding with TDPR at March 31, 2006 and 2005 were $47 million and $10 million, respectively.

In addition, TMCC has entered into a reciprocal credit agreement with TFSA which allows each company to borrow up to $100 million from the other at a daily market interest rate, generally the federal funds rate, determined on the date of each advance, with no stated maturity date. Any amounts drawn by TFSA are accounted for as a distribution of assets, and, accordingly, a reduction of shareholder’s equity. During fiscal 2006 and 2005, $24 million and $60 million, respectively, was drawn by TFSA under the credit agreement. No such amounts were drawn prior to fiscal 2005. TFSA repaid the total amount drawn under the credit agreement in fiscal 2006.

The Company is party to a 15-year lease agreement with TMS for the Company’s headquarters location in the TMS headquarters complex in Torrance, California. At March 31, 2006, minimum future commitments under lease agreements to which the Company is a lessee, including those under the agreement discussed above, are as follows: fiscal years ending 2007 - $6 million; 2008 - $6 million; 2009 - $6 million; 2010 - $6 million; 2011 - $6 million; and thereafter - $42 million.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Commitments and Contingencies (Continued)

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid. TMCC receives an annual fee of $102,000 for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2006 and 2005. The fair value of these guarantees as of March 31, 2006 and 2005 was approximately $1 million. Because these are affiliate guarantees, TMCC is not required to recognize a liability for the fair value of the guarantees.

In certain securitization structures, a revolving liquidity note (“RLN”) is used in lieu of a deposit to a cash reserve fund. The securitization trust may draw upon the associated RLN to cover any shortfall in interest and principal payments to investors. The Company funds any draws, and the terms of an RLN obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under an RLN are subordinate to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into the related reserve fund. If collections are insufficient to repay amounts outstanding under an RLN, the Company will recognize a loss for the outstanding amounts. The Company must fund the entire amount available under an RLN into the related reserve fund if the Company’s short term unsecured debt ratings are downgraded below P-1 or A-1 by Moody’s or S&P, respectively. Management believes the likelihood of the Company incurring such losses or the Company’s short-term credit rating being downgraded is remote. No amounts were outstanding under any RLN as of March 31, 2006 and 2005. The RLN had no material fair value as of March 31, 2006 and 2005. The Company has not recognized a liability for an RLN as it does not expect to be required to fund any amounts under an RLN.

Indemnification

In the ordinary course of business, the Company enters into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and its vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, the Company has agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of the Company’s funding arrangements would require the Company to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, the Company is not able to estimate its maximum exposure to future payments that could result from claims made under such provisions. The Company has not made any material payments in the past as a result of these provisions, and as of March 31, 2006, the Company does not believe it is probable that it will be required to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of March 31, 2006.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Commitments and Contingencies (Continued)

Receivable Repurchase Obligations

TMCC makes certain representations and warranties to the SPEs, and the SPEs make corresponding representations and warranties to the securitization trusts, relating to the receivables sold in securitization transactions. TMCC and the SPEs may be required to repurchase any receivable in the event of a breach of a representation and warranty that would materially and adversely affect the interest of the SPEs, or any securitization trust, as applicable. In addition, TMCC, as the servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer that would materially and adversely affect the interest of any securitization trust, or if extensions or modifications to a receivable are made, and TMCC, as the servicer, does not elect to make advances to cover any resulting reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable plus any accrued interest thereon. These provisions are customary in the securitization industry. No receivables were repurchased under these provisions during fiscal 2006 and 2005. The Company does not believe it is probable that it will be required to make any material payments in the future and, as such, no amounts have been recorded under these obligations as of March 31, 2006.

Advancing Requirements

As a servicer of receivables sold through securitizations, TMCC is required to advance delinquent amounts contractually owed by an obligor to the applicable securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse the Company for any outstanding advances from collections on all receivables before making other required payments. These provisions are customary in the automotive finance securitization industry. Advances outstanding at March 31, 2006 and 2005 totaled $1 million and $5 million, respectively.

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in the Company’s business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims. However, based on information currently available, the advice of counsel, and established reserves, management of the Company expects that the ultimate liability resulting therefrom will not have a material adverse effect on the Company's consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Commitments and Contingencies (Continued)

Fair Lending Class Actions

An alleged class action in the U.S. District Court - Central District of California, Baltimore v. Toyota Motor Credit Corporation filed in November 2000 claims that the Company’s pricing practices discriminate against African-Americans and Hispanics. Two additional cases pending in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit Corporation) filed in the Superior Court of California Alameda County in April 2003 and in the Superior Court of the State of California in August 2003, respectively, contain similar allegations claiming discrimination against minorities. The cases have been brought by various individuals. Injunctive relief is being sought in all three cases and the cases also include a claim for actual damages in an unspecified amount. The parties have reached an agreement to settle these cases. The settlement is pending approval by the court. Under the settlement, TMCC agreed to stop purchasing contracts with markups greater than amounts approved under the settlement and to include disclosures on its contracts that explain that the finance charge may be negotiable and that the dealer may keep part of the finance charge. TMCC also agreed to: (i) offer 850,000 pre-approved offers of credit (that cannot be marked up) to African-American and Hispanic consumers; (ii) contribute $750,000 to non-profit entities for consumer education purposes with a focus on minorities; (iii) pay $95,000 in damages; (iv) pay up to $10,600,000 in attorneys’ fees and costs; and (v) on submission of a valid claim, provide eligible class members with either a certificate of credit applicable to their next financing with TMCC in amounts ranging from $50 to $400 or a check in amounts ranging from $25 to $225, depending upon the amount of their payment over the applicable buy rate or, in certain circumstances, the time their contracts were assigned to TMCC. TMCC is fully reserved for this settlement.

There are also non-class action cases making similar claims in other jurisdictions. The Company believes that it has strong defenses to these claims.

New Jersey Consumer Fraud Action

An action in the New Jersey Superior Court, Jorge v Toyota Motor Insurance Services (“TMIS”), filed in November 2002 claims that the TMIS Gold Plan Vehicle Service Agreement (“VSA”) is unconscionable on its face and violates the New Jersey Consumer Fraud Act. In September 2004, the case was certified as a class action consisting of all New Jersey consumers who purchased a TMIS Gold Plan VSA. The plaintiffs are seeking injunctive relief as well as actual damages and treble damages in an unspecified amount. In May 2005, the New Jersey Supreme Court issued a ruling granting TMIS' motion for leave to appeal the trial court's denial of TMIS' motion for summary judgment. A hearing before the Court of Appeals in this case was held on April 26, 2006 and TMIS is waiting for a written decision on this matter. The Company believes it has strong defenses to these claims. It is the Company’s opinion that this matter is not likely to create a material liability for damages.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Related Party Transactions

The tables below summarize amounts included in the Company’s Consolidated Balance Sheet and Statement of Income under various related party agreements or relationships:

	March 31,
	2006	2005
	(Dollars in millions)
Assets:
Subvention receivable from affiliates	$72	$45
Finance receivables with affiliates	$60	$10
Notes receivable under home loan program	$7	$7
Intercompany receivables	$8	$5
Deferred subvention income from affiliates
Finance receivables	($284)	($241)
Operating leases	($308)	($97)

Liabilities:
Intercompany payables	$146	$87

Shareholder’s Equity:
Reduction of retained earnings for advance to TFSA under credit agreement	$24	$60
Reduction of retained earnings for distribution of net assets to TFSA	-	$23
Reclassification to re-establish receivable due from TFSA[1]	($96)	-
Dividends paid [2]	$115	-

1 This line item represents the balance drawn by TFSA under its credit agreement with TMCC. This amount was reclassified to intercompany receivables during fiscal 2006, the period in which TFSA settled its outstanding balance.
2 During fiscal 2006, the Company’s Board of Directors declared and paid a cash dividend of $115 million to TFSA. No dividends were declared or paid in fiscal 2005.

	Years Ended March 31,
	2006	2005	2004
	(Dollars in millions)
Revenues:
Manufacturers’ subvention support and other revenues	$309	$233	$198
Affiliate insurance premiums and commissions revenues	$74	$63	$49

Expenses:
Shared services charges and other amounts	$69	$73	$83
Employee benefits expense	$61	$54	$43
Credit support fees incurred	$28	$18	$16

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Related Party Transactions (Continued)

Subvention Receivable from Affiliates, Deferred Subvention Income from Affiliates, and Manufacturer’s Subvention Support and Other Revenues

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

Finance Receivables with Affiliates

Finance receivables with affiliates represent loans outstanding under the revolving line of credit to TDPR discussed in Note 15 - Commitments and Contingencies. Effective in fiscal 2006, the agreement for the revolving line of credit from TCPR to TDPR was amended and revised to increase the maximum commitment amount to $110 million.

In fiscal 2006, the Company entered into a Master Auto Carrier Lease Agreement with Toyota Logistics Services (“TLS”). TMCC provides auto transport truck financing to TLS.

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

Reductions of Retained Earnings for Advance to TFSA under Credit Agreement and Distribution of Net Assets to TFSA

Amounts represent reductions of retained earnings in connection with advances to TFSA under the reciprocal credit agreement discussed in Note 15 - Commitments and Contingencies and the transfer of the Company’s interests in TSM, TSV and BTB to TFSA discussed in Note 1 - Nature of Operations.

Affiliate Insurance Premiums and Commissions Revenues

TMIS provides administrative services and various levels and types of insurance coverage to TMS, including the warranty coverage for TMS’ certified pre-owned vehicle program and various umbrella liability policies. TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions. On all layers in which the Company has provided coverage, 99% of the risk has been ceded to various reinsurers.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Related Party Transactions (Continued)

Shared Services Charges and Other Amounts

TMS and TMCC entered into a Shared Services Agreement covering certain technological and administrative services, such as information systems support, facilities, insurance coverage and corporate services provided by each entity to the other after the ownership of TMCC was transferred to TFSA. Included under the Shared Services Agreement are rent charges for the Company’s headquarters facility in the TMS headquarters complex in Torrance, California and its Central Customer Service Center, both of which are leased from TMS.

In fiscal 2006, the Master Services Agreement between TMCC and Toyota Financial Services Bank (“TFSB”) was amended and restated to include a number of additional services to be provided to TFSB by TMCC and certain limited services to be provided to TMCC by TFSB.

Employee Benefits Expense

Refer to Note 13 - Pension and Other Benefit Plans for a discussion of the TMS-sponsored pension and savings plans and other employee benefits.

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

In connection with the TFSC Credit Support Agreement, TMCC and TFSC are parties to a credit support fee agreement which requires TMCC to pay to TFSC a semi-annual fee equal to 0.06% per annum of the weighted average outstanding amount of TMCC’s bonds and other liabilities or securities entitled to credit support under the TMC and TFSC credit support agreements described above.

TCPR is the beneficiary of a credit support agreement with TFSC containing the same provisions as the TFSC Credit Support Agreement described above but pertaining to TCPR and TCPR bonds, debentures, notes and other investment securities and commercial paper (collectively, "TCPR Securities"). Holders of TCPR Securities have the right to claim directly against TFSC and TMC to perform their respective obligations as described above. This agreement is not a guarantee by TFSC of any securities or other obligations of TCPR. TCPR has agreed to pay TFSC a semi-annual fee equal to 0.06% per annum of the weighted average outstanding amount of TCPR Securities entitled to credit support.
The credit support fee payable is included in intercompany payables.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Related Party Transactions (Continued)

Other Agreements with Affiliates

TMCC and TMS are parties to an Amended and Restated Repurchase Agreement. This agreement states that TMS will arrange for the repurchase of new Toyota and Lexus vehicles financed at wholesale by TMCC at the aggregate cost financed in the event of vehicle dealer default. The Company is also a party to similar agreements with TMHU, HINO and other domestic and import manufacturers. TMHU is the primary distributor of Toyota lift trucks in the U.S. and HINO is the exclusive U.S. distributor of commercial trucks manufactured by Hino Motors Ltd. of Japan. No vehicles were repurchased under these agreements during fiscal 2006.

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. TMCC receives an annual fee of $102,000 for guaranteeing such payments. The nature, business purpose, and amounts of these guarantees are described in Note 15 - Commitments and Contingencies.

TMCC and TMS are parties to a Corporate Guaranty by TMS of certain dealer financing extended by TMCC to a dealer engaged in the business of mobility conversion.

TMCC provides administrative support in the form of shared services to support the formation and ongoing operations of Toyota Financial Services Securities USA Corporation (“TFSS”), an affiliate of TMCC.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Segment Information

The Company’s reportable segments include finance and insurance operations. Finance operations include retail financing, leasing and dealer financing provided to authorized vehicle dealers and their customers in the U.S. and the Commonwealth of Puerto Rico. Insurance operations are performed by TMIS and its subsidiaries. The principal activities of TMIS include marketing, underwriting, claims administration, and providing certain insurance and contractual coverage to Toyota and Lexus vehicle dealers and their customers. In addition, TMIS insures and reinsures certain TMS and TMCC risks, including limited warranty coverage to TMS on certain pre-owned vehicles, various umbrella liability policies and insurance of vehicle dealers’ inventory financed by TMCC. The finance and insurance operations segment information presented below includes allocated corporate expenses for the respective segments. Other amounts include financing provided to industrial equipment dealers and intersegment eliminations and reclassifications.

The accounting policies of the operating segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. Currently, the Company’s finance and insurance segments operate only in the U.S. and the Commonwealth of Puerto Rico. Substantially all of the Company’s finance and insurance segments are located within the U.S.

Financial results for the Company’s operating segments are summarized below:

	March 31,
	2006	2005	2004
	(Dollars in millions)
Assets:

Finance operations	$55,913	$48,717	$42,932
Insurance operations [1]	1,591	1,339	1,137
Other	757	620	565
Total assets	$58,261	$50,676	$44,634

1  Includes deferred income taxes which are classified as assets for insurance operations on a stand-alone basis.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17 - Segment Information (Continued)

	Years Ended March 31,
	2006	2005	2004
	(Dollars in millions)
Gross revenues:
Finance operations	$5,031	$3,982	$3,778
Insurance operations	346	299	263
Other	208	195	189
Total gross revenues	$5,585	$4,476	$4,230

Depreciation on operating leases:
Finance operations	$1,891	$1,446	$1,429
Insurance operations	-	-	-
Other	136	133	132
Total depreciation on operating leases	$2,027	$1,579	$1,561

Interest expense:
Finance operations	$1,471	$651	$557
Insurance operations	-	-	-
Other	31	19	21
Total interest expense	$1,502	$670	$578

Provision for credit losses:
Finance operations	$302	$234	$347
Insurance operations	-	-	-
Other	3	(4)	4
Total provision for credit losses:	$305	$230	$351

Operating and administrative expenses:
Finance operations	$589	$537	$489
Insurance operations	102	92	79
Other	21	21	15
Total operating and administrative expenses	$712	$650	$583

Provision for income taxes:
Finance operations	$302	$435	$377
Insurance operations	34	35	34
Other	8	11	7
Total provision for income taxes	$344	$481	$418

Net income:
Finance operations	$495	$678	$579
Insurance operations	72	67	50
Other	13	17	12
Net income	$580	$762	$641

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Selected Quarterly Financial Data (Unaudited)

	Total financing revenues	Depreciation on operating leases	Interest expense	Provision for credit losses	Net income
	(Dollars in millions)
Fiscal 2006:

First quarter	$1,177	$450	$351	$38	$150
Second quarter	1,259	499	301	96	158
Third quarter	1,331	521	438	59	135
Fourth quarter	1,414	557	412	112	137
Total	$5,181	$2,027	$1,502	$305	$580

Fiscal 2005:

First quarter	$966	$389	$116	$46	$198
Second quarter	1,000	391	200	50	171
Third quarter	1,040	380	144	47	225
Fourth quarter	1,080	419	210	87	168
Total	$4,086	$1,579	$670	$230	$762

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the Company’s disclosure controls and procedures in place as of the end of the most recent fiscal quarter covered by this annual report pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in the Company’s reports filed or submitted under the Exchange Act as of the end of the period covered by this report.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

During the quarters ended September 30, 2004 and December 31, 2004, the Company identified certain control deficiencies it considered to be material weaknesses related to the application and accounting for Statement of Financial Accounting Standards No. 133 and Statement of Financial Accounting Standards No. 52. These material weaknesses were discussed in detail in the Company’s prior SEC reports. As a result of its remediation efforts, the Company’s management believes these control deficiencies no longer constitute material weaknesses as of March 31, 2006.

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

There was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter covered by this annual report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

TMCC has omitted certain information in this section pursuant to Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of April 30, 2006.

Name	Age	Position
George E. Borst	57	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSA; Director, TFSC

Tadashi Nagashino	54	Director, Executive Vice President and Treasurer, TMCC; Director, Executive Vice President and Treasurer, TFSA

David Pelliccioni	58	Director, Group Vice President and Secretary, TMCC

John F. Stillo	53	Vice President and Chief Financial Officer, TMCC; Vice President and Chief Financial Officer, TFSA

Thomas A. Kiel	39	Corporate Manager and Chief Accounting Officer, TMCC

Hideto Ozaki	60	Director, TMCC; Chairman of the Board of Directors and Chief Executive Officer, TFSA; Director, President and Chief Executive Officer, TFSC

Yukitoshi Funo	59	Director, TMCC; Chairman of the Board and Chief Executive Officer, TMS; Senior Managing Director, TMC Board of Directors

James Press	59	Director, TMCC; President and Chief Operating Officer, TMS; Managing Officer, TMC

Takeshi Suzuki	58	Director, TMCC; Director, TFSC; Senior Managing Director, TMC Board of Directors

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

Mr. Kiel joined TMCC as Corporate Manager and Chief Accounting Officer in 2004. Prior to joining TMCC, Mr. Kiel served as Senior Vice President - Line of Business Risk Finance Executive at Bank of America Corporation from March 2004 to October 2004, and previously served at Bank of America Corporation as Senior Vice President - Corporate Analysis and Reporting from December 2002 to March 2004, Senior Vice President - Accounting Policy from July 2002 to December 2002, and Vice President - Accounting Policy from April 2000 to June 2002.

Mr. Ozaki was named Director of TMCC in October 1999 and Director, President and Chief Executive Officer of TFSC in July 2000. Mr. Ozaki was named Chairman of the Board of Directors and Chief Executive Officer of TFSA in April 2004. From August 2000 to March 2004, he served as Director and President of TFSA. Mr. Ozaki has been employed with TMC, in various positions, since 1968.

Mr. Funo was named Director of TMCC in June 2003. In May 2006, Mr. Funo was named Chairman and Chief Executive Officer of Toyota Motor North America, U.S.A., Inc. (“TMA”). From June 2003 to June 2005, Mr. Funo served as President, Chief Executive Officer and Director of TMS. In 2000, Mr. Funo was named a Director of TMC, a title that was changed to Managing Officer in 2003 and Senior Managing Director of TMC in 2004. Mr. Funo has been employed with TMC, in various positions worldwide, since 1970.

Mr. Press was named Director of TMCC in 1999 and Director of TMS in 1996. In May 2006, Mr. Press was named President of TMA. Prior to this, Mr. Press served as President and Chief Operating Officer of TMS since 2005 and Chief Operating Officer since 2001. In June 2003, Mr. Press was appointed a Managing Officer of TMC. Mr. Press has been employed with TMS, in various positions, since 1970.

Mr. Suzuki was named Director of TMCC in June 2005. From June 2001 to June 2005, he served as Director of TFSA. Mr. Suzuki was named Senior Managing Director of TMC in June 2004. In 2000, he was named a Director of TMC, a title that was changed to Managing Officer in 2003. Mr. Suzuki has been employed with TMC, in various positions, since 1970.

ITEM 11. EXECUTIVE COMPENSATION

TMCC has omitted this section pursuant to Instruction I(2) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

TMCC has omitted this section pursuant to Instruction I(2) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TMCC has omitted this section pursuant to Instruction I(2) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to the Company by PriceWaterhouseCoopers LLP, the Company’s principal accounting firm.

	Years ended March 31,
	2006	2005
	(Dollars in thousands)
Audit fees	$2,793	$2,976
Audit-related fees	346	8
Tax fees	1,158	1,865
All other fees	28	41
Total fees	$4,325	$4,890

Audit fees billed for fiscal 2006 and 2005 include the audits of the Company’s consolidated financial statements included in the Company’s Annual Reports on Form 10-K, reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and consulting on various accounting standards.

Audit-related fees billed in fiscal 2006 and fiscal 2005 include consulting on various accounting standards, consulting services related to the Sarbanes-Oxley Act of 2002, comfort letters and consents in connection with the Company’s funding transactions.

Tax fees billed in fiscal 2006 and fiscal 2005 include tax reporting software, tax planning services, assistance in connection with tax audits, a tax compliance system license, and tax return preparation services provided to expatriate employees other than key executives of the Company.

Other fees billed in fiscal 2006 and 2005 include translation services performed in connection with the Company’s funding transactions.

Auditor Fees Pre-approval Policy

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy requires that all services provided to the Company by PriceWaterhouseCoopers LLP, the Company’s independent auditor, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee. All the services provided in fiscal 2006 and 2005 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Form 10-K on pages 64 through 105.

(b)Exhibits

See Exhibit Index on page 112.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 12th day of June 2006.

TOYOTA MOTOR CREDIT CORPORATION

By /s/ George E. Borst

George E. Borst
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 12th day of June 2006.

Signature	Title
/s/ George E. Borst George E. Borst	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ Tadashi Nagashino Tadashi Nagashino	Executive Vice President and Treasurer and Director
/s/ John F. Stillo John F. Stillo	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Thomas A. Kiel Thomas A. Kiel	Corporate Manager and Chief Accounting Officer (Principal Accounting Officer)
/s/ David Pelliccioni David Pelliccioni	Director
/s/ Yukitoshi Funo Yukitoshi Funo	Director
/s/ James Press James Press	Director

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(3)

4.1	Issuing and Paying Agency Agreement dated August 1, 1990 between TMCC and Bankers Trust Company	(4)

4.2(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(5)
4.2(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(6)

____________________________________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Registration Statement on Form S-1, File No. 33-22440.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with the Company's Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.2 filed with the Company's Report on Form 10-K for the year ended September 30, 1990, Commission File number 1-9961.
(5)           Incorporated herein by reference to Exhibit 4.1(a), filed with the Company's Registration Statement on Form S-3, File No. 33-52359.
(6)	Incorporated herein by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(7)

4.3	Fifth Amended and Restated Agency Agreement dated September 30, 2005 among TMCC, JPMorgan Chase Bank, N.A.and J.P. Morgan Bank Luxembourg S.A.	(8)

4.4
TMCC has outstanding certain long-term debt as set forth in Note 10 - Debt of the Notes to Consolidated Financial Statements. Not filed herein as an exhibit, pursuant to Item 601(b) (4)(iii)(A) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934, is any instrument which defines the rights of holders of such long-term debt, where the total amount of securities authorized thereunder does not exceed 10% of the total assets of TMCC and its subsidiaries on a consolidated basis. TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request

10.1	Amended and Restated Master Services Agreement Dated as of June 20, 2005 between TMCC and Toyota Financial Savings Bank, a Nevada Thrift Company	(9)

10.2	Five-Year Credit Agreement, dated as of March 29, 2006, among Toyota Motor Credit Corporation, Toyota Credit de Puerto Rico Corp., Citicorp USA, Inc., as Administrative Agent, each lender from time to time party thereto, Citicorp Global Markets Inc and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Syndication Agent, and The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas and JPMorgan Chase Bank, N.A., as Documentation Agents	(10)

10.3	364 Day Credit Agreement, dated as of March 29, 2006, among Toyota Motor Credit Corporation, Toyota Credit de Puerto Rico Corp., Citicorp USA, Inc., as Administrative Agent, each lender from time to time party thereto, Citicorp Global Markets Inc and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Syndication Agent, and The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas and JPMorgan Chase Bank, N.A., as Documentation Agents	(11)

________________________________
(7)	Incorporated herein by reference to Exhibit 4.1(c) filed with the Company's Registration Statement on Form S-3, Commission File No. 333-113680.
(8)	Incorporated herein by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K dated October 5, 2005, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 10.2 filed with the Company’s Report on Form 10-K for the year ended March 31, 2005, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K dated April 4, 2006, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated April 4, 2006, Commission File No. 1-9961.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

10.4	Credit Support Agreement dated July 14, 2000 between TFSC and TMC	(12)

10.5	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC	(13)

10.6	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS	(14)

10.7	Shared Services Agreement dated October 1, 2000 between TMCC and TMS	(15)

10.8(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC	(16)

10.8(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC	(17)

10.9
 Form of Indemnification Agreement between TMCC and its directors and officers
		(18)

________________________________
(12)	Incorporated herein by reference to Exhibit 10.9 filed with the Company’s Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.10 filed with the Company’s Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.11 filed with the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.12 filed with the Company’s Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.13(a), respectively, filed with the Company’s Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.13(b) filed with the Company’s Report on Form 10-K for the year ended March 31, 2005, Commission File No. 1-9961.
(18)	Incorporated herein by reference to Exhibit 10.6 filed with the Company's Registration Statement on Form S-1, Commission File No. 33-22440.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith