Form 10-Q
period 2006-06-30
TOYOTA MOTOR CREDIT CORP
filed 2006-08-04
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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
Yes ☒ No

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

Yes __ No ☒

As of July 31, 2006, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	June 30, 2006	March 31, 2006
ASSETS

Cash and cash equivalents	$1,288	$815
Investments in marketable securities	1,051	1,176
Finance receivables, net	43,073	42,022
Investments in operating leases, net	14,142	12,869
Other assets	2,210	1,379
Total assets	$61,764	$58,261

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$51,560	$48,708
Deferred income taxes	2,892	2,428
Other liabilities	2,354	2,330
Total liabilities	56,806	53,466

Commitments and contingencies (See Note 10)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized;
91,500 issued and outstanding)	915	915
Accumulated other comprehensive income	54	60
Retained earnings	3,989	3,820
Total shareholder's equity	4,958	4,795
Total liabilities and shareholder's equity	$61,764	$58,261

See Accompanying Notes to Consolidated Financial Statements

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	June 30, 2006	June 30, 2005
Financing revenues:
Operating lease	$818	$610
Direct finance lease	30	41
Retail financing	544	434
Dealer financing	130	92
Total financing revenues	1,522	1,177

Depreciation on operating leases	605	450
Interest expense	500	351
Net financing revenues	417	376

Insurance premiums earned and contract revenues	79	69
Investment and other income	20	33
Net financing revenues and other revenues	516	478

Provision for credit losses	66	38
Expenses:
Operating and administrative	172	166
Insurance losses and loss adjustment expenses	33	28
Total provision for credit losses and expenses	271	232

Income before provision for income taxes	245	246
Provision for income taxes	76	96

Net income	$169	$150

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$169	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	(35)	14
Depreciation and amortization	728	457
Recognition of deferred income	(147)	(83)
Provision for credit losses	66	38
(Increase) decrease in other assets	(36)	61
Increase (decrease) in amounts held under reciprocal collateral arrangements	93	(320)
Increase (decrease) in deferred income taxes	467	(316)
(Decrease) increase in other liabilities	(339)	156
Net cash provided by operating activities	966	157

Cash flows from investing activities:
Purchase of investments in marketable securities	(112)	(492)
Disposition of investments in marketable securities	224	421
Acquisition of finance receivables	(5,158)	(5,163)
Collection of finance receivables	4,010	3,306
Acquisition of direct finance leases	(43)	(33)
Collection of direct finance leases	193	306
Net change in wholesale receivables	(119)	(47)
Acquisition of investments in operating leases	(2,563)	(2,032)
Disposals of investments in operating leases	726	650
Net cash used in investing activities	(2,842)	(3,084)

Cash flows from financing activities:
Proceeds from issuance of debt	4,413	3,460
Payments on debt	(2,585)	(1,559)
Net change in commercial paper	521	1,585
Advance to TFSA under credit agreement	-	(22)
Net cash provided by financing activities	2,349	3,464

Net increase in cash and cash equivalents	473	537

Cash and cash equivalents at the beginning of the period	815	799
Cash and cash equivalents at the end of the period	$1,288	$1,336

Supplemental disclosures
Interest paid	($480)	($271)
Income taxes received (paid)	$10	($386)

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Data

The information furnished in these unaudited interim financial statements for the three months ended June 30, 2006 and 2005 has been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three months ended June 30, 2006 do not necessarily indicate the results that may be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s 2006 Annual Report to the Securities and Exchange Commission on Form 10-K. References herein to “TMCC” denote Toyota Motor Credit Corporation and references herein to “we”, “our” and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments” (“FAS 155”), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). The statement also subjects beneficial interests issued by securitization vehicles to the requirements of FAS 133. We adopted the statement on April 1, 2006 and it did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 will be effective with respect to us as of the beginning of the first fiscal year beginning after December 15, 2006, or with respect to our fiscal year ending March 31, 2008. We are currently evaluating the impact of adopting FIN 48 and are unable to estimate its impact, if any, on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Finance Receivables, Net

Finance receivables, net consisted of the following (dollars in millions):

	June 30,	March 31,
	2006	2006
Retail receivables	$34,888	$33,919
Direct finance leases	1,094	1,270
Dealer financing	7,538	7,329
	43,520	42,518
Deferred origination costs	657	627
Unearned income	(626)	(627)
Allowance for credit losses	(478)	(496)
Finance receivables, net	$43,073	$42,022

Note 3 - Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following (dollars in millions):

	June 30,	March 31,
	2006	2006
Vehicles	$17,126	$15,690
Equipment and other	783	751
	17,909	16,441
Deferred origination fees	(47)	(39)
Deferred income	(386)	(311)
Accumulated depreciation	(3,287)	(3,188)
Allowance for credit losses	(47)	(34)
Investments in operating leases, net	$14,142	$12,869

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases for the three months ended June 30, 2006 and 2005 (dollars in millions):

	June 30, 2006	June 30, 2005
Allowance for credit losses at beginning of period	$530	$503
Provision for credit losses	66	38
Charge-offs, net of recoveries[1]	(71)	(38)
Allowance for credit losses at end of period	$525	$503

1Net of recoveries of $22 million and $20 million for the three months ended June 30, 2006 and 2005, respectively.

	June 30, 2006	June 30, 2005
Aggregate balances 60 or more days past due[1]
Finance receivables	$259	$157
Operating leases	42	23
Total	$301	$180

1Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.

Note 5 - Interest Expense and Derivatives and Hedging Activities

The following table summarizes our components of interest expense for the three months ended June 30, 2006 and 2005 (dollars in millions):

	June 30, 2006	June 30, 2005
Interest expense on debt	$553	$393
Amortization of basis adjustments on debt	(18)	(36)
Net interest realized on hedge accounting derivatives	43	(26)
Amortization of debt issue costs	12	11
Ineffectiveness related to hedge accounting derivatives	7	(5)
Interest expense excluding non-hedge accounting results	597	337
Net result from non-hedge accounting	(97)	14
Total interest expense	$500	$351

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Interest Expense and Derivatives and Hedging Activities (Continued)

The following table summarizes our components of the net result from non-hedge accounting, which is included in our interest expense for the three months ended June 30, 2006 and 2005 (dollars in millions):

	June 30, 2006	June, 30, 2005
Currency basis swaps unrealized (gain)/loss	($86)	$88
Foreign currency transaction loss/(gain)	86	(88)
Net interest realized on non-hedge accounting derivatives	(73)	(49)
Unrealized (gain)/loss on non-hedge accounting derivatives
Interest rate swaps	(20)	59
Interest rate caps	(4)	3
Other	-	1
Net result from non-hedge accounting	($97)	$14

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in our Consolidated Balance Sheet (dollars in millions):

	June 30, 2006	March 31, 2006
Derivative assets	$1,667	$1,152
Less: Collateral held [1]	344	251
Derivative assets, net of collateral	$1,323	$901

Derivative liabilities	$176	$230

1 Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in Note 8 - Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2006.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following (dollars in millions):

	June 30, 2006	March 31, 2006
Other assets:
Derivative assets	$1,323	$901
Used vehicles held for sale	171	160
Deferred charges	115	108
Income taxes receivable	371	-
Other assets	230	210
Total other assets	$2,210	$1,379

Other liabilities:
Unearned insurance premiums and contract revenues	$994	$953
Accounts payable and accrued expenses	930	846
Derivative liabilities	176	230
Deferred income	209	186
Other liabilities	45	115
Total other liabilities	$2,354	$2,330

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Debt

Debt and the related weighted average contractual interest rates are summarized as follows (dollars in millions):

			Weighted Average Contractual Interest Rates
	June 30, 2006	March 31, 2006	June 30, 2006	March 31, 2006
Commercial paper	$12,698	$12,162	5.2%	4.7%
Notes and loans payable	37,916	36,089	4.3%	4.1%
Carrying value adjustment [1]	946	457
Debt	$51,560	$48,708	4.5%	4.2%

1 Represents the effects of foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships.

Included in debt are unsecured notes denominated in various foreign currencies valued at $13.4 billion and $12.5 billion at June 30 and March 31, 2006, respectively. Concurrent with the issuance of these unsecured notes, we entered into cross currency interest rate swap agreements or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Our notes and loans payable and carrying value adjustment at June 30, 2006 include $9.6 billion in variable rate debt with indexed contractual interest rates ranging from 2.0 percent to 7.8 percent and $29.3 billion in fixed rate debt with contractual interest rates ranging from 0.6 percent to 11.1 percent.

Included in debt is commercial paper with an average remaining maturity of thirty-eight days at June 30, 2006. Notes and loans payable mature on various dates through fiscal 2037.

Note 8 - Other Comprehensive Income

The following table summarizes our total comprehensive income for the three months ended June 30, 2006 and 2005 (dollars in millions):

	June 30, 2006	June 30, 2005
Net income	$169	$150
Net change in unrealized gain on available for sale marketable securities (net of tax)	(6)	4
Total comprehensive income	$163	$154

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Liquidity Facilities and Letters of Credit

The following table summarizes TMCC’s and its subsidiary, Toyota Credit de Puerto Rico Corp.’s (“TCPR”) credit facilities (dollars in millions):

	TMCC		TCPR		Total
	June 30, 2006	March 31, 2006	June 30, 2006	March 31, 2006	June 30, 2006	March 31, 2006
364-day syndicated bank credit facilities committed	$2,733	$2,733	$167	$167	$2,900	$2,900
5-year syndicated bank credit facility committed	5,467	5,467	333	333	5,800	5,800
Letters of credit facilities uncommitted	55	55	-	-	55	55
Total credit facilities	$8,255	$8,255	$500	$500	$8,755	$8,755

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at June 30 and March 31, 2006, respectively. No amounts were drawn on the committed facilities at June 30 and March 31, 2006.

TMCC may take advances under the syndicated bank credit facilities subject to customary covenants and conditions, including negative pledge and cross default provisions. Under the 364-day credit facility, a default by Toyota Credit Canada Inc., our affiliate and a co-borrower, would constitute a default by us. The syndicated bank credit facilities do not contain any material adverse change clauses or additional restrictive financial covenants that would limit TMCC’s or TCPR’s ability to borrow under their respective facilities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies

Commitments and Guarantees

TMCC has entered into certain commitments and guarantees described below. The maximum amounts under these commitments and guarantees are summarized in the table below (dollars in millions):

	June 30, 2006	March 31, 2006
Commitments:
Credit facilities with vehicle and industrial equipment dealers[1]	$3,220	$3,708
Credit facilities with affiliates	221	221
Facilities lease commitments[2]	111	113
Total commitments	3,552	4,042
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	148	148
Revolving liquidity notes related to securitizations	17	17
Total commitments and guarantees	$3,717	$4,207

1Excludes $6.9 billion and $6.6 billion of wholesale financing lines not considered to be contractual commitments at June 30 and March 31, 2006, respectively, of which $4.2 billion and $4.3 billion were outstanding at June 30 and March 31, 2006, respectively.
2Includes $74 million and $75 million in facilities lease commitments with affiliates at June 30 and March 31, 2006, respectively.

As of June 30, 2006 there have been no material changes to TMCC’s commitments as described in our Annual Report on Form 10-K for the year ended March 31, 2006, except as described below.

Commitments

Of the total credit facilities available to vehicle and industrial equipment dealers, $2.6 billion and $2.4 billion were outstanding at June 30 and March 31, 2006, respectively. Amounts outstanding under the revolving line of credit with Toyota de Puerto Rico Corp., a subsidiary of Toyota Motor Sales, U.S.A. Inc., at June 30 and March 31, 2006 were $70 million and $47 million, respectively. Amounts drawn by Toyota Financial Services Americas Corporation (“TFSA”) under the reciprocal credit agreement at June 30 and March 31, 2006 were approximately $1 million and $24 million, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies (Continued)

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid. TMCC receives an annual fee of $102,000 for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30 and March 31, 2006. The fair value of these guarantees as of June 30 and March 31, 2006 was approximately $1 million. Because these are affiliate guarantees, TMCC is not required to recognize a liability for the fair value of the guarantees.

In certain securitization structures, a revolving liquidity note (“RLN”) is used in lieu of a deposit to a cash reserve fund. The securitization trust may draw upon the associated RLN to cover any shortfall in interest and principal payments to investors. We fund such draws, and the terms of a RLN obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under a RLN are subordinate to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into the related reserve fund. If collections are insufficient to repay amounts outstanding under a RLN, we will recognize a loss for the outstanding amounts. We must fund the entire amount available under a RLN into the related reserve fund if our short term unsecured debt ratings are downgraded below P-1 or A-1 by Moody’s or S&P, respectively. No amounts were outstanding under any RLN as of June 30 and March 31, 2006. The RLN had no material fair value as of June 30 and March 31, 2006. We have not recognized a liability for any RLN as management has determined that it is not probable that we would be required to fund any amounts under a RLN.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of June 30, 2006, we determined that it is not probable that we will be required to make any material payments in the future. As of June 30 and March 31, 2006, no amounts have been recorded under these indemnifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies (Continued)

Receivable Repurchase Obligations

TMCC makes certain representations and warranties to the special purposes entities (“SPEs”), and the SPEs make corresponding representations and warranties to the securitization trusts, relating to receivables sold in securitization transactions by us. TMCC and the SPEs may be required to repurchase any receivable in the event of a breach of a representation and warranty that would materially and adversely affect the interest of the SPEs, or any securitization trust, as applicable. In addition, TMCC, as the servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer that would materially and adversely affect the interest of any securitization trust, or if extensions or modifications to a receivable are made. TMCC, as the servicer, does not elect to make advances to cover any resulting reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable plus any accrued interest thereon. These provisions are customary in the securitization industry. No receivables were repurchased under these provisions during June 30 or March 31, 2006. As of June 30, 2006, we determined that it is not probable that TMCC will be required to make any material payments in the future. As of June 30 and March 31, 2006, no amounts have been recorded under these obligations.

Advancing Requirements

As a servicer of receivables sold through securitizations, TMCC is required to advance delinquent amounts contractually owed by an obligor to the applicable securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse TMCC for any outstanding advances from collections on all receivables before making other required payments. These provisions are customary in the automotive finance securitization industry. Advances outstanding at June 30 and March 31, 2006 totaled $1 million.

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. Our management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims. However, based on information currently available, the advice of counsel, and established reserves, our management expects that the ultimate liability resulting therefrom will not have a material adverse effect on our consolidated financial statements.

Fair Lending Class Actions

An alleged class action in the U.S. District Court - Central District of California, Baltimore v. Toyota Motor Credit Corporation filed in November 2000 claims that our pricing practices discriminate against African-Americans and Hispanics. Two additional cases pending in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit Corporation) filed in the Superior Court of California Alameda County in April 2003 and in the Superior Court of the State of California in August 2003, respectively, contain similar allegations claiming discrimination against

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies (Continued)

minorities. The cases have been brought by various individuals. Injunctive relief is being sought in all three cases and the cases also include a claim for actual damages in an unspecified amount. The parties have reached an agreement to settle these cases. The settlement is pending approval by the court. Under the settlement, TMCC agreed to stop purchasing contracts with markups greater than amounts approved under the settlement and to include disclosures on TMCC’s contracts that explain that the finance charge may be negotiable and that the dealer may keep part of the finance charge. TMCC also agreed to: (i) offer 850,000 pre-approved offers of credit (that cannot be marked up) to African-American and Hispanic consumers; (ii) contribute $750,000 to non-profit entities for consumer education purposes with a focus on minorities; (iii) pay $95,000 in damages; (iv) pay up to $10,600,000 in attorneys’ fees and costs; and (v) on submission of a valid claim, provide eligible class members with either a certificate of credit applicable to their next financing with TMCC in amounts ranging from $50 to $400 or a check in amounts ranging from $25 to $225, depending upon the amount of their payment over the applicable buy rate or, in certain circumstances, the time their contracts were assigned to TMCC. TMCC is fully reserved for this settlement.

There are also non-class action cases making similar claims in other jurisdictions. We believe that TMCC has strong defenses to these claims.

New Jersey Consumer Fraud Action

An action in the New Jersey Superior Court, Jorge v Toyota Motor Insurance Services (“TMIS”), filed in November 2002 claims that the TMIS Gold Plan Vehicle Service Agreement (“VSA”) is unconscionable on its face and violates the New Jersey Consumer Fraud Act. In September 2004, the case was certified as a class action consisting of all New Jersey consumers who purchased a TMIS Gold Plan VSA. The plaintiffs are seeking injunctive relief as well as actual damages and treble damages in an unspecified amount. In May 2005, the New Jersey Supreme Court issued a ruling granting TMIS' motion for leave to appeal the trial court's denial of TMIS' motion for summary judgment. In an opinion dated August 1, 2006, the Appellate Division of the Superior Court of New Jersey issued a decision vacating the trial court's certification of the class and reversing the denial of TMIS' Motion for Summary Judgment. The Appellate Division remanded the matter to the trial court for the entry of judgment in favor of TMIS.

Note 11-Income Tax Provision

Our effective tax rate was 31 percent for the first quarter of fiscal 2007 compared to 39 percent for the first quarter of fiscal 2006. The decrease in income taxes in the first quarter of fiscal 2007 compared to the same quarter in the prior year was due to a one time favorable adjustment related to a change in the franchise Texas tax law (Texas margin tax (H.B. No. 3)) and a federal income tax benefit related to the Hybrid vehicle credit. The total reduction to the provision for income taxes related to these items totaled approximately $19 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions

As of June 30, 2006, there have been no material changes to our related party agreements or relationships as described in our Annual Report on Form 10-K for the year ended March 31, 2006, except as described below. The table below summarizes the amounts included in our Consolidated Balance Sheet under various related party agreements or relationships (dollars in millions):

	June 30, 2006	March 31, 2006
Assets:
Subvention receivable from affiliates	$106	$72
Receivables with affiliates[1]	89	60
Notes receivable under home loan program	7	7
Intercompany receivables	9	8
Deferred subvention income from affiliates
Finance receivables	(302)	(284)
Operating leases	(384)	(308)

Liabilities:
Intercompany payables	95	146

Shareholder’s Equity:
Reduction of retained earnings for advance to TFSA under credit agreement	-	24
Reclassification to re-establish receivable due from TFSA[2]	-	(96)
Dividends paid [3]	-	115

1Amount represents loans outstanding under the revolving line of credit to Toyota de Puerto Rico Corp. and receivables with Toyota Logistics Services as discussed in Note 16- Related Party Transactions of our Annual Report on Form 10-K for the year ended March 31, 2006.
2This line item represents the balance drawn by TFSA under its credit agreement with TMCC. This amount was reclassified to intercompany receivables during fiscal 2006, the period in which TFSA settled its outstanding balance.
3No dividends were declared or paid in the first quarter of fiscal 2007. During fiscal 2006, our Board of Directors declared and paid a cash dividend of $115 million to TFSA.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions (Continued)

The table below summarizes the amounts included in our Statement of Income under various related party agreements or relationships for the three months ended June 30, 2006 and 2005 (dollars in millions):
	June 30, 2006	June 30, 2005
Revenues:
Manufacturers’ subvention support and other revenues	$105	$65
Affiliate insurance premiums and commissions revenues	20	18

Expenses:
Shared services charges and other amounts	15	17
Employee benefits expense	16	16
Credit support fees incurred	8	6

Note 13 - Segment Information

Financial results for our operating segments in our Consolidated Balance Sheet are summarized below (dollars in millions):

	June 30, 2006	March 31, 2006
Assets:
Finance operations	$58,990	$55,913
Insurance operations	1,770	1,591
Other	1,004	757
Total assets	$61,764	$58,261

Financial results for our operating segments in our Statement of Income are summarized below for the three months ended June 30, 2006 and 2005 (dollars in millions):

	June 30, 2006	June 30, 2005
Gross revenues:
Finance operations	$1,477	$1,144
Insurance operations	87	85
Other	57	50
Total gross revenues	$1,621	$1,279

Net income:
Finance operations	$150	$128
Insurance operations	12	17
Other	7	5
Net income	$169	$150

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING SUMMARY

Financing Operations

We generate revenue, income, and cash flows by providing retail financing, leasing, wholesale financing, and certain other financial products and services to vehicle and industrial equipment dealers and their customers. We measure our performance in the following ways:

•	New contract volume
•	Market share related to Toyota and Lexus vehicle sales
•	Return on assets
•	Financial leverage
•	Financing margins
•	Operating efficiency

We reported $169 million of net income in the first quarter of fiscal 2007 compared to $150 million in the first quarter of fiscal 2006. Our results were primarily influenced by the 11 percent increase in our net financing revenues. Revenues were favorably impacted by increased contract volume and higher portfolio yields on our finance receivables. These increases were partially offset by an increase in interest expense due to higher market interest rates and our higher outstanding debt portfolio.

Insurance Operations

We also generate revenue through marketing, underwriting, and administering claims related to covering certain risks of vehicle dealers and their customers. We measure our insurance operations on the basis of agreement volume, number of agreements in force, investment portfolio return and loss ratio.

Our insurance operations reported $7 million of net income in the first quarter of fiscal 2007 compared to $13 million of net income in the first quarter of fiscal 2006. The increase in contract revenues and earned premiums was more than offset by the increase in operating expenses and insurance losses and loss adjustments.

FINANCING OPERATIONS

Results of Operations

First Quarter Fiscal 2007 compared to First Quarter Fiscal 2006

Percentage change 2007 versus 2006
Operating lease	34%
Direct finance lease	(27%)
Retail financing	25%
Dealer financing	41%
Total financing revenues	29%

Depreciation on operating leases	34%
Interest expense	42%
Net financing revenues	11%

Net financing revenues increased 11 percent in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This increase was primarily due to an overall increase in our earning assets and higher portfolio yields on our finance receivables. Our revenue increases were partially offset by a substantial increase in interest expense due to higher market interest rates and our higher outstanding debt portfolio.

Our operating lease revenues were up 34 percent in the first quarter of fiscal 2007 versus the comparable period in fiscal 2006. This increase was primarily driven by our higher leasing volume in the past two fiscal years. Our direct finance lease revenues were down 27 percent in the first quarter of fiscal 2007 compared to the first quarter in fiscal 2006. The level of direct finance leases will continue to decline as new vehicle leases are classified as operating leases. Our retail financing revenues increased 25 percent in the first quarter of fiscal 2007 versus the comparable period in fiscal 2006 due to an increase in retail finance receivables with a corresponding increase in our portfolio yield. Dealer financing revenues increased 41 percent in the first quarter of fiscal 2007 versus the comparable period in fiscal 2006 primarily due to an increase in the yield on dealer financing and a higher average outstanding balance on dealer financing earning assets. The yield on dealer financing receivables increased as the majority of the dealer financing portfolio bears interest at variable rates which re-price with changes in market rates. Our total finance receivables portfolio yield increased to 6.6 percent in fiscal 2007 compared to 5.8 percent in fiscal 2006.

The 34 percent increase in depreciation expense on operating leases in the first quarter of fiscal 2007 versus the comparable period in fiscal 2006 is consistent with the 34 percent increase in the operating lease units outstanding. Please refer to the “Residual Value Risk” section within this Management’s Discussion and Analysis (“MD&A”) for further discussion.

The provision for credit losses increased 74 percent in the first quarter of fiscal 2007 versus the comparable period in fiscal 2006 due to our growth in earning assets and the broader range of credit quality within the retail portfolio, partially offset by improvements in the credit quality of the operating lease portfolio. Please refer to the “Credit Risk” section within this MD&A for further discussion.

Net Earning Assets and Vehicle Contract Volume

The composition of our net earning assets is summarized below (dollars in millions):

				Percentage Change
	June 30, 2006	March 31, 2006	June 30, 2005	June 30, 2006 to March 31, 2006	June 30, 2006 to June 30, 2005
Net earning assets [1]
Finance receivables, net
Retail finance receivables, net	$34,610	$33,621	$30,608	3%	13%
Direct finance leases, net	980	1,127	1,647	(13%)	(40%)
Dealer financing, net	7,483	7,274	6,979	3%	7%
Total finance receivables, net	43,073	42,022	39,234	3%	10%
Investments in operating leases, net	14,142	12,869	10,302	10%	37%
Net earning assets	$57,215	$54,891	$49,536	4%	16%

Dealer financing (Number of dealers serviced)
Toyota and Lexus Dealers [2]	735	728	686
Vehicle dealers outside of the Toyota/Lexus dealer network	377	374	368
Total number of dealers receiving vehicle wholesale financing	1,112	1,102	1,054

Dealer inventory financed (units)	165,000	170,000	157,000

1Certain prior period amounts have been reclassified to conform to the current period presentation.
2 Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

The composition of our vehicle contract volume and market share is summarized below for the three months ended June 30, 2006 and 2005:

	June 30, 2006	June 30, 2005	Percentage Change
Vehicle contract volume:
Retail contract volume	265,000	235,000	13%
Lease contract volume	79,000	63,000	25%
Total vehicle contract volume	344,000	298,000	15%

TMS subvened vehicle contract volume (included in the above table):
Retail	57,000	112,000	(49%)
Lease	40,000	42,000	(5%)
Total	97,000	154,000	(37%)

Market share [1]:
Retail	34.0%	33.5%
Lease	14.3%	13.0%
Total	48.3%	46.5%

1 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by TMCC, excluding fleet sales and sales of a private Toyota distributor.

We experienced record contract volume on our retail and lease contracts in the first quarter of fiscal 2007 which resulted in significant increases in earning assets. Our volume of new contracts acquired primarily from Toyota and Lexus vehicle dealers was up 15 percent in the first quarter of fiscal 2007 versus the comparable period in fiscal 2006. Much of this growth in volume resulted from increased sales levels of Toyota and Lexus vehicles in the U.S. Toyota Motor Sales, U.S.A., Inc. (“TMS”) sold 550,000 units in the first quarter of fiscal 2007 compared to 480,000 in the first quarter of fiscal 2006. Our market share of new Toyota and Lexus vehicles increased to 48.3 percent in fiscal 2007 from 46.5 percent in fiscal 2006, despite fewer subvened contracts.

Retail Finance Receivables and Contract Volume

Retail finance receivables and vehicle retail contract volume were up 13 percent in first quarter fiscal 2007 versus the comparable period in fiscal 2006. These increases were due to higher Toyota and Lexus vehicle sales combined with our emphasis on developing dealer relationships, purchasing a broader range of credit quality, partially offset by a decrease in the availability of TMS subvention on new retail contracts. Retail market share of TMS sales in the first quarter of fiscal 2007 remained consistent with the first quarter of fiscal 2006 due to competitive pricing pressure and the decrease in the availability of subvention on retail contracts. Retail contract volume typically moves in line with Toyota and Lexus vehicle sales and the availability of subvention on retail contracts.

Lease Earning Assets and Contract Volume

Total lease earning assets is comprised of investments in operating leases and direct finance leases. Investments in operating leases increased 37 percent in the first quarter fiscal 2007 versus the comparable period in fiscal 2006. Our growth in lease contract volume outpaced the increase in Toyota and Lexus vehicle sales. Leasing generally becomes more attractive to customers in a rising interest rate environment because the difference between monthly payments under a lease contract and a retail installment contract typically widens as interest rates rise. Vehicle lease contract volume typically moves in line with Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.

Direct finance leases decreased 40 percent in the first quarter fiscal 2007 versus the comparable period in fiscal 2006. This decrease is due to the classification of new vehicle leases as operating leases. The level of direct finance leases will continue to decline as our direct finance lease portfolio liquidates.

Dealer Financing Earning Assets

Dealer financing increased 7 percent in the first quarter fiscal 2007 versus the comparable period in fiscal 2006. The increase was primarily due to the continued growth in the number of vehicle dealers receiving wholesale financing and our emphasis on developing dealer relationships. Many of the Toyota and Lexus dealerships we service share common ownership or are otherwise affiliated with non-Toyota/Lexus dealerships. We believe that providing single-source financing for such affiliated dealers supports earning assets growth.

Residual Value Risk

Depreciation on Operating Leases

Percentage change 2007 versus 2006
Depreciation on operating leases	34%
Average operating lease units outstanding	34%

Depreciation expense on operating leases increased due to an increase in the average number of operating lease vehicles outstanding. Lease contract volume typically moves in line with Toyota and Lexus vehicle sales, the availability of subvention and other marketing programs, and changes in the interest rate environment.

Depreciation expense is also affected by changes in the used vehicle market. During the current quarter, the used vehicle market was stable and did not materially contribute to the increase in depreciation expense. The principal risks to the stability of the used vehicle market include the use of sales incentives by automobile manufacturers and a decline in the overall economy. In addition, further increases in fuel prices could adversely impact certain vehicle segments.

Credit Risk

Allowance for Credit Losses and Credit Loss Experience

The following tables provide information related to our allowance for credit losses and credit loss experience for the three months ended June 30, 2006 and 2005 (dollars in millions):

	June 30, 2006	June 30, 2005
Allowance for credit losses at beginning of period	$530	$503
Provision for credit losses	66	38
Charge-offs, net of recoveries[1]	(71)	(38)
Allowance for credit losses at end of period	$525	$503

1Net of recoveries of $22 million and $20 million for the three months ended June 30, 2006 and 2005, respectively.

	June 30, 2006	March 31, 2006	June 30, 2005
Aggregate balances 60 or more days past due as a percentage of gross earning assets
Finance receivables	0.60%	0.47%	0.40%
Operating leases	0.30%	0.29%	0.22%
Total	0.52%	0.43%	0.36%

Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.59%	0.64%	0.37%
Operating leases	0.21%	0.17%	0.09%
Total	0.50%	0.54%	0.30%

The increase in our contract volume reflects growth resulting from both longer term retail and lease contracts, as well as our continued purchase of contracts representing a broader range of credit quality. These factors increase the level of credit risk we have assumed.

The allowance for credit losses increased in the first quarter of fiscal 2007 compared to fiscal 2006 primarily due to the growth in earning assets and broader range of credit quality within the retail portfolio. These increases were partially offset by improvements in the credit quality of our operating lease portfolio. The reduction in the allowance for credit losses from March 31, 2006 to June 30, 2006 represents continued improvements in our service operations and credit loss management methods.

We experienced an increase in 60-day delinquencies on the overall portfolio. This is due primarily to the higher risk associated with the increased retail contract volume acquired in fiscal 2004 and 2005, which reflected longer term contracts and broader range of credit quality.

Net charge-offs as a percentage of average gross earning assets increased in the first quarter of fiscal 2007 versus the comparable period in fiscal 2006 due to the increases in the average amount of loss per occurrence (“loss severity”), partially offset by a decrease in the total number of contracts that defaulted (“frequency of occurrence”). Loss severity increased by 21 percent in the first quarter of fiscal 2007 versus the comparable period in fiscal 2006. The frequency of occurrence as a percentage of average outstanding contracts decreased to 1.60 percent in the first quarter of fiscal 2007 compared to 1.73 percent in the first quarter of fiscal 2006. The increase in loss severity was primarily due to an increase in longer term contracts, which generally experience higher loss severity. Longer term contracts typically include vehicles that carry higher mileage and higher depreciation which results in higher loss severity. The improvement in the frequency of occurrence is attributed to favorable economic conditions, as evidenced by improvements in the unemployment rate, other economic factors and lower industry delinquency rates. Please refer to our Annual Report on Form 10-K for the year ended March 31, 2006 under “Credit Risk” for a complete discussion on factors affecting our credit risk.

INSURANCE OPERATIONS

The following table summarizes the results of our Insurance Operations for the three months ended June 30, 2006 and 2005 (dollars in millions):

	June 30, 2006	June 30, 2005	Percentage Change
Contract revenues and earned premiums	$52	$45	16%
Commissions and fees	27	24	13%
Insurance premiums earned and contract revenues	$79	$69	14%

Insurance losses and loss adjustment expenses	33	28	18%

Agreement volume (units)	358,000	322,000	11%
Agreements in force (units)	4,034,000	3,562,000	13%

Our insurance operations reported $7 million of net income in the first quarter of fiscal 2007 compared to $13 million of net income in the first quarter of 2006. Contract revenues and earned premiums increased 16 percent due to increased contract volume and agreements in force. As vehicle sales strengthen, our contract volume and agreements in force increase. The 13 percent increase in commissions and fees is in line with the increase in agreement volume.

Insurance losses and loss adjustment expense is up 18 percent in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due to an increase in our wholesale inventory claims and to a lesser extent, an increase in the average loss per claim. The increase in our wholesale inventory claims, which represents physical damage protection for dealers’ floorplan vehicles, was caused by an increase in weather related claims in the first quarter of fiscal 2007. The slight increase in our average loss per claim, related to our vehicle service agreements, was primarily driven by increases in auto repair costs and parts.

In addition, our average monthly loss frequency decreased to 0.57 percent in the first quarter fiscal 2007 compared to 0.60 percent in the first quarter of fiscal 2006. This is primarily attributed to the improvement in the quality of vehicles which decreases the frequency of repairs.

INVESTMENT AND OTHER

Our investment and other income is primarily comprised of investment income from securitizations and investment income from marketable securities. We reported $20 million in the first quarter of fiscal 2007 compared to $33 million in first quarter of fiscal 2006 due to lower investment income from securitizations and higher realized losses on marketable securities, partially offset by an increase in interest income on fixed income securities resulting from increasing investment yields. Investment income from securitizations decreased due to a reduction in the average outstanding balance of securitization pools as a result of the amortization of the related receivables and fewer outstanding transactions. The outstanding balance of securitized finance receivables we service decreased to $416 million in the first quarter of fiscal 2007 from $1.5 billion in the first quarter of fiscal 2006.

TAXES

Our effective tax rate was 31 percent for the first quarter of fiscal 2007 compared to 39 percent for the first quarter of fiscal 2006. The decrease in income taxes in the first quarter of fiscal 2007 compared to the same quarter in the prior year was due to a one time favorable adjustment related to a change in Texas franchise tax law (Texas margin tax (H.B. No. 3)) and a federal income tax benefit related to the Hybrid vehicle credit. The total reduction to the provision for these items totaled approximately $19 million.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the outstanding components of our funding sources (dollars in millions):

	June 30, 2006	March 31, 2006
Commercial paper	$12,698	$12,162
Unsecured term debt [1]	38,862	36,546
Total debt	51,560	48,708
Off-balance sheet securitization	397	508
Total funding	$51,957	$49,216

1 Includes carrying value adjustments of $946 million and $457 million at June 30 and March 31, 2006, respectively, as described in Note 7- Debt of the Notes to Consolidated Financial Statements.

We do not rely on any single source of funding and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. Our funding volume is based on asset growth and debt maturities.

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $321 million to $2.3 billion during the three months ended June 30, 2006, with an average balance of $1.1 billion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the U.S. Commercial paper outstanding under our commercial paper programs ranged from approximately $10.5 billion to $14.3 billion during the three months ended June 30, 2006, with an average outstanding balance of $12.2 billion. Our commercial paper programs are supported by the liquidity facilities discussed later in this section. As an issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements.

Unsecured Term Debt

The following table summarizes our components of unsecured term debt at par value (dollars in millions):

	U.S. medium term notes ("MTNs") and domestic bonds[2]	Euro MTNs ("EMTNs")[3]	Eurobonds	Total unsecured term debt
Balance at March 31, 2006[1]	$16,683	$16,069	$3,344	$36,096
Issuances during the three months ended June 30, 2006	3,376	1,234	-	4,610
Payments during the three months ended June 30, 2006	(2,464)	(120)	-	(2,584)
Balance at June 30, 2006[1]	$17,595	$17,183	$3,344	$38,122

Issuances during the one month ended July 31, 2006	$454	$235	$-	$689

1
Amounts represent par values and as such exclude unamortized premium/discount, foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships. Par values of non-U.S. currency denominated notes are determined using foreign exchange rates applicable as of the issuance dates.

2	Notes had terms to maturity ranging from approximately one year to thirty years, and had interest rates at the time of issuance ranging from 5.0 percent to 7.8 percent.
3
Notes were issued in U.S. and non-U.S. currencies, had terms to maturity ranging from approximately three years to twelve years, and had interest rates at the time of issuance ranging from 1.8 percent to 11.1 percent. Concurrent with the issuance of non-U.S. currency denominated notes, we entered into cross currency interest rate swap agreements to convert payments of principal and interest on these notes to U.S. dollars.

We maintain a shelf registration with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets to both retail and institutional investors. We qualify as a well-known seasoned issuer under SEC rules, and as a result, we may issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2009. Under our EMTN program, which provides for the issuance of debt securities in the international capital markets, the maximum aggregate principal amount authorized to be outstanding at any time is $20 billion, or the equivalent in other currencies, of which $2.8 billion was available for issuance at July 31, 2006. Our EMTN program may be expanded from time to time to allow for the continued use of this source of funding. In addition, we may issue bonds in the international capital markets that are not issued under our U.S. and EMTN programs. Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture and EMTNs are issued pursuant to the terms of an agency agreement, both of which contain customary terms and conditions, including negative pledge and cross-default provisions.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

The following table summarizes our credit facilities (dollars in millions):

	TMCC		TCPR		Total
	June 30, 2006	March 31, 2006	June 30, 2006	March 31, 2006	June 30, 2006	March 31, 2006
364-day syndicated bank credit facilities committed	$2,733	$2,733	$167	$167	$2,900	$2,900
5-year syndicated bank credit facility committed	5,467	5,467	333	333	5,800	5,800
Letters of credit facilities uncommitted	55	55	-	-	55	55
Total credit facilities	$8,255	$8,255	$500	$500	$8,755	$8,755

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at June 30 and March 31, 2006, respectively. No amounts were drawn on the committed facilities at June 30 and March 31, 2006.

TMCC may take advances under the syndicated bank credit facilities subject to customary covenants and conditions, including negative pledge and cross default provisions. Under the 364-day credit facility, a default by Toyota Credit Canada Inc., our affiliate and a co-borrower, would constitute a default by us. The syndicated bank credit facilities do not contain any material adverse change clauses or additional restrictive financial covenants that would limit our ability or that of TCPR to borrow under our respective facilities.

Securitization

Our securitization program represents an additional source of liquidity. As of June 30, 2006, we owned approximately $43.1 billion in potentially securitizable retail finance receivables. On July 27, 2006, our shelf registration statement was declared effective by the SEC. The registration statement complies with Regulation AB, the SEC’s rule governing the offering of asset backed securities, and can be used to issue asset backed securities secured by our retail finance contracts. During the three months ended June 30, 2006, we did not execute any securitization transactions. A detailed description of our securitization program is included in our Annual Report on Form 10-K for the year ended March 31, 2006 under “Off-Balance Sheet Arrangements.”

Credit Ratings

As of July 31, 2006, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Senior Debt	Commercial Paper	Outlook

S&P	AAA	A-1+	Stable
Moody’s	Aaa	P-1	Stable

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning nationally recognized statistical rating organization (“NRSRO”). Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO. Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC. See “Item 1A. Risk Factors- Credit Support” of our Annual Report in Form 10-K for the year ended March 31, 2006.

DERIVATIVE INSTRUMENTS

Our use of derivatives is limited to the management of interest rate and foreign exchange risks. We are not a derivatives dealer and do not actively trade in and out of derivative positions for speculative purposes.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”). Hedge accounting derivatives are comprised of pay-float interest rate swaps and cross currency interest rate swaps. Non-hedge accounting derivatives are comprised of pay-fixed interest rate swaps, de-designated pay-float interest rate swaps, pay-float interest rate swaps for which hedge accounting has not been elected, interest rate caps, and currency basis swaps. We discontinue the use of hedge accounting if a derivative is sold, terminated or exercised, or if our management determines that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”). De-designated derivatives are included within the category of non-hedge accounting derivatives. A detailed description of our accounting for derivative instruments is included in our Annual Report on Form 10-K for the year ended March 31, 2006 under “Results of Operations-Derivative Instruments.”

One of the Company’s goals is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities. The Company uses non-hedge accounting derivatives, specifically pay-fixed interest rate swaps and interest rate caps, to manage this exposure. The use of these non-hedge accounting derivatives to mitigate interest rate risk has historically resulted in significant volatility in the net result from non-hedge accounting. The combination of the changes in fair values of de-designated derivatives with those of non-hedge accounting derivatives has had the effect of reducing earnings volatility. Our management does not engage in de-designation with a view as to the favorable or unfavorable impact on the results of operations. De-designation has resulted in lower losses in the net result from non-hedge accounting in certain quarters and in lower gains in the net result from non-hedge accounting in other quarters. These decreases represent reductions in volatility in the net result from non-hedge accounting. We estimate that the impact of de-designation on the results of operations was a reduction in the volatility in net result from non-hedge accounting of approximately $9 million for the quarter ended June 30, 2006, and approximately $46 million for the quarter ended June 30, 2005. Our management evaluates the reduction of volatility on a quarterly basis only.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	June 30, 2006	March 31, 2006
Derivative assets	$1,667	$1,152
Less: Collateral held[1]	344	251
Derivative assets, net of collateral	$1,323	$901

Derivative liabilities	$176	$230

1 Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in Item 3., “Quantitative and Qualitative Disclosures About Market Risk.”

The following table summarizes the composition of our derivatives portfolio (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
June 30, 2006
Pay-float swaps [1]	$15,354	$15,526	$30,880	$1,045	($196)
Pay-fixed swaps	-	39,550	39,550	628	-
Interest rate caps	-	1,245	1,245	14	-
Counterparty netting	-	-	-	(20)	20
Total	$15,354	$56,321	$71,675	$1,667	($176)

March 31, 2006
Pay-float swaps [1]	$14,486	$14,264	$28,750	$967	($611)
Pay-fixed swaps	-	41,575	41,575	561	-
Interest rate caps	-	550	550	5	-
Counterparty netting	-	-	-	(381)	381
Total	$14,486	$56,389	$70,875	$1,152	($230)

1Includes cross-currency interest rate swaps and currency basis swaps.

INTEREST EXPENSE

The following table summarizes our components of interest expense for the three months ended June 30, 2006 and 2005 (dollars in millions):

	June 30, 2006	June 30, 2005
Interest expense on debt	$553	$393
Amortization of basis adjustments on debt	(18)	(36)
Net interest realized on hedge accounting derivatives	43	(26)
Amortization of debt issue costs	12	11
Ineffectiveness related to hedge accounting derivatives	7	(5)
Interest expense excluding non-hedge accounting results	597	337
Net result from non-hedge accounting	(97)	14
Total interest expense	$500	$351

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper. The increase in the first quarter of fiscal 2007 was primarily due to increases in market interest rates on unsecured debt and commercial paper issuances and higher outstanding balances.

The amortization of basis adjustments on debt is primarily comprised of amortization related to the fair value adjustments on debt for terminated fair value hedging relationships. As discussed in the “Derivative Instruments” section of this MD&A, the de-designation of the hedge accounting derivatives resulted in the termination of fair value hedging relationships. As a consequence of these terminations, the fair value adjustments to the hedged items continue to be reported as part of the basis of the debt and are amortized to interest expense over the life of the debt. The decrease in amortization in the first quarter of fiscal 2007 versus the comparable period in fiscal 2006 was due to maturities of debt associated with previously terminated fair value hedging relationships.

Net interest realized on hedge accounting derivatives represents net interest on pay-float swaps for which hedge accounting has been elected. The change in the first quarter of fiscal 2007 versus the comparable period in fiscal 2006 was due to the rise in short-term interest rates, primarily three-month LIBOR.

The following table summarizes our components of the net result from non-hedge accounting, which is included in interest expense for the three months ended June 30, 2006 and 2005 (dollars in millions):

	June 30, 2006	June 30, 2005
Currency basis swaps unrealized (gain)/loss	($86)	$88
Foreign currency transaction loss/(gain)	86	(88)
Net interest realized on non-hedge accounting derivatives	(73)	(49)
Unrealized (gain)/loss on non-hedge accounting derivatives
Interest rate swaps	(20)	59
Interest rate caps	(4)	3
Other	-	1
Net result from non-hedge accounting	($97)	$14

Currency basis swaps are used in combination with interest rate swaps to convert non-U.S. currency denominated debt to U.S. dollar denominated payments. We have elected hedge accounting for the interest rate swaps and debt, but have elected not to apply hedge accounting for the currency basis swaps. The gain in the fair value of the currency basis swaps in the first quarter of fiscal 2007 was primarily due to the weakening of the U.S. dollar against certain other currencies.

The foreign currency transaction gains or losses relates to foreign currency denominated debt where hedge accounting has been applied only for interest rate risk. The losses recognized in the first quarter of fiscal 2007 were primarily due to the weakening of the U.S. dollar against certain other currencies. These foreign currency transaction gains or losses offset the unrealized gains or losses on the currency basis swaps discussed above.

Net interest realized on non-hedge accounting derivatives represents net interest on pay-fixed swaps and non-hedge accounting pay-float swaps. The change for the three months ended June 30, 2006 when compared to the prior year period was primarily due to the impact of the rise in the three-month LIBOR, resulting in higher interest payments received on pay-fixed swaps, partially offset by higher interest payments made on pay-float swaps.

The unrealized gain on non-hedge accounting derivatives in the first quarter of fiscal 2007 was primarily due to the impact of the rise in market interest rates on pay-fixed swaps with more than one year to maturity. However, this unrealized gain was offset by unrealized losses on pay-float swaps with more than one year to maturity, which were adversely impacted by the rise in two- and three-year swap rates.
Refer to the “Derivative Instruments” section of this MD&A for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

A detailed description of our securitization funding program is included in our Annual Report on Form 10-K for the year ended March 31, 2006 under “Off-Balance Sheet Arrangements.”

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. TMCC receives an annual fee of $102,000 for guaranteeing such payments. The nature, business purpose, and amounts of these guarantees are described in Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements. Other than the fee discussed above, there is no corresponding expenses or cash flows arising from our guarantees, nor are any amounts recorded as liabilities on our Consolidated Balance Sheet.

Lending Commitments

A detailed description of our lending commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2006 under “Off-Balance Sheet Arrangements.” While the majority of these credit facilities and financing arrangements are secured, approximately 2 percent of our lending commitments at June 30, 2006 were unsecured. In addition to these lending commitments, we have also extended $6.9 billion and $6.6 billion of wholesale financing lines not considered to be contractual commitments at June 30 and March 31, 2006, respectively of which $4.2 billion and $4.3 billion were outstanding at June 30 and March 31, 2006, respectively.

Indemnification

Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a detailed description of agreements containing indemnification provisions. We have not made any material payments in the past as a result of these provisions, and as of June 30, 2006, we do not believe it is probable that we will be required to make any material payments in the future. As such, no amounts have been recorded under these indemnifications as of June 30, 2006.

Receivable Repurchase Obligations

Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a detailed description of our receivable repurchase obligations. No receivables were repurchased under these provisions during the three months ended June 30, 2006 and 2005. We do not believe that it is probable that it will be required to make any material payments in the future and, as such, no amounts have been recorded under these obligations as of June 30 and March 31, 2006.

Advancing Requirements

Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a detailed description of our advancing requirements. Advances outstanding at June 30 and March 31, 2006 totaled $1 million.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Securities Litigation Reform Act of 1995. These statements are based on current expectations and currently available information. However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward looking statements. We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2006. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

NEW ACCOUNTING STANDARDS

Refer to Note 1 - Interim Financial Data of the Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We are exposed to various types of market risks as a result of our normal business activities. Market risk is the sensitivity of our income, market value, and capital to fluctuations in market variables such as foreign exchange rates, interest rates, and market prices.

We manage exposure to certain market risks, in part through the use of derivative instruments. Refer to the “Derivative Instruments” section of the MD&A for further discussion of our use of derivative instruments. We are not a derivatives dealer and do not actively trade in and out of derivative positions for speculative purposes.

Interest Rate Risk

Currently, our primary market risk exposure is interest rate risk. Interest rate risk results primarily from differences in the re-pricing characteristics of our assets and liabilities. When evaluating interest rate risk management strategies, we consider a variety of factors, including, but not limited to, management’s risk tolerance and market conditions. We use various analytical techniques (including the Value at Risk (“VaR”) methodology, gap analysis, and sensitivity analysis) to assess and manage interest rate risk.

The VaR model we use presents the potential loss in fair value for our portfolio from adverse changes in interest rates for a 30-day holding period within a 95 percent confidence interval using Monte Carlo simulation techniques. The VaR methodology is applied to our derivative financial instruments, financial instruments, and lease contracts. The methodology uses historical interest rate data to assess the potential future losses from changes in market interest rates while holding other market risks constant. The model assumes that loan prepayments do not depend on the level of interest rates. All options in the debt and derivatives portfolio are included in the VaR calculation, with the exception of options embedded in debt instruments which are offset by the use of interest rate swaps with options mirroring those embedded in the underlying debt. These matched positions are not included in the VaR calculation as the resulting net exposure is not material.

The VaR of our portfolio as of and for the three months ended June 30 and March 31, 2006 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:

	June 30, 2006	Average for the Three Months Ended June 30, 2006
Mean portfolio value	$9,707 million	$9,707 million
VaR	$143 million	$138 million
Percentage of the mean portfolio value	1.47%	1.42%
Confidence level	95.0%	95.0%

	March 31, 2006	Average for the Year Ended March 31, 2006
Mean portfolio value	$9,603 million	$9,555 million
VaR	$102 million	$117 million
Percentage of the mean portfolio value	1.06%	1.22%
Confidence level	95.0%	95.0%

Our calculated VaR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of the our portfolio of financial instruments during the year. The increase in VaR from March 31, 2006 to June 30, 2006 is primarily the result of a decrease in the percentage of TMCC’s fixed-rate assets that were hedged with pay-fixed swaps.

Equity Price Risk

We are also exposed to equity price risk related to equity investments included in the investment portfolio of our insurance operations. These investments, classified as available for sale, consist primarily of passively managed mutual funds that are designed to track the performance of major equity market indices. Fair market values of the equity investments are determined using quoted market prices.

A summary of the unrealized gains and losses on equity investments included in other comprehensive income assuming a 10 percent and 20 percent adverse change in market prices is presented below (dollars in millions):

	June 30, 2006	March 31, 2006
Carrying value	$365	$363
Fair market value	455	461
Unrealized gain, net of tax	56	61
Estimated 10 percent adverse change, net of tax	28	32
Estimated 20 percent adverse change, net of tax	-	4

These hypothetical scenarios represent an estimate of reasonably possible net losses that may be recognized as a result of changes in the fair market value of our equity investments assuming hypothetical adverse movements in future market values. These scenarios are not necessarily indicative of actual results that may occur. Additionally, the hypothetical scenarios do not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market prices.

Foreign Exchange Rate Risk

We issue debt in a variety of currencies. As a matter of policy, currency exposure related to foreign currency debt is hedged at issuance through the execution of cross currency interest rate swaps or a combination of interest rate swaps coupled with currency basis swaps. Therefore, we believe that the market risk exposure to changes in currency exchange rates on our debt issuances is not material.

We are also exposed to foreign exchange risk related to equity and bond investments included in the investment portfolio of our insurance operations. These investments consist primarily of international equity funds and, to a lesser extent, bond funds which are incorporated into the overall investment portfolio to provide broader diversification of the investment assets. Substantially all of the market risk exposure to changes in currency exchange rates relates to the investments in international equity funds. These equity fund investments, and any related foreign exchange risk, are included in our market price risk analysis described above.

COUNTERPARTY CREDIT RISK

We enter into reciprocal collateral arrangements with certain counterparties to mitigate our exposure to the credit risk associated with the respective counterparty. A valuation of our position with the respective counterparty is performed at least once a month. If the market value of our net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to us. Conversely, if the market value of the counterparty's net derivatives position with us exceeds a specified threshold, we are required to transfer cash collateral in excess of the threshold to the counterparty. Our International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet. At June 30 and March 31, 2006, we held a net $344 million and $251 million, respectively, in collateral from counterparties, which is included in cash and cash equivalents in our Consolidated Balance Sheet. We are not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at June 30, 2006, reduced by the effects of master netting agreements and collateral. At June 30, 2006, substantially all of our derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by NRSROs. We have not experienced a counterparty default and do not currently anticipate non-performance by any of its counterparties, and as such has no reserves related to non-performance as of June 30, 2006. In addition, many of our ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below (dollars in millions):

	June 30, 2006	March 31, 2006
Credit Rating
AAA	$209	$156
AA	1,058	655
A	56	90
Total net counterparty credit exposure	$1,323	$901

REVIEW OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

With respect to the unaudited consolidated financial information of Toyota Motor Credit Corporation for the three-month ended June 30, 2006 and 2005, PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 4, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” ” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective in alerting them on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

An action in the New Jersey Superior Court, Jorge v Toyota Motor Insurance Services (“TMIS”), filed in November 2002 claims that the TMIS Gold Plan Vehicle Service Agreement (“VSA”) is unconscionable on its face and violates the New Jersey Consumer Fraud Act. In September 2004, the case was certified as a class action consisting of all New Jersey consumers who purchased a TMIS Gold Plan VSA. The plaintiffs are seeking injunctive relief as well as actual damages and treble damages in an unspecified amount. In May 2005, the New Jersey Supreme Court issued a ruling granting TMIS' motion for leave to appeal the trial court's denial of TMIS' motion for summary judgment. In an opinion dated August 1, 2006, the Appellate Division of the Superior Court of New Jersey issued a decision vacating the trial court's certification of the class and reversing the denial of TMIS' Motion for Summary Judgment. The Appellate Division remanded the matter to the trial court for the entry of judgment in favor of TMIS.

ITEM 1A. RISK FACTORS

The following risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2006, have not materially changed for the June 2006 quarter: sales of Toyota and Lexus vehicles, credit support, residual value risk, credit risk, liquidity risk, market risk, operational risk, regulatory risk, counterparty credit risk, factors affecting earnings, competition, risk of catastrophes, concentration of customer risk, insurance reserves, and reinsurance credit risk. Please refer to our Annual Report on Form 10-K for the year ended March 31, 2006 for a complete discussion of these risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

TMCC has omitted this section pursuant to Instruction H(2) of Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

TMCC has omitted this section pursuant to Instruction H(2) of Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

TMCC has omitted this section pursuant to Instruction H(2) of Form 10-Q.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See Exhibit Index on page 41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION

(Registrant)

Date: August 4, 2006	By /S/ GEORGE E. BORST
George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2006	By /S/ JOHN F. STILLO
John F. Stillo
Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(3)

4.1	Issuing and Paying Agency Agreement dated August 1, 1990 between TMCC and Bankers Trust Company	(4)

4.2(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(5)

4.2(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(6)
_______________________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Registration Statement on Form S-1, File No. 33-22440.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.2 filed with our Report on Form 10-K for the year ended September 30, 1990, Commission File number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File No. 33-52359.
(6)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(7)

4.3	Fifth Amended and Restated Agency Agreement dated September 30, 2005 among TMCC, JPMorgan Chase Bank, N.A.and J.P. Morgan Bank Luxembourg S.A.	(8)

4.4
TMCC has outstanding certain long-term debt as set forth in Note 7 - Debt of the Notes to Consolidated Financial Statements. Not filed herein as an exhibit, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934, is any instrument which defines the rights of holders of such long-term debt, where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of TMCC and its subsidiaries on a consolidated basis. TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request

10.1	Amended and Restated Master Services Agreement Dated as of June 20, 2005 between TMCC and Toyota Financial Savings Bank, a Nevada Thrift Company	(9)

10.2	Five-Year Credit Agreement, dated as of March 29, 2006, among Toyota Motor Credit Corporation, Toyota Credit de Puerto Rico Corp., Citicorp USA, Inc., as Administrative Agent, each lender from time to time party thereto, Citicorp Global Markets Inc and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Syndication Agent, and The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas and JPMorgan Chase Bank, N.A., as Documentation Agents	(10)

10.3	364 Day Credit Agreement, dated as of March 29, 2006, among Toyota Motor Credit Corporation, Toyota Credit de Puerto Rico Corp., Citicorp USA, Inc., as Administrative Agent, each lender from time to time party thereto, Citicorp Global Markets Inc and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Syndication Agent, and The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas and JPMorgan Chase Bank, N.A., as Documentation Agents	(11)
____________________
(7)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(8)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 5, 2005, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 10.2 filed with our Report on Form 10-K for the year ended March 31, 2005, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated April 4, 2006, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated April 4, 2006, Commission File No. 1-9961.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

10.4	Credit Support Agreement dated July 14, 2000 between TFSC and TMC	(12)

10.5	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC	(13)

10.6	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS	(14)

10.7	Shared Services Agreement dated October 1, 2000 between TMCC and TMS	(15)

10.8(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC	(16)

10.8(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC	(17)

10.9	Form of Indemnification Agreement between TMCC and its directors and officers	(18)
___________________________
(12)	Incorporated herein by reference to Exhibit 10.9 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.10 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.11 filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.12 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.13(a), respectively, filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Report on Form 10-K for the year ended March 31, 2005, Commission File No. 1-9961.
(18)	Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1, Commission File No. 33-22440.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith