Form 10-Q
period 2006-09-30
TOYOTA MOTOR CREDIT CORP
filed 2006-11-07
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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
Yes __ No ☒

As of October 31, 2006, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	September 30, 2006	March 31, 2006
ASSETS

Cash and cash equivalents	$2,174	$815
Investments in marketable securities	1,130	1,176
Finance receivables, net	43,678	42,022
Investments in operating leases, net	15,321	12,869
Other assets	1,757	1,379
Total assets	$64,060	$58,261

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$53,702	$48,708
Deferred income taxes	2,901	2,428
Other liabilities	2,480	2,330
Total liabilities	59,083	53,466

Commitments and contingencies (See Note 10)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized;
91,500 issued and outstanding)	915	915
Accumulated other comprehensive income	61	60
Retained earnings	4,001	3,820
Total shareholder's equity	4,977	4,795
Total liabilities and shareholder's equity	$64,060	$58,261

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Financing revenues:
Operating lease	$888	$663	$1,706	$1,273
Direct finance lease	27	33	57	74
Retail financing	585	472	1,129	906
Dealer financing	130	91	260	183
Total financing revenues	1,630	1,259	3,152	2,436

Depreciation on operating leases	648	499	1,253	949
Interest expense	760	301	1,260	652
Net financing revenues	222	459	639	835

Insurance premiums earned and contract revenues	83	72	162	141
Investment and other income	58	28	78	61
Net financing revenues and other revenues	363	559	879	1,037

Provision for credit losses	91	96	157	134
Expenses:
Operating and administrative	184	172	356	338
Insurance losses and loss adjustment expenses	31	31	64	59
Total provision for credit losses and expenses	306	299	577	531

Income before provision for income taxes	57	260	302	506
Provision for income taxes	15	102	91	198

Net income	$42	$158	$211	$308

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)
	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$211	$308
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	155	(80)
Depreciation and amortization	1,532	952
Recognition of deferred income	(308)	(169)
Provision for credit losses	157	134
(Increase)/decrease in other assets	(264)	150
Increase/(decrease) in amounts held under reciprocal collateral arrangements	237	(440)
Increase/(decrease) in deferred income taxes	473	(263)
Increase in other liabilities	83	362
Net cash provided by operating activities	2,276	954

Cash flows from investing activities:
Purchase of investments in marketable securities	(300)	(833)
Disposition of investments in marketable securities	359	737
Acquisition of finance receivables	(10,880)	(10,455)
Collection of finance receivables	8,089	6,768
Acquisition of direct finance leases	(88)	(74)
Collection of direct finance leases	359	558
Net change in wholesale receivables	706	868
Acquisition of investments in operating leases	(4,926)	(4,007)
Disposals of investments in operating leases	1,312	1,205
Net cash used in investing activities	(5,369)	(5,233)

Cash flows from financing activities:
Proceeds from issuance of debt	7,785	6,386
Payments on debt	(4,996)	(2,932)
Net change in commercial paper	1,693	1,161
Advance to TFSA under credit agreement	(30)	(22)
Net cash provided by financing activities	4,452	4,593

Net increase in cash and cash equivalents	1,359	314

Cash and cash equivalents at the beginning of the period	815	799
Cash and cash equivalents at the end of the period	$2,174	$1,113

Supplemental disclosures
Interest paid	$1,020	$601
Income taxes (received) paid	($130)	$538
See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Data

The information furnished in these unaudited interim financial statements for the three and six months ended September 30, 2006 and 2005 has been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended September 30, 2006 do not necessarily indicate the results that may be expected for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s 2006 Annual Report to the Securities and Exchange Commission on Form 10-K. References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our” and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 will be effective as of the beginning of the first fiscal year beginning after December 15, 2006, or with respect to our fiscal year ending March 31, 2008. We are currently evaluating the impact of adopting FIN 48 and are unable to estimate its impact, if any, on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, or with respect to our fiscal year ending March 31, 2009. We are currently evaluating the impact of adopting FAS 157 and are unable to estimate its impact, if any, on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, or with respect to our fiscal year ending March 31, 2007. The implementation of SAB 108 did not have a material impact on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Finance Receivables, Net

Finance receivables, net consisted of the following (dollars in millions):

	September 30,	March 31,
	2006	2006
Retail receivables	$36,418	$33,919
Direct finance leases	971	1,270
Dealer financing	6,781	7,329
	44,170	42,518
Deferred origination costs	673	627
Unearned income	(687)	(627)
Allowance for credit losses	(478)	(496)
Finance receivables, net	$43,678	$42,022

Note 3 - Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following (dollars in millions):

	September 30,	March 31,
	2006	2006
Vehicles	$18,610	$15,690
Equipment and other	798	751
	19,408	16,441
Deferred origination fees	(51)	(39)
Deferred income	(438)	(311)
Accumulated depreciation	(3,551)	(3,188)
Allowance for credit losses	(47)	(34)
Investments in operating leases, net	$15,321	$12,869

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases for the three and six months ended September 30, 2006 and 2005 (dollars in millions):
	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Allowance for credit losses at beginning of period	$525	$503	$530	$503
Provision for credit losses	91	96	157	134
Charge-offs, net of recoveries[1]	(91)	(63)	(162)	(101)
Allowance for credit losses at end of period	$525	$536	$525	$536

1 Net of recoveries of $19 million and $41 million for the three and six months ended September 30, 2006, respectively, and $19 million and $39 million for the three and six months ended September 30, 2005, respectively.
	September 30, 2006	September 30, 2005
Aggregate balances 60 or more days past due[1]
Finance receivables	$3099	$2222
Operating leases	422	288
Total	$3511	$2500

1 Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.

Note 5 - Interest Expense and Derivatives and Hedging Activities

The following table summarizes our components of interest expense for the three and six months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Interest expense on debt	$629	$422	$1,182	$815
Amortization of basis adjustments on debt	(19)	(33)	(37)	(69)
Net interest realized on hedge accounting derivatives	52	(8)	95	(34)
Amortization of debt issue costs	14	11	26	22
Ineffectiveness related to hedge accounting derivatives	3	3	10	(2)
Interest expense excluding non-hedge accounting results	679	395	1,276	732
Net result from non-hedge accounting	81	(94)	(16)	(80)
Total interest expense	$760	$301	$1,260	$652

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Interest Expense and Derivatives and Hedging Activities (Continued)

The following table summarizes our components of the net result from non-hedge accounting, which is included in our interest expense for the three and six months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Currency basis swaps unrealized loss/(gain)	$13	$14	($73)	$102
Foreign currency transaction (gain)/loss	(13)	(16)	73	(104)
Net interest realized on non-hedge accounting derivatives	(101)	(58)	(174)	(107)
Unrealized loss/(gain) on non-hedge accounting derivatives
Interest rate swaps	180	(34)	160	25
Interest rate caps	2	-	(2)	3
Other	-	-	-	1
Net result from non-hedge accounting	$81	($94)	($16)	($80)

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in our Consolidated Balance Sheet (dollars in millions):

	September 30, 2006	March 31, 2006
Derivative assets	$1,526	$1,152
Less: Collateral held[1]	488	251
Derivative assets, net of collateral	$1,038	$901

Derivative liabilities	$141	$230

1 Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in Note 8 - Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2006.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following (dollars in millions):

	September 30, 2006	March 31, 2006
Other assets:
Derivative assets	$1,038	$901
Used vehicles held for sale	145	160
Deferred charges	118	108
Income taxes receivable	243	-
Other assets	213	210
Total other assets	$1,757	$1,379

Other liabilities:
Unearned insurance premiums and contract revenues	$1,047	$953
Accounts payable and accrued expenses	1,028	846
Derivative liabilities	141	230
Deferred income	227	186
Other liabilities	37	115
Total other liabilities	$2,480	$2,330

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Debt

Debt and the related weighted average contractual interest rates are summarized as follows (dollars in millions):
			Weighted Average Contractual Interest Rates
	September 30, 2006	March 31, 2006	September 30, 2006	March 31, 2006
Commercial paper[1]	$13,910	$12,162	5.3%	4.7%
Notes and loans payable[1]	38,866	36,089	4.4%	4.1%
Carrying value adjustment[2]	926	457
Debt	$53,702	$48,708	4.6%	4.2%
1 Includes unamortized premium/discount.
2 Represents the effects of foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships.

Included in debt are unsecured notes denominated in various foreign currencies valued at $14.2 billion and $12.5 billion at September 30 and March 31, 2006, respectively. Concurrent with the issuance of these unsecured notes, we entered into cross currency interest rate swap agreements or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Our notes and loans payable and carrying value adjustment at September 30, 2006 include $8.9 billion in variable rate debt with indexed contractual interest rates ranging from 0.0 percent to 7.9 percent and $30.9 billion in fixed rate debt with contractual interest rates ranging from 0.6 percent to 15.3 percent.

Included in debt is commercial paper with an average remaining maturity of 51 days at September 30, 2006. Notes and loans payable mature on various dates through fiscal 2036.

Note 8 - Other Comprehensive Income

The following table summarizes our total comprehensive income for the three and six months ended September 30, 2006 and 2005 (dollars in millions):
	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net income	$42	$158	$211	$308
Net change in unrealized gain on available for sale marketable securities (net of tax)	7	3	1	7
Total comprehensive income	$49	$161	$212	$315

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Liquidity Facilities and Letters of Credit

The following table summarizes TMCC’s and its subsidiary, Toyota Credit de Puerto Rico Corp.’s (“TCPR”) credit facilities (dollars in millions):

	TMCC		TCPR		Total
	September 30, 2006	March 31, 2006	September 30, 2006	March 31, 2006	September 30, 2006	March 31, 2006
364-day syndicated bank credit facilities committed	$2,733	$2,733	$167	$167	$2,900	$2,900
5-year syndicated bank credit facility committed	5,467	5,467	333	333	5,800	5,800
Letters of credit facilities uncommitted	55	55	-	-	55	55
Total credit facilities	$8,255	$8,255	$500	$500	$8,755	$8,755

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities were used at September 30 and March 31, 2006. No amounts were drawn on the committed facilities at September 30 and March 31, 2006.

TMCC may take advances under the syndicated bank credit facilities subject to customary covenants and conditions, including negative pledge and cross default provisions. Under the 364-day credit facility, a default by Toyota Credit Canada Inc., our affiliate and a co-borrower, could constitute a default by us. The syndicated bank credit facilities do not contain any material adverse change clauses or additional restrictive financial covenants that would limit each of TMCC’s and TCPR’s ability to borrow under its respective facilities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below. The maximum amounts under these commitments and guarantees are summarized in the table below (dollars in millions):
	September 30, 2006	March 31, 2006
Commitments:
Credit facilities with vehicle and industrial equipment dealers[1]	$4,001	$3,708
Credit facilities with affiliates	221	221
Facilities lease commitments[2]	110	113
Total commitments	4,332	4,042
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	148	148
Revolving liquidity notes related to securitizations	17	17
Total commitments and guarantees	$4,497	$4,207
1 Excludes $6.9 billion and $6.6 billion of wholesale financing lines not considered to be contractual commitments at September 30 and March 31, 2006, respectively, of which $3.5 billion and $4.3 billion were outstanding at September 30 and March 31, 2006, respectively.
2 Includes $72 million and $75 million in facilities lease commitments with affiliates at September 30 and March 31, 2006, respectively.

As of September 30, 2006 there have been no material changes to our commitments as described in our Annual Report on Form 10-K for the year ended March 31, 2006, except as described below.

Commitments

Of the total credit facilities available to vehicle and industrial equipment dealers, $2.6 billion and $2.4 billion were outstanding at September 30 and March 31, 2006, respectively. The amount outstanding under the revolving line of credit with Toyota de Puerto Rico Corp., a subsidiary of Toyota Motor Sales, U.S.A. Inc., at September 30 and March 31, 2006 was $47 million. The amount drawn by Toyota Financial Services Americas Corporation (“TFSA”) under the reciprocal credit agreement at September 30, 2006 was approximately $30 million. During fiscal 2006, $24 million was drawn by TFSA under the credit agreement, which TFSA repaid in fiscal 2006.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies (Continued)

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid. TMCC receives an annual fee of $102,000 for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30 and March 31, 2006. The fair value of these guarantees as of September 30 and March 31, 2006 was approximately $1 million. As of September 30 and March 31, 2006, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.

In certain securitization structures, a revolving liquidity note (“RLN”) is used in lieu of a deposit to a cash reserve fund. The securitization trust may draw upon the associated RLN to cover any shortfall in interest and principal payments to investors. We fund such draws, and the terms of a RLN obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under a RLN are subordinate to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into the related reserve fund. If collections are insufficient to repay amounts outstanding under a RLN, we will recognize a loss for the outstanding amounts. We must fund the entire amount available under a RLN into the related reserve fund if our short term unsecured debt ratings are downgraded below P-1 or A-1 by Moody’s or S&P, respectively. No amounts were outstanding under any RLN as of September 30 and March 31, 2006. The RLN had no material fair value as of September 30 and March 31, 2006. As of September 30 and March 31, 2006, no liability amounts have been recorded for any RLN as management has determined that it is not probable that we would be required to fund any amounts under a RLN.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of September 30, 2006, we determined that it is not probable that we will be required to make any material payments in the future. As of September 30 and March 31, 2006, no amounts have been recorded under these indemnifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies (Continued)

Receivable Repurchase Obligations

TMCC makes certain representations and warranties to the special purposes entities (“SPEs”), and the SPEs make corresponding representations and warranties to securitization trusts, relating to receivables sold in securitization transactions by us. TMCC and the SPEs may be required to repurchase any receivable in the event of a breach of a representation and warranty that would materially and adversely affect the interest of the SPEs, or any securitization trust, as applicable. In addition, TMCC, as the servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer that would materially and adversely affect the interest of any securitization trust, or if extensions or modifications to a receivable are made. TMCC, as the servicer, does not elect to make advances to cover any resulting reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable plus any accrued interest thereon. These provisions are customary in the securitization industry. No receivables were repurchased under these provisions during the six months ended September 30, 2006 and 2005. As of September 30, 2006, we determined that it is not probable that TMCC will be required to make any material payments in the future. As of September 30 and March 31, 2006, no amounts have been recorded under these obligations.

Advancing Requirements

As a servicer of receivables sold through securitizations, TMCC is required to advance delinquent amounts contractually owed by an obligor to the applicable securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse TMCC for any outstanding advances from collections on all receivables before making other required payments. These provisions are customary in the automotive finance securitization industry. Advances outstanding at September 30 and March 31, 2006 totaled $1 million.

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

Fair Lending Class Actions

An alleged class action in the U.S. District Court - Central District of California, Baltimore v. Toyota Motor Credit Corporation filed in November 2000 claimed that our pricing practices discriminate against African-Americans and Hispanics. Two additional cases in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies (Continued)

Corporation) filed in the Superior Court of California Alameda County in April 2003 and in the Superior Court of the State of California in August 2003, respectively, contained similar allegations claiming discrimination against minorities. The cases were brought by various individuals. Injunctive relief was sought in all three cases and the cases also included a claim for actual damages in an unspecified amount. The parties reached an agreement to settle these cases. The settlement was approved by the Federal District Court for the Central District of California on November 6, 2006. Under the settlement, TMCC agreed to stop purchasing contracts with markups greater than amounts approved under the settlement and to include disclosures on TMCC’s contracts that explain that the finance charge may be negotiable and that the dealer may keep part of the finance charge. TMCC also agreed to: (i) offer 850,000 pre-approved offers of credit (that cannot be marked up) to African-American and Hispanic consumers; (ii) contribute $750,000 to non-profit entities for consumer education purposes with a focus on minorities; (iii) pay $95,000 in damages; (iv) pay up to $10,600,000 in attorneys’ fees and costs; and (v) on submission of a valid claim, provide eligible class members with either a certificate of credit applicable to their next financing with TMCC in amounts ranging from $50 to $400 or a check in amounts ranging from $25 to $225, depending upon the amount of their payment over the applicable buy rate or, in certain circumstances, the time their contracts were assigned to TMCC. TMCC is fully reserved for this settlement.

There are also non-class action cases making similar claims in other jurisdictions. We believe that TMCC has strong defenses to these claims.

New Jersey Consumer Fraud Action

An action in the New Jersey Superior Court, Jorge v. Toyota Motor Insurance Services (“TMIS”), filed in November 2002 claimed that the TMIS Gold Plan Vehicle Service Agreement (“VSA”) is unconscionable on its face and violates the New Jersey Consumer Fraud Act. In September 2004, the case was certified as a class action consisting of all New Jersey consumers who purchased a TMIS Gold Plan VSA. The plaintiffs sought injunctive relief as well as actual damages and treble damages in an unspecified amount. In an opinion dated August 1, 2006, the Appellate Division of the Superior Court of New Jersey issued a decision vacating the trial court's certification of the class and reversing the denial of TMIS' Motion for Summary Judgment. The Appellate Division remanded the matter to the trial court for the entry of judgment in favor of TMIS. On September 8, 2006, upon direction of the Appellate Division of the New Jersey Superior Court, the trial Court vacated its ruling granting class action status to the lawsuit and further dismissed the lawsuit with prejudice.

Note 11 - Income Tax Provision

Our effective tax rate was 26 percent and 30 percent during the second quarter and first half of fiscal 2007, respectively. The decrease in income taxes during the second quarter and first half of fiscal 2007 compared to the same periods in fiscal 2006 was due to a one time favorable adjustment related to a change in the franchise Texas tax law (Texas margin tax (H.B. No. 3)) and a federal income tax benefit related to the Hybrid vehicle credit.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions

As of September 30, 2006, there have been no material changes to our related party agreements or relationships as described in our Annual Report on Form 10-K for the year ended March 31, 2006, except as described below. The table below summarizes the amounts included in our Consolidated Balance Sheet under various related party agreements or relationships (dollars in millions):

	September 30, 2006	March 31, 2006
Assets:
Subvention receivable from affiliates	$113	$72
Receivables with affiliates[1]	70	60
Notes receivable under home loan program	7	7
Intercompany receivables	10	8
Deferred subvention income from affiliates
Finance receivables	(366)	(284)
Operating leases	(436)	(308)

Liabilities:
Intercompany payables	125	146

Shareholder’s Equity:
Advance to TFSA under credit agreement	30	24
Reclassification to re-establish receivable due from TFSA[2]	-	(96)
Dividends paid[3]	-	115
1 Amount represents loans outstanding under the revolving line of credit to Toyota de Puerto Rico Corp. and receivables with Toyota Logistics Services as discussed in Note 16 - Related Party Transactions of our Annual Report on Form 10-K for the year ended March 31, 2006.
2 This line item represents the balance drawn by TFSA under its credit agreement with TMCC. This amount was reclassified to intercompany receivables during fiscal 2006, the period in which TFSA settled its outstanding balance.
3 No dividends were declared or paid in the first half of fiscal 2007. During fiscal 2006, our Board of Directors declared and paid a cash dividend of $115 million to TFSA.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions (Continued)

The table below summarizes the amounts included in our Consolidated Statement of Income under various related party agreements or relationships for the three and six months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Manufacturers’ subvention support and other revenues	$116	$77	$221	$142
Affiliate insurance premiums and commissions revenues	14	19	34	37

Expenses:
Shared services charges and other amounts	18	19	33	36
Employee benefits expense	16	15	32	31
Credit support fees incurred	8	8	16	14

Note 13 - Segment Information

Financial results for our operating segments in our Consolidated Balance Sheet are summarized below (dollars in millions):

	September 30, 2006	March 31, 2006
Assets:
Finance operations[1]	$61,255	$55,913
Insurance operations[1]	1,905	1,591
Other	900	757
Total assets	$64,060	$58,261

1 The amounts presented are before the elimination of balances and transactions with other reporting segments.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Segment Information (Continued)

Financial results for our operating segments in our Consolidated Statement of Income are summarized below for the three and six months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Gross revenues:
Finance operations[1]	$1,589	$1,227	$3,066	$2,371
Insurance operations[1]	126	82	213	167
Other	56	50	113	100
Total gross revenues	$1,771	$1,359	$3,392	$2,638

Net income/(loss):
Finance operations[1]	($4)	$139	$146	$267
Insurance operations[1]	39	14	51	31
Other	7	5	14	10
Net income	$42	$158	$211	$308

1 The amounts presented are before the elimination of balances and transactions with other reporting segments.

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

Our consolidated net income was $42 million for the second quarter of fiscal 2007 compared to $158 million in the second quarter of fiscal 2006. Our consolidated net income was $211 million for the first half of fiscal 2007 compared to $308 million for the first half of fiscal 2006.

Our results were primarily affected by an increase in interest expense due to derivatives, higher market interest rates, and our higher outstanding debt portfolio. This was partially offset by the increase in our financing revenues. Revenues were favorably impacted by increased contract volume and higher portfolio yields on our finance receivables.

Insurance Operations

We also generate revenue through marketing, underwriting, and administering claims related to covering certain risks of vehicle dealers and their customers. We measure our insurance operations on the basis of agreement volume, number of agreements in force, investment portfolio return, and loss ratio.

Our insurance operations reported net income of $33 million and $40 million during the second quarter and first half of fiscal 2007, respectively, compared to $10 million and $23 million of net income during the same periods in fiscal 2006. Our results were primarily affected by an increase in investment income, contract revenues and earned premiums, partially offset by the increase in insurance product expenses.

FINANCING OPERATIONS

Results of Operations

Fiscal 2007 compared to Fiscal 2006

	Percentage change fiscal 2007 versus fiscal 2006
	Three Months Ended September 30	Six Months Ended September 30
Financing Revenues:
Operating lease	34%	34%
Direct finance lease	(18%)	(23%)
Retail financing	24%	25%
Dealer financing	43%	42%
Total financing revenues	29%	29%

Depreciation on operating leases	30%	32%
Interest expense	152%	93%
Net financing revenues	(52%)	(23%)

Net financing revenues decreased 52 percent and 23 percent during the second quarter and first half of fiscal 2007, respectively, compared to the same periods in fiscal 2006. Our results were primarily affected by an increase in interest expense due to derivatives, higher market interest rates, and our higher outstanding debt portfolio. This was partially offset by the increase in our financing revenues. Revenues were favorably impacted by increased contract volume and higher portfolio yields on our finance receivables. Our revenues were influenced as follows:

•
Our operating lease revenues were up 34 percent for both the second quarter and first half of fiscal 2007 compared to the same periods in fiscal 2006. Our direct finance lease revenues were down 18 percent and 23 percent during the second quarter and first half of fiscal 2007, respectively, compared to the same periods in fiscal 2006. Our operating lease revenues and direct finance lease revenues on a combined basis were up 31 percent for both the second quarter and first half of fiscal 2007 compared to the same periods in fiscal 2006. This increase was primarily driven by our higher leasing volume in the past two fiscal years, offset by the decrease in direct finance leases due to the classification of new vehicle leases as operating leases.

•
Our retail financing revenues increased 24 percent and 25 percent during the second quarter and first half of fiscal 2007, respectively, compared to the same periods in fiscal 2006. This was due to an increase in retail finance receivables with a corresponding increase in our portfolio yield.

•
Dealer financing revenues increased 43 percent and 42 percent during the second quarter and first half of fiscal 2007, respectively, compared to the same periods in fiscal 2006 primarily due to an increase in the yield on dealer financing and a higher average outstanding balance on dealer financing earning assets. The yield on dealer financing receivables increased as the majority of the dealer financing portfolio bears interest at variable rates which re-price with changes in market rates.

-21

Our total finance receivables portfolio yield increased to 6.7 percent for both the second quarter and first half of fiscal 2007, compared to 6.0 percent and 5.9 percent during the same periods in fiscal 2006.

Depreciation expense on operating leases increased 30 percent and 32 percent during the second quarter and first half of fiscal 2007, respectively, compared to the same periods in fiscal 2006. This increase is consistent with the increase in the average number of operating lease units outstanding for both the second quarter and first half of fiscal 2007, compared to the same periods in fiscal 2006. Please refer to the “Residual Value Risk” section within this Management’s Discussion and Analysis (“MD&A”) for further discussion.

-22

Net Earning Assets and Vehicle Contract Volume

The composition of our net earning assets is summarized below (dollars in millions):

	September 30, 2006	March 31, 2006	% Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$36,080	$33,621	7%
Direct finance leases, net	872	1,127	(23%)
Dealer financing, net	6,726	7,274	(8%)
Total finance receivables, net	43,678	42,022	4%
Investments in operating leases, net	15,321	12,869	19%
Net earning assets	$58,999	$54,891	7%

Dealer Financing (Number of dealers receiving vehicle wholesale financing)
Toyota and Lexus dealers[1]	750	728	3%
Vehicle dealers outside of the Toyota/Lexus dealer network	375	374	-
Total number of dealers receiving vehicle wholesale financing	1,125	1,102	2%

Dealer inventory financed (units)	138,000	170,000	(19%)

1 Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

The composition of our vehicle contract volume and market share is summarized below for the three and six months ended September 30, 2006 and 2005:

	Three Months Ended			Six Months Ended
	September 30,		% Change	September 30,		% Change
	2006	2005		2006	2005
Vehicle contract volume:
Retail contract volume	275,000	261,000	5%	540,000	496,000	9%
Lease contract volume	72,000	60,000	20%	151,000	123,000	23%
Total vehicle contract volume	347,000	321,000	8%	691,000	619,000	12%

TMS subvened vehicle contract volume (included in the above table):
Retail	62,000	76,000	(18%)	119,000	188,000	(37%)
Lease	41,000	39,000	5%	81,000	81,000	-
Total	103,000	115,000	(10%)	200,000	269,000	(26%)

Market share[1]:
Retail	34.2%	36.6%		34.1%	35.1%
Lease	12.5%	12.0%		13.4%	12.5%
Total	46.7%	48.6%		47.5%	47.6%
1 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by TMCC, excluding fleet sales and sales of a private Toyota distributor.

Our higher contract volume on our retail and lease contracts during the second quarter and first half of fiscal 2007 compared to the same periods in fiscal 2006 resulted in increases in earning assets. Our volume of new contracts acquired primarily from Toyota and Lexus vehicle dealers was up 8 percent and 12 percent during the second quarter and first half of fiscal 2007, respectively, compared to the same periods in fiscal 2006. Much of this growth in volume resulted from increased sales levels of Toyota and Lexus vehicles in the United States. Toyota Motor Sales, U.S.A., Inc. (“TMS”) sold 571,000 units and 1.1 million units during the second quarter and first half of fiscal 2007, respectively, compared to 494,000 units and 975,000 units during the same periods in fiscal 2006. Our market share of retail contracts on new Toyota and Lexus vehicles decreased due to fewer subvened retail contracts, while our market share of lease contracts on new Toyota and Lexus vehicles increased due to higher Toyota and Lexus vehicle sales and higher lease subvention.

Retail Finance Receivables and Contract Volume

Retail finance receivables and vehicle retail contract volume increased due to higher Toyota and Lexus vehicle sales combined with our emphasis on developing dealer relationships and purchasing a broader range of credit quality, partially offset by a decrease in the availability of TMS subvention on new retail contracts. Retail market share of TMS sales decreased for the second quarter and first half of fiscal 2007 compared to the same periods in fiscal 2006 due to competitive pricing pressure and the decrease in the availability of TMS subvention on retail contracts. Retail contract volume typically moves in line with Toyota and Lexus vehicle sales and the availability of subvention on retail contracts.

Lease Earning Assets and Contract Volume

Total lease earning assets is comprised of investments in operating leases and direct finance leases. Leasing generally becomes more attractive to customers in a rising interest rate environment because the difference between monthly payments under a lease contract and a retail installment contract typically widens as interest rates rise. Vehicle lease contract volume typically moves in line with Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment. Direct finance leases decreased due to the classification of new vehicle leases as operating leases.

Dealer Financing Earning Assets

Dealer financing decreased primarily due to seasonal fluctuations in the amount of dealer inventory financed, partially offset by continued growth in the number of vehicle dealers receiving wholesale financing.

Residual Value Risk

The primary factors affecting our exposure to residual value risk are the levels at which contractual residual values are established at lease inception, projected market values, and the resulting impact on vehicle lease return rates and loss severity.

Management periodically reviews the estimated realizable value of leased assets to assess the appropriateness of the carrying value of the lease residuals. For operating leases, the impact of estimated declines in contractual residual values is recorded over time in depreciation expense in the Consolidated Statement of Income.

Depreciation on Operating Leases

Fiscal 2007 compared to Fiscal 2006

	Percentage change fiscal 2007 versus fiscal 2006
	Three Months Ended September 30	Six Months Ended September 30
Depreciation on operating leases	30%	32%
Average operating lease units outstanding	34%	34%

Depreciation expense on operating leases increased due to an increase in the average number of operating lease vehicles outstanding. Average operating lease units outstanding increased due to new operating lease vehicles being added to the portfolio at a faster rate than operating lease vehicles have matured.

Depreciation expense is also affected by changes in the used vehicle market. During the current quarter, the used vehicle market was stable and did not materially contribute to the increase in depreciation expense.

Credit Risk

Allowance for Credit Losses and Credit Loss Experience

The following tables provide information related to our allowance for credit losses and credit loss experience for the three and six months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Allowance for credit losses at beginning of period	$525	$503	$530	$503
Provision for credit losses	91	96	157	134
Charge-offs, net of recoveries[1]	(91)	(63)	(162)	(101)
Allowance for credit losses at end of period	$525	$536	$525	$536

1 Net of recoveries of $19 million and $41 million for the three and six months ended September 30, 2006, respectively, and $19 million and $39 million for the three and six months ended September 30, 2005, respectively.

	September 30, 2006	March 31, 2006	September 30, 2005
Aggregate balances 60 or more days past due as a percentage of gross earning assets
Finance receivables	0.70%	0.47%	0.55%
Operating leases	0.27%	0.29%	0.25%
Total	0.59%	0.43%	0.48%

Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.67%[1]	0.64%	0.49%[1]
Operating leases	0.23%[1]	0.17%	0.11%[1]
Total	0.56%[1]	0.54%	0.41%[1]

1 Net charge-off ratios have been annualized using six-month results.

In evaluating the adequacy of the allowance for loan losses, management considers factors such as: economic conditions, operational factors, and credit quality of the portfolio at quarter end. The allowance for credit losses decreased at September 30, 2006 from March 31, 2006 as a result of continued improvements in our service operations and credit loss management methods.

Our provision for credit loss for the second quarter of fiscal 2007 was lower compared to the same period in the prior year. Our provision for credit loss in the second quarter of fiscal 2006 included an adjustment related to Hurricane Katrina. Excluding this adjustment, our provision for credit loss would have increased due to our growth in earning assets and a broader range of credit quality within the retail portfolio.

Our provision for credit loss for the first half of fiscal 2007 was higher compared to the same period in the prior year. Excluding the Hurricane Katrina adjustment in fiscal 2006, the increase in our provision for credit loss would have been greater due to the growth in earning assets and a broader range of credit quality within the retail portfolio.

We experienced an increase in 60-day delinquencies and net charge-offs as a percentage of average gross earning assets on the overall portfolio. This increase was primarily due to the higher credit risk associated with increased retail contract volume acquired in fiscal 2004 and 2005, which reflected longer term contracts and a broader range of credit quality.

INSURANCE OPERATIONS

The following table summarizes the results of our Insurance Operations for the three and six months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change
	2006	2005		2006	2005

Contract revenues and earned premiums	$55	$47	17%	$107	$92	16%
Commissions and fees	28	25	12%	55	49	12%
Insurance premiums earned and contract revenues	$83	$72	15%	$162	$141	15%

Insurance losses and loss adjustment expenses	$31	$31	-	$64	$59	8%

Agreement volume (units)	374,000	342,000	9%	731,000	664,000	10%
Agreements in force (units)	4,188,000	3,707,000	13%	4,188,000	3,707,000	13%

Our insurance operations reported $33 million and $40 million of net income during the second quarter and first half of fiscal 2007, respectively, compared to $10 million and $23 million of net income during the same periods in fiscal 2006. Contract revenues and earned premiums increased due to increased agreement volume and agreements in force. Our agreement volume and agreements in force increased due to the increase in vehicle sales. The increase in commissions and fees is in line with the increase in agreement volume. Investment income increased due to higher realized gains on marketable securities and interest income on fixed income securities resulting from increased investment yields and investment balances.

Insurance losses and loss adjustment expense was consistent for the second quarter of fiscal 2007 compared to the same period in fiscal 2006. Insurance losses and loss adjustment expense was up 8 percent for the first half of fiscal 2007 compared to the same period in fiscal 2006 due to the increase in our wholesale inventory claims and to a lesser extent, an increase in the average loss per claim. The increase in our wholesale inventory claims, which represents physical damage protection for dealers’ floorplan vehicles, was caused by an increase in weather related claims in the first quarter of fiscal 2007. The slight increase in our average loss per claim, related to our vehicle service agreements, was primarily driven by increases in auto repair costs. The average monthly loss frequency decreased to 0.60 percent for the first half of fiscal 2007 compared to 0.62 percent for the same period in fiscal 2006.

INVESTMENT AND OTHER INCOME

Our investment and other income is primarily comprised of investment income from securitizations and investment income from marketable securities. We reported $58 million and $78 million of investment and other income during the second quarter and first half of fiscal 2007, respectively, compared to $28 million and $61 million during the same periods in fiscal 2006. This increase was due to higher net realized gains on marketable securities and an increase in interest income on fixed income securities resulting from increased investment yields, partially offset by lower investment income from securitizations. Investment income from securitizations decreased due to a reduction in the average outstanding balance of securitization pools as a result of the amortization of the related receivables and fewer outstanding transactions. The outstanding balance of securitized finance receivables we service decreased to $318 million at September 30, 2006 from $533 million at March 31, 2006.

TAXES

Our effective tax rate was 26 percent and 30 percent during the second quarter and first half of fiscal 2007, respectively. The decrease in income taxes during the second quarter and first half of fiscal 2007 compared to the same periods in fiscal 2006 was due to a one time favorable adjustment related to a change in Texas franchise tax law (Texas margin tax (H.B. No. 3)) and a federal income tax benefit related to the Hybrid vehicle credit.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the outstanding components of our funding sources (dollars in millions):

	September 30, 2006	March 31, 2006
Commercial paper	$13,910	$12,162
Unsecured term debt[1]	39,792	36,546
Total debt	53,702	48,708
Off-balance sheet securitization	303	508
Total funding	$54,005	$49,216

1 Includes carrying value adjustments of $926 million and $457 million at September 30 and March 31, 2006, respectively, as described in Note 7- Debt of the Notes to Consolidated Financial Statements.

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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $418 million to $2.2 billion during the three months ended September 30, 2006, with an average balance of $1.3 billion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States. Commercial paper outstanding under our commercial paper programs ranged from approximately $12.6 billion to $15.1 billion during the three months ended September 30, 2006, with an average outstanding balance of $14.1 billion. Our commercial paper programs are supported by the liquidity facilities discussed later in this section. As an issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements.

Unsecured Term Debt

The following table summarizes our components of unsecured term debt at par value (dollars in millions):

	U.S. medium term notes (“MTNs”) and domestic bonds	Euro MTNs (“EMTNs”)	Eurobonds	Total unsecured term debt[4]
Balance at March 31, 2006[1]	$16,683	$16,069	$3,344	$36,096
Issuances during the six months ended September 30, 2006	5,188[2]	2,298[3]	488[3]	7,974
Payments during the six months ended September 30, 2006	(4,487)	(509)	-	(4,996)
Balance at September 30, 2006[1]	$17,384	$17,858	$3,832	$39,074

Issuances during the one month ended October 31, 2006	$601	$1,430	$ -	$2,031

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
2 MTNs had terms to maturity ranging from approximately one year to thirty years, and had interest rates at the time of issuance ranging from 4.9 percent to 8.4 percent.
3 EMTNs were issued in U.S. and non-U.S. currencies, had terms to maturity ranging from approximately three years to fifteen years, and had interest rates at the time of issuance ranging from 1.4 percent to 15.3 percent. Eurobonds were issued in Swiss Francs, had terms to maturity of approximately ten years, and had interest rates at the time of issuance of 2.9 percent. Concurrent with the issuance of non-U.S. currency denominated notes, we entered into cross currency interest rate swap agreements to convert payments of principal and interest on these notes to U.S. dollars.
4 Consists of fixed and floating rate debt. Upon the issuance of fixed rate debt, the Company generally elects to enter into pay-float interest rate swaps. See “Results of Operations - Derivative Instruments” of our Annual Report on Form 10-K for the year ended March 31, 2006 for a detailed description of the Company’s use of derivatives.

We maintain a shelf registration with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets to both retail and institutional investors. We qualify as a well-known seasoned issuer under SEC rules, and as a result, we may issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2009. Our EMTN program provides for the issuance of debt securities in the international capital markets. In September 2006, the EMTN program was renewed for a one year period, and the maximum aggregate principal amount authorized to be outstanding at any time was increased from $20 billion to $30 billion, or the equivalent in other currencies, of which $10.7 billion was available for issuance at October 31, 2006. Our EMTN program may be expanded from time to time to allow for the continued use of this source of funding. In addition, we may issue bonds in the international capital markets that are not issued under our U.S. or EMTN programs. Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture, and EMTNs are issued pursuant to the terms of an agency agreement, both of which contain customary terms and conditions, including negative pledge and cross-default provisions.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks. The following table summarizes our credit facilities (dollars in millions):

	TMCC		TCPR		Total
	September 30, 2006	March 31, 2006	September 30, 2006	March 31, 2006	September 30, 2006	March 31, 2006
364-day syndicated bank credit facilities committed	$2,733	$2,733	$167	$167	$2,900	$2,900
5-year syndicated bank credit facility committed	5,467	5,467	333	333	5,800	5,800
Letters of credit facilities uncommitted	55	55	-	-	55	55
Total credit facilities	$8,255	$8,255	$500	$500	$8,755	$8,755

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities was used at September 30 and March 31, 2006. No amounts were drawn on the committed facilities at September 30 and March 31, 2006.

TMCC may take advances under the syndicated bank credit facilities subject to customary covenants and conditions, including negative pledge and cross default provisions. Under the 364-day credit facility, a default by Toyota Credit Canada Inc., our affiliate and a co-borrower, could constitute a default by us. The syndicated bank credit facilities do not contain any material adverse change clauses or additional restrictive financial covenants that would limit each of TMCC’s and TCPR’s ability to borrow under its respective facilities.

Securitization

Our securitization program represents an additional source of liquidity. As of September 30, 2006, we owned approximately $43.7 billion in potentially securitizable finance receivables. On July 27, 2006, our shelf registration statement was declared effective by the SEC. The registration statement complies with Regulation AB, the SEC’s rule governing the offering of asset backed securities, and can be used to issue asset backed securities secured by our retail finance contracts. During the three and six months ended September 30, 2006, we did not execute any securitization transactions. A detailed description of our securitization program is included in our Annual Report on Form 10-K for the year ended March 31, 2006 under “Off-Balance Sheet Arrangements”.

Credit Ratings

As of October 31, 2006, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:
NRSRO	Senior Debt	Commercial Paper	Outlook
S&P	AAA	A-1+	Stable
Moody’s	Aaa	P-1	Stable

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation. Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets. Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning nationally recognized statistical rating organization (“NRSRO”). Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO. Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC. See “Item 1A. Risk Factors - Credit Support” of our Annual Report on Form 10-K for the year ended March 31, 2006.

DERIVATIVE INSTRUMENTS

Our use of derivatives is limited to the management of interest rate and foreign exchange risks. We are not a derivatives dealer and do not actively trade in and out of derivative positions for speculative purposes.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”). Hedge accounting derivatives are comprised of pay-float interest rate swaps and cross currency interest rate swaps. Non-hedge accounting derivatives are comprised of pay-fixed interest rate swaps, de-designated pay-float interest rate swaps, pay-float interest rate swaps for which hedge accounting has not been elected, interest rate caps, and currency basis swaps. We discontinue the use of hedge accounting if a derivative is sold, terminated or exercised, or if our management determines that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”). De-designated derivatives are included within the category of non-hedge accounting derivatives. A detailed description of our accounting for derivative instruments is included in our Annual Report on Form 10-K for the year ended March 31, 2006 under “Results of Operations - Derivative Instruments”.

One of our goals is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities. We use non-hedge accounting derivatives, specifically pay-fixed interest rate swaps and interest rate caps, to manage this exposure. The use of these non-hedge accounting derivatives to mitigate interest rate risk has historically resulted in significant volatility in the net result from non-hedge accounting. The combination of the changes in fair values of de-designated derivatives with those of non-hedge accounting derivatives has had the effect of reducing earnings volatility. Our management does not engage in de-designation with a view as to the favorable or unfavorable impact on the results of operations. De-designation has resulted in lower losses in the net result from non-hedge accounting in certain quarters and in lower gains in the net result from non-hedge accounting in other quarters. These decreases represent reductions in volatility in the net result from non-hedge accounting. We estimate that the impact of de-designation on the results of operations was a reduction in the volatility in net result from non-hedge accounting of approximately $53 million for the quarter ended September 30, 2006, and approximately $22 million for the quarter ended September 30, 2005. Our management evaluates the reduction of volatility on a quarterly basis only.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	September 30, 2006	March 31, 2006
Derivative assets	$1,526	$1,152
Less: Collateral held[1]	488	251
Derivative assets, net of collateral	$1,038	$901

Derivative liabilities	$141	$230

1 Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in “Item 3., Quantitative and Qualitative Disclosures About Market Risk”.

The following table summarizes the composition of our derivatives portfolio (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
September 30, 2006
Pay-float swaps [1]	$17,571	$15,082	$32,653	$1,230	($152)
Pay-fixed swaps	-	39,350	39,350	299	-
Interest rate caps	-	945	945	8	-
Counterparty netting	-	-	-	(11)	11
Total	$17,571	$55,377	$72,948	$1,526	($141)

March 31, 2006
Pay-float swaps [1]	$14,486	$14,264	$28,750	$967	($611)
Pay-fixed swaps	-	41,575	41,575	561	-
Interest rate caps	-	550	550	5	-
Counterparty netting	-	-	-	(381)	381
Total	$14,486	$56,389	$70,875	$1,152	($230)

September 30, 2005
Pay-float swaps [1]	$12,869	$13,964	$26,833	$1,470	($263)
Pay-fixed swaps	-	39,021	39,021	422	(1)
Interest rate caps	-	550	550	9	-
Counterparty netting	-	-	-	(209)	209
Total	$12,869	$53,535	$66,404	$1,692	($55)

1Includes cross-currency interest rate swaps and currency basis swaps.

INTEREST EXPENSE

The following table summarizes our components of interest expense for the three and six months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Interest expense on debt	$629	$422	$1,182	$815
Amortization of basis adjustments on debt	(19)	(33)	(37)	(69)
Net interest realized on hedge accounting derivatives	52	(8)	95	(34)
Amortization of debt issue costs	14	11	26	22
Ineffectiveness related to hedge accounting derivatives	3	3	10	(2)
Interest expense excluding non-hedge accounting results	679	395	1,276	732
Net result from non-hedge accounting	81	(94)	(16)	(80)
Total interest expense	$760	$301	$1,260	$652

Three Months Ended September 30, 2006 vs. September 30, 2005

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper. The change during the second quarter of fiscal 2007 when compared to the same period in fiscal 2006 was primarily due to increases in interest rates and higher outstanding debt balances.

The amortization of basis adjustments on debt is primarily comprised of amortization related to the fair value adjustments on debt for terminated fair value hedging relationships. As discussed in the “Derivative Instruments” section of this MD&A, the de-designation of the hedge accounting derivatives resulted in the termination of fair value hedging relationships. As a consequence of these terminations, the fair value adjustments to the hedged items continue to be reported as part of the basis of the debt and are amortized to interest expense over the life of the debt. The decrease in amortization during the second quarter of fiscal 2007 when compared to the same period in fiscal 2006 was due to maturities of debt associated with previously terminated fair value hedging relationships.

Net interest realized on hedge accounting derivatives represents net interest on pay-float swaps for which hedge accounting has been elected. The change during the second quarter of fiscal 2007 when compared to the same period in fiscal 2006 was due to the rise in short-term interest rates, primarily three-month LIBOR and higher outstanding debt balances.

Six Months Ended September 30, 2006 vs. September 30, 2005

The change in interest expense on debt during the first half of fiscal 2007 when compared to the same period in fiscal 2006 was primarily due to increases in interest rates and higher outstanding debt balances.

The decrease in amortization of basis adjustments during the first half of fiscal 2007 when compared to the same period in fiscal 2006 was due to maturities of debt associated with previously terminated fair value hedging relationships.

The change in net interest realized on hedge accounting derivatives during the first half of fiscal 2007 when compared to the same period in fiscal 2006 was due to the rise in short-term interest rates, primarily three-month LIBOR and higher outstanding debt balances.

The following table summarizes our components of the net result from non-hedge accounting, which is included in interest expense for the three and six months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Currency basis swaps unrealized loss/(gain)	$13	$14	($73)	$102
Foreign currency transaction (gain)/loss	(13)	(16)	73	(104)
Net interest realized on non-hedge accounting derivatives derivatives	(101)	(58)	(174)	(107)
Unrealized loss/(gain) on non-hedge accounting derivatives:
Interest rate swaps	180	(34)	160	25
Interest rate caps	2	-	(2)	3
Other	-	-	-	1
Net result from non-hedge accounting	$81	($94)	($16)	($80)

Three Months Ended September 30, 2006 vs. September 30, 2005

Currency basis swaps are used in combination with interest rate swaps to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments. We have elected hedge accounting for the interest rate swaps and debt, but have elected not to apply hedge accounting for the currency basis swaps. The loss in the fair value of the currency basis swaps in both the second quarter of fiscal 2007 and fiscal 2006 was due to the slight strengthening of the U.S. dollar relative to certain other currencies in each of the three month periods in fiscal 2006 and fiscal 2007.

The foreign currency transaction gains or losses relates to foreign currency denominated debt where hedge accounting has been applied only for interest rate risk. The gains recognized in the second quarter of fiscal 2007 when compared to the same period in fiscal 2006 were primarily due to the slight strengthening of the U.S. dollar against certain other currencies. These foreign currency transaction gains or losses offset the unrealized gains or losses on the currency basis swaps discussed above.

Net interest realized on non-hedge accounting derivatives represents interest received on pay-fixed swaps offset by interest paid on non-hedge accounting pay-float swaps. The change for the second quarter of fiscal 2007 when compared to the same period in fiscal 2006 was primarily due to the impact of the rise in three-month LIBOR, resulting in higher interest payments received on pay-fixed swaps, and higher outstanding pay-fixed notional balances.

The unrealized loss on non-hedge accounting derivatives for the second quarter of fiscal 2007 was due to the impact of the fall in the two- and three- year swap rates on pay-fixed swaps and the increase in outstanding notional balances of these derivatives. The unrealized gain in the second quarter of fiscal 2006 was due to the impact of the rise in the two- and three-year swap rates on pay-fixed swaps. This unrealized gain was partially offset by unrealized losses on pay-float swaps which were negatively impacted by the same interest rate increases. Refer to the “Derivative Instruments” section of this MD&A for further discussion.

Six Months Ended September 30, 2006 vs. September 30, 2005

The gain in the fair value of the currency basis swaps during the first half of fiscal 2007 was primarily due to the weakening of the U.S. dollar relative to certain other currencies during the first half of fiscal 2007. The loss in the fair value of the currency basis swaps for the first half of fiscal 2006 was primarily due to the strengthening of the U.S. dollar relative to certain other currencies during the first half of fiscal 2006.

The foreign currency transaction losses recognized during the first half of fiscal 2007 were primarily due to the weakening of the U.S. dollar against certain other currencies. The foreign currency transaction gains recognized during the same period in fiscal 2006 were primarily due to the strengthening of the U.S. dollar against certain other currencies.

The change in net interest realized on non-hedge accounting derivatives during the first half of fiscal 2007 when compared to the same period in fiscal 2006 was primarily due to the impact of the overall increase in three-month LIBOR during the first half of fiscal 2007, resulting in higher interest payments received on pay-fixed swaps, and higher outstanding notional balances.

The unrealized loss on non-hedge accounting derivatives during the first half of fiscal 2007 was primarily due to the impact of the fall in the two- and three- year swap rates on pay-fixed swaps with more than one year to maturity and the passage of time on pay-fixed swaps with less than one year to maturity which were partially offset by the impact of the fall in these interest rates on pay-float swaps with more than one year to maturity. The unrealized loss on non-hedge accounting derivatives during the first half of fiscal 2006 was primarily due to the passage of time on pay-fixed swaps with less than one year to maturity and the impact of the rise in the two- and three-year swap rates on pay-float swaps.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

A detailed description of our securitization funding program is included in our Annual Report on Form 10-K for the year ended March 31, 2006 under “Off-Balance Sheet Arrangements”.

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. TMCC receives an annual fee of $102,000 for guaranteeing such payments. The nature, business purpose, and amounts of these guarantees are described in Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements. Other than the fee discussed above, there are no corresponding expenses or cash flows arising from our guarantees, nor are any amounts recorded as liabilities on our Consolidated Balance Sheet.

Lending Commitments

A detailed description of our lending commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2006 under “Off-Balance Sheet Arrangements”. While the majority of these credit facilities and financing arrangements are secured, approximately 2 percent of our lending commitments at September 30, 2006 were unsecured. In addition to these lending commitments, we have also extended $6.9 billion and $6.6 billion of wholesale financing lines not considered to be contractual commitments at September 30 and March 31, 2006, respectively, of which $3.5 billion and $4.3 billion were outstanding at September 30 and March 31, 2006, respectively.

Indemnification

Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a detailed description of agreements containing indemnification provisions. We have not made any material payments in the past as a result of these provisions, and as of September 30, 2006, we determined that it is not probable that we will be required to make any material payments in the future. As of September 30 and March 31, 2006, no amounts have been recorded under these indemnifications.

Receivable Repurchase Obligations

Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a detailed description of our receivable repurchase obligations. No receivables were repurchased under these provisions during the six months ended September 30, 2006 and 2005. As of September 30, 2006, we determined that it is not probable that TMCC will make any material payments in the future. As of September 30 and March 31, 2006, no amounts have been recorded under these obligations.

Advancing Requirements

Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a detailed description of our advancing requirements. Advances outstanding at September 30 and March 31, 2006 totaled $1 million.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Securities Litigation Reform Act of 1995. These statements are based on current expectations and currently available information. However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements. Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward looking statements. We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2006. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

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

The VaR of our portfolio as of and for the six months ended September 30 and the year ended March 31, 2006 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows:
	September 30, 2006	Average for the Six Months Ended September 30, 2006
Mean portfolio value	$10,164 million	$9,825 million
VaR	$147 million	$131 million
Percentage of the mean portfolio value	1.45%	1.33%
Confidence level	95.0%	95.0%
	March 31, 2006	Average for the Year Ended March 31, 2006
Mean portfolio value	$9,603 million	$9,555 million
VaR	$102 million	$117 million
Percentage of the mean portfolio value	1.06%	1.22%
Confidence level	95.0%	95.0%

Our calculated VaR exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results which may occur. It does not represent the maximum possible loss nor any expected loss that may occur, since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the composition of the our portfolio of financial instruments during the year. The VaR at September 30, 2006 compared to March 31, 2006 increased primarily as a result of a decrease in the percentage of TMCC’s fixed-rate assets that were hedged with pay-fixed swaps.

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

A summary of the unrealized gains and losses on equity investments included in other comprehensive income assuming a 10 percent and 20 percent adverse change in market prices is presented below (dollars in millions):
	September 30, 2006	March 31, 2006
Cost	$386	$363
Fair market value	474	461
Unrealized gain/(loss), net of tax	55	61
With estimated 10 percent adverse change, net of tax	26	32
With estimated 20 percent adverse change, net of tax	(4)	4

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

COUNTERPARTY CREDIT RISK

We enter into reciprocal collateral arrangements with certain counterparties to mitigate our exposure to the credit risk associated with the respective counterparty. A valuation of our position with the respective counterparty is performed at least once a month. If the market value of our net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to us. Conversely, if the market value of the counterparty's net derivatives position with us exceeds a specified threshold, we are required to transfer cash collateral in excess of the threshold to the counterparty. Our International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet. At September 30 and March 31, 2006, we held a net $488 million and $251 million, respectively, in collateral from counterparties, which is included in cash and cash equivalents in our Consolidated Balance Sheet. We are not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at September 30, 2006, reduced by the effects of master netting agreements and collateral. At September 30, 2006, substantially all of our derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by NRSROs. We have not experienced a counterparty default and do not currently anticipate non-performance by any of its counterparties, and as such have no reserves related to non-performance as of September 30, 2006. In addition, many of our ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below (dollars in millions):

	September 30, 2006	March 31, 2006
Credit Rating
AAA	$181	$156
AA	811	655
A	46	90
Total net counterparty credit exposure	$1,038	$901

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Fair Lending Class Actions

An alleged class action in the U.S. District Court - Central District of California, Baltimore v. Toyota Motor Credit Corporation filed in November 2000 claimed that our pricing practices discriminate against African-Americans and Hispanics. Two additional cases in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit Corporation) filed in the Superior Court of California Alameda County in April 2003 and in the Superior Court of the State of California in August 2003, respectively, contained similar allegations claiming discrimination against minorities. The cases were brought by various individuals. Injunctive relief was sought in all three cases and the cases also included a claim for actual damages in an unspecified amount. The parties reached an agreement to settle these cases. The settlement was approved by the Federal District Court for the Central District of California on November 6, 2006. Under the settlement, TMCC agreed to stop purchasing contracts with markups greater than amounts approved under the settlement and to include disclosures on TMCC’s contracts that explain that the finance charge may be negotiable and that the dealer may keep part of the finance charge. TMCC also agreed to: (i) offer 850,000 pre-approved offers of credit (that cannot be marked up) to African-American and Hispanic consumers; (ii) contribute $750,000 to non-profit entities for consumer education purposes with a focus on minorities; (iii) pay $95,000 in damages; (iv) pay up to $10,600,000 in attorneys’ fees and costs; and (v) on submission of a valid claim, provide eligible class members with either a certificate of credit applicable to their next financing with TMCC in amounts ranging from $50 to $400 or a check in amounts ranging from $25 to $225, depending upon the amount of their payment over the applicable buy rate or, in certain circumstances, the time their contracts were assigned to TMCC. TMCC is fully reserved for this settlement.

There are also non-class action cases making similar claims in other jurisdictions. We believe that TMCC has strong defenses to these claims.

New Jersey Consumer Fraud Action

An action in the New Jersey Superior Court, Jorge v. Toyota Motor Insurance Services (“TMIS”), filed in November 2002 claimed that the TMIS Gold Plan Vehicle Service Agreement (“VSA”) is unconscionable on its face and violates the New Jersey Consumer Fraud Act. In September 2004, the case was certified as a class action consisting of all New Jersey consumers who purchased a TMIS Gold Plan VSA. The plaintiffs sought injunctive relief as well as actual damages and treble damages in an unspecified amount. In an opinion dated August 1, 2006, the Appellate Division of the Superior Court of New Jersey issued a decision vacating the trial court's certification of the class and reversing the denial of TMIS' Motion for Summary Judgment. The Appellate Division remanded the matter to the trial court for the entry of judgment in favor of TMIS. On September 8, 2006, upon direction of the Appellate Division of the New Jersey Superior Court, the trial Court vacated its ruling granting class action status to the lawsuit and further dismissed the lawsuit with prejudice.

ITEM 1A. RISK FACTORS

The following risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2006 have not materially changed for the September 2006 quarter: sales of Toyota and Lexus vehicles, credit support, residual value risk, credit risk, liquidity risk, market risk, operational risk, regulatory risk, counterparty credit risk, factors affecting earnings, competition, risk of catastrophes, concentration of customer risk, insurance reserves, and reinsurance credit risk. Please refer to our Annual Report on Form 10-K for the year ended March 31, 2006 for a complete discussion of these risk factors.

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

See Exhibit Index on page 46.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 7, 2006	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2006	By /S/ JOHN F. STILLO

John F. Stillo
Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(3)

4.1	Issuing and Paying Agency Agreement dated August 1, 1990 between TMCC and Bankers Trust Company	(4)

4.2(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(5)

4.2(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(6)
______________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Registration Statement on Form S-1, File No. 33-22440.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.2 filed with our Report on Form 10-K for the year ended September 30, 1990, Commission File number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File No. 33-52359.
(6)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(7)

4.3	Sixth Amended and Restated Agency Agreement, dated September 28, 2006, among TMCC, JPMorgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(8)

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

10.1	Amended and Restated Master Services Agreement Dated as of June 20, 2005 between TMCC and Toyota Financial Savings Bank, a Nevada Thrift Company	(9)

10.2	Five-Year Credit Agreement, dated as of March 29, 2006, among Toyota Motor Credit Corporation, Toyota Credit de Puerto Rico Corp., Citicorp USA, Inc., as Administrative Agent, each lender from time to time party thereto, Citicorp Global Markets Inc and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Syndication Agent, and The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas and JPMorgan Chase Bank, N.A., as Documentation Agents	(10)

10.3	364 Day Credit Agreement, dated as of March 29, 2006, among Toyota Motor Credit Corporation, Toyota Credit de Puerto Rico Corp., Citicorp USA, Inc., as Administrative Agent, each lender from time to time party thereto, Citicorp Global Markets Inc and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Syndication Agent, and The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas and JPMorgan Chase Bank, N.A., as Documentation Agents	(11)
______________
(7)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(8)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File Number 1-9961.
(9)	Incorporated herein by reference to Exhibit 10.2 filed with our Report on Form 10-K for the year ended March 31, 2005, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated April 4, 2006, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated April 4, 2006, Commission File No. 1-9961.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

10.4	Credit Support Agreement dated July 14, 2000 between TFSC and TMC	(12)

10.5	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC	(13)

10.6	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS	(14)

10.7	Shared Services Agreement dated October 1, 2000 between TMCC and TMS	(15)

10.8(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC	(16)

10.8(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC	(17)

10.9	Form of Indemnification Agreement between TMCC and its directors and officers	(18)
______________
(12)	Incorporated herein by reference to Exhibit 10.9 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.10 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.11 filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.12 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.13(a), respectively, filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Report on Form 10-K for the year ended March 31, 2005, Commission File No. 1-9961.
(18)	Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1, Commission File No. 33-22440.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith