Form 10-Q
period 2006-12-31
TOYOTA MOTOR CREDIT CORP
filed 2007-02-06
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
OR
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

Yes __ No ☒

As of January 31, 2007, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended December 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	December 31, 2006	March 31, 2006
ASSETS

Cash and cash equivalents	$1,615	$815
Investments in marketable securities	1,286	1,176
Finance receivables, net	46,149	42,022
Investments in operating leases, net	15,873	12,869
Other assets	1,939	1,379
Total assets	$66,862	$58,261

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$56,347	$48,708
Deferred income taxes	2,974	2,428
Other liabilities	2,512	2,330
Total liabilities	61,833	53,466

Commitments and contingencies (See Note 10)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized;
91,500 issued and outstanding)	915	915
Accumulated other comprehensive income	79	60
Retained earnings	4,035	3,820
Total shareholder's equity	5,029	4,795
Total liabilities and shareholder's equity	$66,862	$58,261

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Financing revenues:
Operating lease	$937	$695	$2,643	$1,968
Direct finance lease	28	33	85	107
Retail financing	639	500	1,768	1,406
Dealer financing	137	103	397	286
Total financing revenues	1,741	1,331	4,893	3,767

Depreciation on operating leases	693	521	1,946	1,470
Interest expense	664	438	1,924	1,090
Net financing revenues	384	372	1,023	1,207

Insurance premiums earned and contract revenues	84	72	246	213
Investment and other income	51	40	129	101
Net financing revenues and other revenues	519	484	1,398	1,521

Provision for credit losses	111	59	268	193
Expenses:
Operating and administrative	179	178	535	516
Insurance losses and loss adjustment expenses	31	26	95	85
Total provision for credit losses and expenses	321	263	898	794

Income before provision for income taxes	198	221	500	727
Provision for income taxes	75	86	166	284

Net income	$123	$135	$334	$443

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)
	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$334	$443
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	130	(117)
Depreciation and amortization	2,398	1,532
Recognition of deferred income	(493)	(260)
Provision for credit losses	268	193
(Increase)/decrease in other assets	(234)	60
Increase/(decrease) in amounts held under reciprocal collateral arrangements	297	(580)
Increase/(decrease) in deferred income taxes	536	(200)
Increase in other liabilities	190	281
Net cash provided by operating activities	3,426	1,352

Cash flows from investing activities:
Purchase of investments in marketable securities	(531)	(1,378)
Disposition of investments in marketable securities	450	1,204
Acquisition of finance receivables	(16,450)	(14,818)
Collection of finance receivables	12,213	10,453
Acquisition of direct finance leases	(129)	(117)
Collection of direct finance leases	497	775
Net change in wholesale receivables	(496)	(49)
Acquisition of investments in operating leases	(6,646)	(5,662)
Disposals of investments in operating leases	1,831	1,700
Net cash used in investing activities	(9,261)	(7,892)

Cash flows from financing activities:
Proceeds from issuance of debt	11,507	9,931
Payments on debt	(7,677)	(4,415)
Net change in commercial paper	2,924	1,219
Advances to TFSA	(119)	(24)
Net cash provided by financing activities	6,635	6,711

Net increase in cash and cash equivalents	800	171

Cash and cash equivalents at the beginning of the period	815	799
Cash and cash equivalents at the end of the period	$1,615	$970

Supplemental disclosures
Interest paid	$1,599	$966
Income taxes (received) paid	($152)	$530

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Data

The information furnished in these unaudited interim financial statements for the three and nine months ended December 31, 2006 and 2005 has been prepared in accordance with generally accepted accounting principles in the United States. In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended December 31, 2006 do not necessarily indicate the results that may be expected for the full year.

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

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 will be effective as of the beginning of the first fiscal year beginning after December 15, 2006, or with respect to our fiscal year beginning after March 31, 2007. We are currently evaluating the impact of adopting FIN 48 and are unable to estimate its impact, if any, on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, or with respect to our fiscal year beginning after March 31, 2008. We are currently evaluating the impact of adopting SFAS 157 and are unable to estimate its impact, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This standard requires employers that sponsor defined benefit plans to recognize the over-funded status of a defined benefit postretirement plan as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income. SFAS 158 requires the determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of Accumulated Other Comprehensive Income. This statement is effective for us as of March 31, 2007. We are a participating employer in certain retirement, postretirement health care and life insurance plans that are sponsored by an affiliate, Toyota Motor Sales. We are currently evaluating the impact of SFAS 158 on Shareholder’s Equity.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Finance Receivables, Net

Finance receivables, net consisted of the following (dollars in millions):

	December 31,	March 31,
	2006	2006
Retail receivables	$37,769	$33,919
Direct finance leases	878	1,270
Dealer financing	8,048	7,329
	46,695	42,518
Deferred origination costs	675	627
Unearned income	(751)	(627)
Allowance for credit losses	(470)	(496)
Finance receivables, net	$46,149	$42,022

Note 3 - Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following (dollars in millions):

	December 31,	March 31,
	2006	2006
Vehicles	$19,497	$15,690
Equipment and other	823	751
	20,320	16,441
Deferred origination fees	(46)	(39)
Deferred income	(421)	(311)
Accumulated depreciation	(3,924)	(3,188)
Allowance for credit losses	(56)	(34)
Investments in operating leases, net	$15,873	$12,869

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases for the three and nine months ended December 31, 2006 and 2005 (dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Allowance for credit losses at beginning of period	$525	$536	$530	$503
Provision for credit losses	111	59	268	193
Charge-offs, net of recoveries[1]	(110)	(64)	(272)	(165)
Allowance for credit losses at end of period	$526	$531	$526	$531

1 Net of recoveries of $19 million and $60 million for the three and nine months ended December 31, 2006, respectively, and
$22 million and $61 million for the three and nine months ended December 31, 2005, respectively.

	December 31, 2006	December 31, 2005
Aggregate balances 60 or more days past due[1]
Finance receivables	$338	$304z
Operating leases	499	37
Total	$387$	$341

1 Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.

Note 5 - Interest Expense and Derivatives and Hedging Activities

The following table summarizes our components of interest expense for the three and nine months ended December 31, 2006 and 2005 (dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Interest expense on debt	$670	$471	$1,852	$1,286
Amortization of basis adjustments on debt	(17)	(24)	(54)	(93)
Net interest realized on hedge accounting derivatives	78	13	173	(21)
Amortization of debt issue costs	15	10	41	32
Ineffectiveness related to hedge accounting derivatives	(2)	5	8	3
Interest expense excluding non-hedge accounting results	744	475	2,020	1,207
Net result from non-hedge accounting	(80)	(37)	(96)	(117)
Total interest expense	$664	$438	$1,924	$1,090

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Interest Expense and Derivatives and Hedging Activities (Continued)

The following table summarizes our components of the net result from non-hedge accounting, which is included in our interest expense for the three and nine months ended December 31, 2006 and 2005 (dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Currency basis swaps unrealized (gain)/loss	($50)	$24	($123)	$126
Foreign currency transaction loss/(gain)	49	(23)	122	(127)
Net interest realized on non-hedge accounting derivatives	(93)	(80)	(267)	(187)
Unrealized loss on non-hedge accounting derivatives:
Interest rate swaps	12	40	172	65
Interest rate caps	2	2	-	5
Other	-	-	-	1
Net result from non-hedge accounting	($80)	($37)	($96)	($117)

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in our Consolidated Balance Sheet (dollars in millions):

	December 31, 2006	March 31, 2006
Derivative assets	$1,790	$1,152
Less: Collateral held[1]	548	251
Derivative assets, net of collateral	$1,242	$901

Derivative liabilities	$105	$230

1 Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in Note 8 - Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2006.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following (dollars in millions):

	December 31, 2006	March 31, 2006
Other assets:
Derivative assets	$1,242	$901
Used vehicles held for sale	138	160
Deferred charges	136	108
Income taxes receivable	208	-
Other assets	215	210
Total other assets	$1,939	$1,379

Other liabilities:
Unearned insurance premiums and contract revenues	$1,094	$953
Accounts payable and accrued expenses	1,036	846
Derivative liabilities	105	230
Deferred income	241	186
Other liabilities	36	115
Total other liabilities	$2,512	$2,330

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Debt

Debt and the related weighted average contractual interest rates are summarized as follows (dollars in millions):

			Weighted Average Contractual Interest Rates
	December 31, 2006	March 31, 2006	December 31, 2006	March 31, 2006
Commercial paper[1]	$15,202	$12,162	5.3%	4.7%
Notes and loans payable[1]	39,875	36,089	4.4%	4.1%
Carrying value adjustment[2]	1,270	457
Debt	$56,347	$48,708	4.6%	4.2%

1 Includes unamortized premium/discount.
2 Represents the effects of foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships.

Included in debt are unsecured notes denominated in various foreign currencies valued at $15.5 billion and $12.5 billion at December 31 and March 31, 2006, respectively. Concurrent with the issuance of these unsecured notes, we entered into cross currency interest rate swap agreements or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Our notes and loans payable and carrying value adjustment at December 31, 2006 include $8.3 billion in variable rate debt with indexed contractual interest rates ranging from 0 percent to 7.7 percent and $32.8 billion in fixed rate debt with contractual interest rates ranging from 0 percent to 15.3 percent.

Included in debt is commercial paper with an average remaining maturity of 44 days at December 31, 2006. Notes and loans payable mature on various dates through fiscal 2037.

Note 8 - Comprehensive Income

The following table summarizes our total comprehensive income for the three and nine months ended December 31, 2006 and 2005 (dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income	$123	$135	$334	$443
Net change in unrealized gain on available for sale marketable securities (net of tax)	18	(8)	19	(1)
Total comprehensive income	$141	$127	$353	$442

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Liquidity Facilities and Letters of Credit

The following table summarizes TMCC’s and its subsidiary, Toyota Credit de Puerto Rico Corp.’s (“TCPR”) credit facilities (dollars in millions):

	TMCC		TCPR		Total
	December 31, 2006	March 31, 2006	December 31, 2006	March 31, 2006	December 31, 2006	March 31, 2006
364-day syndicated bank credit facilities committed	$2,733	$2,733	$167	$167	$2,900	$2,900
5-year syndicated bank credit facility committed	5,467	5,467	333	333	5,800	5,800
Letters of credit facilities uncommitted	55	55	-	-	55	55
Total credit facilities	$8,255	$8,255	$500	$500	$8,755	$8,755

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities were used at December 31 and March 31, 2006. No amounts were drawn on the committed facilities at December 31 and March 31, 2006.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below. The maximum amounts under these commitments and guarantees are summarized in the table below (dollars in millions):

	December 31, 2006	March 31, 2006
Commitments:
Credit facilities with vehicle and industrial equipment dealers[1]	$4,143	$3,708
Credit facilities with affiliates	221	221
Facilities lease commitments[2]	105	113
Total commitments	4,469	4,042
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	148	148
Revolving liquidity notes related to securitizations	17	17
Total commitments and guarantees	$4,634	$4,207

1 Excludes $7.3 billion and $6.6 billion of wholesale financing lines not considered to be contractual commitments at December 31 and March 31, 2006, respectively, of which $4.5 billion and $4.3 billion were outstanding at December 31 and March 31, 2006, respectively.
2 Includes $70 million and $75 million in facilities lease commitments with affiliates at December 31 and March 31, 2006, respectively.

As of December 31, 2006 there have been no material changes to our commitments as described in our Annual Report on Form 10-K for the year ended March 31, 2006, except as described below.

Commitments

Of the total credit facilities available to vehicle and industrial equipment dealers, $2.8 billion and $2.4 billion were outstanding at December 31 and March 31, 2006, respectively. The amount outstanding under the revolving line of credit with Toyota de Puerto Rico Corp., a subsidiary of Toyota Motor Sales, U.S.A. Inc., at December 31 and March 31, 2006 was $18 million and $47 million, respectively. The amount drawn by Toyota Financial Services Americas Corporation (“TFSA”) under the reciprocal credit agreement at December 31, 2006 was $100 million, which was accounted for as a distribution of assets at December 31, 2006. Additionally, at December 31, 2006, an additional $19 million was advanced to TFSA. The advance was also accounted for as a distribution of assets as of December 31, 2006. At March 31, 2006, no amounts were drawn by TFSA under the reciprocal credit agreement or otherwise advanced to TFSA.

Guarantees and Other Contingencies

TMCC has guaranteed certain bond obligations relating to two affiliates totaling $148 million of principal and interest that were issued by Putnam County, West Virginia and Gibson County, Indiana. The bonds mature in the following fiscal years: 2028 - $20 million; 2029 - $50 million; 2030 - $38 million; 2031 - $30 million; and 2032 - $10 million. TMCC would be required to perform under the guarantees in the event of failure by the affiliates to fulfill their obligations; bankruptcy involving the affiliates or TMCC; or failure to observe any covenant, condition, or agreement under the guarantees

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies (Continued)

by the affiliates, bond issuers, or TMCC. These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid. TMCC receives an annual fee of $102,000 for guaranteeing such payments. TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31 and March 31, 2006. The fair value of these guarantees as of December 31 and March 31, 2006 was approximately $1 million. As of December 31 and March 31, 2006, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.

In certain securitization structures, a revolving liquidity note (“RLN”) is used in lieu of a deposit to a cash reserve fund. The securitization trust may draw upon the associated RLN to cover any shortfall in interest and principal payments to investors. We fund such draws, and the terms of a RLN obligate the securitization trust to repay amounts drawn plus accrued interest. Repayments of principal and interest due under a RLN are subordinate to principal and interest payments on the asset-backed securities and, in some circumstances, to deposits into the related reserve fund. If collections are insufficient to repay amounts outstanding under a RLN, we will recognize a loss for the outstanding amounts. We must fund the entire amount available under a RLN into the related reserve fund if our short term unsecured debt ratings are downgraded below P-1 or A-1 by Moody’s or S&P, respectively. No amounts were outstanding under any RLN as of December 31 and March 31, 2006. The RLN had no material fair value as of December 31 and March 31, 2006. As of December 31 and March 31, 2006, no liability amounts have been recorded for any RLN as management has determined that it is not probable that we would be required to fund any amounts under a RLN.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements. Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments. In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations. Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions. We have not made any material payments in the past as a result of these provisions, and as of December 31, 2006, we determined that it is not probable that we will be required to make any material payments in the future. As of December 31 and March 31, 2006, no amounts have been recorded under these indemnifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies (Continued)

Receivable Repurchase Obligations

TMCC makes certain representations and warranties to the special purposes entities (“SPEs”), and the SPEs make corresponding representations and warranties to securitization trusts, relating to receivables sold in securitization transactions by us. TMCC and the SPEs may be required to repurchase any receivable in the event of a breach of a representation and warranty that would materially and adversely affect the interest of the SPEs, or any securitization trust, as applicable. In addition, TMCC, as the servicer of the receivables, may be required to repurchase any receivable in the event of a breach of a covenant by the servicer that would materially and adversely affect the interest of any securitization trust, or if extensions or modifications to a receivable are made. TMCC, as the servicer, does not elect to make advances to cover any resulting reductions in interest payments. The repurchase price is generally the outstanding principal balance of the receivable plus any accrued interest thereon. These provisions are customary in the securitization industry. No receivables were repurchased under these provisions during the nine months ended December 31, 2006 and 2005. As of December 31, 2006, we determined that it is not probable that TMCC will be required to make any material payments in the future. As of December 31 and March 31, 2006, no amounts have been recorded under these obligations.

Advancing Requirements

As a servicer of receivables sold through securitizations, TMCC is required to advance delinquent amounts contractually owed by an obligor to the applicable securitization trust to the extent it believes the advance will be recovered from future collections of the related receivable. Each securitization trust is required to reimburse TMCC for any outstanding advances from collections on all receivables before making other required payments. These provisions are customary in the automotive finance securitization industry. Advances outstanding at December 31 and March 31, 2006 totaled $1 million.

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

Fair Lending Class Actions

An alleged class action in the U.S. District Court - Central District of California, Baltimore v. Toyota Motor Credit Corporation filed in November 2000 claimed that our pricing practices discriminate against African-Americans and Hispanics. Two additional cases in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies (Continued)

Corporation) filed in the Superior Court of California Alameda County in April 2003 and in the Superior Court of the State of California in August 2003, respectively, contained similar allegations claiming discrimination against minorities. The cases were brought by various individuals. Injunctive relief was sought in all three cases and the cases also included a claim for actual damages in an unspecified amount. The parties reached an agreement to settle these cases. The settlement was approved by the Federal District Court for the Central District of California on November 6, 2006. Under the settlement, TMCC agreed to stop purchasing contracts with markups greater than amounts approved under the settlement and to include disclosures on TMCC’s contracts that explain that the finance charge may be negotiable and that the dealer may keep part of the finance charge. TMCC also agreed to: (i) offer 850,000 pre-approved offers of credit (that cannot be marked up) to African-American and Hispanic consumers; (ii) contribute $750,000 to non-profit entities for consumer education purposes with a focus on minorities; (iii) pay $95,000 in damages; (iv) pay up to $10,600,000 in attorneys’ fees and costs; and (v) on submission of a valid claim, provide eligible class members with either a certificate of credit applicable to their next financing with TMCC in amounts ranging from $50 to $400 or a check in amounts ranging from $25 to $225, depending upon the amount of their payment over the applicable buy rate or, in certain circumstances, the time their contracts were assigned to TMCC. As of December 31, 2006, TMCC was fully reserved for this settlement.

There are also non-class action cases making similar claims in other jurisdictions. We believe that TMCC has strong defenses to these claims.

Note 11 - Income Tax Provision

Our effective tax rate was 38 percent and 33 percent during the third quarter and first nine months of fiscal 2007, respectively, compared to 39 percent for the same periods in fiscal 2006. The decrease in income taxes during the first nine months of fiscal 2007 compared to the same period in fiscal 2006 was due to a one time favorable adjustment related to a change in Texas franchise tax law (Texas margin tax (H.B. No. 3)) recorded in the first quarter of fiscal 2007 and to a federal income tax benefit related to the Hybrid vehicle credit. The hybrid tax credit is based on lease volume and amount of credit, both of which vary from quarter to quarter. We continued to record federal income tax benefits related to the federal Hybrid vehicle credit during the third quarter of fiscal 2007.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions

As of December 31, 2006, there have been no material changes to our related party agreements or relationships as described in our Annual Report on Form 10-K for the year ended March 31, 2006, except as described below. The table below summarizes the amounts included in our Consolidated Balance Sheet under various related party agreements or relationships (dollars in millions):

	December 31, 2006	March 31, 2006
Assets:
Subvention receivable from affiliates	$69	$72
Receivables with affiliates[1]	68	60
Notes receivable under home loan program	6	7
Intercompany receivables	14	8
Deferred subvention income from affiliates
Finance receivables	(436)	(284)
Operating leases	(419)	(308)

Liabilities:
Intercompany payables	92	146

Shareholder’s Equity:
Advances to TFSA	119	24
Reclassification to re-establish receivable due from TFSA[2]	-	(96)
Dividends paid[3]	-	115

1 Amount primarily represents loans outstanding under the revolving line of credit to Toyota de Puerto Rico Corp. and receivables with Toyota Logistics Services as discussed in Note 16 - Related Party Transactions of our Annual Report on Form 10-K for the year ended March 31, 2006.
2 This line item represents the balance drawn by TFSA under its credit agreement with TMCC. This amount was reclassified to intercompany receivables during fiscal 2006, the period in which TFSA settled its outstanding balance.
3 No dividends were declared or paid in the first nine months of fiscal 2007. During fiscal 2006, our Board of Directors declared and paid a cash dividend of $115 million to TFSA.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Related Party Transactions (Continued)

The table below summarizes the amounts included in our Consolidated Statement of Income under various related party agreements or relationships for the three and nine months ended December 31, 2006 and 2005 (dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenues:
Manufacturers’ subvention support and other revenues	$136	$80	$357	$222
Affiliate insurance premiums and commissions revenues	17	18	51	55

Expenses:
Shared services charges and other amounts	12	16	45	52
Employee benefits expense	16	15	48	46
Credit support fees incurred	8	7	24	21

Note 13 - Segment Information

Financial results for our operating segments in our Consolidated Balance Sheet are summarized below (dollars in millions):

	December 31, 2006	March 31, 2006
Assets:
Finance operations[1]	$63,775	$55,913
Insurance operations[1]	2,025	1,591
Other[2]	1,062	757
Total assets	$66,862	$58,261

1 The amounts presented are before the elimination of balances and transactions with other reporting segments.
2 Other amounts include financing provided to industrial equipment dealers and intersegment eliminations and reclassifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Segment Information (Continued)

Financial results for our operating segments in our Consolidated Statement of Income are summarized below for the three and nine months ended December 31, 2006 and 2005 (dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Gross revenues:
Finance operations[1]	$1,703	$1,297	$4,769	$3,668
Insurance operations[1]	114	93	327	260
Other[2]	59	53	172	153
Total gross revenues	$1,876	$1,443	$5,268	$4,081

Net income:
Finance operations[1]	$85	$106	$231	$373
Insurance operations[1]	31	23	82	54
Other[2]	7	6	21	16
Net income	$123	$135	$334	$443

1 The amounts presented are before the elimination of balances and transactions with other reporting segments.
2 Other amounts include financing provided to industrial equipment dealers and intersegment eliminations and reclassifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING SUMMARY
We generate revenue, income, and cash flows by providing retail financing, leasing, dealer financing, and certain other financial products and services to vehicle and industrial equipment dealers and their customers. We measure our performance in the following ways:

•	New financing volume
•	Market share related to Toyota and Lexus vehicle sales
•	Return on assets
•	Financial leverage
•	Financing margins
•	Operating efficiency

We also generate revenue through marketing, underwriting, and administering claims related to covering certain risks of vehicle dealers and their customers. We measure our insurance operations on the basis of:

•	Number of agreements issued
•	Number of agreements in force
•	Investment portfolio return
•	Loss ratio

Our consolidated net income was $123 million and $334 million for the third quarter and first nine months of fiscal 2007, respectively, compared to $135 million and $443 million for the same periods in fiscal 2006.

Our results were primarily affected by an increase in interest expense due to higher market interest rates and our higher outstanding debt portfolio. This was partially offset by the increase in our financing revenues. Revenues were favorably impacted by increased finance receivables and higher portfolio yields on our finance receivables.

Our financing operations reported net income of $100 million and $271 million for the third quarter and first nine months of fiscal 2007 compared to $115 million and $400 million for the same periods in fiscal 2006. The decrease in net income resulted from continued margin pressure due to the interest rate environment, and to a lesser extent, higher provisions for credit losses as a result of our growth in earning assets and our broader range of credit quality within the retail portfolio. The decrease in net income was partially offset by the increase in our financing revenues due to higher finance receivables and contractual interest rates.

Our insurance operations reported net income of $23 million and $63 million during the third quarter and first nine months of fiscal 2007, respectively, compared to $20 million and $43 million of net income during the same periods in fiscal 2006. Our results were primarily affected by an increase in contract revenues and earned premiums, and investment income, partially offset by the increase in insurance losses and loss adjustment expenses. Insurance losses and loss adjustment expenses increased primarily due to the increase in the number of agreements in force.

FINANCING OPERATIONS

Results of Operations

Fiscal 2007 compared to Fiscal 2006

	Percentage change fiscal 2007 versus fiscal 2006
	Three Months Ended December 31	Nine Months Ended December 31
Financing Revenues:
Operating lease	35%	34%
Direct finance lease	(15%)	(21%)
Retail financing	28%	26%
Dealer financing	33%	39%
Total financing revenues	31%	30%

Depreciation on operating leases	33%	32%
Interest expense	52%	77%
Net financing revenues	3%	(15%)

Net financing revenues increased 3 percent during the third quarter of fiscal 2007 compared to the same period in fiscal 2006. Our net financing revenues were affected by increased finance receivables and higher portfolio yields on our finance receivables. This was partially offset by the increase in interest expense due to higher market interest rates and our higher outstanding debt portfolio. Net financing revenues decreased 15 percent during the first nine months of fiscal 2007 compared to the same period in fiscal 2006, primarily due to the increase in higher market interest rates and our higher outstanding debt portfolio, partially offset by the increase in finance receivables. Please refer to the “Interest Expense” section within this MD&A for further discussion regarding interest expense. Our financing revenues were influenced as follows:

•
Our operating lease revenues and direct finance lease revenues on a combined basis were up 33 percent and 31 percent for the third quarter and first nine months of fiscal 2007, respectively, compared to the same periods in fiscal 2006. This increase was primarily driven by our higher investments in operating leases, partially offset by the decrease in direct finance leases as a greater number of our new vehicle leases are classified as operating leases.

•
Our retail financing revenues increased 28 percent and 26 percent during the third quarter and first nine months of fiscal 2007, respectively, compared to the same periods in fiscal 2006. This was due to an increase in retail finance receivables with a corresponding increase in our portfolio yield.

•
Dealer financing revenues increased 33 percent and 39 percent during the third quarter and first nine months of fiscal 2007, respectively, compared to the same periods in fiscal 2006 primarily due to an increase in the yield on dealer financing and a higher average outstanding balance on dealer financing earning assets. The yield on dealer financing receivables increased as the majority of the dealer financing portfolio bears interest at variable rates which re-price with changes in market rates.

Our total finance receivables portfolio yield was 7.1 percent and 6.8 percent for the third quarter and first nine months of fiscal 2007, respectively, compared to 6.2 percent and 6.0 percent during the same periods in fiscal 2006.

Depreciation expense on operating leases increased 33 percent and 32 percent during the third quarter and first nine months of fiscal 2007, respectively, compared to the same periods in fiscal 2006. This increase is consistent with the increase in the average number of operating lease units outstanding for both the third quarter and first nine months of fiscal 2007. Please refer to the “Residual Value Risk” section within this Management’s Discussion and Analysis (“MD&A”) for further discussion.

Net Earning Assets and Vehicle Financing Volume

The composition of our net earning assets is summarized below (dollars in millions):

	December 31, 2006	March 31, 2006	% Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$37,340	$33,621	11%
Direct finance leases, net	795	1,127	(29%)
Dealer financing, net	8,014	7,274	10%
Total finance receivables, net	46,149	42,022	10%
Investments in operating leases, net	15,873	12,869	23%
Net earning assets	$62,022	$54,891	13%

Dealer Financing (Number of dealers receiving vehicle wholesale financing)
Toyota and Lexus dealers[1]	771	728	6%
Vehicle dealers outside of the Toyota/Lexus dealer network	396	374	6%
Total number of dealers receiving vehicle wholesale financing	1,167	1,102	6%

Dealer inventory financed (units)	190,000	170,000	12%

1 Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

The composition of our vehicle financing volume and market share is summarized below for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended			Nine Months Ended
	December 31,		% Change	December 31,		% Change
	2006	2005		2006	2005
Vehicle financing volume (units)[1]:
Retail	246,000	200,000	23%	786,000	696,000	13%
Lease	47,000	47,000	-	198,000	170,000	16%
Total	293,000	247,000	19%	984,000	866,000	14%

TMS subvened vehicle financing volume (units included in the above table)[1]:
Retail	62,000	44,000	41%	181,000	232,000	(22%)
Lease	21,000	28,000	(25%)	102,000	109,000	(6%)
Total	83,000	72,000	15%	283,000	341,000	(17%)

Market share[1]:
Retail	35.4%	30.3%		34.5%	33.6%
Lease	9.7%	10.8%		12.3%	12.0%
Total	45.1%	41.1%		46.8%	45.6%

1 Excludes financing related to sales of a private Toyota distributor and rental car fleet sales to dealers.

Our higher overall retail and lease financing volume during the third quarter and first nine months of fiscal 2007 compared to the same periods in fiscal 2006 resulted in increases in earning assets. Our financing volume, acquired primarily from Toyota and Lexus vehicle dealers, was up 19 percent and 14 percent during the third quarter and first nine months of fiscal 2007, respectively, compared to the same periods in fiscal 2006. Much of this growth in volume resulted from increased sales levels of Toyota and Lexus vehicles in the United States. Toyota Motor Sales, U.S.A., Inc. (“TMS”) sold 482,000 units and 1.6 million units during the third quarter and first nine months of fiscal 2007, respectively, compared to 436,000 units and 1.4 million units during the same periods in fiscal 2006. Our overall market share of retail and lease financing on new Toyota and Lexus vehicles increased for the third quarter and first nine months of fiscal 2007 compared to the same periods in fiscal 2006.

Retail Finance Receivables and Financing Volume

Retail finance receivables and vehicle retail financing volume increased due to higher Toyota and Lexus vehicle sales combined with our emphasis on developing dealer relationships and purchasing a broader range of credit quality. Retail market share of TMS sales increased for the third quarter of fiscal 2007 compared to the same period in fiscal 2006 primarily due to the increase in the availability of TMS retail subvention. Retail market share of TMS sales increased for the first nine months of fiscal 2007 compared to the same period in fiscal 2006 primarily due to increased TMS sales, partially offset by the decrease in availability of TMS subvention.

Lease Earning Assets and Financing Volume

Total lease earning assets are comprised of investments in operating leases and direct finance leases. Vehicle lease financing volume typically moves in line with Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment. Leasing generally becomes more attractive to customers in a rising interest rate environment because the difference between monthly payments under a lease contract and a retail installment contract typically widens as interest rates rise. Vehicle lease financing volume increased for the first nine months of fiscal 2007 compared to the same period in fiscal 2006 primarily due to higher Toyota and Lexus vehicle sales. Vehicle lease financing volume during the third quarter of fiscal 2007 remained consistent with the same period in fiscal 2006 despite higher Toyota and Lexus vehicle sales due to a decrease in the availability of TMS lease subvention during the third quarter of fiscal 2007. Lease market share decreased for the third quarter of fiscal 2007 compared to the same period in fiscal 2006 due to the decrease in the availability of TMS lease subvention. Direct finance lease earning assets decreased as a greater number of our new vehicle leases are classified as operating leases.

Dealer Financing Earning Assets

Dealer financing increased primarily due to the continued growth in the number of vehicle dealers receiving wholesale financing and our emphasis on developing dealer relationships.

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

Depreciation on Operating Leases

Fiscal 2007 compared to Fiscal 2006

	Percentage change fiscal 2007 versus fiscal 2006
	Three Months Ended December 31	Nine Months Ended December 31
Depreciation on operating leases	33%	32%
Average operating lease units outstanding	33%	33%

Depreciation expense on operating leases increased during the third quarter and first nine months of fiscal 2007 compared to the same periods in fiscal 2006, due to an increase in the average number of operating lease vehicles outstanding. Depreciation expense is also affected by changes in the used vehicle market, which impact vehicle lease return rates and loss severity. During the current quarter, the used vehicle market was stable and did not materially contribute to the increase in depreciation expense.

Credit Risk

Allowance for Credit Losses and Credit Loss Experience

The following tables provide information related to our allowance for credit losses and credit loss experience for the three and nine months ended December 31, 2006 and 2005 (dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Allowance for credit losses at beginning of period	$525	$536	$530	$503
Provision for credit losses	111	59	268	193
Charge-offs, net of recoveries[1]	(110)	(64)	(272)	(165)
Allowance for credit losses at end of period	$526	$531	$526	$531

1 Net of recoveries of $19 million and $60 million for the three and nine months ended December 31, 2006, respectively, and
$22 million and $61 million for the three and nine months ended December 31, 2005, respectively.

	December 31, 2006	March 31, 2006	December 31, 2005
Aggregate balances 60 or more days past due as a percentage of gross earning assets
Finance receivables	0.73%	0.47%	0.73%
Operating leases	0.31%	0.29%	0.31%
Total	0.62%	0.43%	0.63%

Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.73%[1]	0.64%	0.52%[1]
Operating leases	0.25%[1]	0.17%	0.13%[1]
Total	0.61%[1]	0.54%	0.44%[1]

1 Net charge-off ratios have been annualized using nine-month results.

In evaluating the adequacy of the allowance for credit losses, management considers factors such as: historical loss experience, current economic conditions, used vehicle market, purchase quality mix, contract term length, operational factors, and credit quality of the portfolio at quarter end. Management reviews periodically the differences between expected and actual incurred credit losses. The methodology for calculating a portion of allowance for credit losses relating to dealer products was refined to better utilize external credit data and to introduce a framework to quantify portfolio level risk factors (such as concentration risk) not addressed by external credit data.

Our allowance for credit losses decreased for the three and nine months ended December 31, 2006 as compared to the same periods in fiscal 2006. The decrease was primarily due to our continued improvements in our service operations and credit loss management methods, the Hurricane Katrina adjustment recorded in the second quarter of fiscal 2006, and the refinement of our methodology for calculating the portion of allowance for credit losses relating to dealer products, significantly offset by the growth in our earning assets and the broader range of credit quality within the retail portfolio.

We experienced an increase in 60-day delinquencies and net charge-offs as a percentage of average gross earning assets from March 31 to December 31, 2006. The increase in net charge-offs as a percentage of average gross earning assets was primarily due to the higher credit risk associated with increased retail contract volume since fiscal 2005, which reflected longer term contracts and a broader range of credit quality. The increase in 60-day delinquencies was primarily due to seasonal fluctuations and the higher credit risk within the retail portfolio as described above.

INSURANCE OPERATIONS

The following table summarizes the results of our Insurance Operations for the three and nine months ended December 31, 2006 and 2005 (dollars in millions):

	Three Months Ended December 31,		% Change	Nine Months Ended December 31,		% Change
	2006	2005		2006	2005

Contract revenues and earned premiums	$57	$48	19%	$164	$140	17%
Commissions and fees	27	24	13%	82	73	12%
Insurance premiums earned and contract revenues	$84	$72	17%	$246	$213	15%

Insurance losses and loss adjustment expenses	$31	$26	19%	$94	$85	11%

Agreements issued (units)	332,000	282,000	18%	1,063,000	946,000	12%
Agreements in force (units)	4,306,000	3,829,000	12%	4,306,000	3,829,000	12%

Our insurance operations reported $23 million and $63 million of net income during the third quarter and first nine months of fiscal 2007, respectively, compared to $20 million and $43 million of net income during the same periods in fiscal 2006. Contract revenues and earned premiums increased due to an increase in the number of agreements issued and agreements in force, which was primarily due to the increase in vehicle sales. The increase in commissions and fees is in line with the increase in the number of agreements issued.

Insurance losses and loss adjustment expenses were $31 million and $94 million during the third quarter and first nine months of fiscal 2007, respectively, compared to $26 million and $85 million during the same periods in fiscal 2006. The increase in insurance losses and loss adjustment expenses primarily relate to the increased claims reported on the vehicle service agreements, guaranteed auto protection, and wholesale inventory insurance products due to the increased number of agreements in force, and to a lesser extent, a slight increase in our average loss per claim. The slight increase in our average loss per claim was primarily driven by increases in auto repair costs.

Our insurance operations reported $23 million and $61 million of investment income on marketable securities during the third quarter and first nine months of fiscal 2007, respectively, compared to $17 million and $34 million during the same periods in fiscal 2006. This increase was due to higher investment balances and investment yields during fiscal 2007, which resulted in an increase in interest income on fixed income securities, and higher net realized gains on marketable securities.

INVESTMENT AND OTHER INCOME

Our consolidated investment and other income is primarily comprised of investment income on marketable securities from our insurance operations, interest income on cash held in excess of our immediate funding needs, and investment income from securitizations. We reported $51 million and $129 million of investment and other income during the third quarter and first nine months of fiscal 2007, respectively, compared to $40 million and $101 million during the same periods in fiscal 2006. Of these amounts, $23 million and $61 million of investment income on marketable securities were reported by our insurance operations for the third quarter and first nine months of fiscal 2007, respectively. Please refer to the “Insurance Operations” section within this MD&A for further discussion regarding investment income on marketable securities. Interest income on cash held in excess of our immediate funding needs was $25 million and $58 million for the third quarter and first nine months of fiscal 2007, respectively, compared to $16 million and $41 million for the same periods in fiscal 2006. This increase was primarily due to higher yields earned during fiscal 2007. The remaining investment and other income, primarily relating to investment income from securitizations, decreased due to a reduction in the average outstanding balance of securitization pools as a result of the amortization of the related receivables and fewer outstanding transactions. The outstanding balance of securitized finance receivables we service decreased to $237 million at December 31, 2006 from $533 million at March 31, 2006.

TAXES

Our effective tax rate was 38 percent and 33 percent during the third quarter and first nine months of fiscal 2007, respectively, compared to 39 percent for the same periods in fiscal 2006. The decrease in income taxes during the first nine months of fiscal 2007 compared to the same period in fiscal 2006 was due to a one time favorable adjustment related to a change in Texas franchise tax law (Texas margin tax (H.B. No. 3)) recorded in the first quarter of fiscal 2007 and to a federal income tax benefit related to the Hybrid vehicle credit. The hybrid tax credit is based on lease volume and amount of credit, both of which vary from quarter to quarter. We continued to record federal income tax benefits related to the federal Hybrid vehicle credit during the third quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the outstanding components of our funding sources (dollars in millions):

	Deecember 31, , 2006	March 31, 2006
Commercial paper	$15,202	$12,162
Unsecured term debt[1]	41,145	36,546
Total debt	56,347	48,708
Off-balance sheet securitization	226	508
Total funding	$56,573	$49,216

1 Includes carrying value adjustments of $1.3 billion and $457 million at December 31 and March 31, 2006, respectively, as described in Note 7- Debt of the Notes to Consolidated Financial Statements.

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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources. We maintained excess funds ranging from $1.1 billion to $3.2 billion during the three months ended December 31, 2006, with an average balance of $1.9 billion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States. Commercial paper outstanding under our commercial paper programs ranged from approximately $13.5 billion to $15.4 billion during the three months ended December 31, 2006, with an average outstanding balance of $14.4 billion. Our commercial paper programs are supported by the liquidity facilities discussed later in this section. As a commercial paper issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements.

Unsecured Term Debt

The following table summarizes our components of unsecured term debt at par value (dollars in millions):

	U.S. medium term notes (“MTNs”) and domestic bonds	Euro MTNs (“EMTNs”)	Eurobonds	Total unsecured term debt[4]
Balance at March 31, 2006[1]	$16,683	$16,069	$3,344	$36,096
Issuances during the nine months ended December 31, 2006	6,487[2]	4,700[3]	488[3]	11,675
Payments during the nine months ended December 31, 2006	(5,907)	(1,770)	-	(7,677)
Balance at December 31, 2006[1]	$17,263	$18,999	$3,832	$40,094

Issuances during the one month ended January 31, 2007	$1,585	$798	$ -	$2,383

1 Amounts represent par values and as such exclude unamortized premium/discount, foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships. Par values of non-
U.S. currency denominated notes are determined using foreign exchange rates applicable as of the issuance dates.
2 MTNs had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 0 percent to 8.5 percent.
3 EMTNs were issued in U.S. and non-U.S. currencies, had terms to maturity ranging from approximately 1 year to
15 years, and had interest rates at the time of issuance ranging from 1.1 percent to 15.3 percent. Eurobonds were issued in Swiss Francs, had terms to maturity of approximately 10 years, and had interest rates at the time of issuance of 2.9 percent. Concurrent with the issuance of non-U.S. currency denominated notes, we entered into cross currency interest rate swap agreements to convert payments of principal and interest on these notes to U.S. dollars.
4 Consists of fixed and floating rate debt. Upon the issuance of fixed rate debt, we generally elect to enter into pay-float interest rate swaps. See “Results of Operations - Derivative Instruments” of our Annual Report on Form 10-K for
the year ended March 31, 2006 for a detailed description of our use of derivatives.

We maintain a shelf registration with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets to both retail and institutional investors. We qualify as a well-known seasoned issuer under SEC rules, and as a result, we may issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2009. Our EMTN program provides for the issuance of debt securities in the international capital markets. In September 2006, the EMTN program was renewed for a one year period, and the maximum aggregate principal amount authorized to be outstanding at any time was increased from $20 billion to $30 billion, or the equivalent in other currencies, of which $11 billion was available for issuance at January 31, 2007. Our EMTN program may be expanded from time to time to allow for the continued use of this source of funding. In addition, we may issue bonds in the international capital markets that are not issued under our U.S. or EMTN programs. Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture, and EMTNs are issued pursuant to the terms of an agency agreement, both of which contain customary terms and conditions, including negative pledge and cross-default provisions.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks. The following table summarizes our credit facilities (dollars in millions):

	TMCC		TCPR		Total
	December 31, 2006	March 31, 2006	December 31, 2006	March 31, 2006	December 31, 2006	March 31, 2006
364-day syndicated bank credit facilities committed	$2,733	$2,733	$167	$167	$2,900	$2,900
5-year syndicated bank credit facility committed	5,467	5,467	333	333	5,800	5,800
Letters of credit facilities uncommitted	55	55	-	-	55	55
Total credit facilities	$8,255	$8,255	$500	$500	$8,755	$8,755

Of the total credit facilities, $2 million of the uncommitted letters of credit facilities were used at December 31 and March 31, 2006. No amounts were drawn on the committed facilities at December 31 and March 31, 2006.

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

Securitization

Our securitization program represents an additional source of liquidity. As of December 31, 2006, we owned approximately $37.3 billion in potentially securitizable retail finance receivables. On July 27, 2006, our shelf registration statement was declared effective by the SEC. The registration statement complies with Regulation AB, the SEC’s rule governing the offering of asset backed securities, and can be used to issue asset backed securities secured by our retail finance contracts. During the three and nine months ended December 31, 2006, we did not execute any securitization transactions. A detailed description of our securitization program is included in our Annual Report on Form 10-K for the year ended March 31, 2006 under “Off-Balance Sheet Arrangements”.

Credit Ratings

As of January 31, 2007, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:
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

One of our goals is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities. We use non-hedge accounting derivatives, specifically pay-fixed interest rate swaps and interest rate caps, to manage this exposure. The use of these non-hedge accounting derivatives to mitigate interest rate risk has historically resulted in significant volatility in the net result from non-hedge accounting. The combination of the changes in fair values of de-designated derivatives with those of non-hedge accounting derivatives has had the effect of reducing earnings volatility. Our management does not engage in de-designation with a view as to the favorable or unfavorable impact on the results of operations. De-designation has resulted in lower losses in the net result from non-hedge accounting in certain quarters and in lower gains in the net result from non-hedge accounting in other quarters. These decreases represent reductions in volatility in the net result from non-hedge accounting. We estimate that the impact of de-designation on the results of operations was a reduction in the volatility in net result from non-hedge accounting of approximately $8 million for the quarter ended December 31, 2006, and approximately $10 million for the quarter ended December 31, 2005. Our management evaluates the reduction of volatility on a quarterly basis only.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	December 31, 2006	March 31, 2006
Derivative assets	$1,790	$1,152
Less: Collateral held[1]	548	251
Derivative assets, net of collateral	$1,242	$901

Derivative liabilities	$105	$230

1 Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in “Item 3., Quantitative and Qualitative Disclosures About Market Risk”.

The following table summarizes the composition of our derivatives portfolio (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
December 31, 2006
Pay-float swaps[1]	$18,500	$15,018	$33,518	$1,546	($120)
Pay-fixed swaps	-	38,850	38,850	251	-
Interest rate caps	-	945	945	8	-
Counterparty netting	-	-	-	(15)	15
Total	$18,500	$54,813	$73,313	$1,790	($105)

March 31, 2006
Pay-float swaps[1]	$14,486	$14,264	$28,750	$967	($611)
Pay-fixed swaps	-	41,575	41,575	561	-
Interest rate caps	-	550	550	5	-
Counterparty netting	-	-	-	(381)	381
Total	$14,486	$56,389	$70,875	$1,152	($230)

December 31, 2005
Pay-float swaps[1]	$12,441	$14,516	$26,957	$1,173	($394)
Pay-fixed swaps	-	38,376	38,376	458	(4)
Interest rate caps	-	550	550	8	-
Counterparty netting	-	-	-	(281)	281
Total	$12,441	$53,442	$65,883	$1,358	($117)

1Includes cross-currency interest rate swaps and currency basis swaps.

INTEREST EXPENSE

The following table summarizes our components of interest expense for the three and nine months ended December 31, 2006 and 2005 (dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Interest expense on debt	$670	$471	$1,852	$1,286
Amortization of basis adjustments on debt	(17)	(24)	(54)	(93)
Net interest realized on hedge accounting derivatives	78	13	173	(21)
Amortization of debt issue costs	15	10	41	32
Ineffectiveness related to hedge accounting derivatives	(2)	5	8	3
Interest expense excluding non-hedge accounting results	744	475	2,020	1,207
Net result from non-hedge accounting	(80)	(37)	(96)	(117)
Total interest expense	$664	$438	$1,924	$1,090

Three Months Ended December 31, 2006 vs. December 31, 2005

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper. The change during the third quarter of fiscal 2007 when compared to the same period in fiscal 2006 was primarily due to increases in interest rates and higher outstanding debt balances.

The amortization of basis adjustments on debt is primarily comprised of amortization related to the fair value adjustments on debt for terminated fair value hedging relationships. As discussed in the “Derivative Instruments” section of this MD&A, the de-designation of the hedge accounting derivatives resulted in the termination of fair value hedging relationships. As a consequence of these terminations, the fair value adjustments to the hedged items continue to be reported as part of the basis of the debt and are amortized to interest expense over the life of the debt. The decrease in amortization during the third quarter of fiscal 2007 when compared to the same period in fiscal 2006 was due to maturities of debt associated with previously terminated fair value hedging relationships.

Net interest realized on hedge accounting derivatives represents net interest on pay-float swaps for which hedge accounting has been elected. The change during the third quarter of fiscal 2007 when compared to the same period in fiscal 2006 was due to the rise in short-term interest rates, primarily three-month LIBOR and higher outstanding debt balances.

Nine Months Ended December 31, 2006 vs. December 31, 2005

The change in interest expense on debt during the first nine months of fiscal 2007 when compared to the same period in fiscal 2006 was primarily due to increases in interest rates and higher outstanding debt balances.

The decrease in amortization of basis adjustments during the first nine months of fiscal 2007 when compared to the same period in fiscal 2006 was due to maturities of debt associated with previously terminated fair value hedging relationships.

The change in net interest realized on hedge accounting derivatives during the first nine months of fiscal 2007 when compared to the same period in fiscal 2006 was due to the rise in short-term interest rates, primarily three-month LIBOR and higher outstanding debt balances.

The following table summarizes our components of the net result from non-hedge accounting, which is included in interest expense for the three and nine months ended December 31, 2006 and 2005 (dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Currency basis swaps unrealized (gain)/loss	($50)	$24	($123)	$126
Foreign currency transaction loss/(gain)	49	(23)	122	(127)
Net interest realized on non-hedge accounting derivatives	(93)	(80)	(267)	(187)
Unrealized loss on non-hedge accounting derivatives:
Interest rate swaps	12	40	172	65
Interest rate caps	2	2	-	5
Other	-	-	-	1
Net result from non-hedge accounting	($80)	($37)	($96)	($117)

Three Months Ended December 31, 2006 vs. December 31, 2005

Currency basis swaps are used in combination with interest rate swaps to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments. We have elected hedge accounting for the interest rate swaps and debt, but have elected not to apply hedge accounting for the currency basis swaps. The gain in the fair value of the currency basis swaps in the third quarter of fiscal 2007 was due to the weakening of the U.S. dollar relative to certain other currencies. The loss in the same three month period in fiscal 2006 was due to the slight strengthening of the U.S. dollar relative to certain other currencies.

The foreign currency transaction gain or loss relates to foreign currency denominated debt where hedge accounting has been applied only for interest rate risk. The loss recognized in the third quarter of fiscal 2007 when compared to the same period in fiscal 2006 was primarily due to the weakening of the U.S. dollar against certain other currencies. Foreign currency transaction gain or loss offset the unrealized gain or loss on the currency basis swaps discussed above.

Net interest realized on non-hedge accounting derivatives represents interest received on pay-fixed swaps offset by interest paid on non-hedge accounting pay-float swaps. The change for the third quarter of fiscal 2007 when compared to the same period in fiscal 2006 was primarily due to the impact of the rise in three-month LIBOR, resulting in higher interest payments received on pay-fixed swaps, and higher outstanding pay-fixed notional balances.

The unrealized loss on non-hedge accounting derivatives for the third quarter of fiscal 2007 was due to the increase in outstanding notional balances of these derivatives and the passage of time on pay-fixed swaps with less than one year to maturity. This unrealized loss was partially offset by the impact of the rise in the two- and three- year swap rates on pay-fixed swaps. The unrealized loss in the third quarter of fiscal 2006 was due to the passage of time on pay-fixed swaps with less than one year to maturity and the impact of the rise in the two- and three-year swap rates on pay-float swaps. This unrealized loss was partially offset by unrealized gains on pay-fixed swaps which were positively impacted by the same interest rate increases. Refer to the “Derivative Instruments” section of this MD&A for further discussion.

Nine Months Ended December 31, 2006 vs. December 31, 2005

The gain in the fair value of the currency basis swaps during the first nine months of fiscal 2007 was primarily due to the weakening of the U.S. dollar relative to certain other currencies during the first nine months of fiscal 2007. The loss in the fair value of the currency basis swaps for the first nine months of fiscal 2006 was primarily due to the strengthening of the U.S. dollar relative to certain other currencies during the first nine months of fiscal 2006.

The foreign currency transaction loss recognized during the first nine months of fiscal 2007 was primarily due to the weakening of the U.S. dollar against certain other currencies. The foreign currency transaction gain recognized during the same period in fiscal 2006 was primarily due to the strengthening of the U.S. dollar against certain other currencies.

The change in net interest realized on non-hedge accounting derivatives during the first nine months of fiscal 2007 when compared to the same period in fiscal 2006 was primarily due to the impact of the overall rise in three-month LIBOR during the first nine months of fiscal 2007, resulting in higher interest payments received on pay-fixed swaps, and higher outstanding notional balances.

The unrealized loss on non-hedge accounting derivatives during the first nine months of fiscal 2007 was primarily due to the passage of time on pay-fixed swaps with less than one year to maturity as well as the impact of the decline in the two- and three- year swap rates on pay-fixed swaps with more than one year to maturity. This unrealized loss was partially offset by the impact of the decline in these interest rates on pay-float swaps with more than one year to maturity. The unrealized loss on non-hedge accounting derivatives during the first nine months of fiscal 2006 was primarily due to the passage of time on pay-fixed swaps with less than one year to maturity and the impact of the rise in the two- and three-year swap rates on pay-float swaps. This unrealized loss was partially offset by the impact of the rise in the two- and three-year swap rates on pay-fixed swaps with more than one year to maturity.

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

Lending Commitments

A detailed description of our lending commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2006 under “Off-Balance Sheet Arrangements”. While the majority of these credit facilities and financing arrangements are secured, approximately 3 percent of our lending commitments at December 31, 2006 were unsecured. In addition to these lending commitments, we have also extended $7.3 billion and $6.6 billion of wholesale financing lines not considered to be contractual commitments at December 31 and March 31, 2006, respectively, of which $4.5 billion and $4.3 billion were outstanding at December 31 and March 31, 2006, respectively.

Indemnification

Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a detailed description of agreements containing indemnification provisions. We have not made any material payments in the past as a result of these provisions, and as of December 31, 2006, we determined that it is not probable that we will be required to make any material payments in the future. As of December 31 and March 31, 2006, no amounts have been recorded under these indemnifications.

Receivable Repurchase Obligations

Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a detailed description of our receivable repurchase obligations. No receivables were repurchased under these provisions during the nine months ended December 31, 2006 and 2005. As of December 31, 2006, we determined that it is not probable that TMCC will make any material payments in the future. As of December 31 and March 31, 2006, no amounts have been recorded under these obligations.

Advancing Requirements

Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a detailed description of our advancing requirements. Advances outstanding at December 31 and March 31, 2006 totaled $1 million.

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

The VaR of our portfolio as of and for the nine months ended December 31 and the year ended March 31, 2006 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows (dollars in millions) :

	December 31, 2006	Average for the Nine Months Ended December 31, 2006
Mean portfolio value	$10,927	$10,193
VaR	$170	$140
Percentage of the mean portfolio value	1.56%	1.37%
Confidence level	95.0%	95.0%

	March 31, 2006	Average for the Year Ended March 31, 2006
Mean portfolio value	$9,603	$9,555
VaR	$102	$117
Percentage of the mean portfolio value	1.06%	1.22%
Confidence level	95.0%	95.0%

Our calculated VaR exposure represents an estimate of reasonably possible net losses that would be recognized on our portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results. Since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, as well as changes in the composition of our portfolio of financial instruments during the year, our calculated VaR exposure does not represent the maximum possible loss nor any expected loss. The VaR at December 31, 2006 compared to March 31, 2006 increased primarily as a result of overall growth in our asset portfolio.

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

A summary of the unrealized gains and losses on equity investments included in other comprehensive income assuming a 10 percent and 20 percent adverse change in market prices is presented below (dollars in millions):

	December 31, 2006	March 31, 2006
Cost	$469	$363
Fair market value	587	461
Unrealized gain, net of tax	73	61
With estimated 10 percent adverse change, net of tax	37	32
With estimated 20 percent adverse change, net of tax	1	4

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

We are also exposed to foreign exchange risk related to equity and bond investments included in the investment portfolio of our insurance operations. These investments consist primarily of international equity funds and, to a lesser extent, bond funds which are incorporated into the overall investment portfolio to provide broader diversification of the investment assets. Substantially all of the market risk exposure to changes in currency exchange rates relates to the investments in international equity funds. These international equity fund investments, and any related foreign exchange risk, are included in our market price risk analysis described above.

COUNTERPARTY CREDIT RISK

We enter into reciprocal collateral arrangements with certain counterparties to mitigate our exposure to the credit risk associated with the respective counterparty. A valuation of our position with the respective counterparty is performed at least monthly. If the market value of our net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to us. Conversely, if the market value of the counterparty's net derivatives position with us exceeds a specified threshold, we are required to transfer cash collateral in excess of the threshold to the counterparty. Our International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet. At December 31 and March 31, 2006, we held a net $548 million and $251 million, respectively, in collateral from counterparties, which is included in cash and cash equivalents in our Consolidated Balance Sheet. We are not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at December 31, 2006, reduced by the effects of master netting agreements and collateral. At December 31, 2006, substantially all of our derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by NRSROs. We have not experienced a counterparty default and do not currently anticipate non-performance by any of its counterparties, and as such have no reserves related to non-performance as of December 31, 2006. In addition, many of our ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of our net counterparty credit exposure by credit rating as of December 31, 2006 and March 31, 2006 (net of collateral held) is presented below (dollars in millions):

	December 31, 2006	March 31, 2006
Credit Rating
AAA	$195	$156
AA	983	655
A	64	90
Total net counterparty credit exposure	$1,242	$901

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fair Lending Class Actions

An alleged class action in the U.S. District Court - Central District of California, Baltimore v. Toyota Motor Credit Corporation filed in November 2000 claimed that our pricing practices discriminate against African-Americans and Hispanics. Two additional cases in the state courts in California, (Herra v. Toyota Motor Credit Corporation and Gonzales v. Toyota Motor Credit
Corporation) filed in the Superior Court of California Alameda County in April 2003 and in the Superior Court of the State of California in August 2003, respectively, contained similar allegations claiming discrimination against minorities. The cases were brought by various individuals. Injunctive relief was sought in all three cases and the cases also included a claim for actual damages in an unspecified amount. The parties reached an agreement to settle these cases. The settlement was approved by the Federal District Court for the Central District of California on November 6, 2006. Under the settlement, TMCC agreed to stop purchasing contracts with markups greater than amounts approved under the settlement and to include disclosures on TMCC’s contracts that explain that the finance charge may be negotiable and that the dealer may keep part of the finance charge. TMCC also agreed to: (i) offer 850,000 pre-approved offers of credit (that cannot be marked up) to African-American and Hispanic consumers; (ii) contribute $750,000 to non-profit entities for consumer education purposes with a focus on minorities; (iii) pay $95,000 in damages; (iv) pay up to $10,600,000 in attorneys’ fees and costs; and (v) on submission of a valid claim, provide eligible class members with either a certificate of credit applicable to their next financing with TMCC in amounts ranging from $50 to $400 or a check in amounts ranging from $25 to $225, depending upon the amount of their payment over the applicable buy rate or, in certain circumstances, the time their contracts were assigned to TMCC. As of December 31, 2006, TMCC was fully reserved for this settlement.

There are also non-class action cases making similar claims in other jurisdictions. We believe that TMCC has strong defenses to these claims.

ITEM 1A. RISK FACTORS

The following risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2006 have not materially changed for the December 2006 quarter: sales of Toyota and Lexus vehicles, credit support, residual value risk, credit risk, liquidity risk, market risk, operational risk, regulatory risk, counterparty credit risk, factors affecting earnings, competition, risk of catastrophes, concentration of customer risk, insurance reserves, and reinsurance credit risk. Please refer to our Annual Report on Form 10-K for the year ended March 31, 2006 for a complete discussion of these risk factors.

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

See Exhibit Index on page 47.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 6, 2007	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2007	By /S/ JOHN F. STILLO

John F. Stillo
Group Vice President and
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
____________
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

10.1	Five-Year Credit Agreement, dated as of March 29, 2006, among Toyota Motor Credit Corporation, Toyota Credit de Puerto Rico Corp., Citicorp USA, Inc., as Administrative Agent, each lender from time to time party thereto, Citicorp Global Markets Inc and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Syndication Agent, and The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas and JPMorgan Chase Bank, N.A., as Documentation Agents	(9)

10.2	364 Day Credit Agreement, dated as of March 29, 2006, among Toyota Motor Credit Corporation, Toyota Credit de Puerto Rico Corp., Citicorp USA, Inc., as Administrative Agent, each lender from time to time party thereto, Citicorp Global Markets Inc and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Syndication Agent, and The Bank of Tokyo-Mitsubishi, Ltd., BNP Paribas and JPMorgan Chase Bank, N.A., as Documentation Agents	(10)
___________________
(7)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(8)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File Number 1-9961.
(9)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated April 4, 2006, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated April 4, 2006, Commission File No. 1-9961.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

10.3	Credit Support Agreement dated July 14, 2000 between TFSC and TMC	(11)

10.4	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC	(12)

10.5	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS	(13)

10.6	Shared Services Agreement dated October 1, 2000 between TMCC and TMS	(14)

10.7(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC	(15)

10.7(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC	(16)

10.8	Form of Indemnification Agreement between TMCC and its directors and officers	(17)

_____________
(11)	Incorporated herein by reference to Exhibit 10.9 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(12)	Incorporated herein by reference to Exhibit 10.10 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.11 filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.12 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.13(a), respectively, filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Report on Form 10-K for the year ended March 31, 2005, Commission File No. 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1, Commission File No. 33-22440.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith