Form 10-K
period 2007-03-31
TOYOTA MOTOR CREDIT CORP
filed 2007-06-12
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007
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

Yes   ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes               No ☒

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

Yes __    No  ☒

As of April 30, 2007, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Documents incorporated by reference:    None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-K
For the fiscal year ended March 31, 2007

PART I

ITEM 1.   BUSINESS

GENERAL

Toyota Motor Credit Corporation was incorporated in California in 1982 and commenced operations in 1983.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.  We are wholly-owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation.  TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation.  TFSC manages TMC’s worldwide financial services operations.  TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services.

We provide a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers in the United States (excluding Hawaii) (the “U.S.”) and Puerto Rico.  We also provide finance products to commercial and industrial equipment dealers (“industrial equipment dealers”) and their customers.  Our products fall primarily into the following finance and insurance product categories:

▪	Finance - We provide a broad range of finance products including retail financing, leasing, and dealer financing to vehicle and industrial equipment dealers and their customers.

▪
Insurance - Through a wholly-owned subsidiary, we provide marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers.  We also provide coverage and related administrative services to certain affiliates.

We support growth in earning assets through funding obtained in the capital markets as well as funds provided by operating activities.  Refer to the “Liquidity and Capital Resources” section of Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for a detailed discussion of our funding activities.  A more detailed description of the products and services offered by us is contained within this Business section.  Refer to Note 17 – Segment Information of the Notes to Consolidated Financial Statements for financial information including assets, revenues, and net income generated by these segments.

We primarily acquire and service finance, lease, and insurance contracts from vehicle dealers through 30 dealer sales and services offices (“DSSOs”) located throughout the U.S. and three regional customer service centers (“CSCs”) and from industrial equipment dealers through a corporate department located at our headquarters in Torrance, California.  The DSSOs primarily support vehicle dealer financing needs by providing services such as acquiring finance and lease contracts from vehicle dealers, financing inventories, and financing other dealer activities and requirements such as business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  The DSSOs also provide support for our insurance products sold in the U.S.  The CSCs support customer account servicing functions such as collections, lease terminations, and administration of retail and lease customer accounts.  The Central region CSC also supports insurance operations by providing customer service and handling claims processing.  Refer to Item 2., “Properties” for information on the geographical location of the DSSOs and CSCs.

Public Filings

Our filings with the Securities and Exchange Commission (“SEC”) may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our filings may also be found by accessing the SEC website (http://www.sec.gov).  The SEC website contains reports, registration statements, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  A link to the SEC website is also contained on our website (http://www.toyotafinancial.com) under “About TFS” under “Investor Relations”.  We will make available, without charge, electronic or paper copies of our filings upon written request to:

Toyota Motor Credit Corporation
19001 South Western Avenue
Torrance, CA 90509
Attention: Corporate Communications

TMC files periodic reports and other information with the SEC, which can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. TMC’s filings may also be found at http://www.toyota.com under “About Toyota” under “Shareholder Information”.

Seasonality

Revenues generated by receivables we own are generally not subject to seasonal variations.  Although financing volume is subject to a certain degree of seasonality, this seasonality does not have a significant impact on revenues as collections, generally in the form of fixed payments, occur over the course of several years.  The automotive finance industry is subject to seasonal variations in credit losses, which are typically higher in the first and fourth calendar quarters of the year.

Geographic Distribution of Operations

As of March 31, 2007, approximately 23 percent of managed vehicle retail and lease assets were located in California, 9 percent in Texas, 7 percent in New York, and 6 percent in New Jersey.  Any material adverse changes to California’s, Texas’, New York’s, or New Jersey’s economies or applicable laws could have an adverse effect on our financial condition and results of operations.

FINANCE OPERATIONS

We provide retail financing, leasing, wholesale financing, and certain other financial products and services to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchised dealers and their customers in the U.S. and the Commonwealth of Puerto Rico. We also offer financing for various industrial and commercial products such as forklifts, light and medium-duty trucks, and electric vehicles.  Gross revenues related to transactions with industrial equipment dealers contributed 3 percent, 4 percent, and 4 percent to total gross revenues in fiscal 2007, 2006, and 2005, respectively.

The table below summarizes our financing revenues, net of depreciation by primary product.

	Years Ended March 31,
	2007	2006	2005
Percentage of financing revenues, net of depreciation:
Operating Leases (net of depreciation)	24%	22%	22%
Retail financing[1]	62%	65%	67%
Dealer financing	14%	13%	11%
Financing revenues, net of depreciation	100%	100%	100%

1 Includes direct finance lease revenues.

Retail and Lease Financing

Underwriting

We acquire new and used vehicle and industrial equipment finance and lease contracts primarily from Toyota and Lexus vehicle dealers and industrial equipment dealers.  Dealers transmit customer applications electronically to our online system for contract acquisition. Applications that meet certain income, credit, and other requirements are approved by the system, and other applications are further analyzed by credit analysts.  We use a proprietary credit scoring system for decisioning credit applications. If approved, we acquire the retail finance contracts and a security interest in the vehicle or industrial equipment that is financed under the contract and we acquire the lease contracts and concurrently assume ownership of the leased vehicles or industrial equipment.  We view our lease arrangements, including our operating leases, as financing transactions as we do not seek to re-lease the vehicles or equipment upon default or at lease termination.

We utilize a tiered pricing program for retail and lease contracts.  The program matches customer risk with contract rates charged to allow for a range of risk levels.  Generally, each approved application is assigned a credit tier.  We review and adjust rates regularly based on competitive and economic factors. Rates vary based on credit tier, term, and collateral (if applicable), including whether a new or used vehicle is being financed.  Special rates may apply as a result of promotional efforts through subvention programs.

We regularly review and analyze our retail and lease portfolio to evaluate the effectiveness of our underwriting guidelines and purchasing criteria.

Servicing

We also service our retail and lease contracts.  Each of our CSCs service the vehicle retail and lease contracts using the same servicing system and procedures, except that centralized tracking units monitor bankruptcy administration, post-charge-off, and recovery.  Our industrial equipment retail and lease contracts are serviced at a centralized facility.  The collection department manages the liquidation of each retail and lease contract.  We consider a customer to be past due if less than 90% of a regularly scheduled payment is received by the due date.

We use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods.  Upon commencement of the contracts, we perfect our security interests through state Department of Motor Vehicles (or equivalent) Certificate of Title filings in the retail vehicles financed and through Uniform Commercial Code (“UCC”) filings in the industrial equipment financed and have the right to repossess the assets if customers fail to meet contractual obligations and the right to enforce collection actions against the obligors under the contracts.

We generally determine whether to commence repossession efforts before an account is 60 days past due.  Repossessed vehicles are held in inventory to comply with statutory requirements and then sold at private auctions, unless public auctions are required by applicable law.  Any unpaid amounts remaining after sale or after full charge off are pursued by us to the extent practical and legally permitted.   Collections of deficiencies are administered at a centralized facility.  Our policy is to charge off a retail or lease contract as soon as disposition of the vehicle has been effected and sales proceeds have been received, but may in some circumstances charge-off a retail or lease contract prior to repossession.  When repossession and disposition of the collateral has not been effected, our policy is to charge off as soon as we determine that the vehicle cannot be recovered, but not later than when the contract is 150 days contractually delinquent. Bankrupt accounts may be charged off after 150 days.  We sell the vehicles or industrial equipment through vehicle or industrial equipment dealers or physical auctions.  Repossessed vehicles are sold through a variety of distribution channels, similar to the sale of vehicles returned at lease end. Refer to the “Residual Value Risk” section of the MD&A for further discussion of our remarketing activities.

We may, in accordance with our customary servicing procedures, waive any prepayment charge, late payment charge, or any other fees that may be collected in the ordinary course of servicing the retail and lease account.

Substantially all of our retail and operating lease receivables are non-recourse to the vehicle and industrial equipment dealers, which relieves the vehicle and industrial equipment dealers from financial responsibility in the event of repossession.

We may experience a higher risk of loss if customers fail to maintain required insurance coverage.  The terms of our retail financing programs require customers to maintain physical damage insurance covering loss or damage to the financed vehicle or industrial equipment in an amount not less than the full value of the vehicle or equipment.  TMCC currently does not monitor ongoing insurance compliance as part of its customary servicing procedures for retail accounts.

Our vehicle lease contracts require lessees to maintain minimum liability insurance and physical damage insurance covering loss or damage to the leased vehicle in an amount not less than the full value of the vehicle.  TMCC monitors ongoing insurance compliance only in certain vicarious liability states for lease contracts.  Refer to the “Regulatory Environment” section of this Business section for further discussion of this issue.

We are also responsible for the residual value of the leased asset if the lessee, vehicle dealer, or industrial equipment dealer does not purchase the asset at lease maturity.  At the end of the lease term, lease customers have the option to purchase the leased asset at the contractual residual value or return the leased asset to the vehicle or industrial equipment dealer.  If the leased asset is returned to the vehicle or industrial equipment dealer, the vehicle or industrial equipment dealer has the option of purchasing the leased asset or returning it to us.  In an effort to minimize losses incurred at lease maturity, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on used vehicles and industrial equipment sold at lease termination.  We use various channels to sell vehicles returned at lease maturity.  Refer to the “Residual Value Risk” section of the MD&A for further discussion of our remarketing activities.  Industrial equipment returned by the lessee or industrial equipment dealer is sold through authorized Toyota industrial equipment dealers or wholesalers using a bidding process.

Toyota Lease Trust, a Delaware business trust (the “Titling Trust”), acts as lessor and holds title to leased vehicles in specified states.  This arrangement was established to facilitate a previously utilized lease securitization program.  Lease contracts acquired by the Titling Trust from Toyota and Lexus vehicle dealers are serviced by TMCC in the same manner as lease contracts owned directly by us.  We hold an undivided trust interest in lease contracts owned by the Titling Trust, and these lease contracts are included in our lease assets unless and until such time as the interests in the contracts are transferred in a securitization transaction.  We do not presently have an active lease securitization program.

Dealer Financing

Dealer financing is comprised of wholesale financing and other financing options designed to meet dealer business needs.

Wholesale Financing

We provide wholesale financing, also referred to as floorplan financing, to vehicle and equipment dealers for inventories of new and used Toyota, Lexus, and other vehicles and industrial equipment.  We acquire a security interest in vehicles financed at wholesale, which we perfect through UCC filings, and these financings may be backed by corporate or individual guarantees from, or on behalf of, participating vehicle and industrial equipment dealers, dealer groups, or dealer principals.  In the event of vehicle or industrial equipment dealer default under a wholesale loan arrangement, we have the right to liquidate assets in which we have a perfected security interest and seek legal remedies pursuant to the wholesale loan agreement and any applicable guarantees.

TMCC and Toyota Motor Sales, U.S.A., Inc. (“TMS”), our affiliate, have entered into an Amended and Restated Repurchase Agreement.  This agreement states that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC also entered into similar agreements with Toyota Material Handling, U.S.A., Inc. (“TMHU”), Hino Motor Sales, U.S.A., Inc. (“HINO”), and other domestic and import manufacturers.  TMHU is the primary distributor of Toyota lift trucks in the U.S., and HINO is the exclusive U.S. distributor of commercial trucks manufactured by Hino Motors Ltd. of Japan.

Other Dealer Financing

We extend term loans and revolving lines of credit to vehicle and industrial equipment dealers for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and usually are guaranteed by the personal or corporate guarantees of the dealer principals or dealerships.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities according to the risks assumed in entering into the credit facility and competitive factors.

INSURANCE OPERATIONS

TMCC markets its insurance products through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly-owned subsidiary. TMIS and its wholly-owned insurance company subsidiaries’ principal activities include marketing, underwriting, and claims administration related to covering certain risks of Toyota, Lexus, and other domestic and import franchise dealers and their customers.  TMIS’ primary business consists of issuing vehicle service and maintenance contracts and guaranteed auto protection (“GAP”) agreements sold to customers by or through Toyota and Lexus vehicle dealers, and certain other domestic or import vehicle dealers in the U.S.  TMIS obtains a significant portion of vehicle service contract business by providing supplemental coverage to the basic factory warranty coverage on certified Toyota and Lexus pre-owned vehicles. TMIS also provides coverage and related administrative services to certain of our affiliates.

Changes in the volume of vehicle sales, changes in vehicle dealers’ utilization of programs offered by TMIS, or changes in the level of coverage purchased by TMS could materially impact the level of TMIS operations.  Gross revenues from insurance operations comprised 7 percent, 6 percent, and 7 percent of total gross revenues for fiscal 2007, 2006, and 2005, respectively.

Products and Services

Vehicle Service Agreements (“VSA”), Certified Pre-owned, and GAP

Vehicle service agreements offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  VSA coverage is available on Toyota and Lexus vehicles and other domestic and import vehicles.  Certified pre-owned contracts offer coverage on Toyota and Lexus vehicles only.  GAP insurance, or debt cancellation agreements, provides coverage for a lease or retail contract deficiency balance in the event of a total loss of the covered vehicle.

Wholesale Inventory

TMIS, through its wholly-owned subsidiary, provides insurance to TMCC covering Toyota, Lexus, and certain other domestic and import vehicle dealers’ inventory financed by TMCC. TMIS has obtained reinsurance on the inventory insurance policy covering the excess of certain dollar maximums per occurrence and in the aggregate. Through reinsurance, TMIS limits its exposure to losses by obtaining the right to reimbursement from the assuming company for the reinsured portion of losses.

Other Products

TMIS administers various other products and programs including prepaid maintenance programs covering Toyota, Lexus and certain other domestic and import vehicles. TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions. On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.

RELATIONSHIPS WITH AFFILIATES

Our business is substantially dependent upon the sale of Toyota and Lexus vehicles and our ability to offer competitive financing in the U.S.  TMS is the primary distributor of Toyota and Lexus vehicles in the U.S.  Automobiles and light trucks sold by TMS during fiscal 2007, 2006, and 2005 totaled 2.6 million units, 2.3 million units, and 2.1 million units, respectively.  During fiscal 2007, 2006, and 2005, Toyota and Lexus vehicles accounted for approximately 16 percent, 13 percent, and 13 percent, respectively, of all retail automobile and light duty truck unit sales volume in the U.S.

Certain lease and retail financing programs we have offered on vehicles and industrial equipment are subvened by our affiliates. TMS sponsors subvention programs on certain new and used Toyota and Lexus vehicles that result in reduced monthly payments to qualified retail and lease customers.  Reduced monthly payments on certain Toyota industrial equipment to qualified lease and retail financing customers are subvened by various affiliates.

Subvention amounts received in connection with these programs typically approximate the amounts required by TMCC to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on our and our affiliates’ marketing strategies, economic conditions, and level of vehicle sales.  Subvention amounts received vary based on the mix of Toyota and Lexus vehicles and timing of programs and are earned over expected retail receivable and lease contract terms.

TMCC and TMS are parties to a Shared Services Agreement which cover certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided by each entity to the other.  TMCC and TMS are also parties to an Amended and Restated Repurchase Agreement, which provides that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC is also a party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  TMCC and Toyota Financial Savings Bank, a Nevada thrift company owned by TFSA (“TFSB”), are parties to a Master Services Agreement under which TMCC and TFSB provide certain services to the other.  These agreements are further discussed in Note 16 – Related Party Transactions of the Notes to Consolidated Financial Statements.

Employees of TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and TMCC’s insurance subsidiaries are generally eligible to participate in the TMS pension plan, the Toyota Savings Plan sponsored by TMS, and various health and life and other post-retirement benefits sponsored by TMS, as discussed further in Note 13 – Pension and Other Benefit Plans of the Notes to Consolidated Financial Statements.

Credit support agreements exist between us and TFSC and TFSC and TMC.  These agreements are further discussed in the “Liquidity and Capital Resources” section of the MD&A and Note 16 – Related Party Transactions of the Notes to Consolidated Financial Statements.

TMIS provides administrative services to TMS which are discussed in Note 16 – Related Party Transactions of the Notes to Consolidated Financial Statements. In addition, TMIS provides various levels and types of insurance coverage to TMS, including the warranty coverage for TMS’ certified pre-owned vehicle program. TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions. On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.

COMPETITION

We operate in a highly competitive environment and compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, and finance companies.  In particular, we face intensified competition from credit unions that offer competitive interest rates for retail financing.  To a lesser extent, we compete with other automobile manufacturers’ affiliated finance companies that actively seek to purchase retail consumer contracts through Toyota and Lexus dealers for retail financing and leasing. We compete with national and regional commercial banks and other automobile manufacturers’ affiliated finance companies for dealer financing.  No single competitor is dominant in the industry.  We compete primarily through service quality, our relationship with TMS, and financing rates.  We seek to provide exceptional customer service and competitive financing programs to our vehicle and industrial equipment dealers and to their customers. Our relationship with TMS is an advantage in providing Toyota and Lexus financing for purchases or leases of Toyota and Lexus vehicles.

Competition for the principal products and services provided through our insurance operations is primarily from national and regional independent service contract providers.  We compete primarily through service quality, our relationship with TMS, and pricing.  We seek to offer our vehicle dealers competitively priced products and excellent customer service.  Our relationship with TMS provides an advantage in selling our products and services.

REGULATORY ENVIRONMENT

Our finance and insurance operations are regulated under both federal and state law.  We are governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth-in Lending Act, the Fair Credit Reporting Act, and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act.  A majority of states (as well as the Commonwealth of Puerto Rico) have enacted legislation establishing licensing requirements to conduct retail and other finance and insurance activities.  Most states also impose limits on the maximum rate of finance charges.  In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on our operations in these states if we were unable to pass on increased interest costs to our customers.  State laws also impose requirements and restrictions on us with respect to, among other matters, required credit application and finance and lease disclosures, late and other fees and charges, the right to repossess a vehicle for failure to pay or other defaults under the finance or lease contract, other rights and remedies we may exercise in the event of a default under the finance or lease contract, privacy matters, and other consumer protection matters.  In addition, state laws differ as to whether anyone suffering injury to person or property involving a leased vehicle may bring an action against the owner of the vehicle merely by virtue of that ownership.  To the extent that applicable state law permits such an action, we may be subject to liability to such an injured party.  However, the laws of most states either do not permit such suits or limit the lessor’s liability to the amount of any liability insurance that the lessee was required under applicable law to maintain (or, in some states, the lessor was permitted to maintain), but failed to maintain.  Our lease contracts in the U.S. contain provisions requiring the lessees to maintain levels of insurance satisfying applicable state law, and we maintain certain levels of contingent liability insurance for protection from catastrophic claims.  TMCC monitors ongoing lease insurance compliance only in certain vicarious liability states.  Due to recently-enacted federal law, states are no longer permitted to impose unlimited vicarious liability on lessors of leased vehicles. TMCC continues to monitor the impact of the repeal of unlimited vicarious liability. At this time, TMCC has not modified its insurance compliance monitoring programs as a result of this law.  We encounter higher risk of loss if the customers fail to maintain the required insurance coverage.

Our insurance operations are subject to state insurance regulations and licensing requirements.  State laws vary with respect to which products are regulated and what types of corporate licenses are required to offer certain products and services.  Insurance company subsidiaries must be appropriately licensed in certain states in which they conduct business and must maintain minimum capital requirements as determined by their state of domicile. Failure to comply with these state requirements could have an adverse effect on insurance operations in a particular state. We actively monitor applicable laws and regulations in each state in order to maintain compliance.

We continually review our operations for compliance with applicable laws.  Future administrative rulings, judicial decisions, and legislation may require modification of our business practices and documentation.

As a registrant with the SEC under the Securities Exchange Act of 1934, as amended, we are subject to various federal securities laws and regulations including, but not limited to, the Sarbanes-Oxley Act of 2002.  We are also subject to similar laws and regulations in the foreign countries in which we obtain debt funding.  We maintain policies and procedures to ensure compliance with applicable laws and regulations.

EMPLOYEE RELATIONS

At April 30, 2007, we had approximately 3,054 full-time employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

ITEM 1A.   RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact to our financial condition and operating results.

Sales of Toyota and Lexus Vehicles

Our business is substantially dependent upon the sale of Toyota and Lexus vehicles and our ability to offer competitive financing in the U.S.  TMS is the primary distributor of Toyota and Lexus vehicles in the U.S.  TMS also sponsors special rate retail financing and lease (“subvention”) programs offered by us in the U.S. on certain new and used Toyota and Lexus vehicles. The level of subvention varies based on TMS’ marketing strategies, economic conditions, and volume of vehicle sales.  Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, changes in the level of TMS sponsored subvention programs, increased competition, or changes in pricing of imported units due to currency fluctuations or other events could impact the level of our finance and insurance operations.  To date, the level of sales of Toyota and Lexus vehicles has not restricted our operations.  Refer to Item 1., “Business – Relationships with Affiliates” and Note 16 – Related Party Transactions of the Notes to Consolidated Financial Statements for further discussion regarding our relationship with TMS.

Credit Support

Our credit ratings depend, in part, on the existence of the credit support arrangements discussed in the “Liquidity and Capital Resources – Credit Support Agreements” section of the MD&A and on the financial condition and operating results of TMC.  Should we for any reason not have the benefit of these arrangements (or replacement arrangements acceptable to the rating agencies), or should the credit ratings of the credit support providers identified in such arrangements be lowered, we would expect that our credit ratings would be lower than our current ratings, leading to higher borrowing costs.  However, we believe that the credit support arrangements will continue to be available.

Residual Value Risk

We are exposed to risk of loss on the disposition of leased vehicles and industrial equipment to the extent that sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception.  Residual value represents an estimate of the end of term market value of a leased asset.  When the market value of a leased asset at contract maturity is less than its contractual residual value, there is a higher probability that the leased asset will be returned to us.  A higher rate of returns exposes us to greater risk of loss at lease termination.  Refer to the “Residual Value Risk” section of the MD&A for further discussion regarding our exposure to this risk.

Credit Risk

Credit risk is the risk of loss arising from the failure of a customer or dealer to meet the terms of any contract with us or otherwise fail to perform as agreed.  Refer to the “Credit Risk” section of the MD&A for further discussion regarding our exposure to this risk.

Liquidity Risk

Liquidity risk is the risk arising from our inability to meet obligations when they come due in a timely manner.  Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in the event of adverse market conditions.  Refer to the “Liquidity and Capital Resources” section of the MD&A for further discussion regarding our exposure to this risk.

Market Risk

Market risk is the risk that changes in market interest rates or prices will negatively impact our income, capital, and market value.  Policies governing market risk exposure are established and periodically reviewed by our senior management as conditions warrant.  We use derivative instruments, along with other tools and strategies, to manage our market risk.  We have established procedures to ensure that our risk management, including our use of derivatives, is in accordance with our policy framework.  Refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our exposure to this risk.

Operational Risk

Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes, systems or internal controls, theft, fraud, or natural disaster.  Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, inappropriate behavior of or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements.  These events can potentially result in financial losses or other damages to us, including damage to our reputation.

We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems.  Additionally, the replacement of our major legacy transaction systems as part of the technology initiative discussed in the “Operating and Administrative Expenses” section of the MD&A could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information and transaction systems.

In order to monitor and manage operational risk, we maintain a framework of internal controls designed to provide a sound and well-controlled operational environment. However, due to the complexity of our business and the challenges inherent in implementing control structures across global organizations, problems could be identified in the future, and management can provide no assurance that these problems will not have a material effect on our operations.

We strive to maintain appropriate levels of operational risk relative to our business strategies, competitive and regulatory environment, and markets in which we operate.  We also maintain appropriate levels of insurance coverage for those operating risks that can be mitigated through the purchase of insurance.  Notwithstanding these control measures and insurance coverages, we remain exposed to operational risk.  However, while our approach to operational risk management is intended to mitigate such losses, our management can provide no assurance that these problems will not have a material effect on our operations.

Regulatory Risk

Regulatory risk is the risk arising from the failure to comply with applicable regulatory requirements and the risk of liability and other costs imposed under various laws and regulations, including changes in legislation and new regulatory requirements.  Refer to the "Regulatory Environment" section of this Business section for further discussion of our exposure to this risk.

Counterparty Credit Risk

Counterparty credit risk is the risk that a counterparty may fail to perform on its contractual obligations in a derivatives contract.  Refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our exposure to this risk.

Factors Affecting Earnings

Our earnings are affected by a variety of factors, including changes in the overall market for retail financing, leasing or dealer financing, changes in the level of sales of Toyota and Lexus vehicles in the U.S., rates of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rates of default by our customers, changes in the U.S. and international funding markets, the used vehicle market, levels of operating and administrative expenses, including, but not limited to, personnel costs and technology costs, general economic conditions in the U.S., and other factors.  Refer to “Competition” and “Regulatory Environment” in Item 1., “Business” for discussion regarding our exposure to risk of loss resulting from the competitive and regulatory environments.  Refer to the MD&A for discussion of our exposure to credit risk and residual value risk.  Refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our exposure to market risk.

Competition

We operate in a highly competitive environment.  Increases in competitive pressures could have an adverse impact on our contract volume, market share, revenues, and margins.  Refer to Item 1., “Business – Competition” for further discussion of the competitive factors affecting our business.

Risk of Catastrophes

Our business is exposed to the risk of catastrophes, including natural events, such as hurricanes, tornados, earthquakes and fires, and other events, such as explosions, terrorist attacks, and riots. The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable. These events may affect consumer spending in the vicinity of the disasters in the U.S. and may otherwise adversely affect our business, earnings, or financial condition.

Concentration of Customer Risk

We are exposed to customer concentration risk in certain states.  Factors adversely affecting the economies and applicable laws in these states could have an adverse effect on our consolidated financial position or results of operations.  Refer to “Geographic Distribution of Operations” in Item 1., “Business” for further discussion regarding our exposure to this risk.

Insurance Reserves

Our insurance subsidiary is subject to the risk of loss if our reserves for unearned premium and service revenues on unexpired policies and agreements in force are not sufficient.  The risk associated with using historical loss experience as a basis for establishing earnings factors used to recognize revenue over the term of the contract or policy is that the timing of revenue recognition will materially vary from the actual loss development.  Our insurance subsidiary is also subject to the risk of loss if our reserves for reported losses, losses incurred but not reported, and loss adjustment expenses are not sufficient.  The risk associated with the projection of future loss payments is the assumption that historical loss development patterns will reasonably predict loss development patterns on existing agreements in force. Our management mitigates the risks associated with the use of such estimates by using credentialed actuaries to evaluate the adequacy of our reserves, by periodically reviewing the methods used for making such estimates, and by having experienced claims personnel actively manage the claim settlement process.  Because the reserve establishment process is an estimate, actual losses may vary from amounts established in earlier periods.  Refer to Note 2 – Summary of Accounting Policies of the Notes to Consolidated Financial Statements for further description of the reserve setting process.

Reinsurance Credit Risk

Reinsurance credit risk is the risk that a reinsurer providing reinsurance coverage to our insurance subsidiary will be unable to meet its obligations under the agreement.  We mitigate this risk by holding letters of credit on behalf of certain reinsurers which are available to us as collateral for reinsurance balances.  In addition, we monitor the financial condition of our reinsurers and do not believe that we are exposed to any material credit risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments to report.

ITEM 2.   PROPERTIES

Our finance and insurance headquarters operations are located in Torrance, California.

Field operations for both finance and insurance are located in three regional customer service centers (“CSC”), three regional management offices, and 30 dealer sales and service offices (“DSSO”) in cities throughout the U.S.  Two of the DSSOs share premises with the regional customer services centers.  All three of the regional management offices share premises with DSSO offices.  The Central region CSC is located in Cedar Rapids, Iowa, and is leased from TMS.  The Western region CSC is located in Chandler, Arizona.  The Eastern region CSC is located in Owings Mills, Maryland.  We also have offices in the Commonwealth of Puerto Rico.  All premises are occupied under lease.

We believe that our properties are suitable to meet the requirements of our business.

ITEM 3.   LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  Our management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims.  However, based on information currently available, the advice of counsel, and established reserves, our management expects that the ultimate liability resulting therefrom will not have a material adverse effect on our consolidated financial statements.  We caution that the eventual development, outcome and cost of legal proceedings are by their nature uncertain and subject to many factors, including but not limited to, the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability from existing litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

TMCC has omitted this section pursuant to General Instruction I(2) of Form 10-K.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TMCC is a wholly-owned subsidiary of TFSA and, accordingly, all shares of TMCC’s stock are owned by TFSA.  There is no market for TMCC's stock.

Dividends are declared and paid by TMCC as determined by its Board of Directors.  TMCC’s Board of Directors declared and paid cash dividends of $130 million and $115 million to TFSA during fiscal 2007 and fiscal 2006, respectively.  No dividends were declared or paid in fiscal 2005.

ITEM 6.   SELECTED FINANCIAL DATA

	Years Ended March 31,

	2007	2006	2005	2004	2003
	(Dollars in millions)
INCOME STATEMENT DATA
Financing revenues:
Operating lease	$3,624	$2,726	$2,141	$2,049	$1,993
Direct finance lease	108	138	169	291	409
Retail financing	2,431	1,915	1,506	1,284	1,172
Dealer financing	547	402	270	198	181
Total financing revenues	6,710	5,181	4,086	3,822	3,755

Depreciation on operating leases	2,673	2,027	1,579	1,561	1,502
Interest expense	2,666	1,502	670	578	1,249
Net financing revenues	1,371	1,652	1,837	1,683	1,004

Insurance earned premiums and contract revenues	334	288	251	212	186
Investment and other income	252	116	139	196	182
Net financing revenues and other revenues	1,957	2,056	2,227	2,091	1,372

Provision for credit losses	410	305	230	351	604
Expenses:
Operating and administrative	758	712	650	583	537
Insurance losses and loss adjustment expenses	126	115	104	98	87
Total provision for credit losses and expenses	1,294	1,132	984	1,032	1,228
Income before provision for income taxes	663	924	1,243	1,059	144
Provision for income taxes	231	344	481	418	54
Net income	$432	$580	$762	$641	$90

	March 31,
	2007	2006	2005	2004	2003
	(Dollars in millions)
BALANCE SHEET DATA

Finance receivables, net	$47,862	$42,022	$37,608	$32,318	$26,328
Investments in operating leases, net	16,493	12,869	9,341	7,609	7,946
Total assets	69,368	58,261	50,676	44,634	39,001
Debt	58,529	48,708	41,757	36,854	32,156
Capital stock	915	915	915	915	915
Retained earnings[1]	4,098	3,820	3,283	2,604	1,963
Total shareholder's equity	5,065	4,795	4,244	3,563	2,895

1 Our Board of Directors declared and paid cash dividends of $130 million and $115 million to TFSA during fiscal 2007 and fiscal 2006, respectively.  No dividends were declared or paid in any other period presented.

	As of/for the Years Ended March 31,
	2007	2006	2005	2004	2003

KEY FINANCIAL DATA

Ratio of earnings to fixed charges	1.25	1.61	2.84	2.81	1.11
Debt to equity	11.56	10.16	9.84	10.34	11.11
Return on assets	0.68%	1.06%	1.60%	1.53%	0.25%
Allowance for credit losses as a percentage of gross earning assets	0.85%	0.96%	1.06%	1.29%	1.33%
Net charge-offs as a percentage of average gross earning assets	0.64%	0.54%	0.56%	0.74%	1.12%
Over-60 day delinquencies as a percentage of gross earning assets	0.46%	0.43%	0.28%	0.34%	0.57%

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Toyota Motor Credit Corporation (“TMCC”) and its consolidated subsidiaries, collectively referred to herein as “we”, “our”, and “us”, is wholly-owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation.  TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation.  TFSC manages TMC’s worldwide financial services operations.  TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services.

We generate revenue, income, and cash flows by providing retail financing, leasing, wholesale financing, and certain other financial products and services to vehicle and industrial equipment dealers and their customers.  We also generate revenue through marketing, underwriting, and administering claims related to covering certain risks of vehicle dealers and their customers.  We support growth in earning assets through funding obtained in the capital markets as well as funds provided by investing and operating activities.

Our financial results are affected by a variety of economic and industry factors, including but not limited to, new and used vehicle markets, new vehicle incentives, consumer behavior, employment growth, our ability to respond to changes in interest rates with respect to both contract pricing and funding, and the level of competitive pressure.  Changes in these factors can influence the demand for new and used vehicles, the number of contracts that default and the loss per occurrence, the realizability of residual values on our lease earning assets, and our gross margins on financing volume.  Additionally, our funding programs and related costs are influenced by changes in the capital markets and prevailing interest rates, which may affect our ability to obtain cost effective funding to support earning asset growth.

We measure the performance of our finance operations using the following metrics: financing volume, market share related to Toyota and Lexus vehicle sales, return on assets, financial leverage, financing margins, operating efficiency, and loss metrics.  We measure the performance of our insurance operations on the basis of agreement volume, the number of agreements in force, investment portfolio return, and loss ratio.

Our primary competitors are other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, finance companies and, to a lesser extent, other automobile manufacturers’ affiliated finance companies that actively seek to purchase retail consumer contracts through Toyota and Lexus independent dealerships (“dealerships”).  We strive to achieve, among others, the following goals:

Exceptional Customer Service: Our relationship with Toyota and Lexus vehicle dealers and industrial equipment dealers and their customers offer a competitive advantage for us.  We seek to provide exceptional service to dealers and their customers by focusing our dealer sales and services offices (“DSSOs”) network and resources on encouraging the dealerships to continuously improve the quality of service provided by their finance and insurance representatives, and to increase customer loyalty to their dealerships and the Toyota and Lexus brands.  By providing consistent and reliable support, training, and resources to our dealer network, we continue to develop our dealer relationships.  We work closely with Toyota Motor Sales, U.S.A., Inc. (“TMS”), Toyota Material Handling, U.S.A., Inc. (“TMHU”), and Hino Motor Sales, U.S.A., Inc. (“HINO”) to offer special retail, lease, dealer financing, and insurance programs, in addition to marketing programs targeted towards the retention of repeat customers.  We also focus on improving the quality of service provided to existing retail, lease, and insurance customers through our customer service centers (“CSCs”).

Enhanced Risk Based Pricing:  We price and structure our retail and lease contracts to compensate for the credit risk we assume.  The goal of this strategy is to maximize profitability and better match contract rates with a broad range of risk levels.  To achieve this goal, we evaluate our existing portfolio to identify key opportunities to target and expand additional volume.  We deliver timely information to DSSOs and dealerships to assist them in benefiting from market opportunities.  We constantly strive to refine our strategy and methodology for risk based pricing.

Liquidity Strategy: Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in the event of adverse market conditions.  This capacity primarily arises from our high credit rating, our ability to raise funds in the global capital markets, and our ability to generate liquidity from our balance sheet.  This strategy has led us to develop a borrowing base that is diversified by market and geographic distribution and type of security, among other factors, as well as programs to prepare assets for sale and securitization.

Fiscal 2007 Operating Summary

Our consolidated net income was $432 million and $580 million during fiscal 2007 and fiscal 2006, respectively. Our results in fiscal 2007 were primarily affected by an increase in interest expense due to higher market interest rates, our higher outstanding debt portfolio, and the impact of our derivatives portfolio. This was partially offset by the impact of record financing volume of 1.3 million units on our retail and lease contracts and a record number of agreements issued on our insurance products of 1.4 million units which resulted in increased revenues. We also realized a higher level of gains on our investment portfolio.

Our financing operations reported net income of $317 million and $524 million during fiscal 2007 and fiscal 2006, respectively. The decrease in net income resulted from continued margin pressure due to the interest rate environment, and to a lesser extent, higher provisions for credit losses as a result of our growth in earning assets and broader range of credit quality within the retail portfolio.

Our insurance operations reported net income of $115 million and $56 million during fiscal 2007 and fiscal 2006, respectively.  Our results in fiscal 2007 were primarily affected by a higher level of realized gains on our investment portfolio and increased contract revenues and earned premiums. This was partially offset by the increase in insurance losses and loss adjustment expenses. Insurance losses and loss adjustment expenses increased primarily due to the increase in the number of agreements in force.

We continue our progress on our multi-year initiative to replace our major legacy transaction systems (“technology initiative”).  The purpose of the technology initiative is to implement simplified, streamlined technology solutions that improve service delivery to our customers, enhance the quality and speed of information management, and support our future business. Our management believes we have properly aligned our resources internally for the technology initiative.

Overall, we have increased our capital position by $270 million bringing total equity to $5.1 billion at March 31, 2007.  Our debt-to-equity positions were 11.56 and 10.16 at March 31, 2007 and 2006, respectively.

FINANCING OPERATIONS

Results of Operations

Fiscal 2007 compared to Fiscal 2006

	Percentage change
	Fiscal 2007 versus Fiscal 2006	Fiscal 2006 versus Fiscal 2005
Financing Revenues:
Operating lease	33%	27%
Direct finance lease	(22%)	(18%)
Retail financing	27%	27%
Dealer financing	36%	49%
Total financing revenues	30%	27%

Depreciation on operating leases	32%	28%
Interest expense	77%	124%
Net financing revenues	(17%)	(10%)

Net financing revenues decreased 17 percent during fiscal 2007 compared to fiscal 2006. Our net financing revenues were affected by the increase in interest expense due to higher market interest rates, our higher outstanding debt portfolio, and the impact of our derivatives portfolio.  This was partially offset by the increase in finance receivables and higher portfolio yields on our finance receivables.  Refer to the “Interest Expense” section within this MD&A for further discussion regarding interest expense. Our financing revenues were influenced as follows:

•
Our operating lease revenues and direct finance lease revenues on a combined basis were up 30 percent during fiscal 2007 versus fiscal 2006. This increase was primarily driven by our higher investments in operating leases due to higher leasing volume, partially offset by the decrease in direct finance leases as a substantial number of our new vehicle leases are classified as operating leases.

•
Our retail financing revenues increased 27 percent during fiscal 2007 versus fiscal 2006. This was due to an increase in retail finance receivables with a corresponding increase in our portfolio yield.

•
Dealer financing revenues increased 36 percent during fiscal 2007 versus fiscal 2006 primarily due to an increase in the yield on dealer financing and an increase in the number of dealers serviced which led to a higher average outstanding balance on dealer financing earning assets.  The yield on dealer financing receivables increased as the majority of the dealer financing portfolio bears interest at variable rates which re-price with changes in market rates.

Our total finance receivables portfolio yield was 6.9 percent and 6.1 percent during fiscal 2007 and fiscal 2006, respectively.

Depreciation expense on operating leases increased 32 percent during fiscal 2007 versus fiscal 2006. This increase is consistent with the increase in the average number of operating lease units outstanding during fiscal 2007 versus fiscal 2006.   Refer to the “Residual Value Risk” section within this MD&A for further discussion.

Net Earning Assets and Vehicle Financing Volume

The composition of our net earning assets is summarized below (dollars in millions):

	March 31,			% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
Net earning assets
Finance receivables, net
Retail finance receivables, net	$38,329	$33,621	$28,771	14%	17%
Direct finance leases, net	704	1,127	1,917	(38%)	(41%)
Dealer financing, net	8,829	7,274	6,920	21%	5%
Total finance receivables, net	47,862	42,022	37,608	14%	12%
Investments in operating leases, net	16,493	12,869	9,341	28%	38%
Net earning assets	$64,355	$54,891	$46,949	17%	17%

Average original contract terms:
Leasing[1]	43 months	44 months	47 months
Retail financing[2]	61 months	60 months	58 months

Dealer financing
(Number of dealers serviced)
Toyota and Lexus Dealers [3]	787	728	685	8%	6%
Vehicle dealers outside of the Toyota/Lexus dealer network	409	374	374	9%	-
Total number of dealers receiving vehicle wholesale financing	1,196	1,102	1,059	9%	4%

Dealer inventory financed (units)	220,000	170,000	165,000	29%	3%

1 Terms range from 24 months to 60 months.
2 Terms range from 24 months to 72 months.
3 Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

The composition of our vehicle financing volume and market share is summarized below:

	Years ended March 31,			% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
Vehicle financing volume (units):
New retail	749,000	618,000	626,000	21%	(1%)
Used retail	299,000	267,000	240,000	12%	11%
Lease	253,000	235,000	155,000	8%	52%
Total	1,301,000	1,120,000	1,021,000	16%	10%

TMS subvened vehicle financing volume (units included in the above table):
New retail	212,000	205,000	243,000	3%	(16%)
Used retail	40,000	42,000	41,000	(5%)	2%
Lease	130,000	157,000	77,000	(17%)	104%
Total	382,000	404,000	361,000	(5%)	12%

Market share[1]:
Retail	35.4%	32.9%	36.4%
Lease	12.2%	12.7%	9.1%
Total	47.6%	45.6%	45.5%

1 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Our higher retail and lease financing volume during fiscal 2007 compared to fiscal 2006 resulted in increases in earning assets.  Our financing volume, acquired primarily from Toyota and Lexus vehicle dealers, was up 16 percent during fiscal 2007 compared to fiscal 2006.  Much of this growth in volume resulted from increased sales levels of Toyota and Lexus vehicles in the United States.  TMS sold 2.6 million units during fiscal 2007, compared to 2.3 million units in fiscal 2006.  TMS’ increased sales in fiscal 2007 were largely due to strong sales of redesigned models.  Our total retail and lease market share of new Toyota and Lexus vehicles increased in fiscal 2007 when compared to fiscal 2006.

Retail Finance Receivables and Financing Volume

Retail finance receivables and vehicle retail financing volume increased due to higher Toyota and Lexus vehicle sales combined with our emphasis on developing dealer relationships and purchasing a broader range of credit quality.  Our retail market share of TMS new vehicle sales increased in fiscal 2007 compared to fiscal 2006.  This was primarily due to the increase in the number of vehicle dealers receiving wholesale financing.  We generally experience a higher level of retail financing volume as a result of these relationships.  The continued availability of TMS retail subvention also contributed to the increase.

Lease Earning Assets and Financing Volume

Total lease earning assets are comprised of investments in operating leases and direct finance leases.  Our vehicle lease financing volume is impacted by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.  Leasing generally becomes more attractive to customers in a rising interest rate environment because the difference between monthly payments under a lease contract and a retail installment contract typically widens as interest rates rise.  Our vehicle lease financing volume increased in fiscal 2007 compared to fiscal 2006 due to higher TMS new vehicle sales.  Our lease market share of TMS new vehicle sales decreased slightly in fiscal 2007 compared to fiscal 2006.  This was primarily due to the decrease in the availability of TMS lease subvention.

Dealer Financing Earning Assets

Dealer financing increased primarily due to continued growth in the number of vehicle dealers receiving wholesale financing and our emphasis on developing dealer relationships.

Residual Value Risk

We are exposed to risk of loss on the disposition of leased vehicles and industrial equipment to the extent that sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception. Substantially all of our residual value risk relates to our vehicle lease portfolio.  To date, we have not incurred material residual value losses related to our industrial equipment portfolios.

Factors Affecting Exposure to Residual Value Risk

Residual value represents an estimate of the end of term market value of a leased asset.  The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, projected market values, and the resulting impact on vehicle lease return rates and loss severity.  The evaluation of these factors involves significant assumptions, complex analysis, and management judgment.  Refer to the “Critical Accounting Estimates” section of this MD&A for further discussion of the estimates involved in the determination of residual values.

Residual Values at Lease Inception

Residual values are estimated at lease inception by examining external industry data and our own experience.  Factors considered in this evaluation include, but are not limited to, expected economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.

End of Term Market Values

Our management periodically reviews the estimated end of term market values of leased vehicles to assess the appropriateness of its carrying values.  To the extent the estimated end of term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value.  These adjustments are made over time for operating leases by recording depreciation expense in the Consolidated Statement of Income.  Refer to the “Depreciation on Operating Leases” section of this MD&A for further discussion.  For direct finance leases, the impact of the estimated decline in end of term market values is recorded at the time of assessment as a reduction of direct finance lease revenues in the Consolidated Statement of Income.  Factors considered in this assessment are similar to those considered in the evaluation of residual values at lease inception discussed above.

Vehicle Lease Return Rate

The vehicle lease return rate represents the number of end of term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us.  In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us.  A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.

Loss Severity

Loss severity is the extent to which the end of term market value of a leased vehicle is less than the estimated residual value.  Although we employ a rigorous process to estimate end of term market values, we may incur losses to the extent the end of term market value of a leased vehicle is less than the estimated residual value.

Vehicle Remarketing

At the end of the lease contract, lease customers have the option to purchase the vehicle at the contractual residual value or return the vehicle to the vehicle dealer.  If the vehicle is returned to the vehicle dealer, the vehicle dealer has the option of purchasing the vehicle or returning it to us.  We have developed remarketing strategies to maximize proceeds and minimize disposition costs on used vehicles sold at lease termination.  We use various channels to sell vehicles returned at lease end, including the following:

Dealer Direct

The goal of the Dealer Direct program (“Dealer Direct”) is to increase vehicle dealer purchases of off-lease vehicles thereby reducing the disposition costs of such vehicles.  Through Dealer Direct, the vehicle dealer accepting the lease return (the “grounding vehicle dealer”) has the option to purchase the vehicle at the contractual residual value, purchase the vehicle at an assessed market value, or return the vehicle to us.  During fiscal 2007, 35 percent of returned vehicles were sold to the grounding vehicle dealer, compared to 31 percent sold during fiscal 2006.  Vehicles not purchased by the grounding vehicle dealer are made available to all Toyota and Lexus vehicle dealers through the Dealer Direct online auction.  During fiscal 2007, 12 percent of returned vehicles were sold through the Dealer Direct online auction to franchise vehicle dealers, compared to 10 percent sold during fiscal 2006.  The disposition costs of vehicles sold through the Dealer Direct online auction are lower than the costs of those sold through auction sites.  The average holding period of a vehicle sold through Dealer Direct was approximately 6 days, as compared to approximately 25 days for all off-lease vehicles sold.

Auction

Vehicles not purchased through Dealer Direct are sold at physical vehicle auction sites throughout the country.  During fiscal 2007, approximately 53 percent of returned vehicles were sold through physical auction, compared to approximately 59 percent of returned vehicles sold during fiscal 2006.  Where necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction.  Additionally, we redistribute vehicles geographically to minimize oversupply in any location.

The following table summarizes our scheduled maturities related to our leased vehicle portfolio and vehicle sales at lease termination by period:
	Years Ended March 31,
	2007	2006	2005
Scheduled maturities (units)	171,000	166,000	179,000
Vehicles sold at lease termination (units)[1]	39,000	49,000	76,000

1 Includes vehicles sold at physical auction, Dealer Direct online auction, and dealer purchases at a price other than the contractual residual value.

Scheduled maturities remained fairly constant in fiscal 2007 compared to fiscal 2006.  The number of vehicles sold at lease termination decreased in fiscal 2007 compared to fiscal 2006 due to lower return rates.  Lower return rates were primarily due to the favorability of used vehicle market values relative to contractual residual values on certain vehicles in fiscal 2007.

Depreciation on Operating Leases

The following table provides information related to our depreciation on operating leases:

	Years Ended March 31,			% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
Depreciation on operating leases (in millions)	$2,673	$2,027	$1,579	32%	28%
Average operating lease units outstanding	554,000	420,000	320,000	32%	31%

We record depreciation expense on the portion of our lease portfolio classified as operating leases.   Depreciation expense is recorded over the lease term and is based upon the depreciable basis of the leased vehicle.  Depreciable basis is the difference between a leased vehicle’s original acquisition value and its residual value established at lease inception.  Depreciation expense is recorded on a straight-line basis over the remaining life of the lease when the end of term market value is estimated to be less than the carrying value.  Refer to the “Residual Value Risk” section of this MD&A for a discussion regarding our exposure to residual value risk on our lease portfolio.  Refer to the “Critical Accounting Estimates” section of this MD&A for a further discussion of the estimates involved in the determination of residual values.

Depreciation expense on operating leases increased during fiscal 2007 compared to fiscal 2006 due to an increase in the average number of operating lease vehicles outstanding.  Depreciation expense is also affected by changes in the used vehicle market because used vehicle market trends are a significant factor in estimating end of term market values.  During fiscal 2007, the used vehicle market was stable and did not materially contribute to the increase in depreciation expense.

Credit Risk

We are exposed to credit risk on our earning assets.  Credit risk is the risk of loss arising from the failure of a customer or dealer to meet the terms of any contract with us or otherwise fail to perform as agreed.  Our level of credit risk on our retail and lease portfolio is influenced primarily by two factors: the total number of contracts that default (“frequency of occurrence”) and the amount of loss per occurrence (“loss severity”), which in turn are influenced by various economic factors, the used vehicle market, purchase quality mix, contract term length, and operational changes (as discussed below).  Our level of credit risk on our dealer financing portfolio is influenced primarily by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and economic factors. To date, we have not incurred material credit losses on our dealer financing portfolio.

Factors Affecting Retail and Lease Portfolio Credit Risk

Economic Factors

General economic conditions such as unemployment rates, bankruptcy rates, consumer debt levels, fuel prices, consumer credit performance, interest rates, and inflation can influence both the frequency of occurrence and loss severity.

Used Vehicle Market

Changes in used vehicle prices directly affect the proceeds from sales of repossessed vehicles and, accordingly, the level of loss severity we have experienced.  The supply of and demand for used vehicles, interest rates, inflation, the level of manufacturer incentives on new vehicles, and general economic outlook are some of the factors affecting the used vehicle market.

Purchase Quality Mix

A change in the mix of contracts acquired at various risk levels may change the amount of credit risk we assume.  An increase in the number of contracts acquired with lower credit quality (as measured by scores that establish a consumer’s creditworthiness based on present financial condition, experience, and past credit history) can increase the amount of credit risk.  Conversely, an increase in the number of contracts with higher credit quality acquired can lower credit risk.  An increase in the mix of contracts with lower credit quality can also increase operational risk unless appropriate controls and procedures are established.  We strive to price contracts in order to achieve an appropriate risk adjusted return on investment.

Contract Term Length

The average original contract term of retail and lease vehicle contracts influences credit losses.  Longer term contracts (those having original terms of 48, 60, or 72 months) generally experience a higher rate of default and thus affect the frequency of occurrence and loss severity.

Operational Changes

Operational changes and ongoing implementation of new information and transaction systems are designed to have a positive effect on our operations, including customer service improvements in the management of delinquencies and credit losses, through the implementation of processes and tools that create greater operational efficiency and effectiveness. We continue to make improvements in our service operations and credit loss management methods.

Factors Affecting Dealer Financing Portfolio Credit Risk

The financial strength of dealers to which we extend credit directly influences credit risk. Lending to dealers with lower quality credit characteristics increases the risk of loss we assume. Extending a substantial amount of financing or commitments to a specific dealer or group of dealers creates a concentration of credit risk, particularly when the financing is unsecured or not fully secured by realizable assets.  Collateral quality influences credit risk in that lower quality collateral increases the risk that, in the event of dealer default, the value of the collateral will be less than the amount owed to us.

Credit Loss Experience

The level of credit losses is influenced primarily by two factors: frequency of occurrence and loss severity. Frequency of occurrence as a percentage of average outstanding contracts remained constant at 1.8% for fiscal 2006 and fiscal 2007. Loss severity increased by 7.9% from fiscal 2006 to fiscal 2007 primarily due to the broader range of credit quality within the retail portfolio.

We experienced an increase in net charge-offs as a percentage of average gross earning assets from fiscal 2006 to fiscal 2007. The increase in net charge-offs as a percentage of average gross earning assets was primarily due to an increase in longer term contracts and a broader range of credit quality in our retail portfolio since fiscal 2005.  Refer to Item 1., “Business” for discussion of our charge-off policy.

We experienced an increase in 60-day delinquencies on the overall portfolio primarily due to the higher credit risk within the retail portfolio as described above.

Years Ended March 31,
2007	2006	2005

Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.76%	0.64%	0.63%
Operating leases	0.26%	0.17%	0.27%
Total	0.64%	0.54%	0.56%

Aggregate balances 60 or more days past due as a percentage of gross earning assets[1]
Finance receivables[2]	0.53%	0.47%	0.30%
Operating leases[2]	0.24%	0.29%	0.19%
Total	0.46%	0.43%	0.28%

1 Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
2 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable losses resulting from the non-performance of our customers.  The determination of the allowance involves significant assumptions, complex analysis, and management judgment.  Refer to the “Critical Accounting Estimates” section of this MD&A for further discussion of the estimates involved in determining the allowance.  The following tables provide information related to our allowance for credit losses (dollars in millions):
	Years Ended March 31,
	2007	2006	2005
Allowance for credit losses at beginning of period	$530	$503	$520
Provision for credit losses	410	305	230
Charge-offs, net of recoveries (“net charge-offs”)[1]	(386)	(278)	(243)
Distribution of net assets to TFSA	-	-	(4)
Allowance for credit losses at end of period	$554	$530	$503

1 Net of recoveries of $82 million, $79 million, and $69 million in years ended March 31, 2007, 2006, and 2005, respectively.

Years Ended March 31,
2007	2006	2005

Allowance for credit losses as a percentage of gross earning assets
Finance receivables	1.03%	1.17%	1.16%
Operating leases	0.37%	0.26%	0.65%
Total	0.85%	0.96%	1.06%

Our management reviews periodically the differences between expected and actual incurred credit losses. In fiscal 2007, the methodology for calculating the portion of allowance for credit losses relating to the dealer products was refined to better utilize external credit data and to introduce a framework to quantify portfolio level risk factors (such as concentration risk) not addressed by external credit data.

Our allowance for credit losses increased primarily due to the growth in our earning assets and the broader range of credit quality within the retail portfolio, partially offset by continued improvements in our service operations and credit loss management methods, and the refinement of our methodology for calculating the portion of the allowance for credit losses relating to dealer products.

INSURANCE OPERATIONS

The following table summarizes the results of our Insurance Operations (dollars in millions):

	Years Ended March 31,			% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
Contract revenues and earned premiums	$285	$244	$214	17%	14%
Commissions and fees	49	44	37	11%	19%
Insurance earned premiums and contract revenues	$334	$288	$251	16%	15%

Insurance losses and loss adjustment expenses	$126	$115	$104	10%	11%

Agreements issued (units)	1,407,000	1,254,000	1,136,000	12%	10%
Agreements in force (units)	4,428,000	3,895,000	3,438,000	14%	13%

Contract revenues and earned premiums from insurance operations are affected by sales volume as well as the level, age, and mix of agreements in force.  Agreements in force represent active insurance policies written and contracts issued.  Contract revenues and earned premiums represent revenues from the agreements in force.  Commissions and fees represent revenues from services provided to insurers and insureds, including certain of our affiliates.

Insurance losses and loss adjustment expenses incurred are a function of the number of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  Refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for further discussion regarding our exposure to risks surrounding the reserve estimates.

Our insurance operations reported $115 million and $56 million of net income during fiscal 2007 and fiscal 2006, respectively. Contract revenues and earned premiums increased due to an increase in the number of agreements issued and agreements in force, which was primarily due to the increase in Toyota and Lexus vehicle sales in the U.S. The increase in commissions and fees is in line with the increase in the number of agreements issued.

Insurance losses and loss adjustment expenses were $126 million and $115 million during fiscal 2007 and fiscal 2006, respectively. The increase in insurance losses and loss adjustment expenses primarily relate to the increased claims reported on the vehicle service agreements and guaranteed auto protection insurance products due to the increased number of agreements in force and an increase in loss severity.

Our insurance operations reported $134 million and $44 million of investment income on marketable securities during fiscal 2007 and fiscal 2006, respectively. This increase was primarily due to an increase in realized gains on our investment portfolio.  In addition, higher investment balances and investment yields during fiscal 2007 resulted in an increase in interest income on fixed income securities.

INVESTMENT AND OTHER INCOME

Our consolidated investment and other income is primarily comprised of investment income on marketable securities, investment income from securitizations, and other income.  We reported $252 million, $116 million, and $139 million of investment and other income during fiscal years 2007, 2006, and 2005, respectively.  Of these amounts, $134 million, $44 million, and $35 million of investment income on marketable securities were reported by our insurance operations during fiscal years 2007, 2006, and  2005, respectively.  Refer to the “Insurance Operations” section within this MD&A for further discussion regarding investment income on marketable securities.

We reported $106 million, $42 million, and $30 million of other income during fiscal years 2007, 2006, and 2005, respectively.  Other income primarily consists of interest income on cash held in excess of our immediate funding needs, which increased from the prior year primarily due to higher yields earned during fiscal 2007.

We reported $12 million, $30 million, and $74 million of investment income from securitizations during fiscal years 2007, 2006, and 2005, respectively.  The decline is due to a reduction in the average outstanding balance of securitization pools as a result of the amortization of the related receivables and fewer outstanding transactions.  The outstanding balance of securitized finance receivables we service decreased to $164 million at March 31, 2007 from $533 million at March 31, 2006.

TAXES

Our effective tax rate was 35 percent and 37 percent during fiscal 2007 and fiscal 2006, respectively. The decrease in income taxes during fiscal 2007 compared to fiscal 2006 was due to a one time favorable adjustment related to a change in Texas franchise tax law (Texas margin tax (H.B. No. 3)) recorded in fiscal 2007 and a federal income tax benefit related to the Hybrid vehicle credit. The hybrid tax credit is based on lease volume and amount of credit, both of which vary from quarter to quarter.

 OPERATING AND ADMINISTRATIVE EXPENSES

The following table summarizes our operating and administrative expenses (dollars in millions):

	Years Ended March 31,			% Change
	2007	2006	2005	2007 to 2006	2006 to 2005
Employee expenses	$320	$304	$286	5%	6%
Operating expenses	351	340	321	3%	6%
Insurance dealer back-end program expenses	87	68	43	28%	58%
Total operating and administrative expenses	$758	$712	$650	6%	10%

The increase in operating and administrative expenses during fiscal 2007 compared to fiscal 2006 was primarily due to an increase in insurance dealer back-end program expenses, employee expenses incurred to support overall business growth, and expenses related to new technology development.  Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC.  Refer to Note 16 – Related Party Transactions of the Notes to Consolidated Financial Statements for further details.

Insurance dealer back-end program expenses are primarily driven by insurance volume and underwriting performance.  The increase was primarily due to an increase in the number of participating dealers, higher sales volume and agreements in force, and improved dealer underwriting performance. Refer to the “Insurance Operations” section of this MD&A for further discussion regarding our insurance results.

We continue our progress on our multi-year initiative to replace our major legacy transaction systems (“technology initiative”).  The purpose of the technology initiative is to implement simplified, streamlined technology solutions that improve service delivery to our customers, enhance the quality and speed of information management, and support our future business. Our management believes we have properly aligned our resources internally for the technology initiative. Refer to Item 1A., “Risk Factors” for discussion on how the replacement of major legacy transaction systems could increase our exposure to risk of loss through disruption of normal operating processes and procedures.

 LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk arising from the inability to meet obligations when they come due.  Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in the event of adverse market conditions.  This capacity primarily arises from our ability to raise funds in the global capital markets as well as our ability to generate liquidity from our balance sheet.  This strategy has led us to develop a borrowing base that is diversified by market and geographic distribution, type of security, and investor type, among other factors, as well as a securitization program.  Credit support provided by our parent provides an additional source of liquidity to us, although it is not relied upon in our liquidity planning and capital and risk management.

The following table summarizes the outstanding components of our funding sources (dollars in millions):

	March 31,
	2007	2006
Commercial paper	$14,954	$12,162
Unsecured term debt[1]	43,575	36,546
Total debt	58,529	48,708
Off-balance sheet securitization	156	508
Total funding	$58,685	$49,216

[1] Includes carrying value adjustments of $1.1 billion and $457 million at March 31, 2007 and 2006, respectively, as described in
Note 10 - Debt of the Notes to Consolidated Financial Statements.

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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $321 million to $3.2 billion during fiscal 2007, with an average balance of $1.4 billion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $10.5 billion to $17.8 billion during fiscal 2007, with an average outstanding balance of $14.1 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”) and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements.

Unsecured Term Debt

Term funding requirements are met through the issuance of a variety of debt securities in both the United States and international capital markets.  To diversify our funding sources, we have issued in a variety of markets, currencies, and maturities, and to a variety of investors, which allows us to broaden our distribution of securities and further enhance liquidity.

The following table summarizes our components of unsecured term debt at par value (dollars in millions):

	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Total unsecured term debt[4]
Balance at March 31, 2006[1]	$16,683	$16,069	$3,344	$36,096
Issuances during fiscal 2007	8,756[2]	7,045[3]	808[3]	16,609
Payments during fiscal 2007	(7,269)	(2,613)	-	(9,882)
Balance at March 31, 2007[1]	$18,170	$20,501	$4,152	$42,823

Issuances during the one month ended April 30, 2007	$1,983[2]	$527[3]	-	$2,510

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
2  MTNs and domestic bonds had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 0 percent to 8.5 percent.
3 EMTNs were issued in U.S. and non-U.S. currencies, had terms to maturity ranging from approximately 1 year to 40 years, and had interest rates at the time of issuance ranging from 1.0 percent to 15.3 percent.  Eurobonds were issued in Swiss Francs, had terms to maturity ranging from approximately 7 to 10 years, and had interest rates at the time of issuance ranging from
   2.8 percent to 2.9 percent.  Concurrent with the issuance of non-U.S. currency denominated notes, we entered into cross currency interest rate swap agreements to convert payments of principal and interest on these notes to U.S. dollars.
4 Consists of fixed and floating rate debt.  Upon the issuance of fixed rate debt, we generally elect to enter into pay-float interest rate swaps.  Refer to the “Derivative Instruments” section of this MD&A for further discussion.

We maintain a shelf registration with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets to both retail and institutional investors. We qualify as a well-known seasoned issuer under SEC rules, and as a result, we may issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2009.  Our EMTN program provides for the issuance of debt securities in the international capital markets.  In September 2006, the EMTN program was renewed for a one year period, and the maximum aggregate principal amount authorized to be outstanding at any time was increased from $20 billion to $30 billion, or the equivalent in other currencies, of which $7.1 billion was available for issuance at April 30, 2007.  Our EMTN program may be expanded from time to time to allow for the continued use of this source of funding.  In addition, we may issue bonds in the international capital markets that are not issued under our U.S. and EMTN programs.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture, and EMTNs are issued pursuant to the terms of an agency agreement, both of which contain customary terms and conditions, including negative pledge and cross-default provisions.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.  During fiscal 2007, TMCC and TCPR entered into two new committed syndicated bank credit facilities.

364 Day Credit Agreement
In March 2007, TMCC, TCPR, and other Toyota affiliates entered into a $4.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2007.

Participation in this facility replaces the $2.9 billion 364 day syndicated bank credit facility which was in place at March 31, 2006.

Five Year Credit Agreement
In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2007.

Participation in this facility replaces the $5.8 billion five year syndicated bank credit facility which was in place at March 31, 2006.

Letters of Credit Facilities Agreement
In addition, TMCC has uncommitted letters of credit facilities totaling $55 million at March 31, 2007 and 2006.  Of the total credit facilities, $2 million of the uncommitted letters of credit facilities were used at March 31, 2007 and 2006.

Securitization

Our securitization program represents an additional source of liquidity. As of March 31, 2007, we owned approximately $38.3 billion in potentially securitizable retail finance receivables.  We maintain an effective registration statement that complies with Regulation AB, the SEC’s rule governing the offering of asset backed securities, and can be used to issue asset backed securities secured by our retail finance contracts.  During fiscal 2007, we did not execute any securitization transactions.  Refer to the “Off-Balance Sheet Arrangements” section of this MD&A for further discussion about our securitization program.

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC (“TMC Credit Support Agreement”), TMC agreed to: 1) maintain 100 percent ownership of TFSC; 2) cause TFSC and its subsidiaries to have a net worth of at least ¥10 million, equivalent to $84,868 at March 31, 2007; and 3) make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended.  The agreement is not a guarantee by TMC of any securities or obligations of TFSC.

Under the terms of a similar credit support agreement between TFSC and TMCC (“TFSC Credit Support Agreement”), TFSC agreed to: 1) maintain 100 percent ownership of TMCC; 2) cause TMCC and its subsidiaries to have a net worth of at least $100,000; and 3) make sufficient funds available to TMCC so that TMCC will be able to service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper (collectively, “TMCC Securities”).  The agreement is not a guarantee by TFSC of any TMCC Securities or other obligations of TMCC.  The TMC Credit Support Agreement and the TFSC Credit Support Agreement are governed by, and construed in accordance with, the laws of Japan.  TMCC Securities do not include the securities issued by securitization trusts in connection with TMCC’s securitization programs.

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

In connection with the TFSC Credit Support Agreement, TMCC and TFSC are parties to a credit support fee agreement (“Credit Support Fee Agreement”).  The Credit Support Fee Agreement requires TMCC to pay to TFSC a semi-annual fee equal to 0.06 percent per annum of the weighted average outstanding amount of TMCC Securities entitled to credit support.

TCPR is the beneficiary of a credit support agreement with TFSC containing the same provisions as the TFSC Credit Support Agreement described above but pertaining to TCPR and TCPR bonds, debentures, notes and other investment securities and commercial paper (collectively, “TCPR Securities”). Holders of TCPR Securities have the right to claim directly against TFSC and TMC to perform their respective obligations as described above. This agreement is not a guarantee by TFSC of any securities or other obligations of TCPR.  TCPR has agreed to pay TFSC a semi-annual fee equal to 0.06 percent per annum of the weighted average outstanding amount of TCPR Securities entitled to credit support.

TMC files periodic reports and other information with the SEC, which can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  Copies of such material may also be obtained at prescribed rates by mail at the same address.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  TMC’s filings may also be found at http://www.toyota.com under “About Toyota” under “Shareholder Information”.

Credit Ratings

As of April 30, 2007, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Senior Debt	Commercial Paper	Outlook
S&P	AAA	A-1+	Stable
Moody’s	Aaa	P-1	Stable

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning nationally recognized statistical rating organization (“NRSRO”).  Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  See “Item 1A. Risk Factors - Credit Support”.

Derivative Instruments

Business Use of Derivative Instruments

Our assets consist primarily of U.S. dollar denominated fixed rate receivables.  Our liabilities consist primarily of fixed and floating rate debt which is issued in the global capital markets.  In order to maintain a conservative liquidity profile, the life of our debt is typically longer than that of our assets.  Upon the issuance of fixed rate debt, we generally elect to enter into pay-float interest rate swaps. The terms of pay-float swap agreements correspond to the terms of the debt. The interest rate risk arising from the mismatch in the re-pricing of assets relative to liabilities is managed via pay-fixed swaps and purchased interest rate caps which are executed on a portfolio basis.  Our pay-fixed swap agreements are primarily two to three years in tenor from origination. The currency exposure related to non-U.S. dollar denominated debt is economically hedged at issuance, using cross currency interest rate swaps, currency basis swaps, or a combination of interest rate swaps coupled with currency basis swaps to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments.

We enter into derivative instruments for risk management purposes. Our use of derivatives is limited to the management of interest rate and foreign exchange risks.

Accounting for Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to net settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis.  Changes in the fair value of the derivatives are recorded in interest expense in the Consolidated Statement of Income.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  We elect at inception whether to designate a derivative as a hedge accounting derivative.  That designation may change based on management’s intentions and changing circumstances.  Hedge accounting derivatives are comprised of pay-float interest rate swaps and cross currency interest rate swaps.  Non-hedge accounting derivatives are comprised of pay-fixed interest rate swaps, de-designated pay-float interest rate swaps, pay-float interest rate swaps for which hedge accounting has not been elected, interest rate caps, and currency basis swaps.  De-designation of hedge accounting derivatives is further discussed below.

In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. When we designate a derivative in a hedging relationship, we document the risk management objective and strategy.  This documentation includes the identification of the hedging instrument, the hedged item and the risk exposure, and how we will assess effectiveness prospectively and retrospectively. We assess the extent to which a hedging instrument is effective at achieving offsetting changes in fair value at least quarterly.  We recognize changes in the fair value of derivatives designated in fair value hedging relationships (including foreign currency fair value hedging relationships) in interest expense in the Consolidated Statement of Income along with the fair value changes of the hedged item attributable to the hedged risk. For certain types of existing hedge relationships that meet stringent criteria, we apply the shortcut method, which provides an assumption of zero ineffectiveness that results in equal and offsetting changes in fair value in the Consolidated Statement of Income for both the hedged debt and the hedge accounting derivative.

When the shortcut method is not applied, any ineffective portion of the derivative that is designated as a fair value hedge is recognized as a component of interest expense in the Consolidated Statement of Income.  If we elect not to designate a derivative instrument in a hedging relationship, or the relationship does not qualify for hedge accounting treatment, the full change in the fair value of the derivative instrument is recognized as a component of interest expense in the Consolidated Statement of Income with no offsetting adjustment for the economically hedged item.

We review the effectiveness of our hedging relationships quarterly to determine whether the relationships have been and continue to be effective.  We use regression analysis to assess the effectiveness of our hedges.  When we determine that a hedging relationship is not or has not been effective, hedge accounting is no longer applied.  If hedge accounting is discontinued, we continue to carry the derivative instrument as a component of other assets or other liabilities in the Consolidated Balance Sheet at its fair value with changes in fair value reported as interest expense in the Consolidated Statement of Income.  Additionally, for discontinued fair value hedges, we cease to adjust the hedged item for changes in fair value and amortize the cumulative fair value adjustments recognized in prior periods over the remaining term of the debt.

We will also discontinue the use of hedge accounting if a derivative is sold, terminated, or exercised, or if management determines that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”).  De-designated derivatives are included within the category of non-hedge accounting derivatives.

We also issue debt whose coupons or repayment terms are linked to the performance of equity securities, commodities, or currencies. The contingent payment components of these obligations may meet the definition in SFAS No. 133 of an “embedded derivative.” These debt instruments are assessed to determine if the embedded derivative requires separate reporting and accounting, and if so, the embedded derivative may be recorded on the balance sheet at fair value or the entire financial instrument may be recorded at fair value under SFAS No. 155. Changes in the fair value of the embedded derivative and associated non-hedge accounting derivative are reported in interest expense in the Consolidated Statement of Income. Separating an embedded derivative from its host contract requires careful analysis, judgment, and an understanding of the terms and conditions of the instrument.

One of our goals is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities.  We use non-hedge accounting derivatives, specifically pay-fixed interest rate swaps and interest rate caps, to manage this exposure.  The use of these non-hedge accounting derivatives to mitigate interest rate risk has historically resulted in significant volatility in the net result from non-hedge accounting.  This volatility arises from the accounting treatment of these non-hedge accounting derivatives, which requires that changes in their fair value be reflected in the Consolidated Statement of Income.  We address this volatility by de-designating certain pay-float interest rate swaps (previously treated as hedge accounting derivatives) that have offsetting economic characteristics to the non-hedge accounting derivatives or by electing not to designate certain pay-float interest rate swaps in a hedging transaction.  We employ analytical measures such as duration and Value at Risk to identify whether to de-designate a hedge accounting derivative or to not elect hedge accounting.

De-designating hedge accounting derivatives or not electing hedge accounting typically reduces volatility in the net result from non-hedge accounting because the combined changes in the fair value of these derivatives with those of other non-hedge accounting derivatives result in a natural offset in the Statement of Consolidated Income.  The hedged item associated with the derivative previously treated as a hedge accounting derivative ceases to be adjusted for changes in fair value upon de-designation.  To the extent we can more closely match the accounting treatment to the underlying economics of the derivatives portfolio by de-designating or by not electing hedge accounting, the transaction is identified and treated as a non-hedge accounting derivative and volatility is typically reduced.  There may be interest rate scenarios where volatility may increase as a result of discontinuing hedge accounting.  However, we consider the likelihood of such scenarios occurring to be remote.

Our management’s expectation is that the combination of the changes in fair values of de-designated derivatives with those of non-hedge accounting derivatives will continue to reduce volatility on a quarterly basis.  Our management does not engage in de-designation with a view as to the favorable or unfavorable impact on the results of operations.  De-designation has resulted in lower losses in the net result from non-hedge accounting in certain quarters and in lower gains in the net result from non-hedge accounting in other quarters.  These decreases represent reductions in volatility in the net result from non-

hedge accounting.  We estimate that the impact of de-designation on the results of operations was a reduction in the volatility in net result from non-hedge accounting of approximately $25 million and $2 million for the quarters ended March 31, 2007 and March 31, 2006, respectively.  Our management evaluates the reduction of volatility on a quarterly basis only, and does not aggregate or net these quarterly reductions for the twelve month period.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):
	March 31,
	2007	2006
Derivative assets	$1,520	$1,152
Less: Collateral held[1]	291	251
Derivative assets, net of collateral	$1,229	$901

Derivative liabilities	$97	$230

[1] Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”.

The following table summarizes the composition of our derivatives portfolio (dollars in millions):
	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
March 31, 2007
Pay-float swaps[1]	$21,036	$14,537	$35,573	$1,408	($112)
Pay-fixed swaps	-	42,126	42,126	121	-
Interest rate caps	-	945	945	6	-
Counterparty netting	-	-	-	(15)	15
Total	$21,036	$57,608	$78,644	$1,520	($97)

March 31, 2006
Pay-float swaps[1]	$14,486	$14,264	$28,750	$967	($611)
Pay-fixed swaps	-	41,575	41,575	561	-
Interest rate caps	-	550	550	5	-
Counterparty netting	-	-	-	(381)	381
Total	$14,486	$56,389	$70,875	$1,152	($230)

1 Includes cross-currency interest rate swaps and currency basis swaps.

Interest Expense

The following table summarizes the components of interest expense (dollars in millions):

	Years ended March 31,
	2007	2006	2005
Interest expense on debt	$2,564	$1,792	$1,167
Amortization of basis adjustments on debt	(72)	(128)	(179)
Net interest realized on hedge accounting derivatives	206	(7)	(177)
Amortization of debt issue costs	57	43	43
Ineffectiveness related to hedge accounting derivatives	15	4	(15)
Other	-	-	(12)
Interest expense excluding non-hedge accounting results	2,770	1,704	827
Net result from non-hedge accounting	(104)	(202)	(157)
Total interest expense	$2,666	$1,502	$670

Fiscal 2007 versus Fiscal 2006

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper.  The increase was primarily due to increases in market interest rates on unsecured debt and commercial paper issuances and higher outstanding balances.

The amortization of basis adjustments on debt is primarily comprised of amortization related to the fair value adjustments on debt for terminated fair value hedging relationships.  As discussed in the “Derivative Instruments” section of this MD&A, the de-designation of the hedge accounting derivatives results in the termination of fair value hedging relationships.  As a consequence of these terminations, the fair value adjustments to the hedged items continue to be reported as part of the basis of the debt and are amortized to interest expense over the life of the debt. The decrease in amortization for fiscal 2007 as compared to the prior year was due to maturities during fiscal 2006 of debt associated with previously terminated fair value hedging relationships.

Net interest realized on hedge accounting derivatives represents net interest on pay-float swaps for which hedge accounting has been elected.  The change for fiscal 2007 when compared with the prior year was due to the rise in short-term interest rates, primarily three-month LIBOR, and higher outstanding debt balances.

 The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense (dollars in millions):

	Years ended March 31,
	2007	2006	2005
Currency basis swaps unrealized (gain)/loss	($127)	$114	($85)
Foreign currency transaction loss/(gain)	127	(115)	83
Net interest realized on non-hedge accounting derivatives	(344)	(260)	(71)
Unrealized loss/(gain) on non-hedge accounting derivatives
Interest rate swaps	242	51	(62)
Interest rate caps	(2)	7	(6)
Other	-	1	(16)
Net result from non-hedge accounting	($104)	($202)	($157)

Fiscal 2007 versus Fiscal 2006

Currency basis swaps are used in combination with interest rate swaps to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments.  We have elected hedge accounting for the interest rate swaps and debt, but have elected not to apply hedge accounting for the currency basis swaps.  The gain in the fair value of the currency basis swaps was primarily due to the weakening of the U.S. dollar relative to certain other currencies.

The foreign currency transaction gain or loss relates to foreign currency denominated debt where hedge accounting has been applied only for interest rate risk.  The loss recognized was primarily due to the weakening of the U.S. dollar relative to certain other currencies. Foreign currency transaction gain or loss offset the unrealized gain or loss on the currency basis swaps discussed above.

Net interest realized on non-hedge accounting derivatives represents interest received on pay-fixed swaps offset by interest paid on non-hedge accounting pay-float swaps. The change for fiscal 2007 when compared with the prior year was primarily due to the impact of the rise in the three-month LIBOR, resulting in higher interest payments received on pay-fixed swaps, partially offset by higher interest payments made on pay-float swaps.

The unrealized loss on non-hedge accounting derivatives was primarily due to the passage of time on pay-fixed swaps with less than one year to maturity and the impact of the fall in two- and three- year swap rates on pay-fixed swaps with more than one year to maturity. However, this unrealized loss was primarily offset by unrealized gains on pay-float swaps with more than one year to maturity which resulted from the fall in two- and three-year swap rates.

Refer to the “Derivative Instruments” section of this MD&A for further discussion.

Fiscal 2006 Compared to Fiscal 2005

Our consolidated net income was $580 million and $762 million during fiscal 2006 and fiscal 2005, respectively.

Our results in fiscal 2006 were primarily affected by an increase in interest expense due to higher market interest rates and our higher outstanding debt portfolio. This was partially offset by the impact of higher financing volume of 1.1 million units on our retail and lease contracts and agreements issued on our insurance products of 1.3 million units which resulted in increased revenues.

Our financing operations reported net income of $524 million and $709 million during fiscal 2006 and fiscal 2005, respectively. The decrease in net income resulted from continued margin pressure due to the interest rate environment, and to a lesser extent, higher provisions for credit losses as a result of our growth in earning assets and our broader range of credit quality within the retail portfolio.

Our insurance operations reported net income of $56 million and $53 million during fiscal 2006 and fiscal 2005, respectively.  Our results in fiscal 2006 were primarily affected by the impact of increased contract revenues and earned premiums. This was partially offset by the increase in insurance losses and loss adjustment expenses. Insurance losses and loss adjustment expenses increased primarily due to the increase in the number of agreements in force.

We continued our progress on our multi-year initiative to replace our major legacy transaction systems (“technology initiative”).  Our management believes it has properly aligned our resources internally for the technology initiative.

Overall, we increased our capital position by $551 million bringing total equity to $4.8 billion at March 31, 2006.  Our debt-to-equity positions were 10.16 and 9.84 at March 31, 2006 and 2005, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

Securitization of receivables allows us to access a highly liquid and efficient capital market while providing us with an alternative source of funding and investor diversification.  We began participating in the asset-backed securitization market in 1993.  For further discussion of our funding strategy, refer to the “Liquidity and Capital Resources” section of this MD&A.

Our securitization program typically involves a two-step transaction.  We sell discrete pools of retail finance receivables to a wholly-owned consolidated bankruptcy remote special purpose entity (“SPE”), which in turn transfers the receivables to a qualified special purpose entity (“QSPE” or “securitization trust”) in exchange for the proceeds from securities issued by the securitization trust.  The asset-backed securities are rated by at least two NRSROs and sold in registered public offerings.  These securities, usually in the form of either notes or certificates of various maturities and interest rates, are secured by the sold receivables and collections with respect to the receivables.  The securities are structured into senior and subordinated classes.  Generally, the senior classes have payment priority over the subordinated classes.

The following flow chart diagrams a typical securitization transaction:

Our use of SPEs in securitizations is consistent with conventional practices in the securitization industry.  The two-step sale process isolates the sold receivables from our general creditors for the benefit of securitization investors.  The securitization is accounted for as a sale, assuming accounting requirements are satisfied.  Investors in securitizations have no recourse to us beyond the contractual cash flows of the securitized receivables, retained subordinated interests, any cash reserve funds, and any amounts available or funded under the revolving liquidity notes in the related trust as discussed below.  Investors do not have recourse to our other assets for obligor defaults.  We do not guarantee any securities issued by any securitization trust.  None of our officers, directors, or employees hold any equity interests or receive any direct or indirect compensation from our SPEs.  The SPEs do not own our stock or stock of any of our affiliates and there are no contracts to do so.  Each SPE has limited purposes and may only be used to purchase and sell the receivables.  The individual securitization trusts have a limited duration and generally terminate when investors holding the asset-backed securities have been paid all amounts owed to them.

The SPE retains an interest in each securitization trust.  Each retained interest includes subordinated securities issued by the securitization trust and interest-only strips representing the right to receive any excess interest.  The retained interests are subordinated and serve as credit enhancements for the senior securities issued by the securitization trust to help ensure that adequate funds will be available to pay investors.  The retained interests are held by the SPE as restricted assets and are not available to satisfy any of our obligations.  The SPE’s ability to realize value on its retained interests depends on actual credit losses and prepayment speeds on the sold receivables.  To the extent prepayment speeds are faster or losses are greater than expected, the SPE may be required to recognize an impairment loss on the retained interests.  For accounting purposes, the interests of the SPE are consolidated with our accounts.  These retained interests as well as senior securities we have purchased are reflected in the Consolidated Balance Sheet as available for sale investments in marketable securities and other assets.  For further discussion of the estimates involved in the valuation of our retained interests, refer to the “Critical Accounting Estimates” section of this MD&A.

Various forms of credit enhancements are provided to reduce the risk of loss for senior classes of securities.  These credit enhancements may include the following:

•
Cash reserve funds or restricted cash: Unless a revolving liquidity note (“RLN”) is in place, a portion of the proceeds from the sale of asset-backed securities is held by the securitization trust in segregated reserve funds and may be used to pay principal and interest to investors if collections on the sold receivables are insufficient.  In the event a securitization trust experiences charge-offs or delinquencies above specified levels, additional excess amounts from collections on receivables held by the securitization trusts will be added to such reserve funds.

•	Subordinated securities: Generally, these securities are not repaid until the senior securities are paid in full.

We may enter into a swap agreement with the securitization trust under which the securitization trust is obligated to pay us a fixed rate of interest on payment dates in exchange for receiving amounts equal to the floating rate of interest payable on the asset backed securities.

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

We recognize income from the retained interests over the life of the respective underlying retained interest using the effective yield method.  The effective yield represents the excess of all forecasted cash flows over the initial amount recorded as the retained interest at the sale date.  As adjustments to forecasted cash flows are made, we adjust the rate at which income is earned prospectively.  If changes in the forecasted cash flows result in an other-than-temporary decline in the fair value of the retained interests, an impairment loss is recognized to the extent that the fair value is less than the carrying amount.  Such losses, when incurred, are included in investment and other income in the Consolidated Statement of Income.  Otherwise, any difference in the carrying amount and the fair value of the retained interests is recognized as an unrealized gain or loss, net of income taxes, and is included in accumulated other comprehensive income in the Consolidated Balance Sheet.

TMCC continues to service the sold receivables for a servicing fee, prepares servicing reports regarding the securitization trusts performance and performs administrative services for the securitization trusts.

The sale of receivables through securitizations is further discussed in Note 7 – Sale of Receivables of the Notes to Consolidated Financial Statements.

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates.  TMCC receives an annual fee of $102,000 for guaranteeing such payments.  The nature, business purpose, and amounts of these guarantees are described in Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.  Other than the fee discussed above, there are no corresponding expenses or cash flows arising from our guarantees, nor are any amounts recorded as liabilities on our Consolidated Balance Sheet.

Lending Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility and competitive factors.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  While the majority of these credit facilities and financing arrangements are secured, approximately 8 percent of the lending commitments at March 31, 2007 are unsecured. In addition to these lending commitments, we have also extended $8.1 billion and $6.6 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2007 and 2006, respectively.  We have also extended credit facilities to affiliates as described in Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a detailed description of agreements containing indemnification provisions. We have not made any material payments in the past as a result of these provisions, and as of March 31, 2007, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2007 and 2006, no amounts have been recorded under these indemnifications.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  Aggregate contractual obligations and credit-related commitments in existence at March 31, 2007 are summarized as follows (dollars in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt[1]	$58,529	$28,064	$17,135	$8,693	$4,637
Lending commitments[2]	4,369	4,369	(2)	(2)	(2)
Premises occupied under lease	101	19	27	18	37
Revolving liquidity notes[3]	17	17	(3)	(3)	(3)
Purchase obligations[4]	86	52	31	3	-
Total	$63,102	$32,521	$17,193	$8,714	$4,674

1 Debt includes the effects of fair market value changes and foreign currency transaction adjustments.

2 Lending commitments represent term loans and revolving lines of credit we extended to vehicle and industrial equipment dealers and affiliates as described in the “Off-Balance Sheet Arrangements” section of this MD&A.  Of the amount shown above, $2.9 billion was outstanding as of March 31, 2007.  The amount shown above excludes $8.1 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2007 of which $5.2 billion was outstanding at
  March 31, 2007.  The above lending commitments have various expiration dates.

3 Certain securitization trusts may draw from TMCC under the RLNs over the life of the related securitization transactions.
  The terms of the RLNs obligate the securitization trust to repay amounts drawn plus accrued interest.   Repayments of principal
  and interest due under the RLNs are subordinated.  No amounts were outstanding under any RLN as of March 31, 2007.

4 Purchase obligations represent fixed or minimum payment obligations under our contracts, $82 million of which relate to contracts with information technology service providers in connection with the technology initiative described in the “Operating and Administrative Expenses” section of this MD&A.  The amounts included herein represent the minimum contractual obligations in certain situations; however, actual amounts incurred may be substantially higher depending on the particular circumstance, including in the case of information technology contracts, the amount of usage once we have implemented it.
  Contracts that do not specify fixed payments or provide for a minimum payment are not included.  Certain contracts noted
  herein contain voluntary provisions under which the contract may be terminated for a specified fee, ranging up to $1 million, depending upon the contract.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Form 10-K or incorporated by reference herein are “forward looking statements” within the meaning of the Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors”.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

NEW ACCOUNTING STANDARDS

Refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We have identified the estimates below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these estimates on business operations are discussed throughout the MD&A where such estimates affect reported and expected financial results.  The evaluation of the factors used in determining each of our critical accounting estimates involves significant assumptions, complex analysis, and management judgment.  Changes in the evaluation of these factors may significantly impact the consolidated financial statements.  Different assumptions or changes in economic circumstances could result in additional changes to the determination of the allowance for credit losses, the determination of residual values, the valuation of our retained interests in securitizations, and our results of operations and financial condition.  Our other significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Determination of the Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable losses on our earning assets resulting from the failure of customers or dealers to make required payments.  The level of credit losses is influenced primarily by two factors: frequency of occurrence and loss severity.  These and other factors are further discussed in the “Credit Risk” section of this MD&A.  For evaluation purposes, exposures to credit losses are segmented into the two primary categories of “consumer” and “dealer”.  Our consumer portfolio is further segmented into retail finance receivables and lease earning assets, both of which are characterized by smaller contract balances and homogenous populations.  Our dealer portfolio consists of loans related to dealer financing.  The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether reserves are considered adequate to cover probable losses.  For further discussion of the accounting treatment of our allowance for credit losses, refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

The evaluation of the appropriateness of the allowance for credit losses and our exposure to credit losses involves estimates and requires significant judgment.  The estimate of credit losses is based upon information available at the reporting date.

Consumer Portfolio

The consumer portfolio is evaluated using methodologies such as roll rate analysis, credit risk grade/tier segmentation analysis, time series regression analysis, and vintage analysis.  Various techniques are used including the segmenting of retail finance receivables and lease earning assets into pools, identifying risk characteristics, and reviewing historical delinquency and loss trends.  Management also reviews and analyzes external factors including, but not limited to, changes in economic conditions, the used vehicle market, and consumer behavior.  In addition, internal factors, such as asset growth, purchase quality mix, and contract term length, are also considered in the review.   As discussed in the “Credit Risk” section of this MD&A, most of our credit losses are related to our consumer portfolio.

Dealer Portfolio

The dealer portfolio is evaluated by first segmenting dealer financing into loan-risk pools, which are determined based on the risk characteristics of the loan (i.e. secured, unsecured, syndicated, etc.).  The dealer pools are then analyzed using an internally developed risk rating process or by reference to third party risk rating sources.  In addition, field operations management is consulted each quarter to determine if any specific dealer loan is considered to be impaired.  If any such loans are identified, allocated reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The expected loss severity and frequency of occurrence on the vehicle retail and lease portfolios represent two of the key assumptions involved in determining the allowance for credit losses.  Holding other estimates constant, a 10 percent increase or decrease in either the estimated loss severity or the estimated frequency of occurrence on the vehicle retail and lease portfolios would have resulted in a change in the allowance for credit losses of $52 million as of March 31, 2007.

Determination of Residual Values

The determination of residual values on our lease portfolio involves estimating end of term market values of leased vehicles and industrial equipment.  Establishing these estimates involves various assumptions, complex analysis, and significant judgment.  Actual losses incurred at lease termination could be significantly different from expected losses.  Substantially all of our residual value risk relates to our vehicle lease portfolio.  For further discussion of the accounting treatment of residual values on our lease earning assets, refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

Residual values are estimated at lease inception by examining external industry data and our own experience.  Factors considered in this evaluation include, but are not limited to, expected economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices. Our management periodically reviews the estimated end of term market values of leased vehicles to assess the appropriateness of its carrying values.  To the extent the estimated end of term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value.  Factors affecting the estimated end of term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future. For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases in the Consolidated

Statement of Income.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues in the Consolidated Statement of Income.

Sensitivity Analysis

Estimated return rates and end of term market values represent two of the key assumptions involved in determining the amount and timing of depreciation expense to be recorded in the Consolidated Statement of Income.

The vehicle lease return rate represents the number of end of term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us. In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us. A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.  At March 31, 2007, holding other estimates constant, if the return rate for our existing portfolio of leased vehicles were to increase by 1 percent from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $9 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight line basis over the remaining terms of the operating leases.

End of term market values determine the amount of loss severity at lease maturity.  Loss severity is the extent to which the end of term market value of a leased vehicle is less than the estimated residual value.  Although we employ a rigorous process to estimate end of term market values, we may incur losses to the extent the end of term market value of a leased vehicle is less than the estimated residual value.  At March 31, 2007, holding other estimates constant, if end of term market values for our existing portfolio of leased vehicles were to decrease by 1 percent from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $45 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight line basis over the remaining terms of the operating leases.

Derivative Instruments

We manage our exposure to market risks such as interest rate and foreign exchange risks with derivative instruments.  These instruments include interest rate swaps, currency basis swaps, and purchased interest rate caps.  Our use of derivatives is limited to the management of interest rate and foreign exchange risks.  For further discussion of the accounting treatment of our derivatives, refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

Management determines the application of derivatives accounting through the identification of hedging instruments, hedged items, and the nature of the risk being hedged, as well as the methodology used to assess the hedging instrument's effectiveness. The fair values of our derivative financial instruments are calculated by applying standard valuation techniques, such as discounted cash flow analysis employing readily available market data, including interest rates, foreign exchange rates, and volatilities.  However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Sale of Receivables and Valuation of Retained Interests

Our securitization transactions are completed using QSPEs and are usually structured to obtain sale accounting treatment.  For further description of the securitization structures, refer to the “Off-Balance

Sheet Arrangements” section of this MD&A.

We are required to recognize a gain or loss on the sale of receivables in the period the sale occurs.  The recorded gains or losses on sold receivables depend on the carrying amount and the fair value of such receivables, less the fair value of obligations, if any, at the sale date.  We retain interests in the securitizations in the form of senior interests, which consist of senior securities we have purchased, and subordinated interests, which consist of interest-only strips and subordinated securities.  The subordinated retained interests do not have a readily available market value.  Therefore, the fair value of the retained interests is calculated by discounting forecasted cash flows using management’s estimates of key economic assumptions discussed below.  We recognize income from each retained interest over its life utilizing the effective yield method.  The yield represents the excess of all forecasted cash flows over the initial amount recorded as the retained interest at the sale date.  As adjustments to forecasted cash flows are made, we adjust the rate at which income is earned prospectively.  For further discussion of the accounting treatment of our securitizations, refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

Determination of the gain or loss on each sale of finance receivables, the fair value of retained interests, and the income from such retained interests requires management to make estimates and judgments regarding various assumptions.  Such assumptions include expected credit losses over the life of the sold receivables, the risk of payments on sold receivables occurring earlier than scheduled maturities, also referred to as prepayment speed,  discount rates used to calculate the present value of future cash flows, and weighted average life (in years).  The assumptions used are affected by various internal and external factors, including various portfolio, industry and economic indicators such as changes in economic conditions and consumer behavior that management believes are key to estimating expected credit losses, as well as historical delinquency and loss analysis and trends.  Our management evaluates these factors on a periodic basis for each securitization transaction and modifies our assumptions as the underlying analyses and the credit environment change.

ITEM7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

We are exposed to various types of market risks as a result of our normal business activities.  Market risk is the sensitivity of our income, market value, and capital to fluctuations in market variables such as foreign exchange rates, interest rates, and market prices.

We manage our exposure to certain market risks, in part through the use of derivative instruments. Refer to the “Derivative Instruments” section of the MD&A for further discussion of our use of derivative instruments.

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

The VaR model we use presents the potential loss in fair value for our portfolio from adverse changes in interest rates for a 30-day holding period within a 95 percent confidence interval using Monte Carlo simulation techniques.  The VaR methodology is applied to our financial instruments and lease contracts.  The methodology uses historical interest rate data to assess the potential future losses from changes in market interest rates while holding other market risks constant.  The model assumes that loan prepayments do not depend on the level of interest rates.  All options in the debt and derivatives portfolio are included in the VaR calculation, with the exception of options embedded in debt instruments which are offset by the use of interest rate swaps with options mirroring those embedded in the underlying debt.  These matched positions are not included in the VaR calculation as the resulting net exposure is not material.

The VaR of our portfolio as of and for the years ended March 31, 2007 and 2006 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows (dollars in millions):
	March 31, 2007	Average for the Year Ended March 31, 2007
Mean portfolio value	$10,651	$10,285
VaR	$127	$138
Percentage of the mean portfolio value	1.19%	1.34%
Confidence level	95.0%	95.0%

	March 31, 2006	Average for the Year Ended March 31, 2006
Mean portfolio value	$9,603	$9,555
VaR	$102	$117
Percentage of the mean portfolio value	1.06%	1.22%
Confidence level	95.0%	95.0%

Our calculated VaR exposure represents an estimate of reasonably possible net losses that would be recognized on our portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results.  Since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, as well as changes in the composition of our portfolio of financial instruments during the year, our calculated VaR exposure does not represent the maximum possible loss nor any expected loss. The VaR at March 31, 2007 compared to March 31, 2006 increased primarily as a result of overall growth in our asset portfolio.

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

A summary of the unrealized gains and losses on equity investments included in our other comprehensive income assuming a 10 percent and 20 percent adverse change in market prices is presented below (dollars in millions)1:

	March 31, 2007	March 31, 2006
Cost	$523	$363
Fair market value	600	461
Unrealized gain/(loss), net of tax	48	61
With estimated 10 percent adverse change, net of tax	11	32
With estimated 20 percent adverse change, net of tax	(26)	4

1 Excludes private placement fixed income pooled trusts, which are included in the VaR model described under “Interest Rate
  Risk”.

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

We are also exposed to foreign exchange risk related to equity, fixed income pooled trusts, and bond investments included in the investment portfolio of our insurance operations.  These investments consist primarily of international equity funds, international fixed income pooled trusts, and to a lesser extent, bond funds which are incorporated into the overall investment portfolio to provide broader diversification of the investment assets.  Substantially all of the market risk exposure to changes in currency exchange rates relates to the investments in international equity funds and international fixed income pooled trusts.  These international investments, and any related foreign exchange risk, are included in our market price risk analysis described above.

COUNTERPARTY CREDIT RISK

We enter into reciprocal collateral arrangements with certain counterparties to mitigate our exposure to the credit risk associated with the respective counterparty.  A valuation of our position with the respective counterparty is performed at least monthly.  If the market value of our net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to us.  Conversely, if the market value of the counterparty's net derivatives position with us exceeds a specified threshold, we are required to transfer cash collateral in excess of the threshold to the counterparty.  Our International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet.  At March 31, 2007 and 2006, we held a net $291 million and $251 million, respectively, in collateral from counterparties, which is included in cash and cash equivalents in the Consolidated Balance Sheet.  We are not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at March 31, 2007, reduced by the effects of master netting agreements and collateral.  At March 31, 2007, substantially all of our derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by NRSROs.  We have not experienced a counterparty default and do not currently anticipate non-performance by any of our counterparties, and as such have no reserves related to non-performance as of March 31, 2007.  In addition, many of our ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of the net counterparty credit exposure by credit rating as of March 31, 2007 and 2006 (net of collateral held) is presented below (dollars in millions):

	March 31, 2007	March 31, 2006
Credit Rating
AAA	$226	$156
AA	939	655
A	64	90
Total net counterparty credit exposure	$1,229	$901

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Toyota Motor Credit Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
June 12, 2007

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	March 31,
	2007	2006
ASSETS

Cash and cash equivalents	$1,329	$815
Investments in marketable securities	1,465	1,176
Finance receivables, net	47,862	42,022
Investments in operating leases, net	16,493	12,869
Other assets	2,219	1,379
Total assets	$69,368	$58,261

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$58,529	$48,708
Deferred income taxes	3,153	2,428
Other liabilities	2,621	2,330
Total liabilities	64,303	53,466

Commitments and contingencies (See Note 15)

Shareholder's equity:
Capital stock, $l0,000 par value (100,000 shares authorized;
issued and outstanding 91,500 in 2007 and 2006)	915	915
Accumulated other comprehensive income	52	60
Retained earnings	4,098	3,820
Total shareholder's equity	5,065	4,795
Total liabilities and shareholder's equity	$69,368	$58,261

See Accompanying Notes to Consolidated Financial Statements

 TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)

	Fiscal Years
	Ended March 31,
	2007	2006	2005
Financing revenues:
Operating lease	$3,624	$2,726	$2,141
Direct finance lease	108	138	169
Retail financing	2,431	1,915	1,506
Dealer financing	547	402	270
Total financing revenues	6,710	5,181	4,086

Depreciation on operating leases	2,673	2,027	1,579
Interest expense	2,666	1,502	670
Net financing revenues	1,371	1,652	1,837

Insurance earned premiums and contract revenues	334	288	251
Investment and other income	252	116	139
Net financing revenues and other revenues	1,957	2,056	2,227

Provision for credit losses	410	305	230
Expenses:
Operating and administrative	758	712	650
Insurance losses and loss adjustment expenses	126	115	104
Total provision for credit losses and expenses	1,294	1,132	984

Income before provision for income taxes	663	924	1,243
Provision for income taxes	231	344	481

Net income	$432	$580	$762

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
(Dollars in millions)
	Capital Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total

BALANCE AT MARCH 31, 2004	$915	$2,604	$44	$3,563

Net income for the year ended March 31, 2005	-	762	-	762
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $1 million	-	-	2	2
Reclassification adjustment for net gain included in net income, net of tax provision of $4 million	-	-	(6)	(6)
Total comprehensive income	-	762	(4)	758

Distribution of net assets to TFSA	-	(23)	6	(17)
Advances to TFSA	-	(60)	-	(60)

BALANCE AT MARCH 31, 2005	$915	$3,283	$46	$4,244

Net income for the year ended March 31, 2006	-	580	-	580
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $9 million	-	-	18	18
Reclassification adjustment for net gain included in net income, net of tax provision of $2 million	-	-	(4)	(4)
Total comprehensive income	-	580	14	594

Advances to TFSA	-	(24)	-	(24)
Reclassification to re-establish receivable due from TFSA (See Note 16)	-	96	-	96
Dividends	-	(115)	-	(115)

BALANCE AT MARCH 31, 2006	$915	$3,820	$60	$4,795

Net income for the year ended March 31, 2007	-	432	-	432
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $4 million	-	-	10	10
Reclassification adjustment for net gain included in net income, net of tax provision of $10 million	-	-	(18)	(18)
Total comprehensive income	-	432	(8)	424

Advances to TFSA	-	(24)	-	(24)
Dividends	-	(130)	-	(130)

BALANCE AT MARCH 31, 2007	$915	$4,098	$52	$5,065

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
	Fiscal Years Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$432	$580	$762
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	183	(66)	(157)
Depreciation and amortization	3,263	2,484	1,759
Recognition of deferred income	(682)	(469)	(295)
Provision for credit losses	410	305	230
(Increase) decrease in other assets	(412)	129	60
Increase (decrease) in amounts held under reciprocal collateral arrangements	40	(731)	919
Increase (decrease) in deferred income taxes	730	(165)	372
Increase in other liabilities	207	84	154
Net cash provided by operating activities	4,171	2,151	3,804

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,363)	(1,632)	(766)
Disposition of investments in marketable securities	1,114	1,408	759
Acquisition of finance receivables	(22,325)	(19,713)	(17,961)
Collection of finance receivables	16,886	14,360	11,109
Acquisition of direct finance leases	(165)	(135)	(108)
Collection of direct finance leases	635	954	1,728
Net change in wholesale receivables	(1,220)	(207)	(390)
Acquisition of investments in operating leases	(8,548)	(7,809)	(5,213)
Disposals of investments in operating leases	2,431	2,362	2,082
Net cash used in investing activities	(12,555)	(10,412)	(8,760)

Cash flows from financing activities:
Proceeds from issuance of debt	16,286	13,328	9,260
Payments on debt	(9,882)	(6,601)	(6,538)
Net change in commercial paper	2,648	1,689	2,289
Advances to TFSA	(24)	(24)	(14)
Dividends paid	(130)	(115)	-
Distribution of net assets to TFSA[1]	-	-	(60)
Net cash provided by financing activities	8,898	8,277	4,937

Net increase (decrease) in cash and cash equivalents	514	16	(19)

Cash and cash equivalents at the beginning of the period	815	799	818
Cash and cash equivalents at the end of the period	$1,329	$815	$799

1 Non-cash investing and financing activities in connection with the fiscal 2005 distribution of net assets to TFSA are discussed in further detail in Note 1 – Nature of Operations.

See Accompanying Notes to Consolidated Financial Statements.

 TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

Toyota Motor Credit Corporation was incorporated in California in 1982 and commenced operations in 1983.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.  We are wholly-owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation, which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation.  TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation.  TFSC manages TMC’s worldwide financial services operations.  TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services.

We provide a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers in the United States (excluding Hawaii) (the “U.S.”) and Puerto Rico.  We also provide finance products to commercial and industrial equipment dealers (“industrial equipment dealers”) and their customers.  Our products fall primarily into the following finance and insurance product categories:

•	Finance - We provide a broad range of finance products including retail financing, leasing, and dealer financing to vehicle and industrial equipment dealers and their customers.

•
Insurance - Through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly-owned subsidiary, we provide marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers.  We also provide coverage and related administrative services to certain affiliates.

Our primary finance and insurance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus vehicle dealers.

During fiscal 2005, we transferred substantially all of our interests in Toyota Services de Mexico, S.A. de C.V. (“TSM”) and Toyota Services de Venezuela, C.A. (“TSV”), and our minority interest in Banco Toyota do Brasil, S.A. (“BTB”), to TFSA.  The transfer of the $17 million carrying value, net of the $6 million cumulative translation adjustment, of our interests in these entities was accounted for as a distribution of assets and, accordingly, a reduction of shareholder’s equity.  Included in the distribution of assets was a net non-cash decrease in our assets and liabilities of $133 million and $130, respectively.  Due to the immaterial size of the Mexican and Venezuelan operations and the Brazilian holdings relative to our consolidated financial condition and results of operations, the related assets, liabilities, and results of operations prior to the transfer are included with the results of ongoing operations in the Consolidated Balance Sheet and Consolidated Statement of Income.

As of March 31, 2007, approximately 23 percent of managed vehicle retail and lease assets were located in California, 9 percent in Texas, 7 percent in New York, and 6 percent in New Jersey.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

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

Investments in Marketable Securities

Investments in marketable securities consist of fixed income and equity securities and interests retained in the sale of receivables.  Our accounting policies related to the valuation of interests retained in the sale of receivables are discussed under “Sale of Receivables and Valuation of Retained Interests” within this footnote.

Fixed income and equity securities are designated as available-for-sale and carried at fair value using quoted market prices with unrealized gains or losses included in accumulated other comprehensive income, net of applicable taxes.  We use the specific identification method to determine realized gains and losses related to our investment portfolio.  Realized investment gains and losses are reflected in investment and other income in the Consolidated Statement of Income.  Premiums and discounts on investments are amortized to investment income using the effective interest method.

We utilize a systematic process to evaluate whether unrealized losses related to investments in fixed income and equity securities are temporary in nature. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. If losses are considered to be other-than-temporary, the cost basis of the security is written down to fair value and the write down is reflected in investment and other income in the Consolidated Statement of Income.

Retail Receivables and Dealer Financing

Revenues associated with retail receivables and dealer financing are recognized so as to approximate a level rate of return over the contract term.  Incremental direct costs incurred in connection with the acquisition of retail receivables and dealer financing, including incentive and rate participation payments made to vehicle dealers, are capitalized and amortized so as to approximate a level rate of return over the term of the related contracts.  Retail receivables are reported at their outstanding balance, including

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (Continued)

accrued interest and incremental direct costs, net of unearned income.

Unearned income includes deferred income on affiliate sponsored special rate program (“subvention”) payments received from affiliates.  We intend to hold substantially all of our retail receivables to maturity.

Direct Finance Leases

At lease inception, we record the aggregate future minimum lease payments, contractual residual value of the leased vehicle, and unearned income.  Unearned income includes deferred subvention payments received from affiliates.  Revenue is recognized over the lease term so as to approximate a level rate of return on the outstanding net investment.  Incremental direct costs and fees paid or received in connection with the acquisition of direct finance leases, including incentive and rate participation payments made to vehicle dealers and acquisition fees collected from customers, are capitalized and amortized so as to approximate a level rate of return over the term of the related contracts.

Investments in Operating Leases

Investments in operating leases are recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value. Operating lease revenue is recorded to income on a straight-line basis over the term of the lease.  Incremental direct costs and fees paid or received in connection with the acquisition of vehicle leases, including incentive and rate participation payments made to vehicle dealers and acquisition fees collected from customers, are capitalized and amortized on a straight-line basis over the term of the related contracts.  Investments in operating leases are recorded net of deferred subvention payments received from affiliates and deferred acquisition fees collected from customers.  Operating lease revenue is recorded net of sales taxes collected from customers.

Determination of Residual Values

Substantially all of our residual value risk relates to our vehicle lease portfolio. Residual values of lease earning assets are estimated at lease inception by examining external industry data and our own experience.  Factors considered in this evaluation include, but are not limited to, expected economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices. Our management periodically reviews the estimated end of term market values of leased vehicles to assess the appropriateness of its carrying values.  To the extent the estimated end of term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value.  Factors affecting the estimated end of term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.  For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases in the Consolidated Statement of Income.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues in the Consolidated Statement of Income.

We periodically evaluate the carrying value of operating leases for impairment.  If the expected undiscounted future cash flows over the remaining lease terms are less than book value, the operating lease assets are considered to be impaired and a loss is recorded in the current period Consolidated Statement of Income.  We use various channels to sell vehicles returned at lease end.  We do not re-lease returned vehicles.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (Continued)

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable losses on our earning assets resulting from the failure of customers or dealers to make required payments.  Management evaluates the allowance at least quarterly, considering a variety of factors and assumptions to determine whether the allowance is considered adequate to cover probable losses.  The allowance for credit losses is management’s best estimate of the amount of probable credit losses in our existing portfolio.

Increases to the allowance for credit losses are accompanied by corresponding charges to the provision for credit losses.  Except where applicable law requires otherwise, account balances are charged off when payments due are no longer expected to be received or the account is 150 days contractually delinquent,  whichever occurs first.  Related collateral, if recoverable, is repossessed and sold.  Any shortfalls between proceeds received from the sale of repossessed collateral and the amounts due from customers are charged against the allowance.  The allowance related to our earning assets is included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet. The related provision expense is included in the provision for credit losses in the Consolidated Statement of Income.  Charge-offs are presented net of amounts recovered on previously charged off accounts.

Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to net settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis.  Changes in the fair value of the derivatives are recorded in interest expense in the Consolidated Statement of Income.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  We elect at inception whether to designate a derivative as a hedge accounting derivative.  That designation may change based on management’s intentions and changing circumstances.  Hedge accounting derivatives are comprised of pay-float interest rate swaps and cross currency interest rate swaps.  Non-hedge accounting derivatives are comprised of pay-fixed interest rate swaps, de-designated pay-float interest rate swaps, pay-float interest rate swaps for which hedge accounting has not been elected, interest rate caps, and currency basis swaps.  De-designation of hedge accounting derivatives is further discussed below.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (Continued)

In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. When we designate a derivative in a hedging relationship, we document the risk management objective and strategy.  This documentation includes the identification of the hedging instrument, the hedged item and the risk exposure, and how we will assess effectiveness prospectively and retrospectively. We assess the extent to which a hedging instrument is effective at achieving offsetting changes in fair value at least quarterly.  We recognize changes in the fair value of derivatives designated in fair value hedging relationships (including foreign currency fair value hedging relationships) in interest expense in the Consolidated Statement of Income along with the fair value changes of the hedged item attributable to the hedged risk. For certain types of existing hedge relationships that meet stringent criteria, we apply the shortcut method, which provides an assumption of zero ineffectiveness that results in equal and offsetting changes in fair value in the Consolidated Statement of Income for both the hedged debt and the hedge accounting derivative.

When the shortcut method is not applied, any ineffective portion of the derivative that is designated as a fair value hedge is recognized as a component of interest expense in the Consolidated Statement of Income.  If we elect not to designate a derivative instrument in a hedging relationship, or the relationship does not qualify for hedge accounting treatment, the full change in the fair value of the derivative instrument is recognized as a component of interest expense in the Consolidated Statement of Income with no offsetting adjustment for the economically hedged item.

We review the effectiveness of our hedging relationships quarterly to determine whether the relationships have been and continue to be effective.  We use regression analysis to assess the effectiveness of our hedges.  When we determine that a hedging relationship is not or has not been effective, hedge accounting is no longer applied.  If hedge accounting is discontinued, we continue to carry the derivative instrument as a component of other assets or other liabilities in the Consolidated Balance Sheet at our fair value with changes in fair value reported as interest expense in the Consolidated Statement of Income.  Additionally, for discontinued fair value hedges, we cease to adjust the hedged item for changes in fair value and amortizes the cumulative fair value adjustments recognized in prior periods over the remaining term of the debt.

We will also discontinue the use of hedge accounting if a derivative is sold, terminated, or exercised, or if management determines that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”).  De-designated derivatives are included within the category of non-hedge accounting derivatives.

Foreign Currency Transactions

Certain transactions we have entered into, primarily related to debt, are denominated in foreign currencies.  These transactions are fully hedged at issuance.  During periods when the debt and the related derivatives do not qualify for hedge accounting, these transactions are translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance sheet date using the exchange rate in effect at that date.  Gains and losses related to foreign currency transactions, primarily debt, are included in interest expense in the Consolidated Statement of Income.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (Continued)

Insurance Earned Premiums and Contract Revenues

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

The portion of premiums and contract revenues written applicable to the unexpired terms of the policies is recorded as unearned premiums or unearned contract revenue.  Policies and contracts sold are usually in force from 3 to 84 months.  Certain costs of acquiring new business, consisting primarily of commissions and premium taxes, are deferred and amortized over the term of the related policies on the same basis as revenues are earned.

Commissions and fees from services provided are recognized over the term of the coverage in relation to the timing of services performed.  The effect of subsequent cancellations is recorded as an offset to unearned insurance premiums and unearned contract revenues.

Insurance Losses and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses include amounts paid and accrued for loss events that are known and have been recorded as claims, estimates of losses incurred but not reported that are based on actuarial estimates and historical loss development patterns, and loss adjustment expenses that are expected to be incurred in connection with settling and paying these claims.

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in other liabilities in the Consolidated Balance Sheet.  Estimated liabilities are reviewed regularly and we recognize any differences in the periods they are determined.  If anticipated losses, loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

Reinsurance

On certain covered risks, we purchase on an annual basis reinsurance to protect us against the impact of large, irregularly occurring losses.  Reinsurance reduces the magnitude of sudden unpredictable changes in net income. The amounts recoverable from reinsurers are estimated in a manner consistent with the reinsurance policy and include recoverable amounts for paid and unpaid losses.  Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and amounts paid to reinsurers relating to the unexpired portion of reinsurance contracts are included in other assets in the Consolidated Balance Sheet.  Ceded insurance-related expenses are recorded as a reduction to insurance losses and loss adjustment expenses in the Consolidated Statement of Income.  Amounts recoverable from reinsurers are recorded as a receivable but are not collectible until the losses are paid.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (Continued)

Income Taxes

We use the liability method of accounting for income taxes under which deferred tax assets and liabilities are adjusted to reflect changes in tax rates and laws in the period such changes are enacted resulting in adjustments to the current fiscal year’s provision for income taxes.

TMCC files a consolidated federal income tax return with its subsidiaries and TFSA.  TMCC files either separate or consolidated/combined state income tax returns with Toyota Motor North America (“TMA”), TFSA, or subsidiaries of TMCC.  State income tax expense is generally recognized as if TMCC and its subsidiaries filed their tax returns on a stand-alone basis.  In those states where TMCC and its subsidiaries join in the filing of consolidated or combined income tax returns, TMCC and its subsidiaries are allocated their share of the total income tax expense based on combined allocation/apportionment factors and separate company income or loss. Based on the state tax sharing agreement with TMA, TMCC and its subsidiaries pay for their share of the combined income tax expense and are reimbursed for the benefit of any of their tax losses utilized in the combined state income tax returns.

Sale of Receivables and Valuation of Retained Interests

Our securitization transactions are completed using qualified special purpose entities (“QSPE”), also referred to as securitization trusts, and are usually structured to obtain sale accounting.  Sale accounting treatment requires that gains or losses on finance receivables sold are recognized in the period in which the sale occurs.  The recorded gains or losses on sold receivables depend on the carrying amount and the fair value of such receivables, less the fair value of retained obligations, if any, at the sale date.  The carrying amount is allocated between the sold receivables and the subordinated retained interests described below based on their relative fair values at the sale date.  Gains or losses on sold receivables are included in investment and other income in the Consolidated Statement of Income.

We retain subordinated interests in the securitizations, which are included in investments in marketable securities in the Consolidated Balance Sheet. Subordinated interests include interest only strips and subordinated securities, which provide credit enhancement to the senior securities.  These subordinated retained interests are paid after the required distributions are made to senior securities.   The subordinated retained interests do not have a readily available market value.  Therefore, the fair value of the retained interests is calculated by discounting forecasted cash flows using management’s estimates of key economic assumptions.  All key assumptions used in the valuation of the retained interests are periodically reviewed and are revised as deemed appropriate.

We recognize income from retained interests over the life of the respective underlying retained interest using the effective yield method.  The yield represents the excess of all forecasted cash flows over the initial amount recorded as the retained interest at the sale date.  As adjustments to forecasted cash flows are made, we adjust the rate at which income is earned prospectively.  If changes in the forecasted cash flows result in an other-than-temporary decline in the fair value of the retained interests, then an impairment loss is recognized to the extent that the fair value is less than the carrying amount.  Such losses, when incurred, are included in investment and other income in the Consolidated Statement of Income.  Otherwise, any difference in the carrying amount and the fair value of the retained interest is recognized as an unrealized gain or loss, net of income taxes, and is included in accumulated other comprehensive income in the Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (Continued)

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. We adopted the statement on April 1, 2006 and it did not have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective as of April 1, 2007. The adoption of SFAS 156 is not expected to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position.  FIN 48 will be effective for us as of April 1, 2007.  The adoption of FIN 48 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the financial statements are materially misstated.  SAB 108 is effective for our annual financial statements covering the fiscal year ended March 31, 2007.  The implementation of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over specific entity inputs.  The standard establishes a three level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date.  SFAS 157 is effective for us as of April 1, 2008.  We are currently evaluating the impact of adopting SFAS 157 and are unable to estimate its impact, if any, on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”).  This standard requires employers that sponsor defined benefit plans to recognize the over-funded status of a defined benefit postretirement plan as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income. SFAS 158 requires the determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of Accumulated Other Comprehensive Income.  This statement is effective for us as of March 31, 2007.  We are a participating employer in certain retirement, postretirement health care and life insurance plans that are sponsored by an affiliate, Toyota Motor Sales, U.S.A., Inc. (“TMS”).  We adopted SFAS 158 as of March 31, 2007 and it did not have a material impact on Shareholder’s Equity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for us as of April 1, 2008, with earlier adoption permitted. This standard provides an option to irrevocably elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. Under SFAS 159, fair value would be used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes recognized in earnings. We are currently evaluating the impact of adopting SFAS 159 and are unable to estimate its impact, if any, on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities

The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses are as follows (dollars in millions):
	March 31, 2007
	Cost	Fair Value	Unrealized Gains	Unrealized Losses
Available-for-sale securities:
Subordinated securities	$9	$9	$-	$-
Interest-only strips	-	1	1	-
Asset-backed securities	28	28	-	-
Mortgage-backed securities	151	152	1	-
U.S. Treasury and government agency debt securities	53	53	-	-
Municipal debt securities	-	-	-	-
Foreign government debt securities	-	-	-	-
Corporate debt securities	128	130	2	-
Equity securities[1]	1,014	1,092	82	(4)
Other debt securities	-	-	-	-
Total marketable securities	$1,383	$1,465	$86	($4)

	March 31, 2006
	Cost	Fair Value	Unrealized Gains	Unrealized Losses
Available-for-sale securities:
Subordinated Securities	$23	$23	$-	$-
Interest-only strips	2	7	5	-
Asset-backed securities	15	15	-	-
Mortgage-backed securities	338	334	2	(6)
U.S. Treasury and government agency debt securities	67	65	-	(2)
Municipal debt securities	12	12	-	-
Foreign government debt securities	5	5	-	-
Corporate debt securities	148	147	1	(2)
Equity securities[1]	380	478	99	(1)
Other debt securities	90	90	-	-
Total marketable securities	$1,080	$1,176	$107	($11)

1 The balance at March 31, 2007 includes private placement fixed income pooled trusts which had a cost of $491 million and fair market value of $492 million.  The balance at March 31, 2006 includes private placement fixed income pooled trusts which had a cost and fair market value of $17 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities (Continued)

At March 31, 2007 and 2006, there were no marketable securities in our available-for-sale portfolio with material unrealized losses that have been in an unrealized loss position for more than a year.

Proceeds from sales and realized gains and losses on sales from available-for-sale securities are presented below (dollars in millions).

	Years Ended March 31,
	2007	2006	2005
Available-for-sale securities[1]:
Proceeds from sales	$936	$1,282	$610
Realized gains on sales	$82	$13	$13
Realized losses on sales[2]	$10	$8	$8

1 The cash flow information presented above relates to our investment portfolio of our insurance operations.  Cash flows related to interests retained in securitization transactions are discussed in Note 7 – Sale of Receivables.
2 Realized losses incurred in fiscal 2007, 2006, and 2005 include $6 million, $3 million and $4 million, respectively, in impairment losses.

The contractual maturities of investments in marketable securities at March 31, 2007 are summarized in the following table (dollars in millions).  Prepayments may cause actual maturities to differ from scheduled maturities.

Available-for-Sale Securities:	Cost	Fair Value
Within one year	$25	$26
After one year through five years	102	103
After five years through ten years	41	41
After ten years	201	203
Equity securities	1,014	1,092
Total	$1,383	$1,465

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $5 million and $4 million at March 31, 2007 and 2006, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net

Finance receivables, net consisted of the following (dollars in millions):

	March 31,
	2007	2006
Retail receivables	$38,785	$33,919
Direct finance leases	778	1,270
Dealer financing	8,868	7,329
	48,431	42,518
Deferred origination costs	684	627
Unearned income	(760)	(627)
Allowance for credit losses	(493)	(496)
Finance receivables, net	$47,862	$42,022

The net investment in direct finance leases included in finance receivables, net consisted of the following (dollars in millions):

	March 31,
	2007	2006
Minimum lease payments to be received	$485	$719
Estimated unguaranteed residual values	293	551
Direct finance leases	778	1,270
Plus: Deferred origination costs	2	6
Less: Unearned income	(64)	(126)
Investment in direct finance leases, net of unearned income	$716	$1,150

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net (Continued)

Minimum lease payments on direct finance leases and contractual maturities on retail receivables and dealer financing are as follows (dollars in millions):

	Minimum lease payments on	Contractual Maturities
Years Ending March 31,	Direct finance leases	Retail receivables	Dealer financing
2008	$235	$10,540	$7,229
2009	128	9,827	527
2010	67	8,274	367
2011	38	6,072	363
2012	15	3,259	298
Thereafter	2	813	84
Total	$485	$38,785	$8,868

A significant portion of our finance receivables has historically been repaid prior to contractual maturity dates; contractual maturities as shown above should not be considered as necessarily indicative of future cash collections.

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following (dollars in millions):

	March 31,
	2007	2006
Vehicles	$20,448	$15,690
Equipment and other	844	751
	21,292	16,441
Deferred origination fees	(47)	(39)
Deferred income	(404)	(311)
Accumulated depreciation	(4,287)	(3,188)
Allowance for credit losses	(61)	(34)
Investments in operating leases, net	$16,493	$12,869

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Investments in Operating Leases, Net (Continued)

Future minimum lease rentals on operating leases are as follows (dollars in millions):

Years Ending March 31,	Future Minimum Rentals on Operating Leases
2008	$3,239
2009	2,380
2010	1,140
2011	355
2012	70
Thereafter	-
Total	$7,184

A significant portion of our operating lease contracts has historically been terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of future cash collections.

Note 6 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses and aggregate balances 60 or more days past due on finance receivables and investments in operating leases (dollars in millions):

	Years Ended March 31,
	2007	2006	2005
Allowance for credit losses at beginning of period	$530	$503	$520
Provision for credit losses	410	305	230
Charge-offs, net of recoveries[1]	(386)	(278)	(243)
Distribution of net assets to TFSA	-	-	(4)
Allowance for credit losses at end of period	$554	$530	$503

1 Net of recoveries of $82 million, $79 million, and $69 million in years ended March 31, 2007, 2006 and 2005, respectively.

	Years Ended March 31,
	2007	2006	2005
Aggregate balances 60 or more days past due[2]
Finance receivables[3]	$258	$198	$115
Operating leases[3]	39	38	17
Total	$297	$236	$132

2 Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Sale of Receivables

We retain servicing rights and earn a contractual servicing fee of 1 percent per annum on the total monthly outstanding principal balance of our securitized retail receivables.  In a subordinated capacity, we retain interest-only strips and subordinated securities in these securitizations.   The retained interests are held as restricted assets.  Investors in the securitizations have no recourse to us beyond our retained subordinated interests, any cash reserve funds, and any amounts drawn on revolving liquidity notes.  Our exposure to these retained interests exist until the associated securities are paid in full.  Investors do not have recourse to other assets held by TMCC for failure of obligors on the receivables to pay when due.

Cash Flows from Securitizations

No securitizations were executed during fiscal 2007, 2006 and 2005. The following table summarizes certain cash flows received from, and paid to, the retail securitization trusts outstanding during fiscal 2007, 2006, and 2005 (dollars in millions).

	Years Ended March 31,
	2007	2006	2005

Cash flow information:
Servicing fees received	$4	$13	$32
Excess interest received from interest only strips	$10	$30	$79
Repurchases of receivables[1]	-	($442)	($292)
Servicing advances	($2)	($4)	($2)
Reimbursement of servicing advances	$2	$7	$8

[1] Balance represents optional clean-up calls. We exercised our right to repurchase finance receivables from securitization trusts as provided for in the terms of our securitization agreements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Sale of Receivables (Continued)

Managed Receivables

Outstanding balances, delinquency amounts and net credit losses for managed receivables, which include both owned and securitized receivables, are summarized as follows (dollars in millions):

	March 31,
	2007	2006
Retail finance receivables managed	$38,935	$34,573
Direct finance leases managed	715	1,150
Dealer financing managed	8,869	7,329
Total finance receivables managed	$48,519	$43,052

Less:
Securitized retail finance receivables	164	533
Allowance for credit losses	493	497
Total finance receivables owned	$47,862	$42,022

	Amount 60 Days or More Past Due		Credit Losses Net of Recoveries
	March 31,		March 31,
	2007	2006	2007	2006
Retail finance receivables managed	$250	$183	$335	$245
Direct finance leases managed	6	16	10	13
Dealer financing managed	2	1	-	-
Total finance receivables managed	$258	$200	$345	$258

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Interest Expense and Derivatives and Hedging Activities

The following table summarizes the components of interest expense (dollars in millions):

	Years ended March 31,
	2007	2006	2005

Interest expense on debt	$2,564	$1,792	$1,167
Amortization of basis adjustments on debt	(72)	(128)	(179)
Net interest realized on hedge accounting derivatives	206	(7)	(177)
Amortization of debt issue costs	57	43	43
Ineffectiveness related to hedge accounting derivatives	15	4	(15)
Other	-	-	(12)
Interest expense excluding non-hedge accounting results	2,770	1,704	827
Net result from non-hedge accounting	(104)	(202)	(157)
Total interest expense	$2,666	$1,502	$670

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense (dollars in millions):

	Years ended March 31,
	2007	2006	2005

Currency basis swaps unrealized (gain)/loss	($127)	$114	($85)
Foreign currency transaction loss/(gain)	127	(115)	83
Net interest realized on non-hedge accounting derivatives	(344)	(260)	(71)
Unrealized loss/(gain) on non-hedge accounting derivatives
Interest rate swaps	242	51	(62)
Interest rate caps	(2)	7	(6)
Other	-	1	(16)
Net result from non-hedge accounting	($104)	($202)	($157)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Interest Expense and Derivatives and Hedging Activities (Continued)

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	March 31,
	2007	2006

Derivative assets	$1,520	$1,152
Less: Collateral held[1]	291	251
Derivative assets, net of collateral	$1,229	$901

Derivative liabilities	$97	$230

[1] Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described below under “Counterparty Credit Risk”.

Counterparty Credit Risk

We enter into reciprocal collateral arrangements with certain counterparties to mitigate our exposure to the credit risk associated with the respective counterparty.  A valuation of our position with the respective counterparty is performed monthly.  If the market value of our net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to us.  Conversely, if the market value of the counterparty's net derivatives position with us exceeds a specified threshold, we are required to transfer cash collateral in excess of the threshold to the counterparty. Our International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet.  At March 31, 2007 and 2006, we held a net $291 million and $251 million, respectively, in collateral from counterparties, which is included in cash and cash equivalents in the Consolidated Balance Sheet.  We are not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at March 31, 2007, reduced by the effects of master netting agreements and collateral.  At March 31, 2007, substantially all of our derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by nationally recognized statistical rating organizations.  We have not experienced a counterparty default and do not currently anticipate non-performance by any of our counterparties, and as such have no reserves related to non-performance as of March 31, 2007.  In addition, many of our ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Interest Expense and Derivatives and Hedging Activities (Continued)

A summary of the net counterparty credit exposure by credit rating as of March 31, 2007 and 2006 (net of collateral held) is presented below (dollars in millions):
	March 31,
	2007	2006

Credit Rating
AAA	$226	$156
AA	939	655
A	64	90
Total net counterparty credit exposure	$1,229	$901

Note 9 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following (dollars in millions):

	March 31,
	2007	2006

Other assets:
Derivative assets	$1,229	$901
Used vehicles held for sale[1]	132	160
Deferred charges	151	108
Income taxes receivable	342	-
Other assets	365	210
Total other assets	$2,219	$1,379

Other liabilities:
Unearned insurance premiums and contract revenues	$1,139	$953
Accounts payable and accrued expenses	935	846
Derivative liabilities	97	230
Deferred income	263	186
Other liabilities	187	115
Total other liabilities	$2,621	$2,330

1Primarily represents repossessed and off-lease vehicles.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows (dollars in millions):

			Weighted Average Contractual Interest Rates
	March 31,		March 31,
	2007	2006	2007	2006

Commercial paper[1]	$14,954	$12,162	5.29%	4.67%
Notes and loans payable[1]	42,440	36,089	4.44%	4.09%
Carrying value adjustment[2]	1,135	457
Debt	$58,529	$48,708	4.67%	4.23%

[1] Includes unamortized premium/discount.
[2] Represents the effects of foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

The carrying value of our notes and loans payable includes unsecured notes denominated in various foreign currencies valued at $17.0 billion and $12.5 billion at March 31, 2007 and 2006, respectively.  Concurrent with the issuance of these unsecured notes, we entered into cross currency interest rate swaps or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Additionally, the carrying value of our notes and loans payable at March 31, 2007 consists of $9.0 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 8.4 percent and $34.6 billion of unsecured fixed rate debt with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate debt, we generally elect to enter into interest rate swaps to convert fixed rate debt to floating rate debt.

As of March 31, 2007, our commercial paper had an average remaining maturity of 44 days.  Our notes and loans payable mature on various dates through fiscal 2047.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Debt (Continued)

Scheduled maturities of our debt portfolio are summarized below (dollars in millions):
March 31, 2007

Commercial paper	$14,954
Other debt due in the fiscal years ending:
2008	13,110
2009	8,722
2010	8,413
2011	4,386
2012	4,307
Thereafter	4,637
Total other debt	43,575
Debt	$58,529

Interest payments on debt, including net settlements on interest rate swaps, were $1.6 billion, $1.4 billion, and $842 million in fiscal 2007, 2006, and 2005, respectively.

Note 11 – Liquidity Facilities and Letters of Credit

During fiscal 2007, TMCC and Toyota Credit de Puerto Rico Corp. (“TCPR”) entered into two new committed syndicated bank credit facilities.

364 Day Credit Agreement
In March 2007, TMCC, TCPR, and other Toyota affiliates entered into a $4.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2007.

Participation in this facility replaces the $2.9 billion 364 day syndicated bank credit facility which was in place at March 31, 2006.

Five Year Credit Agreement
In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2007.

Participation in this facility replaces the $5.8 billion five year syndicated bank credit facility which was in place at March 31, 2006.

Letters of Credit Facilities Agreement
In addition, TMCC has uncommitted letters of credit facilities totaling $55 million at March 31, 2007 and 2006.  Of the total credit facilities, $2 million of the uncommitted letters of credit facilities were used at March 31, 2007 and 2006.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Fair Value of Financial Instruments

The fair value of financial instruments at March 31, 2007 and 2006 was estimated using the valuation methodologies described below.  Considerable judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of our financial instruments are as follows (dollars in millions):

	March 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Balance sheet financial instruments:

Assets:
Cash and cash equivalents	$1,329	$1,329	$815	$815
Investments in marketable securities	$1,465	$1,465	$1,176	$1,176
Finance receivables, net [1]	$47,158	$46,567	$40,896	$40,246
Derivative assets	$1,229	$1,229	$901	$901

Liabilities:
Debt	$58,529	$58,588	$48,708	$48,290
Derivative liabilities	$97	$97	$230	$230

1 Includes $8.7 billion and $6.8 billion of variable rate finance receivables at March 31, 2007 and 2006, respectively, whose carrying amounts approximate fair value as these receivables re-price at prevailing market rates.  Excludes $704 million and
  $1.1 billion of direct finance leases, net at March 31, 2007 and 2006, respectively, which are not considered financial instruments.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Fair Value of Financial Instruments (Continued)

The fair value estimates presented herein are based on information available as of March 31, 2007 and 2006.  The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these investments.

Investments in Marketable Securities

The fair value of marketable securities was estimated using quoted market prices or discounted cash flow analysis.

Finance Receivables, Net

The fair value of fixed rate finance receivables at March 31, 2007 and 2006 was estimated by discounting expected cash flows using the blended rates of finance receivables originated during the quarters ended March 31, 2007 and 2006, respectively.  Although the fair value of finance receivables at March 31, 2007 was less than the carrying amount, management expects to collect all amounts due according to the contractual terms of the finance receivable agreements, less the related allowance for credit losses, based on our intent to hold the finance receivables to maturity.

Derivative Assets and Liabilities

The estimated fair value of our derivative assets and liabilities was derived by discounting expected cash flows using quoted market exchange rates, quoted market interest rates, or quoted market prices, as of March 31, 2007 and 2006 as applicable to each instrument.  Derivative assets and liabilities are recorded in other assets and other liabilities, respectively, in the Consolidated Balance Sheet.

Debt

The fair value of debt was estimated by discounting expected cash flows using the interest rates at which debt of similar credit quality and maturity would be issued as of March 31, 2007 and 2006.  We utilize quoted market exchange rates, quoted market interest rates, or quoted market prices, when appropriate, in developing cash flows.  The carrying amount of commercial paper was assumed to approximate fair value due to the short maturity of these instruments.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Pension and Other Benefit Plans

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

Employees of TMCC, TCPR, and TMCC’s insurance subsidiaries are also eligible to participate in the Toyota Savings Plan sponsored by TMS.  Participants may elect to contribute up to 30 percent of their base pay on a pre-tax basis, subject to Internal Revenue Code limitations.  We match 66-2/3 cents for each dollar the participant contributes, up to 6 percent of base pay.  Participants are vested 25 percent each year with respect to our contributions and are fully vested after four years.

In addition, employees of TMCC, TCPR, and TMCC’s insurance subsidiaries are generally eligible to participate in various health and life and other post-retirement benefits sponsored by TMS.  In order to be eligible for these benefits, the employee must retire from the company with at least ten years of service and in some cases be at least 55 years of age.

We adopted SFAS 158 as of March 31, 2007 and it did not have a material impact on Shareholder’s Equity.

Our employee benefits expense was $63 million, $61 million, and $54 million for the years ended March 31, 2007, 2006, and 2005, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 – Income Tax Provision

The provision for income taxes consisted of the following (dollars in millions):

	Years Ended March 31,
	2007	2006	2005

Current
Federal, net of foreign tax credit	($440)	$464	$ 52
State	(61)	34	47
Foreign	2	10	11
Total current	(499)	508	110
Deferred
Federal	636	(360)	349
State	94	196	22
Total deferred	730	(164)	371
Provision for income taxes	$231	$344	$481

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years Ended March 31,
	2007	2006	2005

Provision for income taxes at U.S. federal statutory tax rate	35.00%	35.00%	35.00%
State and local taxes (net of federal tax benefit)	3.74%	3.84%	4.10%
Other[1]	(3.88%)	(1.64%)	(0.38%)
Effective tax rate	34.86%	37.20%	38.72%

[1] Includes deferred tax benefit due to reduced effective state tax rate and new hybrid credit for the years ended March 31, 2007 and 2006.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Tax Provision (Continued)

The deferred federal and state income tax liabilities are as follows (dollars in millions):

	March 31,
	2007	2006

Federal	$2,793	$2,031
State	360	397
Net deferred income tax liability	$3,153	$2,428

Our deferred tax liabilities and assets consisted of the following (dollars in millions):

	March 31,
	2007	2006

Liabilities:
Lease transactions	$3,227	$2,684
State taxes	234	270
Mark-to-market of investments in marketable securities and derivatives	31	-
Other	117	79
Deferred tax liabilities	3,609	3,033

Assets:
Mark-to-market of investments in marketable securities and derivatives	-	26
Provision for losses	262	227
Deferred costs and fees	90	329
Net operating loss and tax credit carryforwards	117	36
Deferred tax assets	469	618
Valuation allowance	(13)	(13)
Net deferred tax assets	456	605

Net deferred income tax liability	$3,153	$2,428

We generated federal tax net operating loss carryforwards of $128 million for fiscal 2007.  At March 31, 2007, we have a deferred tax asset of $35 million for state tax net operating loss carryforwards which expire in fiscal 2008 through fiscal 2027.  In addition, at March 31, 2007,  we have a deferred federal tax asset for foreign tax credits totaling $20 million and federal and state hybrid credits totaling $45 million.  The foreign tax credit is reduced by a $13 million valuation allowance.

We received a net income tax refund of $149 million in fiscal 2007.  Cash paid for income taxes in fiscal 2006 and fiscal 2005 was $659 million and $32 million, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Tax Provision (Continued)

At March 31, 2007, we had a receivable of $21 million for TMA’s share of the income tax in those states where we filed consolidated/combined returns with TMA and/or its subsidiaries.   At March 31, 2006, the receivable amount was $2 million.

Our effective tax rate was 34.86 percent and 37.20 percent during fiscal 2007 and fiscal 2006, respectively.  The decrease in income taxes during fiscal 2007 compared to fiscal 2006 was due to a one time favorable adjustment related to a change in Texas franchise tax law (Texas margin tax (H.B. No. 3)) recorded in fiscal 2007 and a federal income tax benefit related to the Hybrid vehicle credit.  The hybrid tax credit is based on lease volume and amount of credit, both of which vary from quarter to quarter.

Note 15 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below (dollars in millions):
	Maximum Commitment Amount
	March 31,
	2007	2006

Commitments:
Credit facilities with vehicle and industrial equipment dealers[1]	$4,259	$3,708
Credit facilities with affiliates	110	221
Facilities lease commitments[2]	101	113
Total commitments	4,470	4,042
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	148	148
Revolving liquidity notes related to securitizations	17	17
Total commitments and guarantees	$4,635	$4,207

1 Excludes $8.1 billion and $6.6 billion of wholesale financing lines not considered to be contractual commitments at March 31,
  2007 and 2006, respectively, of which $5.2 billion and $4.3 billion were outstanding at March 31, 2007 and 2006, respectively.
2 Includes $69 million and $75 million in facilities lease commitments with affiliates at March 31, 2007 and 2006, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (Continued)

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectibility quarterly, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facilities available to vehicle and industrial equipment dealers, $2.9 billion and $2.4 billion were outstanding at March 31, 2007 and 2006, respectively, and were recorded in finance receivables, net in the Consolidated Balance Sheet.

TCPR has extended a $110 million revolving line of credit to Toyota de Puerto Rico Corp. (“TDPR”), a wholly-owned subsidiary of TMS.  The revolving line of credit has a one-year renewable term, with interest due monthly.  Any loans outstanding under the revolving line of credit are not guaranteed by TMS and are unsecured.  No amount was outstanding with TDPR at March 31, 2007. The amount outstanding with TDPR at March 31, 2006 was $47 million.

We are party to a 15-year lease agreement with TMS for our headquarters location in the TMS headquarters complex in Torrance, California. At March 31, 2007, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above, are as follows: fiscal years ending 2008 – $19 million; 2009 – $15 million; 2010 - $12 million; 2011 - $10 million; 2012 - $8 million; and thereafter – $37 million.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (Continued)

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid.  TMCC receives an annual fee of $102,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2007 and 2006.  The fair value of these guarantees as of March 31, 2007 and 2006 was approximately $1 million.  As of March 31, 2007 and 2006, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2007, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2007 and 2006, no amounts have been recorded under these indemnifications.

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  Our management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims.  However, based on information currently available, the advice of counsel, and established reserves, our management expects that the ultimate liability resulting therefrom will not have a material adverse effect on our consolidated financial statements.  We caution that the eventual development, outcome and cost of legal proceedings are by their nature uncertain and subject to many factors, including but not limited to, the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability from existing litigation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions

The tables below summarize amounts included in our Consolidated Balance Sheet and Statement of Income under various related party agreements or relationships (dollars in millions):

	March 31,
	2007	2006
Assets:
Finance receivables, net
Receivables with affiliates	$23	$60
Notes receivable under home loan program	$6	$7
Deferred retail subvention income from affiliates	($468)	($284)

Investments in operating leases, net
Leases to affiliates	$41	-
Deferred lease subvention income from affiliates	($401)	($308)

Other assets
Subvention receivable from affiliates	$58	$72
Intercompany receivables	$44	$8

Liabilities:
Other liabilities
Intercompany payables	$159	$146

Shareholder’s Equity:
Advances to TFSA[1]	$155	$24
Reclassification to re-establish receivable due from TFSA[2]	($131)	($96)
Dividends paid[3]	$130	$115

1 Represents advances to TFSA under its credit agreement with TMCC during each fiscal year presented.
2 Represents reclassifications to intercompany receivables during each fiscal year presented to record TFSA’s settlements of advances from TMCC.
3 During fiscal 2007 and fiscal 2006, our Board of Directors declared and paid cash dividends of $130 million and $115 million, respectively, to TFSA.

	Years Ended March 31,
	2007	2006	2005
Net Financing Revenues:
Manufacturers’ subvention support and other revenues	$495	$309	$233
Credit support fees incurred	($34)	($28)	($18)

Other Revenues:
Affiliate insurance premiums, commissions, and other revenues	$75	$74	$63

Expenses:
Shared services charges and other expenses	$60	$69	$73
Employee benefits expense	$63	$61	$54

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

Receivables with Affiliates

Receivables with affiliates represent wholesale flooring loans to certain dealerships owned by Toyota Material Handling, U.S.A., Inc. (“TMHU”) and amounts due under industrial equipment leasing arrangements (classified as direct finance leases) with various affiliates.

At March 31, 2006, receivables with affiliates also included loans outstanding under the revolving line of credit to TDPR discussed in Note 15 – Commitments and Contingencies.  No amount was outstanding at March 31, 2007.

Notes Receivable under Home Loan Program

Under a program available to certain levels of our management, certain officers, directors, and other members of our management have received mortgage loans from us secured by residential real property.  Amounts receivable under this program from executive officers and directors relate to loans made prior to July 30, 2002.

Leases to Affiliates

Leases to affiliates represent the investment in operating leases of industrial equipment leased to Toyota Logistics Services and other affiliates.

Subvention Receivable from Affiliates, Deferred Subvention Income from Affiliates, and Manufacturer’s Subvention Support and Other Revenues

Subvention receivables represent amounts due from TMS and other affiliates in support of retail, lease, and industrial equipment subvention programs offered by TMCC.  Deferred subvention income represents the unearned portion of amounts received from these transactions, and manufacturers’ subvention support and other revenues primarily represent the earned portion of such amounts.

Intercompany Receivables and Payables

Amounts represent balances due to and from affiliates arising from various transactions primarily relating to the following:

Affiliate insurance premiums and commissions, shared services charges, employee benefits, and credit support fees, which are further discussed later in this note.

Amounts relating to income taxes as discussed in the “Income Taxes” section of Note 2 – Summary of Significant Accounting Policies.

TMCC and TCPR provide wholesale financing to vehicle dealers, and as a result of funding the loans, have payables to TMS and TDPR, respectively.  TMCC also provides wholesale financing to industrial equipment dealers, and as a result has payables to TMHU and Hino Motor Sales, U.S.A., Inc. (“HINO”).  TMHU is the primary distributor of Toyota lift trucks in the U.S., and HINO is the exclusive U.S. distributor of commercial trucks manufactured by Hino Motors Ltd. of Japan.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

Advances to TFSA and Reclassification to Re-establish Receivable Due from TFSA

TMCC and TFSA are parties to reciprocal credit agreements which allow each company to borrow up to $200 million from the other.  Advances to TFSA are recorded as reductions of retained earnings and are reclassified to intercompany receivables upon TFSA’s settlement of its advances from TMCC.

Affiliate Insurance Premiums, Commissions, and Other Revenues

Affiliate insurance premiums, commissions, and other revenues primarily represent TMIS’ revenues for administrative services and various levels and types of insurance coverage provided to TMS.  This includes the warranty coverage for TMS’ certified pre-owned vehicle program and various umbrella liability policies. TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions. On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.

Shared Services Charges and Other Expenses

TMCC and TMS are parties to a Shared Services Agreement which cover certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided by each entity to the other.  In addition, we pay rent charges to TMS for our headquarters facility in the TMS headquarters complex in Torrance, California and our Central Customer Service Center.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

In addition, TMCC and TCPR have each entered into agreements to pay TFSC a semi-annual fee equal to 0.06 percent per annum of the weighted average outstanding amount of bonds and other liabilities or securities entitled to credit support.

Other Agreements with Affiliates

TMCC and TMS are parties to an Amended and Restated Repurchase Agreement, which provides that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC is also a party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  No vehicles were repurchased under these agreements during fiscal 2007.

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates.  TMCC receives an annual fee of $102,000 for guaranteeing such payments.  The nature, business purpose, and amounts of these guarantees are described in Note 15 – Commitments and Contingencies.

TMCC provides administrative support in the form of shared services to support the operations of Toyota Financial Services Securities USA Corporation (“TFSS”), an affiliate of TMCC.

TMCC and Toyota Financial Savings Bank (“TFSB”) are parties to a Master Services Agreement under which TMCC and TFSB provide certain services to the other.  Under the Master Services Agreement, TMCC provides certain marketing, administrative, systems, and operational support to TFSB in exchange for TFSB’s willingness to make available certain financial products and services to TMCC’s customers and dealers meeting TFSB’s credit worthy standards.

During the first quarter of fiscal 2008, TMCC and TFSB signed a Promissory Note which allows TFSB to borrow up to $400 million with terms up to 10 years at agreed competitive rates.  As of May 31, 2007, $20 million was outstanding under the Promissory Note.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Segment Information

Our reportable segments include finance and insurance operations.  Finance operations include retail financing, leasing, and dealer financing provided to authorized vehicle dealers and their customers in the U.S. and the Commonwealth of Puerto Rico.  Insurance operations are performed by TMIS and its subsidiaries.  The principal activities of TMIS include marketing, underwriting, claims administration, and providing certain insurance and contractual coverage to Toyota and Lexus vehicle dealers and their customers.  In addition, TMIS insures and reinsures certain TMS and TMCC risks, including warranty coverage for TMS’ certified pre-owned vehicle program, various umbrella liability policies, and insurance of vehicle dealers’ inventory financed by TMCC. The finance and insurance operations segment information presented below includes allocated corporate expenses for the respective segments.  Other amounts include financing provided to industrial equipment dealers and intersegment eliminations and reclassifications.

The accounting policies of the operating segments are the same as those described in Note 2 – Summary of Significant Accounting Policies.  Currently, our finance and insurance segments operate only in the U.S. and the Commonwealth of Puerto Rico.  Substantially all of our finance and insurance segments are located within the U.S.

Financial results for our operating segments are summarized below (dollars in millions):

	March 31,
	2007	2006	2005

Assets:
Finance operations	$66,118	$55,913	$48,717
Insurance operations	2,084	1,591	1,339
Other	1,166	757	620
Total assets	$69,368	$58,261	$50,676

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Segment Information (Continued)

	Years Ended March 31,
	2007	2006	2005

Gross revenues:
Finance operations	$6,565	$5,031	$3,982
Insurance operations	494	346	299
Other	237	208	195
Total gross revenues	$7,296	$5,585	$4,476

Depreciation on operating leases:
Finance operations	$2,529	$1,891	$1,446
Insurance operations	-	-	-
Other	144	136	133
Total depreciation on operating leases	$2,673	$2,027	$1,579

Interest expense:
Finance operations	$2,624	$1,471	$651
Insurance operations	-	-	-
Other	42	31	19
Total interest expense	$2,666	$1,502	$670

Provision for credit losses:
Finance operations	$407	$302	$234
Insurance operations	-	-	-
Other	3	3	(4)
Total provision for credit losses:	$410	$305	$230

Operating and administrative expenses:
Finance operations	$587	$589	$537
Insurance operations	144	102	92
Other	27	21	21
Total operating and administrative expenses	$758	$712	$650

Provision for income taxes:
Finance operations	$141	$302	$435
Insurance operations	83	34	35
Other	7	8	11
Total provision for income taxes	$231	$344	$481

Net income:
Finance operations	$277	$495	$678
Insurance operations	141	72	67
Other	14	13	17
Total net income	$432	$580	$762

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Selected Quarterly Financial Data (Unaudited)

	Total financing revenues	Depreciation on operating leases	Interest expense	Provision for credit losses	Net income
	(Dollars in millions)
Fiscal 2007:

First quarter	$1,522	$605	$500	$66	$169
Second quarter	1,630	648	760	91	42
Third quarter	1,741	693	664	111	123
Fourth quarter	1,817	727	742	142	98
Total	$6,710	$2,673	$2,666	$410	$432

Fiscal 2006:

First quarter	$1,177	$450	$351	$38	$150
Second quarter	1,259	499	301	96	158
Third quarter	1,331	521	438	59	135
Fourth quarter	1,414	557	412	112	137
Total	$5,181	$2,027	$1,502	$305	$580

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (“SEC”) rules and regulations.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to management including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the SEC.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Preparation for Compliance with Section 404 of the Sarbanes Oxley Act of 2002

We are currently in the process of reviewing and formalizing the consolidated company’s internal control over financial reporting in accordance with the SEC’s rules on implementing the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act of 2002.  These internal control requirements will become applicable to us beginning in fiscal 2008.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of April 30, 2007.

Name	Age	Position
George E. Borst	58	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSA; Director, TFSC

Tadashi Nagashino	55	Director, Executive Vice President and Treasurer, TMCC; Director, Executive Vice President and Treasurer, TFSA

David Pelliccioni	59	Director, Senior Vice President and Secretary, TMCC

John F. Stillo	54	Group Vice President and Chief Financial Officer, TMCC; Group Vice President and Chief Financial Officer, TFSA

Thomas A. Kiel	40	Vice President and Chief Accounting Officer, TMCC

Hideto Ozaki	61	Director, TMCC; Chairman of the Board of Directors and Chief Executive Officer, TFSA; Director, President and Chief Executive Officer, TFSC

Yukitoshi Funo	60	Director, TMCC; Chairman of the Board and Chief Executive Officer, TMS; Senior Managing Director, TMC Board of Directors

James Lentz	51	Director, TMCC; Executive Vice President, TMS

Takeshi Suzuki	59	Director, TMCC; Director, TFSC; Senior Managing Director, TMC Board of Directors

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

Mr. Kiel joined TMCC as Chief Accounting Officer in 2004.  Prior to joining TMCC, Mr. Kiel served as Senior Vice President – Line of Business Risk Finance Executive at Bank of America Corporation from March 2004 to October 2004, and previously served at Bank of America Corporation as Senior Vice President – Corporate Analysis and Reporting from December 2002 to March 2004, Senior Vice President – Accounting Policy from July 2002 to December 2002, and Vice President – Accounting Policy from April 2000 to June 2002.

Mr. Ozaki was named Director of TMCC in October 2000 and Director, President and Chief Executive Officer of TFSC in July 2000.  Mr. Ozaki was named Chairman of the Board of Directors and Chief Executive Officer of TFSA in April 2004.  From August 2000 to March 2004, he served as Director and President of TFSA.  Mr. Ozaki has been employed with TFSC and TMC, in various positions, since 1968.

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

Mr. Lentz was named Director of TMCC and Executive Vice President of TMS in July 2006.  Prior to this, he held the position of Group Vice President and General Manager - Toyota Division from 2005 to 2006.  From 2002 to 2004, Mr. Lentz was the Group Vice President of Marketing - Toyota Division. In addition, from 2001 to 2002 Mr. Lentz was the Vice President of Scion.  From 2000 to 2001, Mr. Lentz was the Vice President and General Manager of the Los Angeles Region.  Mr. Lentz has been employed with TMS, in various positions, since 1982.

Mr. Suzuki was named Director of TMCC in June 2005.  From June 2001 to June 2005, he served as Director of TFSA.  Mr. Suzuki was named Senior Managing Director of TMC in June 2004.  In 2000, he was named a Director of TMC, a title that was changed to Managing Officer in 2003.  Mr. Suzuki has been employed with TMC, in various positions, since 1970.

ITEM 11.  EXECUTIVE COMPENSATION

TMCC has omitted this section pursuant to General Instruction I(2) of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

TMCC has omitted this section pursuant to General Instruction I(2) of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TMCC has omitted this section pursuant to General Instruction I(2) of Form 10-K.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, our principal accounting firm (dollars in thousands).

	Years ended March 31,
	2007	2006

Audit fees	$3,616	$3,095
Audit-related fees	-	44
Tax fees	690	1,158
All other fees	43	28
Total fees	$4,349	$4,325

Audit fees billed for fiscal 2007 and 2006 include the audits of our consolidated financial statements included in our Annual Reports on Form 10-K, reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q, providing comfort letters and consents in connection with our funding transactions, and assistance with interpretation of various accounting standards.

Audit-related fees billed in fiscal 2006 primarily include services related to the Sarbanes-Oxley Act of 2002.

Tax fees billed in fiscal 2007 and fiscal 2006 primarily include tax reporting software, tax planning services, assistance in connection with tax audits, a tax compliance system license, and tax return preparation services provided to expatriate employees other than our key executives.

Other fees billed in fiscal 2007 and 2006 include translation services performed in connection with our funding transactions.

Auditor Fees Pre-approval Policy

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by our independent auditor.  The policy requires that all services provided to us by PricewaterhouseCoopers LLP, our independent auditor, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee.  All the services provided in fiscal 2007 and 2006 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Form 10-K on pages 61 through 101.

(b)Exhibits

See Exhibit Index on page 108.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 12th day of June 2007.

TOYOTA MOTOR CREDIT CORPORATION

                                        By    /s/ George E. Borst
                                          George E. Borst
                                                   President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 12th day of June 2007.

Signature	Title
/s/ George E. Borst George E. Borst	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ Tadashi Nagashino Tadashi Nagashino	Executive Vice President and Treasurer and Director
/s/ John F. Stillo John F. Stillo	Group Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Thomas A. Kiel Thomas A. Kiel	Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ David Pelliccioni David Pelliccioni	Director
/s/ Yukitoshi Funo Yukitoshi Funo	Director
/s/ James Lentz James Lentz	Director

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(3)

4.1	Issuing and Paying Agency Agreement dated August 1, 1990 between TMCC and Bankers Trust Company	(4)

4.2(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(5)
4.2(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(6)

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Registration Statement on Form S-1, File No. 33-22440.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.2 filed with our Report on Form 10-K for the year ended September 30, 1990, Commission File number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File No. 33-52359.
(6)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.

 EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(7)

4.3	Sixth Amended and Restated Agency Agreement, dated September 28, 2006, among TMCC, JPMorgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(8)

4.4
TMCC has outstanding certain long-term debt as set forth in Note 7 - Debt of the Notes to Consolidated Financial Statements.  Not filed herein as an exhibit, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934, is any instrument which defines the rights of holders of such long-term debt, where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of TMCC and its subsidiaries on a consolidated basis.  TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request

10.1
Five Year Credit Agreement, dated as of March 28, 2007, among Toyota Motor Credit Corporation, Toyota Credit de Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Kreditbank GMBH and Toyota Leasing GMBH, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Agent and Swing Line Lender, each lender from time to time party thereto, Citigroup Global Markets Inc and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent and Swing Line Lender, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas and JPMorgan Chase Bank, N.A., as Documentation Agents
		(9)

10.2
364 Day Credit Agreement, dated as of March 28, 2007, among Toyota Motor Credit Corporation, Toyota Credit de Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Kreditbank GMBH and Toyota Leasing GMBH, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Agent and Swing Line Lender, each lender from time to time party thereto, Citigroup Global Markets Inc and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent and Swing Line Lender, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas and JPMorgan Chase Bank, N.A., as Documentation Agents
		(10)

(7)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(8)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File Number 1-9961.
(9)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated April 2, 2007, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated April 2, 2007, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.3	Credit Support Agreement dated July 14, 2000 between TFSC and TMC	(11)

10.4	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC	(12)

10.5	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS	(13)

10.6	Shared Services Agreement dated October 1, 2000 between TMCC and TMS	(14)

10.7(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC	(15)

10.7(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC	(16)

10.8	Form of Indemnification Agreement between TMCC and its directors and officers	(17)

(11)	Incorporated herein by reference to Exhibit 10.9 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(12)	Incorporated herein by reference to Exhibit 10.10 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.11 filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.12 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.13(a), respectively, filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Report on Form 10-K for the year ended March 31, 2005, Commission File No. 1-9961.
(17)           Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1,
Commission File No. 33-22440.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith