Form 10-Q
period 2007-06-30
TOYOTA MOTOR CREDIT CORP
filed 2007-08-10
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes __    No  ☒

As of July 31, 2007, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	June 30, 2007	March 31, 2007
ASSETS

Cash and cash equivalents	$2,253	$1,329
Investments in marketable securities	1,495	1,465
Finance receivables, net	49,178	47,862
Investments in operating leases, net	17,274	16,493
Other assets	2,393	2,219
Total assets	$72,593	$69,368

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$61,162	$58,529
Deferred income taxes	3,273	3,153
Other liabilities	2,878	2,621
Total liabilities	67,313	64,303

Commitments and contingencies (See Note 10)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized;
91,500 issued and outstanding)	915	915
Accumulated other comprehensive income	63	52
Retained earnings	4,302	4,098
Total shareholder's equity	5,280	5,065
Total liabilities and shareholder's equity	$72,593	$69,368

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended
	June 30, 2007	June 30, 2006
Financing revenues:
Operating lease	$1,029	$818
Direct finance lease	21	30
Retail financing	701	544
Dealer financing	164	130
Total financing revenues	1,915	1,522

Depreciation on operating leases	761	605
Interest expense	624	500
Net financing revenues	530	417

Insurance earned premiums and contract revenues	92	79
Investment and other income	46	20
Net financing revenues and other revenues	668	516

Provision for credit losses	102	66
Expenses:
Operating and administrative	197	172
Insurance losses and loss adjustment expenses	38	33
Total provision for credit losses and expenses	337	271

Income before provision for income taxes	331	245
Provision for income taxes	127	76

Net income	$204	$169

See Accompanying Notes to Consolidated Financial Statements.

 TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$204	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	(94)	(35)
Depreciation and amortization	913	728
Recognition of deferred income	(201)	(147)
Provision for credit losses	102	66
(Increase) in other assets	(40)	(36)
Increase in amounts held under reciprocal collateral arrangements	45	93
Increase in deferred income taxes	113	467
Increase (decrease) in other liabilities	62	(339)
Net cash provided by operating activities	1,104	966

Cash flows from investing activities:
Purchase of investments in marketable securities	(261)	(112)
Disposition of investments in marketable securities	248	224
Acquisition of finance receivables	(6,374)	(5,158)
Collection of finance receivables	4,692	4,010
Acquisition of direct finance leases	(37)	(43)
Collection of direct finance leases	135	193
Net change in wholesale receivables	196	(119)
Acquisition of investments in operating leases	(2,243)	(2,563)
Disposals of investments in operating leases	755	726
Net cash used in investing activities	(2,889)	(2,842)

Cash flows from financing activities:
Proceeds from issuance of debt	6,477	4,413
Payments on debt	(3,933)	(2,585)
Net change in commercial paper	166	521
Net advances to TFSA	(1)	-
Net cash provided by financing activities	2,709	2,349

Net increase in cash and cash equivalents	924	473

Cash and cash equivalents at the beginning of the period	1,329	815
Cash and cash equivalents at the end of the period	$2,253	$1,288

Supplemental disclosures
Interest paid	$683	$480
Income taxes (received) paid	($53)	($10)

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data

The information furnished in these unaudited interim financial statements for the three months ended June 30, 2007 and 2006 has been prepared in accordance with generally accepted accounting principles in the United States.  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three months ended June 30, 2007 do not necessarily indicate the results that may be expected for the full year.

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s 2007 Annual Report to the Securities and Exchange Commission on Form 10-K.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over specific entity inputs.  The standard establishes a three level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date.  SFAS 157 is effective for us as of April 1, 2008.  We are currently evaluating the impact of adopting SFAS 157 and are unable to estimate its impact, if any, on our consolidated financial statements at this time.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which is effective for us as of April 1, 2008. This standard provides an option to irrevocably elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. Under SFAS 159, fair value would be used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes recognized in earnings. We are currently evaluating the impact of adopting SFAS 159 and are unable to estimate its impact, if any, on our consolidated financial statements at this time.

Accounting Standards Adopted

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective for us as of April 1, 2007. We adopted SFAS 156 as of April 1, 2007 and it did not have a material impact on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Data (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position.  FIN 48 is effective for us as of April 1, 2007.  We adopted FIN 48 as of April 1, 2007 and it did not have a material impact on our consolidated financial statements. Refer to Note 11- Income Taxes for information related to FIN 48.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Finance Receivables, Net

Finance receivables, net consisted of the following (dollars in millions):

	June 30,	March 31,
	2007	2007
Retail receivables	$40,265	$38,785
Direct finance leases	686	778
Dealer financing	8,803	8,868
	49,754	48,431
Deferred origination costs	694	684
Unearned income	(775)	(760)
Allowance for credit losses	(495)	(493)
Finance receivables, net	$49,178	$47,862

Note 3 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following (dollars in millions):

	June 30,	March 31,
	2007	2007
Vehicles	$21,521	20,448
Equipment and other	861	844
	22,382	21,292
Deferred origination fees	(51)	(47)
Deferred income	(396)	(404)
Accumulated depreciation	(4,595)	(4,287)
Allowance for credit losses	(66)	(61)
Investments in operating leases, net	$17,274	16,493

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases for the three months ended June 30, 2007 and 2006 (dollars in millions):

	June 30, 2007	June 30, 2006
Allowance for credit losses at beginning of period	$554	$530
Provision for credit losses	102	66
Charge-offs, net of recoveries[1]	(95)	(71)
Allowance for credit losses at end of period	$561	$525

1 Net of recoveries of $20 million and $22 million for the three months ended June 30, 2007 and 2006, respectively.

	June 30, 2007	June 30, 2006
Aggregate balances for accounts 60 or more days past due[2]
Finance receivables[3]	$349	$259
Operating leases[3]	51	42
Total	$400	$301

[2] Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
  3 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

Note 5 – Interest Expense and Derivatives and Hedging Activities

The following table summarizes the components of interest expense for the three months ended June 30, 2007 and 2006 (dollars in millions):

	June 30, 2007	June 30, 2006
Interest expense on debt	$730	$553
Amortization of basis adjustments on debt	(14)	(18)
Net interest realized on hedge accounting derivatives	31	43
Amortization of debt issue costs	16	12
Ineffectiveness related to hedge accounting derivatives	(7)	7
Interest expense excluding non-hedge accounting results	756	597
Net result from non-hedge accounting	(132)	(97)
Total interest expense	$624	$500

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Interest Expense and Derivatives and Hedging Activities (Continued)

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense for the three months ended June 30, 2007 and 2006 (dollars in millions):

	June 30, 2007	June, 30, 2006
Currency basis swaps unrealized loss/(gain)	$2	($86)
Foreign currency transaction (gain)/loss	(2)	86
Net interest realized on non-hedge accounting derivatives	(59)	(73)
Unrealized (gain)/loss on non-hedge accounting derivatives
Interest rate swaps	(90)	(20)
Interest rate caps	17	(4)
Net result from non-hedge accounting	($132)	($97)

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in our Consolidated Balance Sheet (dollars in millions):

	June 30, 2007	March 31, 2007
Derivative assets	$1,691	$1,520
Less: Collateral held [1]	336	291
Derivative assets, net of collateral	$1,355	$1,229

Derivative liabilities	$203	$97

[1] Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in Note 8 – Interest Expense and Derivatives and Hedging Activities of the Notes to Consolidated Financial
   Statements in our Annual Report on Form 10-K for the year ended March 31, 2007.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following (dollars in millions):

	June 30, 2007	March 31, 2007
Other assets:
Derivative assets	$1,355	$1,229
Used vehicles held for sale[1]	176	132
Deferred charges	170	151
Income taxes receivable	275	342
Other assets	417	365
Total other assets	$2,393	$2,219

Other liabilities:
Unearned insurance premiums and contract revenues	$1,197	$1,139
Accounts payable and accrued expenses	992	935
Derivative liabilities	203	97
Deferred income	282	263
Other liabilities	204	187
Total other liabilities	$2,878	$2,621

[1]Primarily represents repossessed and off-lease vehicles.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows (dollars in millions):

			Weighted Average Contractual Interest Rates
	June 30, 2007	March 31, 2007	June 30, 2007	March 31, 2007
Commercial paper[1]	$15,163	$14,954	5.29%	5.29%
Notes and loans payable[1]	44,995	42,440	4.43%	4.44%
Carrying value adjustment[2]	1,004	1,135
Debt	$61,162	$58,529	4.65%	4.67%

[1] Includes unamortized premium/discount.

[2] Represents the effects of foreign currency transaction gains and losses on notes denominated in foreign currencies, fair value adjustments to notes in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships.

The carrying value of our notes and loans payable includes unsecured notes denominated in various foreign currencies valued at $19.1 billion and $17.0 billion at June 30 and March 31, 2007, respectively.  Concurrent with the issuance of these unsecured notes, we entered into cross currency interest rate swap agreements or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Additionally, the carrying value of our notes and loans payable at June 30, 2007 consists of $7.1 billion of unsecured floating rate notes with contractual interest rates ranging from 0 percent to 8.4 percent and $38.9 billion of unsecured fixed rate notes with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

As of June 30, 2007, our commercial paper had an average remaining maturity of 37 days.  Our notes and loans payable mature on various dates through fiscal 2047.

Note 8 – Comprehensive Income

The following table summarizes our total comprehensive income for the three months ended June 30, 2007 and 2006 (dollars in millions):
	June 30, 2007	June 30, 2006
Net income	$204	$169
Net change in unrealized gain on available for sale marketable securities (net of tax)	11	(6)
Total comprehensive income	$215	$163

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Liquidity Facilities and Letters of Credit

364 Day Credit Agreement
In March 2007, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $4.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30 and March 31, 2007.

Five Year Credit Agreement
In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30 and March 31, 2007.

Letters of Credit Facilities Agreement
In addition, TMCC has uncommitted letters of credit facilities totaling $55 million at June 30 and March 31, 2007.  Of the total credit facilities, $2 million of the uncommitted letters of credit facilities were used at June 30 and March 31, 2007.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below (dollars in millions):

	June 30, 2007	March 31, 2007
Commitments:
Credit facilities with vehicle and industrial equipment dealers[1]	$4,535	$4,259
Credit facilities with affiliates	110	110
Facilities lease commitments[2]	117	101
Total commitments	4,762	4,470
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	148	148
Revolving liquidity notes related to securitizations	17	17
Total commitments and guarantees	$4,927	$4,635

1 Excludes $8.3 billion and $8.1 billion of wholesale financing lines not considered to be contractual commitments at June 30 and March 31, 2007, respectively, of which $4.9 billion and $5.2 billion were outstanding at June 30 and March 31, 2007, respectively.
2 Includes $67 million and $69 million in facilities lease commitments with affiliates at June 30 and March 31, 2007, respectively.

As of June 30 2007, there have been no material changes to our commitments as described in our Annual Report on Form 10-K for the year ended March 31, 2007, except as described below.

Commitments

Of the total credit facilities available to vehicle and industrial equipment dealers, $3.1 billion and $2.9 billion were outstanding at June 30 and March 31, 2007, respectively.   No amounts were outstanding under the revolving line of credit with Toyota de Puerto Rico Corp (“TDPR”), a subsidiary of Toyota Motor Sales, U.S.A., Inc. at June 30 and March 31, 2007.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Commitments and Contingencies (Continued)

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

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid.  TMCC receives an annual fee of $102,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30 and March 31, 2007.  The fair value of these guarantees as of June 30 and March 31, 2007 was approximately $1 million.  As of June 30 and March 31, 2007, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.  In addition, other than the fee discussed above, there are no corresponding expenses or cash flows arising from these guarantees.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim.  In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2007, we determined that it is not probable that we will be required to make any material payments in the future. As of June 30 and March 31, 2007, no amounts have been recorded under these indemnifications.

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  Our management and

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Commitments and Contingencies (Continued)

internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims.  However, based on information currently available, the advice of counsel, and established reserves, our management expects that the ultimate liability resulting therefrom will not have a material adverse effect on our consolidated financial statements.  We caution that the eventual development, outcome and cost of legal proceedings are by their nature uncertain and subject to many factors, including but not limited to, the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability from existing litigation.

Note 11 – Income Taxes

Income Tax Provision

Our effective tax rate was 38 percent for the first quarter of fiscal 2008, compared to 31 percent for the same period in fiscal 2007. The increase in income taxes during the first quarter of fiscal 2008 compared to the same period in fiscal 2007 was due to a one time favorable adjustment related to a change in Texas franchise tax law (Texas margin tax (H.B. No. 3)) recorded in fiscal 2007 and to a federal income tax benefit related to the hybrid vehicle credit recorded in fiscal 2007. The hybrid tax credit is based on lease volume and amount of credit, both of which vary from quarter to quarter.  We recorded a lower amount of federal income tax benefits related to the federal hybrid vehicle credit during the first quarter of fiscal 2008 compared to the same period in fiscal 2007.

FIN 48

We adopted the provisions of FIN 48 effective April 1, 2007.  Due to the immaterial impact of adopting FIN 48, no adjustment was made to beginning retained earnings.  Our income taxes receivable at March 31, 2007 was $342 million.  After recognition of unrealized tax benefits related to FIN 48 and adjustment to existing reserves related to the implementation of FIN 48, the income tax receivable was $343 million at April 1, 2007.  We recognized a net favorable impact from the adoption of FIN 48 due to the favorable reversal of certain timing related items in fiscal 2007.  We do not have any material positions for which it is reasonably possible that the amount of unrecognized tax benefits or effective tax rate will significantly increase or decrease over the next twelve months.

We recognize interest related to income tax uncertainties as a component of pre-tax income and penalties as addition to tax as a component of tax provision, consistent with our policy prior to the adoption of FIN 48.

We are routinely subject to U.S. Federal, state and local, and foreign income tax examinations by tax authorities in various jurisdictions.  We are in various stages of completion of several income tax examinations, including examinations by the Internal Revenue Service for the taxable years September 30, 1997 through March 31, 2006.  We do not have any material positions for which it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease as a result of these examinations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Related Party Transactions

As of June 30, 2007, there have been no material changes to our related party agreements or relationships as described in our Annual Report on Form 10-K for the year ended March 31, 2007, except as described below.  The table below summarizes the amounts included in our Consolidated Balance Sheet under various related party agreements or relationships (dollars in millions):

	June 30, 2007	March 31, 2007
Assets:
Finance receivables, net
Receivables with affiliates	$21	$23
Notes receivable under home loan program	6	6
Deferred retail subvention income from affiliates	(493)	(468)

Investments in operating leases, net
Leases to affiliates	40	41
Deferred lease subvention income from affiliates	(393)	(401)

Other assets
Subvention receivable from affiliates	86	58
Note receivable from affiliate[1]	20	-
Intercompany receivables	59	44

Liabilities:
Other liabilities
Intercompany payables	177	159

Shareholder’s Equity:
Advances to TFSA[2]	2	155
Reclassification to re-establish receivable due from TFSA[3]	(1)	(131)
Dividends paid[4]	-	130

1 Represents amount due from Toyota Financial Savings Bank (“TFSB”) under the Promissory Note discussed in Note 16 –
   Related Party Transactions of our Annual Report on Form 10-K for the year ended March 31, 2007.
2 Represents advances to Toyota Financial Services Americas Corporation (“TFSA”) under its credit agreement with
   TMCC during the quarter ended June 30, 2007 and year ended March 31, 2007.
3 Represents reclassifications to intercompany receivables during the quarter ended June 30, 2007 and year ended
   March 31, 2007 to record TFSA’s settlements of advances from TMCC.
4 No dividends were declared or paid in the first quarter of fiscal 2008.  During fiscal 2007, our Board of Directors declared and paid a cash dividend of $130 million to TFSA.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Related Party Transactions (Continued)

The table below summarizes the amounts included in our Consolidated Statement of Income under various related party agreements or relationships for the three months ended June 30, 2007 and 2006 (dollars in millions):

	June 30, 2007	June 30, 2006
Net Financing Revenues:
Manufacturers’ subvention support and other revenues	$152	$105
Credit support fees incurred	(10)	(8)

Other Revenues:
Affiliate insurance premiums, commissions, and other revenues	17	20

Expenses:
Shared services charges and other expenses	15	15
Employee benefits expense	16	16

Note 13 – Segment Information

Financial results for our operating segments in our Consolidated Balance Sheet are summarized below (dollars in millions):

	June 30, 2007	March 31, 2007
Assets:
Finance operations[1]	$69,201	$66,118
Insurance operations[1]	2,182	2,084
Other[2]	1,210	1,166
Total assets	$72,593	$69,368

1 The amounts presented are before the elimination of balances and transactions with other reporting segments.
2 Other amounts include financing provided to industrial equipment dealers and intersegment eliminations and reclassifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Segment Information (Continued)

Financial results for our operating segments in our Consolidated Statement of Income are summarized below for the three months ended June 30, 2007 and June 30, 2006 (dollars in millions):
	June 30, 2007	June 30, 2006
Gross revenues:
Finance operations[1]	$1,875	$1,477
Insurance operations[1]	113	87
Other[2]	65	57
Total gross revenues	$2,053	$1,621

Net income:
Finance operations[1]	$176	$150
Insurance operations[1]	24	12
Other[2]	4	7
Total net income	$204	$169

1 The amounts presented are before the elimination of balances and transactions with other reporting segments.
2 Other amounts include financing provided to industrial equipment dealers and intersegment eliminations and reclassifications.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING SUMMARY

We generate revenue, income, and cash flows by providing retail financing, leasing, dealer financing, and certain other financial products and services to vehicle and industrial equipment dealers and their customers. We measure the performance of our financing operations using the following metrics:

•	Financing volume
•	Market share related to Toyota and Lexus vehicle sales
•	Return on assets
•	Financial leverage
•	Financing margins
•	Operating efficiency
•	Loss metrics

We also generate revenue through marketing, underwriting, and administering claims related to covering certain risks of vehicle dealers and their customers.  We measure the performance of our insurance operations using the following metrics:

•	Agreement volume
•	Number of agreements in force
•	Investment portfolio return
•	Loss metrics

Our consolidated net income was $204 million for the first quarter of fiscal 2008, compared to $169 million for the same period in fiscal 2007. Our results in fiscal 2008 were primarily affected by an increase in our financing revenues which were favorably impacted by increased finance receivables and higher portfolio yields on our finance receivables. This was partially offset by the increase in interest expense due to our higher outstanding debt portfolio and a higher average cost of debt. We also experienced a higher provision for credit losses and higher operating and administrative expenses. Operating and administrative expenses increased due to higher employee expenses and product driven expenses as a result of growth in our earning asset portfolio.

Our financing operations reported net income of $189 million for the first quarter of fiscal 2008, compared to $162 million for the same period in fiscal 2007. The increase in net income resulted from the increase in our financing revenues due to higher finance receivables and higher portfolio yields on our finance receivables. This was partially offset by the increase in interest expense discussed above and a higher provision for credit losses resulting from growth in earning assets and our broader range of credit quality within the retail portfolio.

Our insurance operations reported net income of $15 million for the first quarter of fiscal 2008, compared to $7 million during the same period in fiscal 2007.  The increase in net income resulted from the increase in contract revenues and earned premiums, and investment income, partially offset by the increase in insurance losses and loss adjustment expenses. Insurance losses and loss adjustment expenses increased primarily due to the increase in the number of agreements in force and an increase in loss severity.

FINANCING OPERATIONS

Results of Operations

Fiscal 2008 compared to Fiscal 2007 - 1st Quarter
Percentage change 1st Quarter Fiscal 2008 versus 2007
Operating lease	26%
Direct finance lease	(30%)
Retail financing	29%
Dealer financing	26%
Total financing revenues	26%

Depreciation on operating leases	26%
Interest expense	25%
Net financing revenues	27%

Net financing revenues increased 27 percent during the first quarter of fiscal 2008 compared to the same period in fiscal 2007. Our net financing revenues were affected by increased finance receivables and higher portfolio yields on our finance receivables. This was partially offset by the increase in interest expense due to our higher outstanding debt portfolio and a higher average cost of debt. Refer to the “Interest Expense” section within this MD&A for further discussion regarding interest expense. Our financing revenues were influenced as follows:

•
Our operating lease revenues and direct finance lease revenues on a combined basis were up 24 percent during the first quarter of fiscal 2008, compared to the same period in fiscal 2007. This increase was primarily driven by our higher investments in operating leases, partially offset by the decrease in direct finance leases as a substantial number of our new vehicle leases are classified as operating leases.

•
Our retail financing revenues increased 29 percent during the first quarter of fiscal 2008, compared to the same period in fiscal 2007.  This was due to an increase in retail finance receivables with a corresponding increase in our portfolio yield.

•
Dealer financing revenues increased 26 percent during the first quarter of fiscal 2008, compared to the same period in fiscal 2007 primarily due to an increase in the number of dealers serviced which led to a higher average outstanding balance on dealer financing earning assets. The yield on dealer financing receivables increased as the majority of the dealer financing portfolio bears interest at variable rates which re-price with changes in market rates.

Our total finance receivables portfolio yield was 7.2 percent for the first quarter of fiscal 2008, compared to 6.6 percent during the same period in fiscal 2007.

Depreciation expense on operating leases increased 26 percent during the first quarter of fiscal 2008, compared to the same period in fiscal 2007.  This increase is consistent with the increase in the average number of operating lease units outstanding during the first quarter of fiscal 2008 compared to the same period in fiscal 2007.  Please refer to the “Residual Value Risk” section within this MD&A for further discussion.

Net Earning Assets and Vehicle Financing Volume

The composition of our net earning assets is summarized below (dollars in millions):

	June 30, 2007	March 31, 2007	Percentage Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net	$39,788	$38,329	4%
Direct finance leases, net	627	704	(11%)
Dealer financing, net	8,763	8,829	(1%)
Total finance receivables, net	49,178	47,862	3%
Investments in operating leases, net	17,274	16,493	5%
Net earning assets	$66,452	$64,355	3%

Dealer Financing (Number of dealers receiving vehicle wholesale financing)
Toyota and Lexus dealers[1]	799	787	2%
Vehicle dealers outside of the Toyota/Lexus dealer network	423	409	3%
Total number of dealers receiving vehicle wholesale financing	1,222	1,196	2%

Dealer inventory financed (units)	199,000	220,000	(10%)

1 Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

The composition of our vehicle contract volume and market share is summarized below for the three months ended June 30, 2007 and 2006 (units in thousands):
	June 30, 2007	June 30, 2006	Percentage Change
Vehicle financing volume (units):
New retail	205	190	8%
Used retail	73	75	(3%)
Lease	67	79	(15%)
Total	345	344	-

TMS subvened vehicle financing volume (units included in the above table):
New retail	63	46	37%
Used retail	11	11	-
Lease	40	40	-
Total	114	97	18%

Market share[1]:
Retail	35.3%	34.0%
Lease	11.8%	14.3%
Total	47.1%	48.3%

1 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Our total retail and lease market share of new Toyota and Lexus vehicles decreased in the first quarter of fiscal 2008 compared to the same period in fiscal 2007. Our overall retail and lease financing volume remained consistent for the first quarter of fiscal 2008 compared to the same period in fiscal 2007.

Retail Finance Receivables and Financing Volume

Retail finance receivables and vehicle retail financing volume increased due to higher Toyota and Lexus vehicle sales combined with our emphasis on developing dealer relationships and purchasing a broader range of credit quality.  Our retail market share of TMS new vehicle sales increased in the first quarter of fiscal 2008 compared to the same period in fiscal 2007. This was primarily due to the increased availability of TMS retail subvention and the increase in the number of vehicle dealers receiving wholesale financing. We generally experience a higher level of retail financing volume as a result of these relationships.

Lease Earning Assets and Financing Volume

Total lease earning assets are comprised of investments in operating leases and direct finance leases. Our vehicle lease financing volume is impacted by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment. Our vehicle lease financing volume and vehicle lease market share decreased for the first quarter of fiscal 2008 compared to the same period in fiscal 2007 primarily due to the decrease in the extent of TMS lease subvention during the first quarter of fiscal 2008 compared to the same period in fiscal 2007.

Dealer Financing Earning Assets

Dealer financing slightly decreased primarily due to seasonal fluctuations in the amount of dealer inventory financed, partially offset by the continued growth in the number of vehicle dealers receiving wholesale financing.

Residual Value Risk

The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, projected market values, and the resulting impact on vehicle lease return rates and loss severity.

Our management periodically reviews the estimated end of term market values of leased vehicles to assess the appropriateness of our carrying values. To the extent the estimated end of term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value.  These adjustments are made over time for operating leases by recording depreciation expense in the Consolidated Statement of Income.

Depreciation on Operating Leases

Fiscal 2008 compared to Fiscal 2007 - 1st Quarter

Percentage change 1st Quarter Fiscal 2008 versus 2007
Depreciation on operating leases	26%
Average operating lease units outstanding	25%

Depreciation expense on operating leases increased during the first quarter of fiscal 2008 compared to the same period in fiscal 2007 due to an increase in the average number of operating lease vehicles outstanding.  Depreciation expense can also be affected by changes in the used vehicle market because used vehicle market trends are a significant factor in estimating end of term market values.  During the current quarter, the used vehicle market was stable and did not materially contribute to the increase in depreciation expense.

Credit Risk

Allowance for Credit Losses and Credit Loss Experience

The following tables provide information related to our allowance for credit losses and credit loss experience for the three months ended June 30, 2007 and 2006 (dollars in millions):

	June 30, 2007	June 30, 2006
Allowance for credit losses at beginning of period	$554	$530
Provision for credit losses	102	66
Charge-offs, net of recoveries[1]	(95)	(71)
Allowance for credit losses at end of period	$561	$525

1 Net of recoveries of $20 million and $22 million for the three months ended June 30, 2007 and 2006, respectively.

	June 30, 2007	March 31, 2007	June 30, 2006
Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[1]
Finance receivables[2]	0.70%	0.53%	0.60%
Operating leases[2]	0.30%	0.24%	0.30%
Total	0.60%	0.46%	0.52%

Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.71%[3]	0.76%	0.59%[3]
Operating leases	0.20%[3]	0.26%	0.21%[3]
Total	0.58%[3]	0.64%	0.50%[3]
1 Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
2 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
3 Net charge-off ratios have been annualized using three-month results.

In evaluating the adequacy of the allowance for credit losses, management considers factors such as: historical loss experience, current economic conditions, used vehicle market, purchase quality mix, contract term length, operational factors, and credit quality of the portfolio at quarter end.  Management reviews periodically the differences between expected and actual incurred credit losses.

The allowance for credit losses increased in the first quarter of fiscal 2008 compared to the same period in fiscal 2007. The increase was primarily due to the growth in our earning assets and the broader range of credit quality within the retail portfolio.

We experienced an overall increase in 60-day delinquencies primarily due to the broader range of credit quality and longer term contracts within the retail portfolio.  The decrease in net charge-offs as a percentage of average gross earning assets at June 30, 2007 from March 31, 2007 was primarily due to seasonal fluctuations.

INSURANCE OPERATIONS

The following table summarizes key results of our Insurance Operations for the three months ended June 30, 2007 and 2006 (dollars in millions):

	June 30, 2007	June 30, 2006	Percentage Change

Insurance earned premiums and contract revenues	$92	$79	16%
Insurance losses and loss adjustment expenses	$38	$33	15%

Agreements issued (units)	389,000	358,000	9%
Agreements in force (units)	4,567,000	4,034,000	13%

Our insurance operations reported $15 million of net income for the first quarter of fiscal 2008 compared to $7 million of net income for the first quarter of 2007.  Insurance earned premiums and contract revenues increased due to an increase in the number of agreements issued and agreements in force, which was primarily due to the increase in Toyota and Lexus vehicle sales.

Insurance losses and loss adjustment expenses were $38 million and $33 million during the first quarters of fiscal 2008 and fiscal 2007, respectively.  The increase in insurance losses and loss adjustment expenses primarily relate to the increased claims reported on the vehicle service agreements and guaranteed auto protection insurance products due to the increased number of agreements in force and an increase in loss severity. The increase in loss severity was primarily driven by an increase in auto repair costs.

Our insurance operations reported $13 million and $3 million of investment income on marketable securities during the first quarters of fiscal 2008 and fiscal 2007, respectively.  This increase was primarily due to a decrease in realized losses on our investment portfolio.  In addition, higher investment balances and investment yields during fiscal 2008 resulted in an increase in interest and dividend income.

INVESTMENT AND OTHER INCOME

Our consolidated investment and other income is primarily comprised of investment income on marketable securities, investment income from securitizations, and other income. We reported $46 million in the first quarter of fiscal 2008 compared to $20 million in first quarter of fiscal 2007.  Of these amounts, $13 million and $3 million of investment income on marketable securities were reported by our insurance operations for the first quarter of fiscal 2008 and fiscal 2007, respectively.  Refer to the “Insurance Operations” section within this MD&A for further discussion regarding investment income on marketable securities.

We reported $31 million of other income for the first quarter of fiscal 2008, compared to $13 million for the same period in fiscal 2007.  Other income primarily consists of interest income on cash held in excess of our immediate funding needs, which increased primarily due to higher average balances outstanding and higher yields earned during the first quarter of fiscal 2008.

We reported $2 million of investment income from securitizations for the first quarter of fiscal 2008, compared to $4 million for the same period in fiscal 2007.  The decline was due to a reduction in the average outstanding balance of securitization pools as a result of the amortization of the related receivables and fewer outstanding transactions. The outstanding balance of securitized finance receivables we service decreased to $108 million at June 30, 2007 from $416 million at June 30, 2006.

INCOME TAXES

Income Tax Provision

Our effective tax rate was 38 percent for the first quarter of fiscal 2008, compared to 31 percent for the same period in fiscal 2007.  The increase in income taxes during the first quarter of fiscal 2008 compared to the same period in fiscal 2007 was due to a one time favorable adjustment related to a change in Texas franchise tax law (Texas margin tax (H.B. No. 3)) recorded in fiscal 2007 and to a federal income tax benefit related to the hybrid vehicle credit recorded in fiscal 2007. The hybrid tax credit is based on lease volume and amount of credit, both of which vary from quarter to quarter. We recorded a lower amount of federal income tax benefits related to the federal hybrid vehicle credit during the first quarter of fiscal 2008 compared to the same period in fiscal 2007.

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

The following table summarizes the outstanding components of our funding sources (dollars in millions):

	June 30, 2007	March 31, 2007
Commercial paper	$15,163	$14,954
Unsecured term debt[1]	45,999	43,575
Total debt	61,162	58,529
Off-balance sheet securitization	102	156
Total funding	$61,264	$58,685

[1]	Includes carrying value adjustments of $1.0 billion and $1.1 billion at June 30 and March 31, 2007, respectively, as described in Note 7- Debt of the Notes to Consolidated Financial Statements.

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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $471 million to $3.6 billion during the three months ended June 30, 2007, with an average balance of $2.3 billion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $13.7 billion to $16.5 billion during the three months ended June 30, 2007, with an average outstanding balance of $15.2 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements.

Unsecured Term Debt

The following table summarizes our components of unsecured term debt at par value (dollars in millions):

	U.S. medium term notes (“MTNs”) and domestic bonds	Euro MTNs (“EMTNs”)	Eurobonds	Total unsecured term debt[4]
Balance at March 31, 2007[1]	$18,170	$20,501	$4,152	$42,823
Issuances during the three months ended June 30, 2007	4,236[2]	2,503[3]	-	6,739
Maturities and terminations during the three months ended June 30, 2007	(2,119)	(1,259)	(708)	(4,086)
Balance at June 30, 2007[1]	$20,287	$21,745	$3,444	$45,476

Issuances during the one month ended July 31, 2007	$677[2]	$176[3]	$ -	$853

1 Amounts represent par values at issuance, and as such exclude unamortized premium/discount, foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships. Par values of non-U.S. currency denominated notes are determined using foreign exchange rates applicable as of the issuance dates.  Par values of zero coupon notes represent amounts to be paid at maturity.
2 MTNs and domestic bonds had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 5.0 percent to 10.0 percent.
3 EMTNs were issued in U.S. and non-U.S. currencies, had terms to maturity ranging from approximately 2 years to
   20 years, and had interest rates at the time of issuance ranging from 0 percent to 6.6 percent.
4 Consists of fixed and floating rate debt.  Upon the issuance of fixed rate debt, we generally elect to enter into pay-float interest rate swaps.  See “Derivative Instruments” of our Annual Report on Form 10-K for the year ended March 31, 2007 for a detailed description of our use of derivatives.

We maintain a shelf registration with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets to both retail and institutional investors.  We qualify as a well-known seasoned issuer under SEC rules, and as a result, we may issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2009.  Our EMTN program provides for the issuance of debt securities in the international capital markets.  In September 2006, the EMTN program was renewed for a one year period, and the maximum aggregate principal amount authorized to be outstanding at any time was increased from $20 billion to $30 billion, or the equivalent in other currencies, of which approximately $8 billion was available for issuance at July 31, 2007.  Our EMTN program may be expanded from time to time to allow for the continued use of this source of funding.  In addition, we may issue bonds in the international capital markets that are not issued under our U.S. or EMTN programs.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture, and EMTNs are issued pursuant to the terms of an agency agreement, both of which contain customary terms and conditions, including negative pledge and cross-default provisions.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement
In March 2007, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $4.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30 and March 31, 2007.

Five Year Credit Agreement
In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30 and March 31, 2007.

Letters of Credit Facilities Agreement
In addition, TMCC has uncommitted letters of credit facilities totaling $55 million at June 30 and March 31, 2007.  Of the total credit facilities, $2 million of the uncommitted letters of credit facilities were used at June 30 and March 31, 2007.

Securitization
Our securitization program represents an additional source of liquidity.  As of June 30, 2007, we owned approximately $39.8 billion in potentially securitizable retail finance receivables.  We maintain an effective shelf registration statement that complies with Regulation AB, the SEC’s rule governing the offering of asset backed securities, and can be used to issue asset backed securities secured by our retail finance contracts.  During the three months ended June 30, 2007, we did not execute any securitization transactions.  A detailed description of our securitization program is included in our Annual Report on Form 10-K for the year ended March 31, 2007 under “Off-Balance Sheet Arrangements”.

Credit Ratings

As of July 31, 2007, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Senior Debt	Commercial Paper	Outlook
S&P	AAA	A-1+	Stable
Moody’s	Aaa	P-1	Stable

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning nationally recognized statistical rating organization (“NRSRO”).  Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO. Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC. See “Item 1A. Risk Factors - Credit Support” of our Annual Report on Form 10-K for the year ended March 31, 2007.

DERIVATIVE INSTRUMENTS

We enter into derivative instruments for risk management purposes.  Our use of derivatives is limited to the management of interest rate and foreign exchange risks.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  Hedge accounting derivatives are comprised of pay-float interest rate swaps and cross currency interest rate swaps.  Non-hedge accounting derivatives are comprised of pay-fixed interest rate swaps, de-designated pay-float interest rate swaps, pay-float interest rate swaps for which hedge accounting has not been elected, interest rate caps, and currency basis swaps.  We discontinue the use of hedge accounting if a derivative is sold, terminated or exercised, or if our management determines that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”).  De-designated derivatives are included within the category of non-hedge accounting derivatives.  A detailed description of our accounting for derivative instruments is included in our Annual Report on Form 10-K for the year ended March 31, 2007 under “Derivative Instruments”.

One of our goals is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities.  We use non-hedge accounting derivatives, specifically pay-fixed interest rate swaps and interest rate caps, to manage this exposure.  The use of these non-hedge accounting derivatives to mitigate interest rate risk has historically resulted in significant volatility in the net result from non-hedge accounting.  The combination of the changes in fair values of de-designated derivatives with those of non-hedge accounting derivatives has had the effect of reducing earnings volatility.  Our management does not engage in de-designation with a view as to the favorable or unfavorable impact on the results of operations.  De-designation has resulted in lower losses in the net result from non-hedge accounting in certain quarters and in lower gains in the net result from non-hedge accounting in other quarters.  These decreases represent reductions in volatility in the net result from non-hedge accounting.  We estimate that the impact of de-designation on the results of operations was a reduction in the volatility in net result from non-hedge accounting of approximately $78 million for the quarter ended June 30, 2007, and approximately $9 million for the quarter ended June 30, 2006.  Our management evaluates the reduction of volatility on a quarterly basis only.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	June 30, 2007	March 31, 2007
Derivative assets	$1,691	$1,520
Less: Collateral held[1]	336	291
Derivative assets, net of collateral	$1,355	$1,229

Derivative liabilities	$203	$97

[1]	Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in the “Counterparty Credit Risk” section below.

Counterparty Credit Risk

We enter into reciprocal collateral arrangements with certain counterparties to mitigate our exposure to the credit risk associated with the respective counterparty.  A valuation of our position with the respective counterparty is performed at least monthly.  If the market value of our net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to us.  Conversely, if the market value of the counterparty's net derivatives position with us exceeds a specified threshold, we are required to transfer cash collateral in excess of the threshold to the counterparty.  Our International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet.  At June 30 and March 31, 2007, we held a net $336 million and $291 million, respectively, in collateral from counterparties, which is included in cash and cash equivalents in our Consolidated Balance Sheet.  We are not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the net fair market value of derivative contracts at June 30, 2007, reduced by collateral.  At June 30, 2007, substantially all of our derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by NRSROs.  We have not experienced a counterparty default and have no reserves related to non-performance as of June 30, 2007.  In addition, many of our ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.

A summary of our net counterparty credit exposure by credit rating as of June 30, 2007 and March 31, 2007 (net of collateral held) is presented below (dollars in millions):

	June 30, 2007	March 31, 2007
Credit Rating
AAA	$223	$226
AA	1,010	939
A	122	64
Total net counterparty credit exposure	$1,355	$1,229

The following table summarizes the composition of our derivatives portfolio (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
June 30, 2007
Pay-float swaps [1]	$23,756	$14,264	$38,020	$1,323	($142)
Pay-fixed swaps	-	44,336	44,336	305	-
Interest rate caps	-	945	945	2	-
Counterparty netting	-	-	-	61	(61)
Total	$23,756	$59,545	$83,301	$1,691	($203)

March 31, 2007
Pay-float swaps [1]	$21,036	$14,537	$35,573	$1,408	($112)
Pay-fixed swaps	-	42,126	42,126	121	-
Interest rate caps	-	945	945	6	-
Counterparty netting	-	-	-	(15)	15
Total	$21,036	$57,608	$78,644	$1,520	($97)

June 30, 2006
Pay-float swaps [1]	$15,354	$15,526	$30,880	$1,045	($196)
Pay-fixed swaps	-	39,550	39,550	628	-
Interest rate caps	-	1,245	1,245	14	-
Counterparty netting	-	-	-	(20)	20
Total	$15,354	$56,321	$71,675	$1,667	($176)

1Includes cross-currency interest rate swaps and currency basis swaps.

INTEREST EXPENSE

The following table summarizes the components of interest expense for the three months ended June 30, 2007 and 2006 (dollars in millions):

	June 30, 2007	June 30, 2006
Interest expense on debt	$730	$553
Amortization of basis adjustments on debt	(14)	(18)
Net interest realized on hedge accounting derivatives	31	43
Amortization of debt issue costs	16	12
Ineffectiveness related to hedge accounting derivatives	(7)	7
Interest expense excluding non-hedge accounting results	756	597
Net result from non-hedge accounting	(132)	(97)
Total interest expense	$624	$500

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper.  The increase during the first quarter of fiscal 2008 when compared to the same period in fiscal 2007 was primarily due to higher outstanding balances on unsecured debt and commercial paper and increased average cost of debt.

The amortization of basis adjustments on debt is primarily comprised of amortization related to the fair value adjustments on debt for terminated fair value hedging relationships.  As discussed in the “Derivative Instruments” section of this MD&A, the de-designation of the hedge accounting derivatives resulted in the termination of fair value hedging relationships.  As a consequence of these terminations, the fair value adjustments to the hedged items continue to be reported as part of the basis of the debt and are amortized to interest expense over the life of the debt. The decrease in amortization during the first quarter of fiscal 2008 when compared to the same period in fiscal 2007 was due to maturities during the first quarter of fiscal 2008 of debt associated with previously terminated fair value hedging relationships.

Net interest realized on hedge accounting derivatives represents net interest on pay-float swaps for which hedge accounting has been elected.  The change during the first quarter of fiscal 2008 when compared to the same period in fiscal 2007 was due to a smaller rise in short-term interest rates, primarily three-month LIBOR during the first quarter of fiscal 2008 compared to the same period in fiscal 2007, offset by net debt and swap market value changes.

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense for the three months ended June 30, 2007 and 2006 (dollars in millions):

	June 30, 2007	June 30, 2006
Currency basis swaps unrealized loss/(gain)	$2	($86)
Foreign currency transaction (gain)/loss	(2)	86
Net interest realized on non-hedge accounting derivatives	(59)	(73)
Unrealized (gain)/loss on non-hedge accounting derivatives
Interest rate swaps	(90)	(20)
Interest rate caps	17	(4)
Net result from non-hedge accounting	($132)	($97)

Currency basis swaps are used in combination with interest rate swaps to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments.  We have elected hedge accounting for the interest rate swaps and debt, but have elected not to apply hedge accounting for the currency basis swaps. The loss in the fair value of the currency basis swaps in the first quarter of fiscal 2008 was primarily due to the slight strengthening of the U.S. dollar relative to certain other currencies. The gain in the same three month period in fiscal 2007 was due to the overall weakening of the U.S. dollar.

The foreign currency transaction gain or loss relates to foreign currency denominated debt where hedge accounting has been applied only for interest rate risk.  The gain recognized in the first quarter of fiscal 2008 when compared to the same period in fiscal 2007 was primarily due to the slight strengthening of the U.S. dollar against certain other currencies. Foreign currency transaction gain or loss offset the unrealized gain or loss on the currency basis swaps discussed above.

Net interest realized on non-hedge accounting derivatives represents interest received on pay-fixed swaps offset by interest paid on non-hedge accounting pay-float swaps.  The change for the first quarter of fiscal 2008 when compared to the same period in fiscal 2007 was primarily due to higher interest rates on new pay-fixed swaps versus those that matured during the quarter.

The unrealized gain on non-hedge accounting derivatives for the first quarter of fiscal 2008 was due to the rise in the two- and three-year swaps rate on pay-fixed swaps with more than one year to maturity.   This unrealized gain was partially offset by the impact of the rise in the two- and three-year swap rates on pay-float swaps with more than one year to maturity.  The unrealized gain in the first quarter of fiscal 2007 was primarily due to the rise in market interest rates on pay-fixed swaps with more than one year to maturity partially offset by the impact of the rise in the two- and three-year swap rates on pay-float swaps with more than one year to maturity.

Refer to the “Derivative Instruments” section of this MD&A for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

A detailed description of our securitization funding program is included in our Annual Report on Form 10-K for the year ended March 31, 2007 under “Off-Balance Sheet Arrangements”.

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates.  Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a detailed description of these guarantees.

Lending Commitments

A detailed description of our lending commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2007 under “Off-Balance Sheet Arrangements”.  While the majority of these credit facilities and financing arrangements are secured, approximately 2 percent of our lending commitments at June 30, 2007 were unsecured.  In addition to these lending commitments, we have also extended $8.3 billion and $8.1 billion of wholesale financing lines not considered to be contractual commitments at June 30 and March 31, 2007, respectively, of which $4.9 billion and $5.2 billion were outstanding at June 30 and March 31, 2007, respectively.

Indemnification

Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a detailed description of agreements containing indemnification provisions.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2007.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

NEW ACCOUNTING STANDARDS

Refer to Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TMCC has omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4T.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

The following risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2007 have not materially changed for the June 2007 quarter: sales of Toyota and Lexus vehicles, credit support, residual value risk, credit risk, liquidity risk, market risk, operational risk, regulatory risk, counterparty credit risk, factors affecting earnings, competition, risk of catastrophes, concentration of customer risk, insurance reserves, and reinsurance credit risk. Please refer to our Annual Report on Form 10-K for the year ended March 31, 2007 for a complete discussion of these risk factors.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

TMCC has omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

TMCC has omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

TMCC has omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS

See Exhibit Index on page 41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 10, 2007	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2007	By /S/ JOHN F. STILLO

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