Form 10-Q
period 2007-09-30
TOYOTA MOTOR CREDIT CORP
filed 2007-11-08
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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
Yes   ☒   No  __

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

Yes __    No  ☒

As of October 31, 2007, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	September 30, 2007	March 31, 2007
ASSETS

Cash and cash equivalents	$2,099	$1,329
Investments in marketable securities	1,657	1,465
Finance receivables, net	50,777	47,862
Investments in operating leases, net	17,956	16,493
Other assets	3,730	2,219
Total assets	$76,219	$69,368

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$64,385	$58,529
Deferred income taxes	3,262	3,153
Other liabilities	3,268	2,621
Total liabilities	70,915	64,303

Commitments and contingencies (See Note 10)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized;
91,500 issued and outstanding)	915	915
Accumulated other comprehensive income	69	52
Retained earnings	4,320	4,098
Total shareholder's equity	5,304	5,065
Total liabilities and shareholder's equity	$76,219	$69,368

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Financing revenues:
Operating lease	$1,089	$888	$2,119	$1,706
Direct finance lease	19	27	40	57
Retail financing	754	585	1,454	1,129
Dealer financing	161	130	325	260
Total financing revenues	2,023	1,630	3,938	3,152

Depreciation on operating leases	811	648	1,573	1,253
Interest expense	992	760	1,613	1,260
Net financing revenues	220	222	752	639

Insurance earned premiums and contract revenues	96	83	188	162
Investment and other income	66	58	109	78
Net financing revenues and other revenues	382	363	1,049	879

Provision for credit losses	151	91	253	157
Expenses:
Operating and administrative	206	184	402	356
Insurance losses and loss adjustment expenses	40	31	78	64
Total provision for credit losses and expenses	397	306	733	577

(Loss) income before income taxes	(15)	57	316	302
(Benefit from) provision for income taxes	(9)	15	118	91

Net (loss) income	($6)	$42	$198	$211

See Accompanying Notes to Consolidated Financial Statements.

 TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$198	$211
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	94	155
Depreciation and amortization	1,862	1,532
Recognition of deferred income	(419)	(308)
Provision for credit losses	253	157
Increase in other assets	(962)	(264)
Increase in amounts held under reciprocal collateral arrangements	515	237
Increase in deferred income taxes	102	473
Increase in other liabilities	371	83
Net cash provided by operating activities	2,014	2,276

Cash flows from investing activities:
Purchase of investments in marketable securities	(599)	(300)
Disposition of investments in marketable securities	443	359
Acquisition of finance receivables	(11,803)	(10,880)
Collection of finance receivables	7,870	8,089
Acquisition of direct finance leases	(76)	(88)
Collection of direct finance leases	245	359
Net change in wholesale receivables	673	706
Acquisition of investments in operating leases	(4,431)	(4,926)
Disposals of investments in operating leases	1,505	1,312
Net cash used in investing activities	(6,173)	(5,369)

Cash flows from financing activities:
Proceeds from issuance of debt	8,338	7,785
Payments on debt	(7,088)	(4,996)
Net change in commercial paper	3,655	1,693
Net advances to TFSA	24	(30)
Net cash provided by financing activities	4,929	4,452

Net increase in cash and cash equivalents	770	1,359

Cash and cash equivalents at the beginning of the period	1,329	815
Cash and cash equivalents at the end of the period	$2,099	$2,174

Supplemental disclosures
Interest paid	$1,432	$1,020
Income taxes received	$51	$130

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

The information furnished in these unaudited interim financial statements for the three and six months ended September 30, 2007 and 2006 has been prepared in accordance with generally accepted accounting principles in the United States.  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2007 do not necessarily indicate the results that may be expected for the full year.

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

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over specific entity inputs.  The standard establishes a three level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date.  SFAS 157 is effective for us as of April 1, 2008.  We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for us as of April 1, 2008. This standard provides an option to irrevocably elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. Under SFAS 159, fair value would be used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes recognized in earnings. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Finance Receivables, Net

Finance receivables, net consisted of the following (dollars in millions):

	September 30,	March 31,
	2007	2007
Retail receivables	$42,099	$38,785
Direct finance leases	623	778
Dealer financing	8,673	8,868
	51,395	48,431
Deferred origination costs	713	684
Unearned income	(825)	(760)
Allowance for credit losses	(506)	(493)
Finance receivables, net	$50,777	$47,862

Note 3 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following (dollars in millions):

	September 30,	March 31,
	2007	2007
Vehicles	$22,555	$20,448
Equipment and other	883	844
	23,438	21,292
Deferred origination fees	(55)	(47)
Deferred income	(413)	(404)
Accumulated depreciation	(4,945)	(4,287)
Allowance for credit losses	(69)	(61)
Investments in operating leases, net	$17,956	$16,493

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases for the three and six months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Allowance for credit losses at beginning of period	$561	$525	$554	$530
Provision for credit losses	151	91	253	157
Charge-offs, net of recoveries[1]	(137)	(91)	(232)	(162)
Allowance for credit losses at end of period	$575	$525	$575	$525

1 Net of recoveries of $21 million and $41 million for the three and six months ended September 30, 2007, respectively, and $19 million and $41 million for the three and six months ended September 30, 2006, respectively.

	September 30, 2007	September 30, 2006
Aggregate balances for accounts 60 or more days past due[2]
Finance receivables[3]	$407	$309
Operating leases[3]	70	42
Total	$477	$351

2 Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

Note 5 – Interest Expense and Derivatives and Hedging Activities

The following table summarizes the components of interest expense for the three and six months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Interest expense on debt	$733	$629	$1,461	$1,182
Amortization of basis adjustments on debt	(6)	(19)	(20)	(37)
Net interest realized on hedge accounting derivatives	114	52	144	95
Amortization of debt issue costs	16	14	32	26
Ineffectiveness related to hedge accounting derivatives	5	3	(2)	10
Interest expense excluding non-hedge accounting results	862	679	1,615	1,276
Net result from non-hedge accounting	130	81	(2)	(16)
Total interest expense	$992	$760	$1,613	$1,260

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Interest Expense and Derivatives and Hedging Activities (Continued)

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense for the three and six months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Currency basis swaps unrealized (gain)/loss	($49)	$13	($47)	($73)
Foreign currency transaction loss/(gain)	48	(13)	46	73
Net interest realized on non-hedge accounting derivatives	(59)	(101)	(118)	(174)
Unrealized loss/(gain) on non-hedge accounting derivatives
Interest rate swaps	182	180	92	160
Interest rate caps	8	2	25	(2)
Net result from non-hedge accounting	$130	$81	($2)	($16)

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in our Consolidated Balance Sheet (dollars in millions):

	September 30, 2007	March 31, 2007
Derivative assets	$2,609	$1,520
Less: Collateral held [1]	806	291
Derivative assets, net of collateral	$1,803	$1,229

Derivative liabilities	$229	$97

[1]
Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in Note 8 – Interest Expense and Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2007.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following (dollars in millions):

	September 30, 2007	March 31, 2007
Other assets:
Derivative assets	$1,803	$1,229
Used vehicles held for sale[1]	161	132
Deferred charges	161	151
Income taxes receivable	272	342
Other assets	1,333	365
Total other assets	$3,730	$2,219

Other liabilities:
Unearned insurance premiums and contract revenues	$1,249	$1,139
Accounts payable and accrued expenses	1,198	935
Derivative liabilities	229	97
Deferred income	293	263
Other liabilities	299	187
Total other liabilities	$3,268	$2,621

[1]Primarily represents repossessed and off-lease vehicles.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows (dollars in millions):
			Weighted Average Contractual Interest Rates
	September 30, 2007	March 31, 2007	September 30, 2007	March 31, 2007
Commercial paper[1]	$18,658	$14,954	5.21%	5.29%
Notes and loans payable[1]	43,702	42,440	4.35%	4.44%
Carrying value adjustment[2]	2,025	1,135
Debt	$64,385	$58,529	4.61%	4.67%

[1] Includes unamortized premium/discount.

[2] Represents the effects of foreign currency transaction gains and losses on notes denominated in foreign currencies, fair value adjustments to notes in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

The carrying value of our notes and loans payable includes unsecured notes denominated in various foreign currencies valued at $20 billion and $17 billion at September 30 and March 31, 2007, respectively.  Concurrent with the issuance of these unsecured notes, we entered into cross currency interest rate swap agreements or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Additionally, the carrying value of our notes and loans payable at September 30, 2007 consists of $9 billion of unsecured floating rate notes with contractual interest rates ranging from 0 percent to 8.4 percent and $36 billion of unsecured fixed rate notes with contractual interest rates ranging from 0 percent to 15.2 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

As of September 30, 2007, our commercial paper had an average remaining maturity of 51 days.  Our notes and loans payable mature on various dates through fiscal 2047.

Note 8 – Comprehensive Income

The following table summarizes our total comprehensive income for the three and six months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	($6)	$42	$198	$211
Net change in unrealized gain on available for sale marketable securities (net of tax)	15	7	17	1
Total comprehensive income	$9	$49	$215	$212

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Liquidity Facilities and Letters of Credit

364 Day Credit Agreement
In March 2007, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $4 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30 and March 31, 2007.

Five Year Credit Agreement
In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30 and March 31, 2007.

Letters of Credit Facilities Agreement
In addition, TMCC has uncommitted letters of credit facilities totaling $55 million at September 30 and March 31, 2007.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities were used at September 30 and March 31, 2007.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below (dollars in millions):

	September 30, 2007	March 31, 2007
Commitments:
Credit facilities with vehicle and industrial equipment dealers[1]	$4,672	$4,259
Credit facilities with affiliates	110	110
Facilities lease commitments[2]	116	101
Total commitments	4,898	4,470
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	148	148
Revolving liquidity notes related to securitizations	17	17
Total commitments and guarantees	$5,063	$4,635

[1]Excludes $9 billion and $8 billion of wholesale financing lines not considered to be contractual commitments at September 30 and March 31, 2007, respectively, of which $5 billion was outstanding at September 30 and March 31, 2007.

[2]Includes $65 million and $69 million in facilities lease commitments with affiliates at September 30 and March 31, 2007, respectively.

As of September 30 2007, there have been no material changes to our commitments as described in Note 15 – Commitments and Contingencies of our Annual Report on Form 10-K for the year ended March 31, 2007, except as described below.

Commitments

Of the total credit facilities available to vehicle and industrial equipment dealers, $3 billion was outstanding at September 30 and March 31, 2007.   TCPR has a $110 million revolving line of credit with Toyota de Puerto Rico Corp (“TDPR”), a subsidiary of Toyota Motor Sales, U.S.A., Inc.  The amount outstanding with TDPR at September 30, 2007 was $17 million.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Commitments and Contingencies (Continued)

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid.  TMCC receives an annual fee of $102,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30 and March 31, 2007.  The fair value of these guarantees as of September 30 and March 31, 2007 was approximately $1 million.  As of September 30 and March 31, 2007, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.  In addition, other than the fee discussed above, there are no corresponding expenses or cash flows arising from these guarantees.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim.  In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of September 30, 2007, we determined that it is not probable that we will be required to make any material payments in the future. As of September 30 and March 31, 2007, no amounts have been recorded under these indemnifications.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Income Taxes

Income Tax Provision

Our effective tax rate was 37 percent for the first half of fiscal 2008, compared to 30 percent for the same period in fiscal 2007.  The increase in income taxes during the first half of fiscal 2008 compared to the same period in fiscal 2007 was due to a one time favorable adjustment related to a change in Texas franchise tax law (Texas margin tax (H.B. No. 3)) recorded in fiscal 2007 and to a federal income tax benefit related to the hybrid vehicle credit recorded in fiscal 2007. The hybrid tax credit is based on lease volume and amount of credit, both of which vary from quarter to quarter.  We recorded a lower amount of federal income tax benefits related to the federal hybrid vehicle credit during the first half of fiscal 2008 compared to the same period in fiscal 2007.

FASB Interpretation No. 48

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement No. 109” (“FIN 48”) effective April 1, 2007.  Due to the immaterial impact of adopting FIN 48, no adjustment was made to beginning retained earnings.  Our income taxes receivable at March 31, 2007 was $342 million.  After recognition of unrealized tax benefits related to FIN 48 and adjustment to existing reserves related to the implementation of FIN 48, the income tax receivable was $343 million at April 1, 2007.  We recognized a net favorable impact from the adoption of FIN 48 due to the favorable reversal of certain timing related items in fiscal 2007.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Related Party Transactions

As of September 30, 2007, there have been no material changes to our related party agreements or relationships as described in our Annual Report on Form 10-K for the year ended March 31, 2007, except as described below.  The table below summarizes the amounts included in our Consolidated Balance Sheet under various related party agreements or relationships (dollars in millions):

	September 30, 2007	March 31, 2007
Assets:
Cash and cash equivalents
Cash[1]	$5	$-

Finance receivables, net
Receivables with affiliates	$21	$23
Notes receivable under home loan program	$6	$6
Deferred retail subvention income from affiliates	($556)	($468)

Investments in operating leases, net
Leases to affiliates	$38	$41
Deferred lease subvention income from affiliates	($411)	($401)

Other assets
Note receivables from affiliates[2]	$954	$-
Subvention receivable from affiliates	$80	$58
Intercompany receivables	$23	$44
Deferred debt issue costs	$2	$-

Liabilities:
Other liabilities
Intercompany payables	$161	$159
Note payable to affiliate[3]	$110	$-

Shareholder’s Equity:
Advances to TFSA[4]	$3	$155
Reclassification to re-establish receivable due from TFSA[5]	($27)	($131)
Dividends paid[6]	-	$130

1 Represents cash held in an interest bearing account at Toyota Financial Savings Bank (“TFSB”).
2 Represents balances primarily due from Toyota Motor Finance (Netherlands) B.V. (“TMFNL”) and TFSB. The lending arrangement with TMFNL is discussed further within this Note.
3 Represents balance due to Toyota Financial Services Americas Corporation (“TFSA”) under its credit agreement with TMCC.
4 Represents advances to TFSA under its credit agreement with TMCC during the six months ended September 30, 2007 and year ended March 31, 2007.
5 Represents reclassifications to note receivables from affiliates during the six months ended September 30, 2007 and year ended March 31, 2007 to record TFSA’s settlements of advances from TMCC.
6 No dividends were declared or paid in the first half of fiscal 2008. During fiscal 2007, our Board of Directors declared and paid a cash dividend of $130 million to TFSA.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Related Party Transactions (Continued)

The table below summarizes the amounts included in our Consolidated Statement of Income under various related party agreements or relationships for the three and six months ended September 30, 2007 and 2006 (dollars in millions):
	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net Financing Revenues:
Manufacturers’ subvention support and other revenues	$163	$116	$313	$221
Credit support fees incurred	($10)	($8)	($20)	($16)

Other Revenues:
Affiliate insurance premiums, commissions, and other	$16	$14	$33	$34
revenues
Interest earned on receivables from affiliates	$5	$-	$5	$-

Expenses:
Shared services charges and other expenses	$14	$18	$28	$33
Employee benefits expense	$14	$16	$28	$32

Note receivables from affiliates

During the second quarter of fiscal 2008, TMCC entered into an uncommitted loan finance agreement with Toyota Motor Finance (Netherlands) B.V. (“TMFNL”) under which TMCC may make an unlimited amount of loans to TMFNL.  The terms are determined at the time of each loan based on business factors and market conditions. As of September 30, 2007, all loans are short-term in nature.

Note 13 – Segment Information

Financial results for our operating segments in our Consolidated Balance Sheet are summarized below (dollars in millions):

	September 30, 2007	March 31, 2007
Assets:
Finance operations[1]	$72,575	$66,118
Insurance operations[1]	2,376	2,084
Other[2]	1,268	1,166
Total assets	$76,219	$69,368

1 The amounts presented are before the elimination of balances and transactions with other reporting segments.
2 Other amounts include financing provided to industrial equipment dealers and intersegment eliminations and reclassifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Segment Information (Continued)

Financial results for our operating segments in our Consolidated Statement of Income are summarized below for the three and six months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Gross revenues:
Finance operations[1]	$1,987	$1,589	$3,859	$3,066
Insurance operations[1]	132	126	245	213
Other[2]	66	56	131	113
Total gross revenues	$2,185	$1,771	$4,235	$3,392

Net (loss) income:
Finance operations[1]	($43)	($4)	$132	$146
Insurance operations[1]	34	39	57	51
Other[2]	3	7	9	14
Total net (loss) income	($6)	$42	$198	$211

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

We also generate revenue through marketing, underwriting, and administering agreements related to covering certain risks of vehicle dealers and their customers.  We measure the performance of our insurance operations using the following metrics:

•	Agreement volume
•	Number of agreements in force
•	Investment portfolio return
•	Loss metrics

Our consolidated net loss was $6 million for the second quarter of fiscal 2008 compared to our consolidated net income of $42 million for the second quarter of fiscal 2007.  Our consolidated net income was $198 million for the first half of fiscal 2008 compared to $211 million for the first half of fiscal 2007.  Our net loss in the second quarter of fiscal 2008 was primarily affected by the increase in total interest expense.  This includes unrealized losses on our derivatives used to manage interest rate risk in our loan and lease portfolio.  In addition, total interest expense increased due to higher outstanding debt balances.  Earnings were negatively impacted by higher provision for credit losses and higher operating and administrative expenses.  Our net loss was partially offset by our higher portfolio yields on our finance receivables along with an overall increase in the finance receivables balance.

Our financing operations reported net loss of $32 million for the second quarter of fiscal 2008 compared to our consolidated net income of $9 million for the second quarter of fiscal 2007.  Our financing operations reported net income of $157 million for the first half of fiscal 2008 compared to $171 million for the first half of fiscal 2007.  The decrease in net income resulted from increased total interest expense due to unrealized losses on our derivatives and higher outstanding debt balances as discussed above.  The decrease in net income was also impacted by a higher provision for credit losses resulting from growth in earning assets and our broader range of credit quality within the retail portfolio.

Our insurance operations reported net income of $26 million for the second quarter of fiscal 2008 compared to $33 million for the second quarter of fiscal 2007.  Our insurance operations reported net income of $41 million for the first half of fiscal 2008 compared to $40 million for the first half of fiscal 2007.   The increase in net income during the first half of fiscal 2008 resulted from the increase in contract revenues and earned premiums, partially offset by the increase in insurance losses and loss adjustment expenses. Insurance losses and loss adjustment expenses increased primarily due to the increases in average number of agreements in force and average loss severity.

FINANCING OPERATIONS

Results of Operations

Fiscal 2008 compared to Fiscal 2007

	Percentage change fiscal 2008 versus fiscal 2007
	Three Months Ended September 30	Six Months Ended September 30
Operating lease	23%	24%
Direct finance lease	(30%)	(30%)
Retail financing	29%	29%
Dealer financing	24%	25%
Total financing revenues	24%	25%

Depreciation on operating leases	25%	26%
Interest expense	31%	28%
Net financing revenues	(1%)	(18%)

Net financing revenues decreased 1 percent and 18 percent during the second quarter and first half of fiscal 2008, respectively, compared to the same periods in fiscal 2007.  The decrease in our net financing revenues was impacted by the increase in total interest expense.  This includes unrealized losses on our derivatives used to manage interest rate risk in our loan and lease portfolio.  In addition, total interest expense increased due to higher outstanding debt balances.  Refer to the “Interest Expense” section within this MD&A for further discussion regarding interest expense.  The decline in our net financing revenues was partially offset by our higher portfolio yields on our finance receivables along with an overall increase in the finance receivables balance.  Our financing revenues were influenced as follows:

•
Our operating lease revenues and direct finance lease revenues on a combined basis were up 21 percent and 22 percent during the second quarter and first half of fiscal 2008, respectively, compared to the same periods in fiscal 2007.  This increase was primarily driven by our higher investments in operating leases, partially offset by the decrease in direct finance leases as a substantial number of our new vehicle leases are classified as operating leases.

•
Our retail financing revenues increased 29 percent during the second quarter and first half of fiscal 2008, compared to the same periods in fiscal 2007.  This was due to an increase in retail finance receivables with a corresponding increase in our portfolio yield.

•
Dealer financing revenues increased 24 percent and 25 percent during the second quarter and first half of fiscal 2008, respectively, compared to the same periods in fiscal 2007 primarily due to an increase in the number of dealers serviced which led to a higher average outstanding balance on dealer financing earning assets.  The yield on dealer financing receivables increased as the majority of the dealer financing portfolio bears interest at variable rates which re-price with changes in market rates.

Our total finance receivables portfolio yield was 7.4 percent and 7.3 percent for the second quarter and first half of fiscal 2008, respectively, compared to 6.7 percent for the same periods in fiscal 2007.

Depreciation expense on operating leases increased 25 percent and 26 percent during the second quarter and first half of fiscal 2008, respectively, compared to the same periods in fiscal 2007.  This increase is consistent with the increase in the average number of operating lease units outstanding during the second quarter and first half of fiscal 2008 compared to the same period in fiscal 2007.  Refer to the “Residual Value Risk” section within this MD&A for further discussion.

Net Earning Assets and Vehicle Financing Volume

The composition of our net earning assets is summarized below (dollars in millions):

	September 30, 2007	March 31, 2007	Percentage Change
Net Earning Assets
Finance receivables
Retail finance receivables	$41,579	$38,329	8%
Direct finance leases	569	704	(19%)
Dealer financing	8,629	8,829	(2%)
Total finance receivables	50,777	47,862	6%
Investments in operating leases	17,956	16,493	9%
Net earning assets	$68,733	$64,355	7%

Dealer Financing (Number of dealers receiving vehicle wholesale financing)
Toyota and Lexus dealers[1]	811	787	3%
Vehicle dealers outside of the Toyota/Lexus dealer network	448	409	10%
Total number of dealers receiving vehicle wholesale financing	1,259	1,196	5%

Dealer inventory financed (units)	182,000	220,000	(17%)

1 Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

The composition of our vehicle contract volume and market share is summarized below for the three and six months ended September 30, 2007 and 2006 (units in thousands):

	Three Months Ended		Percentage	Six Months Ended		Percentage
	September 30,		Change	September 30,		Change
	2007	2006		2007	2006
Vehicle financing volume (units):
New retail	214	199	8%	419	390	7%
Used retail	75	76	(1%)	148	150	(1%)
Lease	67	72	(7%)	134	151	(11%)
Total	356	347	3%	701	691	1%

TMS subvened vehicle financing volume (units included in the above table):
New retail	66	55	20%	130	101	29%
Used retail	8	7	14%	18	18	0%
Lease	46	41	12%	86	81	6%
Total	120	103	17%	234	200	17%

Market share[1]:
Retail	38.4%	34.2%		36.9%	34.1%
Lease	12.2%	12.5%		12.0%	13.4%
Total	50.6%	46.7%		48.9%	47.5%

1 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Our total retail and lease market share of new Toyota and Lexus vehicles increased in the second quarter and first half of fiscal 2008 compared to the same periods in fiscal 2007.  Our overall retail and lease financing volume increased for the second quarter and first half of fiscal 2008 compared to the same periods in fiscal 2007.

Retail Finance Receivables and Financing Volume

Retail finance receivables and vehicle retail financing volume was due to higher Toyota and Lexus vehicle sales combined with our emphasis on developing dealer relationships and purchasing a broader range of credit quality.  Our retail market share of TMS new vehicle sales increased in the second quarter and first half of fiscal 2008 compared to the same periods in fiscal 2007.  This was due to the increased availability of TMS retail subvention, strong dealer relationships and the increase in the number of vehicle dealers receiving wholesale financing.  We generally experience a higher level of retail financing volume as a result of these relationships.

Lease Earning Assets and Financing Volume

Total lease earning assets are comprised of investments in operating leases and direct finance leases.  Our vehicle lease financing volume is impacted by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment. Our vehicle lease financing volume and vehicle lease market share decreased for the second quarter and first half of fiscal 2008 compared to the same period in fiscal 2007 primarily due to the decrease in the extent of TMS lease subvention during the second quarter and first half of fiscal 2008 compared to the same periods in fiscal 2007.

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

Depreciation on Operating Leases

Fiscal 2008 compared to Fiscal 2007

	Percentage change fiscal 2008 versus fiscal 2007
	Three Months Ended September 30	Six Months Ended September 30
Depreciation on operating leases	25%	26%
Average operating lease units outstanding	22%	23%

Depreciation expense on operating leases increased during the second quarter and first half of fiscal 2008 compared to the same periods in fiscal 2007 due to an increase in the average number of operating lease vehicles outstanding.  Depreciation expense can also be affected by changes in the used vehicle market because used vehicle market trends are a significant factor in estimating end of term market values.  During the second quarter and first half of fiscal 2008, the used vehicle market was stable and did not materially contribute to the increase in depreciation expense.

Credit Risk

Allowance for Credit Losses and Credit Loss Experience

The following tables provide information related to our allowance for credit losses and credit loss experience for the three and six months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Allowance for credit losses at beginning of period	$561	$525	$554	$530
Provision for credit losses	151	91	253	157
Charge-offs, net of recoveries[1]	(137)	(91)	(232)	(162)
Allowance for credit losses at end of period	$575	$525	$575	$525

1 Net of recoveries of $21 million and $41 million for the three and six months ended September 30, 2007, respectively, and $19 million and $41 million for the three and six months ended September 30, 2006 respectively.

	September 30, 2007	March 31, 2007	September 30, 2006
Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[1]
Finance receivables[2]	0.79%	0.53%	0.70%
Operating leases[2]	0.39%	0.24%	0.27%
Total	0.69%	0.46%	0.59%

Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.84%[3]	0.76%	0.67%[3]
Operating leases	0.26%[3]	0.26%	0.23%[3]
Total	0.69%[3]	0.64%	0.56%[3]

[1] Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
2 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
3 Net charge-off ratios have been annualized using six-month results.

In evaluating the adequacy of the allowance for credit losses, management considers factors such as: historical loss experience, current economic conditions and outlook, used vehicle market, purchase quality mix, contract term length, operational factors, and credit quality of the portfolio at quarter end.  Management reviews periodically the differences between expected and actual incurred credit losses.

The allowance for credit losses increased in the second quarter and first half of fiscal 2008 compared to the same periods in fiscal 2007.  The increase was primarily due to the growth in our earning assets, the broader range of credit quality within the retail portfolio, and the weakness in the consumer credit market.

We experienced an overall increase in 60-day delinquencies primarily due to the broader range of credit quality, longer term contracts within the retail portfolio, weakness in the consumer credit market and seasonal fluctuations.  The increase in net charge-offs as a percentage of average gross earning assets at September 30, 2007 from March 31, 2007 was primarily due to the broader range in credit quality and the weakness in the consumer credit market.

INSURANCE OPERATIONS

The following table summarizes key results of our Insurance Operations for the three and six months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2007	2006		2007	2006

Insurance earned premiums and contract revenues	$96	$83	16%	$188	$162	16%

Insurance losses and loss adjustment expenses	$40	$31	29%	$78	$64	22%

Agreements issued (units)	394,000	374,000	5%	783,000	731,000	7%
Agreements in force (units)	4,712,000	4,188,000	13%	4,712,000	4,188,000	13%

Our insurance operations reported $26 million and $41 million of net income for the second quarter and first half of fiscal 2008, respectively, compared to $33 million and $40 million for the same periods in fiscal 2007.  Insurance earned premiums and contract revenues increased during the first half of fiscal 2008 due to an increase in the number of agreements issued and agreements in force, which was primarily due to Toyota and Lexus vehicle sales and strong dealer relationships.

Insurance losses and loss adjustment expenses were $40 million and $78 million for the second quarter and first half of fiscal 2008, respectively, compared to $31 million and $64 million for the same periods in fiscal 2007.  The increase in insurance losses and loss adjustment expenses primarily relate to the increased claims reported on vehicle service agreements due to the increased number of agreements in force and average loss severity.  The increase in loss severity was primarily driven by an increase in auto repair costs.

Our insurance operations reported $29 million and $41 million of investment income on marketable securities for the second quarter and first half of fiscal 2008, respectively, compared to $37 million and $39 million for the same periods in fiscal 2007.  These results reflect higher interest and dividend income as the result of higher investment balances and investment yields offset by lower net realized gains during fiscal 2008.

INVESTMENT AND OTHER INCOME

Our consolidated investment and other income is primarily comprised of investment income on marketable securities, investment income from securitizations, and other income. We reported $66 million and $109 million in the second quarter and first half of fiscal 2008, respectively, compared to $58 million and $78 million for the same periods in fiscal 2007.  Of these amounts, $29 million and $41 million of investment income on marketable securities were reported by our insurance operations for the second quarter and first half of fiscal 2008, respectively.  Refer to the “Insurance Operations” section within this MD&A for further discussion regarding investment income on marketable securities.

We reported $37 million and $65 million of other income for the second quarter and first half of fiscal 2008, compared to $17 million and $31 million for the same periods in fiscal 2007.  Other income primarily consists of interest income on cash held in excess of our immediate funding needs, which increased primarily due to higher average balances outstanding and higher yields earned during fiscal 2008.

We reported $1 million and $2 million of investment income from securitizations for the second quarter and first half of fiscal 2008 respectively, compared to $3 million and $6 million for the same periods in fiscal 2007.  The decline was due to a reduction in the average outstanding balance of securitization pools as a result of the amortization of the related receivables and fewer outstanding transactions. The outstanding balance of securitized finance receivables we service decreased to $66 million at September 30, 2007 from $318 million at September 30, 2006.

INCOME TAXES

Income Tax Provision

Our effective tax rate was 37 percent for the first half of fiscal 2008, compared to 30 percent for the same period in fiscal 2007.  The increase in income taxes during the first half of fiscal 2008 compared to the same period in fiscal 2007 was due to a one time favorable adjustment related to a change in Texas franchise tax law (Texas margin tax (H.B. No. 3)) recorded in fiscal 2007 and to a federal income tax benefit related to the hybrid vehicle credit recorded in fiscal 2007. The hybrid tax credit is based on lease volume and amount of credit, both of which vary from quarter to quarter. We recorded a lower amount of federal income tax benefits related to the federal hybrid vehicle credit during the first half of fiscal 2008 compared to the same period in fiscal 2007.

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

The following table summarizes the outstanding components of our funding sources (dollars in millions):

	September 30, 2007	March 31, 2007
Commercial paper	$18,658	$14,954
Unsecured term debt[1]	45,727	43,575
Total debt	64,385	58,529
Off-balance sheet securitization	48	156
Total funding	$64,433	$58,685

[1]	Includes carrying value adjustments of $2 billion and $1 billion at September 30 and March 31, 2007, respectively, as described in Note 7- Debt of the Notes to Consolidated Financial Statements.

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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $688 million to $3 billion during the three months ended September 30, 2007, with an average balance of $2 billion.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $15 billion to $20 billion during the three months ended September 30, 2007, with an average outstanding balance of $17 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements.

Unsecured Term Debt

The following table summarizes our components of unsecured term debt at par value (dollars in millions):

	U.S. medium term notes (“MTNs”) and domestic bonds	Euro MTNs (“EMTNs”)	Eurobonds	Total unsecured term debt[4]
Balance at March 31, 2007[1]	$18,170	$20,501	$4,152	$42,823
Issuances during the six months ended September 30, 2007	5,583[2]	3,016[3]	-	8,599
Maturities and terminations during the six months ended September 30, 2007	(4,342)	(2,190)	(708)	(7,240)
Balance at September 30, 2007[1]	$19,411	$21,327	$3,444	$44,182

Issuances during the one month ended October 31, 2007	$1,336[2]	$283[3]	$ -	$1,619

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
2 MTNs and domestic bonds had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 0 percent to 10 percent.
3 EMTNs were issued in U.S. and non-U.S. currencies, had terms to maturity ranging from approximately 2 years to
   20 years, and had interest rates at the time of issuance ranging from 0 percent to 7.7 percent.
4 Consists of fixed and floating rate debt.  Upon the issuance of fixed rate debt, we generally elect to enter into pay-float interest rate swaps.  See “Derivative Instruments” of our Annual Report on Form 10-K for the year ended March 31, 2007 for a detailed description of our use of derivatives.

We maintain a shelf registration with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets to both retail and institutional investors.  We qualify as a well-known seasoned issuer under SEC rules, and as a result, we may issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2009.  Our EMTN program provides for the issuance of debt securities in the international capital markets.  In September 2007, the EMTN program was renewed for a one year period, and the

Company’s affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited joined the EMTN program as issuers.  The maximum aggregate principal amount authorized to be outstanding at any time was increased from $30 billion to €40 billion, or the equivalent in other currencies, of which approximately €17 billion was available for issuance at October 31, 2007.  The authorized amount is shared among all issuers on the program.  Our EMTN program may be expanded from time to time to allow for the continued use of this source of funding.  In addition, we may issue bonds in the international capital markets that are not issued under our U.S. or EMTN programs.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture, and EMTNs are issued pursuant to the terms of an agency agreement, both of which contain customary terms and conditions.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement
In March 2007, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $4 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30 and March 31, 2007.

Five Year Credit Agreement
In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30 and March 31, 2007.

Letters of Credit Facilities Agreement
In addition, TMCC has uncommitted letters of credit facilities totaling $55 million at September 30 and March 31, 2007.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities were used at September 30 and March 31, 2007.

Securitization
Our securitization program represents an additional source of liquidity.  As of September 30, 2007, we owned approximately $42 billion in potentially securitizable retail finance receivables.  We maintain an effective shelf registration statement that complies with Regulation AB, the SEC’s rule governing the offering of asset backed securities, and can be used to issue asset backed securities secured by our retail finance contracts.  During the three and six months ended September 30, 2007, we did not execute any securitization transactions.  A detailed description of our securitization program is included in our Annual Report on Form 10-K for the year ended March 31, 2007 under “Off-Balance Sheet Arrangements”.

Credit Ratings

As of October 31, 2007, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

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

One of our goals is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities.  We use non-hedge accounting derivatives, specifically pay-fixed interest rate swaps and interest rate caps, to manage this exposure.  The use of these non-hedge accounting derivatives to mitigate interest rate risk has historically resulted in significant volatility in the net result from non-hedge accounting.  The combination of the changes in fair values of de-designated derivatives with those of non-hedge accounting derivatives has had the effect of reducing earnings volatility.  Our management does not engage in de-designation with a view as to the favorable or unfavorable impact on the results of operations.  De-designation has resulted in lower losses in the net result from non-hedge accounting in certain quarters and in lower gains in the net result from non-hedge accounting in other quarters.  These decreases represent reductions in volatility in the net result from non-hedge accounting.  We estimate that the impact of de-designation on the results of operations was a reduction in the volatility in net result from non-hedge accounting of approximately $135 million for the quarter ended September 30, 2007, and approximately $53 million for the quarter ended September 30, 2006.  Our management evaluates the reduction of volatility on a quarterly basis only.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	September 30, 2007	March 31, 2007
Derivative assets	$2,609	$1,520
Less: Collateral held[1]	806	291
Derivative assets, net of collateral	$1,803	$1,229

Derivative liabilities	$229	$97

[1]	Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in the “Counterparty Credit Risk” section below.

Counterparty Credit Risk

We enter into reciprocal collateral arrangements with certain counterparties to mitigate our exposure to the credit risk associated with the respective counterparty.  A valuation of our position with the respective counterparty is performed at least monthly.  If the market value of our net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to us.  Conversely, if the market value of the counterparty's net derivatives position with us exceeds a specified threshold, we are required to transfer cash collateral in excess of the threshold to the counterparty.  Our International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet.  At September 30 and March 31, 2007, we held a net $806 million and $291 million, respectively, in collateral from counterparties, which is included in cash and cash equivalents in our Consolidated Balance Sheet.  We are not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the net fair market value of derivative contracts at September 30, 2007, reduced by collateral.  At September 30, 2007, substantially all of our derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by NRSROs.  We have not experienced a counterparty default and have no reserves related to non-performance as of September 30, 2007.  In addition, many of our ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.

A summary of our net counterparty credit exposure by credit rating as of September 30, 2007 and March 31, 2007 (net of collateral held) is presented below (dollars in millions):

	September 30, 2007	March 31, 2007
Credit Rating
AAA	$366	$226
AA	1,199	939
A	238	64
Total net counterparty credit exposure	$1,803	$1,229

The following table summarizes the composition of our derivatives portfolio (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
September 30, 2007
Pay-float swaps [1]	$24,483	$14,138	$38,621	$2,419	($60)
Pay-fixed swaps	-	46,811	46,811	115	(95)
Interest rate caps	-	595	595	1
Counterparty netting	-			74	(74)
Total	$24,483	$61,544	$86,027	$2,609	($229)

March 31, 2007
Pay-float swaps [1]	$21,036	$14,537	$35,573	$1,408	($112)
Pay-fixed swaps	-	42,126	42,126	121	-
Interest rate caps	-	945	945	6	-
Counterparty netting	-	-	-	(15)	15
Total	$21,036	$57,608	$78,644	$1,520	($97)

September 30, 2006
Pay-float swaps [1]	$17,571	$15,082	$32,653	$1,230	($152)
Pay-fixed swaps	-	39,350	39,350	299	-
Interest rate caps	-	945	945	8	-
Counterparty netting	-	-	-	(11)	11
Total	$17,571	$55,377	$72,948	$1,526	($141)

1Includes cross-currency interest rate swaps and currency basis swaps.

INTEREST EXPENSE

The following table summarizes the components of interest expense for the three and six months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Interest expense on debt	$733	$629	$1,461	$1,182
Amortization of basis adjustments on debt	(6)	(19)	(20)	(37)
Net interest realized on hedge accounting derivatives	114	52	144	95
Amortization of debt issue costs	16	14	32	26
Ineffectiveness related to hedge accounting derivatives	5	3	(2)	10
Interest expense excluding non-hedge accounting results	862	679	1,615	1,276
Net result from non-hedge accounting	130	81	(2)	(16)
Total interest expense	$992	$760	$1,613	$1,260

Three Months Ended September 30, 2007 vs. September 30, 2006

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper.  The increase during the second quarter of fiscal 2008 when compared to the same period in fiscal 2007 was primarily due to higher outstanding balances on unsecured debt and commercial paper and increased average cost of debt.

The amortization of basis adjustments on debt is primarily comprised of amortization related to the fair value adjustments on debt for terminated fair value hedging relationships.  As discussed in the “Derivative Instruments” section of this MD&A, the de-designation of the hedge accounting derivatives resulted in the termination of fair value hedging relationships.  As a consequence of these terminations, the fair value adjustments to the hedged items continue to be reported as part of the basis of the debt and are amortized to interest expense over the life of the debt. The decrease in amortization during the second quarter of fiscal 2008 when compared to the same period in fiscal 2007 was due to maturities during the second quarter of fiscal 2008 of debt associated with previously terminated fair value hedging relationships.

Net interest realized on hedge accounting derivatives represents net interest on pay-float swaps for which hedge accounting has been elected.  The change during the second quarter of fiscal 2008 when compared to the same period in fiscal 2007 was due to increased notionals while the average three-month LIBOR for the respective periods remained relatively flat.

Six Months Ended September 30, 2007 vs. September 30, 2006

The increase in interest expense on debt during the first half of fiscal 2008 when compared to the same period in fiscal 2007 was primarily due to higher outstanding balances on unsecured debt and commercial paper and increased average cost of debt.

The decrease in amortization during the first half of fiscal 2008 when compared to the same period in fiscal 2007 was due to maturities during the first half of fiscal 2008 of debt associated with previously terminated fair value hedging relationships.

The change in net interest realized on hedge accounting derivatives during the first half of fiscal 2008 when compared to the same period in fiscal 2007 was due to increased notionals and an increase in the average three-month LIBOR during the first half of fiscal 2008 compared to the same period in fiscal 2007.

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense for the three and six months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Currency basis swaps unrealized (gain)/loss	($49)	$13	($47)	($73)
Foreign currency transaction loss/(gain)	48	(13)	46	73
Net interest realized on non-hedge accounting derivatives	(59)	(101)	(118)	(174)
Unrealized loss/(gain) on non-hedge accounting derivatives:
Interest rate swaps	182	180	92	160
Interest rate caps	8	2	25	(2)
Net result from non-hedge accounting	$130	$81	($2)	($16)

Three Months Ended September 30, 2007 vs. September 30, 2006

Currency basis swaps are used in combination with interest rate swaps to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments.  We have elected hedge accounting for the interest rate swaps and debt, but have elected not to apply hedge accounting for the currency basis swaps. The gain in the fair value of the currency basis swaps in the second quarter of fiscal 2008 was primarily due to the weakening of the U.S. dollar relative to certain other currencies. The loss in the second quarter in fiscal 2007 was due to the overall strengthening of the U.S. dollar during that three month period.

The foreign currency transaction gain or loss relates to foreign currency denominated debt where hedge accounting has been applied only for interest rate risk.  The loss recognized in the second quarter of fiscal 2008 when compared to the same period in fiscal 2007 was primarily due to the weakening of the U.S. dollar against certain other currencies. Foreign currency transaction gain or loss offset the unrealized gain or loss on the currency basis swaps discussed above.

Net interest realized on non-hedge accounting derivatives represents net interest received on pay-fixed swaps offset by net interest paid on non-hedge accounting pay-float swaps.  The change for the second quarter of fiscal 2008 when compared to the same period in fiscal 2007 was primarily due to higher interest rates paid on new pay-fixed swaps transacted for the period versus those that matured during the quarter.

The unrealized loss on non-hedge accounting derivatives for the second quarter of fiscal 2008 was due to the decline in the two- and three-year swaps rate on pay-fixed swaps with more than one year to maturity.   This unrealized loss was partially offset by the unrealized gains due to the decline in the two- and three-year swap rates on pay-float swaps with more than one year to maturity.  The unrealized loss in the second quarter of fiscal 2007 was primarily due to the decline in market interest rates on pay-fixed swaps with more than one year to maturity partially offset by the impact of the decline in the two- and three-year swap rates on pay-float swaps with more than one year to maturity.

Six Months Ended September 30, 2007 vs. September 30, 2006

The gain in the fair value of the currency basis swaps in the first half of fiscal 2008 was primarily due to the weakening of the U.S. dollar relative to certain other currencies. The gain in the first half of fiscal 2007 was due to the overall weakening of the U.S. dollar during the first half of the fiscal year.

The foreign currency loss recognized in the first half of fiscal 2008 when compared to the same period in fiscal 2007 was primarily due to the weakening of the U.S. dollar against certain other currencies.

The change in net interest realized on non-hedge accounting for the first half of fiscal 2008 when compared to the same period in fiscal 2007 was primarily due to higher interest rates on new pay-fixed swaps versus those that matured.

The unrealized loss on non-hedge accounting derivatives for the first half of fiscal 2008 was due to the decline in the two- and three-year swaps rate on pay-fixed swaps with more than one year to maturity.   This unrealized loss was partially offset by the impact of the decline in the two- and three-year swap rates on pay-float swaps with more than one year to maturity.  The unrealized loss in the first half of fiscal 2007 was primarily due to the decline in market interest rates on pay-fixed swaps with more than one year to maturity partially offset by the impact of the decline in the two- and three-year swap rates on pay-float swaps with more than one year to maturity.

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

Lending Commitments

A detailed description of our lending commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2007 under “Off-Balance Sheet Arrangements”.  While the majority of these credit facilities and financing arrangements are secured, approximately 3 percent of our lending commitments at September 30, 2007 were unsecured.  In addition to these lending commitments, we have also extended $9 billion and $8 billion of wholesale financing lines not considered to be contractual commitments at September 30 and March 31, 2007, respectively, of which $5 billion was outstanding at September 30 and March 31, 2007.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

The following risk factors discussed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2007 have not materially changed for the September 2007 quarter: sales of Toyota and Lexus vehicles, credit support, residual value risk, credit risk, liquidity risk, market risk, operational risk, regulatory risk, counterparty credit risk, factors affecting earnings, competition, risk of catastrophes, concentration of customer risk, insurance reserves, and reinsurance credit risk. Please refer to our Annual Report on Form 10-K for the year ended March 31, 2007 for a complete discussion of these risk factors.

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

See Exhibit Index on page 42.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 8, 2007	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2007	By /S/ JOHN F. STILLO

John F. Stillo
Group Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(3)

4.1	Issuing and Paying Agency Agreement dated August 1, 1990 between TMCC and Bankers Trust Company	(4)

4.2(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(5)
4.2(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(6)

_______________

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Registration Statement on Form S-1, File No. 33-22440.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.2 filed with our Report on Form 10-K for the year ended September 30, 1990, Commission File number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File No. 33-52359.
(6)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.

 EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(7)

4.3	Agency Agreement, dated September 28, 2007, among Toyota Motor Finance (Netherlands), B.V., Toyota Credit Canada Inc., Toyota Finance Australia and TMCC, The Bank of New York and The Bank of New York (Luxembourg) S.A.	(8)

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
		(10)

_______________

(7)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(8)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2007, Commission File Number 1-9961.
(9)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated April 2, 2007, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated April 2, 2007, Commission File No. 1-9961.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

10.3	Credit Support Agreement dated July 14, 2000 between TFSC and TMC	(11)

10.4	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC	(12)

10.5	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS	(13)

10.6	Shared Services Agreement dated October 1, 2000 between TMCC and TMS	(14)

10.7(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC	(15)

10.7(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC	(16)

10.8	Form of Indemnification Agreement between TMCC and its directors and officers	(17)

_______________

(11)	Incorporated herein by reference to Exhibit 10.9 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(12)	Incorporated herein by reference to Exhibit 10.10 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.11 filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.12 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.13(a), respectively, filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Report on Form 10-K for the year ended March 31, 2005, Commission File No. 1-9961.
(17)         Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1,
Commission File No. 33-22440.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith