Form 10-K
period 2008-03-31
TOYOTA MOTOR CREDIT CORP
filed 2008-06-06
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-9961

TOYOTA MOTOR CREDIT CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3775816 (I.R.S. Employer Identification No.)

19001 S. Western Avenue Torrance, California (Address of principal executive offices)	90501 (Zip Code)

Registrant's telephone number, including area code:       (310) 468-1310
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

4.40% Fixed Rate Medium-Term Notes, Series B due October 1, 2008	New York Stock Exchange

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

Non-accelerated filer    ☒  (Do not check if a smaller reporting company)            Smaller reporting company  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __    No  ☒

As of April 30, 2008, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Documents incorporated by reference:        None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-K
For the fiscal year ended March 31, 2008

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

▪
Insurance - Through a wholly-owned subsidiary, we provide marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers.  We also provide coverage and related administrative services to our affiliates.

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

Public Filings

Our filings with the Securities and Exchange Commission (“SEC”) may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our filings may also be found by accessing the SEC website (http://www.sec.gov).  The SEC website contains reports, registration statements, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  A link to the SEC website is also contained on our website located at: www.toyotafinancial.com under “About Us, Investor Relations”.  We will make available, without charge, electronic or paper copies of our filings upon written request to:

Toyota Motor Credit Corporation
19001 South Western Avenue
Torrance, CA 90501
Attention: Corporate Communications

TMC files periodic reports and other information with the SEC, which can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  TMC’s filings may also be found on its website located at: www.toyota.com under “Company Info, Our Company, Our Business, Investor Relations, Presentations and SEC Filings”.

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

Geographic Distribution of Operations

As of March 31, 2008, approximately 22 percent of managed vehicle retail and lease assets were located in California, 10 percent in Texas, 7 percent in New York, and 6 percent in New Jersey.  Any material adverse changes to California’s, Texas’, New York’s, or New Jersey’s economies or applicable laws could have an adverse effect on our financial condition and results of operations.

FINANCE OPERATIONS

We provide retail financing, leasing, wholesale financing, and certain other financial products and services to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchised dealers and their customers in the U.S. and the Commonwealth of Puerto Rico. We also offer financing for various industrial and commercial products such as forklifts, light and medium-duty trucks, and electric vehicles.  Gross revenues related to transactions with industrial equipment dealers contributed 3 percent to total gross revenues in both fiscal 2008 and 2007, and 4 percent in fiscal 2006.

The table below summarizes our financing revenues, net of depreciation by primary product.

	Years Ended March 31,
	2008	2007	2006
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	23%	24%	22%
Retail financing[1]	64%	62%	65%
Dealer financing	13%	14%	13%
Financing revenues, net of depreciation	100%	100%	100%

1 Includes direct finance lease revenues.

Retail and Lease Financing

Underwriting

We acquire new and used vehicle and industrial equipment finance and lease contracts primarily from Toyota and Lexus vehicle dealers and industrial equipment dealers.  Dealers transmit customer applications electronically to our online system for contract acquisition.  Applications that meet certain income, credit, and other requirements are approved by the system while other applications are further analyzed by credit analysts.  We use a proprietary credit scoring system for decisioning credit applications. If approved, we acquire the retail finance contracts and a security interest in the vehicle or industrial equipment that is financed under the contract and we acquire the lease contracts and concurrently assume ownership of the leased vehicles or industrial equipment.  We view our lease arrangements, including our operating leases, as financing transactions as we do not seek to re-lease the vehicles or equipment upon default or at lease termination.

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

We use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods.  Upon commencement of the contracts, we perfect our security interests through state Department of Motor Vehicles (or equivalent) Certificate of Title filings in the retail vehicles financed and through Uniform Commercial Code (“UCC”) filings in the industrial equipment financed.  We have the right to repossess the assets if customers fail to meet contractual obligations and the right to enforce collection actions against the obligors under the contracts.

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

We may, in accordance with our customary servicing procedures, waive any prepayment charge, late payment charge, or any other fees that may be collected in the ordinary course of servicing the retail and lease account.   In addition, we may defer a customer’s obligation to make a payment by extending the contract term.

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

INSURANCE OPERATIONS

TMCC markets its insurance products through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly-owned subsidiary. TMIS and its insurance company subsidiaries’ principal activities include marketing, underwriting, and claims administration related to covering certain risks of Toyota, Lexus, and other domestic and import franchise dealers and their customers.  TMIS’ primary business consists of issuing vehicle service and maintenance contracts and guaranteed auto protection (“GAP”) agreements sold to customers by or through Toyota and Lexus vehicle dealers, and certain other domestic or import vehicle dealers in the U.S.  TMIS also obtains a portion of vehicle service contract business by providing TMS coverage on certified Toyota and Lexus pre-owned vehicles. TMIS also provides other coverage and related administrative services to our affiliates.

Changes in the volume of vehicle sales, changes in vehicle dealers’ utilization of programs offered by TMIS, or changes in the level of coverage purchased by affiliates could materially impact the level of TMIS operations.  Gross revenues from insurance operations comprised 6 percent, 7 percent, and 6 percent of total gross revenues for fiscal 2008, 2007, and 2006, respectively.

Products and Services

Vehicle Service Agreements, Certified Pre-owned, and GAP

Vehicle service agreements (“VSA”) offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  VSA coverage is available on Toyota and Lexus vehicles and other domestic and import vehicles.  Certified pre-owned contracts offer coverage on Toyota and Lexus vehicles only.  GAP insurance, or debt cancellation agreements, provides coverage for a lease or retail contract deficiency balance in the event of a total loss of the covered vehicle.

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

Other Products

TMIS provides prepaid maintenance programs covering Toyota, Lexus and certain other domestic and import vehicles. TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.

RELATIONSHIPS WITH AFFILIATES

Our business is substantially dependent upon the sale of Toyota and Lexus vehicles and our ability to offer competitive financing and insurance products in the U.S.  TMS is the primary distributor of Toyota and Lexus vehicles in the U.S.  Automobiles and light trucks sold by TMS totaled 2.6 million units during both fiscal 2008 and fiscal 2007, and totaled 2.3 million units during fiscal 2006.  Toyota and Lexus vehicles accounted for approximately 16 percent of all retail automobile and light duty truck unit sales volume in the U.S during both fiscal 2008 and fiscal 2007, while accounting for 13 percent of all retail automobile and light duty truck unit sales volume in the U.S during fiscal 2006.

Certain lease and retail financing programs we have offered on vehicles and industrial equipment are subvened by our affiliates.  TMS sponsors subvention programs on certain new and used Toyota and Lexus vehicles that result in reduced scheduled payments to qualified retail and lease customers.  Reduced scheduled payments on certain Toyota industrial equipment to qualified lease and retail financing customers are subvened by various affiliates.

Subvention amounts received in connection with these programs typically approximate the amounts required by TMCC to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on our affiliates’ marketing strategies, economic conditions, and level of vehicle sales.  Subvention amounts received vary based on the mix of Toyota and Lexus vehicles and timing of programs and are earned over expected retail receivable and lease contract terms.

TMCC and TMS are parties to a Shared Services Agreement which cover certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided by each entity to the other.  TMCC and TMS are also parties to an Amended and Restated Repurchase Agreement, which provides that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC is also a party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  TMCC and Toyota Financial Savings Bank (“TFSB”), a Nevada thrift company owned by TFSA, are parties to a Master Shared Services Agreement under which TMCC and TFSB provide certain services to the other.  See Note 16 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

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

Credit support agreements exist between us and TFSC and between TFSC and TMC.  These agreements are further discussed in the “Liquidity and Capital Resources” section of the MD&A and Note 16 – Related Party Transactions of the Notes to Consolidated Financial Statements.

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

REGULATORY ENVIRONMENT

Our finance and insurance operations are regulated under both federal and state law.  We are governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth-in Lending Act, the Fair Credit Reporting Act, and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act.  A majority of states (as well as the Commonwealth of Puerto Rico) have enacted legislation establishing licensing requirements to conduct retail and other finance and insurance activities.  Most states also impose limits on the maximum rate of finance charges.  In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on our operations in these states if we were unable to pass on increased interest costs to our customers.  State laws also impose requirements and restrictions on us with respect to, among other matters, required credit application and finance and lease disclosures, late and other fees and charges, the right to repossess a vehicle for failure to pay or other defaults under the finance or lease contract, other rights and remedies we may exercise in the event of a default under the finance or lease contract, privacy matters, and other consumer protection matters.  In addition, state laws differ as to whether anyone suffering injury to person or property involving a leased vehicle may bring an action against the owner of the vehicle merely by virtue of that ownership.  To the extent that applicable state law permits such an action, we may be subject to liability to such an injured party.  However, the laws of most states either do not permit such suits or limit the lessor’s liability to the amount of any liability insurance that the lessee was required under applicable law to maintain (or, in some states, the lessor was permitted to maintain), but failed to maintain.  Our lease contracts in the U.S. contain provisions requiring the lessees to maintain levels of insurance satisfying applicable state law, and we maintain certain levels of contingent liability insurance for protection from catastrophic claims.  TMCC monitors ongoing lease insurance compliance only in certain vicarious liability states.  Due to recently-enacted federal law, states are no longer permitted to impose unlimited vicarious liability on lessors of leased vehicles.  This federal law has been subjected to judicial actions challenging the law’s constitutionality and preemption of state law.  TMCC continues to monitor the impact of the repeal of unlimited vicarious liability and the related judicial challenges.  At this time, TMCC has not modified its insurance compliance monitoring programs as a result of this law.  We encounter higher risk of loss if the customers fail to maintain the required insurance coverage.

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

EMPLOYEE RELATIONS

At April 30, 2008, we had approximately 3,200 full-time employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

ITEM 1A.   RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact to our financial condition and operating results.

Sales of Toyota and Lexus Vehicles

Our business is substantially dependent upon the sale of Toyota and Lexus vehicles and our ability to offer competitive financing and insurance products in the U.S.  TMS is the primary distributor of Toyota and Lexus vehicles in the U.S.  TMS also sponsors special rate retail financing and lease (“subvention”) programs offered by us in the U.S. on certain new and used Toyota and Lexus vehicles. The level of subvention varies based on TMS’ marketing strategies, economic conditions, and volume of vehicle sales.  Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, changes in the level of TMS sponsored subvention programs, increased competition, or changes in pricing of imported units due to currency fluctuations or other events could impact the level of our finance and insurance operations.  To date, the level of sales of Toyota and Lexus vehicles has not restricted our operations.  Refer to Item 1., “Business – Relationships with Affiliates” and Note 16 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information regarding our relationship with TMS.

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

We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems.  Any upgrade and replacement of our major legacy transaction systems could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information and transaction systems.

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

We strive to maintain appropriate levels of operational risk relative to our business strategies, competitive and regulatory environment, and markets in which we operate.  We also maintain appropriate levels of insurance coverage for those operating risks that can be mitigated through the purchase of insurance.  Notwithstanding these control measures and insurance coverage, we remain exposed to operational risk.  However, while our approach to operational risk management is intended to mitigate such losses, our management can provide no assurance that these problems will not have a material effect on our operations.

Regulatory Risk

Regulatory risk is the risk arising from the failure to comply with applicable regulatory requirements and the risk of liability and other costs imposed under various laws and regulations, including changes in legislation and new regulatory requirements.  Refer to the "Regulatory Environment" in Item 1., “Business” for further discussion of our exposure to this risk.

Counterparty Credit Risk

Counterparty credit risk is the risk that a counterparty may fail to perform on its contractual obligations in a derivatives contract.  Refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our exposure to this risk.

Factors Affecting Earnings

Our earnings are affected by a variety of factors, including changes in the overall market for retail financing, leasing or dealer financing, changes in the level of sales of Toyota and Lexus vehicles in the U.S., rates of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rates of default by our customers, changes in the U.S. and international funding markets, the used vehicle market, levels of operating and administrative expenses, including, but not limited to, personnel costs and technology costs, general economic conditions in the U.S., and other factors.   A downturn in economic conditions in the U.S. resulting in increased unemployment rates and slow job growth, increased consumer and commercial bankruptcy filings, or other factors that negatively impact household incomes could decrease demand for our financing products and increase delinquency and loss.  In addition, because our credit exposures are generally collateralized, the severity of losses is particularly sensitive to a decline in used vehicle prices.  Further, a significant and sustained increase in fuel prices could decrease new and used vehicle purchases, thereby reducing the demand for automotive retail and wholesale financing. Refer to “Competition” and “Regulatory Environment” in Item 1., “Business” for discussion regarding our exposure to risk of loss resulting from the competitive and regulatory environments.  Refer to the MD&A for discussion of our exposure to credit risk and residual value risk.  Refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our exposure to market risk.

Competition

We operate in a highly competitive environment.  Increases in competitive pressures could have an adverse impact on our contract volume, market share, revenues, and margins.  Refer to “Competition” in Item 1., “Business” for further discussion of the competitive factors affecting our business.

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

Reinsurance Credit Risk

Reinsurance credit risk is the risk that a reinsurer providing reinsurance coverage to our insurance subsidiary will be unable to meet its obligations under the agreement.  We mitigate this risk by holding letters of credit and funds held agreements on behalf of certain reinsurers which are available to us as collateral for reinsurance balances.  In addition, we monitor the financial condition of our reinsurers and do not believe that we are exposed to any material credit risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments to report.

ITEM 2.   PROPERTIES

Our finance and insurance headquarters operations are located in Torrance, California, and our facilities are leased from TMS.

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

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanilaus County, Garcia v. Toyota Motor Credit Corporation, filed in January 2007, claims that the Company's post-repossession notice failed to comply with the Reese-Levering Automobile Sales Finance Act of California ("Reese-Levering").  An additional cross-complaint alleging a class action in the Superior Court of California San Francisco County, Aquilar and Smith v. Toyota Motor Credit Corporation, filed in February 2008, contains similar allegations claiming that the Company's post-repossession notices failed to comply with Reese-Levering.  The plaintiffs are seeking injunctive relief, restitution and/or disgorgement, as well as damages in the Aquilar matter.  The Company has filed a petition to consolidate these cases as they present nearly identical questions of law and fact.  The Company believes it has strong defenses to these claims.

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

Dividends are declared and paid by TMCC as determined by its Board of Directors.  No dividends were declared or paid during fiscal 2008.  TMCC’s Board of Directors declared and paid cash dividends of $130 million and $115 million to TFSA during fiscal 2007 and fiscal 2006, respectively.

ITEM 6.   SELECTED FINANCIAL DATA

	Years Ended March 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)
INCOME STATEMENT DATA
Financing revenues:
Operating lease	$4,433	$3,624	$2,726	$2,141	$2,049
Retail financing[1]	3,112	2,539	2,053	1,675	1,575
Dealer financing	647	547	402	270	198
Total financing revenues	8,192	6,710	5,181	4,086	3,822

Depreciation on operating leases	3,299	2,673	2,027	1,579	1,561
Interest expense	3,960	2,666	1,502	670	578
Net financing revenues	933	1,371	1,652	1,837	1,683

Insurance earned premiums and contract revenues	385	334	288	251	212
Investment and other income	301	252	116	139	196
Net financing revenues and other revenues	1,619	1,957	2,056	2,227	2,091

Provision for credit losses	809	410	305	230	351
Expenses:
Operating and administrative	841	758	712	650	583
Insurance losses and loss adjustment expenses	158	126	115	104	98
Total provision for credit losses and expenses	1,808	1,294	1,132	984	1,032
(Loss) income before (benefit) provision for income taxes	(189)	663	924	1,243	1,059
(Benefit) provision for income taxes	(82)	231	344	481	418
Net (loss) income	($107)	$432	$580	$762	$641

1 Includes direct finance lease revenues.

	As of March 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)
BALANCE SHEET DATA

Finance receivables, net	$55,481	$47,862	$42,022	$37,608	$32,318
Investments in operating leases, net	18,656	16,493	12,869	9,341	7,609
Total assets	80,421	69,368	58,261	50,676	44,634
Debt	68,066	58,529	48,708	41,757	36,854
Capital stock	915	915	915	915	915
Retained earnings[1]	4,015	4,098	3,820	3,283	2,604
Total shareholder's equity	4,930	5,065	4,795	4,244	3,563

[1] Our Board of Directors declared and paid cash dividends of $130 million and $115 million to TFSA during fiscal 2007 and fiscal 2006, respectively. No dividends were declared or paid in any other period presented.

	As of/for the Years Ended March 31,
	2008	2007	2006	2005	2004
KEY FINANCIAL DATA

Ratio of earnings to fixed charges	(A)	1.25	1.61	2.84	2.81
Debt to equity	13.81	11.56	10.16	9.84	10.34
Return on assets	(0.14%)	0.68%	1.06%	1.60%	1.53%
Allowance for credit losses as a percentage of gross earning assets	0.97%	0.85%	0.96%	1.06%	1.29%
Net charge-offs as a percentage of average gross earning assets	0.91%	0.64%	0.54%	0.56%	0.74%
Over-60 day delinquencies as a percentage of gross earning assets	0.59%	0.46%	0.43%	0.28%	0.34%

(A) Due to our loss in fiscal year 2008, the ratio coverage was less than one to one. We must generate additional earnings of $189 million to achieve a coverage of one to one.

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

We measure the performance of our finance operations using the following metrics: financing volume, market share related to Toyota and Lexus vehicle sales, return on assets, financial leverage, financing margins, operating efficiency, and loss metrics.  We measure the performance of our insurance operations on the basis of agreement volume, the number of agreements in force, investment portfolio return, and loss ratio levels.

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

Liquidity Strategy: Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in the event of adverse market conditions.  This capacity primarily arises from our high credit rating, our ability to raise funds in the global capital markets, and our ability to generate liquidity from our balance sheet.  This strategy has led us to develop a borrowing base that is diversified by market, geographic distribution and type of security, among other factors, as well as programs to prepare assets for sale and securitization.

Fiscal 2008 Operating Summary

Our consolidated net loss was $107 million during fiscal 2008 compared to our consolidated net income of $432 million during fiscal 2007. Our results in fiscal 2008 were primarily affected by an increase in interest expense due to higher unrealized losses of $947 million on our derivatives used to manage interest rate risk.  Higher outstanding debt balances also contributed to the increase in interest expense albeit to a lesser extent.  Our results were further affected by the softening U.S. economy caused by the decline in home values, the deterioration in the credit markets, tougher lending standards and increased commodity prices.  The combination of these factors negatively impacted some of our customers’ ability to make their scheduled payments.  While these indicators were evident earlier in the year, the impact of consumer performance issues was much more pronounced in the second half of fiscal 2008.  Due to this change in the credit environment as well as the deterioration in used vehicle prices, we recorded higher charge-offs in the second half of fiscal 2008 and increased our allowance for credit losses.  These adverse developments were partially offset by the increase in our financing revenues.  In fiscal 2008 we had record financing volume of 1.4 million units on our retail and lease contracts and a record number of agreements issued on our insurance products of 1.5 million units.

Our financing operations reported a net loss of $229 million during fiscal 2008 compared to net income of $317 million during fiscal 2007.  Results were adversely impacted by higher interest expense due to unrealized losses on our derivatives and to a lesser extent, higher outstanding debt balances.  The net loss also resulted from a higher provision for credit losses resulting from the effect of the softening U.S. economy as discussed above.

Our insurance operations reported net income of $122 million and $115 million during fiscal 2008 and fiscal 2007, respectively.  Our results in fiscal 2008 were primarily affected by the increase in contract revenues and earned premiums, partially offset by the increase in insurance losses and loss adjustment expenses.  Insurance losses and loss adjustment expenses increased primarily due to the increases in average number of agreements in force and average loss severity.

Overall, our capital position decreased by $135 million bringing total equity to $4.9 billion at March 31, 2008.  Our debt-to-equity positions were 13.81 and 11.56 at March 31, 2008 and 2007, respectively.

FINANCING OPERATIONS

Results of Operations

Fiscal 2008 compared to Fiscal 2007

	Percentage change
	Fiscal 2008 versus Fiscal 2007	Fiscal 2007 versus Fiscal 2006
Financing Revenues:
Operating lease	22%	33%
Retail financing[1]	23%	24%
Dealer financing	18%	36%
Total financing revenues	22%	30%

Depreciation on operating leases	23%	32%
Interest expense	49%	77%
Net financing revenues	(32%)	(17%)

1 Includes direct finance lease revenues.

Net financing revenues decreased 32 percent during fiscal 2008 compared to fiscal 2007.  Our net financing revenues were affected by the increase in interest expense due to higher unrealized losses on our derivatives used to manage interest rate risk and to a lesser extent, higher outstanding debt portfolio.  This was partially offset by the increase in finance receivables and higher portfolio yields on our finance receivables.  Refer to the “Interest Expense” section within this MD&A for further discussion regarding interest expense.  Our financing revenues were influenced as follows:

•	Our operating lease revenues increased 22 percent during fiscal 2008 compared to fiscal 2007. This increase was due to higher leasing volume and higher yields on operating leases.

•
Our retail financing revenues increased 23 percent during fiscal 2008 compared to fiscal 2007. This was due to an increase in retail finance receivables volume with a corresponding increase in our portfolio yield.

•
Dealer financing revenues increased 18 percent during fiscal 2008 compared to fiscal 2007.  This was primarily due to an increase in the number of dealers serviced which led to a higher average outstanding balance on dealer financing earning assets.

Our total finance receivables portfolio yield was 7.3 percent and 6.9 percent during fiscal 2008 and fiscal 2007, respectively.

Depreciation expense on operating leases increased 23 percent during fiscal 2008 compared to fiscal 2007.  This increase is consistent with the increase in the average number of operating lease units outstanding during fiscal 2008 compared to fiscal 2007.   Refer to the “Residual Value Risk” section within this MD&A for further discussion.

Net Earning Assets and Vehicle Financing Volume

The composition of our net earning assets is summarized below (dollars in millions):

	March 31,			% Change
	2008	2007	2006	2008 to 2007	2007 to 2006
Net earning assets
Finance receivables, net
Retail finance receivables, net[1]	$43,769	$39,033	$34,748	12%	12%
Dealer financing, net	11,712	8,829	7,274	33%	21%
Total finance receivables, net	55,481	47,862	42,022	16%	14%
Investments in operating leases, net	18,656	16,493	12,869	13%	28%
Net earning assets	$74,137	$64,355	$54,891	15%	17%

Average original contract terms:
Leasing[2]	42 months	43 months	44 months
Retail financing[3]	61 months	61 months	60 months

Dealer financing
(Number of dealers serviced)
Toyota and Lexus Dealers[4]	851	787	728	8%	8%
Vehicle dealers outside of the Toyota/Lexus dealer network	484	409	374	18%	9%
Total number of dealers receiving vehicle wholesale financing	1,335	1,196	1,102	12%	9%

Dealer inventory financed (units in thousands)	264	220	170	20%	29%

1  Includes direct finance leases.
2  Terms range from 24 months to 60 months.
3  Terms range from 24 months to 84 months.
4   Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

The composition of our vehicle financing volume and market share is summarized below:

	Years ended March 31,			% Change
	2008	2007	2006	2008 to 2007	2007 to 2006
Vehicle financing volume (units in thousands):
New retail	781	749	618	4%	21%
Used retail	307	299	267	3%	12%
Lease	265	253	235	5%	8%
Total	1,353	1,301	1,120	4%	16%

TMS subvened vehicle financing volume (units included in the above table):
New retail	222	212	205	5%	3%
Used retail	32	40	42	(20%)	(5%)
Lease	183	130	157	41%	(17%)
Total	437	382	404	14%	(5%)

Market share[1]:
Retail	37.6%	35.4%	32.9%
Lease	13.0%	12.2%	12.7%
Total	50.6%	47.6%	45.6%

1 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Our higher retail and lease financing volume during fiscal 2008 compared to fiscal 2007 resulted in increases in earning assets.  Our total financing volume, acquired primarily from Toyota and Lexus vehicle dealers, was up 4 percent during fiscal 2008 compared to fiscal 2007.  Much of this growth in volume resulted from increased market share of new Toyota and Lexus vehicles in the United States.

Retail Finance Receivables and Financing Volume

Retail finance receivables and vehicle retail financing volume increased due to Toyota and Lexus vehicle sales combined with our emphasis on developing dealer relationships.  Our retail market share of TMS new vehicle sales increased in fiscal 2008 compared to fiscal 2007.  This was primarily due to the increased availability of TMS retail subvention, strong dealer relationships and the increase in the number of vehicle dealers receiving wholesale financing.  We generally experience a higher level of retail financing volume as a result of these relationships.

Lease Earning Assets and Financing Volume

Total lease earning assets is comprised of investments in operating leases.  Our vehicle lease financing volume is impacted by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.  Our vehicle lease financing volume increased in fiscal 2008 compared to fiscal 2007 due to increased market share in TMS new vehicle sales.

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

End of Term Market Values

Our management periodically reviews the estimated end of term market values of leased vehicles to assess the appropriateness of its carrying values.  To the extent the estimated end of term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value.  These adjustments are made over time for operating leases by recording depreciation expense in the Consolidated Statement of Income.  Refer to the “Depreciation on Operating Leases” section of this MD&A for further discussion.  For direct finance leases, the impact of the estimated decline in end of term market values is recorded at the time of assessment as a reduction of direct finance lease revenue which is included under our retail financing revenues in the Consolidated Statement of Income.  Factors considered in this assessment are similar to those considered in the evaluation of residual values at lease inception discussed above.

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

Dealer Direct

The goal of the Dealer Direct program (“Dealer Direct”) is to increase vehicle dealer purchases of off-lease vehicles thereby reducing the disposition costs of such vehicles.  Through Dealer Direct, the vehicle dealer accepting the lease return (the “grounding vehicle dealer”) has the option to purchase the vehicle at the contractual residual value, purchase the vehicle at an assessed market value, or return the vehicle to us.  During fiscal 2008, 42 percent of returned vehicles were sold to the grounding vehicle dealer, compared to 35 percent sold during fiscal 2007.  The percentage of available full term off lease units purchased by grounding vehicle dealers in fiscal 2008 increased primarily due to an increased number of dealers participating in the Dealer Direct program.  In addition, the higher demand for Toyota and Lexus vehicles increased the average number of units purchased by each dealer.  Vehicles not purchased by the grounding vehicle dealer are made available to all Toyota and Lexus vehicle dealers through the Dealer Direct online auction.  During fiscal 2008, 8 percent of returned vehicles were sold through the Dealer Direct online auction to franchise vehicle dealers, compared to 12 percent sold during fiscal 2007.  This decrease is in line with the increase in the number of vehicles purchased by the grounding vehicle dealer.  As more vehicles are purchased by the grounding vehicle dealers, fewer vehicles are available through the Dealer Direct online auction.  The disposition costs of vehicles sold through the Dealer Direct online auction are lower than the costs of those sold through auction sites.  The average holding period of a vehicle sold through Dealer Direct was approximately 7 days, as compared to approximately 30 days for all off-lease vehicles sold.

Auction

Vehicles not purchased through Dealer Direct are sold at physical vehicle auction sites throughout the country.  During fiscal 2008, approximately 50 percent of returned vehicles were sold through physical auction, compared to approximately 53 percent of returned vehicles sold during fiscal 2007.  Where necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction.  Additionally, we redistribute vehicles geographically to minimize oversupply in any location.

The following table summarizes our scheduled maturities related to our leased vehicle portfolio and vehicle sales at lease termination by period (units in thousands):

	Years Ended March 31,
	2008	2007	2006
Scheduled maturities	176	171	166
Vehicles sold at lease termination[1]	41	39	49

1 Includes vehicles sold at physical auction, Dealer Direct online auction, and dealer purchases at a price other than the contractual residual value.

Scheduled maturities remained fairly consistent in fiscal 2008 compared to fiscal 2007, as did the number of vehicles sold at lease termination.  These amounts are not indicative of future scheduled maturities and future vehicle sales at lease termination.

Depreciation on Operating Leases

The following table provides information related to our depreciation on operating leases:

	Years Ended March 31,			% Change
	2008	2007	2006	2008 to 2007	2007 to 2006
Depreciation on operating leases (in millions)	$3,299	$2,673	$2,027	23%	32%
Average operating leases outstanding (units in thousands)	671	554	420	21%	32%

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

Depreciation expense on operating leases increased during fiscal 2008 compared to fiscal 2007 primarily due to an increase in the average number of operating lease vehicles outstanding.  Depreciation expense is also affected by changes in the used vehicle market because used vehicle market trends are a significant factor in estimating end of term market values.  During fiscal 2008, the used vehicle market did not materially contribute to the increase in depreciation expense.

Credit Risk

We are exposed to credit risk on our earning assets.  Credit risk is the risk of loss arising from the failure of a customer or dealer to meet the terms of any contract with us or otherwise fail to perform as agreed.  Our level of credit risk on our retail and lease portfolio is influenced primarily by two factors: the total number of contracts that default (“frequency of occurrence”) and the amount of loss per occurrence (“loss severity”), which in turn are influenced by various economic factors, the used vehicle market, purchase quality mix, contract term length, and operational changes as discussed below.  Our level of credit risk on our dealer financing portfolio is influenced primarily by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and economic factors.  To date, we have not incurred material credit losses on our dealer financing portfolio.

Factors Affecting Retail and Lease Portfolio Credit Risk

Economic Factors

General economic conditions such as sudden changes in housing values, unemployment rates, bankruptcy rates, consumer debt levels, fuel prices, consumer credit performance, interest rates, and inflation can influence both the frequency of occurrence and loss severity.

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

Contract Term Length

The average original contract term of retail and lease vehicle contracts influences credit losses.  Longer term contracts generally experience a higher rate of default and thus affect the frequency of occurrence.  In addition, vehicles under longer term contracts depreciate at a slower rate which may lead to increased loss severity.

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

Credit Loss Experience

We began to experience a significant deterioration in the credit performance of our loan and lease portfolio in the third quarter of fiscal 2008.  The softening U.S. economy caused by the decline in home values, the deterioration in the credit markets, tougher lending standards and increased commodity prices has negatively impacted some of our customers’ ability to make their scheduled payments.  While these indicators were evident earlier in the year, the impact of consumer performance issues was much more pronounced in the second half of fiscal 2008.

The level of credit losses is influenced primarily by two factors: frequency of occurrence and loss severity.  Frequency of occurrence as a percentage of average outstanding contracts increased to 2.2% for fiscal 2008, as compared to 1.8% for fiscal 2007 while loss severity increased by 10.1% from fiscal 2007 to fiscal 2008.  In addition we experienced an increase in net charge-offs as a percentage of average gross earning assets from fiscal 2007 to fiscal 2008.  These increases are primarily due to the deterioration in the used vehicle prices, longer term contracts and increased risk in our portfolio due to the softening U.S. economy.  Refer to Item 1., “Business” for discussion of our charge-off policy.

Due to the adverse change in the credit environment discussed above, we experienced an overall increase in 60-day delinquencies and an increase in credit related costs due to the higher credit risk and exposure within the portfolio.

Furthermore, the impact of the adverse change in the credit environment and the deterioration of the used vehicle prices contributed to higher contract defaults and higher loss severity.  As a result, management strengthened its collection practices in an effort to mitigate credit losses and increased the provision for credit losses.  Our provision for credit losses increased substantially in fiscal 2008 compared to fiscal 2007, primarily reflecting higher delinquencies in the consumer portfolio and adverse trends in the macroeconomic environment and in the estimate of future loan losses.

	Years Ended March 31,
	2008	2007	2006
Net charge-offs as a percentage of average gross earning assets
Finance receivables	1.08%	0.76%	0.64%
Operating leases	0.40%	0.26%	0.17%
Total	0.91%	0.64%	0.54%

Aggregate balances 60 or more days past due as a percentage of gross earning assets[1]
Finance receivables[2]	0.65%	0.53%	0.47%
Operating leases[2]	0.41%	0.24%	0.29%
Total	0.59%	0.46%	0.43%

[1] Substantially all retail and operating lease receivables do not involve recourse to the dealer in the event of customer default.
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

	Years Ended March 31,
	2008	2007	2006
Allowance for credit losses at beginning of period	$554	$530	$503
Provision for credit losses	809	410	305
Charge-offs, net of recoveries (“net charge-offs”)[1]	(634)	(386)	(278)
Allowance for credit losses at end of period	$729	$554	$530

[1] Net of recoveries of $84 million, $82 million, and $79 million in years ended March 31, 2008, 2007, and 2006, respectively.

	Years Ended March 31,
	2008	2007	2006
Allowance for credit losses as a percentage of gross earning assets
Finance receivables	1.17%	1.03%	1.17%
Operating leases	0.43%	0.37%	0.26%
Total	0.97%	0.85%	0.96%

The allowance for credit losses increased 32% to $729 million at March 31, 2008 compared to $554 million at March 31, 2007.  Our allowance level is based on a comprehensive, adequately documented, and consistently applied analysis taking into account historical net charge-off levels, adjusted for changes in current conditions or other relevant factors.  Management believes it considers all material factors that may affect the allowance account.  These factors include: current economic conditions and outlook, historical loss experience, used vehicle market, purchase quality mix, contract term length, operational factors, and credit quality of the portfolio at year end.

INSURANCE OPERATIONS

The following table summarizes the results of our Insurance Operations as a standalone operating segment (dollars in millions):

	Years Ended March 31,			% Change
	2008	2007	2006	2008 to 2007	2007 to 2006
Contract revenues and earned premiums	$333	$285	$244	17%	17%
Commissions and fees	52	49	44	6%	11%
Insurance earned premiums and contract revenues	$385	$334	$288	15%	16%

Insurance losses and loss adjustment expenses	$158	$126	$115	25%	10%

Agreements issued (units in thousands)	1,481	1,407	1,254	5%	12%
Agreements in force (units in thousands)	4,929	4,428	3,895	11%	14%

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

Contract revenues and earned premiums increased due to an increase in the number of agreements issued and agreements in force, which was primarily due to stronger dealer relationships.  The increase in commissions and fees is consistent with the increase in the number of agreements issued.  Insurance losses and loss adjustment expenses increased due to the increased number of agreements in force and an increase in loss severity and frequency.

Our insurance operations reported investment and other income of $139 million and $134 million which consisted primarily of investment income on marketable securities during fiscal 2008 and fiscal 2007, respectively.  This increase was primarily due to higher investment balances during fiscal 2008 that resulted in an increase in investment income.

INVESTMENT AND OTHER INCOME

Our consolidated investment and other income is primarily comprised of investment income on marketable securities, investment income from securitizations, and other income.  We reported $301 million, $252 million, and $116 million of investment and other income during fiscal years 2008, 2007, and 2006, respectively.  Of these amounts, $147 million, $134 million, and $44 million consisted of investment income on marketable securities during fiscal years 2008, 2007, and 2006, respectively.  The majority of the investment income on marketable securities relates to our insurance operations.  Refer to the “Insurance Operations” section within this MD&A for further discussion regarding investment income on marketable securities.

We reported $150 million, $106 million, and $42 million of other income during fiscal years 2008, 2007, and 2006, respectively.  Other income primarily consists of interest income on cash held in excess of our immediate funding needs, which increased from the prior year primarily due to higher yields earned during fiscal 2008.

We reported $4 million, $12 million, and $30 million of investment income from securitizations during fiscal years 2008, 2007, and 2006, respectively.  The decline is due to a reduction in the average outstanding balance of securitization pools as a result of the amortization of the related receivables.  In addition, we had no securitized finance receivables outstanding at March 31, 2008 compared to $164 million which we serviced at March 31, 2007.

TAXES

Our effective tax rate was 44 percent and 35 percent during fiscal 2008 and fiscal 2007, respectively. We note that for fiscal 2008 TMCC had a pre-tax book loss resulting in a tax benefit for the year.  This tax benefit was further increased by federal and state hybrid vehicle tax credits.

 OPERATING AND ADMINISTRATIVE EXPENSES

The following table summarizes our operating and administrative expenses (dollars in millions):

	Years Ended March 31,			% Change
	2008	2007	2006	2008 to 2007	2007 to 2006
Employee expenses	$343	$320	$304	7%	5%
Operating expenses	401	351	340	14%	3%
Insurance dealer back-end program expenses	97	87	68	11%	28%
Total operating and administrative expenses	$841	$758	$712	11%	6%

Total operating and administrative expenses increased 11 percent during fiscal 2008 compared to fiscal 2007.  This increase was due to an increase in employee expenses incurred to support overall business growth.  In addition, operating expenses increased due to new technology development.  Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC.  Refer to Note 16 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

Insurance dealer back-end program expenses are primarily driven by insurance volume and underwriting performance.  The increase was primarily due to an increase in the number of participating dealers, an increase in the number of agreements issued and agreements in force, and improved dealer underwriting performance.  Refer to the “Insurance Operations” section of this MD&A for further discussion regarding our insurance results.

 LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk arising from the inability to meet obligations when they come due.  Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in the event of adverse market conditions.  This capacity primarily arises from our ability to raise funds in the global capital markets as well as our ability to generate liquidity from our balance sheet.  This strategy has led us to develop a borrowing base that is diversified by market and geographic distribution, type of security, and investor type, among other factors, as well as a securitization program.  See “Off-Balance Sheet Arrangements – Securitization Funding”.  Credit support provided by our parent provides an additional source of liquidity to us, although it is not relied upon in our liquidity planning and capital and risk management.

The following table summarizes the outstanding components of our funding sources (dollars in millions):

	March 31,
	2008	2007
Commercial paper	$16,063	$14,954
Unsecured term debt[1]	52,003	43,575
Total debt	68,066	58,529
Off-balance sheet securitization	-	156
Total funding	$68,066	$58,685

[1] Includes carrying value adjustments of $2.7 billion and $1.1 billion at March 31, 2008 and 2007, respectively, as described in
Note 10 - Debt of the Notes to Consolidated Financial Statements.

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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $97 million to $5.5 billion during fiscal 2008, with an average balance of $2.6 billion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $13.7 billion to $23.1 billion during fiscal 2008, with an average outstanding balance of $18.3 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”) and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements.

Unsecured Term Debt

Term funding requirements are met through the issuance of a variety of debt securities in both the United States and international capital markets.  To diversify our funding sources, we have issued in a variety of markets, currencies, and maturities, and to a variety of investors, which allows us to broaden our distribution of securities and further enhance liquidity.

The following table summarizes our components of unsecured term debt at par value (dollars in millions):

	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Total unsecured term debt[4]
Balance at March 31, 2007[1]	$18,170	$20,501	$4,152	$42,823
Issuances during fiscal 2008	13,422[2]	8,839[3]	-	22,261
Payments during fiscal 2008	(8,486)	(5,576)	(1,249))	(15,311)
Balance at March 31, 2008[1]	$23,106	$23,764	$2,903	$49,773

Issuances during the one month ended April 30, 2008	$529	$159	$-	$688

[1] Amounts represent par values and as such exclude unamortized premium/discount, foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships. Par values of non-U.S.
currency denominated notes are determined using foreign exchange rates applicable as of the issuance dates.
[2] MTNs and domestic bonds had terms to maturity ranging from approximately 1 year to 30 years, and had interest rates at the time of issuance ranging from 0 percent to 10 percent.
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

We maintain a shelf registration with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets to both retail and institutional investors. We qualify as a well-known seasoned issuer under SEC rules, and as a result, we may issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2009.  Our EMTN program provides for the issuance of debt securities in the international capital markets.  In September 2007, TMCC renewed its EMTN program for a one year period.  TMCC’s affiliates, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”) joined the EMTN program as issuers.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding from time to time was increased from $30 billion to €40 billion, or the equivalent in other currencies, of which €17 billion was available for issuance at April 30, 2008.  The authorized amount will be shared among all EMTN Issuers.  The EMTN program may be expanded from time to time to allow for the continued use of this source of funding.  In addition, we may issue bonds in the international capital markets that are not issued under our U.S. and EMTN programs.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture, and debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement, both of which contain customary terms and conditions.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement
In March 2008, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2008.

Five Year Credit Agreement
In March 2007, TMCC, TCPR, and other Toyota affiliates entered into a $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2008.

Letters of Credit Facilities Agreement
In addition, TMCC has uncommitted letters of credit facilities totaling $55 million at March 31, 2008 and 2007.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities were used at March 31, 2008 and 2007.

Securitization

Our securitization program represents an additional source of liquidity which can be used as appropriate. As of March 31, 2008, we owned approximately $44 billion in potentially securitizable retail finance receivables.  We maintain an effective registration statement that complies with Regulation AB, the SEC’s rule governing the offering of asset backed securities, and which can be used to issue asset backed securities secured by our retail finance contracts.  During fiscal 2008, we did not execute any securitization transactions.  TMCC will continue to evaluate the market for asset-backed securities and take into consideration its funding strategies in determining whether to employ securitization funding in the future.

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC (“TMC Credit Support Agreement”), TMC agreed to: 1) maintain 100 percent ownership of TFSC; 2) cause TFSC and its subsidiaries to have a net worth of at least ¥10 million, equivalent to $100,311 at March 31, 2008; and 3) make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended.  The agreement is not a guarantee by TMC of any securities or obligations of TFSC.

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

In connection with the TFSC Credit Support Agreement, TMCC and TFSC are parties to a credit support fee agreement (“Credit Support Fee Agreement”).  The Credit Support Fee Agreement requires TMCC to pay to TFSC a semi-annual fee which is based upon the weighted average outstanding amount of TMCC Securities entitled to credit support.

TCPR is the beneficiary of a credit support agreement with TFSC containing the same provisions as the TFSC Credit Support Agreement described above but pertaining to TCPR and TCPR bonds, debentures, notes and other investment securities and commercial paper (collectively, “TCPR Securities”). Holders of TCPR Securities have the right to claim directly against TFSC and TMC to perform their respective obligations as described above.  This agreement is not a guarantee by TFSC of any securities or other obligations of TCPR.  TCPR has agreed to pay TFSC a semi-annual fee which is based upon the weighted average outstanding amount of TCPR Securities entitled to credit support.

TMC files periodic reports and other information with the SEC, which can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  Copies of such material may also be obtained at prescribed rates by mail at the same address.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  TMC’s filings may also be found on its website located at: www.toyota.com under “Company Info, Our Company, Our Business, Investor Relations, Presentations and SEC Filings”.

Credit Ratings

As of April 30, 2008, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Senior Debt	Commercial Paper	Outlook
S&P	AAA	A-1+	Stable
Moody’s	Aaa	P-1	Stable

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning nationally recognized statistical rating organization (“NRSRO”).  Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  See “Credit Support” in Item 1A., “Risk Factors”.

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

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  We elect at inception whether to designate a derivative as a hedge accounting derivative.  That designation may change based on management’s intentions and changing circumstances.  Hedge accounting derivatives are comprised of pay-float interest rate swaps and cross currency interest rate swaps.  Non-hedge accounting derivatives are comprised of pay-fixed interest rate swaps, de-designated pay-float interest rate swaps, pay-float interest rate swaps for which hedge accounting has not been elected, interest rate caps, and currency swaps.  De-designation of hedge accounting derivatives is further discussed below.

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

We also issue debt which can be characterized as hybrid financial instruments.  These obligations may meet the definition in Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), of an “embedded derivative.” These debt instruments are assessed to determine whether the embedded derivative requires separate reporting and accounting, and if so, the embedded derivative may be recorded on the balance sheet at fair value or the entire financial instrument may be recorded at fair value under SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”).  Changes in the fair value of the embedded derivative or the entire hybrid financial instrument, and associated non-hedge accounting derivative are reported in interest expense in the Consolidated Statement of Income.  Separating an embedded derivative from its host contract requires careful analysis, judgment, and an understanding of the terms and conditions of the instrument.

One of our goals is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities.  We use non-hedge accounting derivatives, specifically pay-fixed interest rate swaps and interest rate caps, to manage this exposure.  The use of non-hedge accounting derivatives to mitigate this risk has historically resulted in significant volatility in the net result from non-hedge accounting.  This volatility arises from the difference in accounting treatment between non-hedge accounting derivatives, which are reported at fair value, and that of the assets, which are reported at historical cost.  We address this volatility by de-designating certain pay-float interest rate swaps (previously treated as hedge accounting derivatives) that have offsetting economic characteristics to the non-hedge accounting derivatives or by electing not to designate certain pay-float interest rate swaps in a hedging transaction.  We employ analytical measures such as duration and Value at Risk to identify whether to de-designate a hedge accounting derivative or to not elect hedge accounting.

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

Our management’s expectation is that the combination of the changes in fair values of de-designated derivatives with those of non-hedge accounting derivatives will continue to reduce volatility on a quarterly basis.  Our management does not engage in de-designation with a view as to the favorable or unfavorable impact on the results of operations.  De-designation has resulted in lower losses in the net result from non-hedge accounting in certain quarters and in lower gains in the net result from non-hedge accounting in other quarters.  These decreases represent reductions in volatility in the net result from non-hedge accounting.  We estimate that the impact of de-designation on the results of operations was a reduction in the volatility in net result from non-hedge accounting of approximately $223 million and $25 million for the quarters ended March 31, 2008 and March 31, 2007, respectively.  Our management evaluates the reduction of volatility on a quarterly basis only, and does not aggregate or net these quarterly reductions for the twelve month period.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	March 31,
	2008	2007
Derivative assets	$3,211	$1,520
Less: Collateral held[1]	1,656	291
Derivative assets, net of collateral	$1,555	$1,229

Derivative liabilities	$1,078	$97

[1] Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”.

The following table summarizes the composition of our derivatives portfolio (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
March 31, 2008
Pay-float swaps[1]	$22,200	$23,240	$45,440	$3,892	($255)
Pay-fixed swaps	-	51,863	51,863	28	(1,532)
Interest rate caps	-	295	295	-	-
Counterparty netting	-	-	-	(709)	709
Total	$22,200	$75,398	$97,598	$3,211	($1,078)

March 31, 2007
Pay-float swaps[1]	$21,036	$14,537	$35,573	$1,408	($112)
Pay-fixed swaps	-	42,126	42,126	121	-
Interest rate caps	-	945	945	6	-
Counterparty netting	-	-	-	(15)	15
Total	$21,036	$57,608	$78,644	$1,520	($97)

1 Includes cross-currency interest rate swaps and currency basis swaps.

Interest Expense

The following table summarizes the components of interest expense (dollars in millions):

	Years ended March 31,
	2008	2007	2006
Interest expense on debt	$2,996	$2,564	$1,792
Amortization of basis adjustments on debt	(32)	(72)	(128)
Unrealized gain from hedge accounting derivatives	(114)	(72)	(119)
Net interest realized on hedge accounting derivatives	246	278	112
Amortization of debt issue costs	63	57	43
Ineffectiveness related to hedge accounting derivatives	(4)	15	4
Interest expense excluding non-hedge accounting results	3,155	2,770	1,704
Net result from non-hedge accounting	805	(104)	(202)
Total interest expense	$3,960	$2,666	$1,502

Fiscal 2008 versus Fiscal 2007

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper.  The increase was primarily due to higher outstanding balances on unsecured debt and commercial paper issuances.

The amortization of basis adjustments on debt is primarily comprised of amortization related to the fair value adjustments on debt for terminated fair value hedging relationships.  As discussed in the “Derivative Instruments” section of this MD&A, the de-designation of the hedge accounting derivatives results in the termination of fair value hedging relationships.  As a consequence of these terminations, the fair value adjustments to the hedged items continue to be reported as part of the basis of the debt and are amortized to interest expense over the remaining life of the debt. The decrease in amortization for fiscal 2008 as compared to the prior year was due to maturities during fiscal 2007 of debt associated with previously terminated fair value hedging relationships.

Unrealized gain from hedge accounting derivatives was due to the decline in swap rates on pay float swaps.  Net interest realized on hedge accounting derivatives represents net interest on pay-float swaps for which hedge accounting has been elected.  The decline for fiscal 2008 when compared to fiscal 2007 was due to lower average three-month LIBOR rates.

 The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense (dollars in millions):

	Years ended March 31,
	2008	2007	2006
Currency basis swaps unrealized (gain)/loss	($197)	($127)	$114
Foreign currency transaction loss/(gain)	174	127	(115)
Net interest realized on non-hedge accounting derivatives	(119)	(344)	(260)
Unrealized loss/(gain) on non-hedge accounting derivatives
Interest rate swaps	930	242	51
Interest rate caps	17	(2)	7
Other	-	-	1
Net result from non-hedge accounting	$805	($104)	($202)

Fiscal 2008 versus Fiscal 2007

Currency basis swaps are used to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments.  We have elected hedge accounting for the interest rate swaps and debt, but have elected not to apply hedge accounting for the currency basis swaps.  The gain in the fair value of the currency basis swaps was primarily due to the weakening of the U.S. dollar relative to certain other currencies.

The foreign currency transaction loss relates to foreign currency denominated debt where hedge accounting has been applied only for interest rate risk.  The loss recognized was primarily due to the weakening of the U.S. dollar relative to certain other currencies.  Foreign currency transaction loss offsets the unrealized gain on the currency basis swaps discussed above.

Net interest realized on non-hedge accounting derivatives represents interest received on pay-fixed swaps offset by interest paid on non-hedge accounting pay-float swaps.  The change for fiscal 2008 when compared with the prior year was primarily due to the impact of the decline in the three-month LIBOR, resulting in lower interest payments received on pay-fixed swaps, partially offset by lower interest payments made on pay-float swaps.  The unrealized loss on non-hedge accounting derivatives was primarily due to the impact of the decline in swap rates on pay-fixed swaps.

Refer to the “Derivative Instruments” section of this MD&A for further discussion.

Fiscal 2007 Compared to Fiscal 2006

Our consolidated net income was $432 million and $580 million during fiscal 2007 and fiscal 2006, respectively.  Our results in fiscal 2007 were primarily affected by an increase in interest expense due to higher market interest rates, our higher outstanding debt portfolio, and the impact of our derivatives portfolio.  This was partially offset by the impact of an increase in financing volume to 1.3 million units on our retail and lease contracts and an increase in agreements issued on our insurance products to 1.4 million units which resulted in increased revenues.  We also realized a higher level of gains on our investment portfolio.

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

Our insurance operations reported net income of $115 million and $56 million during fiscal 2007 and fiscal 2006, respectively.  Our results in fiscal 2007 were primarily affected by higher level of realized gains on our investment portfolio and increased contract revenues and earned premiums.  This was partially offset by the increase in insurance losses and loss adjustment expenses.  Insurance losses and loss adjustment expenses increased primarily due to the increase in the number of agreements in force.

Overall, we increased our capital position by $270 million bringing total equity to $5.1 billion at March 31, 2007.  Our debt-to-equity positions were 11.56 and 10.16 at March 31, 2007 and 2006, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

Securitization of receivables allows us to access a highly liquid and efficient capital market while providing us with an alternative source of funding and investor diversification.  We began participating in the asset-backed securitization market in 1993.  For further discussion of our funding strategy, refer to the “Liquidity and Capital Resources” section of this MD&A.  As of March 31, 2008, TMCC does not have any outstanding securitizations.

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

Lending Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are primarily used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility and competitive factors.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  While the majority of these credit facilities and financing arrangements are secured, approximately 2 percent of the lending commitments at March 31, 2008 are unsecured.  In addition to these lending commitments, we have also extended $9.2 billion and $8.1 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2008 and 2007, respectively.  We have also extended credit facilities to affiliates as described in Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a detailed description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2008, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2008 and 2007, no amounts have been recorded under these indemnifications.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  Aggregate contractual obligations and credit-related commitments in existence at March 31, 2008 are summarized as follows (dollars in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt[1]	$68,066	$33,235	$22,101	$6,244	$6,486
Lending commitments[2]	5,615	5,615	-	-	-
Premises occupied under lease	108	22	34	21	31
Purchase obligations[3]	54	37	16	1	-
Total	$73,843	$38,909	$22,151	$6,266	$6,517

1 Debt includes the effects of fair market value changes and foreign currency transaction adjustments.

2 Lending commitments represent term loans and revolving lines of credit we extended to vehicle and industrial equipment dealers and affiliates as described in the “Off-Balance Sheet Arrangements” section of this MD&A.  Of the amount shown above, $4.1 billion was outstanding as of March 31, 2008.  The amount shown above excludes $9.2 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2008, of which $6.8 billion was outstanding at
  March 31, 2008.  The above lending commitments have various expiration dates.

3 Purchase obligations represent fixed or minimum payment obligations under our contracts.  The amounts included herein represent the minimum contractual obligations in certain situations; however, actual amounts incurred may be substantially higher depending on the particular circumstance, including in the case of information technology contracts, the amount of usage once we have implemented it.  Contracts that do not specify fixed payments or provide for a minimum payment are not included.  Certain contracts noted herein contain voluntary provisions under which the contract may be terminated for a specified fee, ranging up to $1 million, depending upon the contract.

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

NEW ACCOUNTING STANDARDS

Refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We have identified the estimates below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these estimates on business operations are discussed throughout the MD&A where such estimates affect reported and expected financial results.  The evaluation of the factors used in determining each of our critical accounting estimates involves significant assumptions, complex analysis, and management judgment.  Changes in the evaluation of these factors may significantly impact the consolidated financial statements.  Different assumptions or changes in economic circumstances could result in additional changes to the determination of the allowance for credit losses, the determination of residual values, the valuation of our derivative instruments, and our results of operations and financial condition.  Our other significant accounting policies are discussed in Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The expected loss severity and frequency of occurrence on the vehicle retail and lease portfolios represent two of the key assumptions involved in determining the allowance for credit losses.  Holding other estimates constant, a 10 percent increase or decrease in either the estimated loss severity or the estimated frequency of occurrence on the vehicle retail and lease portfolios would have resulted in a change in the allowance for credit losses of $67 million as of March 31, 2008.

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

Nature of Estimates and Assumptions Required

Residual values are estimated at lease inception by examining external industry data and our own experience.  Factors considered in this evaluation include, but are not limited to, expected economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices. Our management periodically reviews the estimated end of term market values of leased vehicles to assess the appropriateness of its carrying values.  To the extent the estimated end of term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value.  Factors affecting the estimated end of term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.  For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases in the Consolidated

Statement of Income.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included under our retail financing revenues in the Consolidated Statement of Income.

Sensitivity Analysis

Estimated return rates and end of term market values represent two of the key assumptions involved in determining the amount and timing of depreciation expense to be recorded in the Consolidated Statement of Income.

The vehicle lease return rate represents the number of end of term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us. In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us. A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.  At March 31, 2008, holding other estimates constant, if the return rate for our existing portfolio of leased vehicles were to increase by 1 percentage point from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $12 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight line basis over the remaining terms of the operating leases.

End of term market values determine the amount of loss severity at lease maturity.  Loss severity is the extent to which the end of term market value of a leased vehicle is less than the estimated residual value.  Although we employ a rigorous process to estimate end of term market values, we may incur losses to the extent the end of term market value of a leased vehicle is less than the estimated residual value.  At March 31, 2008, holding other estimates constant, if end of term market values for returned units of leased vehicles were to decrease by 1 percent from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $58 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight line basis over the remaining terms of the operating leases.

Derivative Instruments

We manage our exposure to market risks such as interest rate and foreign exchange risks with derivative instruments.  These instruments include interest rate swaps, currency swaps, and purchased interest rate caps.  Our use of derivatives is limited to the management of interest rate and foreign exchange risks.  For further discussion of the accounting treatment of our derivatives, refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

Management determines the application of derivatives accounting through the identification of hedging instruments, hedged items, and the nature of the risk being hedged, as well as the methodology used to assess the hedging instrument's effectiveness. The fair values of derivative assets and liabilities traded in the over-the-counter market are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors, which are used to value the position. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values.

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

The VaR of our portfolio as of and for the years ended March 31, 2008 and 2007 measured as the potential 30 day loss in fair value from assumed adverse changes in interest rates are as follows (dollars in millions):
	March 31,
	2008	2007
Mean portfolio value	$12,198	$10,651
VaR	$77	$127
Percentage of the mean portfolio value	0.63%	1.19%
Confidence level	95.0%	95.0%

	Average for the Year Ended March 31,
	2008	2007
Mean portfolio value	$11,076	$10,285
VaR	$116	$138
Percentage of the mean portfolio value	1.05%	1.34%
Confidence level	95.0%	95.0%

Our calculated VaR exposure represents an estimate of reasonably possible net losses that would be recognized on our portfolio of financial instruments assuming hypothetical movements in future market rates and is not necessarily indicative of actual results.  Since actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, as well as changes in the composition of our portfolio of financial instruments during the year, our calculated VaR exposure does not represent the maximum possible loss nor any expected loss. The decrease in VaR from March 31, 2007 to March 31, 2008 is consistent with a higher mix of fixed rate swaps in the Company’s portfolio which were executed to mitigate interest rate risk.

Equity Price Risk

We are also exposed to equity price risk related to equity investments included in our investment portfolio.  These investments, classified as available for sale, consist primarily of passively managed mutual funds that are designed to track the performance of major equity market indices.  Fair market values of the equity investments are primarily determined using quoted market prices.

A summary of the unrealized gains and losses on equity investments included in our other comprehensive income assuming a 10 percent and 20 percent adverse change in market prices is presented below (dollars in millions)1:

	March 31,
	2008	2007
Cost	$331	$523
Fair market value	333	600
Unrealized gain/(loss), net of tax	1	48
With estimated 10 percent adverse change, net of tax	(19)	11
With estimated 20 percent adverse change, net of tax	(40)	(26)

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

COUNTERPARTY CREDIT RISK

We enter into reciprocal collateral arrangements with certain counterparties to mitigate our exposure to the credit risk associated with the respective counterparty.  A valuation of our position with the respective counterparty is performed at least monthly.  If the market value of our net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to us.  Conversely, if the market value of the counterparty's net derivatives position with us exceeds a specified threshold, we are required to transfer cash collateral in excess of the threshold to the counterparty.  Our International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet.  At March 31, 2008 and 2007, we held a net $1.7 billion and $291 million, respectively, in collateral from counterparties, which is included in cash and cash equivalents in the Consolidated Balance Sheet.  We are not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at March 31, 2008, reduced by the effects of master netting agreements and collateral.  At March 31, 2008, substantially all of our derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by NRSROs.  We have not experienced a counterparty default and do not currently anticipate non-performance by any of our counterparties, and as such have no reserves related to non-performance as of March 31, 2008.  In addition, many of our ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

A summary of the net counterparty credit exposure by credit rating as of March 31, 2008 and 2007 (net of collateral held) is presented below (dollars in millions):

	March 31,
	2008	2007
Credit Rating
AAA	$191	$226
AA	922	939
A	442	64
Total net counterparty credit exposure	$1,555	$1,229

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Toyota Motor Credit Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
June 6, 2008

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	March 31,
	2008	2007
ASSETS

Cash and cash equivalents	$736	$1,329
Investments in marketable securities	1,948	1,465
Finance receivables, net	55,481	47,862
Investments in operating leases, net	18,656	16,493
Other assets	3,600	2,219
Total assets	$80,421	$69,368

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$68,066	$58,529
Deferred income taxes	3,216	3,153
Other liabilities	4,209	2,621
Total liabilities	75,491	64,303

Commitments and contingencies (Note 15)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized;
issued and outstanding 91,500 in 2008 and 2007)	915	915
Accumulated other comprehensive income	-	52
Retained earnings	4,015	4,098
Total shareholder's equity	4,930	5,065
Total liabilities and shareholder's equity	$80,421	$69,368

See Accompanying Notes to Consolidated Financial Statements

 TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)

	Fiscal Years
	Ended March 31,
	2008	2007	2006
Financing revenues:
Operating lease	$4,433	$3,624	$2,726
Retail financing	3,112	2,539	2,053
Dealer financing	647	547	402
Total financing revenues	8,192	6,710	5,181

Depreciation on operating leases	3,299	2,673	2,027
Interest expense	3,960	2,666	1,502
Net financing revenues	933	1,371	1,652

Insurance earned premiums and contract revenues	385	334	288
Investment and other income	301	252	116
Net financing revenues and other revenues	1,619	1,957	2,056

Provision for credit losses	809	410	305
Expenses:
Operating and administrative	841	758	712
Insurance losses and loss adjustment expenses	158	126	115
Total provision for credit losses and expenses	1,808	1,294	1,132

(Loss) income before (benefit) provision for income taxes	(189)	663	924
(Benefit) provision for income taxes	(82)	231	344

Net (loss) income	($107)	$432	$580

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
(Dollars in millions)
	Capital Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE AT MARCH 31, 2005	$915	$46	$3,283	$4,244
Net income for the year ended March 31, 2006	-	-	580	580
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $9 million	-	18	-	18
Reclassification adjustment for net gain included in net income, net of tax provision of $2 million	-	(4)	-	(4)
Total comprehensive income	-	14	580	594

Advances to TFSA	-	-	(24)	(24)
Reclassification to re-establish receivable due from TFSA	-	-	96	96
Dividends	-	-	(115)	(115)
BALANCE AT MARCH 31, 2006	$915	$60	$3,820	$4,795

Net income for the year ended March 31, 2007	-	-	432	432
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $4 million	-	10	-	10
Reclassification adjustment for net gain included in net income, net of tax provision of $10 million	-	(18)	-	(18)
Total comprehensive income	-	(8)	432	424

Advances to TFSA	-	-	(24)	(24)
Dividends	-	-	(130)	(130)
BALANCE AT MARCH 31, 2007	$915	$52	$4,098	$5,065

Net loss for the year ended March 31, 2008	-	-	(107)	(107)
Net unrealized loss on available-for-sale marketable securities, net of tax benefit of $16 million	-	(27)	-	(27)
Reclassification adjustment for net gain included in net income, net of tax provision of $14 million	-	(25)	-	(25)
Total comprehensive loss	-	(52)	(107)	(159)

Advances to TFSA	-	-	(3)	(3)
Reclassification to re-establish receivable due from TFSA (Note 16)	-	-	27	27
BALANCE AT MARCH 31, 2008	$915	$-	$4,015	$4,930

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
	Fiscal Years Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	($107)	$432	$580
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash impact of hedging activities	774	111	(185)
Depreciation and amortization	3,957	3,263	2,484
Recognition of deferred income	(896)	(682)	(469)
Provision for credit losses	809	410	305
Gain from sale of marketable securities	(71)	(71)	(3)
(Increase) decrease in other assets	(378)	(341)	132
Increase (decrease) in amounts held under reciprocal collateral arrangements	1,365	40	(731)
Increase (decrease) in deferred income taxes	94	730	(165)
Increase in other liabilities	687	279	203
Net cash provided by operating activities	6,234	4,171	2,151

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,813)	(1,363)	(1,632)
Disposition of investments in marketable securities	1,313	1,114	1,408
Acquisition of finance receivables	(26,466)	(22,490)	(19,848)
Collection of finance receivables	20,081	17,521	15,314
Net change in wholesale receivables	(1,853)	(1,220)	(207)
Acquisition of investments in operating leases	(8,655)	(8,548)	(7,809)
Disposals of investments in operating leases	3,394	2,431	2,362
Net change in revolving notes from affiliates	(409)	-	-
Advances to affiliate	(270)	-	-
Net cash used in investing activities	(14,678)	(12,555)	(10,412)

Cash flows from financing activities:
Proceeds from issuance of debt	21,914	16,286	13,328
Payments on debt	(15,159)	(9,882)	(6,601)
Net change in commercial paper	965	2,648	1,689
Net advances from (to) TFSA (Note 16)	131	(24)	(24)
Dividends paid	-	(130)	(115)
Net cash provided by financing activities	7,851	8,898	8,277

Net (decrease) increase in cash and cash equivalents	(593)	514	16

Cash and cash equivalents at the beginning of the period	1,329	815	799
Cash and cash equivalents at the end of the period	$736	$1,329	$815

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

•
Insurance - Through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly-owned subsidiary, we provide marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers.  We also provide coverage and related administrative services to our affiliates.

Our primary finance and insurance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus vehicle dealers.  As of March 31, 2008, approximately 22 percent of managed vehicle retail and lease assets were located in California, 10 percent in Texas, 7 percent in New York, and 6 percent in New Jersey.

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

Investments in Marketable Securities

Investments in marketable securities consist of fixed income and equity securities.  Fixed income and equity securities are designated as available-for-sale and carried at fair value using quoted market prices where available with unrealized gains or losses included in accumulated other comprehensive income, net of applicable taxes.  We use the specific identification method to determine realized gains and losses related to our investment portfolio.  Realized investment gains and losses are reflected in investment and other income in the Consolidated Statement of Income.  Premiums and discounts on investments are amortized to investment income using the effective interest method.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (Continued)

Determination of Residual Values

Substantially all of our residual value risk relates to our vehicle lease portfolio.  Residual values of lease earning assets are estimated at lease inception by examining external industry data and our own experience.  Factors considered in this evaluation include, but are not limited to, expected economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices. Our management periodically reviews the estimated end of term market values of leased vehicles to assess the appropriateness of its carrying values.  To the extent the estimated end of term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value.  Factors affecting the estimated end of term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.  For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases in the Consolidated Statement of Income.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included under our retail financing revenues in the Consolidated Statement of Income.

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

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  We elect at inception whether to designate a derivative as a hedge accounting derivative.  That designation may change based on management’s intentions and changing circumstances.  Hedge accounting derivatives are comprised of pay-float interest rate swaps and cross currency interest rate swaps.  Non-hedge accounting derivatives are comprised of pay-fixed interest rate swaps, de-designated pay-float interest rate swaps, pay-float interest rate swaps for which hedge accounting has not been elected, interest rate caps, and currency swaps.  De-designation of hedge accounting derivatives is further discussed below.

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

We review the effectiveness of our hedging relationships quarterly to determine whether the relationships have been and continue to be effective.  We use regression analysis to assess the effectiveness of our hedges.  When we determine that a hedging relationship is not or has not been effective, hedge accounting is no longer applied.  If hedge accounting is discontinued, we continue to carry the derivative instrument as a component of other assets or other liabilities in the Consolidated Balance Sheet at fair value with changes in fair value reported in interest expense in the Consolidated Statement of Income.  Additionally, for discontinued fair value hedges, we cease to adjust the hedged item for changes in fair value and amortize the cumulative fair value adjustments recognized in prior periods over the remaining term of the debt.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (Continued)

Foreign Currency Transactions

Certain transactions we have entered into, primarily related to debt, are denominated in foreign currencies.  During periods when the debt and the related derivatives do not qualify for hedge accounting, the debt is translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance sheet date using the exchange rate in effect at that date.  Gains and losses related to foreign currency transactions, primarily debt, are included in interest expense in the Consolidated Statement of Income.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (Continued)

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires all entities to report noncontrolling interest in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling interest in the subsidiary.  SFAS 160 requires expanded disclosures that distinguish between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for TMCC financial statements for the year beginning on January 1, 2009, and early adoption is not permitted.  The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which modifies the accounting for business combinations.  The accounting standard requires, with little exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition-date fair value.  SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009, and early adoption is not permitted.  The adoption of SFAS 141R is not expected to have a material impact on our consolidated financial condition or results of operations.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”), which provides the SEC Staff’s views on accounting for written loan commitments recorded at fair value under US GAAP.  SAB 109 requires that that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was adopted by TMCC on January 1, 2008.  The adoption of SAB 109 did not have a material impact on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for us as of April 1, 2008, with earlier adoption permitted.  This standard provides an option to irrevocably elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments.  SFAS 159 is effective for TMCC as of April 1, 2008.  The impact of SFAS 159 is not expected to have a material impact on our consolidated financial condition or results of operations as TMCC has not elected the fair value option for its financial assets and financial liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over specific entity inputs.  The standard establishes a three level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date.  SFAS 157 is effective for TMCC as of April 1, 2008.  The adoption of SFAS 157 is not expected to have a material impact on our consolidated financial condition or results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”).  FSP FAS 157-1 states that SFAS 157 does not apply under SFAS No. 13, “Accounting for Leases,” and its related interpretative accounting pronouncements that address leasing transactions.  FSP FAS 157-1 is effective upon the initial adoption of SFAS 157 by TMCC, which is April 1, 2008.  The adoption of FSP FAS 157-1 is not expected to have a material impact on our consolidated financial condition or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  FSP FAS 157-2 is effective upon the initial adoption of SFAS 157 by TMCC, which is April 1, 2008.  The adoption of FSP FAS 157-2 is not expected to have a material impact on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position.  FIN 48 was effective for TMCC as of April 1, 2007.  The adoption of FIN 48 did not have a material impact on our consolidated financial statements.  For additional information on income taxes, refer to Note 14 – Income Taxes.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities

The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses are as follows (dollars in millions):
	March 31, 2008
	Cost	Fair Value[2]	Unrealized Gains	Unrealized Losses
Available-for-sale securities:
Asset-backed securities	$576	$567	$1	($10)
Mortgage-backed securities	284	278	3	(9)
U.S. Treasury and government agency debt securities	89	92	3	-
Municipal debt securities	3	3	-	-
Corporate debt securities	135	128	2	(9)
Equity securities[1]	861	880	29	(10)
Total marketable securities	$1,948	$1,948	$38	($38)

	March 31, 2007
	Cost	Fair Value	Unrealized Gains	Unrealized Losses
Available-for-sale securities:
Subordinated securities	$9	$9	$-	$-
Interest-only strips	-	1	1	-
Asset-backed securities	28	28	-	-
Mortgage-backed securities	151	152	1	-
U.S. Treasury and government agency debt securities	53	53	-	-
Corporate debt securities	128	130	2	-
Equity securities[1]	1,014	1,092	82	(4)
Total marketable securities	$1,383	$1,465	$86	($4)

1 The balance at March 31, 2008 includes private placement fixed income pooled trusts which had a cost of $530 million and fair market value of $547 million.  The balance at March 31, 2007 includes private placement fixed income pooled trusts which had a cost of $491 million and fair market value of $492 million.
2 The balance at March 31, 2008 includes $35 million of securities with subprime exposure.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities (Continued)

At March 31, 2008, the total gross unrealized loss and fair value of investments that have been in a continuous unrealized loss position for 12 consecutive months or more was $3 million and $24 million, respectively.  These investments are comprised of corporate debt securities, asset-backed securities and mortgage-backed securities.  We evaluated investment securities with fair values less than amortized cost and have determined that the decline in value is temporary and is primarily related to the change in market rates since purchase or to other market anomalies that are expected to correct themselves over time.  These securities are predominately all investment grade.  We have the ability to hold these securities for a period of time sufficient to recover all gross unrealized losses.  Accordingly, we have not recognized any other-than-temporary-impairment for these securities.

At March 31, 2007, there were no marketable securities in our available-for-sale portfolio with material unrealized losses that have been in an unrealized loss position for more than a year.

Proceeds from sales and realized gains and losses on sales from available-for-sale securities are presented below (dollars in millions).

	Years Ended March 31,
	2008	2007	2006
Available-for-sale securities[1]:
Proceeds from sales	$1,237	$936	$1,282
Realized gains on sales	$80	$82	$13
Realized losses on sales[2]	$9	$10	$8

1 Cash flows related to interests retained in securitization transactions are discussed in Note 7 – Sale of Receivables.
2 Realized losses incurred in fiscal 2008, 2007, and 2006 include $5 million, $6 million and $3 million, respectively, in impairment losses.

The contractual maturities of investments in marketable securities at March 31, 2008 are summarized in the following table (dollars in millions).  Prepayments may cause actual maturities to differ from scheduled maturities.

Available-for-Sale Securities:	Cost	Fair Value
Within one year	$139	$138
After one year through five years	444	441
After five years through ten years	156	155
After ten years	348	334
Equity securities	861	880
Total	$1,948	$1,948

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost of $5 million and fair value of $6 million at March 31, 2008 and amortized cost and fair market value of $5 million at March 31, 2007.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net

Finance receivables, net consisted of the following (dollars in millions):

	March 31,
	2008	2007
Retail receivables[1]	$44,382	$39,563
Dealer financing	11,768	8,868
	56,150	48,431
Deferred origination costs	747	684
Unearned income	(767)	(760)
Allowance for credit losses	(649)	(493)
Finance receivables, net	$55,481	$47,862

1 Includes direct finance lease receivables.

Contractual maturities on retail receivables and dealer financing are as follows (dollars in millions):

	Contractual Maturities
Years Ending March 31,	Retail receivables[1]	Dealer financing
2009	$12,047	$9,394
2010	11,019	682
2011	9,324	452
2012	6,858	356
2013	3,705	480
Thereafter	1,305	404
Total	$44,258	$11,768

1 Includes direct finance lease receivables.  Excludes $124 million of estimated unguaranteed residual values related to direct finance leases.

A significant portion of our finance receivables has historically been repaid prior to contractual maturity dates; contractual maturities as shown above should not be considered as necessarily indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following (dollars in millions):

	March 31,
	2008	2007
Vehicles	$23,781	$20,448
Equipment and other	919	844
	24,700	21,292
Deferred origination fees	(64)	(47)
Deferred income	(417)	(404)
Accumulated depreciation	(5,483)	(4,287)
Allowance for credit losses	(80)	(61)
Investments in operating leases, net	$18,656	$16,493

Future minimum lease rentals on operating leases are as follows (dollars in millions):

Years Ending March 31,	Future Minimum Rentals on Operating Leases
2009	$3,639
2010	2,503
2011	1,200
2012	310
2013	50
Thereafter	-
Total	$7,702

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses and aggregate balances 60 or more days past due on finance receivables and investments in operating leases (dollars in millions):

	Years Ended March 31,
	2008	2007	2006
Allowance for credit losses at beginning of period	$554	$530	$503
Provision for credit losses	809	410	305
Charge-offs, net of recoveries[1]	(634)	(386)	(278)
Allowance for credit losses at end of period	$729	$554	$530

1 Net of recoveries of $84 million, $82 million, and $79 million in fiscal 2008, 2007 and 2006, respectively.

	Years Ended March 31,
	2008	2007	2006
Aggregate balances 60 or more days past due[2]
Finance receivables[3]	$365	$258	$198
Operating leases[3]	77	39	38
Total	$442	$297	$236

[2] Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Sale of Receivables

We retained servicing rights and earned a contractual servicing fee of 1 percent per annum on the total monthly outstanding principal balance of our securitized retail receivables.  In a subordinated capacity, we retained interest-only strips and subordinated securities in these securitizations.   The retained interests were held as restricted assets.  Investors in the securitizations had no recourse to us beyond our retained subordinated interests, any cash reserve funds, and any amounts drawn on revolving liquidity notes.  Our exposure to these retained interests existed until the associated securities were paid in full.  As of March 31, 2008, TMCC does not have any outstanding retained interest or securitizations.

Cash Flows from Securitizations

No securitizations were executed during fiscal 2008, 2007 and 2006. The following table summarizes certain cash flows received from, and paid to, the retail securitization trusts outstanding during fiscal 2008, 2007, and 2006 (dollars in millions).

	Years Ended March 31,
	2008	2007	2006
Cash flow information:
Servicing fees received	$1	$4	$13
Excess interest received from interest only strips	$3	$10	$30
Repurchases of receivables[1]	($41)	$-	($442)
Servicing advances	($1)	($2)	($4)
Reimbursement of servicing advances	$1	$2	$7

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Sale of Receivables (Continued)

Managed Receivables

Outstanding balances, delinquency amounts and net credit losses for managed receivables, which include both owned and securitized receivables, are summarized as follows (dollars in millions):

	March 31,
	2008	2007
Retail finance receivables managed[1]	$44,360	$39,650
Dealer financing managed	11,770	8,869
Total finance receivables managed	56,130	48,519

Less:
Securitized retail finance receivables	-	164
Allowance for credit losses	649	493
Total finance receivables owned	$55,481	$47,862

[1] Includes $483 million and $715 million of direct finance leases managed at March 31, 2008 and 2007, respectively.

	Amount 60 Days or More Past Due		Credit Losses Net of Recoveries
	March 31,		March 31,
	2008	2007	2008	2007
Retail finance receivables managed	$365[1]	$256[1]	$565[2]	$345[2]
Dealer financing managed	-	2	-	-
Total finance receivables managed	$365	$258	$565	$345

[1] Includes $12 million and $6 million of 60 days or more past due amounts for direct finance leases managed at March 31, 2008 and 2007, respectively.
[2] Includes $6 million and $10 million of credit losses net of recoveries for direct finance leases managed at March 31, 2008 and
2007, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Interest Expense and Derivatives and Hedging Activities

The following table summarizes the components of interest expense (dollars in millions):

	Years ended March 31,
	2008	2007	2006
Interest expense on debt	$2,996	$2,564	$1,792
Amortization of basis adjustments on debt	(32)	(72)	(128)
Unrealized gain from hedge accounting derivatives	(114)	(72)	(119)
Net interest realized on hedge accounting derivatives	246	278	112
Amortization of debt issue costs	63	57	43
Ineffectiveness related to hedge accounting derivatives	(4)	15	4
Interest expense excluding non-hedge accounting results	3,155	2,770	1,704
Net result from non-hedge accounting	805	(104)	(202)
Total interest expense	$3,960	$2,666	$1,502

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense (dollars in millions):

	Years ended March 31,
	2008	2007	2006
Currency basis swaps unrealized (gain)/loss	($197)	($127)	$114
Foreign currency transaction loss/(gain)	174	127	(115)
Net interest realized on non-hedge accounting derivatives	(119)	(344)	(260)
Unrealized loss/(gain) on non-hedge accounting derivatives
Interest rate swaps	930	242	51
Interest rate caps	17	(2)	7
Other	-	-	1
Net result from non-hedge accounting	$805	($104)	($202)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Interest Expense and Derivatives and Hedging Activities (Continued)

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	March 31,
	2008	2007
Derivative assets	$3,211	$1,520
Less: Collateral held[1]	1,656	291
Derivative assets, net of collateral	$1,555	$1,229

Derivative liabilities	$1,078	$97

[1] Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described below under “Counterparty Credit Risk”.

Counterparty Credit Risk

We enter into reciprocal collateral arrangements with certain counterparties to mitigate our exposure to the credit risk associated with the respective counterparty.  A valuation of our position with the respective counterparty is performed monthly.  If the market value of our net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to us.  Conversely, if the market value of the counterparty's net derivatives position with us exceeds a specified threshold, we are required to transfer cash collateral in excess of the threshold to the counterparty. Our International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in the Consolidated Balance Sheet.  At March 31, 2008 and 2007, we held a net $1.7 billion and $291 million, respectively, in collateral from counterparties, which is included in cash and cash equivalents in the Consolidated Balance Sheet.  We are not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the fair value of contracts with a positive fair value at March 31, 2008, reduced by the effects of master netting agreements and collateral.  At March 31, 2008, substantially all of our derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by nationally recognized statistical rating organizations.  We have not experienced a counterparty default and do not currently anticipate non-performance by any of our counterparties, and as such have no reserves related to non-performance as of March 31, 2008.  In addition, many of our ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market in the event of a ratings downgrade below a specified threshold.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Interest Expense and Derivatives and Hedging Activities (Continued)

A summary of the net counterparty credit exposure by credit rating as of March 31, 2008 and 2007 (net of collateral held) is presented below (dollars in millions):
	March 31,
	2008	2007
Credit Rating
AAA	$191	$226
AA	922	939
A	442	64
Total net counterparty credit exposure	$1,555	$1,229

Note 9 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following (dollars in millions):

	March 31,
	2008	2007
Other assets:
Derivative assets	$1,555	$1,229
Used vehicles held for sale[1]	277	132
Deferred charges	226	151
Income taxes receivable	386	342
Notes from affiliates	711	-
Other assets	445	365
Total other assets	$3,600	$2,219

Other liabilities:
Unearned insurance premiums and contract revenues	$1,312	$1,139
Accounts payable and accrued expenses	1,020	935
Derivative liabilities	1,078	97
Deferred income	302	263
Other liabilities	497	187
Total other liabilities	$4,209	$2,621

1 Primarily represents repossessed and off-lease vehicles.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows (dollars in millions):

			Weighted Average Contractual Interest Rates
	March 31,		March 31,
	2008	2007	2008	2007
Commercial paper[1]	$16,063	$14,954	3.25%	5.29%
Notes and loans payable[1]	49,280	42,440	4.30%	4.44%
Carrying value adjustment[2]	2,723	1,135
Debt	$68,066	$58,529	4.05%	4.67%

[1] Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged and de-designated debt denominated in foreign currencies.
[2] Represents the effects of foreign currency transaction gains and losses and fair value adjustments to debt in hedging relationships, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

The carrying value of our notes and loans payable includes unsecured notes denominated in various foreign currencies valued at $23.5 billion and $17.0 billion at March 31, 2008 and 2007, respectively.  Concurrent with the issuance of these unsecured notes, we entered into cross currency interest rate swaps or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Additionally, the carrying value of our notes and loans payable at March 31, 2008 consists of $13.9 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 6.6 percent and $38.1 billion of unsecured fixed rate debt with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate debt, we generally elect to enter into interest rate swaps to convert fixed rate debt to floating rate debt.

As of March 31, 2008, our commercial paper had an average remaining maturity of 51 days.  Our notes and loans payable mature on various dates through fiscal 2047.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Debt (Continued)

Scheduled maturities of our debt portfolio are summarized below (dollars in millions):

March 31,
Commercial paper	$16,063
Other debt due in the fiscal years ending:
2009	17,172
2010	15,010
2011	7,091
2012	4,180
2013	2,064
Thereafter	6,486
Total other debt	52,003
Debt	$68,066

Interest payments on debt, including net settlements on interest rate swaps, were $2.1 billion, $1.6 billion, and $1.4 billion in fiscal 2008, 2007, and 2006, respectively.

Included in the annual results ended March 31, 2008, are adjustments relating to the prior fiscal year that reduce the pre-tax loss by $13 million.  These adjustments are to correct errors made in the prior fiscal year relating to certain derivative transactions and bond issue costs.

Note 11 – Liquidity Facilities and Letters of Credit

364 Day Credit Agreement
In March 2008, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2008.

Five Year Credit Agreement
In March 2007, TMCC, TCPR, and other Toyota affiliates entered into a $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2008.

Letters of Credit Facilities Agreement
In addition, TMCC has uncommitted letters of credit facilities totaling $55 million at March 31, 2008 and 2007.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities were used at March 31, 2008 and 2007.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Fair Value of Financial Instruments

The fair value of financial instruments at March 31, 2008 and 2007 was estimated using the valuation methodologies described below.  Considerable judgment was employed in interpreting market data to develop estimates of fair value; accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying amounts and estimated fair values of our financial instruments are as follows (dollars in millions):

	March 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet financial instruments:

Assets:
Cash and cash equivalents	$736	$736	$1,329	$1,329
Investments in marketable securities	$1,948	$1,948	$1,465	$1,465
Finance receivables, net [1]	$55,000	$55,511	$47,158	$46,567
Derivative assets	$1,555	$1,555	$1,229	$1,229

Liabilities:
Debt	$68,066	$68,426	$58,529	$58,588
Derivative liabilities	$1,078	$1,078	$97	$97

1 Includes $10.9 billion and $8.7 billion of variable rate finance receivables at March 31, 2008 and 2007, respectively, whose carrying amounts approximate fair value as these receivables re-price at prevailing market rates.  Excludes $481 million and
  $704 million of direct finance leases, net at March 31, 2008 and 2007, respectively, which are not considered financial instruments.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Fair Value of Financial Instruments (Continued)

The fair value estimates presented herein are based on information available as of March 31, 2008 and 2007.  The methods and assumptions used to estimate the fair value of financial instruments are summarized as follows:

Cash and Cash Equivalents

The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these investments.

Investments in Marketable Securities

The fair value of marketable securities was estimated using quoted market prices or discounted cash flow analysis.

Finance Receivables, Net

The fair value of fixed rate finance receivables at March 31, 2008 and 2007 was estimated by discounting expected cash flows using the blended rates of finance receivables originated during the quarters ended March 31, 2008 and 2007, respectively.  Management expects to collect all amounts due according to the contractual terms of the finance receivable agreements, less the related allowance for credit losses.

Derivative Assets and Liabilities

The estimated fair value of our derivative assets and liabilities was derived by discounting expected cash flows using quoted market exchange rates, quoted market interest rates, or quoted market prices, as of March 31, 2008 and 2007 as applicable to each instrument.  Derivative assets and liabilities are recorded in other assets and other liabilities, respectively, in the Consolidated Balance Sheet.

Debt

The fair value of debt was estimated by discounting expected cash flows using the interest rates at which debt of similar credit quality and maturity would be issued as of March 31, 2008 and 2007.  We utilize quoted market exchange rates, quoted market interest rates, or quoted market prices, when appropriate, in developing cash flows.  The carrying amount of commercial paper was assumed to approximate fair value due to the short maturity of these instruments.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Pension and Other Benefit Plans

Employees of TMCC, TCPR, and TMCC’s insurance subsidiaries are generally eligible to participate in the TMS pension plan commencing on the first day of the month following hire and are vested after 5 years of continuous employment.  Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service, the highest average compensation for any 60 consecutive month period out of the last 120 months of employment, and one-half of the highest average fiscal year bonus for the 60 consecutive month period in the last 120 months of employment used to calculate highest average compensation, reduced by a percentage of social security benefits.

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

Our employee benefits expense was $54 million, $63 million, and $61 million for the years ended March 31, 2008, 2007, and 2006, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Tax Provision

The provision for income taxes consisted of the following (dollars in millions):

	Years Ended March 31,
	2008	2007	2006
Current
Federal, net of foreign tax credit	$4	($440)	$464
State	(17)	(61)	34
Foreign	4	2	10
Total current	(9)	(499)	508
Deferred
Federal	(52)	636	(360)
State	(21)	94	196
Total deferred	(73)	730	(164)
(Benefit) provision for income taxes	($82)	$231	$344

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years Ended March 31,
	2008	2007	2006
Provision for income taxes at U.S. federal statutory tax rate	35.00%	35.00%	35.00%
State and local taxes (net of federal tax benefit)	6.62%	3.74%	3.84%
Other[1]	2.07%	(3.88%)	(1.64%)
Effective tax rate[2]	43.69%	34.86%	37.20%

[1] Includes deferred tax benefit due to reduced effective state tax rate and hybrid credit for the years ended March 31, 2007 and 2006.
[2] The effective tax rate at March 31, 2008 represents a tax benefit. The effective tax rates at March 31, 2007 and 2006 represent tax provision expenses.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Tax Provision (Continued)

The deferred federal and state income tax liabilities are as follows (dollars in millions):

	March 31,
	2008	2007
Federal	$2,836	$2,793
State	380	360
Net deferred income tax liability	$3,216	$3,153

Our deferred tax liabilities and assets consisted of the following (dollars in millions):

	March 31,
	2008	2007
Liabilities:
Lease transactions	$3,697	$3,227
State taxes	285	257
Mark-to-market of investments in marketable securities and derivatives	1	31
Other	20	129
Deferred tax liabilities	4,003	3,644

Assets:
Provision for losses	354	262
Deferred costs and fees	92	90
Net operating loss and tax credit carryforwards	331	152
Other	16	-
Deferred tax assets	793	504
Valuation allowance	(6)	(13)
Net deferred tax assets	787	491

Net deferred income tax liability	$3,216	$3,153

We have estimated cumulative federal tax net operating loss carryforwards of over $500 million available at March 31, 2008.  At March 31, 2008, we have a deferred tax asset of over $50 million for state tax net operating loss carryforwards which expire in fiscal 2009 through fiscal 2028.  In addition, at March 31, 2008, we have a deferred tax asset for federal and state hybrid credits of over $50 million.  The state tax net operating loss and state hybrid credits are reduced by a valuation allowance of $6 million.  We received a net income tax refund of over $130 million in fiscal 2008 and over $140 million in fiscal 2007.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Tax Provision (Continued)

At March 31, 2008, we had a receivable of $35 million for TMA’s share of the income tax in those states where we filed consolidated/combined returns with TMA and/or its subsidiaries.   At March 31, 2007, the receivable amount was $21 million.

Our effective tax rate was 43.69 percent and 34.86 percent during fiscal 2008 and fiscal 2007, respectively.  We note that for fiscal 2008 TMCC had a pre-tax book loss resulting in a tax benefit for the year.  This tax benefit was further increased by federal and state hybrid vehicle tax credits.

We adopted the provision of FIN 48, Accounting for Uncertainty in Income Taxes, on April 1, 2007. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain.  Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings at the date of adoption.

The change in unrecognized tax benefits in fiscal 2008 is as follows (dollars in millions):

March 31,
Balance at beginning of the period	$1
Increases related to positions taken during the prior years	11
Increases related to positions taken during the current year	3
Decreases related to positions taken during the prior years	-
Decreases related to positions taken during the current year	(1)
Settlements	-
Expiration of statute of limitations	-
Balance at end of period	$14

Of the $14 million of unrecognized tax benefits at March 31, 2008, approximately $4 million of the unrecognized tax benefits would, if recognized, affect the effective tax rate.  The deductibility of the remaining $10 million of unrecognized tax benefits is highly certain, but there is uncertainty about the timing of such deductibility.

We accrue interest and penalties, if applicable, related to uncertain income tax positions in interest expense and other operating expenses, respectively.  For the year ended March 31, 2008, $2 million was accrued for interest and penalties.

As of March 31, 2008, federal income tax returns from fiscal year end March 31, 2004, through fiscal year end March 31, 2007 remain subject to examination.  California franchise tax returns are also subject to examination for the same period.

In the normal course of business, our tax filings are examined by various tax authorities, including the Internal Revenue Service (“IRS”).  During fiscal 2008, the IRS concluded its examination of the taxable periods ended September 30, 1997 through March 31, 2003.  Our allocated tax and interest refund was approximately $79 million.  The IRS continues to examine the taxable years ended March 31, 2004 through March 31, 2006.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below (dollars in millions):
	Maximum Commitment Amount
	March 31,
	2008	2007
Commitments:
Credit facilities with vehicle and industrial equipment dealers[1]	$5,615	$4,259
Facilities lease commitments[2]	108	101
Total commitments	5,723	4,360

Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	148	148
Revolving liquidity notes related to securitizations	-	17
Total commitments and guarantees	$5,871	$4,525

1 Excludes $9.2 billion and $8.1 billion of wholesale financing lines not considered to be contractual commitments at March 31,
  2008 and 2007, respectively, of which $6.8 billion and $5.2 billion were outstanding at March 31, 2008 and 2007, respectively.
2 Includes $62 million and $69 million in facilities lease commitments with affiliates at March 31, 2008 and 2007, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (Continued)

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectibility quarterly, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facilities available to vehicle and industrial equipment dealers, $4.1 billion and $2.9 billion were outstanding at March 31, 2008 and 2007, respectively, and were recorded in finance receivables, net in the Consolidated Balance Sheet.

We are party to a 15-year lease agreement with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  At March 31, 2008, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above, are as follows: fiscal years ending 2009 – $22 million; 2010 - $19 million; 2011 - $15 million; 2012 - $12 million; 2013 $9 million; and thereafter – $31 million.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (Continued)

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid.  TMCC receives an annual fee of $102,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2008 and 2007.  The fair value of these guarantees as of March 31, 2008 and 2007 was approximately $1 million.  As of March 31, 2008 and 2007, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2008, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2008 and 2007, no amounts have been recorded under these indemnifications.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (Continued)

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanilaus County, Garcia v. Toyota Motor Credit Corporation, filed in January 2007, claims that the Company's post-repossession notice failed to comply with the Reese-Levering Automobile Sales Finance Act of California ("Reese-Levering").  An additional cross-complaint alleging a class action in the Superior Court of California San Francisco County, Aquilar and Smith v. Toyota Motor Credit Corporation, filed in February 2008, contains similar allegations claiming that the Company's post-repossession notices failed to comply with Reese-Levering.  The plaintiffs are seeking injunctive relief, restitution and/or disgorgement, as well as damages in the Aquilar matter.  The Company has filed a petition to consolidate these cases as they present nearly identical questions of law and fact.  The Company believes it has strong defenses to these claims.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions

The tables below summarize amounts included in our Consolidated Balance Sheet and Statement of Income under various related party agreements or relationships (dollars in millions):

	March 31,
	2008	2007
Assets:
Finance receivables, net
Receivables with affiliates[1]	$21	$23
Notes receivable under home loan program[2]	$8	$6
Deferred retail subvention income from affiliates[3]	($530)	($468)

Investments in operating leases, net
Leases to affiliates[4]	$38	$41
Deferred lease subvention income from affiliates[3]	($415)	($401)

Other assets
Notes receivable from affiliates[5]	$711	$-
Intercompany receivables[6]	$94	$44
Subvention receivable from affiliates[3]	$75	$58
Deferred debt issue costs	$2	$-

Liabilities:
Other liabilities
Intercompany payables[7]	$355	$159
Note payable to affiliate[8]	$110	$-

Shareholder’s Equity:
Advances to TFSA[9]	$3	$155
Reclassification to re-establish receivable due from TFSA[9]	($27)	($131)
Dividends paid[10]	$-	$130

[1]   Represents wholesale flooring loans to certain dealerships owned by Toyota Material Handling, U.S.A., Inc. (“TMHU”) and  amounts due under industrial equipment leasing arrangements (classified as direct finance leases) with various affiliates.

[2] Certain officers, directors, and other members of our management have received mortgage loans from us secured by residential real property.
[3]   Subvention receivables represent amounts due from TMS and other affiliates in support of retail, lease, and industrial equipment subvention programs offered by us.  Deferred subvention income represents the unearned portion of amounts received from these transactions.

[4] Represents the investment in operating leases of industrial equipment leased to Toyota Logistics Services and other affiliates.
[5] Represents balances primarily due from Toyota Credit Canada Inc. (“TCCI”) and Toyota Financial Savings Bank (“TFSB”).
[6]   Represents balances due from affiliates arising from various transactions primarily relating to affiliate insurance premiums and commissions, income taxes, shared services charges, employee benefits, and credit support fees.

[7]   Represents balances due to affiliates arising from various transactions including credit support fees due to TFSC and Wholesale Flooring arrangements.  TMCC and TCPR provide wholesale financing to vehicle dealers, and as a result of funding the loans, have payables to
     TMS and TDPR, respectively.

[8] Represents balance due to Toyota Financial Services Americas Corporation (“TFSA”) under its credit agreement with us.
[9]   TMCC and TFSA are parties to reciprocal credit agreements which allow each company to borrow up to $200 million from the other.  Advances to TFSA are recorded as reductions of retained earnings and are reclassified to notes receivable from affiliates upon
     TFSA’s settlements of its advances from TMCC.

[10] No dividends were declared or paid during fiscal 2008. During fiscal 2007, our Board of Directors declared and paid a cash dividend of $130 million to TFSA.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

	Years Ended March 31,
	2008	2007	2006
Net Financing Revenues:
Manufacturers’ subvention support and other revenues[1]	$654	$495	$309
Credit support fees incurred[2]	($41)	($34)	($28)
Foreign exchange gain on notes receivable from an affiliate	$30	$-	$-

Other Revenues:
Affiliate insurance premiums, commissions, and other revenues[3]	$66	$75	$74
Interest earned on notes receivable from affiliates	$14	$-	$-

Expenses:
Shared services charges and other expenses[4]	$54	$60	$69
Employee benefits expense[5]	$54	$63	$61

[1] Represents the earned portion of retail, lease, and industrial equipment subvention programs.
[2] Represents fees incurred under a credit support agreement with TFSC.
[3]   Represent primarily TMIS’ revenues for administrative services and various levels and types of insurance coverage provided to TMS.  This includes the warranty coverage for TMS’ certified pre-owned vehicle program and various umbrella liability policies. TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions. On all  layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.

4    TMCC and TMS are parties to a shared services agreement which covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided by each entity to the other.  In addition, we pay rent charges to TMS for our headquarters facility in the TMS headquarters complex in Torrance, California and our Central Customer
     Service Center.

[5]   Certain employees are eligible to participate in pension and other benefit plans that are sponsored by TMS.  TMS allocates costs to us based on the total number of participating or eligible employees at TMCC, TMIS and TCPR.

Notes Receivable from Affiliates

During fiscal 2008, TMCC and Toyota Financial Savings Bank (“TFSB”) entered into a promissory note agreement which allows TFSB to borrow up to $400 million with terms up to 10 years at agreed competitive rates.  The amount outstanding with TFSB at March 31, 2008 was $271 million.

During fiscal 2008, TMCC also entered into uncommitted loan finance agreements with Toyota Credit Canada Inc. (“TCCI”) and Toyota Motor Finance (Netherlands) B.V. (“TMFNL”) under which TMCC may make loans to TMFNL and TCCI. The terms are determined at the time of each loan based on business factors and market conditions.  The amount outstanding with TCCI at March 31, 2008 was $431 million.  No amount was outstanding from TMFNL at March 31, 2008.

TCPR has extended a $110 million revolving line of credit to Toyota de Puerto Rico Corp. (“TDPR”), a wholly-owned subsidiary of TMS.  The revolving line of credit has a one-year renewable term, with interest due monthly.  Any loans outstanding under the revolving line of credit are not guaranteed by TMS and are unsecured.  The amount outstanding with TDPR at March 31, 2008 was $9 million.  No amount was outstanding with TDPR at March 31, 2007.

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

In addition, TMCC and TCPR have each entered into agreements to pay TFSC a semi-annual fee which is based upon the weighted average outstanding amount of bonds and other liabilities or securities entitled to credit support.

Shared services charges and other expenses

TMCC and Toyota Financial Savings Bank (“TFSB”) are parties to a shared services agreement. Under the agreement, TMCC provides certain services to TFSB, including certain marketing, administrative, systems, and operational support in exchange for TFSB’s willingness to make available certain financial products and services to TMCC’s customers and dealers meeting TFSB’s credit worthy standards.

TMCC provides administrative support in the form of shared services to support the operations of Toyota Financial Services Securities USA Corporation (“TFSS”), an affiliate of TMCC.

TMCC and TMS are parties to a repurchase agreement, which provides that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC is also a party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  No vehicles were repurchased under these agreements during fiscal 2008.

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

Financial information for our reportable operating segments for the years ended or at March 31 is summarized as follows (dollars in millions):

	Finance Operations	Insurance Operations	Other	Total
Fiscal 2008:
Gross revenues	$8,042	$557	$279	$8,878
Less:
Depreciation on operating leases	3,144	-	155	3,299
Interest expense	3,898	-	62	3,960
Provision for credit losses	799	-	10	809
Operating and administrative expenses	658	157	26	841
Insurance losses and loss adjustment expenses	-	158	-	158
(Benefit) provision for income taxes	(179)	87	10	(82)
Net (loss) income	($278)	$155	$16	($107)

Total assets	$76,737	$2,450	$1,234	$80,421

Fiscal 2007:
Gross revenues	$6,565	$494	$237	$7,296
Less:
Depreciation on operating leases	2,529	-	144	2,673
Interest expense	2,624	-	42	2,666
Provision for credit losses	407	-	3	410
Operating and administrative expenses	587	144	27	758
Insurance losses and loss adjustment expenses	-	126	-	126
Provision for income taxes	141	83	7	231
Net income	$277	$141	$14	$432

Total assets	$66,118	$2,084	$1,166	$69,368

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Segment Information (Continued)

	Finance Operations	Insurance Operations	Other	Total
Fiscal 2006:
Gross revenues	$5,031	$346	$208	$5,585
Less:
Depreciation on operating leases	1,891	-	136	2,027
Interest expense	1,471	-	31	1,502
Provision for credit losses	302	-	3	305
Operating and administrative expenses	570	125	17	712
Insurance losses and loss adjustment expenses	-	115	-	115
Provision for income taxes	302	34	8	344
Net income	$495	$72	$13	$580

Total assets	$55,913	$1,591	$757	$58,261

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008:
Total financing revenue	$1,915	$2,023	$2,109	$2,145
Depreciation on operating leases	(761)	(811)	(845)	(882)
Interest expense	(624)	(992)	(1,082)	(1,262)
Total net financing revenue	530	220	182	1
Other income	138	162	223	163
Provision for credit losses	(102)	(151)	(290)	(266)
Expenses	(235)	(246)	(254)	(264)
Income (loss) before income tax expense	331	(15)	(139)	(366)
Provision (benefit) for income taxes	127	(9)	(59)	(141)
Net income (loss)	$204	($6)	($80)	($225)

Fiscal 2007:
Total financing revenue	$1,522	$1,630	$1,741	$1,817
Depreciation on operating leases	(605)	(648)	(693)	(727)
Interest expense	(500)	(760)	(664)	(742)
Total net financing revenue	417	222	384	348
Other income	99	141	135	211
Provision for credit losses	(66)	(91)	(111)	(142)
Expenses	(205)	(215)	(210)	(254)
Income before income tax expense	245	57	198	163
Provision for income taxes	76	15	75	65
Net income	$169	$42	$123	$98

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that as of March 31, 2008, our internal control over financial reporting was effective based upon the COSO criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There were no changes in our internal controls over financial reporting that occurred during fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of April 30, 2008.

Name	Age	Position
George E. Borst	59	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSA; Director, TFSC

Ichiro Yajima	50	Director, Executive Vice President and Treasurer, TMCC; Director, Executive Vice President and Treasurer, TFSA

David Pelliccioni	60	Director, Senior Vice President and Secretary, TMCC

John F. Stillo	55	Group Vice President and Chief Financial Officer, TMCC; Group Vice President and Chief Financial Officer, TFSA

Thomas A. Kiel	41	Vice President and Chief Accounting Officer, TMCC

Hideto Ozaki	62	Director, TMCC; Chairman of the Board of Directors and Chief Executive Officer, TFSA; Director, President and Chief Executive Officer, TFSC

Yukitoshi Funo	61	Director, TMCC; Chairman of the Board of Directors and Chief Executive Officer, TMS; Senior Managing Director, TMC Board of Directors

James E. Lentz III	52	Director, TMCC; Director and President, TMS

Takeshi Suzuki	60	Director, TMCC; Director, TFSC; Senior Managing Director, TMC Board of Directors

Eiji Hirano	57	Director, TMCC; Director and Executive Vice President, TFSC

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

Mr. Yajima was named Director, Executive Vice President, and Treasurer of TMCC in January 2008 and Director, Executive Vice President, and Treasurer of TFSA in January 2008.  From January 2005 to December 2007, Mr. Yajima served as Senior Vice President for Sales Finance Group of Toyota Financial Service Corporation. From January 2004 to December 2004, Mr. Yajima was General Manager for the General Affairs & Human Resources Department of Toyota Finance Corporation.  Mr. Yajima has been employed with TMC, in various positions worldwide, since 1980.

Mr. Pelliccioni was named Director, Senior Vice President – Sales, Marketing and Operations and Secretary of TMCC in January, 2007.  From January 2002 to January 2007 Mr. Pelliccioni was Director, Group Vice President – Sales, Marketing and Operations and Secretary of TMCC.  From August 2001 to January 2002, Mr. Pelliccioni was Vice President – Sales, Marketing and Operations of TMCC.  From May 1999 to August 2001, Mr. Pelliccioni was Vice President – Field Operations of TMCC.  Mr. Pelliccioni has been employed with TMCC and TMS, in various positions, since 1988.

Mr. Stillo was named Group Vice President and Chief Financial Officer of TMCC in December 2006.  From April 2004 to December 2006, Mr. Stillo was Vice President and Chief Financial Officer of TMCC.  Mr. Stillo was named Group Vice President and Chief Financial Officer of TFSA in January 2007.  From April 2004 to December 2006, Mr. Stillo was Vice President and Chief Financial Officer of TFSA.  From June 2000 to January 2001, Mr. Stillo was Executive Vice President, Investments and Capital Planning at Associates First Capital Corporation.

Mr. Kiel joined TMCC as Chief Accounting Officer in 2004, and was promoted to Vice President and Chief Accounting Officer in December 2006.  Prior to joining TMCC, Mr. Kiel served as Senior Vice President – Line of Business Risk Finance Executive at Bank of America Corporation from March 2004 to October 2004, and previously served at Bank of America Corporation as Senior Vice President – Corporate Analysis and Reporting from December 2002 to March 2004, Senior Vice President – Accounting Policy from July 2002 to December 2002, and Vice President – Accounting Policy from April 2000 to June 2002.

Mr. Ozaki was named Director of TMCC in October 2000 and Director, President and Chief Executive Officer of TFSC in July 2000.  Mr. Ozaki was named Chairman of the Board of Directors and Chief Executive Officer of TFSA in April 2004.  From August 2000 to March 2004, he served as Director and President of TFSA.  Mr. Ozaki has been employed with TFSC and TMC, in various positions, since 1968.

Mr. Funo was named Director of TMCC and Chief Executive Officer and Chairman of the Board of Directors of TMS in June 2003.  Mr. Funo was named Senior Managing Director of TMC in 2004.  In 2000, Mr. Funo was named a Director of TMC, a title that was changed to Managing Officer in 2003.  In that role he continued to supervise Toyota’s operations for the Americas and was named Chief Officer, The Americas Operations in June 2007.  In 2001, his duties were expanded to include overseeing government and industrial affairs.  Mr. Funo has been employed with TMC, in various positions worldwide, since 1970.

Mr. Lentz was named President of TMS in November 2007.  Mr. Lentz is currently a Director of TMCC and TMS and prior to his promotion to President, he served as Executive Vice President of TMS from July 2006 to November 2007.  Prior to this, he held the position of Group Vice President of Marketing -

Toyota Division.  From 2002 to 2005, Mr. Lentz was the Group Vice President and General Manager of Toyota Division. In addition, from 2001 to 2002 Mr. Lentz was the Vice President of Scion.  From 2000 to 2001, Mr. Lentz was the Vice President and General Manager of the Los Angeles Region.  Mr. Lentz has been employed with TMS, in various positions, since 1982.

Mr. Suzuki was named Director of TMCC in June 2005.  From June 2001 to June 2005, he served as Director of TFSA.  Mr. Suzuki was named Senior Managing Director of TMC in June 2004.  In 2000, he was named a Director of TFSC as well as a Director of TMC, a title that was changed to Managing Officer in 2003.  Mr. Suzuki has been employed with TMC, in various positions, since 1970.

Mr. Hirano was named as a Director of TFSC and Executive Vice President in June 2006.  He was named as a Director of TMCC in September 2007.  From June 2002 to June 2006 he served as Assistant Governor at Bank of Japan.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, our principal accounting firm (dollars in thousands).

	Years ended March 31,
	2008	2007
Audit fees	$3,628	$3,616
Tax fees	580	690
All other fees	331	43
Total fees	$4,539	$4,349

Audit fees billed for fiscal 2008 and 2007 include the audits of our consolidated financial statements included in our Annual Reports on Form 10-K, reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q, providing comfort letters and consents in connection with our funding transactions, and assistance with interpretation of various accounting standards.

Tax fees billed in fiscal 2008 and fiscal 2007 primarily include tax reporting software, tax planning services, assistance in connection with tax audits, and a tax compliance system license.

Other fees billed in fiscal 2008 and 2007 include industry research and translation services performed in connection with our funding transactions.

We were not billed for any audit-related fees in either fiscal 2008 or fiscal 2007.

Auditor Fees Pre-approval Policy

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by our independent auditor.  The policy requires that all services provided to us by PricewaterhouseCoopers LLP, our independent auditor, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee.  All the services provided in fiscal 2008 and 2007 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Form 10-K on pages 61 through 101.

(b)Exhibits

See Exhibit Index on page 109.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 6th day of June 2008.

TOYOTA MOTOR CREDIT CORPORATION

                                        By    /s/ George E. Borst
                                          George E. Borst
                                                   President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 6th day of June 2008.

Signature	Title
/s/ George E. Borst George E. Borst	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ Ichiro Yajima Ichiro Yajima	Executive Vice President and Treasurer and Director
/s/ John F. Stillo John F. Stillo	Group Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Thomas A. Kiel Thomas A. Kiel	Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ David Pelliccioni David Pelliccioni	Director
/s/ Yukitoshi Funo Yukitoshi Funo	Director
/s/ James Lentz James Lentz	Director

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(3)

4.1	Issuing and Paying Agency Agreement dated August 1, 1990 between TMCC and Bankers Trust Company	(4)

4.2(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(5)

4.2(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(6)

_______________________

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Registration Statement on Form S-1, File No. 33-22440.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.2 filed with our Report on Form 10-K for the year ended September 30, 1990, Commission File number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File No. 33-52359.
(6)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

4.2(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(7)

4.3	Agency Agreement, dated September 28, 2007, among Toyota Motor Finance (Netherlands), B.V., Toyota Credit Canada Inc., Toyota Finance Australia and TMCC, The Bank of New York and The Bank of New York (Luxembourg) S.A.	(8)

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
_______________________

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
10.9
364 Day Credit Agreement, dated as of March 26, 2008, among Toyota Motor Credit Corporation, Toyota Credit de Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Kreditbank GMBH and Toyota Leasing GMBH, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Agent and Swing Line Lender, each lender from time to time party thereto, Citigroup Global Markets Inc and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A., as Syndication Agent and Swing Line Lender, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas and JPMorgan Chase Bank, N.A., as Documentation Agents.
		(18)

________________________

(11)	Incorporated herein by reference to Exhibit 10.9 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(12)	Incorporated herein by reference to Exhibit 10.10 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.11 filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.12 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.13(a), respectively, filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Report on Form 10-K for the year ended March 31, 2005, Commission File No. 1-9961.
(17)	Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1, Commission File No. 33-22440.
(18)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated April 1, 2008.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith