Form 10-K/A
period 2008-03-31
TOYOTA MOTOR CREDIT CORP
filed 2008-07-21
CIK 834071

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
Yes   ☒   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents incorporated by reference:          None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K/A with the reduced disclosure format.

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend the Toyota Motor Credit Corporation (“TMCC”) Annual Report on Form 10-K for the fiscal year ended March 31, 2008 in order to reflect the restatement of our consolidated financial statements and amendments to related disclosures as of March 31, 2008 and 2007 and for the fiscal years ended March 31, 2008, 2007 and 2006.  We are also amending as part of this Form 10-K/A certain financial and other quarterly information previously issued in our quarterly reports on Form 10-Q; accordingly, Form 10-Q/As for the above quarterly periods will not be filed.

The restatement arose from management’s determination that TMCC had made an error related to non-cash items resulting in certain debt transactions denominated in foreign currencies not being recorded properly.  We identified the error subsequent to the filing on June 6, 2008 of our Form 10-K for the fiscal year ended March 31, 2008 during the process of implementing a new debt and derivative accounting system in an attempt to remedy an internal control deficiency we had previously identified.

We fund our operating activities using many different types of notes payable including ones denominated in foreign currencies.  At the time of funding and note issuance, we enter into a derivative transaction to hedge the interest rate and foreign currency exposure in the note payable.  In certain instances, market values of the debt were incorrectly recorded resulting in an understatement of debt and interest expense.  The error was not a result of misapplication of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS 133”) but instead was clerical in nature relating to certain manual processes.  The cumulative effect of this error was to understate Debt and Interest Expense in each quarter beginning in the fiscal year ended March 31, 2005 when we began entering into these types of transactions.  The impact of the error relating to fiscal year ended March 31, 2005 was considered inconsequential and as such the correction of this error has been recorded in the fiscal year ended March 31, 2006.  Therefore, our financial statements for the fiscal year ended March 31, 2005 have not been restated.

The restatement also includes the impact of certain other errors relating to the accounting for debt and derivative transactions.  These errors, which were previously determined to be not material to any previously issued financial statements, had been identified and corrected on a cumulative basis during the fiscal years ended March 31, 2008, 2007 and 2006.  As part of the restatement of our consolidated financial statements, we have reversed these cumulative adjustments and have instead recorded the correction of these errors in the periods to which the errors relate.

Footnotes 1 and 19 to the Consolidated Financial Statements included herein also contain information regarding the nature and impact of the Restatement.

The following items have been amended in this Form 10K/A as a result of the restatement:

•	Part I – Item 1 – Business
•	Part I – Item 1A – Risk Factors
•	Part II – Item 6 – Selected Financial Data
•	Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II – Item 7A – Quantitative and Qualitative Disclosures About Market Risk
•	Part II – Item 8 – Financial Statements and Supplementary Data
•	Part II – Item 9A – Controls and Procedures; and
•	Part IV– Item15 – Exhibits, Financial Statement Schedules and Reports on Form 8-K

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-K/A
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

We support growth in earning assets through funding obtained in the capital markets as well as funds provided by operating activities.  Refer to the “Liquidity and Capital Resources” section of Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) for a detailed discussion of our funding activities.  A more detailed description of the products and services offered by us is contained within this Business section.  Refer to Note 18 – Segment Information of the Notes to Consolidated Financial Statements for financial information including assets, revenues, and net income generated by these segments.

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

TMCC and TMS are parties to a Shared Services Agreement which cover certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided by each entity to the other.  TMCC and TMS are also parties to an Amended and Restated Repurchase Agreement, which provides that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC is also a party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  TMCC and Toyota Financial Savings Bank (“TFSB”), a Nevada thrift company owned by TFSA, are parties to a Master Shared Services Agreement under which TMCC and TFSB provide certain services to the other.  See Note 17 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

Employees of TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and TMCC’s insurance subsidiaries are generally eligible to participate in the TMS pension plan, the Toyota Savings Plan sponsored by TMS, and various health and life and other post-retirement benefits sponsored by TMS, as discussed further in Note 14 – Pension and Other Benefit Plans of the Notes to Consolidated Financial Statements.

Credit support agreements exist between us and TFSC and between TFSC and TMC.  These agreements are further discussed in the “Liquidity and Capital Resources” section of the MD&A and Note 17 – Related Party Transactions of the Notes to Consolidated Financial Statements.

TMIS provides administrative services to TMS which are discussed in Note 17 – Related Party Transactions of the Notes to Consolidated Financial Statements.  In addition, TMIS provides various levels and types of insurance coverage to TMS, including the warranty coverage for TMS’ certified pre-owned vehicle program.  TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.

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

Sales of Toyota and Lexus Vehicles

Our business is substantially dependent upon the sale of Toyota and Lexus vehicles and our ability to offer competitive financing and insurance products in the U.S.  TMS is the primary distributor of Toyota and Lexus vehicles in the U.S.  TMS also sponsors special rate retail financing and lease (“subvention”) programs offered by us in the U.S. on certain new and used Toyota and Lexus vehicles. The level of subvention varies based on TMS’ marketing strategies, economic conditions, and volume of vehicle sales.  Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, changes in the level of TMS sponsored subvention programs, increased competition, or changes in pricing of imported units due to currency fluctuations or other events could impact the level of our finance and insurance operations.  To date, the level of sales of Toyota and Lexus vehicles has not restricted our operations.  Refer to Item 1., “Business – Relationships with Affiliates” and Note 17 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information regarding our relationship with TMS.

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

Factors Affecting Earnings

Our earnings are affected by a variety of factors, including changes in the overall market for retail financing, leasing or dealer financing, changes in the level of sales of Toyota and Lexus vehicles in the U.S., rates of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rates of default by our customers, changes in the U.S. and international funding markets, the used vehicle market, levels of operating and administrative expenses, including, but not limited to, personnel costs and technology costs, general economic conditions in the U.S., and other factors.   A downturn in economic conditions in the U.S. resulting in increased unemployment rates and slow job growth, increased consumer and commercial bankruptcy filings, or other factors that negatively impact household incomes could decrease demand for our financing products and increase delinquency and loss.  In addition, because our credit exposures are generally collateralized, the severity of losses is particularly sensitive to a decline in used vehicle prices.  Further, a significant and sustained increase in fuel prices could decrease new and used vehicle purchases, thereby reducing the demand for automotive retail and wholesale financing. Refer to “Competition” and “Regulatory Environment” in Item 1., “Business” for discussion regarding our exposure to risk of loss resulting from the competitive and regulatory environments.  Refer to the MD&A for discussion of our exposure to credit risk and residual value risk.  Refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our exposure to market risk. Refer to Item 9A., "Controls and Procedures" for a discussion regarding how our internal control over financial reporting may affect our reported earnings.

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

Insurance Reserves

Our insurance subsidiary is subject to the risk of loss if our reserves for unearned premium and service revenues on unexpired policies and agreements in force are not sufficient.  The risk associated with using historical loss experience as a basis for establishing earnings factors used to recognize revenue over the term of the contract or policy is that the timing of revenue recognition will materially vary from the actual loss development.  Our insurance subsidiary is also subject to the risk of loss if our reserves for reported losses, losses incurred but not reported, and loss adjustment expenses are not sufficient.  The risk associated with the projection of future loss payments is the assumption that historical loss development patterns will reasonably predict loss development patterns on existing agreements in force. Our management mitigates the risks associated with the use of such estimates by using credentialed actuaries to evaluate the adequacy of our reserves, by periodically reviewing the methods used for making such estimates, and by having experienced claims personnel actively manage the claim settlement process.  Because the reserve establishment process is an estimate, actual losses may vary from amounts established in earlier periods.  Refer to Note 3 – Summary of Accounting Policies of the Notes to Consolidated Financial Statements for further description of the reserve setting process.

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

ITEM 6.   SELECTED FINANCIAL DATA

	Fiscal Years Ended March 31,

	2008	2007	2006	2005	2004
			(Dollars in Millions)
	(Restated)	(Restated)	(Restated)
INCOME STATEMENT DATA
Financing revenues:
Operating lease	$4,433	$3,624	$2,726	$2,141	$2,049
Retail financing[1]	3,112	2,539	2,053	1,675	1,575
Dealer financing	647	547	402	270	198
Total financing revenues	8,192	6,710	5,181	4,086	3,822

Depreciation on operating leases	3,299	2,673	2,027	1,579	1,561
Interest expense	4,106	2,662	1,561	670	578
Net financing revenues	787	1,375	1,593	1,837	1,683

Insurance earned premiums and contract revenues	385	334	288	251	212
Investment and other income	301	252	116	139	196
Net financing revenues and other revenues	1,473	1,961	1,997	2,227	2,091

Provision for credit losses	809	410	305	230	351
Expenses:
Operating and administrative	841	758	712	650	583
Insurance losses and loss adjustment expenses	158	126	115	104	98
Total provision for credit losses and expenses	1,808	1,294	1,132	984	1,032
(Loss) income before (benefit) provision for income taxes	(335)	667	865	1,243	1,059
(Benefit) provision for income taxes	(139)	233	321	481	418
Net (loss) income	($196)	$434	$544	$762	$641
1 Includes direct finance lease revenues.

Refer to Notes 1 and 19 to the Consolidated Financial Statements for further detail information related to the restated financial statements.

	As of March 31,
	2008	2007	2006	2005	2004
	(Dollars in millions)
	(Restated)	(Restated)	(Restated)
BALANCE SHEET DATA

Finance receivables, net	$55,481	$47,862	$42,022	$37,608	$32,318
Investments in operating leases, net	18,656	16,493	12,869	9,341	7,609
Total assets	80,420	69,380	58,261	50,676	44,634
Debt	68,266	58,596	48,767	41,757	36,854
Capital stock	915	915	915	915	915
Retained earnings[1]	3,892	4,064	3,784	3,283	2,604
Total shareholder's equity	4,807	5,031	4,759	4,244	3,563

[1] Our Board of Directors declared and paid cash dividends of $130 million and $115 million to TFSA during fiscal 2007 and fiscal 2006, respectively.  No dividends were declared or paid in any other period presented.

	As of/for the Years Ended March 31,

	2008	2007	2006	2005	2004
	(Restated)	(Restated)	(Restated)
KEY FINANCIAL DATA

Ratio of earnings to fixed charges	(A)	1.25	1.55	2.84	2.81
Debt to equity	14.20	11.65	10.25	9.84	10.34
Return on assets	(0.26%)	0.68%	1.00%	1.60%	1.53%
Allowance for credit losses as a percentage of gross earning assets	0.97%	0.85%	0.96%	1.06%	1.29%
Net charge-offs as a percentage of average gross earning assets	0.91%	0.64%	0.54%	0.56%	0.74%
Over-60 day delinquencies as a percentage of gross earning assets	0.59%	0.46%	0.43%	0.28%	0.34%

(A) Due to our loss in fiscal year 2008, the ratio coverage was less than one to one. We must generate additional earnings of $335 million to achieve a coverage of one to one.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

As discussed in Notes 1 and 19 to the Consolidated Financial Statements, we are restating our consolidated financial statements for the fiscal years ended March 31, 2008, 2007 and 2006 and the quarters in fiscal years ended March 31, 2008 and 2007.  We are also amending as part of this Form 10-K/A certain financial and other quarterly information previously issued in our quarterly reports on Form 10-Q; accordingly, Form 10-Q/As for the above quarterly periods will not be filed.

The restatement arose from management’s determination that TMCC had made an error related to non-cash items resulting in certain debt transactions denominated in foreign currencies not being recorded properly.  We identified the error subsequent to the filing on June 6, 2008 of our Form 10-K for the fiscal year ended March 31, 2008 during the process of implementing a new debt and derivative accounting system in an attempt to remedy an internal control deficiency we had previously identified.

We fund our operating activities using many different types of notes payable including ones denominated in foreign currencies.  At the time of funding and note issuance, we enter into a derivative transaction to hedge the interest rate and foreign currency exposure in the note payable.  In certain instances, market values of the debt were incorrectly recorded resulting in an understatement of debt and interest expense.  The error was not a result of misapplication of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS 133”) but instead was clerical in nature relating to certain manual processes.  The cumulative effect of this error was to understate Debt and Interest Expense in each quarter beginning in the fiscal year ended March 31, 2005 when we began entering into these types of transactions.  The impact of the error relating to fiscal year ended March 31, 2005 was considered inconsequential and as such the correction of this error has been recorded in the fiscal year ended March 31, 2006.  Therefore, the financial statements for the fiscal year ended March 31, 2005 have not been restated.

The restatement also includes the impact of certain other errors relating to the accounting for debt and derivative transactions.  These errors, which were previously determined to be not material to any previously issued financial statements, had been identified and corrected on a cumulative basis during the fiscal years ended March 31, 2008, 2007 and 2006.  As part of our restatement of our consolidated financial statements, we have reversed these cumulative adjustments and have instead recorded the correction of these errors in the periods to which the errors relate.

The following tables set forth the effects of the restatement adjustments on affected line items within our previously reported Consolidated Balance Sheet as of March 31, 2008 and 2007, and Consolidated Statements of Income, Shareholder’s Equity and Statement of Cash Flows for the fiscal years ended March 31, 2008, 2007 and 2006.

CONSOLIDATED BALANCE SHEET (dollars in millions)

	March 31, 2008		March 31, 2007
	As Previously reported	Restated	As Previously reported	Restated
ASSETS
Other assets	$3,600	$3,599	$2,219	$2,231
Total assets	$80,421	$80,420	$69,368	$69,380

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$68,066	$68,266	$58,529	$58,596
Deferred income taxes	$3,216	$3,138	$3,153	$3,132
Total liabilities	$75,491	$75,613	$64,303	$64,349
Retained earnings	$4,015	$3,892	$4,098	$4,064
Total shareholder's equity	$4,930	$4,807	$5,065	$5,031
Total liabilities and shareholder's equity	$80,421	$80,420	$69,368	$69,380

CONSOLIDATED STATEMENT OF INCOME (dollars in millions)

	Fiscal Years Ended March 31,
	2008		2007	2006
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Interest expense	$3,960	$4,106	$2,666	$2,662	$1,502	$1,561
Net financing revenues	$933	$787	$1,371	$1,375	$1,652	$1,593
Net financing revenues and other revenues	$1,619	$1,473	$1,957	$1,961	$2,056	$1,997
(Loss) income before (benefit) provision for income taxes	($189)	($335)	$663	$667	$924	$865
(Benefit) provision for income taxes	($82)	($139)	$231	$233	$344	$321
Net (loss) income	($107)	($196)	$432	$434	$580	$544

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (dollars in millions)

	As Previously Reported	Adjustment	Restated
Net income for the year ended March 31, 2006	$580	($36)	$544
Total comprehensive income	$594	($36)	$558
BALANCE AT MARCH 31, 2006	$4,795	($36)	$4,759

Net income for the year ended March 31, 2007	$432	$2	$434
Total comprehensive income	$424	$2	$426
BALANCE AT MARCH 31, 2007	$5,065	($34)	$5,031

Net loss for the year ended March 31, 2008	($107)	($89)	($196)
Total comprehensive loss	($159)	($89)	($248)
BALANCE AT MARCH 31, 2008	$4,930	($123)	$4,807

CONSOLIDATED STATEMENT OF CASH FLOWS (dollars in millions)

	Fiscal Years Ended March 31,
	2008		2007		2006
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Cash flows from operating activities:
Net (loss) income	($107)	($196)	$432	$434	$580	$544
Non-cash impact of hedging activities	$774	$907	$111	$119	($185)	($126)
(Increase) decrease in other assets	($378)	($365)	($341)	($353)	$132	$132
Increase (decrease) in deferred income taxes	$94	$37	$730	$732	($165)	($188)
Increase in other liabilities	$687	$687	$279	$279	$203	$203
Net cash provided by operating activities	$6,234	$6,234	$4,171	$4,171	$2,151	$2,151

Cash flows from financing activities:
Proceeds from issuance of debt	$21,914	$21,914	$16,286	$16,286	$13,328	$13,328
Payments on debt	($15,159)	($15,159)	($9,882)	($9,882)	($6,601)	($6,601)
Net cash provided by financing activities	$7,851	$7,851	$8,898	$8,898	$8,277	$8,277

The following tables set forth the effects of the restatement adjustments on affected line items within our previously reported Consolidated Balance Sheet for the fiscal 2008 and 2007 quarters ended December 31, September 30, and June 30.  The following tables also set forth the effects of the restatement adjustments on affected line items within our previously reported Consolidated Statements of Income for the fiscal 2008 and 2007 quarters ended March 31, December 31, September 30, and June 30.  Because the errors corrected in this restatement were non-cash in nature, they had no impact on our net cash provided by operating activities in the consolidated statement of cash flows.

CONDENSED CONSOLIDATED BALANCE SHEET (dollars in millions)

FISCAL 2008
	December 31, 2007			September 30, 2007			June 30, 2007
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Other assets	$3,913	$7	$3,920	$3,730	$6	$3,736	$2,393	$4	$2,397
Total assets	$80,358	$7	$80,365	$76,219	$6	$76,225	$72,593	$4	$72,597
Debt	$68,270	$135	$68,405	$64,385	$119	$64,504	$61,162	$112	$61,274
Deferred income taxes	$3,298	($50)	$3,248	$3,262	($41)	$3,221	$3,273	($40)	$3,233
Other liabilities	$3,607	$-	$3,607	$3,268	($8)	$3,260	$2,878	($4)	$2,874
Total liabilities	$75,175	$85	$75,260	$70,915	$70	$70,985	$67,313	$68	$67,381
Retained earnings	$4,240	($78)	$4,162	$4,320	($64)	$4,256	$4,302	($64)	$4,238
Total shareholder's equity	$5,183	($78)	$5,105	$5,304	($64)	$5,240	$5,280	($64)	$5,216
Total liabilities and shareholder's equity	$80,358	$7	$80,365	$76,219	$6	$76,225	$72,593	$4	$72,597

FISCAL 2007
	December 31, 2006			September 30, 2006			June 30, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Other assets	$1,939	$3	$1,942	$1,757	$2	$1,759	$2,210	$1	$2,211
Total assets	$66,862	$3	$66,865	$64,060	$2	$64,062	$61,764	$1	$61,765
Debt	$56,347	$58	$56,405	$53,702	$53	$53,755	$51,560	$44	$51,604
Deferred income taxes	$2,974	($22)	$2,952	$2,901	($20)	$2,881	$2,892	($17)	$2,875
Total liabilities	$61,833	$36	$61,869	$59,083	$33	$59,116	$56,806	$27	$56,833
Retained earnings	$4,035	($33)	$4,002	$4,001	($31)	$3,970	$3,989	($26)	$3,963
Total shareholder's equity	$5,029	($33)	$4,996	$4,977	($31)	$4,946	$4,958	($26)	$4,932
Total liabilities and shareholder's equity	$66,862	$3	$66,865	$64,060	$2	$64,062	$61,764	$1	$61,765

CONDENSED CONSOLIDATED INCOME STATEMENTS (dollars in millions)

FISCAL 2008

	Three months ended March 31, 2008			Three months ended December 31, 2007			Three months ended September 30, 2007			Three months ended June 30, 2007
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Interest expense	$1,265	$73	$1,338	$1,082	$23	$1,105	$989	$1	$990	$624	$49	$673
Net financing revenues	($2)	($73)	($75)	$182	($23)	$159	$223	($1)	$222	$530	($49)	$481
Net financing revenues and other revenues	$165	($73)	$92	$405	($23)	$382	$381	($1)	$380	$668	($49)	$619
(Loss) income before (benefit) provision for income taxes	($366)	($73)	($439)	($139)	($23)	($162)	($15)	($1)	($16)	$331	($49)	$282
(Benefit) provision for income taxes	($141)	($28)	($169)	($59)	($9)	($68)	($9)	($1)	($10)	$127	($19)	$108
Net (loss) income	($225)	($45)	($270)	($80)	($14)	($94)	($6)	$-	($6)	$204	($30)	$174

FISCAL 2007

	Three months ended March 31, 2007			Three months ended December 31, 2006			Three months ended September 30, 2006			Three months ended June 30, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Interest expense	$742	$-[1]	$742	$664	$4	$668	$760	$8	$768	$500	($16)	$484
Net financing revenues	$348	$-	$348	$384	($4)	$380	$222	($8)	$214	$417	$16	$433
Net financing revenues and other revenues	$559	$-	$559	$519	($4)	$515	$363	($8)	$355	$516	$16	$532
Income before provision for income taxes	$163	$-	$163	$198	($4)	$194	$57	($8)	$49	$245	$16	$261
Provision for income taxes	$65	$1	$66	$75	($2)	$73	$15	($3)	$12	$76	$6	$82
Net income	$98	($1)	$97	$123	($2)	$121	$42	($5)	$37	$169	$10	$179

1 In the three months ended March 31, 2007, the impact of the debt market value adjustment was completely offset by a $10 million reduction of interest expense to correct previously identified and recorded cumulative adjustments as described in Note 1 – Restated Financial Results.

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

Fiscal 2008 Operating Summary

Our consolidated net loss was $196 million during fiscal 2008 compared to our consolidated net income of $434 million during fiscal 2007. Our results in fiscal 2008 were primarily affected by an increase in interest expense due to higher unrealized losses of $942 million on our derivatives used to manage interest rate risk.  Higher outstanding debt balances also contributed to the increase in interest expense albeit to a lesser extent.  Our results were further affected by the softening U.S. economy caused by the decline in home values, the deterioration in the credit markets, tougher lending standards and increased commodity prices.  The combination of these factors negatively impacted some of our customers’ ability to make their scheduled payments.  While these indicators were evident earlier in the year, the impact of consumer performance issues was much more pronounced in the second half of fiscal 2008.  Due to this change in the credit environment as well as the deterioration in used vehicle prices, we recorded higher charge-offs in the second half of fiscal 2008 and increased our allowance for credit losses.  These adverse developments were partially offset by the increase in our financing revenues.  In fiscal 2008 we had record financing volume of 1.4 million units on our retail and lease contracts and a record number of agreements issued on our insurance products of 1.5 million units.

Our financing operations reported a net loss of $318 million during fiscal 2008 compared to net income of $319 million during fiscal 2007.  Results were adversely impacted by higher interest expense due to unrealized losses on our derivatives and to a lesser extent, higher outstanding debt balances.  The net loss also resulted from a higher provision for credit losses resulting from the effect of the softening U.S. economy as discussed above.

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

Overall, our capital position decreased by $224 million bringing total equity to $4.8 billion at March 31, 2008.  Our debt-to-equity positions were 14.20 and 11.65 at March 31, 2008 and 2007, respectively.

FINANCING OPERATIONS

Results of Operations

Fiscal 2008 compared to Fiscal 2007

	Percentage change
	Fiscal 2008 versus Fiscal 2007	Fiscal 2007 versus Fiscal 2006
	(Restated)
Financing Revenues:
Operating lease	22%	33%
Retail financing[1]	23%	24%
Dealer financing	18%	36%
Total financing revenues	22%	30%

Depreciation on operating leases	23%	32%
Interest expense	54%	71%
Net financing revenues	(43%)	(14%)

1 Includes direct finance lease revenues.

Net financing revenues decreased 43 percent during fiscal 2008 compared to fiscal 2007.  Our net financing revenues were affected by the increase in interest expense due to higher unrealized losses on our derivatives used to manage interest rate risk and to a lesser extent, higher outstanding debt portfolio.  This was partially offset by the increase in finance receivables and higher portfolio yields on our finance receivables.  Refer to the “Interest Expense” section within this MD&A for further discussion regarding interest expense.  Our financing revenues were influenced as follows:

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

TAXES

Our effective tax rate was 42 percent and 35 percent during fiscal 2008 and fiscal 2007, respectively. We note that for fiscal 2008 TMCC had a pre-tax book loss resulting in a tax benefit for the year.  This tax benefit was further increased by federal and state hybrid vehicle tax credits.

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

Total operating and administrative expenses increased 11 percent during fiscal 2008 compared to fiscal 2007.  This increase was due to an increase in employee expenses incurred to support overall business growth.  In addition, operating expenses increased due to new technology development.  Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC.  Refer to Note 17 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

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

The following table summarizes the outstanding components of our funding sources (dollars in millions):

	March 31,
	2008	2007
	(Restated)
Commercial paper	$16,063	$14,954
Unsecured term debt[1]	52,203	43,642
Total debt	68,266	58,596
Off-balance sheet securitization	-	156
Total funding	$68,266	$58,752

[1] Includes carrying value adjustments of $3.0 billion and $1.2 billion at March 31, 2008 and 2007, respectively, as described in
Note 11 - Debt of the Notes to Consolidated Financial Statements.

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

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	March 31,
	2008	2007
		(Restated)
Derivative assets	$3,211	$1,529
Less: Collateral held[1]	1,656	291
Derivative assets, net of collateral	$1,555	$1,238

Derivative liabilities	$1,078	$97

[1] Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”.

The following table summarizes the composition of our derivatives portfolio (dollars in millions):
	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
March 31, 2008
Pay-float swaps[1]	$22,200	$23,240	$45,440	$3,892	($255)
Pay-fixed swaps	-	51,863	51,863	28	(1,532)
Interest rate caps	-	295	295	-	-
Counterparty netting	-	-	-	(709)	709
Total	$22,200	$75,398	$97,598	$3,211	($1,078)

March 31, 2007 (Restated)
Pay-float swaps[1]	$21,036	$14,537	$35,573	$1,417	($112)
Pay-fixed swaps	-	42,126	42,126	121	-
Interest rate caps	-	945	945	6	-
Counterparty netting	-	-	-	(15)	15
Total	$21,036	$57,608	$78,644	$1,529	($97)

1 Includes cross-currency interest rate swaps and currency basis swaps.

Interest Expense

The following table summarizes the components of interest expense (dollars in millions):

	Years ended March 31,
	2008	2007	2006
	(Restated)
Interest expense on debt	$3,000	$2,561	$1,792
Amortization of basis adjustments on debt	(32)	(72)	(128)
Unrealized loss (gain) from hedge accounting derivatives	33	(78)	(60)
Net interest realized on hedge accounting derivatives	246	278	112
Amortization of debt issue costs	63	57	43
Ineffectiveness related to hedge accounting derivatives	(4)	15	4
Interest expense excluding non-hedge accounting results	3,306	2,761	1,763
Net result from non-hedge accounting	800	(99)	(202)
Total interest expense	$4,106	$2,662	$1,561

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

 The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense (dollars in millions):

	Years ended March 31,
	2008	2007	2006
	(Restated)
Currency basis swaps unrealized (gain)/loss	($197)	($127)	$114
Foreign currency transaction loss/(gain)	174	127	(115)
Net interest realized on non-hedge accounting derivatives	(119)	(344)	(260)
Unrealized loss on non-hedge accounting derivatives
Interest rate swaps	930	242	51
Interest rate caps	12	3	7
Other	-	-	1
Net result from non-hedge accounting	$800	($99)	($202)

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

Refer to the “Derivative Instruments” section above for further discussion.

Fiscal 2007 Compared to Fiscal 2006

Our consolidated net income was $434 million and $544 million during fiscal 2007 and fiscal 2006, respectively.  Our results in fiscal 2007 were primarily affected by an increase in interest expense due to higher market interest rates, our higher outstanding debt portfolio, and the impact of our derivatives portfolio.  This was partially offset by the impact of an increase in financing volume to 1.3 million units on our retail and lease contracts and an increase in agreements issued on our insurance products to 1.4 million units which resulted in increased revenues.  We also realized a higher level of gains on our investment portfolio.

Our financing operations reported net income of $319 million and $488 million during fiscal 2007 and fiscal 2006, respectively.  The decrease in net income resulted from continued margin pressure due to the interest rate environment, and to a lesser extent, higher provisions for credit losses as a result of our growth in earning assets and our broader range of credit quality within the retail portfolio.

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

Overall, we increased our capital position by $272 million bringing total equity to $5.0 billion at March 31, 2007.  Our debt-to-equity positions were 11.65 and 10.25 at March 31, 2007 and 2006, respectively.

Following are the portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations previously included in our Form 10-Qs related to the quarterly periods in fiscal 2008 and 2007 that are impacted by the restatement.

QUARTER ENDED DECEMBER 31, 2007 and 2006

OPERATING SUMMARY

For the three and nine month periods ended December 31, 2007 and 2006

Our consolidated net loss was $94 million for the third quarter of fiscal 2008 compared to our consolidated net income of $121 million for the third quarter of fiscal 2007.  Our consolidated net income was $74 million for the first nine months of fiscal 2008 compared to $337 million for the first nine months of fiscal 2007.

Our financing operations reported net loss of $153 million for the third quarter of fiscal 2008 compared to our consolidated net income of $98 million for the third quarter of fiscal 2007.  Our financing operations reported net loss of $26 million for the first nine months of fiscal 2008 compared to net income of $274 million for the first nine months of fiscal 2007.

FINANCING OPERATIONS

Results of Operations

Fiscal 2008 compared to Fiscal 2007

	Percentage change fiscal 2008 versus fiscal 2007
	Three Months Ended December 31	Nine Months Ended December 31
	(Restated)
Operating lease	21%	23%
Direct finance lease	(39%)	(33%)
Retail financing	23%	27%
Dealer financing	22%	24%
Total financing revenues	21%	24%

Depreciation on operating leases	22%	24%
Interest expense	65%	44%
Net financing revenues	(58%)	(16%)

Net financing revenues decreased 58 percent and 16 percent during the third quarter and first nine months of fiscal 2008, respectively, compared to the same periods in fiscal 2007.  The decrease in our net financing revenues was impacted by the increase in total interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the outstanding components of our funding sources (dollars in millions):

	December 31, 2007	March 31, 2007
	(Restated)
Commercial paper	$20,5555	$14,954
Unsecured term debt[1]	47,8500	43,642
Total debt	68,4055	58,596
Off-balance sheet securitization	299	156
Total funding	$68,4344	$58,752

[1]	Includes carrying value adjustments of $2.1 billion and $1.2 billion at December 31 and March 31, 2007, respectively.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	December 31, 2007	March 31, 2007
	(Restated)
Derivative assets	$2,431	$1,529
Less: Collateral held[1]	908	291
Derivative assets, net of collateral	$1,523	$1,238

Derivative liabilities	$388	$97

[1]	Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in the “Counterparty Credit Risk” section below.

A summary of our net counterparty credit exposure by credit rating as of December 31, 2007 and March 31, 2007 (net of collateral held) is presented below (dollars in millions):

	December 31, 2007	March 31, 2007
	(Restated)
Credit Rating
AAA	$145	$226
AA	1,097	944
A	281	68
Total net counterparty credit exposure	$1,523	$1,238

The following table summarizes the composition of our derivatives portfolio (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
	(Restated)
December 31, 2007
Pay-float swaps [1]	$26,470	$14,703	$41,173	$2,551	($53)
Pay-fixed swaps	-	48,625	48,625	-	(455)
Interest rate caps	-	595	595	-	-
Counterparty netting	-	-	-	(120)	120
Total	$26,470	$63,923	$90,393	$2,431	($388)

March 31, 2007
Pay-float swaps [1]	$21,036	$14,537	$35,573	$1,417	($112)
Pay-fixed swaps	-	42,126	42,126	121	-
Interest rate caps	-	945	945	6	-
Counterparty netting	-	-	-	(15)	15
Total	$21,036	$57,608	$78,644	$1,529	($97)

December 31, 2006
Pay-float swaps [1]	$18,500	$15,018	$33,518	$1,546	($120)
Pay-fixed swaps	-	38,850	38,850	251	-
Interest rate caps	-	945	945	8	-
Counterparty netting	-	-	-	(15)	15
Total	$18,500	$54,813	$73,313	$1,790	($105)

1Includes cross-currency interest rate swaps and currency basis swaps.

INTEREST EXPENSE

The following table summarizes the components of interest expense for the three and nine months ended December 31, 2007 and 2006 (dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(Restated)
Interest expense on debt	$769	$669	$2,227	$1,849
Amortization of basis adjustments on debt	(7)	(17)	(27)	(54)
Net interest realized on hedge accounting derivatives	102	83	290	172
Amortization of debt issue costs	19	15	51	41
Ineffectiveness related to hedge accounting derivatives	(4)	(2)	(6)	8
Interest expense excluding non-hedge accounting results	879	748	2,535	2,016
Net result from non-hedge accounting	226	(80)	233	(96)
Total interest expense	$1,105	$668	$2,768	$1,920

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

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense for the three and nine months ended December 31, 2007 and 2006 (dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(Restated)
Currency basis swaps unrealized (gain)	($33)	($50)	($80)	($123)
Foreign currency transaction loss	18	49	78	122
Net interest realized on non-hedge accounting derivatives	(45)	(93)	(163)	(267)
Unrealized loss/(gain) on non-hedge accounting derivatives:
Interest rate swaps	293	12	385	172
Interest rate caps	(7)	2	13	-
Net result from non-hedge accounting	$226	($80)	$233	($96)

QUARTER ENDED SEPTEMBER 30, 2007 and 2006

OPERATING SUMMARY

For the three and six months ended September 30, 2007 and 2006

Our consolidated net loss was $6 million for the second quarter of fiscal 2008 compared to our consolidated net income of $37 million for the second quarter of fiscal 2007.  Our consolidated net income was $168 million for the first half of fiscal 2008 compared to $216 million for the first half of fiscal 2007.  Our net loss in the second quarter of fiscal 2008 was primarily affected by the increase in total interest expense.  This includes unrealized losses on our derivatives used to manage interest rate risk in our loan and lease portfolio.  In addition, total interest expense increased due to higher outstanding debt balances.  Earnings were negatively impacted by higher provision for credit losses and higher operating and administrative expenses.  Our net loss was partially offset by our higher portfolio yields on our finance receivables along with an overall increase in the finance receivables balance.

Our financing operations reported net loss of $32 million for the second quarter of fiscal 2008 compared to our consolidated net income of $4 million for the second quarter of fiscal 2007.  Our financing operations reported net income of $127 million for the first half of fiscal 2008 compared to $176 million for the first half of fiscal 2007.  The decrease in net income resulted from increased total interest expense due to unrealized losses on our derivatives and higher outstanding debt balances as discussed above.  The decrease in net income was also impacted by a higher provision for credit losses resulting from growth in earning assets and our broader range of credit quality within the retail portfolio.

FINANCING OPERATIONS

Results of Operations

Fiscal 2008 compared to Fiscal 2007

	Percentage change fiscal 2008 versus fiscal 2007
	Three Months Ended September 30	Six Months Ended September 30
	(Restated)
Operating lease	23%	24%
Direct finance lease	(30%)	(30%)
Retail financing	29%	29%
Dealer financing	24%	25%
Total financing revenues	24%	25%

Depreciation on operating leases	25%	26%
Interest expense	29%	33%
Net financing revenues	4%	9%

Net financing revenues increased 4 percent and 9 percent during the second quarter and first half of fiscal 2008, respectively, compared to the same periods in fiscal 2007.  The increase in our net financing revenues was primarily due to higher portfolio yields on our finance receivables along with an overall increase in the finance receivables balance.  This was partially offset by the increase in total interest expense.  This includes unrealized losses on our derivatives used to manage interest rate risk in our loan and lease portfolio.  In addition, total interest expense increased due to higher outstanding debt balances.

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

The following table summarizes the outstanding components of our funding sources (dollars in millions):

	September 30, 2007	March 31, 2007
	(Restated)
Commercial paper	$18,6588	$14,954
Unsecured term debt[1]	45,8466	43,642
Total debt	64,5044	58,596
Off-balance sheet securitization	488	156
Total funding	$64,5522	$58,752

[1]	Includes carrying value adjustments of $2.1 billion and $1.2 billion at September 30 and March 31, 2007.

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

DERIVATIVE INSTRUMENTS

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

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	September 30, 2007	March 31, 2007
	(Restated)
Derivative assets	$2,609	$1,529
Less: Collateral held[1]	806	291
Derivative assets, net of collateral	$1,803	$1,238

Derivative liabilities	$229	$97

[1]	Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in the “Counterparty Credit Risk” section below.

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

A summary of our net counterparty credit exposure by credit rating as of September 30, 2007 and March 31, 2007 (net of collateral held) is presented below (dollars in millions):

	September 30, 2007	March 31, 2007
	(Restated)
Credit Rating
AAA	$366	$226
AA	1,199	944
A	238	68
Total net counterparty credit exposure	$1,803	$1,238

The following table summarizes the composition of our derivatives portfolio (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
	(Restated)
September 30, 2007
Pay-float swaps [1]	$24,483	$14,138	$38,621	$2,419	($60)
Pay-fixed swaps	-	46,811	46,811	115	(95)
Interest rate caps	-	595	595	1	-
Counterparty netting	-	-	-	74	(74)
Total	$24,483	$61,544	$86,027	$2,609	($229)

March 31, 2007
Pay-float swaps [1]	$21,036	$14,537	$35,573	$1,417	($112)
Pay-fixed swaps	-	42,126	42,126	121	-
Interest rate caps	-	945	945	6	-
Counterparty netting	-	-	-	(15)	15
Total	$21,036	$57,608	$78,644	$1,529	($97)

September 30, 2006
Pay-float swaps [1]	$17,571	$15,082	$32,653	$1,230	($152)
Pay-fixed swaps	-	39,350	39,350	299	-
Interest rate caps	-	945	945	8	-
Counterparty netting	-	-	-	(11)	11
Total	$17,571	$55,377	$72,948	$1,526	($141)

1Includes cross-currency interest rate swaps and currency basis swaps.

INTEREST EXPENSE

The following table summarizes the components of interest expense for the three and six months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(Restated)

Interest expense on debt	$729	$628	$1,457	$1,180
Amortization of basis adjustments on debt	(6)	(19)	(20)	(37)
Net interest realized on hedge accounting derivatives	107	61	189	89
Amortization of debt issue costs	16	14	32	26
Ineffectiveness related to hedge accounting derivatives	5	3	(2)	10
Interest expense excluding non-hedge accounting results	851	687	1,656	1,268
Net result from non-hedge accounting	139	81	7	(16)
Total interest expense	$990	$768	$1,663	$1,252

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense for the three and six months ended September 30, 2007 and 2006 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(Restated)
Currency basis swaps unrealized (gain)/loss	($49)	$13	($47)	($73)
Foreign currency transaction loss/(gain)	57	(13)	60	73
Net interest realized on non-hedge accounting derivatives	(59)	(101)	(118)	(174)
Unrealized loss/(gain) on non-hedge accounting derivatives:
Interest rate swaps	182	180	92	160
Interest rate caps	8	2	20	(2)
Net result from non-hedge accounting	$139	$81	$7	($16)

QUARTER ENDED JUNE 30, 2007 and 2006

OPERATING SUMMARY

For the three months ended June 30, 2007 and 2006

Our consolidated net income was $174 million for the first quarter of fiscal 2008, compared to $179 million for the same period in fiscal 2007. Our results in fiscal 2008 were primarily affected by the increase in interest expense due to our higher outstanding debt portfolio and a higher average cost of debt. We also experienced a higher provision for credit losses and higher operating and administrative expenses.  This was partially offset by an increase in our financing revenues which were favorably impacted by increased finance receivables and higher portfolio yields on our finance receivables.

Our financing operations reported net income of $159 million for the first quarter of fiscal 2008, compared to $172 million for the same period in fiscal 2007. The decrease in net income resulted from the increase in interest expense discussed above and a higher provision for credit losses resulting from growth in earning assets and our broader range of credit quality within the retail portfolio. This was partially offset by the increase in our financing revenues due to higher finance receivables and higher portfolio yields on our finance receivables.

FINANCING OPERATIONS

Results of Operations

Fiscal 2008 compared to Fiscal 2007
Percentage change Fiscal 2008 versus 2007
(Restated)
Operating lease	26%
Direct finance lease	(30%)
Retail financing	29%
Dealer financing	26%
Total financing revenues	26%

Depreciation on operating leases	26%
Interest expense	39%
Net financing revenues	11%

Net financing revenues increased 11 percent during the first quarter of fiscal 2008 compared to the same period in fiscal 2007. Our net financing revenues were affected by increased finance receivables and higher portfolio yields on our finance receivables. This was partially offset by the increase in interest expense due to our higher outstanding debt portfolio and a higher average cost of debt.

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

The following table summarizes the outstanding components of our funding sources (dollars in millions):

	June 30, 2007	March 31, 2007
	(Restated)
Commercial paper	$15,1633	$14,954
Unsecured term debt[1]	46,1111	43,642
Total debt	61,2744	58,596
Off-balance sheet securitization	1022	156
Total funding	$61,3766	$58,752

[1]	Includes carrying value adjustments of $1.1 billion and $1.2 billion at June 30 and March 31, 2007, respectively.

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

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	June 30, 2007	March 31, 2007
	(Restated)
Derivative assets	$1,691	$1,529
Less: Collateral held[1]	336	291
Derivative assets, net of collateral	$1,355	$1,238

Derivative liabilities	$203	$97

[1]	Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in the “Counterparty Credit Risk” section below.

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

A summary of our net counterparty credit exposure by credit rating as of June 30, 2007 and March 31, 2007 (net of collateral held) is presented below (dollars in millions):

	June 30, 2007	March 31, 2007
	(Restated)
Credit Rating
AAA	$223	$226
AA	1,010	944
A	122	68
Total net counterparty credit exposure	$1,355	$1,238

The following table summarizes the composition of our derivatives portfolio (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
	(Restated)
June 30, 2007
Pay-float swaps [1]	$23,756	$14,264	$38,020	$1,323	($142)
Pay-fixed swaps	-	44,336	44,336	305	-
Interest rate caps	-	945	945	2	-
Counterparty netting	-	-	-	61	(61)
Total	$23,756	$59,545	$83,301	$1,691	($203)

March 31, 2007
Pay-float swaps [1]	$21,036	$14,537	$35,573	$1,417	($112)
Pay-fixed swaps	-	42,126	42,126	121	-
Interest rate caps	-	945	945	6	-
Counterparty netting	-	-	-	(15)	15
Total	$21,036	$57,608	$78,644	$1,529	($97)

June 30, 2006
Pay-float swaps [1]	$15,354	$15,526	$30,880	$1,045	($196)
Pay-fixed swaps	-	39,550	39,550	628	-
Interest rate caps	-	1,245	1,245	14	-
Counterparty netting	-	-	-	(20)	20
Total	$15,354	$56,321	$71,675	$1,667	($176)

1Includes cross-currency interest rate swaps and currency basis swaps.

INTEREST EXPENSE

The following table summarizes the components of interest expense for the three months ended June 30, 2007 and 2006 (dollars in millions):

	June 30, 2007	June 30, 2006
	(Restated)
Interest expense on debt	$729	$552
Amortization of basis adjustments on debt	(14)	(18)
Net interest realized on hedge accounting derivatives	80	28
Amortization of debt issue costs	16	12
Ineffectiveness related to hedge accounting derivatives	(7)	7
Interest expense excluding non-hedge accounting results	804	581
Net result from non-hedge accounting	(131)	(97)
Total interest expense	$673	$484

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense for the three months ended June 30, 2007 and 2006 (dollars in millions):

	June 30, 2007	June 30, 2006
	(Restated)
Currency basis swaps unrealized loss/(gain)	$2	($86)
Foreign currency transaction loss	4	86
Net interest realized on non-hedge accounting derivatives	(59)	(73)
Unrealized (gain)/loss on non-hedge accounting derivatives
Interest rate swaps	(90)	(20)
Interest rate caps	12	(4)
Net result from non-hedge accounting	($131)	($97)

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

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates.  TMCC receives an annual fee of $102,000 for guaranteeing such payments.  The nature, business purpose, and amounts of these guarantees are described in Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.  Other than the fee discussed above, there are no corresponding expenses or cash flows arising from our guarantees, nor are any amounts recorded as liabilities on our Consolidated Balance Sheet.

Lending Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are primarily used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility and competitive factors.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  While the majority of these credit facilities and financing arrangements are secured, approximately 2 percent of the lending commitments at March 31, 2008 are unsecured.  In addition to these lending commitments, we have also extended $9.2 billion and $8.1 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2008 and 2007, respectively.  We have also extended credit facilities to affiliates as described in Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a detailed description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2008, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2008 and 2007, no amounts have been recorded under these indemnifications.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  Aggregate contractual obligations and credit-related commitments in existence at March 31, 2008 are summarized as follows (dollars in millions):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Restated)
Debt[1]	$68,266	$33,259	$22,223	$6,278	$6,506
Lending commitments[2]	5,615	5,615	-	-	-
Premises occupied under lease	108	22	34	21	31
Purchase obligations[3]	54	37	16	1	-
Total	$74,043	$38,933	$22,273	$6,300	$6,537

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Form 10-K/A or incorporated by reference herein are “forward looking statements” within the meaning of the Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors”.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

NEW ACCOUNTING STANDARDS

Refer to Note 3 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We have identified the estimates below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these estimates on business operations are discussed throughout the MD&A where such estimates affect reported and expected financial results.  The evaluation of the factors used in determining each of our critical accounting estimates involves significant assumptions, complex analysis, and management judgment.  Changes in the evaluation of these factors may significantly impact the consolidated financial statements.  Different assumptions or changes in economic circumstances could result in additional changes to the determination of the allowance for credit losses, the determination of residual values, the valuation of our derivative instruments, and our results of operations and financial condition.  Our other significant accounting policies are discussed in Note 3 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Determination of the Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable losses on our earning assets resulting from the failure of customers or dealers to make required payments.  The level of credit losses is influenced primarily by two factors: frequency of occurrence and loss severity.  These and other factors are further discussed in the “Credit Risk” section of this MD&A.  For evaluation purposes, exposures to credit losses are segmented into the two primary categories of “consumer” and “dealer”.  Our consumer portfolio is further segmented into retail finance receivables and lease earning assets, both of which are characterized by smaller contract balances and homogenous populations.  Our dealer portfolio consists of loans related to dealer financing.  The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether reserves are considered adequate to cover probable losses.  For further discussion of the accounting treatment of our allowance for credit losses, refer to Note 3 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

Determination of Residual Values

The determination of residual values on our lease portfolio involves estimating end of term market values of leased vehicles and industrial equipment.  Establishing these estimates involves various assumptions, complex analysis, and significant judgment.  Actual losses incurred at lease termination could be significantly different from expected losses.  Substantially all of our residual value risk relates to our vehicle lease portfolio.  For further discussion of the accounting treatment of residual values on our lease earning assets, refer to Note 3 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

Derivative Instruments

We manage our exposure to market risks such as interest rate and foreign exchange risks with derivative instruments.  These instruments include interest rate swaps, currency swaps, and purchased interest rate caps.  Our use of derivatives is limited to the management of interest rate and foreign exchange risks.  For further discussion of the accounting treatment of our derivatives, refer to Note 3 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

A summary of the net counterparty credit exposure by credit rating as of March 31, 2008 and 2007 (net of collateral held) is presented below (dollars in millions):

	March 31,
	2008	2007
	(Restated)
Credit Rating
AAA	$191	$226
AA	922	944
A	442	68
Total net counterparty credit exposure	$1,555	$1,238

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

As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements as of March 31, 2008 and 2007 and for each of the three years in the period ended March 31, 2008.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
June 6, 2008, except for the effects of the
restatement described in Note 1 to the
Consolidated Financial Statements,
which are as of July 21, 2008

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	March 31,
	2008	2007
	(Restated)	(Restated)
ASSETS

Cash and cash equivalents	$736	$1,329
Investments in marketable securities	1,948	1,465
Finance receivables, net	55,481	47,862
Investments in operating leases, net	18,656	16,493
Other assets	3,599	2,231
Total assets	$80,420	$69,380

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$68,266	$58,596
Deferred income taxes	3,138	3,132
Other liabilities	4,209	2,621
Total liabilities	75,613	64,349

Commitments and contingencies (Note 16)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized; issued and outstanding 91,500 in 2008 and 2007)	915	915
Accumulated other comprehensive income	-	52
Retained earnings	3,892	4,064
Total shareholder's equity	4,807	5,031
Total liabilities and shareholder's equity	$80,420	$69,380

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)

	Fiscal Years Ended March 31,
	2008	2007	2006
	(Restated)	(Restated)	(Restated)
Financing revenues:
Operating lease	$4,433	$3,624	$2,726
Retail financing	3,112	2,539	2,053
Dealer financing	647	547	402
Total financing revenues	8,192	6,710	5,181

Depreciation on operating leases	3,299	2,673	2,027
Interest expense	4,106	2,662	1,561
Net financing revenues	787	1,375	1,593

Insurance earned premiums and contract revenues	385	334	288
Investment and other income	301	252	116
Net financing revenues and other revenues	1,473	1,961	1,997

Provision for credit losses	809	410	305
Expenses:
Operating and administrative	841	758	712
Insurance losses and loss adjustment expenses	158	126	115
Total provision for credit losses and expenses	1,808	1,294	1,132

(Loss) income before (benefit) provision for income taxes	(335)	667	865
(Benefit) provision for income taxes	(139)	233	321

Net (loss) income	($196)	$434	$544

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
(Dollars in millions)

	Capital Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE AT MARCH 31, 2005	$915	$46	$3,283	$4,244
Net income for the year ended March 31, 2006 (Restated)	-	-	544	544
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $9 million	-	18	-	18
Reclassification adjustment for net gain included in net income, net of tax provision of $2 million	-	(4)	-	(4)
Total comprehensive income (Restated)	-	14	544	558

Advances to TFSA	-	-	(24)	(24)
Reclassification to re-establish receivable due from TFSA	-	-	96	96
Dividends	-	-	(115)	(115)
BALANCE AT MARCH 31, 2006 (Restated)	$915	$60	$3,784	$4,759

Net income for the year ended March 31, 2007 (Restated)	-	-	434	434
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $4 million	-	10	-	10
Reclassification adjustment for net gain included in net income, net of tax provision of $10 million	-	(18)	-	(18)
Total comprehensive income (Restated)	-	(8)	434	426

Advances to TFSA	-	-	(24)	(24)
Dividends	-	-	(130)	(130)
BALANCE AT MARCH 31, 2007 (Restated)	$915	$52	$4,064	$5,031

Net loss for the year ended March 31, 2008 (Restated)	-	-	(196)	(196)
Net unrealized loss on available-for-sale marketable securities, net of tax benefit of $16 million	-	(27)	-	(27)
Reclassification adjustment for net gain included in net income, net of tax provision of $14 million	-	(25)	-	(25)
Total comprehensive loss (Restated)	-	(52)	(196)	(248)

Advances to TFSA	-	-	(3)	(3)
Reclassification to re-establish receivable due from TFSA (Note 17)	-	-	27	27
BALANCE AT MARCH 31, 2008 (Restated)	$915	$-	$3,892	$4,807

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

	Fiscal Years Ended
	2008	2007	2006
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net (loss) income	($196)	$434	$544
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash impact of hedging activities	907	119	(126)
Depreciation and amortization	3,957	3,263	2,484
Recognition of deferred income	(896)	(682)	(469)
Provision for credit losses	809	410	305
Gain from sale of marketable securities	(71)	(71)	(3)
(Increase) decrease in other assets	(365)	(353)	132
Increase (decrease) in amounts held under reciprocal collateral arrangements	1,365	40	(731)
Increase (decrease) in deferred income taxes	37	732	(188)
Increase in other liabilities	687	279	203
Net cash provided by operating activities	6,234	4,171	2,151

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,813)	(1,363)	(1,632)
Disposition of investments in marketable securities	1,313	1,114	1,408
Acquisition of finance receivables	(26,466)	(22,490)	(19,848)
Collection of finance receivables	20,081	17,521	15,314
Net change in wholesale receivables	(1,853)	(1,220)	(207)
Acquisition of investments in operating leases	(8,655)	(8,548)	(7,809)
Disposals of investments in operating leases	3,394	2,431	2,362
Net change in revolving notes from affiliates	(409)	-	-
Advances to affiliate	(270)	-	-
Net cash used in investing activities	(14,678)	(12,555)	(10,412)

Cash flows from financing activities:
Proceeds from issuance of debt	21,914	16,286	13,328
Payments on debt	(15,159)	(9,882)	(6,601)
Net change in commercial paper	965	2,648	1,689
Net advances from TFSA (Note 17)	131	(24)	(24)
Dividends paid	-	(130)	(115)
Net cash provided by financing activities	7,851	8,898	8,277

(Decrease) increase in cash and cash equivalents	(593)	514	16

Cash and cash equivalents at the beginning of the period	1,329	815	799
Cash and cash equivalents at the end of the period	$736	$1,329	$815

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results

We are restating our historical financial statements for the fiscal years ended March 31, 2008, 2007 and 2006 and the quarters in fiscal years ended March 31, 2008 and 2007 in this document.  The restatement arose from management’s determination that TMCC had made an error related to non-cash items resulting in certain debt transactions denominated in foreign currencies not being recorded properly.  We identified the error subsequent to the filing on June 6, 2008 of our Form 10-K for the fiscal year ended March 31, 2008 during the process of implementing a new debt and derivative accounting system in an attempt to remedy an internal control deficiency we had previously identified.

We fund our operating activities using many different types of notes payable including ones denominated in foreign currencies.  At the time of funding and note issuance, we enter into a derivative transaction to hedge the interest rate and foreign currency exposure in the note payable.  In certain instances, market values of the debt were incorrectly recorded resulting in an understatement of debt and interest expense.  The error was not a result of misapplication of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS 133”) but instead was clerical in nature relating to certain manual processes.  The cumulative effect of this error was to understate Debt and Interest Expense in each quarter beginning in the fiscal year ended March 31, 2005 when we began entering into these types of transactions.  The impact of the error relating to fiscal year ended March 31, 2005 was considered inconsequential and as such the correction of this error has been recorded in the fiscal year ended March 31, 2006.  Therefore, our financial statements for the fiscal year ended March 31, 2005 have not been restated. The effect of correcting this error was to increase net loss by $81 million for fiscal year ended March 31, 2008 and to decrease net income by $11 million and $32 million for the fiscal years ended March 31, 2007 and 2006, respectively.

The restatement also includes the impact of certain other errors relating to the accounting for debt and derivative transactions.  These errors, which were previously determined to be not material to any previously issued financial statements, had been identified and corrected on a cumulative basis during the fiscal years ended March 31, 2008, 2007, and 2006.  As part of the restatement of our consolidated financial statements, we have reversed these cumulative adjustments and have instead recorded the correction of these errors in the periods to which the errors relate.  The impact of reversing the previously recorded cumulative adjustments and recording the correction in periods to which they related increased our net loss by $8 million for the fiscal year ended March 31, 2008, increased our net income by $13 million for the fiscal year ended March 31, 2007, and decreased our net income by $4 million for the fiscal year ended March 31, 2006.

Refer to Note 19 – Quarterly Financial Data (Unaudited) for restated quarterly financial information. In addition, certain disclosures in the following notes have been restated consistent with the financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (continued)

The following tables set forth the effects of the restatement adjustments on affected line items within our previously reported Consolidated Balance Sheet as of March 31, 2008 and 2007, and Consolidated Statements of Income and of Shareholder’s Equity for the fiscal years ended March 31, 2008, 2007 and 2006.  Because the errors corrected in this restatement were non-cash in nature, they had no impact on net cash provided by operating activities in the consolidated statement of cash flows.

CONSOLIDATED BALANCE SHEET (dollars in millions)

	March 31, 2008		March 31, 2007
	As Previously reported	Restated	As Previously reported	Restated
ASSETS
Other assets	$3,600	$3,599	$2,219	$2,231
Total assets	$80,421	$80,420	$69,368	$69,380

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$68,066	$68,266	$58,529	$58,596
Deferred income taxes	$3,216	$3,138	$3,153	$3,132
Total liabilities	$75,491	$75,613	$64,303	$64,349
Retained earnings	$4,015	$3,892	$4,098	$4,064
Total shareholder's equity	$4,930	$4,807	$5,065	$5,031
Total liabilities and shareholder's equity	$80,421	$80,420	$69,368	$69,380

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (continued)

CONSOLIDATED STATEMENTS OF INCOME (dollars in millions)

	Fiscal Years Ended March 31,
	2008		2007	2006
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Interest expense	$3,960	$4,106	$2,666	$2,662	$1,502	$1,561
Net financing revenues	$933	$787	$1,371	$1,375	$1,652	$1,593
Net financing revenues and other revenues	$1,619	$1,473	$1,957	$1,961	$2,056	$1,997
(Loss) income before (benefit) provision for income taxes	($189)	($335)	$663	$667	$924	$865
(Benefit) provision for income taxes	($82)	($139)	$231	$233	$344	$321
Net (loss) income	($107)	($196)	$432	$434	$580	$544

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (continued)

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (dollars in millions)

	As Previously Reported	Adjustment	Restated
Net income for the year ended March 31, 2006	$580	($36)	$544
Total comprehensive income	$594	($36)	$558
BALANCE AT MARCH 31, 2006	$4,795	($36)	$4,759

Net income for the year ended March 31, 2007	$432	$2	$434
Total comprehensive income	$424	$2	$426
BALANCE AT MARCH 31, 2007	$5,065	($34)	$5,031

Net loss for the year ended March 31, 2008	($107)	($89)	($196)
Total comprehensive loss	($159)	($89)	($248)
BALANCE AT MARCH 31, 2008	$4,930	($123)	$4,807

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (dollars in millions)

	Fiscal Years Ended March 31
	2008		2007		2006
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Cash flows from operating activities:
Net (loss) income	($107)	($196)	$432	$434	$580	$544
Non-cash impact of hedging activities	$774	$907	$111	$119	($185)	($126)
(I (Increase) decrease in other assets	($378)	($365)	($341)	($353)	$132	$132
Increase (decrease) in deferred income taxes	$94	$37	$730	$732	($165)	($188)
Increase in other liabilities	$687	$687	$279	$279	$203	$203
Net cash provided by operating activities	$6,234	$6,234	$4,171	$4,171	$2,151	$2,151

Cash flows from financing activities:
Proceeds from issuance of debt	$21,914	$21,914	$16,286	$16,286	$13,328	$13,328
Payments on debt	($15,159)	($15,159)	($9,882)	($9,882)	($6,601)	($6,601)
Net cash provided by financing activities	$7,851	$7,851	$8,898	$8,898	$8,277	$8,277

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position.  FIN 48 was effective for TMCC as of April 1, 2007.  The adoption of FIN 48 did not have a material impact on our consolidated financial statements.  For additional information on income taxes, refer to Note 15 – Income Taxes.

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

Note 5 – Finance Receivables, Net

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

[1] Includes direct finance lease receivables. Excludes $124 million of estimated unguaranteed residual values related to direct finance leases.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Interest Expense and Derivatives and Hedging Activities

The following table summarizes the components of interest expense (dollars in millions):

	Years ended March 31,
	2008	2007	2006
	(Restated)
Interest expense on debt	$3,000	$2,561	$1,792
Amortization of basis adjustments on debt	(32)	(72)	(128)
Unrealized loss (gain) from hedge accounting derivatives	33	(78)	(60)
Net interest realized on hedge accounting derivatives	246	278	112
Amortization of debt issue costs	63	57	43
Ineffectiveness related to hedge accounting derivatives	(4)	15	4
Interest expense excluding non-hedge accounting results	3,306	2,761	1,763
Net result from non-hedge accounting	800	(99)	(202)
Total interest expense	$4,106	$2,662	$1,561

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense (dollars in millions):

	Years ended March 31,
	2008	2007	2006
	(Restated)
Currency basis swaps unrealized (gain)/loss	($197)	($127)	$114
Foreign currency transaction loss/(gain)	174	127	(115)
Net interest realized on non-hedge accounting derivatives	(119)	(344)	(260)
Unrealized loss on non-hedge accounting derivatives
Interest rate swaps	930	242	51
Interest rate caps	12	3	7
Other	-	-	1
Net result from non-hedge accounting	$800	($99)	($202)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Interest Expense and Derivatives and Hedging Activities (Continued)

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	March 31,
	2008	2007
	(Restated)
Derivative assets	$3,211	$1,529
Less: Collateral held[1]	1,656	291
Derivative assets, net of collateral	$1,555	$1,238

Derivative liabilities	$1,078	$97

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

Note 9 – Interest Expense and Derivatives and Hedging Activities (Continued)

A summary of the net counterparty credit exposure by credit rating as of March 31, 2008 and 2007 (net of collateral held) is presented below (dollars in millions):
	March 31,
	2008	2007
	(Restated)
Credit Rating
AAA	$191	$226
AA	922	944
A	442	68
Total net counterparty credit exposure	$1,555	$1,238

Note 10 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following (dollars in millions):

	March 31,
	2008	2007
	(Restated)
Other assets:
Derivative assets	$1,555	$1,238
Used vehicles held for sale[1]	277	132
Deferred charges	225	154
Income taxes receivable	386	342
Notes from affiliates	711	-
Other assets	445	365
Total other assets	$3,599	$2,231

Other liabilities:
Unearned insurance premiums and contract revenues	$1,312	$1,139
Accounts payable and accrued expenses	1,020	935
Derivative liabilities	1,078	97
Deferred income	302	263
Other liabilities	497	187
Total other liabilities	$4,209	$2,621

1 Primarily represents repossessed and off-lease vehicles.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows (dollars in millions):

			Weighted Average Contractual Interest Rates
	March 31,		March 31,
	2008	2007	2008	2007
	(Restated)
Commercial paper[1]	$16,063	$14,954	3.25%	5.29%
Notes and loans payable[1]	49,232	42,415	4.30%	4.44%
Carrying value adjustment[2]	2,971	1,227
Debt	$68,266	$58,596	4.05%	4.67%

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

The carrying value of our notes and loans payable includes unsecured notes denominated in various foreign currencies valued at $23.7 billion and $17.1 billion at March 31, 2008 and 2007, respectively.  Concurrent with the issuance of these unsecured notes, we entered into cross currency interest rate swaps or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Additionally, the carrying value of our notes and loans payable at March 31, 2008 consists of $13.9 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 6.6 percent and $38.3 billion of unsecured fixed rate debt with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate debt, we generally elect to enter into interest rate swaps to convert fixed rate debt to floating rate debt.

As of March 31, 2008, our commercial paper had an average remaining maturity of 51 days.  Our notes and loans payable mature on various dates through fiscal 2047.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Debt (Continued)

Scheduled maturities of our debt portfolio are summarized below (dollars in millions):

March 31,
(Restated)
Commercial paper	$16,063
Other debt due in the fiscal years ending:
2009	17,196
2010	15,086
2011	7,137
2012	4,194
2013	2,084
Thereafter	6,506
Total other debt	52,203
Debt	$68,266

Interest payments on debt, including net settlements on interest rate swaps, were $2.1 billion, $1.6 billion, and $1.4 billion in fiscal 2008, 2007, and 2006, respectively.

Note 12 – Liquidity Facilities and Letters of Credit

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

Note 13 – Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of our financial instruments are as follows (dollars in millions):

	March 31,
	2008		2007
	(Restated)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet financial instruments:

Assets:
Cash and cash equivalents	$736	$736	$1,329	$1,329
Investments in marketable securities	$1,948	$1,948	$1,465	$1,465
Finance receivables, net [1]	$55,000	$55,511	$47,158	$46,567
Derivative assets	$1,555	$1,555	$1,238	$1,238

Liabilities:
Debt	$68,266	$68,580	$58,596	$58,390
Derivative liabilities	$1,078	$1,078	$97	$97

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

Note 13 – Fair Value of Financial Instruments (Continued)

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

Note 14 – Pension and Other Benefit Plans

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Income Tax Provision

The provision for income taxes consisted of the following (dollars in millions):

	Years Ended March 31,
	2008	2007	2006
	(Restated)
Current
Federal, net of foreign tax credit	$4	($440)	$464
State	(17)	(61)	34
Foreign	4	2	10
Total current	(9)	(499)	508
Deferred
Federal	(103)	638	(381)
State	(27)	94	194
Total deferred	(130)	732	(187)
(Benefit) provision for income taxes	($139)	$233	$321

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years Ended March 31,
	2008	2007	2006
	(Restated)
Provision for income taxes at U.S. federal statutory tax rate	35.00%	35.00%	35.00%
State and local taxes (net of federal tax benefit)	5.49%	3.73%	3.82%
Other[1]	1.17%	(3.85%)	(1.76%)
Effective tax rate[2]	41.66%	34.88%	37.06%

[1] Includes deferred tax benefit due to reduced effective state tax rate and hybrid credit for the years ended March 31, 2007 and 2006.
[2] The effective tax rate at March 31, 2008 represents a tax benefit. The effective tax rates at March 31, 2007 and 2006 represent tax provision expenses.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Income Tax Provision (Continued)

The deferred federal and state income tax liabilities are as follows (dollars in millions):

	March 31,
	2008	2007
	(Restated)
Federal	$2,766	$2,774
State	372	358
Net deferred income tax liability	$3,138	$3,132

Our deferred tax liabilities and assets consisted of the following (dollars in millions):

	March 31,
	2008	2007
	(Restated)
Liabilities:
Lease transactions	$3,697	$3,227
State taxes	285	257
Mark-to-market of investments in marketable securities and derivatives	1	31
Other	-	108
Deferred tax liabilities	3,983	3,623

Assets:
Provision for losses	354	262
Deferred costs and fees	92	90
Net operating loss and tax credit carryforwards	331	152
Other	74	-
Deferred tax assets	851	504
Valuation allowance	(6)	(13)
Net deferred tax assets	845	491

Net deferred income tax liability	$3,138	$3,132

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

Note 15 – Income Tax Provision (Continued)

At March 31, 2008, we had a receivable of $35 million for TMA’s share of the income tax in those states where we filed consolidated/combined returns with TMA and/or its subsidiaries.   At March 31, 2007, the receivable amount was $21 million.

Our effective tax rate was 41.66 percent and 34.88 percent during fiscal 2008 and fiscal 2007, respectively.  We note that for fiscal 2008 TMCC had a pre-tax book loss resulting in a tax benefit for the year.  This tax benefit was further increased by federal and state hybrid vehicle tax credits.

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

Note 16 – Commitments and Contingencies

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

Note 16 – Commitments and Contingencies (Continued)

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

Note 16 – Commitments and Contingencies (Continued)

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

Note 16 – Commitments and Contingencies (Continued)

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

Note 17 – Related Party Transactions

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

Note 17 – Related Party Transactions (Continued)

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

1 Represents the earned portion of retail, lease, and industrial equipment subvention programs.
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

Note 17 – Related Party Transactions (Continued)

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

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates.  TMCC receives an annual fee of $102,000 for guaranteeing such payments.  The nature, business purpose, and amounts of these guarantees are described in Note 16 – Commitments and Contingencies.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Segment Information

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

The accounting policies of the operating segments are the same as those described in Note 3 – Summary of Significant Accounting Policies.  Currently, our finance and insurance segments operate only in the U.S. and the Commonwealth of Puerto Rico.  Substantially all of our finance and insurance segments are located within the U.S.

Financial information for our reportable operating segments for the years ended or at March 31 is summarized as follows (dollars in millions):

	Finance Operations	Insurance Operations	Other	Total
	(Restated)			(Restated)
Fiscal 2008:
Gross revenues	$8,042	$557	$279	$8,878
Less:
Depreciation on operating leases	3,144	-	155	3,299
Interest expense	4,044	-	62	4,106
Provision for credit losses	799	-	10	809
Operating and administrative expenses	658	157	26	841
Insurance losses and loss adjustment expenses	-	158	-	158
(Benefit) provision for income taxes	(236)	87	10	(139)
Net (loss) income	($367)	$155	$16	($196)

Total assets	$76,736	$2,450	$1,234	$80,420

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Segment Information (Continued)

	Finance Operations	Insurance Operations	Other	Total
	(Restated)			(Restated)
Fiscal 2007:
Gross revenues	$6,565	$494	$237	$7,296
Less:
Depreciation on operating leases	2,529	-	144	2,673
Interest expense	2,620	-	42	2,662
Provision for credit losses	407	-	3	410
Operating and administrative expenses	587	144	27	758
Insurance losses and loss adjustment expenses	-	126	-	126
Provision for income taxes	143	83	7	233
Net income	$279	$141	$14	$434

Total assets	$66,130	$2,084	$1,166	$69,380

Fiscal 2006:
Gross revenues	$5,031	$346	$208	$5,585
Less:
Depreciation on operating leases	1,891	-	136	2,027
Interest expense	1,530	-	31	1,561
Provision for credit losses	302	-	3	305
Operating and administrative expenses	570	125	17	712
Insurance losses and loss adjustment expenses	-	115	-	115
Provision for income taxes	279	34	8	321
Net income	$459	$72	$13	$544

Total assets	$55,913	$1,591	$757	$58,261

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

The following tables set forth our quarterly financial data for fiscal 2008 and 2007, including the effects of the restatement described in Note 1 - Restated Financial Results.

BALANCE SHEET (dollars in millions)

	December 31, 2007			December 31, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
ASSETS

Cash and cash equivalents	$3,274	$-	$3,274	$1,615		$$1,615
Investments in marketable securities	1,408	-	1,408	1,286	-	1,286
Finance receivables, net	53,491	-	53,491	46,149	-	46,149
Investments in operating leases, net	18,272	-	18,272	15,873	-	15,873
Other assets	3,913	7	3,920	1,939	3	1,942
Total assets	$80,358	$7	$80,365	$66,862	$3	$66,865

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$68,270	$135	$68,405	$56,347	$58	$56,405
Deferred income taxes	3,298	(50)	3,248	2,974	(22)	2,952
Other liabilities	3,607	-	3,607	2,512	-	2,512
Total liabilities	75,175	85	75,260	61,833	36	61,869

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized; issued and outstanding 91,500 in 2008 and 2007)	915	-	915	915	-	915
Accumulated other comprehensive income	28	-	28	79	-	79
Retained earnings	4,240	(78)	4,162	4,035	(33)	4,002
Total shareholder's equity	5,183	(78)	5,105	5,029	(33)	4,996
Total liabilities and shareholder's equity	$80,358	$7	$80,365	$66,862	$3	$66,865

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

BALANCE SHEET (dollars in millions)

	September 30, 2007			September 30, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
ASSETS

Cash and cash equivalents	$2,099	$-	$2,099	$2,174	$-	$2,174
Investments in marketable securities	1,657	-	1,657	1,130	-	1,130
Finance receivables, net	50,777	-	50,777	43,678	-	43,678
Investments in operating leases, net	17,956	-	17,956	15,321	-	15,321
Other assets	3,730	6	3,736	1,757	2	1,759
Total assets	$76,219	$6	$76,225	$64,060	$2	$64,062

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$64,385	$119	$64,504	$53,702	$53	$53,755
Deferred income taxes	3,262	(41)	3,221	2,901	(20)	2,881
Other liabilities	3,268	(8)	3,260	2,480	-	2,480
Total liabilities	70,915	70	70,985	59,083	33	59,116

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized; issued and outstanding 91,500 in 2008 and 2007)	915	-	915	915	-	915
Accumulated other comprehensive income	69	-	69	61	-	61
Retained earnings	4,320	(64)	4,256	4,001	(31)	3,970
Total shareholder's equity	5,304	(64)	5,240	4,977	(31)	4,946
Total liabilities and shareholder's equity	$76,219	$6	$76,225	$64,060	$2	$64,062

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

BALANCE SHEET (dollars in millions)

	June 30, 2007			June 30, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
ASSETS

Cash and cash equivalents	$2,253	$-	$2,253	$1,288	$-	$1,288
Investments in marketable securities	1,495	-	1,495	1,051	-	1,051
Finance receivables, net	49,178	-	49,178	43,073	-	43,073
Investments in operating leases, net	17,274	-	17,274	14,142	-	14,142
Other assets	2,393	4	2,397	2,210	1	2,211
Total assets	$72,593	$4	$72,597	$61,764	$1	$61,765

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$61,162	$112	$61,274	$51,560	$44	$51,604
Deferred income taxes	3,273	(40)	3,233	2,892	(17)	2,875
Other liabilities	2,878	(4)	2,874	2,354	-	2,354
Total liabilities	67,313	68	67,381	56,806	27	56,833

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized; issued and outstanding 91,500 in 2008 and 2007)	915	-	915	915	-	915
Accumulated other comprehensive income	63	-	63	54	-	54
Retained earnings	4,302	(64)	4,238	3,989	(26)	3,963
Total shareholder's equity	5,280	(64)	5,216	4,958	(26)	4,932
Total liabilities and shareholder's equity	$72,593	$4	$72,597	$61,764	$1	$61,765

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

INCOME STATEMENT (Dollars in millions)

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Financing revenues:
Operating lease	$1,178	$-	$1,178	$981	$-[1]	$981
Direct financing lease	14	-	14	23	-	23
Retail financing	798	-	798	663	-	663
Dealer financing	154	-	154	150	-	150
Total financing revenues	2,144	-	2,144	1,817	-	1,817

Depreciation on operating leases	881	-	881	727	-	727
Interest expense	1,265	73	1,338	742	-	742
Net financing revenues	(2)	(73)	(75)	348	-	348

Insurance earned premiums and contract revenues	100	-	100	88	-	88
Investment and other income	67	-	67	123	-	123
Net financing revenues and other revenues	165	(73)	92	559	-	559

Provision for credit losses	266	-	266	142	-	142
Expenses:
Operating and administrative	224	-	224	223	-	223
Insurance losses and loss adjustment expenses	41	-	41	31	-	31
Total provision for credit losses and expenses	531	-	531	396	-	396

(Loss) income before (benefit) provision for income taxes	(366)	(73)	(439)	163	-	163
(Benefit) provision for income taxes	(141)	(28)	(169)	65	1	66

Net (loss) income	($225)	($45)	($270)	$98	($1)	$97

1 In the three months ended March 31, 2007, the impact of the debt market value adjustment was completely offset by a $10 million reduction of interest expense to correct previously identified and recorded cumulative adjustments as described in Note 1 – Restated Financial Results.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

INCOME STATEMENT (dollars in millions)

	Three Months Ended December 31, 2007			Three Months Ended December 31, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Financing revenues:
Operating lease	$1,136	$-	$1,136	$937	$-	$937
Direct financing lease	17	-	17	28	-	28
Retail financing	789	-	789	639	-	639
Dealer financing	167	-	167	137	-	137
Total financing revenues	2,109	-	2,109	1,741	-	1,741

Depreciation on operating leases	845	-	845	693	-	693
Interest expense	1,082	23[1]	1,105	664	4	668
Net financing revenues	182	(23)	159	384	(4)	380

Insurance earned premiums and contract revenues	97	-	97	84	-	84
Investment and other income	126	-	126	51	-	51
Net financing revenues and other revenues	405	(23)	382	519	(4)	515

Provision for credit losses	290	-	290	111	-	111
Expenses:
Operating and administrative	215	-	215	179	-	179
Insurance losses and loss adjustment expenses	39	-	39	31	-	31
Total provision for credit losses and expenses	544	-	544	321	-	321

(Loss) income before (benefit) provision for income taxes	(139)	(23)	(162)	198	(4)	194
(Benefit) provision for income taxes	(59)	(9)	(68)	75	(2)	73

Net (loss) income	($80)	($14)	($94)	$123	($2)	$121

1 Includes a $16 million reduction of interest expense to correct previously identified and recorded cumulative adjustments as described in
  Note 1 – Restated Financial Results.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

INCOME STATEMENT (dollars in millions)

	Nine Months Ended December 31, 2007			Nine Months Ended December 31, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Financing revenues:
Operating lease	$3,255		$$3,255	$2,643		$$2,643
Direct financing lease	57	-	57	85	-	85
Retail financing	2,243	-	2,243	1,768	-	1,768
Dealer financing	493	-	493	397	-	397
Total financing revenues	6,048	-	6,048	4,893	-	4,893

Depreciation on operating leases	2,418	-	2,418	1,946	-	1,946
Interest expense	2,695	73	2,768	1,924	(4)	1,920
Net financing revenues	935	(73)	862	1,023	4	1,027

Insurance earned premiums and contract revenues	285	-	285	246	-	246
Investment and other income	234	-	234	129	-	129
Net financing revenues and other revenues	1,454	(73)	1,381	1,398	4	1,402

Provision for credit losses	543	-	543	268	-	268
Expenses:
Operating and administrative	617	-	617	535	-	535
Insurance losses and loss adjustment expenses	117	-	117	95	-	95
Total provision for credit losses and expenses	1,277	-	1,277	898	-	898

Income before provision for income taxes	177	(73)	104	500	4	504
Provision for income taxes	59	(29)	30	166	1	167

Net income	$118	($44)	$74	$334	$3	$337

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

INCOME STATEMENT (dollars in millions)

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Financing revenues:
Operating lease	$1,090	$-	$1,090	$888	$-	$888
Direct financing lease	19	-	19	27	-	27
Retail financing	753	-	753	585	-	585
Dealer financing	162	-	162	130	-	130
Total financing revenues	2,024	-	2,024	1,630	-	1,630

Depreciation on operating leases	812	-	812	648	-	648
Interest expense	989	1[1]	990	760	8	768
Net financing revenues	223	(1)	222	222	(8)	214

Insurance earned premiums and contract revenues	96	-	96	83	-	83
Investment and other income	62	-	62	58	-	58
Net financing revenues and other revenues	381	(1)	380	363	(8)	355

Provision for credit losses	151	-	151	91	-	91
Expenses:
Operating and administrative	205	-	205	184	-	184
Insurance losses and loss adjustment expenses	40	-	40	31	-	31
Total provision for credit losses and expenses	396	-	396	306	-	306

(Loss) income before (benefit) provision for income taxes	(15)	(1)	(16)	57	(8)	49
(Benefit) provision for income taxes	(9)	(1)	(10)	15	(3)	12

Net (loss) income	($6)	$-	($6)	$42	($5)	$37

1 Includes a $3 million reduction of interest expense to correct previously identified and recorded cumulative adjustments as described in Note 1 – Restated Financial Results.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

INCOME STATEMENT (dollars in millions)

	Six Months Ended September 30, 2007			Six Months Ended September 30, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Financing revenues:
Operating lease	$2,119	$-	$2,119	$1,706	$-	$1,706
Direct financing lease	40	-	40	57	-	57
Retail financing	1,454	-	1,454	1,129	-	1,129
Dealer financing	326	-	326	260	-	260
Total financing revenues	3,939	-	3,939	3,152	-	3,152

Depreciation on operating leases	1,573	-	1,573	1,253	-	1,253
Interest expense	1,613	50	1,663	1,260	(8)	1,252
Net financing revenues	753	(50)	703	639	8	647

Insurance earned premiums and contract revenues	188	-	188	162	-	162
Investment and other income	108	-	108	78	-	78
Net financing revenues and other revenues	1,049	(50)	999	879	8	887

Provision for credit losses	253	-	253	157	-	157
Expenses:
Operating and administrative	402	-	402	356	-	356
Insurance losses and loss adjustment expenses	78	-	78	64	-	64
Total provision for credit losses and expenses	733	-	733	577	-	577

Income before provision for income taxes	316	(50)	266	302	8	310
Provision for income taxes	118	(20)	98	91	3	94

Net income	$198	($30)	$168	$211	$5	$216

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

INCOME STATEMENT (dollars in millions)

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Financing revenues:
Operating lease	$1,029	$-	$1,029	$818	$-	$818
Direct financing lease	21	-	21	30	-	30
Retail financing	701	-	701	544	-	544
Dealer financing	164	-	164	130	-	130
Total financing revenues	1,915	-	1,915	1,522	-	1,522

Depreciation on operating leases	761	-	761	605	-	605
Interest expense	624	49	673	500	(16)	484
Net financing revenues	530	(49)	481	417	16	433

Insurance earned premiums and contract revenues	92	-	92	79	-	79
Investment and other income	46	-	46	20	-	20
Net financing revenues and other revenues	668	(49)	619	516	16	532

Provision for credit losses	102	-	102	66	-	66
Expenses:
Operating and administrative	197	-	197	172	-	172
Insurance losses and loss adjustment expenses	38	-	38	33	-	33
Total provision for credit losses and expenses	337	-	337	271	-	271

Income before provision for income taxes	331	(49)	282	245	16	261
Provision for income taxes	127	(19)	108	76	6	82

Net income	$204	($30)	$174	$169	$10	$179

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

FISCAL 2008 QUARTERS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (dollars in millions)

	Nine Months Ended December 31, 2007			Six Months Ended September 30, 2007			Three Months Ended June 30, 2007
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$118	($44)	$74	$198	($30)	$168	$204	($30)	$174
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	376	68	444	94	52	146	(94)	45	(49)
Depreciation and amortization	2,912	-	2,912	1,862	-	1,862	913	-	913
Recognition of deferred income	(645)	-	(645)	(419)	-	(419)	(201)	-	(201)
Provision for credit losses	543	-	543	253	-	253	102	-	102
Gain from sale of marketable securities
Increase in other assets	(317)	5	(312)	(962)	6	(956)	(40)	8	(32)
Increase in amounts held under reciprocal collateral arrangements	617	-	617	515	-	515	45	-	45
Increase in deferred income taxes	159	(29)	130	102	(20)	82	113	(19)	94
Increase in other liabilities	573	-	573	371	(8)	363	62	(4)	58
Net cash provided by operating activities	4,336	-	4,336	2,014	-	2,014	1,104	-	1,104

Net cash used in investing activities	(11,162)	-	(11,162)	(6,173)	-	(6,173)	(2,889)	-	(2,889)

Cash flows from financing activities:
Proceeds from issuance of debt	13,544	-	13,544	8,338	-	8,338	6,477	-	6,477
Payments on debt	(10,301)	-	(10,301)	(7,088)	-	(7,088)	(3,933)	-	(3,933)
Net change in commercial paper	5,504	-	5,504	3,655	-	3,655	166	-	166
Net advances from (to) TFSA	24	-	24	24	-	24	(1)	-	(1)
Net cash provided by financing activities	8,771	-	8,771	4,929	-	4,929	2,709	-	2,709

Net increase in cash and cash equivalents	1,945	-	1,945	770	-	770	924	-	924

Cash and cash equivalents at the beginning of the period	1,329	-	1,329	1,329	-	1,329	1,329	-	1,329
Cash and cash equivalents at the end of the period	$3,274	$-	$3,274	$2,099	$-	$2,099	$2,253	$-	$2,253

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

FISCAL 2007 QUARTERS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (dollars in millions)

	Nine Months Ended December 31, 2006			Six Months Ended September 30, 2006			Three Months Ended June 30, 2006
	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated	As Previously Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$334	$3	$337	$211	$5	$216	$169	$10	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	130	(1)	129	155	(6)	149	(35)	(15)	(50)
Depreciation and amortization	2,398	-	2,398	1,532	-	1,532	728	-	728
Recognition of deferred income	(493)	-	(493)	(308)	-	(308)	(147)	-	(147)
Provision for credit losses	268	-	268	157	-	157	66	-	66
Increase in other assets	(234)	(3)	(237)	(264)	(2)	(266)	(36)	(1)	(37)
Increase in amounts held under reciprocal collateral arrangements	297	-	297	237	-	237	93	-	93
Increase in deferred income taxes	536	1	537	473	3	476	467	6	473
Increase (decrease) in other liabilities	190	-	190	83	-	83	(339)	-	(339)
Net cash provided by operating activities	3,426	-	3,426	2,276	-	2,276	966	-	966

Net cash used in investing activities	(9,261)	-	(9,261)	(5,369)	-	(5,369)	(2,842)	-	(2,842)

Cash flows from financing activities:
Proceeds from issuance of debt	11,507	-	11,507	7,785	-	7,785	4,413	-	4,413
Payments on debt	(7,677)	-	(7,677)	(4,996)	-	(4,996)	(2,585)	-	(2,585)
Net change in commercial paper	2,924	-	2,924	1,693	-	1,693	521	-	521
Net advances from (to) TFSA	(119)	-	(119)	(30)	-	(30)	-	-	-
Net cash provided by financing activities	6,635	-	6,635	4,452	-	4,452	2,349	-	2,349

Net increase in cash and cash equivalents	800	-	800	1,359	-	1,359	473	-	473

Cash and cash equivalents at the beginning of the period	815	-	815	815	-	815	815	-	815
Cash and cash equivalents at the end of the period	$1,615	$-	$1,615	$2,174	$-	$2,174	$1,288	$-	$1,288

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

Restatement

For a description of the restatement, please refer to the “Explanatory Note” at the beginning of this Form 10-K/A and Note 1 to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data”.

Disclosure Controls and Procedures

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

In connection with the restatement and the filing of this annual report on Form 10-K/A, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures and concluded they were not effective as of March 31, 2008 due to the material weakness identified and described below.

Internal Control over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed in connection with this Form 10-K/A, management concluded that as of March 31, 2008, our internal control over financial reporting was not effective based upon the COSO criteria because of the material weakness described below.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in our internal control over financial reporting at March 31, 2008. We did not maintain effective controls over processes to accurately record certain of our debt and the related interest expense. The deficiency resulted in errors in the aforementioned accounts which were not prevented or detected on a timely basis and a restatement of the financial statements for fiscal years ended March 31, 2008, 2007 and 2006, including each of the quarterly periods in those fiscal years.  In addition, the deficiency could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, our management determined that the deficiency constitutes a material weakness.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Remediation of Material Weakness in Internal Controls

We have examined our current process for recording transactions that resulted in the aforementioned errors and other transactions entered into related to debt and derivative accounting.  We did not identify any other material adjustments required to be made to previously reported financial information.  We will continue to complete the installation of our new debt and derivative accounting system and will continue to evaluate our processes to ensure that financial results are recorded in compliance with GAAP.  We will also continue to assess our controls and procedures and will take any further actions that we deem necessary.

We continue to believe that the new debt and derivative accounting system currently being installed represents an improvement in our internal controls as it will automate many functions currently performed manually. We anticipate completing the installation of the new debt and derivative accounting system before the end of this fiscal year but there can be no assurances this will occur.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have occurred during the fourth fiscal quarter covered by this report that would have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of July 1, 2008.

Name	Age	Position
George E. Borst	59	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSA; Director, TFSC

Ichiro Yajima	51	Director, Executive Vice President and Treasurer, TMCC; Director, Executive Vice President and Treasurer, TFSA

David Pelliccioni	60	Director, Senior Vice President and Secretary, TMCC

John F. Stillo	55	Group Vice President and Chief Financial Officer, TMCC; Group Vice President and Chief Financial Officer, TFSA

Thomas A. Kiel	41	Vice President and Chief Accounting Officer, TMCC

Yukitoshi Funo	61	Director, TMCC; Chairman of the Board of Directors and Chief Executive Officer, TMS; Senior Managing Director, TMC Board of Directors

James E. Lentz III	52	Director, TMCC; Director and President, TMS

Takahiko Ijichi	56	Director, TMCC; Director, TFSC; Senior Managing Director, TMC Board of Directors

Takeshi Suzuki	60	Director, TMCC; Chairman of the Board of Directors and Chief Executive Officer, TFSA; Director, President and Chief Executive Officer, TFSC

Eiji Hirano	57	Director, TMCC; Director and Executive Vice President, TFSC

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

Mr. Ijichi was named Director of TMCC and Senior Managing Director of TMC in June 2008.  Mr. Ijichi was named Director of TFSC in June 2006.  He was named Managing Director of TMC in June 2004.  Mr. Ijichi has been employed with TMC, in various positions, since 1976.

Mr. Suzuki was named Director of TMCC in June 2005.  In June 2008, Mr. Suzuki was named Chairman of the Board of Directors and Chief Executive Officer of TFSA, and President and Chief Executive Officer of TFSC.  From June 2001 to June 2005, he served as Director of TFSA.  Mr. Suzuki was named Senior Managing Director of TMC in June 2004.  In June 2000, he was named Director of TMC, a title that was changed to Managing Officer in 2003.  Mr. Suzuki has been employed with TMC, in various positions, since 1970.

Mr. Hirano was named Director of TMCC in September 2007.  He was named Director and Executive Vice President of TFSC in June 2006.  From June 2002 to June 2006, he served as Assistant Governor at The Bank of Japan.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, Item 8., “Financial Statements and Supplementary Data” of this Form 10-K/A on pages 83 through 139.

(b)Exhibits

See Exhibit Index on page 149.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 21st day of July 2008.

TOYOTA MOTOR CREDIT CORPORATION

                                        By    /s/ George E. Borst
                                          George E. Borst
                                                   President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ George E. Borst George E. Borst	President and Chief Executive Officer and Director (Principal Executive Officer)	July 21, 2008

/s/ Ichiro Yajima Ichiro Yajima	Executive Vice President and Treasurer and Director	July 21, 2008

/s/ David Pelliccioni David Pelliccioni	Director	July 21, 2008

/s/ John F. Stillo John F. Stillo	Group Vice President and Chief Financial Officer (Principal Financial Officer)	July 21, 2008

/s/ Thomas A. Kiel Thomas A. Kiel	Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 21, 2008

/s/ Yukitoshi Funo Yukitoshi Funo	Director	July 21, 2008

/s/ James E. Lentz III James E. Lentz III	Director	July 21, 2008

______________
Takahiko Ijichi	Director

_____________
Takeshi Suzuki	Director

___________
Eiji Hirano	Director

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(3)

4.1	Issuing and Paying Agency Agreement dated August 1, 1990 between TMCC and Bankers Trust Company	(4)

4.2(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(5)

4.2(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(6)

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Registration Statement on Form S-1, File No. 33-22440.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.2 filed with our Report on Form 10-K for the year ended September 30, 1990, Commission File number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File No. 33-52359.
(6)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

4.2(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(7)

4.3	Agency Agreement, dated September 28, 2007, among Toyota Motor Finance (Netherlands), B.V., Toyota Credit Canada Inc., Toyota Finance Australia and TMCC, The Bank of New York and The Bank of New York (Luxembourg) S.A.	(8)

4.4
TMCC has outstanding certain long-term debt as set forth in Note 11 - Debt of the Notes to Consolidated Financial Statements.  Not filed herein as an exhibit, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934, is any instrument which defines the rights of holders of such long-term debt, where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of TMCC and its subsidiaries on a consolidated basis.  TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request

10.1
Five Year Credit Agreement, dated as of March 28, 2007, among Toyota Motor Credit Corporation, Toyota Credit de Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Kreditbank GMBH and Toyota Leasing GMBH, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Agent and Swing Line Lender, each lender from time to time party thereto, Citigroup Global Markets Inc and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers, Citicorp USA, Inc., as Syndication Agent and Swing Line Lender, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., BNP Paribas and JPMorgan Chase Bank, N.A., as Documentation Agents

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