Form 10-K/A
TOYOTA MOTOR CREDIT CORP
filed 2008-07-30
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 (Amendment No. 2)

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

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend the Toyota Motor Credit Corporation (“TMCC”) Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008 which was filed on July 21, 2008.  This Form 10-K/A is being filed to restate our consolidated financial statements and amendments to related disclosures as of March 31, 2008 and for the fiscal year ended March 31, 2008.  Additionally, we are also restating previously reported quarterly information relating to the three month periods ended December 31, 2007 and March 31, 2008.

This annual report on Form 10-K/A reflects two restatements.  The restatements arose from management’s determination that TMCC had made errors relating to non-cash items resulting in certain debt and derivative transactions denominated in foreign currencies not being recorded properly.  We identified the error which led to the previous restatement subsequent to the filing on June 6, 2008 of our Form 10-K for the fiscal year ended March 31, 2008 during the process of implementing a new debt and derivative accounting system in an attempt to remedy an internal control deficiency we had previously identified.  That error is described below under “Previous Restatement.”  We identified the error which led to the current restatement during the preparation of our Form 10-Q footnote disclosures for the quarter ended June 30, 2008 subsequent to the filing of our previous restatement on Form 10-K/A.  The error which led to the current restatement occurred in a different process than the error identified in the previous restatement reflected in the Form 10-K/A filed on July 21, 2008.  The previous error related to the summation of amounts to determine the market value of debt whereas this error was isolated to the recording of the  market values of certain derivatives.  The error which led to the current restatement is described below under “Current Restatement.”

Current Restatement

We fund our operating activities using many different types of notes payable and provide funding assistance to certain affiliates to support their operations.  Certain of these transactions are denominated in foreign currencies.  At the time of funding and note issuance or loan origination, we enter into derivative transactions to hedge the interest rate and foreign currency exposure in the note payable or loan receivable.  During the preparation of our Form 10-Q footnote disclosures for the quarter ended June 30, 2008, we examined market values used for certain foreign currency derivatives relating to loans to an affiliate because the relationship of the derivatives’ value to the related foreign currency loan receivables’ value did not appear correct.  Upon further investigation, we determined that an error had been made in recording the derivatives’ market values.  The error was confined to a single type of foreign exchange forward transactions relating to loans to an affiliate for which valuations were incorrectly recorded as foreign exchange forward purchases rather than foreign exchange forward sales.  The error resulted in these derivatives being incorrectly recorded in a gain position as compared to a loss position resulting in an understatement of interest expense. The error, which originated in the quarter ended December 31, 2007, was not a result of misapplication of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS 133”) but instead arose from control deficiencies.  The effect of the error was to overstate other assets and understate interest expense in the third and fourth quarters of the fiscal year ended March 31, 2008.  The aggregate effect of this error for the fiscal year ended March 31, 2008 is a $27 million increase in our net loss previously reported on July 21, 2008.

In order to correct the valuation error described above, we are restating our consolidated financial statements for the fiscal year ended March 31, 2008 and for the third and fourth quarters in the fiscal year ended March 31, 2008.

Previous Restatement

The previous restatement related to certain instances where market values of the foreign currency denominated debt were incorrectly recorded resulting in an understatement of debt and interest expense.  The error was not a result of misapplication of SFAS 133 but instead was clerical in nature relating to certain manual processes.  The cumulative effect of the error was to understate debt and interest expense in each quarter beginning in the fiscal year ended March 31, 2005 when we began entering into these types of transactions.  The impact of the error relating to fiscal year ended March 31, 2005 was considered inconsequential and as such the correction of this error has been recorded in the fiscal year ended March 31, 2006.  Therefore, our financial statements for the fiscal year ended March 31, 2005 have not been restated.

The previous restatement also included the impact of certain other errors relating to the accounting for debt and derivative transactions.  These errors, which were previously determined to be not material to any previously issued financial statements, had been identified and corrected on a cumulative basis during the fiscal years ended March 31, 2008, 2007 and 2006.  As part of the restatement of our consolidated financial statements, we have reversed these cumulative adjustments and have instead recorded the correction of these errors in the periods to which the errors relate.  In order to correct the errors noted above, we previously restated our consolidated financial statements for the years ended March 31, 2008, 2007 and 2006 and the quarters in fiscal years ended March 31, 2008 and 2007 as reported in a Form 10-K/A filed on July 21, 2008.

Footnotes 1 and 19 to the Consolidated Financial Statements included herein also contain information regarding the nature and impact of the Restatement.

The following items have been amended in this Form 10-K/A as a result of the restatement:

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

Liquidity Risk

Liquidity risk is the risk arising from our inability to meet obligations when they come due in a timely manner.  Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in the event of adverse market or other conditions that could adversely affect our liquidity position.  Refer to the “Liquidity and Capital Resources” section of the MD&A for further discussion regarding our exposure to this risk.

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

We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems.  Any upgrade and replacement of our major legacy transaction systems and treasury systems could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information and transaction systems.

In order to monitor and manage operational risk, we maintain a framework of internal controls designed to provide a sound and well-controlled operational environment. However, due to the complexity of our business, treasury operations and the challenges inherent in implementing control structures across global organizations, problems could be identified in the future, and management can provide no assurance that these problems will not have a material effect on our operations.

On July 21, 2008, we filed an amendment to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 in order to restate certain of our consolidated financial statements and amend related disclosures, as described in the “Explanatory Note”.  The present amendment to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 further restates our consolidated financial statements and amends related disclosures, as described in the “Explanatory Note”.  As further described in Item 9A., “Controls and Procedures”, management has concluded that as of March 31, 2008, our internal control over financial reporting was not effective because of a material weaknesses in our controls relating to the processes used to accurately record certain of its derivatives and related interest expense and in its controls relating to processes used to accurately record certain of its debt and related interest expense.  The Company has determined that the lack of effective monitoring of the manual processes associated with these controls contributed to these material weaknesses.  There can be no assurance that we will be able to implement effectively improved controls or that our management will determine in the future that our disclosure controls and procedures or internal control over financial reporting are effective.

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

Regulatory Risk

Regulatory risk is the risk arising from the failure or alleged failure to comply with applicable regulatory requirements and the risk of liability and other costs imposed as a result of various laws and regulations, including changes in legislation and new regulatory requirements.  Refer to the "Regulatory Environment" in Item 1., “Business” for further discussion of our exposure to this risk.

Counterparty Credit Risk

Counterparty credit risk is the risk that a counterparty may fail to perform on its contractual obligations in a derivatives contract.  Refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our exposure to this risk.

Factors Affecting Earnings

Our earnings are affected by a variety of factors, including changes in the overall market for retail financing, leasing or dealer financing, changes in the level of sales of Toyota and Lexus vehicles in the U.S., rates of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rates of default by our customers, changes in the U.S. and international funding markets, the used vehicle market, levels of operating and administrative expenses, including, but not limited to, personnel costs and technology costs, general economic conditions in the U.S., and other factors.   A downturn in economic conditions in the U.S. resulting in increased unemployment rates and slow job growth, increased consumer and commercial bankruptcy filings, or other factors that negatively impact household incomes could decrease demand for our financing products and increase delinquency and loss.  In addition, because our credit exposures are generally collateralized, the severity of losses is particularly sensitive to a decline in used vehicle prices.  Further, a significant and sustained increase in fuel prices could decrease new and used vehicle purchases, thereby reducing the demand for automotive retail and wholesale financing. Refer to “Competition” and “Regulatory Environment” in Item 1., “Business” for discussion regarding our exposure to risk of loss resulting from the competitive and regulatory environments.  Refer to the MD&A for discussion of our exposure to credit risk and residual value risk.  Refer to item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for further discussion regarding our exposure to market risk.  In addition, refer to "Operational Risk" in Item 1A., "Risk Factors" and  Item 9A., “Controls and Procedures” for a discussion regarding how material weaknesses in our internal control over financial reporting may affect our reported earnings.

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

ITEM 6.   SELECTED FINANCIAL DATA

	For the Year Ended March 31,
	2008	2008	2007	2006	2005	2004
	(Dollars in millions)
	As Currently Restated	As Previously Restated	As Previously Restated	As Previously Restated
INCOME STATEMENT DATA
Financing revenues:
Operating lease	$4,433	$4,433	$3,624	$2,726	$2,141	$2,049
Retail financing[1]	3,112	3,112	2,539	2,053	1,675	1,575
Dealer financing	647	647	547	402	270	198
Total financing revenues	8,192	8,192	6,710	5,181	4,086	3,822

Depreciation on operating leases	3,299	3,299	2,673	2,027	1,579	1,561
Interest expense	4,151	4,106	2,662	1,561	670	578
Net financing revenues	742	787	1,375	1,593	1,837	1,683

Insurance earned premiums and contract revenues	385	385	334	288	251	212
Investment and other income	301	301	252	116	139	196
Net financing revenues and other revenues	1,428	1,473	1,961	1,997	2,227	2,091

Provision for credit losses	809	809	410	305	230	351
Expenses:
Operating and administrative	841	841	758	712	650	583
Insurance losses and loss adjustment expenses	158	158	126	115	104	98
Total provision for credit losses and expenses	1,808	1,808	1,294	1,132	984	1,032
(Loss) income before (benefit) provision for income taxes	(380)	(335)	667	865	1,243	1,059
(Benefit) provision for income taxes	(157)	(139)	233	321	481	418
Net (loss) income	($223)	($196)	$434	$544	$762	$641

1 Includes direct finance lease revenues.

Refer to Notes 1 and 19 to the Consolidated Financial Statements for further detail information related to the restated financial statements.

	As of March 31,
	2008	2008	2007	2006	2005	2004
	(Dollars in millions)
	As Currently Restated	As Previously Restated	As Previously Restated	As Previously Restated
BALANCE SHEET DATA

Finance receivables, net	$55,481	$55,481	$47,862	$42,022	$37,608	$32,318
Investments in operating leases, net	$18,656	$18,656	$16,493	$12,869	$9,341	$7,609
Total assets	$80,398	$80,420	$69,380	$58,261	$50,676	$44,634
Debt	$68,266	$68,266	$58,596	$48,767	$41,757	$36,854
Capital stock	$915	$915	$915	$915	$915	$915
Retained earnings[1]	$3,865	$3,892	$4,064	$3,784	$3,283	$2,604
Total shareholder's equity	$4,780	$4,807	$5,031	$4,759	$4,244	$3,563

[1] Our Board of Directors declared and paid cash dividends of $130 million and $115 million to TFSA during fiscal 2007 and fiscal 2006, respectively.  No dividends were declared or paid in any other period presented.

	As of/for the Years Ended March 31,
	2008	2008	2007	2006	2005	2004
	As Currently Restated	As Previously Restated	As Previously Restated	As Previously Restated
KEY FINANCIAL DATA

Ratio of earnings to fixed charges	(A)	(A)	1.25	1.55	2.84	2.81
Debt to equity	14.28	14.20	11.65	10.25	9.84	10.34
Return on assets	(0.30%)	(0.26%)	0.68%	1.00%	1.60%	1.53%
Allowance for credit losses as a percentage of gross earning assets	0.97%	0.97%	0.85%	0.96%	1.06%	1.29%
Net charge-offs as a percentage of average gross earning assets	0.91%	0.91%	0.64%	0.54%	0.56%	0.74%
Over-60 day delinquencies as a percentage of gross earning assets	0.59%	0.59%	0.46%	0.43%	0.28%	0.34%

(A) Due to our loss in fiscal year 2008, the ratio coverage was less than one to one. We must generate additional earnings equal to pre-tax loss to achieve a coverage of one to one.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

As discussed in the Explanatory Note, this Form 10-K/A is being filed with the Securities and Exchange Commission (“SEC”) to reflect the restatement of our Consolidated Financial Statements and amendments to related disclosures as of March 31, 2008 and for the fiscal year ended March 31, 2008.  Additionally, this Form 10-K/A reflects previously reported quarterly information relating to the three month periods ended December 31, 2007 and March 31, 2008.  All dollar amounts and percentages herein have been adjusted for the effects of the current and previous restatement adjustments.

This annual report on Form 10-K/A reflects two restatements.  The restatements arose from management’s determination that TMCC had made errors relating to non-cash items resulting in certain debt and derivative transactions denominated in foreign currencies not being recorded properly.  We identified the error which led to the previous restatement subsequent to the filing on June 6, 2008 of our Form 10-K for the fiscal year ended March 31, 2008 during the process of implementing a new debt and derivative accounting system in an attempt to remedy an internal control deficiency we had previously identified.  That error is described below under “Previous Restatement.”  We identified the error which led to the current restatement during the preparation of our Form 10-Q footnote disclosures for the quarter ended June 30, 2008 subsequent to the filing of our previous restatement on Form 10-K/A.  The error which led to the current restatement occurred in a different process than the error identified in the previous restatement reflected in the Form 10-K/A filed on July 21, 2008.  The previous error related to the summation of amounts to determine the market value of debt whereas this error was isolated to the recording of the market values of certain derivatives.  The error which led to the current restatement is described below under “Current Restatement.”

Current Restatement

We fund our operating activities using many different types of notes payable and provide funding assistance to certain affiliates to support their operations.  Certain of these transactions are denominated in foreign currencies.  At the time of funding and note issuance or loan origination, we enter into derivative transactions to hedge the interest rate and foreign currency exposure in the note payable or loan receivable.  During the preparation of our Form 10-Q footnote disclosures for the quarter ended June 30, 2008, we examined market values used for certain foreign currency derivatives relating to loans to an affiliate because the relationship of the derivatives’ value to the related foreign currency loan receivables’ value did not appear correct.  Upon further investigation, we determined that an error had been made in recording the derivatives’ market values.  The error was confined to a single type of foreign exchange forward transactions relating to loans to an affiliate for which valuations were incorrectly recorded as foreign exchange forward purchases rather than foreign exchange forward sales.  The error resulted in these derivatives being incorrectly recorded in a gain position as compared to a loss position resulting in an understatement of interest expense.  The error, which originated in the quarter ended December 31, 2007, was not a result of misapplication of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS 133”) but instead arose from control deficiencies.  The effect of the error was to overstate other assets and understate interest expense in the third and fourth quarters of the fiscal year ended March 31, 2008.  The aggregate effect of this error for the fiscal year ended March 31, 2008 is a $27 million increase in our net loss previously reported on July 21, 2008.

In order to correct the valuation error described above, we are restating our consolidated financial statements for the fiscal year ended March 31, 2008 and for the third and fourth quarters in the fiscal year ended March 31, 2008.

Previous Restatement

The previous restatement related to certain instances where market values of the foreign currency denominated debt were incorrectly recorded resulting in an understatement of debt and interest expense.  The error was not a result of misapplication of SFAS 133 but instead was clerical in nature relating to certain manual processes.  The cumulative effect of the error was to understate debt and interest expense in each quarter beginning in the fiscal year ended March 31, 2005 when we began entering into these types of transactions.  The impact of the error relating to fiscal year ended March 31, 2005 was considered inconsequential and as such the correction of this error has been recorded in the fiscal year ended March 31, 2006.  Therefore, our financial statements for the fiscal year ended March 31, 2005 have not been restated. The effect of correcting this error was to increase net loss by $81 million for fiscal year ended March 31, 2008 and to decrease net income by $11 million and $32 million for the fiscal years ended March 31, 2007 and 2006, respectively.

The previous restatement also included the impact of certain other errors relating to the accounting for debt and derivative transactions.  These errors, which were previously determined to be not material to any previously issued financial statements, had been identified and corrected on a cumulative basis during the fiscal years ended March 31, 2008, 2007 and 2006.  As part of the restatement of our consolidated financial statements, we have reversed these cumulative adjustments and have instead recorded the correction of these errors in the periods to which the errors relate.  In order to correct the errors noted above, we previously restated our consolidated financial statements for the years ended March 31, 2008, 2007 and 2006 and the quarters in fiscal years ended March 31, 2008 and 2007 as reported in a Form 10-K/A filed on July 21, 2008.  The impact of reversing the previously recorded cumulative adjustments and recording the correction in the periods to which they related increased our net loss by $8 million for the fiscal year ended March 31, 2008, increased our net income by $13 million for the fiscal year ended March 31, 2007, and decreased our net income by $4 million for the fiscal year ended March 31, 2006.

Footnotes 1 and 19 to the Consolidated Financial Statements included herein also contain information regarding the nature and impact of the Restatements.

The following tables set forth the effects of the current as well as the previous restatement adjustments on the affected line items within our previously reported Consolidated Balance Sheet as of March 31, 2008 and 2007, and Consolidated Statements of Income, Shareholder’s Equity and Statement of Cash Flows for the fiscal years ended March 31, 2008, 2007 and 2006.

CONSOLIDATED BALANCE SHEET (Dollars in millions)

	March 31, 2008			March 31, 2007
	As Originally Reported	As Previously Restated	As Currently Restated	As Originally Reported	As Previously Restated
ASSETS
Other assets	$3,600	$3,599	$3,577	$2,219	$2,231
Total assets	$80,421	$80,420	$80,398	$69,368	$69,380

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$68,066	$68,266	$68,266	$58,529	$58,596
Deferred income taxes	$3,216	$3,138	$3,120	$3,153	$3,132
Other liabilities	$4,209	$4,209	$4,232	$2,621	$2,621
Total liabilities	$75,491	$75,613	$75,618	$64,303	$64,349
Retained earnings	$4,015	$3,892	$3,865	$4,098	$4,064
Total shareholder's equity	$4,930	$4,807	$4,780	$5,065	$5,031
Total liabilities and shareholder's equity	$80,421	$80,420	$80,398	$69,368	$69,380

CONSOLIDATED STATEMENT OF INCOME (Dollars in millions)

	Fiscal Years Ended March 31,
	2008			2007		2006
	As Originally Reported	As Previously Restated	As Currently Restated	As Originally Reported	As Previously Restated	As Originally Reported	As Previously Restated
Interest expense	$3,960	$4,106	$4,151	$2,666	$2,662	$1,502	$1,561
Net financing revenues	$933	$787	$742	$1,371	$1,375	$1,652	$1,593
Net financing revenues and other revenues	$1,619	$1,473	$1,428	$1,957	$1,961	$2,056	$1,997
(Loss) income before (benefit) provision for income taxes	($189)	($335)	($380)	$663	$667	$924	$865
(Benefit) provision for income taxes	($82)	($139)	($157)	$231	$233	$344	$321
Net (loss) income	($107)	($196)	($223)	$432	$434	$580	$544

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (Dollars in millions)

	As Originally Reported	Previous Adjustment	As Previously Restated	Current Adjustment	As Currently Restated
Net income for the year ended March 31, 2006	$580	($36)	$544	$-	$544
Total comprehensive income	$594	($36)	$558	$-	$558
BALANCE AT MARCH 31, 2006	$4,795	($36)	$4,759	$-	$4,759

Net income for the year ended March 31, 2007	$432	$2	$434	$-	$434
Total comprehensive income	$424	$2	$426	$-	$426
BALANCE AT MARCH 31, 2007	$5,065	($34)	$5,031	$-	$5,031

Net loss for the year ended March 31, 2008	($107)	($89)	($196)	($27)	($223)
Total comprehensive loss	($159)	($89)	($248)	($27)	($275)
BALANCE AT MARCH 31, 2008	$4,930	($123)	$4,807	($27)	$4,780

CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in millions)

	Fiscal Years Ended
	2008			2007		2006
	As Originally Reported	As Previously Restated	As Currently Restated	As Originally Reported	As Previously Restated	As Originally Reported	As Previously Restated
Cash flows from operating activities:
Net (loss) income	($107)	($196)	($223)	$432	$434	$580	$544
Non-cash impact of hedging activities	$774	$907	$952	$111	$119	($185)	($126)
(Increase) decrease in other assets	($378)	($365)	($365)	($341)	($353)	$132	$132
Increase (decrease) in deferred income taxes	$94	$37	$19	$730	$732	($165)	($188)
Increase in other liabilities	$687	$687	$687	$279	$279	$203	$203
Net cash provided by operating activities	$6,234	$6,234	$6,234	$4,171	$4,171	$2,151	$2,151
Cash flows from financing activities:
Proceeds from issuance of debt	$21,914	$21,914	$21,914	$16,286	$16,286	$13,328	$13,328
Payments on debt	($15,159)	($15,159)	($15,159)	($9,882)	($9,882)	($6,601)	($6,601)
Net cash provided by financing activities	$7,851	$7,851	$7,851	$8,898	$8,898	$8,277	$8,277

The following tables set forth the effects of the current as well as the previous restatement adjustments on the affected line items within our previously reported Consolidated Balance Sheet for the fiscal 2008 and 2007 quarters ended December 31, September 30 and June 30.  The following tables also set forth the effects of the adjustments of the restatements on affected line items within our previously reported Consolidated Statements of Income for the fiscal 2008 and 2007 quarters ended March 31, December 31, September 30, and June 30.  Because the errors corrected in the restatements were non-cash in nature, they had no impact on our total net cash provided by operating activities in the consolidated statement of cash flows.

CONDENSED CONSOLIDATED BALANCE SHEET (Dollars in millions)

FISCAL 2008
	December 31, 2007
	As Originally Reported	Previous Adjustment	As Previously Restated	Current Adjustment	As Currently Restated
Other assets	$3,913	$7	$3,920	($4)	$3,916
Total assets	$80,358	$7	$80,365	($4)	$80,361
Debt	$68,270	$135	$68,405	$-	$68,405
Deferred income taxes	$3,298	($50)	$3,248	($4)	$3,244
Other liabilities	$3,607	$-	$3,607	$5	$3,612
Total liabilities	$75,175	$85	$75,260	$1	$75,261
Retained earnings	$4,240	($78)	$4,162	($5)	$4,157
Total shareholder's equity	$5,183	($78)	$5,105	($5)	$5,100
Total liabilities and shareholder's equity	$80,358	$7	$80,365	($4)	$80,361

	September 30, 2007			June 30, 2007
	As Originally Reported	Previous Adjustment	As Previously Restated	As Originally Reported	Previous Adjustment	As Previously Restated
Other assets	$3,730	$6	$3,736	$2,393	$4	$2,397
Total assets	$76,219	$6	$76,225	$72,593	$4	$72,597
Debt	$64,385	$119	$64,504	$61,162	$112	$61,274
Deferred income taxes	$3,262	($41)	$3,221	$3,273	($40)	$3,233
Other liabilities	$3,268	($8)	$3,260	$2,878	($4)	$2,874
Total liabilities	$70,915	$70	$70,985	$67,313	$68	$67,381
Retained earnings	$4,320	($64)	$4,256	$4,302	($64)	$4,238
Total shareholder's equity	$5,304	($64)	$5,240	$5,280	($64)	$5,216
Total liabilities and shareholder's equity	$76,219	$6	$76,225	$72,593	$4	$72,597

CONDENSED CONSOLIDATED BALANCE SHEET (Dollars in millions)

FISCAL 2007
	December 31, 2006			September 30, 2006			June 30, 2006
	As Originally Reported	Previous Adjustment	As Previously Restated	As Originally Reported	Previous Adjustment	As Previously Restated	As Originally Reported	Previous Adjustment	As Previously Restated
Other assets	$1,939	$3	$1,942	$1,757	$2	$1,759	$2,210	$1	$2,211
Total assets	$66,862	$3	$66,865	$64,060	$2	$64,062	$61,764	$1	$61,765
Debt	$56,347	$58	$56,405	$53,702	$53	$53,755	$51,560	$44	$51,604
Deferred income taxes	$2,974	($22)	$2,952	$2,901	($20)	$2,881	$2,892	($17)	$2,875
Total liabilities	$61,833	$36	$61,869	$59,083	$33	$59,116	$56,806	$27	$56,833
Retained earnings	$4,035	($33)	$4,002	$4,001	($31)	$3,970	$3,989	($26)	$3,963
Total shareholder's equity	$5,029	($33)	$4,996	$4,977	($31)	$4,946	$4,958	($26)	$4,932
Total liabilities and shareholder's equity	$66,862	$3	$66,865	$64,060	$2	$64,062	$61,764	$1	$61,765

CONDENSED CONSOLIDATED INCOME STATEMENTS (Dollars in millions)

FISCAL 2008

	Three months ended March 31, 2008
	As Originally Reported	Previous Adjustment	As Previously Restated	Current Adjustment	As Currently Restated
Interest expense	$1,265	$73	$1,338	$36	$1,374
Net financing revenues	($2)	($73)	($75)	($36)	($111)
Net financing revenues and other revenues	$165	($73)	$92	($36)	$56
(Loss) income before (benefit) provision for income taxes	($366)	($73)	($439)	($36)	($475)
(Benefit) provision for income taxes	($141)	($28)	($169)	($14)	($183)
Net (loss) income	($225)	($45)	($270)	($22)	($292)

	Three months ended December 31, 2007
	As Originally Reported	Previous Adjustment	As Previously Restated	Current Adjustment	As Currently Reported
Interest expense	$1,082	$23	$1,105	$9	$1,114
Net financing revenues	$182	($23)	$159	($9)	$150
Net financing revenues and other revenues	$405	($23)	$382	($9)	$373
(Loss) income before (benefit) provision for income taxes	($139)	($23)	($162)	($9)	($171)
(Benefit) provision for income taxes	($59)	($9)	($68)	($4)	($72)
Net (loss) income	($80)	($14)	($94)	($5)	($99)

CONDENSED CONSOLIDATED INCOME STATEMENTS (Dollars in millions)

FISCAL 2008

	Three months ended September 30, 2007			Three months ended June 30, 2007
	As Originally Reported	Previous Adjustment	As Previously Restated	As Originally Reported	Previous Adjustment	As Previously Restated
Interest expense	$989	$1	$990	$624	$49	$673
Net financing revenues	$223	($1)	$222	$530	($49)	$481
Net financing revenues and other revenues	$381	($1)	$380	$668	($49)	$619
(Loss) income before (benefit) provision for income taxes	($15)	($1)	($16)	$331	($49)	$282
(Benefit) provision for income taxes	($9)	($1)	($10)	$127	($19)	$108
Net (loss) income	($6)	$-	($6)	$204	($30)	$174

CONDENSED CONSOLIDATED INCOME STATEMENTS (Dollars in millions)

FISCAL 2007

	Three months ended March 31, 2007			Three months ended December 31, 2006
	As Originally Reported	Previous Adjustment	As Previously Restated	As Originally Reported	Previous Adjustment	As Previously Restated
Interest expense	$742	$- [1]	$742	$664	$4	$668
Net financing revenues	$348	$-	$348	$384	($4)	$380
Net financing revenues and other revenues	$559	$-	$559	$519	($4)	$515
Income before provision for income taxes	$163	$-	$163	$198	($4)	$194
Provision for income taxes	$65	$1	$66	$75	($2)	$73
Net income	$98	($1)	$97	$123	($2)	$121

1 In the three months ended March 31, 2007, the impact of the debt market value adjustment was completely offset by a $10 million reduction of interest expense to correct previously identified and recorded cumulative adjustments as described in Note 1 – Restated Financial Results.

	Three months ended September 30, 2006			Three months ended June 30, 2006
	As Originally Reported	Previous Adjustment	As Previously Restated	As Originally Reported	Previous Adjustment	As Previously Restated
Interest expense	$760	$8	$768	$500	($16)	$484
Net financing revenues	$222	($8)	$214	$417	$16	$433
Net financing revenues and other revenues	$363	($8)	$355	$516	$16	$532
Income before provision for income taxes	$57	($8)	$49	$245	$16	$261
Provision for income taxes	$15	($3)	$12	$76	$6	$82
Net income	$42	($5)	$37	$169	$10	$179

OVERVIEW

As discussed in the Explanatory Note, this Form 10-K/A is being filed with the Securities and Exchange Commission (“SEC”) to reflect the restatement of Toyota Motor Credit Corporation’s (“TMCC”) Consolidated Financial Statements and amendments to related disclosures as of March 31, 2008 and for the fiscal year ended March 31, 2008.  Additionally, this Form 10K/A reflects previously reported quarterly information relating to the three month periods ended December 31, 2007 and March 31, 2008.  All dollar amounts and percentages herein have been adjusted for the effects of the current and previous restatement adjustments.

TMCC and its consolidated subsidiaries, collectively referred to herein as “we”, “our”, and “us”, is wholly-owned by Toyota Financial Services Americas Corporation (“TFSA”), a California corporation which is a wholly-owned subsidiary of Toyota Financial Services Corporation (“TFSC”), a Japanese corporation.  TFSC, in turn, is a wholly-owned subsidiary of Toyota Motor Corporation (“TMC”), a Japanese corporation.  TFSC manages TMC’s worldwide financial services operations.  TMCC is marketed under the brands of Toyota Financial Services and Lexus Financial Services.

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

Fiscal 2008 Operating Summary

Our consolidated net loss was $223 million during fiscal 2008 compared to our consolidated net income of $434 million during fiscal 2007. Our results in fiscal 2008 were primarily affected by an increase in interest expense due to higher unrealized losses of $942 million on our derivatives used to manage interest rate risk.  Higher outstanding debt balances also contributed to the increase in interest expense albeit to a lesser extent.  Our results were further affected by the softening U.S. economy caused by the decline in home values, the deterioration in the credit markets, tougher lending standards and increased commodity prices.  The combination of these factors negatively impacted some of our customers’ ability to make their scheduled payments.  While these indicators were evident earlier in the year, the impact of consumer performance issues was much more pronounced in the second half of fiscal 2008.  Due to this change in the credit environment as well as the deterioration in used vehicle prices, we recorded higher charge-offs in the second half of fiscal 2008 and increased our allowance for credit losses.  These adverse developments were partially offset by the increase in our financing revenues.  In fiscal 2008 we had record financing volume of 1.4 million units on our retail and lease contracts and a record number of agreements issued on our insurance products of 1.5 million units.

Our financing operations reported a net loss of $345 million during fiscal 2008 compared to net income of $319 million during fiscal 2007.  Results were adversely impacted by higher interest expense due to unrealized losses on our derivatives and to a lesser extent, higher outstanding debt balances.  The net loss also resulted from a higher provision for credit losses resulting from the effect of the softening U.S. economy as discussed above.

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

Overall, our capital position decreased by $251 million bringing total equity to $4.8 billion at March 31, 2008.  Our debt-to-equity positions were 14.28 and 11.65 at March 31, 2008 and 2007, respectively.

FINANCING OPERATIONS

Results of Operations

Fiscal 2008 compared to Fiscal 2007

	Percentage change
	Fiscal 2008 versus Fiscal 2007	Fiscal 2007 versus Fiscal 2006
	As Currently Restated	As Previously Restated
Financing Revenues:
Operating lease	22%	33%
Retail financing[1]	23%	24%
Dealer financing	18%	36%
Total financing revenues	22%	30%

Depreciation on operating leases	23%	32%
Interest expense	56%	71%
Net financing revenues	(46%)	(14%)

1 Includes direct finance lease revenues.

Net financing revenues decreased 46 percent during fiscal 2008 compared to fiscal 2007.  Our net financing revenues were affected by the increase in interest expense due to higher unrealized losses on our derivatives used to manage interest rate risk and to a lesser extent, higher outstanding debt portfolio.  This was partially offset by the increase in finance receivables and higher portfolio yields on our finance receivables.  Refer to the “Interest Expense” section within this MD&A for further discussion regarding interest expense.  Our financing revenues were influenced as follows:

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

Net Earning Assets and Vehicle Financing Volume

The composition of our net earning assets is summarized below (dollars in millions):

	As of March 31,			% Change
	2008	2007	2006	2008 to 2007	2007 to 2006
Net earning assets
Finance receivables, net
Retail finance receivables, net[1]	$43,769	$39,033	$34,748	12%	12%
Dealer financing, net	11,712	8,829	7,274	33%	21%
Total finance receivables, net	55,481	47,862	42,022	16%	14%
Investments in operating leases, net	18,656	16,493	12,869	13%	28%
Net earning assets	$74,137	$64,355	$54,891	15%	17%

Average original contract terms:
Leasing[2]	42 months	43 months	44 months
Retail financing[3]	61 months	61 months	60 months

Dealer financing
(Number of dealers serviced)
Toyota and Lexus Dealers[4]	851	787	728	8%	8%
Vehicle dealers outside of the Toyota/Lexus dealer network	484	409	374	18%	9%
Total number of dealers receiving vehicle wholesale financing	1,335	1,196	1,102	12%	9%

Dealer inventory financed (units in thousands)	264	220	170	20%	29%

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

TAXES

Our effective tax rate was 41 percent and 35 percent during fiscal 2008 and fiscal 2007, respectively. We note that for fiscal 2008 TMCC had a pre-tax book loss resulting in a tax benefit for the year.  This tax benefit was further increased by federal and state hybrid vehicle tax credits.

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
	As Previously Restated
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

We maintain a shelf registration with the Securities and Exchange Commission (“SEC”) to provide for the issuance of debt securities in the U.S. capital markets to both retail and institutional investors. We qualify as a well-known seasoned issuer under SEC rules, and as a result, we may issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2009.  Our EMTN program provides for the issuance of debt securities in the international capital markets.  In September 2007, TMCC renewed its EMTN program for a one year period.  TMCC’s affiliates, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”) joined the EMTN program as issuers.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding from time to time was increased from $30 billion to €40 billion, or the equivalent in other currencies, of which €17 billion was available for issuance at April 30, 2008.  The authorized amount will be shared among all EMTN Issuers.  The EMTN program may be expanded from time to time to allow for the continued use of this source of funding.  In addition, we may issue bonds in the international capital markets that are not issued under our U.S. and EMTN programs.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture, and debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement, both of which contain customary terms and conditions.  Our ability to issue debt securities in the U.S. and international capital markets was temporarily delayed by our restatements.

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

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	March 31,
	2008	2007
	As Currently Restated	As Previously Restated
Derivative assets	$3,189	$1,529
Less: Collateral held[1]	1,656	291
Derivative assets, net of collateral	$1,533	$1,238

Derivative liabilities	$1,101	$97

[1] Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in Item 7A., “Quantitative and Qualitative Disclosures About Market Risk”.

The following table summarizes the composition of our derivatives portfolio (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
March 31, 2008
(As Currently Restated)
Pay-float swaps[1]	$22,200	$23,240	$45,440	$3,892	($255)
Pay-fixed swaps	-	51,863	51,863	6	(1,555)
Interest rate caps	-	295	295	-	-
Counterparty netting	-	-	-	(709)	709
Total	$22,200	$75,398	$97,598	$3,189	($1,101)

March 31, 2007
(As Previously Restated)
Pay-float swaps[1]	$21,036	$14,537	$35,573	$1,417	($112)
Pay-fixed swaps	-	42,126	42,126	121	-
Interest rate caps	-	945	945	6	-
Counterparty netting	-	-	-	(15)	15
Total	$21,036	$57,608	$78,644	$1,529	($97)

1 Includes cross-currency interest rate swaps and currency basis swaps.

Interest Expense

The following table summarizes the components of interest expense (dollars in millions):

	Years ended March 31,
	2008	2007	2006
	As Currently Restated	As Previously Restated	As Previously Restated
Interest expense on debt	$3,000	$2,561	$1,792
Amortization of basis adjustments on debt	(32)	(72)	(128)
Unrealized loss (gain) from hedge accounting derivatives	33	(78)	(60)
Net interest realized on hedge accounting derivatives	246	278	112
Amortization of debt issue costs	63	57	43
Ineffectiveness related to hedge accounting derivatives	(4)	15	4
Interest expense excluding non-hedge accounting results	3,306	2,761	1,763
Net result from non-hedge accounting	845	(99)	(202)
Total interest expense	$4,151	$2,662	$1,561

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

 The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense (dollars in millions):

	Years ended March 31,
	2008	2007	2006
	As Currently Restated	As Previously Restated	As Previously Restated
Currency basis swaps unrealized (gain)/loss	($152)	($127)	$114
Foreign currency transaction loss/(gain)	174	127	(115)
Net interest realized on non-hedge accounting derivatives	(119)	(344)	(260)
Unrealized loss on non-hedge accounting derivatives
Interest rate swaps	930	242	51
Interest rate caps	12	3	7
Other	-	-	1
Net result from non-hedge accounting	$845	($99)	($202)

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

Following are the portions of Management’s Discussion and Analysis of Financial Condition and Results of Operations previously included in our Form 10-Qs related to the quarterly periods in fiscal 2008 and 2007 that are impacted by the current and previous restatements.

QUARTER ENDED DECEMBER 31, 2007 and 2006

OPERATING SUMMARY

For the three and nine month periods ended December 31, 2007 and 2006

Our consolidated net loss was $99 million for the third quarter of fiscal 2008 compared to our consolidated net income of $121 million for the third quarter of fiscal 2007.  Our consolidated net income was $74 million for the first nine months of fiscal 2008 compared to $337 million for the first nine months of fiscal 2007.

Our financing operations reported net loss of $158 million for the third quarter of fiscal 2008 compared to our consolidated net income of $98 million for the third quarter of fiscal 2007.  Our financing operations reported net loss of $26 million for the first nine months of fiscal 2008 compared to net income of $274 million for the first nine months of fiscal 2007.

FINANCING OPERATIONS

Results of Operations

Fiscal 2008 compared to Fiscal 2007

	Percentage change fiscal 2008 versus fiscal 2007
	Three Months Ended December 31	Nine Months Ended December 31
	As Currently Restated	As Currently Restated
Operating lease	21%	23%
Direct finance lease	(39%)	(33%)
Retail financing	23%	27%
Dealer financing	22%	24%
Total financing revenues	21%	24%

Depreciation on operating leases	22%	24%
Interest expense	67%	45%
Net financing revenues	(61%)	(17%)

Net financing revenues decreased 61 percent and 17 percent during the third quarter and first nine months of fiscal 2008, respectively, compared to the same periods in fiscal 2007.  The decrease in our net financing revenues was impacted by the increase in total interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the outstanding components of our funding sources (dollars in millions):

	December 31, 2007	March 31, 2007
	As Previously Restated
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

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	December 31, 2007	March 31, 2007
	As Currently Restated	As Previously Restated
Derivative assets	$2,427	$1,529
Less: Collateral held[1]	908	291
Derivative assets, net of collateral	$1,519	$1,238

Derivative liabilities	$393	$97

[1]	Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in the “Counterparty Credit Risk” section below.

A summary of our net counterparty credit exposure by credit rating as of December 31, 2007 and March 31, 2007 (net of collateral held) is presented below (dollars in millions):

	December 31, 2007	March 31, 2007
	As Currently Restated	As Previously Restated
Credit Rating
AAA	$145	$226
AA	1,093	944
A	281	68
Total net counterparty credit exposure	$1,519	$1,238

The following table summarizes the composition of our derivatives portfolio (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities

December 31, 2007
(As Currently Restated)
Pay-float swaps [1]	$26,470	$14,703	$41,173	$2,547	($53)
Pay-fixed swaps	-	49,531	49,531	-	(460)
Interest rate caps	-	595	595	-	-
Counterparty netting	-	-	-	(120)	120
Total	$26,470	$64,829	$91,299	$2,427	($393)

March 31, 2007
(As Previously Restated)
Pay-float swaps [1]	$21,036	$14,537	$35,573	$1,417	($112)
Pay-fixed swaps	-	42,126	42,126	121	-
Interest rate caps	-	945	945	6	-
Counterparty netting	-	-	-	(15)	15
Total	$21,036	$57,608	$78,644	$1,529	($97)

December 31, 2006
(As Previously Restated)
Pay-float swaps [1]	$18,500	$15,018	$33,518	$1,546	($120)
Pay-fixed swaps	-	38,850	38,850	251	-
Interest rate caps	-	945	945	8	-
Counterparty netting	-	-	-	(15)	15
Total	$18,500	$54,813	$73,313	$1,790	($105)

1Includes cross-currency interest rate swaps and currency basis swaps.

INTEREST EXPENSE

The following table summarizes the components of interest expense for the three and nine months ended December 31, 2007 and 2006 (dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	As Currently Restated	As Previously Restated	As Currently Restated	As Previously Restated
Interest expense on debt	$769	$669	$2,227	$1,849
Amortization of basis adjustments on debt	(7)	(17)	(27)	(54)
Net interest realized on hedge accounting derivatives	102	83	290	172
Amortization of debt issue costs	19	15	51	41
Ineffectiveness related to hedge accounting derivatives	(4)	(2)	(6)	8
Interest expense excluding non-hedge accounting results	879	748	2,535	2,016
Net result from non-hedge accounting	235	(80)	242	(96)
Total interest expense	$1,114	$668	$2,777	$1,920

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

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense for the three and nine months ended December 31, 2007 and 2006 (dollars in millions):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	As Currently Restated		As Currently Restated
Currency basis swaps unrealized (gain)	($24)	($50)	($71)	($123)
Foreign currency transaction loss	18	49	78	122
Net interest realized on non-hedge accounting derivatives	(45)	(93)	(163)	(267)
Unrealized loss/(gain) on non-hedge accounting derivatives:
Interest rate swaps	293	12	385	172
Interest rate caps	(7)	2	13	-
Net result from non-hedge accounting	$235	($80)	$242	($96)

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
	As Previously Restated
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
	As Previously Restated
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
	As Previously Restated
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
	As Previously Restated
Credit Rating
AAA	$366	$226
AA	1,199	944
A	238	68
Total net counterparty credit exposure	$1,803	$1,238

The following table summarizes the composition of our derivatives portfolio (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
	As Previously Restated
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
	As Previously Restated

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
	As Previously Restated
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
As Previously Restated
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
	As Previously Restated
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
	As Previously Restated
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
	As Previously Restated
Credit Rating
AAA	$223	$226
AA	1,010	944
A	122	68
Total net counterparty credit exposure	$1,355	$1,238

The following table summarizes the composition of our derivatives portfolio (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
	As Previously Restated
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
	As Previously Restated
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
	As Previously Restated
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
	As Previously Restated
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

A summary of the unrealized gains and losses on equity investments included in our other comprehensive income assuming a 10 percent and 20 percent adverse change in market prices is presented below (dollars in millions)1:

	March 31,
	2008	2007
Cost	$331	$523
Fair market value	$333	$600
Unrealized gain/(loss), net of tax	$1	$48
With estimated 10 percent adverse change, net of tax	($19)	$11
With estimated 20 percent adverse change, net of tax	($40)	($26)

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

A summary of the net counterparty credit exposure by credit rating as of March 31, 2008 and 2007 (net of collateral held) is presented below (dollars in millions):

	March 31,
	2008	2007
	As Currently Restated	As Previously Restated
Credit Rating
AAA	$191	$226
AA	900	944
A	442	68
Total net counterparty credit exposure	$1,533	$1,238

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

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
June 6, 2008, except for the effects of the
restatements described in Note 1 to the
consolidated financial statements, which
are as of July 30, 2008

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	March 31,
	2008	2007
	As Currently Restated	As Previously Restated
ASSETS

Cash and cash equivalents	$736	$1,329
Investments in marketable securities	1,948	1,465
Finance receivables, net	55,481	47,862
Investments in operating leases, net	18,656	16,493
Other assets	3,577	2,231
Total assets	$80,398	$69,380

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$68,266	$58,596
Deferred income taxes	3,120	3,132
Other liabilities	4,232	2,621
Total liabilities	75,618	64,349

Commitments and contingencies (Note 16)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized; issued and outstanding 91,500 in 2008 and 2007)	915	915
Accumulated other comprehensive income	-	52
Retained earnings	3,865	4,064
Total shareholder's equity	4,780	5,031
Total liabilities and shareholder's equity	$80,398	$69,380

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)

	Fiscal Years Ended March 31,
	2008	2007	2006
	As Currently Restated	As Previously Restated	As Previously Restated
Financing revenues:
Operating lease	$4,433	$3,624	$2,726
Retail financing	3,112	2,539	2,053
Dealer financing	647	547	402
Total financing revenues	8,192	6,710	5,181

Depreciation on operating leases	3,299	2,673	2,027
Interest expense	4,151	2,662	1,561
Net financing revenues	742	1,375	1,593

Insurance earned premiums and contract revenues	385	334	288
Investment and other income	301	252	116
Net financing revenues and other revenues	1,428	1,961	1,997

Provision for credit losses	809	410	305
Expenses:
Operating and administrative	841	758	712
Insurance losses and loss adjustment expenses	158	126	115
Total provision for credit losses and expenses	1,808	1,294	1,132

(Loss) income before (benefit) provision for income taxes	(380)	667	865
(Benefit) provision for income taxes	(157)	233	321

Net (loss) income	($223)	$434	$544

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
(Dollars in millions)

	Capital Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total
BALANCE AT MARCH 31, 2005	$915	$46	$3,283	$4,244
Net income for the year ended March 31, 2006 (As Previously Restated)	-	-	544	544
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $9 million	-	18	-	18
Reclassification adjustment for net gain included in net income, net of tax provision of $2 million	-	(4)	-	(4)
Total comprehensive income (As Previously Restated)	-	14	544	558

Advances to TFSA	-	-	(24)	(24)
Reclassification to re-establish receivable due from TFSA	-	-	96	96
Dividends	-	-	(115)	(115)
BALANCE AT MARCH 31, 2006 (As Previously Restated)	$915	$60	$3,784	$4,759

Net income for the year ended March 31, 2007 (As Previously Restated)	-	-	434	434
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $4 million	-	10	-	10
Reclassification adjustment for net gain included in net income, net of tax provision of $10 million	-	(18)	-	(18)
Total comprehensive income (As Previously Restated)	-	(8)	434	426

Advances to TFSA	-	-	(24)	(24)
Dividends	-	-	(130)	(130)
BALANCE AT MARCH 31, 2007 (As Previously Restated)	$915	$52	$4,064	$5,031

Net loss for the year ended March 31, 2008 (As Currently Restated)	-	-	(223)	(223)
Net unrealized loss on available-for-sale marketable securities, net of tax benefit of $16 million	-	(27)	-	(27)
Reclassification adjustment for net gain included in net income, net of tax provision of $14 million	-	(25)	-	(25)
Total comprehensive loss (As Currently Restated)	-	(52)	(223)	(275)

Advances to TFSA	-	-	(3)	(3)
Reclassification to re-establish receivable due from TFSA (Note 17)	-	-	27	27
BALANCE AT MARCH 31, 2008 (As Currently Restated)	$915	$-	$3,865	$4,780

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

	Fiscal Years Ended
	2008	2007	2006
	As Currently Restated	As Previously Restated	As Previously Restated
Cash flows from operating activities:
Net (loss) income	($223)	$434	$544
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash impact of hedging activities	952	119	(126)
Depreciation and amortization	3,957	3,263	2,484
Recognition of deferred income	(896)	(682)	(469)
Provision for credit losses	809	410	305
Gain from sale of marketable securities	(71)	(71)	(3)
(Increase) decrease in other assets	(365)	(353)	132
Increase (decrease) in amounts held under reciprocal collateral arrangements	1,365	40	(731)
Increase (decrease) in deferred income taxes	19	732	(188)
Increase in other liabilities	687	279	203
Net cash provided by operating activities	6,234	4,171	2,151

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,813)	(1,363)	(1,632)
Disposition of investments in marketable securities	1,313	1,114	1,408
Acquisition of finance receivables	(26,466)	(22,490)	(19,848)
Collection of finance receivables	20,081	17,521	15,314
Net change in wholesale receivables	(1,853)	(1,220)	(207)
Acquisition of investments in operating leases	(8,655)	(8,548)	(7,809)
Disposals of investments in operating leases	3,394	2,431	2,362
Net change in revolving notes from affiliates	(409)	-	-
Advances to affiliate	(270)	-	-
Net cash used in investing activities	(14,678)	(12,555)	(10,412)

Cash flows from financing activities:
Proceeds from issuance of debt	21,914	16,286	13,328
Payments on debt	(15,159)	(9,882)	(6,601)
Net change in commercial paper	965	2,648	1,689
Net advances from TFSA (Note 17)	131	(24)	(24)
Dividends paid	-	(130)	(115)
Net cash provided by financing activities	7,851	8,898	8,277

(Decrease) increase in cash and cash equivalents	(593)	514	16

Cash and cash equivalents at the beginning of the period	1,329	815	799
Cash and cash equivalents at the end of the period	$736	$1,329	$815

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results
We are restating our historical financial statements for the fiscal years ended March 31, 2008, 2007 and 2006 and the quarters in fiscal years ended March 31, 2008 and 2007 in this document.   This annual report on Form 10-K/A reflects two restatements.  The restatements arose from management’s determination that TMCC had made errors relating to non-cash items resulting in certain debt and derivative transactions denominated in foreign currencies not being recorded properly.  We identified the error which led to the previous restatement subsequent to the filing on June 6, 2008 of our Form 10-K for the fiscal year ended March 31, 2008 during the process of implementing a new debt and derivative accounting system in an attempt to remedy an internal control deficiency we had previously identified.  That error is described below under “Previous Restatement.”  We identified the error which led to the current restatement during the preparation of our Form 10-Q footnote disclosures for the quarter ended June 30, 2008 subsequent to the filing of our previous restatement on Form 10-K/A.  The error which led to the current restatement occurred in a different process than the error identified in the previous restatement reflected in the Form 10-K/A filed on July 21, 2008.  The previous error related to the summation of amounts to determine the market value of debt whereas this error was isolated to the recording of the market values of certain derivatives.  The error which led to the current restatement is described below under “Current Restatement.”

Current Restatement

We fund our operating activities using many different types of notes payable and provide funding assistance to certain affiliates to support their operations.  Certain of these transactions are denominated in foreign currencies.  At the time of funding and note issuance or loan origination, we enter into derivative transactions to hedge the interest rate and foreign currency exposure in the note payable or loan receivable.  During the preparation of our Form 10-Q footnote disclosures for the quarter ended June 30, 2008, we examined market values used for certain foreign currency derivatives relating to loans to an affiliate because the relationship of the derivatives’ value to the related foreign currency loan receivables’ value did not appear correct.  Upon further investigation, we determined that an error had been made in recording the derivatives’ market values.  The error was confined to a single type of foreign exchange forward transactions relating to loans to an affiliate for which valuations were incorrectly recorded as foreign exchange forward purchases rather than foreign exchange forward sales.  The error resulted in these derivatives being incorrectly recorded in a gain position as compared to a loss position resulting in an understatement of interest expense.  The error, which originated in the quarter ended December 31, 2007, was not a result of misapplication of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS 133”) but instead arose from control deficiencies.  The effect of the error was to overstate other assets and understate interest expense in the third and fourth quarters of the fiscal year ended March 31, 2008.  The aggregate effect of this error for the fiscal year ended March 31, 2008 is a $27 million increase in our net loss previously reported on July 21, 2008.

In order to correct the valuation error described above, we are restating our consolidated financial statements for the fiscal year ended March 31, 2008 and for the third and fourth quarters in the fiscal year ended March 31, 2008.

Previous Restatement
The previous restatement related to certain instances where market values of the foreign currency denominated debt were incorrectly recorded resulting in an understatement of debt and interest expense.  The error was not a result of misapplication of SFAS 133 but instead was clerical in nature relating to certain manual processes.  The cumulative effect of the error was to understate debt and interest expense in each quarter beginning in the fiscal year ended March 31, 2005 when we began entering into these types of transactions.  The impact of the error relating to fiscal year ended March 31, 2005 was considered inconsequential and as such the correction of this error has been recorded in the fiscal year ended March 31, 2006.  Therefore, our financial statements for the fiscal year ended March 31, 2005 have not been restated.  The effect of correcting this error was to increase net loss by $81 million for fiscal year ended March 31, 2008 and to decrease net income by $11 million and $32 million for the fiscal years ended March 31, 2007 and 2006, respectively.

The previous restatement also included the impact of certain other errors relating to the accounting for debt and derivative transactions.  These errors, which were previously determined to be not material to any previously issued financial statements, had been identified and corrected on a cumulative basis during the fiscal years ended March 31, 2008, 2007, and 2006.  As part of the restatement of our consolidated financial statements, we have reversed these cumulative adjustments and have instead recorded the correction of these errors in the periods to which the errors relate.  In order to correct the errors noted above, we previously restated our consolidated financial statements for the years ended March 31, 2008, 2007 and 2006 and the quarters in fiscal years ended March 31, 2008 and 2007 as reported in a Form 10-K/A filed on July 21, 2008.  The impact of reversing the previously recorded cumulative adjustments and recording the correction in the periods to which they related increased our net loss by $8 million for the fiscal year ended March 31, 2008, increased our net income by $13 million for the fiscal year ended March 31, 2007, and decreased our net income by $4 million for the fiscal year ended March 31, 2006.

For the impact of the current and previous restatements on the quarterly financial information, refer to Note 19 – Quarterly Financial Data (Unaudited).  In addition, certain disclosures in the following notes have been restated consistent with the financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (Continued)

The following tables set forth the effects of the current as well as the previous restatement adjustments on the affected line items within our previously reported Consolidated Balance Sheet as of March 31, 2008 and 2007, and Consolidated Statements of Income and of Shareholder’s Equity for the fiscal years ended March 31, 2008, 2007 and 2006.  Because the errors corrected in the restatements were non-cash in nature, they had no impact on our total net cash provided by operating activities in the consolidated statement of cash flows.

CONSOLIDATED BALANCE SHEET (Dollars in millions)

	March 31, 2008			March 31, 2007
	As Originally Reported	As Previously Restated	As Currently Restated	As Originally Reported	As Previously Restated
ASSETS
Other assets	$3,600	$3,599	$3,577	$2,219	$2,231
Total assets	$80,421	$80,420	$80,398	$69,368	$69,380

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY
Debt	$68,066	$68,266	$68,266	$58,529	$58,596
Deferred income taxes	$3,216	$3,138	$3,120	$3,153	$3,132
Other liabilities	$4,209	$4,209	$4,232	$2,621	$2,621
Total liabilities	$75,491	$75,613	$75,618	$64,303	$64,349
Retained earnings	$4,015	$3,892	$3,865	$4,098	$4,064
Total shareholder's equity	$4,930	$4,807	$4,780	$5,065	$5,031
Total liabilities and shareholder's equity	$80,421	$80,420	$80,398	$69,368	$69,380

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (Continued)

CONSOLIDATED STATEMENTS OF INCOME (Dollars in millions)

	2008			2007		2006
	As Originally Reported	As Previously Restated	As Currently Restated	As Originally Reported	As Previously Restated	As Originally Reported	As Previously Restated
Interest expense	$3,960	$4,106	$4,151	$2,666	$2,662	$1,502	$1,561
Net financing revenues	$933	$787	$742	$1,371	$1,375	$1,652	$1,593
Net financing revenues and other revenues	$1,619	$1,473	$1,428	$1,957	$1,961	$2,056	$1,997
(Loss) income before (benefit) provision for income taxes	($189)	($335)	($380)	$663	$667	$924	$865
(Benefit) provision for income taxes	($82)	($139)	($157)	$231	$233	$344	$321
Net (loss) income	($107)	($196)	($223)	$432	$434	$580	$544

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (Continued)

CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (Dollars in millions)

	As Originally Reported	Previous Adjustment	As Previously Restated	Current Adjustment	As Currently Restated
Net income for the year ended March 31, 2006	$580	($36)	$544	-	$544
Total comprehensive income	$594	($36)	$558	-	$558
BALANCE AT MARCH 31, 2006	$4,795	($36)	$4,759	-	$4,759

Net income for the year ended March 31, 2007	$432	$2	$434	-	$434
Total comprehensive income	$424	$2	$426	-	$426
BALANCE AT MARCH 31, 2007	$5,065	($34)	$5,031	-	$5,031

Net loss for the year ended March 31, 2008	($107)	($89)	($196)	($27)	($223)
Total comprehensive loss	($159)	($89)	($248)	($27)	($275)
BALANCE AT MARCH 31, 2008	$4,930	($123)	$4,807	($27)	$4,780

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Restated Financial Results (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in millions)

	2008			2007		2006
	As Originally Reported	As Previously Restated	As Currently Restated	As Originally Reported	As Previously Restated	As Originally Reported	As Previously Restated
Cash flows from operating activities:
Net (loss) income	($107)	($196)	($223)	$432	$434	$580	$544
Non-cash impact of hedging activities	$774	$907	$952	$111	$119	($185)	($126)
(Increase) decrease in other assets	($378)	($365)	($365)	($341)	($353)	$132	$132
Increase (decrease) in deferred income taxes	$94	$37	$19	$730	$732	($165)	($188)
Increase in other liabilities	$687	$687	$687	$279	$279	$203	$203
Net cash provided by operating activities	$6,234	$6,234	$6,234	$4,171	$4,171	$2,151	$2,151
Cash flows from financing activities:
Proceeds from issuance of debt	$21,914	$21,914	$21,914	$16,286	$16,286	$13,328	$13,328
Payments on debt	($15,159)	($15,159)	($15,159)	($9,882)	($9,882)	($6,601)	($6,601)
Net cash provided by financing activities	$7,851	$7,851	$7,851	$8,898	$8,898	$8,277	$8,277

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Interest Expense and Derivatives and Hedging Activities

The following table summarizes the components of interest expense (dollars in millions):

	Years ended March 31,
	2008	2007	2006
	As Currently Restated	As Previously Restated	As Previously Restated
Interest expense on debt	$3,000	$2,561	$1,792
Amortization of basis adjustments on debt	(32)	(72)	(128)
Unrealized gain from hedge accounting derivatives	33	(78)	(60)
Net interest realized on hedge accounting derivatives	246	278	112
Amortization of debt issue costs	63	57	43
Ineffectiveness related to hedge accounting derivatives	(4)	15	4
Interest expense excluding non-hedge accounting results	3,306	2,761	1,763
Net result from non-hedge accounting	845	(99)	(202)
Total interest expense	$4,151	$2,662	$1,561

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense (dollars in millions):

	Years Ended March 31,
	2008	2007	2006
	As Currently Restated	As Previously Restated	As Previously Restated
Currency basis swaps unrealized (gain)/loss	($152)	($127)	$114
Foreign currency transaction loss/(gain)	174	127	(115)
Net interest realized on non-hedge accounting derivatives	(119)	(344)	(260)
Unrealized loss on non-hedge accounting derivatives
Interest rate swaps	930	242	51
Interest rate caps	12	3	7
Other	-	-	1
Net result from non-hedge accounting	$845	($99)	($202)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Interest Expense and Derivatives and Hedging Activities (Continued)

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	March 31,
	2008	2007
	As Currently Restated	As Previously Restated
Derivative assets	$3,189	$1,529
Less: Collateral held[1]	1,656	291
Derivative assets, net of collateral	$1,533	$1,238

Derivative liabilities	$1,101	$97

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Interest Expense and Derivatives and Hedging Activities (Continued)

A summary of the net counterparty credit exposure by credit rating as of March 31, 2008 and 2007 (net of collateral held) is presented below (dollars in millions):
	March 31,
	2008	2007
	As Currently Restated	As Previously Restated
Credit Rating
AAA	$191	$226
AA	900	944
A	442	68
Total net counterparty credit exposure	$1,533	$1,238

Note 10 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following (dollars in millions):

	March 31,
	2008	2007
	As Currently Restated	As Previously Restated
Other assets:
Derivative assets	$1,533	$1,238
Used vehicles held for sale[1]	277	132
Deferred charges	225	154
Income taxes receivable	386	342
Notes from affiliates	711	-
Other assets	445	365
Total other assets	$3,577	$2,231

Other liabilities:
Unearned insurance premiums and contract revenues	$1,312	$1,139
Accounts payable and accrued expenses	1,020	935
Derivative liabilities	1,101	97
Deferred income	302	263
Other liabilities	497	187
Total other liabilities	$4,232	$2,621

1 Primarily represents repossessed and off-lease vehicles.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows (dollars in millions):

			Weighted Average Contractual Interest Rates
	March 31,		March 31,
	2008	2007	2008	2007
	As Previously Restated
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
As Previously Restated
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

The carrying amounts and estimated fair values of our financial instruments are as follows (dollars in millions):

	March 31,
	2008		2007
	As Currently Restated		As Previously Restated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Balance sheet financial instruments:

Assets:
Cash and cash equivalents	$736	$736	$1,329	$1,329
Investments in marketable securities	$1,948	$1,948	$1,465	$1,465
Finance receivables, net[1]	$55,000	$55,511	$47,158	$46,567
Derivative assets	$1,533	$1,533	$1,238	$1,238

Liabilities:
Debt	$68,266	$68,580	$58,596	$58,390
Derivative liabilities	$1,101	$1,101	$97	$97

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Income Tax Provision

The provision for income taxes consisted of the following (dollars in millions):

	Years Ended March 31,
	2008	2007	2006
	As Currently Restated	As Previously Restated	As Previously Restated
Current
Federal, net of foreign tax credit	$4	($440)	$464
State	(17)	(61)	34
Foreign	4	2	10
Total current	(9)	(499)	508
Deferred
Federal	(119)	638	(381)
State	(29)	94	194
Total deferred	(148)	732	(187)
(Benefit) provision for income taxes	($157)	$233	$321

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years Ended March 31,
	2008	2007	2006
	As Currently Restated	As Previously Restated	As Previously Restated
Provision for income taxes at U.S. federal statutory tax rate	35.00%	35.00%	35.00%
State and local taxes (net of federal tax benefit)	5.32%	3.73%	3.82%
Other[1]	1.03%	(3.85%)	(1.76%)
Effective tax rate[2]	41.35%	34.88%	37.06%

[1] Includes deferred tax benefit due to reduced effective state tax rate and hybrid credit for the years ended March 31, 2007 and 2006.
[2] The effective tax rate at March 31, 2008 represents a tax benefit. The effective tax rates at March 31, 2007 and 2006 represent tax provision expenses.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Income Tax Provision (Continued)

The deferred federal and state income tax liabilities are as follows (dollars in millions):

	March 31,
	2008	2007
	As Currently Restated	As Previously Restated
Federal	$2,750	$2,774
State	370	358
Net deferred income tax liability	$3,120	$3,132

Our deferred tax liabilities and assets consisted of the following (dollars in millions):

	March 31,
	2008	2007
	As Currently Restated	As Previously Restated
Liabilities:
Lease transactions	$3,697	$3,227
State taxes	285	257
Mark-to-market of investments in marketable securities and derivatives	1	31
Other	-	108
Deferred tax liabilities	3,983	3,623

Assets:
Provision for losses	354	262
Deferred costs and fees	92	90
Net operating loss and tax credit carryforwards	331	152
Other	92	-
Deferred tax assets	869	504
Valuation allowance	(6)	(13)
Net deferred tax assets	863	491

Net deferred income tax liability	$3,120	$3,132

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

Our effective tax rate was 41.35 percent and 34.88 percent during fiscal 2008 and fiscal 2007, respectively.  We note that for fiscal 2008 TMCC had a pre-tax book loss resulting in a tax benefit for the year.  This tax benefit was further increased by federal and state hybrid vehicle tax credits.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Commitments and Contingencies (Continued)

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in January 2007, claims that the Company's post-repossession notice failed to comply with the Reese-Levering Automobile Sales Finance Act of California ("Reese-Levering").  An additional cross-complaint alleging a class action in the Superior Court of California San Francisco County, Aquilar and Smith v. Toyota Motor Credit Corporation, filed in February 2008, contains similar allegations claiming that the Company's post-repossession notices failed to comply with Reese-Levering.  The plaintiffs are seeking injunctive relief, restitution and/or disgorgement, as well as damages in the Aquilar matter.  The Company has filed a petition to consolidate these cases as they present nearly identical questions of law and fact.  The Company believes it has strong defenses to these claims.

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

Financial information for our reportable operating segments for the years ended or at March 31 is summarized as follows (dollars in millions):

	Finance Operations	Insurance Operations	Other	Total
	As Currently Restated			As Currently Restated
Fiscal 2008:
Gross revenues	$8,042	$557	$279	$8,878
Less:
Depreciation on operating leases	3,144	-	155	3,299
Interest expense	4,089	-	62	4,151
Provision for credit losses	799	-	10	809
Operating and administrative expenses	658	157	26	841
Insurance losses and loss adjustment expenses	-	158	-	158
(Benefit) provision for income taxes	(254)	87	10	(157)
Net (loss) income	($394)	$155	$16	($223)

Total assets	$76,714	$2,450	$1,234	$80,398

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Segment Information (Continued)

	Finance Operations	Insurance Operations	Other	Total
	As Previously Restated			As Previously Restated
Fiscal 2007:
Gross revenues	$6,565	$494	$237	$7,296
Less:
Depreciation on operating leases	2,529	-	144	2,673
Interest expense	2,620	-	42	2,662
Provision for credit losses	407	-	3	410
Operating and administrative expenses	587	144	27	758
Insurance losses and loss adjustment expenses	-	126	-	126
Provision for income taxes	143	83	7	233
Net income	$279	$141	$14	$434

Total assets	$66,130	$2,084	$1,166	$69,380

Fiscal 2006:
Gross revenues	$5,031	$346	$208	$5,585
Less:
Depreciation on operating leases	1,891	-	136	2,027
Interest expense	1,530	-	31	1,561
Provision for credit losses	302	-	3	305
Operating and administrative expenses	570	125	17	712
Insurance losses and loss adjustment expenses	-	115	-	115
Provision for income taxes	279	34	8	321
Net income	$459	$72	$13	$544

Total assets	$55,913	$1,591	$757	$58,261

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

The following tables set forth our quarterly financial data for fiscal 2008 and 2007, including the effects of the restatements described in Note 1 – Restated Financial Results.

BALANCE SHEET (Dollars in millions)

	December 31, 2007					December 31, 2006
	As Originally Reported	Previous Adjustment	As Previously Restated	Current Adjustment	As Currently Restated	As Originally Reported	Previous Adjustment	As Previously Restated
ASSETS

Cash and cash equivalents	$3,274	$-	$3,274	$-	$3,274	$1,615	$-	$1,615
Investments in marketable securities	1,408	-	1,408	-	1,408	1,286	-	1,286
Finance receivables, net	53,491	-	53,491	-	53,491	46,149	-	46,149
Investments in operating leases, net	18,272	-	18,272	-	18,272	15,873	-	15,873
Other assets	3,913	7	3,920	(4)	3,916	1,939	3	1,942
Total assets	$80,358	$7	$80,365	($4)	$80,361	$66,862	$3	$66,865

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$68,270	$135	$68,405	$-	$68,405	$56,347	$58	$56,405
Deferred income taxes	3,298	(50)	3,248	(4)	3,244	2,974	(22)	2,952
Other liabilities	3,607	-	3,607	5	3,612	2,512	-	2,512
Total liabilities	75,175	85	75,260	1	75,261	61,833	36	61,869

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized; issued and outstanding 91,500 in 2008 and 2007)	915	-	915	-	915	915	-	915
Accumulated other comprehensive income	28	-	28	-	28	79	-	79
Retained earnings	4,240	(78)	4,162	(5)	4,157	4,035	(33)	4,002
Total shareholder's equity	5,183	(78)	5,105	(5)	5,100	5,029	(33)	4,996
Total liabilities and shareholder's equity	$80,358	$7	$80,365	($4)	$80,361	$66,862	$3	$66,865

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

BALANCE SHEET (Dollars in millions)

	September 30, 2007			September 30, 2006
	As Originally Reported	Previous Adjustment	As Previously Restated	As Originally Reported	Previous Adjustment	As Previously Restated
ASSETS

Cash and cash equivalents	$2,099	$-	$2,099	$2,174	$-	$2,174
Investments in marketable securities	1,657	-	1,657	1,130	-	1,130
Finance receivables, net	50,777	-	50,777	43,678	-	43,678
Investments in operating leases, net	17,956	-	17,956	15,321	-	15,321
Other assets	3,730	6	3,736	1,757	2	1,759
Total assets	$76,219	$6	$76,225	$64,060	$2	$64,062

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$64,385	$119	$64,504	$53,702	$53	$53,755
Deferred income taxes	3,262	(41)	3,221	2,901	(20)	2,881
Other liabilities	3,268	(8)	3,260	2,480	-	2,480
Total liabilities	70,915	70	70,985	59,083	33	59,116

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized; issued and outstanding 91,500 in 2008 and 2007)	915	-	915	915	-	915
Accumulated other comprehensive income	69	-	69	61	-	61
Retained earnings	4,320	(64)	4,256	4,001	(31)	3,970
Total shareholder's equity	5,304	(64)	5,240	4,977	(31)	4,946
Total liabilities and shareholder's equity	$76,219	$6	$76,225	$64,060	$2	$64,062

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

BALANCE SHEET (Dollars in millions)

	June 30, 2007			June 30, 2006
	As Originally Reported	Previous Adjustment	As Previously Restated	As Originally Reported	Previous Adjustment	As Previously Restated
ASSETS

Cash and cash equivalents	$2,253	$-	$2,253	$1,288	$-	$1,288
Investments in marketable securities	1,495	-	1,495	1,051	-	1,051
Finance receivables, net	49,178	-	49,178	43,073	-	43,073
Investments in operating leases, net	17,274	-	17,274	14,142	-	14,142
Other assets	2,393	4	2,397	2,210	1	2,211
Total assets	$72,593	$4	$72,597	$61,764	$1	$61,765

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$61,162	$112	$61,274	$51,560	$44	$51,604
Deferred income taxes	3,273	(40)	3,233	2,892	(17)	2,875
Other liabilities	2,878	(4)	2,874	2,354	-	2,354
Total liabilities	67,313	68	67,381	56,806	27	56,833

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized; issued and outstanding 91,500 in 2008 and 2007)	915	-	915	915	-	915
Accumulated other comprehensive income	63	-	63	54	-	54
Retained earnings	4,302	(64)	4,238	3,989	(26)	3,963
Total shareholder's equity	5,280	(64)	5,216	4,958	(26)	4,932
Total liabilities and shareholder's equity	$72,593	$4	$72,597	$61,764	$1	$61,765

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

INCOME STATEMENT (Dollars in millions)

	Three Months Ended March 31, 2008					Three Months Ended March 31, 2007
	As Originally Reported	Previous Adjustment	As Previously Restated	Current Adjustment	As Currently Restated	As Originally Reported	Previous Adjustment	As Previously Restated
Financing revenues:
Operating lease	$1,178	$-	$1,178	$-	$1,178	$981	$-[1]	$981
Direct financing lease	14	-	14	-	14	23	-	23
Retail financing	798	-	798	-	798	663	-	663
Dealer financing	154	-	154	-	154	150	-	150
Total financing revenues	2,144	-	2,144	-	2,144	1,817	-	1,817

Depreciation on operating leases	881	-	881	-	881	727	-	727
Interest expense	1,265	73	1,338	36	1,374	742	-	742
Net financing revenues	(2)	(73)	(75)	(36)	(111)	348	-	348

Insurance earned premiums and contract revenues	100	-	100	-	100	88	-	88
Investment and other income	67	-	67	-	67	123	-	123
Net financing revenues and other revenues	165	(73)	92	(36)	56	559	-	559

Provision for credit losses	266	-	266	-	266	142	-	142
Expenses:
Operating and administrative	224	-	224	-	224	223	-	223
Insurance losses and loss adjustment expenses	41	-	41	-	41	31	-	31
Total provision for credit losses and expenses	531	-	531	-	531	396	-	396

(Loss) income before (benefit) provision for income taxes	(366)	(73)	(439)	(36)	(475)	163	-	163
(Benefit) provision for income taxes	(141)	(28)	(169)	(14)	(183)	65	1	66

Net (loss) income	($225)	($45)	($270)	($22)	($292)	$98	($1)	$97

1 In the three months ended March 31, 2007, the impact of the debt market value adjustment was completely offset by a $10 million reduction of interest expense to correct previously identified and recorded cumulative adjustments as described in Note 1 – Restated Financial Results.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

INCOME STATEMENT (Dollars in millions)

	Three Months Ended December 31, 2007					Three Months Ended December 31, 2006
	As Originally Reported	Previous Adjustment	As Previously Restated	Current Adjustment	As Currently Restated	As Originally Reported	Previous Adjustment	As Previously Restated
Financing revenues:
Operating lease	$1,136	$-	$1,136	$-	$1,136	$937	$-	$937
Direct financing lease	17	-	17	-	17	28	-	28
Retail financing	789	-	789	-	789	639	-	639
Dealer financing	167	-	167	-	167	137	-	137
Total financing revenues	2,109	-	2,109	-	2,109	1,741	-	1,741

Depreciation on operating leases	845	-	845	-	845	693	-	693
Interest expense	1,082	23[1]	1,105	9	1,114	664	4	668
Net financing revenues	182	(23)	159	(9)	150	384	(4)	380

Insurance earned premiums and contract revenues	97	-	97	-	97	84	-	84
Investment and other income	126	-	126	-	126	51	-	51
Net financing revenues and other revenues	405	(23)	382	(9)	373	519	(4)	515

Provision for credit losses	290	-	290	-	290	111	-	111
Expenses:
Operating and administrative	215	-	215	-	215	179	-	179
Insurance losses and loss adjustment expenses	39	-	39	-	39	31	-	31
Total provision for credit losses and expenses	544	-	544	-	544	321	-	321

(Loss) income before (benefit) provision for income taxes	(139)	(23)	(162)	(9)	(171)	198	(4)	194
(Benefit) provision for income taxes	(59)	(9)	(68)	(4)	(72)	75	(2)	73

Net (loss) income	($80)	($14)	($94)	($5)	($99)	$123	($2)	$121

1 Includes a $16 million reduction of interest expense to correct previously identified and recorded cumulative adjustments as described in
  Note 1 – Restated Financial Results.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

INCOME STATEMENT (Dollars in millions)

	Nine Months Ended December 31, 2007					Nine Months Ended December 31, 2006
	As Originally Reported	Previous Adjustment	As Previously Restated	Current Adjustment	As Currently Restated	As Originally Reported	Previous Adjustment	As Previously Restated
Financing revenues:
Operating lease	$3,255	$-	$3,255	$-	$3,255	$2,643	$-	$2,643
Direct financing lease	57	-	57	-	57	85	-	85
Retail financing	2,243	-	2,243	-	2,243	1,768	-	1,768
Dealer financing	493	-	493	-	493	397	-	397
Total financing revenues	6,048	-	6,048	-	6,048	4,893	-	4,893

Depreciation on operating leases	2,418	-	2,418	-	2,418	1,946	-	1,946
Interest expense	2,695	73	2,768	9	2,777	1,924	(4)	1,920
Net financing revenues	935	(73)	862	(9)	853	1,023	4	1,027

Insurance earned premiums and contract revenues	285	-	285	-	285	246	-	246
Investment and other income	234	-	234	-	234	129	-	129
Net financing revenues and other revenues	1,454	(73)	1,381	(9)	1,372	1,398	4	1,402

Provision for credit losses	543	-	543	-	543	268	-	268
Expenses:
Operating and administrative	617	-	617	-	617	535	-	535
Insurance losses and loss adjustment expenses	117	-	117	-	117	95	-	95
Total provision for credit losses and expenses	1,277	-	1,277	-	1,277	898	-	898

Income before provision for income taxes	177	(73)	104	(9)	95	500	4	504
Provision for income taxes	59	(29)	30	(4)	26	166	1	167

Net income	$118	($44)	$74	($5)	$69	$334	$3	$337

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

INCOME STATEMENT (Dollars in millions)

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	As Originally Reported	Previous Adjustment	As Previously Restated	As Originally Reported	Previous Adjustment	As Previously Restated
Financing revenues:
Operating lease	$1,090	$-	$1,090	$888	$-	$888
Direct financing lease	19	-	19	27	-	27
Retail financing	753	-	753	585	-	585
Dealer financing	162	-	162	130	-	130
Total financing revenues	2,024	-	2,024	1,630	-	1,630

Depreciation on operating leases	812	-	812	648	-	648
Interest expense	989	1[1]	990	760	8	768
Net financing revenues	223	(1)	222	222	(8)	214

Insurance earned premiums and contract revenues	96	-	96	83	-	83
Investment and other income	62	-	62	58	-	58
Net financing revenues and other revenues	381	(1)	380	363	(8)	355

Provision for credit losses	151	-	151	91	-	91
Expenses:
Operating and administrative	205	-	205	184	-	184
Insurance losses and loss adjustment expenses	40	-	40	31	-	31
Total provision for credit losses and expenses	396	-	396	306	-	306

(Loss) income before (benefit) provision for income taxes	(15)	(1)	(16)	57	(8)	49
(Benefit) provision for income taxes	(9)	(1)	(10)	15	(3)	12

Net (loss) income	($6)	$-	($6)	$42	($5)	$37

1 Includes a $3 million reduction of interest expense to correct previously identified and recorded cumulative adjustments as described in
   Note 1 – Restated Financial Results.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

INCOME STATEMENT (Dollars in millions)

	Six Months Ended September 30, 2007			Six Months Ended September 30, 2006
	As Originally Reported	Previous Adjustment	As Previously Restated	As Originally Reported	Previous Adjustment	As Previously Restated
Financing revenues:
Operating lease	$2,119	$-	$2,119	$1,706	$-	$1,706
Direct financing lease	40	-	40	57	-	57
Retail financing	1,454	-	1,454	1,129	-	1,129
Dealer financing	326	-	326	260	-	260
Total financing revenues	3,939	-	3,939	3,152	-	3,152

Depreciation on operating leases	1,573	-	1,573	1,253	-	1,253
Interest expense	1,613	50	1,663	1,260	(8)	1,252
Net financing revenues	753	(50)	703	639	8	647

Insurance earned premiums and contract revenues	188	-	188	162	-	162
Investment and other income	108	-	108	78	-	78
Net financing revenues and other revenues	1,049	(50)	999	879	8	887

Provision for credit losses	253	-	253	157	-	157
Expenses:
Operating and administrative	402	-	402	356	-	356
Insurance losses and loss adjustment expenses	78	-	78	64	-	64
Total provision for credit losses and expenses	733	-	733	577	-	577

Income before provision for income taxes	316	(50)	266	302	8	310
Provision for income taxes	118	(20)	98	91	3	94

Net income	$198	($30)	$168	$211	$5	$216

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

INCOME STATEMENT (Dollars in millions)

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	As Originally Reported	Previous Adjustment	As Previously Restated	As Originally Reported	Previous Adjustment	As Previously Restated
Financing revenues:
Operating lease	$1,029	$-	$1,029	$818	$-	$818
Direct financing lease	21	-	21	30	-	30
Retail financing	701	-	701	544	-	544
Dealer financing	164	-	164	130	-	130
Total financing revenues	1,915	-	1,915	1,522	-	1,522

Depreciation on operating leases	761	-	761	605	-	605
Interest expense	624	49	673	500	(16)	484
Net financing revenues	530	(49)	481	417	16	433

Insurance earned premiums and contract revenues	92	-	92	79	-	79
Investment and other income	46	-	46	20	-	20
Net financing revenues and other revenues	668	(49)	619	516	16	532

Provision for credit losses	102	-	102	66	-	66
Expenses:
Operating and administrative	197	-	197	172	-	172
Insurance losses and loss adjustment expenses	38	-	38	33	-	33
Total provision for credit losses and expenses	337	-	337	271	-	271

Income before provision for income taxes	331	(49)	282	245	16	261
Provision for income taxes	127	(19)	108	76	6	82

Net income	$204	($30)	$174	$169	$10	$179

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

FISCAL 2008 QUARTERS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in millions)

	Nine Months Ended December 31, 2007
	As Originally Reported	Previous Adjustment	As Previously Restated	Current Adjustment	As Currently Restated
Cash flows from operating activities:
Net income	$118	($44)	$74	($5)	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	376	68	444	9	453
Depreciation and amortization	2,912	-	2,912	-	2,912
Recognition of deferred income	(645)	-	(645)	-	(645)
Provision for credit losses	543	-	543	-	543
(Increase) in other assets	(317)	5	(312)	-	(312)
Increase in amounts held under reciprocal collateral arrangements	617	-	617	-	617
Increase in deferred income taxes	159	(29)	130	(4)	126
Increase in other liabilities	573	-	573	-	573
Net cash provided by operating activities	4,336	-	4,336	-	4,336

Net cash used in investing activities	(11,162)	-	(11,162)	-	(11,162)

Cash flows from financing activities:
Proceeds from issuance of debt	13,544	-	13,544	-	13,544
Payments on debt	(10,301)	-	(10,301)	-	(10,301)
Net change in commercial paper	5,504	-	5,504	-	5,504
Net advances from (to) TFSA	24	-	24	-	24
Net cash provided by financing activities	8,771	-	8,771	-	8,771

Net increase in cash and cash equivalents	1,945	-	1,945	-	1,945

Cash and cash equivalents at the beginning of the period	1,329	-	1,329	-	1,329
Cash and cash equivalents at the end of the period	$3,274	$-	$3,274	$-	$3,274

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

FISCAL 2007 QUARTERS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in millions)

	Six Months Ended September 30, 2007			Three Months Ended June 30, 2007
	As Originally Reported	Previous Adjustment	As Previously Restated	As Originally Reported	Previous Adjustment	As Previously Restated
Cash flows from operating activities:
Net income	$198	($30)	$168	$204	($30)	$174
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	94	52	146	(94)	45	(49)
Depreciation and amortization	1,862	-	1,862	913	-	913
Recognition of deferred income	(419)	-	(419)	(201)	-	(201)
Provision for credit losses	253	-	253	102	-	102
Increase in other assets	(962)	6	(956)	(40)	8	(32)
Increase in amounts held under reciprocal collateral arrangements	515	-	515	45	-	45
Increase in deferred income taxes	102	(20)	82	113	(19)	94
Increase in other liabilities	371	(8)	363	62	(4)	58
Net cash provided by operating activities	2,014	-	2,014	1,104	-	1,104

Net cash used in investing activities	(6,173)	-	(6,173)	(2,889)	-	(2,889)

Cash flows from financing activities:
Proceeds from issuance of debt	8,338	-	8,338	6,477	-	6,477
Payments on debt	(7,088)	-	(7,088)	(3,933)	-	(3,933)
Net change in commercial paper	3,655	-	3,655	166	-	166
Net advances from (to) TFSA	24	-	24	(1)	-	(1)
Net cash provided by financing activities	4,929	-	4,929	2,709	-	2,709

Net increase in cash and cash equivalents	770	-	770	924	-	924

Cash and cash equivalents at the beginning of the period	1,329	-	1,329	1,329	-	1,329
Cash and cash equivalents at the end of the period	$2,099	$-	$2,099	$2,253	$-	$2,253

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

FISCAL 2007 QUARTERS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in millions)

	Nine Months Ended December 31, 2006
	As Originally Reported	Previous Adjustment	As Previously Restated
Cash flows from operating activities:
Net income	$334	$3	$337
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	130	(1)	129
Depreciation and amortization	2,398	-	2,398
Recognition of deferred income	(493)	-	(493)
Provision for credit losses	268	-	268
Increase in other assets	(234)	(3)	(237)
Increase in amounts held under reciprocal collateral arrangements	297	-	297
Increase in deferred income taxes	536	1	537
Increase (decrease) in other liabilities	190	-	190
Net cash provided by operating activities	3,426	-	3,426

Net cash used in investing activities	(9,261)	-	(9,261)

Cash flows from financing activities:
Proceeds from issuance of debt	11,507	-	11,507
Payments on debt	(7,677)	-	(7,677)
Net change in commercial paper	2,924	-	2,924
Net advances from (to) TFSA	(119)	-	(119)
Net cash provided by financing activities	6,635	-	6,635

Net increase in cash and cash equivalents	800	-	800

Cash and cash equivalents at the beginning of the period	815	-	815
Cash and cash equivalents at the end of the period	$1,615	$-	$1,615

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 –Quarterly Financial Data (Unaudited)

FISCAL 2007 QUARTERS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Dollars in millions)

	Six Months Ended September 30, 2006			Three Months Ended June 30, 2006
	As Originally Reported	Previous Adjustment	As Previously Restated	As Originally Reported	Previous Adjustment	As Previously Restated
Cash flows from operating activities:
Net income	$211	$5	$216	$169	$10	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	155	(6)	149	(35)	(15)	(50)
Depreciation and amortization	1,532	-	1,532	728	-	728
Recognition of deferred income	(308)	-	(308)	(147)	-	(147)
Provision for credit losses	157	-	157	66	-	66
Increase in other assets	(264)	(2)	(266)	(36)	(1)	(37)
Increase in amounts held under reciprocal collateral arrangements	237	-	237	93	-	93
Increase in deferred income taxes	473	3	476	467	6	473
Increase (decrease) in other liabilities	83	-	83	(339)	-	(339)
Net cash provided by operating activities	2,276	-	2,276	966	-	966

Net cash used in investing activities	(5,369)	-	(5,369)	(2,842)	-	(2,842)

Cash flows from financing activities:
Proceeds from issuance of debt	7,785	-	7,785	4,413	-	4,413
Payments on debt	(4,996)	-	(4,996)	(2,585)	-	(2,585)
Net change in commercial paper	1,693	-	1,693	521	-	521
Net advances from (to) TFSA	(30)	-	(30)	-	-	-
Net cash provided by financing activities	4,452	-	4,452	2,349	-	2,349

Net increase in cash and cash equivalents	1,359	-	1,359	473	-	473

Cash and cash equivalents at the beginning of the period	815	-	815	815	-	815
Cash and cash equivalents at the end of the period	$2,174	$-	$2,174	$1,288	$-	$1,288

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

Restatement

For a description of the restatements, please refer to the “Explanatory Note” at the beginning of this Form 10-K/A and Note 1 to our consolidated financial statements under “Item 8. Financial Statements and Supplementary Data”.

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

In connection with the current and previous restatements and the filing of this annual report on Form 10-K/A, the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures and concluded they were not effective as of March 31, 2008 due to the material weaknesses identified and described below.

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

Management conducted, under supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed in connection with the current and previous restatements and the filing of this annual report on Form 10-K/A, management concluded that as of March 31, 2008, our internal control over financial reporting was not effective based upon the COSO criteria because of the material weaknesses described below.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in our internal control over financial reporting at March 31, 2008. We did not maintain effective controls over processes to accurately record certain of our derivatives and the related interest expense. We also did not maintain effective controls over processes to accurately record certain of our debt and related interest expense.  While the errors in the current and previous restatements were different in nature, we have determined that the lack of effective monitoring of the manual processes associated with these controls contributed to these material weaknesses.  The deficiencies resulted in errors in the aforementioned accounts that were not prevented or detected on a timely basis and resulted in restatements of the financial statements for fiscal years ended March 31, 2008, 2007 and 2006, including each of the quarterly periods in those fiscal years.  In addition, each of these deficiencies described above could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, our management determined that each of these deficiencies constitute a material weakness.

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

Remediation of Material Weakness in Internal Controls

We have examined our current process for recording transactions that resulted in the aforementioned errors and other transactions entered into related to debt and derivative accounting.  We will continue to complete the installation of our new debt and derivative accounting system and will continue to evaluate and strengthen our governance and control processes to ensure that financial results are recorded in compliance with GAAP.  We will also continue to assess our controls and procedures and will take any further actions that we deem necessary.

We continue to believe that the new debt and derivative accounting system currently being installed represents an improvement in our internal controls as it will automate many functions currently performed manually. We anticipate completing the installation of the new debt and derivative accounting system before the end of this fiscal year but there can be no assurances this will occur.

Additionally with regards to the determination of market values on our derivative portfolio, we will continue to evaluate and strengthen our controls around the accuracy of the inputs used to determine derivative values as well as institute additional monitoring controls.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have occurred during the fourth fiscal quarter covered by this report that would have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of July 30, 2008.

Name	Age	Position
George E. Borst	59	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSA; Director, TFSC

Ichiro Yajima	51	Director, Executive Vice President and Treasurer, TMCC; Director, Executive Vice President and Treasurer, TFSA

David Pelliccioni	60	Director, Senior Vice President, Chief Administrative Officer and Secretary, TMCC

John F. Stillo	55	Group Vice President and Chief Financial Officer, TMCC; Group Vice President and Chief Financial Officer, TFSA

Thomas A. Kiel	41	Vice President and Chief Accounting Officer, TMCC

Yukitoshi Funo	61	Director, TMCC; Chairman of the Board of Directors and Chief Executive Officer, TMS; Senior Managing Director, TMC Board of Directors

James E. Lentz III	52	Director, and Secretary, Senior Vice President and Cheif Administrative

Takahiko Ijichi	56	Director, TMCC; Director, TFSC; Senior Managing Director, TMC Board of Directors

Takeshi Suzuki	60	Director, TMCC; Chairman of the Board of Directors and Chief Executive Officer, TFSA; Director, President and Chief Executive Officer, TFSC

Eiji Hirano	57	Director, TMCC; Director and Executive Vice President, TFSC

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

Mr. Pelliccioni was named Director and Secretary of TMCC in January, 2002.  In July 2008, he was named Senior Vice President and Chief Administrative Officer.  From January 2007 to July 2008, Mr. Pelliccioni served as Senior Vice President - Sales, Marketing and Operations.  From January 2002 to January 2007, he was Group Vice President – Sales, Marketing and Operations.  From August 2001 to January 2002, Mr. Pelliccioni was Vice President – Sales, Marketing and Operations.  From May 1999 to August 2001, he was Vice President – Field Operations.  Mr. Pelliccioni has been employed with TMCC and TMS, in various positions, since 1988.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, Item 8., “Financial Statements and Supplementary Data” of this
Form 10-K/A on pages 89 through 148.

(b)Exhibits

See Exhibit Index on page 158.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 30th day of July 2008.

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

Signature	Title	Date
/s/ George E. Borst George E. Borst	President and Chief Executive Officer and Director (Principal Executive Officer)	July 30, 2008
/s/ Ichiro Yajima Ichiro Yajima	Executive Vice President and Treasurer and Director	July 30, 2008
/s/ David Pelliccioni David Pelliccioni	Director, Senior Vice President, Chief Administrative Officer and Secretary	July 30, 2008
/s/ John F. Stillo John F. Stillo	Group Vice President and Chief Financial Officer (Principal Financial Officer)	July 30, 2008
/s/ Thomas A. Kiel Thomas A. Kiel	Vice President and Chief Accounting Officer (Principal Accounting Officer)	July 30, 2008
/s/ Yukitoshi Funo Yukitoshi Funo	Director	July 30, 2008
/s/ James E. Lentz III James E. Lentz III	Director	July 30, 2008
______________
Takahiko Ijichi	Director
_____________
Takeshi Suzuki	Director
___________
Eiji Hirano	Director

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(3)

4.1	Issuing and Paying Agency Agreement dated August 1, 1990 between TMCC and Bankers Trust Company	(4)

4.2(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(5)

4.2(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(6)

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Registration Statement on Form S-1, File No. 33-22440.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.2 filed with our Report on Form 10-K for the year ended September 30, 1990, Commission File number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File No. 33-52359.
(6)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

4.2(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(7)

4.3	Agency Agreement, dated September 28, 2007, among Toyota Motor Finance (Netherlands), B.V., Toyota Credit Canada Inc., Toyota Finance Australia and TMCC, The Bank of New York and The Bank of New York (Luxembourg) S.A.	(8)

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