Form 10-Q
period 2008-06-30
TOYOTA MOTOR CREDIT CORP
filed 2008-08-08
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes   ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   __                                                                                                          Accelerated filer   __

Non-accelerated filer    ☒                                                                                                           Smaller reporting company  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __    No  ☒

As of July 31, 2008, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	June 30, 2008	March 31, 2008
		(Restated)
ASSETS

Cash and cash equivalents	$2,917	$736
Investments in marketable securities	1,902	1,948
Finance receivables, net	57,846	55,481
Investments in operating leases, net	18,989	18,656
Other assets	4,180	3,577
Total assets	$85,834	$80,398

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$73,522	$68,266
Deferred income taxes	3,385	3,120
Other liabilities	3,741	4,232
Total liabilities	80,648	75,618

Commitments and contingencies (See Note 10)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized;
91,500 issued and outstanding)	915	915
Accumulated other comprehensive loss	(12)	-
Retained earnings	4,283	3,865
Total shareholder's equity	5,186	4,780
Total liabilities and shareholder's equity	$85,834	$80,398

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30,
	2008	2007
		(Restated)
Financing revenues:
Operating lease	$1,195	$1,029
Retail financing	818	722
Dealer financing	148	164
Total financing revenues	2,161	1,915

Depreciation on operating leases	949	761
Interest expense	43	670
Net financing revenues	1,169	484

Insurance earned premiums and contract revenues	105	92
Investment and other income	44	43
Net financing revenues and other revenues	1,318	619

Provision for credit losses	371	102
Expenses:
Operating and administrative	207	197
Insurance losses and loss adjustment expenses	53	38
Total provision for credit losses and expenses	631	337

Income before income taxes	687	282
Provision for income taxes	267	108

Net income	$420	$174

See Accompanying Notes to Consolidated Financial Statements.

 TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT SHAREHOLDER’S EQUITY
(Dollars in millions)
(Unaudited)

	Capital Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total

BALANCE AT MARCH 31, 2007 (Restated)	$915	$52	$4,064	$5,031

Net income for the three months ended June 30, 2007	-	-	174	174
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $8 million	-	12	-	12
Reclassification adjustment for net gain included in net income, net of tax provision of $1 million	-	(1)	-	(1)
Total comprehensive income	-	11	174	185

Advances to TFSA	-	-	(1)	(1)
Reclassification to re-establish receivable due from TFSA	-	-	1	1
BALANCE AT JUNE 30, 2007 (Restated)	$915	$63	$4,238	$5,216

BALANCE AT MARCH 31, 2008 (Restated)	$915	$-	$3,865	$4,780

Effects of accounting change regarding pension plan measurement date pursuant to FASB Statement No. 158	-	-	(2)	(2)

Net income for the three months ended June 30, 2008	-	-	420	420
Net unrealized loss on available-for-sale marketable securities, net of tax benefit of $1 million	-	(3)	-	(3)
Reclassification adjustment for net gain included in net income, net of tax provision of $6 million	-	(9)	-	(9)
Total comprehensive income	-	(12)	420	408

BALANCE AT JUNE 30, 2008	$915	($12)	$4,283	$5,186

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net income	$420	$174
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	(691)	(49)
Depreciation and amortization	1,096	913
Recognition of deferred income	(237)	(201)
Provision for credit losses	371	102
Loss from sale of marketable securities	5	-
Increase in other assets	(17)	(12)
(Decrease) increase in amounts held under reciprocal collateral arrangements	(231)	45
Increase in deferred income taxes	274	94
(Decrease) increase in other liabilities	(26)	58
Net cash provided by operating activities	964	1,124

Cash flows from investing activities:
Purchase of investments in marketable securities	(531)	(261)
Disposition of investments in marketable securities	553	248
Acquisition of finance receivables	(7,948)	(6,411)
Collection of finance receivables	5,319	4,827
Net change in wholesale receivables	(23)	196
Acquisition of investments in operating leases	(2,410)	(2,243)
Disposals of investments in operating leases	1,147	755
Net change in revolving notes from affiliates	(655)	-
Advances to affiliate	-	(20)
Net cash used in investing activities	(4,548)	(2,909)

Cash flows from financing activities:
Proceeds from issuance of debt	5,222	6,477
Payments on debt	(5,268)	(3,933)
Net change in commercial paper	5,832	166
Net advances to TFSA	(21)	(1)
Net cash provided by financing activities	5,765	2,709

Net increase in cash and cash equivalents	2,181	924

Cash and cash equivalents at the beginning of the period	736	1,329
Cash and cash equivalents at the end of the period	$2,917	$2,253

Supplemental disclosures
Interest paid	$705	$683
Income taxes received	$5	$53

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

The information furnished in these unaudited interim financial statements for the three months ended June 30, 2008 and 2007 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three months ended June 30, 2008 do not necessarily indicate the results that may be expected for the full year.

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K/A Amendment No. 2 (“Form 10-K/A”) for the fiscal year ended March 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on July 30, 2008.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Restatement of Previously Issued Financial Statements

As discussed in our annual report on Form 10-K/A, we have restated our Consolidated Financial Statements for the fiscal years ended March 31, 2008, 2007 and 2006 and the quarters in fiscal years ended March 31, 2008 and 2007.  We have also amended certain financial and other quarterly information previously issued in our quarterly reports on Form 10-Q.

Our annual report on Form 10-K/A reflects two restatements. The restatements arose from management’s determination that errors had been made relating to non-cash items resulting in certain foreign currency debt and derivative transactions not being recorded properly.  We identified these errors subsequent to the filing on June 6, 2008 of our Form 10-K for the fiscal year ended March 31, 2008 and restated the financial statements described above in our Form 10-K/A.

The following table presents the consolidated balance sheet at March 31, 2008 as reported in our Form 10-K filed on June 6, 2008, compared to the restated accounts as reported in our Form 10-K/A filed on July 30, 2008 (dollars in millions):

	March 31, 2008
	As Reported	As Restated
Other assets	$3,600	$3,577
Total assets	$80,421	$80,398
Debt	$68,066	$68,266
Deferred income taxes	$3,216	$3,120
Other liabilities	$4,209	$4,232
Total liabilities	$75,491	$75,618
Retained earnings	$4,015	$3,865
Total shareholder's equity	$4,930	$4,780
Total liabilities and shareholder's equity	$80,421	$80,398

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

The following table presents the consolidated statement of income for the three months ended June 30, 2007, as reported in our Form 10-K filed on June 6, 2008, compared to the restated accounts as reported in our Form 10-K/A filed on July 30, 2008 (dollars in millions):
	Three Months Ended June 30, 2007
	As Reported	As Restated
Interest expense	$624	$673
Net financing revenues	$530	$481
Net financing revenues and other revenues	$668	$619
Income before provision for income taxes	$331	$282
Provision for income taxes	$127	$108
Net income	$204	$174

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS 161 is effective for our financial statements for the fiscal year ending March 31, 2009.  The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires all entities to report noncontrolling interest in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling interest in the subsidiary.  SFAS 160 requires expanded disclosures that distinguish between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for our financial statements for the fiscal year ending on March 31, 2010, and early adoption is not permitted.  The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which modifies the accounting for business combinations.  The accounting standard requires, with few exceptions, the acquiror in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition-date fair value.  SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009, and early adoption is not permitted.  The adoption of SFAS 141R is not expected to have a material impact on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”), which provides the SEC Staff’s views on accounting for written loan commitments recorded at fair value under U.S. GAAP.  SAB 109 requires that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  We adopted SAB 109 on January 1, 2008.  The adoption of SAB 109 did not have a material impact on our consolidated financial condition or results of operations.

Recently Adopted Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which was effective for us as of April 1, 2008. This standard provides an option to irrevocably elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments.  We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value.  Therefore, the adoption of this standard has had no impact on our consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive income.  SFAS 158 requires the measurement date of plan assets to coincide with our fiscal year ended March 31 of each year.  As part of the SFAS 158 transition period adjustment, we recorded a cumulative adjustment of $2 million at June 30, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over specific entity inputs.  The standard establishes a three level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The adoption of SFAS 157 on April 1, 2008 did not have a material impact on our consolidated financial condition or results of operations and no transition adjustment to retained earnings was required.  Refer to Note 2 - Fair Value of Financial Instruments, for more information regarding the impact of SFAS 157.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”).  FSP FAS 157-1 states that SFAS 157 does not apply under SFAS No. 13, “Accounting for Leases,” and its related interpretative accounting pronouncements that address leasing transactions.  The adoption of FSP FAS 157-1 on April 1, 2008 did not have a material impact on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities.  The adoption of FSP FAS 157-2 on April 1, 2008 did not have a material impact on our consolidated financial condition or results of operations.

Effective April 1, 2008, we adopted SFAS 157 and SFAS 159.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.   There was no transition adjustment as a result of the adoption of SFAS 157.  SFAS 159 permits us to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value.  We made no elections to measure financial assets and financial liabilities under SFAS 159.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value should be based on assumptions that market participants would use, including a consideration of nonperformance risk.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted (unadjusted) prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:  Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The use of observable and unobservable inputs is reflected in the fair value hierarchy assessment disclosed in the tables within this section.

Controls over Valuation of Financial Assets and Financial Liabilities

We have processes to ensure that fair values are appropriate.  Our controls include validation, review of key model inputs, analysis of period-over-period fluctuations and management review.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (Continued)

Fair Value Methodologies

Fair value is based on quoted market prices, where available.  If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use as inputs market-based or independently sourced market parameters.  Valuation adjustments may be required to ensure that financial assets and liabilities are recorded at fair value.  These adjustments may include amounts to reflect nonperformance risk, liquidity and unobservable parameters that are applied consistently over time.

Credit Valuation Adjustments – Adjustments are required when the market price (or parameter) is not indicative of the credit quality of the counterparty.

Non-Performance Credit Adjustments – Adjustments reflect our own credit quality when our liabilities are measured at fair value.

Liquidity Valuation Adjustments – Adjustments are necessary when we are not able to observe a recent price for a financial instrument that trades in an illiquid and/or inactive market.

Unobservable Parameter Valuation – When positions are valued using internally developed models that use as their basis unobservable parameters, the data inputs are estimated and are subject to management’s judgment to substantiate the internal model value.

The following section is a description of the valuation methodologies used for financial instruments measured at fair value, key inputs and significant assumptions in addition to the general classification of such instruments pursuant to the valuation hierarchy.

Cash Equivalents
Cash equivalents, consisting of money market instruments, represent highly liquid investments with original maturities of three months or less.  Generally, quoted prices are used to determine the fair value of money market instruments.

Marketable Securities
The marketable securities portfolio includes investments in U.S. government and non-U.S. government securities, corporate debt and equities, asset-backed securities, and mutual funds.  Where available, quoted market prices are used to measure fair value.  If quoted prices are not available, prices for similar assets and matrix pricing models are used.  Some securities may have limited transparency or less observability; in these situations, fair value may be estimated using various assumptions such as default rates, loss severity, vintages and ratings.

Derivative Financial Instruments
As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposure.  These derivative transactions are considered over-the-counter (OTC).  Substantially all of our derivative exposures are with counterparties assigned with investment grade ratings of “A” or better by a nationally recognized statistical rating organization (“NRSRO”).

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (Continued)

We estimate the fair value of our derivatives using industry standard valuation models that require observable market inputs, including market prices, yield curves, credit curves, interest rates, foreign exchange rates and the contractual terms of the derivative instruments.  For derivatives that trade in liquid markets, such as interest rate swaps, model inputs can generally be verified and do not require significant management judgment.

Certain other derivative transactions trade in less liquid markets with limited pricing information.  For derivatives for which we do not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, we generally rely on external counterparties and/or third party validation agents for the estimation of fair value.

Derivatives and Credit Risk

Our derivative fair value measurements consider assumptions about counterparty and our own non-performance risk.  Generally, we assume that a valuation that uses the LIBOR curve to convert future values to a present value is appropriate for derivative assets and liabilities.  Our derivative fair values as presented were valued using an unadjusted LIBOR curve and then adjusted for counterparty credit risk of $27 million. We adjusted our derivative liabilities in the amount of $2 million for our own credit risk at June 30, 2008.

Level 3 Valuation Techniques

We categorize financial instruments as Level 3 when we determine their values using pricing models, discounted cash flow methodologies or similar techniques.  Valuation of such financial instruments involves significant management assumptions and unobservable inputs.  Due to the lack of precision in estimating unobservable market inputs, there may be variances in the amount of income or loss recorded for a particular position. Furthermore, while we believe that our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments can result in a different estimate of fair value at the reporting date.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (Continued)

The following tables set forth our financial assets and liabilities that were accounted for at fair value as of June 30, 2008 (dollars in millions), by level within the fair value hierarchy.  As required by SFAS 157, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements on a Recurring Basis at June 30, 2008
	Quoted market prices in active markets (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	FIN 39 netting, collateral, and other adjustments[1]	Total carrying value in the consolidated Balance Sheet

Cash Equivalents	$2,598	$-	$-	$-	$2,598
Marketable Securities	363	1,537	2	-	1,902
Derivative Assets[2]	-	3,184	224	(1,951)	1,457
Total Assets at Fair Value	$2,961	$4,721	$226	($1,951)	$5,957

Derivative Liabilities[2]	$-	($994)	($87)	$501	($580)
Total Liabilities at Fair Value	$-	($994)	($87)	$501	($580)
Total Assets and Liabilities at Fair Value	$2,961	$3,727	$139	($1,450)	$5,377

[1]  As permitted under FASB Interpretation No. 39 "Offsetting Amounts Related to Certain Contracts" ("FIN 39"), we have elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when a legally enforceable master netting agreement exists.  The derivative assets and derivative liabilities balances are shown as gross balances in this table.  This balance also includes a derivative counterparty credit risk adjustment of $27 million and our own non-performance risk adjustment of $2 million.

[2] Derivative assets and derivative liabilities include interest rate swaps, foreign currency swaps, and interest rate caps.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (Continued)

The following table sets forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from April 1, 2008 to June 30, 2008 (dollars in millions).  When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement.

	Fair value measurements using significant unobservable inputs
June 30, 2008	Fair value, April 1, 2008	Total realized losses[2]	Purchases, issuances, and settlements, net[4]	Transfers in and/or out of Level 3	Change in unrealized losses related to financial instruments at June 30, 2008[5]	Fair value, June 30, 2008

Marketable securities	$-	$-	$-	$2	$-	$2
Derivative Assets, net [3,4]	255	(38)	(13)	-	(67)	137
Total Net Assets[1]	$255	($38)	($13)	$2	($67)	$139

[1] Level 3 assets, as a percentage of total assets, was 0.2% at June 30, 2008.
[2] Realized losses will occur when the derivatives are terminated.
[3]   As permitted under FIN 39, the derivative assets are shown as net balances within this table.  We have elected to net derivative receivables and derivative payables and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

4  Net interest receipts or payments on swap contracts are shown in purchases, issuances and settlements (net).
[5]  Represents the amount of unrealized gains or losses for the period included in earnings, attributable to the change in unrealized gains or losses for assets and liabilities classified as Level 3 that are still held at the end of the period.  Unrealized gains or losses may occur due to changes in the mark-to-market changes in the value of the derivative contracts.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (Continued)

Level 3 Analysis

Derivative Assets, net

Derivative balances are presented on a net basis.  At June 30, 2008, the Level 3 derivative assets, net, was $137 million, consisting of derivative assets and derivative liabilities of $224 million and $87 million, respectively.

Level 3 derivatives consist of structured derivative transactions including embedded derivatives.  We generally rely on external counterparties and/or third party valuation agents to measure the fair value of these assets and liabilities.  The estimation of risk for these derivatives requires the use of multiple market inputs that may not be readily available or are unobservable.  The fair value of these structured derivative transactions includes adjustments for counterparty credit risk and other deal specific factors.

During the reporting period, the fair value change in Level 3 derivatives was primarily due to changes in market values and to a lesser extent, realized losses on terminated derivative transactions.  The unrealized and realized losses on Level 3 derivatives that are recorded in earnings did not have a significant impact on our financial statements.

Marketable Securities

At June 30, 2008, some asset-backed securities were transferred from Level 2 to Level 3 due primarily to the decrease in observability of market pricing for these financial instruments.  At June 30, 2008, these asset-backed securities had a fair value of approximately $2 million.  These asset-backed securities were fair valued using pricing models that we believe reflect the assumptions a market participant would use for valuation purposes.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Finance Receivables, Net

Finance receivables, net consisted of the following at the dates indicated (dollars in millions):

	June 30,	March 31,
	2008	2008
Retail receivables[1]	$46,567	$44,382
Dealer financing	12,118	11,768
	58,685	56,150

Deferred origination costs	761	747
Unearned income	(805)	(767)
Allowance for credit losses	(795)	(649)
Finance receivables, net	$57,846	$55,481
1 Includes direct finance lease receivables of $485 million and $527 million at June 30, 2008 and March 31, 2008, respectively.

Note 4 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following at the dates indicated (dollars in millions):

	June 30,	March 31,
	2008	2008
Vehicles	$24,336	$23,852
Equipment and other	869	848
	25,205	24,700
Deferred origination fees	(74)	(64)
Deferred income	(420)	(417)
Accumulated depreciation	(5,607)	(5,483)
Allowance for credit losses	(115)	(80)
Investments in operating leases, net	$18,989	$18,656

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases for the three months ended June 30, 2008 and 2007 (dollars in millions):

	June 30, 2008	June 30, 2007
Allowance for credit losses at beginning of period	$729	$554
Provision for credit losses	371	102
Charge-offs, net of recoveries[1]	(190)	(95)
Allowance for credit losses at end of period	$910	$561

[1] Net of recoveries of $30 million and $20 million for the three months ended June 30, 2008 and 2007, respectively.

	June 30, 2008	June 30, 2007
Aggregate balances for accounts 60 or more days past due[2]
Finance receivables[3]	$413	$349
Operating leases[3]	85	51
Total	$498	$400

[2] Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

Note 6 – Interest Expense and Derivatives and Hedging Activities

The following table summarizes the components of interest expense for the three months ended June 30, 2008 and 2007 (dollars in millions):

	June 30, 2008	June 30, 2007
		(Restated)
Interest expense on debt	$700	$726
Amortization of basis adjustments on debt	(13)	(14)
Net interest realized on hedge accounting derivatives	(137)	80
Amortization of debt issue costs	24	16
Ineffectiveness related to hedge accounting derivatives	(2)	(7)
Interest expense excluding non-hedge accounting results	572	801
Net result from non-hedge accounting	(529)	(131)
Total interest expense	$43	$670

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Interest Expense and Derivatives and Hedging Activities (Continued)

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense for the three months ended June 30, 2008 and 2007 (dollars in millions):

	June 30, 2008	June 30, 2007
		(Restated)
Currency swaps unrealized loss	$15	$2
Foreign currency transaction (gain)/loss	(25)	4
Net interest realized on non-hedge accounting derivatives	147	(59)
Unrealized (gain)/loss on non-hedge accounting derivatives
Interest rate swaps	(692)	(90)
Interest rate caps	1	12
Credit valuation adjustment	25	-
Net result from non-hedge accounting	($529)	($131)

The following table summarizes our derivative assets and derivative liabilities, which are included in other assets and other liabilities in our Consolidated Balance Sheet at the dates indicated (dollars in millions):

	June 30, 2008	March 31, 2008
		(Restated)
Derivative assets	$2,909	$3,189
Less: Collateral held [1]	1,425	1,656
Derivative assets, net of collateral	$1,484	$1,533
Less: Credit valuation adjustment	27	-
Derivative assets, net of collateral and credit adjustment	$1,457	$1,533

Derivative liabilities	$582	$1,101
Less: Our own non-performance credit adjustment	2	-
Derivative liabilities, net of credit adjustment	$580	$1,101

[1]
Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in Note 9 – Interest Expense and Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following at the dates indicated (dollars in millions):

	June 30, 2008	March 31, 2008
		(Restated)
Other assets:
Derivative assets, net of collateral and credit adjustment	$1,457	$1,533
Notes from affiliates	1,339	711
Used vehicles held for sale[1]	290	277
Deferred charges	220	225
Income taxes receivable	387	386
Other assets	487	445
Total other assets	$4,180	$3,577

Other liabilities:
Unearned insurance premiums and contract revenues	$1,353	$1,312
Accounts payable and accrued expenses	1,033	1,020
Derivative liabilities, net of credit adjustment	580	1,101
Deferred income	312	302
Other liabilities	463	497
Total other liabilities	$3,741	$4,232

[1] Primarily represents repossessed and off-lease vehicles.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows at the dates indicated (dollars in millions):
			Weighted Average Contractual Interest Rates
	June 30, 2008	March 31, 2008	June 30, 2008	March 31, 2008
		(Restated)
Commercial paper[1]	$21,888	$16,063	2.59%	3.25%
Notes and loans payable[1]	49,190	49,232	4.12%	4.30%
Carrying value adjustment[2]	2,444	2,971
Debt	$73,522	$68,266	3.65%	4.05%

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

The carrying value of our notes and loans payable includes unsecured notes denominated in various foreign currencies valued at $22.8 billion and $23.7 billion at June 30 and March 31, 2008, respectively.  Concurrent with the issuance of these unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Additionally, the carrying value of our notes and loans payable at June 30, 2008 consists of $15.2 billion of unsecured floating rate notes with contractual interest rates ranging from 0 percent to 15.7 percent and $36.4 billion of unsecured fixed rate notes with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

As of June 30, 2008, our commercial paper had an average remaining maturity of 45 days.  Our notes and loans payable mature on various dates through fiscal 2047.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Liquidity Facilities and Letters of Credit

364 Day Credit Agreement

In March 2008, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30 and March 31, 2008.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30 and March 31, 2008.

Letters of Credit Facilities Agreement

In addition, TMCC has uncommitted letters of credit facilities totaling $55 million at June 30 and March 31, 2008.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities was used at June 30 and March 31, 2008.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below at the dates indicated (dollars in millions):

	June 30, 2008	March 31, 2008
Commitments:
Credit facilities with vehicle and industrial equipment dealers[1]	$5,998	$5,615
Facilities lease commitments[2]	108	108
Total commitments	$6,106	5,723
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	100	148
Total commitments and guarantees	$6,206	$5,871

[1]Excludes $9.4 billion and $9.2 billion of wholesale financing lines not considered to be contractual commitments at June 30 and March 31,
  2008, respectively, of which $6.9 billion and $6.8 billion were outstanding at June 30 and March 31, 2008, respectively.

[2]Includes $60 million and $62 million in facilities lease commitments with affiliates at June 30 and March 31, 2008, respectively.

As of June 30, 2008, there have been no material changes to our commitments as described in Note 16 – Commitments and Contingencies of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008, except as described below.

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectibility on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facilities available to vehicle and industrial equipment dealers, $4.4 billion and $4.1 billion were outstanding at June 30 and March 31, 2008, respectively, and were recorded in finance receivables, net in the Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Commitments and Contingencies (Continued)

We are party to a 15-year lease agreement with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At June 30, 2008, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above, are as follows: fiscal years ending March 31, 2009 – $17 million; 2010 - $21 million; 2011 - $17 million; 2012 - $13 million; 2013 $9 million; and thereafter – $31 million.

Guarantees and Other Contingencies

TMCC has guaranteed certain bond obligations relating to two affiliates totaling $100 million of principal and interest that were issued by Putnam County, West Virginia and Gibson County, Indiana.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of failure by the affiliates to fulfill their obligations; bankruptcy involving the affiliates or TMCC; or failure to observe any covenant, condition, or agreement under the guarantees by the affiliates, bond issuers, or TMCC.

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30 and March 31, 2008.  The fair value of these guarantees at both June 30 and March 31, 2008 was approximately $1 million.  As of June 30 and March 31, 2008, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.  In addition, other than the fee discussed above, there are no corresponding expenses or cash flows arising from these guarantees.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim.  In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2008, we determined that it is not probable that we will be required to make any material payments in the future. As of June 30 and March 31, 2008, no amounts have been recorded under these indemnifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Commitments and Contingencies (Continued)

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are, or purport to be, class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  Our management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims.  However, based on information currently available, the advice of counsel, and established reserves, our management expects that the ultimate liability resulting therefrom will not have a material adverse effect on our consolidated financial statements.  We caution that the eventual development, outcome and cost of legal proceedings are by their nature uncertain and subject to many factors, including but not limited to, the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability from existing litigation.

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in January 2007, claims that the Company's post-repossession notice failed to comply with the Reese-Levering Automobile Sales Finance Act of California ("Reese-Levering").  An additional cross-complaint alleging a class action in the Superior Court of California San Francisco County, Aquilar and Smith v. Toyota Motor Credit Corporation, filed in February 2008, contains similar allegations claiming that the Company's post-repossession notices failed to comply with Reese-Levering.  The plaintiffs are seeking injunctive relief, restitution and/or disgorgement, as well as damages in the Aquilar matter.  The cases have been consolidated in Stanislaus County as they present nearly identical questions of law and fact.  The Company believes it has strong defenses to these claims.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Income Taxes

Income Tax Provision

Our effective tax rate was 39 percent for the first quarter of fiscal 2009, compared to 38 percent for the same period in fiscal 2008. The increase in income taxes during the first quarter of fiscal 2009 compared to the same period in fiscal 2008 was primarily due to reduced benefits realized from the federal hybrid vehicle tax credit.  The credit was phased out for qualified Toyota vehicles purchased after October 1, 2007.

Tax Related Contingencies

We are routinely subject to U.S. Federal, state and local, and foreign income tax examinations by tax authorities in various jurisdictions.  We are in various stages of completion of several income tax examinations, including an examination by the Internal Revenue Service for the taxable years March 31, 2004 through March 31, 2006.  We do not have any material positions for which it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease as a result of these examinations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Related Party Transactions

As of June 30, 2008, there have been no material changes to our related party agreements or relationships as described in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008, except as described below.  The table below summarizes the amounts included in our Consolidated Balance Sheet under various related party agreements or relationships at the dates indicated (dollars in millions):

	June 30, 2008	March 31, 2008
Assets:
Finance receivables, net
Receivables with affiliates	$23	$21
Notes receivable under home loan program	$8	$8
Deferred retail subvention income from affiliates	($568)	($530)

Investments in operating leases, net
Leases to affiliates	$38	$38
Deferred lease subvention income from affiliates	($418)	($415)

Other assets
Notes receivable from affiliates[1]	$1,339	$711
Subvention receivable from affiliates	$117	$75
Intercompany receivables	$87	$94
Deferred debt issue costs	$2	$2

Liabilities:
Other liabilities
Intercompany payables	$335	$355
Note payable to affiliate[2]	$89	$110

Shareholder’s Equity:
Advances to TFSA[3]	$-	$3
Reclassification to re-establish receivable due from TFSA[4]	$-	($27)

[1] Represents balances primarily due from Toyota Credit Canada Inc. (“TCCI”) and Toyota Financial Savings Bank (“TFSB”).
2 Represents balance due to Toyota Financial Services Americas Corporation (“TFSA”) under its credit agreement with
TMCC.
3 Represents advances to TFSA under its credit agreement with TMCC during the year ended March 31, 2008.
4 Represents reclassifications to notes receivable from affiliates during the year ended March 31, 2008 to record TFSA’s settlements of advances from TMCC.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Related Party Transactions (Continued)

The table below summarizes the amounts included in our Consolidated Statement of Income under various related party agreements or relationships for the three months ended June 30, 2008 and 2007 (dollars in millions):
	June 30, 2008	June 30, 2007
Net Financing Revenues:
Manufacturers’ subvention support and other revenues	$177	$152
Credit support fees incurred	($11)	($10)
Foreign exchange loss on notes receivable from an affiliate	($24)	$-

Other Revenues:
Affiliate insurance premiums, commissions, and other
revenues	$17	$17
Interest earned on receivables from affiliates	$3	$-

Expenses:
Shared services charges and other expenses	$12	$15
Employee benefits expense	$14	$16

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Segment Information

Financial information for our operating segments in our Consolidated Balance Sheet is summarized below at the dates indicated (dollars in millions):

	June 30, 2008	March 31, 2008
		(Restated)
Assets:
Finance Operations[1]	$82,507	$76,714
Insurance Operations[1]	2,498	2,450
Other[2]	829	1,234
Total Assets	$85,834	$80,398

[1] The amounts presented are before the elimination of balances and transactions with other reporting segments.
2 Other amounts include financing provided to industrial equipment dealers and intersegment eliminations.

Financial information for our operating segments in our Consolidated Statement of Income is summarized below for the three months ended June 30, 2008 and 2007 (dollars in millions):

	June 30, 2008	June 30, 2007
		(Restated)
Gross revenues:
Finance Operations[1]	$2,115	$1,872
Insurance Operations[1]	126	113
Other[2]	69	65
Total gross revenues	$2,310	$2,050

Net income:
Finance Operations[1]	$396	$146
Insurance Operations[1]	23	24
Other[2]	1	4
Total net income	$420	$174

[1] The amounts presented are before the elimination of balances and transactions with other reporting segments.
2 Other amounts include financing provided to industrial equipment dealers and intersegment eliminations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K/A Amendment No.2 ("Form 10-K/A") for the fiscal year ended March 31, 2008.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

OPERATING SUMMARY

We generate revenue, income, and cash flows by providing retail financing, leasing, dealer financing, and certain other financial products and services to vehicle and industrial equipment dealers and their customers.  We measure the performance of our financing operations using the following metrics:

•	Financing volume
•	Market share
•	Return on assets
•	Financial leverage
•	Financing margins
•	Earning assets
•	Operating efficiency
•	Loss metrics

We also generate revenue through marketing, underwriting, and administering agreements related to covering certain risks of vehicle dealers and their customers.  We measure the performance of our insurance operations using the following metrics:

•	Agreement volume
•	Number of agreements in force
•	Investment portfolio return
•	Loss metrics

Our consolidated net income was $420 million for the first quarter of the fiscal year ending March 31, 2009 (“fiscal 2009”) compared to $174 million for the same period in the fiscal year ended March 31, 2008 (“fiscal 2008”).  Our results in the first three months of fiscal 2009 primarily reflect the decrease in our interest expense due to unrealized gains of $691 million on our derivatives used to manage interest rate risk.  Furthermore, our results reflect an increase in our financing revenues.  In the first three months of fiscal 2009, we had record financing volume of 400 thousand units on our retail and lease contracts and higher earning assets.

Difficulties in the U.S. economy continued during the first quarter of fiscal 2009.  Economic growth slowed, home values continued to decline, conditions in the credit markets deteriorated and lending standards remained tight while commodity and oil prices escalated.  The rate of unemployment also increased during the first quarter of fiscal 2009.  These conditions lowered business and consumer confidence and increased uncertainty about U.S. economic growth.  Furthermore, these conditions affected some of our customers’ ability to make their scheduled payments.  As a result of these factors combined with the deterioration in used vehicle prices, we recorded higher depreciation on operating leases, higher charge-offs and increased our allowance for credit losses to reflect higher loss severity.

Our financing operations reported net income of $406 million for the first quarter of fiscal 2009 compared to $159 million for the first quarter of fiscal 2008.  This increase primarily reflects lower interest expense due to unrealized gains on our derivatives and also reflects higher revenues due to higher financing volume and higher earning assets.  Our results were impacted by the higher provision for credit losses resulting from the effect of the softening U.S. economy as discussed above.

Our insurance operations reported net income of $14 million for the first quarter of fiscal 2009 compared to $15 million for the first quarter of fiscal 2008.  Our results were affected by an increase in insurance losses and loss adjustment expenses, offset by an increase in insurance earned premiums and contract revenues.  The increase in insurance losses and loss adjustment expenses primarily relates to an increase in wholesale inventory losses and an increase in vehicle service and maintenance claims due to growth in the number of agreements in force and an increase in average loss severity.

Overall, our capital position increased by $406 million bringing total equity to $5.2 billion at June 30, 2008.  Our debt-to-equity positions were 14.2 and 11.7 at June 30, 2008 and 2007, respectively.

RESULTS OF OPERATIONS

Financing Operations – Fiscal 2009 compared to Fiscal 2008

Percentage change 1st Quarter Fiscal 2009 versus fiscal 2008
Financing Revenues:
Operating lease	16%
Retail financing[1]	13%
Dealer financing	(10%)
Total financing revenues	13%

Depreciation on operating leases	25%
Interest expense	(94%)
Net financing revenues	142%

1 Includes direct finance lease revenues.

Financing Revenues

Net financing revenues increased 142 percent during the first quarter of fiscal 2009 compared to the same period in fiscal 2008.  Our net financing revenues were primarily affected by the decrease in our interest expense.  Our interest expense was lower due to unrealized gains of $691 million on our derivatives used to manage interest rate risk.  Refer to "Interest Expense" for further discussion.  Our results also reflect the increase in our total financing revenues which was primarily due to the increase in finance receivables.  In the first three months of fiscal 2009, we had record financing volume in our retail and lease contracts.  Our financing revenues were influenced as follows:

•
Our operating lease revenues were 16 percent higher during the first quarter of fiscal 2009 compared to the same period in fiscal 2008.  This increase was due to higher operating lease assets resulting from higher leasing volume and higher yields on operating leases.

•
Our retail financing revenues increased 13 percent during the first quarter of fiscal 2009 compared to the same period in fiscal 2008.  This was primarily due to an increase in retail finance receivables and higher financing volume, and to a lesser extent, an increase in our portfolio yield.

•
Dealer financing revenues decreased 10 percent during the first quarter of fiscal 2009 compared to the same period in fiscal 2008 primarily due to lower yields which resulted from declining short term interest rates.  This decrease was partially offset by an increase in the number of dealers serviced which led to a higher average outstanding earning asset balance.

The yield on our total finance receivables portfolio was 6.7 percent for the first quarter of fiscal 2009 compared to 7.2 percent for the same period in fiscal 2008.

Depreciation Expense

Depreciation expense on operating leases increased 25 percent during the first quarter of fiscal 2009 compared to the same period in fiscal 2008.  This increase occurred primarily as a result of the difficulties in the U.S. economy which contributed to the deterioration of used vehicle prices, and an increase in the average number of operating lease units outstanding.  Refer to “Residual Value Risk” for further discussion.

Interest Expense

The following table summarizes the components of interest expense for the three months ended June 30, 2008 and 2007 (dollars in millions):

	June 30, 2008	June 30, 2007
		(Restated)
Interest expense on debt	$700	$726
Amortization of basis adjustments on debt	(13)	(14)
Net interest realized on hedge accounting derivatives	(137)	80
Amortization of debt issue costs	24	16
Ineffectiveness related to hedge accounting derivatives	(2)	(7)
Interest expense excluding non-hedge accounting results	572	801
Net result from non-hedge accounting	(529)	(131)
Total interest expense	$43	$670

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper.  The decrease during the first quarter of fiscal 2009 when compared to the same period in fiscal 2008 was primarily due to a decrease in the weighted average cost of debt partially offset by higher outstanding balances on unsecured debt and commercial paper.

The amortization of basis adjustments on debt is primarily comprised of amortization related to the fair value adjustments on debt for terminated fair value hedging relationships.  As discussed under “Derivative Instruments”, the de-designation of the hedge accounting derivatives resulted in the termination of fair value hedging relationships.  As a consequence of these terminations, the fair value adjustments to the hedged items continue to be reported as part of the basis of the debt and are amortized to interest expense over the life of the debt.

Net interest realized on hedge accounting derivatives represents net interest on pay-float swaps for which hedge accounting has been elected.  During the first quarter of fiscal 2009, three-month LIBOR rates decreased significantly when compared to the first quarter of fiscal 2008.  As a result, we realized interest income on hedge accounting derivatives of $137 million for the first quarter of fiscal 2009 compared to interest expense on hedge accounting derivatives of $80 million in the same period of fiscal 2008.

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense for the three months ended June 30, 2008 and 2007 (dollars in millions):

	June 30, 2008	June 30, 2007
		(Restated)
Currency swaps unrealized loss	$15	$2
Foreign currency transaction (gain)/loss	(25)	4
Net interest realized on non-hedge accounting derivatives	147	(59)
Unrealized (gain)/loss on non-hedge accounting derivatives:
Interest rate swaps	(692)	(90)
Interest rate caps	1	12
Credit valuation adjustment	25	-
Net result from non-hedge accounting	($529)	($131)

Currency swaps are used to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments.  The unrealized loss in the fair value of the currency swaps in the first quarter of fiscal 2009 and fiscal 2008 was primarily due to the strengthening of the U.S. dollar relative to certain other currencies during the first quarter of the respective fiscal year.

The foreign currency transaction gain or loss relates to foreign currency denominated transactions for which we are required to revalue the foreign denominated transactions at each balance sheet date.  The gain recognized in the first quarter of fiscal 2009 was primarily due to the strengthening of the U.S. dollar against certain other currencies during the first quarter of fiscal 2009.

Net interest realized on non-hedge accounting derivatives represents interest paid on pay-fixed swaps, partially offset by the interest received on non-hedge accounting pay-float swaps.  The change for the first quarter of fiscal 2009 was primarily due to the significant decrease in the three month LIBOR rates when compared to the same period in fiscal 2008.  Therefore, we recognized interest expense of $147 million for the first quarter of fiscal 2009 compared to interest income of $59 million in the same period of fiscal 2008.

The unrealized gains on non-hedge accounting derivatives were primarily on the pay-fixed and receive-float swaps.  During the first quarter of fiscal 2009, the two year swap rate increased significantly when compared to a slight increase in the same rate during the first quarter of fiscal 2008.  This resulted in unrealized gains on non-hedge accounting derivatives of $692 million in the first quarter of fiscal 2009 compared to unrealized gains on non-hedge accounting derivatives of $90 million in the first quarter of fiscal 2008.

Refer to “Derivative Instruments” for further discussion.

Insurance Operations - Fiscal 2009 compared to fiscal 2008

The following table summarizes key results of our Insurance Operations for the three months ended
June 30, 2008 and 2007 (dollars in millions):

	June 30, 2008	June 30, 2007	Percentage Change
Contract revenues and earned premiums	$75	$63	19%
Commissions and fees	30	29	3%
Insurance earned premiums and contract revenues	$105	$92	14%

Insurance losses and loss adjustment expenses	$53	$38	39%

Agreements issued (units in thousands)	387	389	(1%)
Agreements in force (units in thousands)	4,982	4,567	9%

Our insurance operations reported $14 million of net income for the first quarter of fiscal 2009, compared to $15 million for the same period in fiscal 2008 primarily due to an increase in insurance losses and loss adjustment expenses, offset by an increase in insurance earned premiums and contract revenues.  In the first quarter of fiscal 2009, we reported $53 million in insurance losses and loss adjustment expenses compared to $38 million for the same period in fiscal 2008.  The increase in insurance losses and loss adjustment expenses primarily relate to an increase in wholesale inventory losses and an increase in vehicle service and maintenance claims due to growth in the number of agreements in force and an increase in average loss severity.

Insurance earned premiums and contract revenues were $105 million for the first quarter of fiscal 2009, compared to $92 million for the same period in fiscal 2008.  The increase in insurance earned premiums and contract revenues was primarily due to an increase in the number of agreements in force and an increase in sales of higher priced products and longer term agreements.

Our insurance operations reported investment and other income of $12 million and $13 million during the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively.  Investment and other income consisted primarily of investment income on marketable securities.  This decrease was primarily due to higher realized losses on our investment portfolio.

Investment and Other Income

Our consolidated investment and other income is primarily comprised of investment income on marketable securities and other income. We reported $44 million of investment income and other income in the first quarter of fiscal 2009 compared to $43 million for the same period in fiscal 2008.  Of that amount, $17 million consisted of investment income on marketable securities during the first quarter of fiscal 2009.  The majority of the investment income on marketable securities relates to our insurance operations.  Refer to “Insurance Operations” for further discussion.

We reported $27 million of other income for the first quarter of fiscal 2009 compared to $25 million for the same period in fiscal 2008.  Other income primarily consists of interest income on cash held in excess of our immediate funding needs, which increased primarily due to higher yields earned during the first quarter of fiscal 2009.

We reported no investment income from securitizations for the first quarter of fiscal 2009 compared to $2 million for the same period in fiscal 2008.  The decline was due to our exercise of the clean-up call option on our last outstanding securitization prior to the end of fiscal 2008.  In addition, we had no securitized finance receivables outstanding at June 30, 2008 compared to $108 million which we serviced at June 30, 2007.

Provision for Income Taxes

Our provision for income taxes for the first quarter of fiscal 2009 was $267 million compared to $108 million for the same period in fiscal 2008.   This increase is consistent with the increase in our income before tax for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

FINANCIAL CONDITION

Net Earning Assets and Vehicle Financing Volume

The composition of our net earning assets is summarized below at the dates indicated (dollars in millions):

	June 30, 2008	March 31, 2008	Percentage Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net[1]	$45,788	$43,769	5%
Dealer financing, net	12,058	11,712	3%
Total finance receivables, net	57,846	55,481	4%
Investments in operating leases, net	18,989	18,656	2%
Net earning assets	$76,835	$74,137	4%

Dealer Financing (Number of dealers receiving vehicle wholesale financing)
Toyota and Lexus dealers[2]	863	851	1%
Vehicle dealers outside of the Toyota/Lexus dealer network	501	484	4%
Total number of dealers receiving vehicle wholesale financing	1,364	1,335	2%

Dealer inventory financed (units in thousands)	252	264	(5%)

1 Includes direct finance leases of $443 million and $482 million at June 30, 2008 and March 31, 2008, respectively.
2 Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

The composition of our vehicle contract volume and market share is summarized below for the three months ended June 30, 2008 and 2007 (units in thousands):

	June 30, 2008	June 30, 2007	Percentage Change
Vehicle financing volume (units in thousands):
New retail	235	205	15%
Used retail	88	73	21%
Lease	77	67	15%
Total	400	345	16%

TMS subvened vehicle financing volume (units included in the above table):
New retail	103	63	63%
Used retail	15	11	36%
Lease	64	40	60%
Total	182	114	60%

Market share[1]:
Retail	44.5%	35.3%
Lease	14.8%	11.8%
Total	59.3%	47.1%

1 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Our higher retail and lease financing volume during the first quarter of fiscal 2009 compared to the same period in fiscal 2008 resulted in increases in earning assets.  Our total financing volume, acquired primarily from Toyota and Lexus vehicle dealers, increased by 16 percent during the first quarter of fiscal 2009 compared to the same period in fiscal 2008.  Much of this growth in volume resulted from a combination of increased availability of TMS subvention and strong dealer relationships.

Retail Finance Receivables and Financing Volume

Retail finance receivables and vehicle retail financing volume increased during the first quarter of fiscal 2009 compared to the same period in fiscal 2008.  In addition, our retail market share of TMS new vehicle sales increased in the first quarter of fiscal 2009 compared to the same period in fiscal 2008.  These increases were primarily due to the increased availability of TMS retail subvention, strong dealer relationships and the increase in the number of vehicle dealers receiving wholesale financing.  We generally experience a higher level of retail financing volume as a result of these relationships.

Lease Earning Assets and Financing Volume

Total lease earning assets are comprised of investments in operating leases.  Our vehicle lease financing volume is impacted by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment. Our vehicle lease financing volume increased for the first quarter of fiscal 2009 compared to the same period in fiscal 2008 primarily due to increased availability of TMS subvention.

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

Depreciation on Operating Leases

Fiscal 2009 compared to Fiscal 2008

Percentage change 1st Quarter Fiscal 2009 versus fiscal 2008
Depreciation on operating leases	25%
Average operating lease units outstanding	15%

Depreciation expense on operating leases increased during the first quarter of fiscal 2009 compared to the same period in fiscal 2008 primarily due to the difficulties in the U.S. economy which contributed to an increased deterioration in used vehicle prices, and an increase in the average number of operating lease vehicles outstanding.  Depreciation expense is affected by changes in the used vehicle market because used vehicle market trends are a significant factor in estimating end of term market values.

Credit Risk

Allowance for Credit Losses and Credit Loss Experience

The following tables provide information related to our allowance for credit losses and credit loss experience for the three months ended June 30, 2008 and 2007 (dollars in millions):

	June 30, 2008	June 30, 2007
Allowance for credit losses at beginning of period	$729	$554
Provision for credit losses	371	102
Charge-offs, net of recoveries (“net charge-offs”)[1]	(190)	(95)
Allowance for credit losses at end of period	$910	$561

1 Net of recoveries of $30 million and $20 million for the three months ended June 30, 2008 and 2007, respectively.

	June 30, 2008	March 31, 2008	June 30, 2007
Net charge-offs as a percentage of average gross earning assets
Finance receivables	1.11%[3]	1.08%	0.71%[3]
Operating leases	0.61%[3]	0.40%	0.20%[3]
Total	0.99%[3]	0.91%	0.58%[3]

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[1]
Finance receivables[2]	0.70%	0.65%	0.70%
Operating leases[2]	0.44%	0.41%	0.30%
Total	0.64%	0.59%	0.60%

[1] Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
2 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
3 Net charge-off ratios have been annualized using three month results.

Difficulties in the U.S. economy continued during the first quarter of fiscal 2009.  Economic growth slowed, home values continued to decline, conditions in the credit markets deteriorated and lending standards remained tight while commodity and oil prices escalated.  The rate of unemployment also increased during the first quarter of fiscal 2009.  These conditions lowered business and consumer confidence and increased uncertainty about U.S. economic growth.  Furthermore, these conditions affected some of our customers’ ability to make their scheduled payments.  As a result of these factors combined with the deterioration in used vehicle prices, we recorded higher charge-offs and increased our allowance for credit losses due primarily to higher loss severity.

The level of credit losses primarily reflects two factors: frequency of occurrence and loss severity.  Frequency of occurrence as a percentage of average outstanding contracts increased to 2.7% for the first quarter of fiscal 2009, as compared to 1.8% for the same period in fiscal 2008 while loss severity increased by 21.1% from the first quarter of fiscal 2008 to the first quarter of fiscal 2009.  These increases are primarily due to the deterioration in used vehicle prices, longer term contracts and increased risk in our portfolio due to the difficulties in the U.S. economy.

We experienced an overall increase in 60-day delinquencies, an increase in credit related costs due to the higher credit risk and exposure within the portfolio, as well as higher contract defaults and higher loss severity.  Management continues to strengthen its purchasing and collection practices in an effort to mitigate credit losses.  Our provision for credit losses was $371 million in the first quarter of fiscal 2009 compared to $102 million in the first quarter of fiscal 2008, primarily reflecting higher delinquencies in the consumer portfolio, adverse trends in the macroeconomic environment and an increase in the estimate of future loan losses.

The allowance for credit losses increased 62.2% to $910 million at June 30, 2008 compared to $561 million at June 30, 2007.  Our allowance level is based on a consistently applied analysis taking into account historical net charge-off levels, adjusted for changes in current conditions and other relevant factors.  These factors include: current economic conditions and outlook, historical loss experience, used vehicle market, purchase quality mix, contract term length, operational factors, and credit quality of the portfolio at quarter end.

 LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk arising from the inability to meet obligations when they come due.  Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in the event of adverse market conditions.  This capacity primarily arises from our ability to raise funds in the global capital markets as well as our ability to generate liquidity from our balance sheet.  This strategy has led us to develop a borrowing base that is diversified by market and geographic distribution, type of security, and investor type, among other factors.  Credit support provided by our parent provides an additional source of liquidity to us, although it is not relied upon in our liquidity planning and capital and risk management.

The following table summarizes the outstanding components of our funding sources at the dates indicated (dollars in millions):

	June 30, 2008	March 31, 2008
		(Restated)
Commercial paper	$21,888	$16,063
Unsecured term debt[1]	51,634	52,203
Total debt	$73,522	$68,266

[1]	Includes carrying value adjustments of $2.4 billion and $3.0 billion at June 30 and March 31, 2008, respectively, as described in Note 8- Debt of the Notes to Consolidated Financial Statements.

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

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $1.0 billion to $4.7 billion during the three months ended June 30, 2008, with an average balance of $3.6 billion.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $17.4 billion to $23.2 billion during the three months ended June 30, 2008, with an average outstanding balance of $21.8 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements.

Unsecured Term Debt

The following table summarizes the components of our unsecured term debt at par value (dollars in millions):

	U.S. medium term notes (“MTNs”) and domestic bonds	Euro MTNs (“EMTNs”)	Eurobonds	Total unsecured term debt[4]
Balance at March 31, 2008[1]	$23,106	$23,764	$2,903	$49,773
Issuances during the three months ended June 30, 2008	4,177[2]	1,232[3]	-	5,409
Maturities and terminations during the three months ended June 30, 2008	(4,075)	(1,193)	-	(5,268)
Balance at June 30, 2008[1]	$23,208	$23,803	$2,903	$49,914

Issuances during the one month ended July 31, 2008	$974	$1,699	$-	$2,673

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
2 MTNs and domestic bonds had terms to maturity ranging from approximately 1 year to 20 years, and had interest rates at the time of issuance ranging from 0 percent to 11.25 percent.
3 EMTNs were issued in U.S. and non-U.S. currencies, had terms to maturity ranging from approximately 1 year to
   30 years, and had interest rates at the time of issuance ranging from 0 percent to 12 percent.
4 Consists of fixed and floating rate debt.  Upon the issuance of fixed rate debt, we generally elect to enter into pay-float interest rate swaps.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,
   Derivative Instruments” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008 for a description of our use of derivatives.

We maintain a shelf registration statement with the SEC to provide for the issuance of debt securities in the U.S. capital markets to both retail and institutional investors.  We qualify as a well-known seasoned issuer under SEC rules, and as a result, we may issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2009.  Our EMTN program provides for the issuance of debt securities in the international capital markets.  In September 2007, the EMTN program was renewed for a one year period, and our Company’s affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited joined the EMTN program as issuers.  The maximum aggregate principal amount authorized to be outstanding at any time was increased from $30 billion to €40 billion, or the equivalent in other currencies, of which approximately €17 billion was available for issuance at July 31, 2008.  The authorized amount is shared among all issuers on the program.  Our EMTN program may be expanded from time to time to allow for the continued use of this source of funding.  In addition, we may issue bonds in the international capital markets that are not issued under our U.S. or EMTN programs.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture, and EMTNs are issued pursuant to the terms of an agency agreement, both of which contain customary terms and conditions.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement

In March 2008, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30 and March 31, 2008.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30 and March 31, 2008.

Letters of Credit Facilities Agreement

In addition, TMCC has uncommitted letters of credit facilities totaling $55 million at June 30 and March 31, 2007.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities was used at June 30 and March 31, 2008.

Securitization

Our securitization program represents an additional source of liquidity.  As of June 30, 2008, we owned approximately $45.8 billion in potentially securitizable retail finance receivables.  We maintain an effective shelf registration statement that complies with Regulation AB, the SEC’s rule governing the offering of asset-backed securities, which can be used to issue asset-backed securities secured by our retail finance contracts.  During the three months ended June 30, 2008, we did not execute any securitization transactions.  TMCC will continue to evaluate the market for asset-backed securities and take into consideration its funding strategies in determining whether to employ securitization funding in the future.

Credit Ratings

As of July 31, 2008, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Senior Debt	Commercial Paper	Outlook
S&P	AAA	A-1+	Stable
Moody’s	Aaa	P-1	Stable

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning NRSRO.  Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO.  Our credit ratings depend in part on the existence of the credit support agreements of Toyota Financial Services Corporation (“TFSC”) and Toyota Motor Corporation (“TMC”).  See “Item 1A. Risk Factors - Credit Support” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

DERIVATIVE INSTRUMENTS

We enter into derivative instruments for risk management purposes.  Our use of derivatives is limited to the management of interest rate and foreign exchange risks.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  Hedge accounting derivatives are comprised of pay-float interest rate swaps and cross-currency interest rate swaps.  Non-hedge accounting derivatives are comprised of, among others, pay-fixed interest rate swaps, de-designated pay-float interest rate swaps, pay-float interest rate swaps for which hedge accounting has not been elected, interest rate caps, and currency basis swaps.  We discontinue the use of hedge accounting if a derivative is sold, terminated or exercised, or if our management determines that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”).  De-designated derivatives are included within the category of non-hedge accounting derivatives.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Derivative Instruments” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008 for further discussion.

One of our goals is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities.  We use non-hedge accounting derivatives, specifically pay-fixed interest rate swaps and interest rate caps, to manage this exposure.  The use of these non-hedge accounting derivatives to mitigate interest rate risk has historically resulted in significant volatility in the net result from non-hedge accounting.  The combination of the changes in fair values of de-designated derivatives with those of non-hedge accounting derivatives has had the effect of reducing earnings volatility.  Our management does not engage in de-designation with a view as to the favorable or unfavorable impact on the results of operations.  De-designation has resulted in lower losses in the net result from non-hedge accounting in certain quarters and in lower gains in the net result from non-hedge accounting in other quarters.  These decreases represent reductions in volatility in the net result from non-hedge accounting.  We estimate that the impact of de-designation on the results of operations was a reduction in the volatility in net result from non-hedge accounting of approximately $206 million for the quarter ended June 30, 2008, and approximately $78 million for the quarter ended June 30, 2007.  Our management evaluates the reduction of volatility on a quarterly basis.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet at the dates indicated (dollars in millions):

	June 30, 2008	March 31, 2008
		(Restated)
Derivative assets	$2,909	$3,189
Less: Collateral held[1]	1,425	1,656
Derivative assets, net of collateral	$1,484	$1,533
Less: Credit valuation adjustment	27	-
Derivative assets, net of collateral and credit adjustment	$1,457	$1,533

Derivative liabilities	$582	$1,101
Less: Our own non-performance credit adjustment	2	-
Derivative liabilities, net of credit adjustment	$580	$1,101

[1]	Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in the “Counterparty Credit Risk” section below.

Counterparty Credit Risk

We enter into reciprocal collateral arrangements with certain counterparties to mitigate our exposure to the credit risk associated with the respective counterparty.  A valuation of our position with the respective counterparty is performed at least monthly.  If the market value of our net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to us.  Conversely, if the market value of the counterparty's net derivatives position with us exceeds a specified threshold, we are required to transfer cash collateral in excess of the threshold to the counterparty.  Our International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets, which are included in other assets in our Consolidated Balance Sheet.  At June 30 and March 31, 2008, we held a net $1.4 billion and $1.7 billion, respectively, in collateral from counterparties, which is included in cash and cash equivalents in our Consolidated Balance Sheet.  We are not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the net fair market value of derivative contracts at June 30, 2008, reduced by the effects of master netting agreements and collateral.  At June 30, 2008, substantially all of our derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by NRSROs.  We have not experienced a counterparty default and do not currently anticipate non-performance by any of our counterparties.  In accordance with the fair value requirements of SFAS 157, we recorded a credit valuation adjustment of $27 million related to non-performance of our counterparties at June 30, 2008.  Many of our ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.

A summary of our net counterparty credit exposure by credit rating at the dates indicated (net of collateral held) is presented below (dollars in millions):

	June 30, 2008	March 31, 2008
Credit Rating
AAA	$234	$191
AA	805	900
A	445	442
Total net counterparty credit exposure	$1,484	$1,533

The following table summarizes the composition of our derivatives portfolio at the dates indicated (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
June 30, 2008
Pay-float swaps [1]	$22,274	$25,583	$47,857	$3,271	($284)
Pay-fixed swaps	-	53,042	53,042	137	(797)
Interest rate caps	-	295	295	-	-
Counterparty netting	-	-	-	(499)	499
Total	$22,274	$78,920	$101,194	$2,909[2]	($582)[3]

March 31, 2008 (Restated)
Pay-float swaps [1]	$22,200	$23,240	$45,440	$3,892	($255)
Pay-fixed swaps	-	51,863	51,863	6	(1,555)
Interest rate caps	-	295	295	-	-
Counterparty netting	-	-	-	(709)	709
Total	$22,200	$75,398	$97,598	$3,189	($1,101)

June 30, 2007 (Restated)
Pay-float swaps [1]	$23,756	$14,264	$38,020	$1,323	($142)
Pay-fixed swaps	-	44,336	44,336	305	-
Interest rate caps	-	945	945	2	-
Counterparty netting	-	-	-	61	(61)
Total	$23,756	$59,545	$83,301	$1,691	($203)

1 Includes cross-currency interest rate swaps and currency basis swaps.
2 Excludes a credit valuation adjustment of $27 million at June 30, 2008.
3 Excludes our own non-performance credit adjustment of $2 million at June 30, 2008.

 OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

A description of our securitization funding program is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008 under “Off-Balance Sheet Arrangements”.

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates.  Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008 under “Off-Balance Sheet Arrangements”.  While the majority of these credit facilities and financing arrangements is secured, approximately 1 percent of our lending commitments at June 30, 2008 was unsecured.  In addition to these lending commitments, we have also extended $9.4 billion and $9.2 billion of wholesale financing lines not considered to be contractual commitments at June 30 and March 31, 2008, respectively, of which $6.9 billion and $6.8 billion were outstanding at June 30 and March 31, 2008, respectively.

Indemnification

Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

NEW ACCOUNTING STANDARDS

Refer to Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies and use of estimates are integral to understanding our results of operations and financial condition, because certain accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies and estimates are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. We believe our estimates for determining the valuation of our assets and liabilities are appropriate.  In addition to the accounting estimates set forth in “Critical Accounting Estimates” of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008, the following is a brief description of a critical accounting estimate involving significant valuation judgments.

Fair value of financial instruments

A portion of our assets and liabilities is carried at fair value, including available-for-sale securities and derivatives.  At June 30, 2008, $6.0 billion of our assets, and $0.6 billion of our liabilities were recorded at fair value on a recurring basis.

Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use as inputs market-based or independently sourced market parameters. We ensure that all applicable inputs are appropriately calibrated to market data, including but not limited to yield curves, interest rates, volatilities, equity or debt prices, foreign exchange rates and credit curves. In addition to market information, models also incorporate transaction details, such as maturity. Fair value adjustments, including credit (counterparties and TMCC), liquidity, and input parameter uncertainty are included, as appropriate, to the model value to arrive at a fair value measurement.

During the first quarter of fiscal 2009, no material changes were made to the valuation models. For a description of the assets and liabilities carried at fair value and the controls over valuation, refer to Note 2 - Fair Value of Financial Instruments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2008 due to the material weaknesses identified and described below.

Material Weaknesses

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in our internal control over financial reporting at June 30, 2008. We did not maintain effective controls over processes to accurately record certain of our derivatives and the related interest expense. We also did not maintain effective controls over processes to accurately record certain of our debt and related interest expense.  While the errors identified in our restatement were different in nature, we have determined that the lack of effective monitoring of the manual processes associated with these controls contributed to these material weaknesses.  The deficiencies resulted in errors in the aforementioned accounts that were not prevented or detected on a timely basis and resulted in restatements of the financial statements for fiscal years ended March 31, 2008, 2007 and 2006, including each of the quarterly periods in those fiscal years.  In addition, each of these deficiencies described above could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, our management determined that each of these deficiencies constitute a material weakness.

Remediation of Material Weaknesses in Internal Controls
We have examined our current process for recording transactions that resulted in the aforementioned errors and other transactions entered into related to debt and derivative accounting.  We will continue to strengthen our internal controls over our existing processes for debt and derivative accounting to ensure that our financial results are recorded in compliance with U.S. GAAP.  We will also continue to assess our controls and procedures and will take any further actions that we deem necessary.  Our planned implementation of a new debt and derivative accounting system will improve our internal controls as it will automate many functions currently performed manually.

Additionally with regards to the determination of market values on our derivative portfolio, we will continue to evaluate and strengthen our controls around the accuracy of the inputs used to determine derivative values as well as institute additional monitoring controls.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have occurred during the quarter ended June 30, 2008 that would have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

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

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in January 2007, claims that the Company's post-repossession notice failed to comply with the Reese-Levering Automobile Sales Finance Act of California ("Reese-Levering").  An additional cross-complaint alleging a class action in the Superior Court of California San Francisco County, Aquilar and Smith v. Toyota Motor Credit Corporation, filed in February 2008, contains similar allegations claiming that the Company's post-repossession notices failed to comply with Reese-Levering.  The plaintiffs are seeking injunctive relief, restitution and/or disgorgement, as well as damages in the Aquilar matter.  The cases have been consolidated in Stanislaus County as they present nearly identical questions of law and fact.  The Company believes it has strong defenses to these claims.

ITEM 1A.   RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See Exhibit Index on page 54.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 8, 2008	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	By /S/ JOHN F. STILLO

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

__________

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

4.4
TMCC has outstanding certain long-term debt as set forth in Note 8 - Debt of the Notes to Consolidated Financial Statements.  Not filed herein as an exhibit, pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934, is any instrument which defines the rights of holders of such long-term debt, where the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of TMCC and its subsidiaries on a consolidated basis.  TMCC agrees to furnish copies of all such instruments to the Securities and Exchange Commission upon request.

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

__________

(7)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(8)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2007, Commission File Number 1-9961.