Form 10-Q
period 2008-09-30
TOYOTA MOTOR CREDIT CORP
filed 2008-11-10
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes   ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes __    No  ☒

As of October 31, 2008, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	September 30, 2008	March 31, 2008
		(Restated)
ASSETS

Cash and cash equivalents	$1,181	$736
Investments in marketable securities	2,113	1,948
Finance receivables, net	58,104	55,481
Investments in operating leases, net	19,458	18,656
Other assets	3,931	3,577
Total assets	$84,787	$80,398

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$72,419	$68,266
Deferred income taxes	3,360	3,120
Other liabilities	3,857	4,232
Total liabilities	79,636	75,618

Commitments and contingencies (See Note 10)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized;
91,500 issued and outstanding)	915	915
Accumulated other comprehensive loss	(64)	-
Retained earnings	4,300	3,865
Total shareholder's equity	5,151	4,780
Total liabilities and shareholder's equity	$84,787	$80,398

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Financing revenues:
Operating lease	$1,236	$1,090	$2,431	$2,119
Retail financing	845	772	1,663	1,494
Dealer financing	145	162	293	326
Total financing revenues	2,226	2,024	4,387	3,939

Depreciation on operating leases	1,076	812	2,025	1,573
Interest expense	642	990	685	1,663
Net financing revenues	508	222	1,677	703

Insurance earned premiums and contract revenues	106	96	211	188
Investment and other income	26	62	70	108
Net financing revenues and other revenues	640	380	1,958	999

Provision for credit losses	356	151	727	253
Expenses:
Operating and administrative	211	205	419	402
Insurance losses and loss adjustment expenses	48	40	100	78
Total provision for credit losses and expenses	615	396	1,246	733

Income (loss) before income taxes	25	(16)	712	266
Provision for (benefit from) income taxes	8	(10)	275	98

Net income (loss)	$17	($6)	$437	$168

See Accompanying Notes to Consolidated Financial Statements.

 TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT SHAREHOLDER’S EQUITY
(Dollars in millions)
(Unaudited)

	Capital Stock	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total

BALANCE AT MARCH 31, 2007 (Restated)	$915	$52	$4,064	$5,031

Net income for the six months ended September 30, 2007	-	-	168	168
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $14 million	-	23	-	23
Reclassification adjustment for net gain included in net income, net of tax provision of $3 million	-	(6)	-	(6)
Total comprehensive income	-	17	168	185

Advances to TFSA	-	-	(3)	(3)
Reclassification to re-establish receivable due from TFSA	-	-	27	27
BALANCE AT SEPTEMBER 30, 2007 (Restated)	$915	$69	$4,256	$5,240

BALANCE AT MARCH 31, 2008 (Restated)	$915	$-	$3,865	$4,780

Effects of accounting change regarding pension plan measurement date pursuant to FASB Statement No. 158	-	-	(2)	(2)

Net income for the six months ended September 30, 2008	-	-	437	437
Net unrealized loss on available-for-sale marketable securities, net of tax benefit of $42 million	-	(71)	-	(71)
Reclassification adjustment for net loss included in net income, net of tax benefit of $4 million	-	7	-	7
Total comprehensive income	-	(64)	437	373

BALANCE AT SEPTEMBER 30, 2008	$915	($64)	$4,300	$5,151

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Six Months Ended September 30,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net income	$437	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	(783)	146
Depreciation and amortization	2,284	1,862
Recognition of deferred income	(489)	(419)
Provision for credit losses	727	253
Loss (gain) from sale of marketable securities	18	(10)
Increase in other assets	(438)	(946)
(Decrease) increase in amounts held under reciprocal collateral arrangements	(985)	515
Increase in deferred income taxes	280	82
(Decrease) increase in other liabilities	(16)	363
Net cash provided by operating activities	1,035	2,014

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,095)	(599)
Disposition of investments in marketable securities	810	443
Acquisition of finance receivables	(14,443)	(11,879)
Collection of finance receivables	10,633	8,115
Net change in wholesale receivables	703	673
Acquisition of investments in operating leases	(4,938)	(4,431)
Disposals of investments in operating leases	2,135	1,505
Net change in revolving notes from affiliates	(1,241)	-
Net cash used in investing activities	(7,436)	(6,173)

Cash flows from financing activities:
Proceeds from issuance of debt	11,199	8,338
Payments on debt	(9,083)	(7,088)
Net change in commercial paper	4,753	3,655
Net advances (to) from TFSA	(23)	24
Net cash provided by financing activities	6,846	4,929

Net increase in cash and cash equivalents	445	770

Cash and cash equivalents at the beginning of the period	736	1,329
Cash and cash equivalents at the end of the period	$1,181	$2,099

Supplemental disclosures
Interest (paid)	($1,376)	($1,432)
Income taxes received	$9	$51

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and six months ended September 30, 2008 and 2007 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2008 do not necessarily indicate the results that may be expected for the full year.  Certain prior period amounts have been reclassified to conform to the current period presentation.

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K/A Amendment No. 2 for the fiscal year ended March 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on July 30, 2008 (“Form 10-K/A”).  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Restatement of Previously Issued Financial Statements

As discussed in our annual report on Form 10-K/A, we restated our Consolidated Financial Statements for the fiscal years ended March 31, 2008, 2007 and 2006 and the quarters in fiscal years ended March 31, 2008 and 2007.  We also amended certain financial and other quarterly information previously issued in our quarterly reports on Form 10-Q.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

The following table presents the consolidated statement of income for the three and six months ended September 30, 2007, as reported in our Form 10-K filed on June 6, 2008, compared to the restated accounts as reported in our Form 10-K/A filed on July 30, 2008 (dollars in millions):

	Three Months Ended September 30, 2007		Six Months Ended September 30, 2007
	As Reported	As Restated	As Reported	As Restated
Interest expense	$989	$990	$1,613	$1,663
Net financing revenues	$223	$222	$753	$703
Net financing revenues and other revenues	$381	$380	$1,049	$999
(Loss) income before income taxes	($15)	($16)	$316	$266
(Benefit from) provision for income taxes	($9)	($10)	$118	$98
Net (loss) income	($6)	($6)	$198	$168

Summary of Significant Accounting Policies

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

On a quarterly basis, we review the estimated end of term market values of leased vehicles to assess the appropriateness of the carrying values.  To the extent the estimated end of term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value.  Factors affecting the estimated end of term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.  For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases in the Consolidated Statement of Income.  This adjustment is accounted for as a change in accounting estimate.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included under our retail financing revenues in the Consolidated Statement of Income.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, as amended” ("SFAS 144"), we review operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable.  If such events or changes in circumstances are present, and if the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms are less than book value, the operating lease assets are considered to be impaired and a loss is recorded in the current period Consolidated Statement of Income.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

Finance Receivables and Investments in Operating Leases

We account for our retail receivables, dealer financing receivables, and investment in operating leases at the amount outstanding, net of the allowance for credit losses, unearned income and any net deferred fees.  Interest income is recognized using the interest method, or on a basis that approximates a level rate of return.  Operating lease revenue is recorded to income on a straight-line basis over the term of the lease.

Retail receivable account balances and investments in operating leases are charged off when payments due are no longer expected to be received or the account is 150 days contractually delinquent, whichever occurs first.  Related collateral, if recoverable, is repossessed and sold.  Any shortfalls between proceeds received from the sale of repossessed collateral and the amounts due from customers are charged against the allowance.  Recoveries of previously charged off amounts are credited to the allowance at the time of collection.

Account balances for dealer financing receivables (other than retail receivables and investments in operating leases) are placed on nonaccrual status if full payment of principal or interest is in doubt, or when principal or interest is 90 days or more past due.  Collateral dependent loans are placed on nonaccrual status if collateral is insufficient to cover principal and interest.  Interest accrued but not collected at the date a receivable is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred fees is suspended. Interest income on nonaccrual receivables is recognized only to the extent it is received in cash.  Accounts are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured. Receivable balances are charged off to the allowance for credit losses when it is probable that a loss has been realized.

Impaired Receivables

A receivable account balance is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the contract. Impaired accounts include certain nonaccrual dealer financing receivables accounts for which an allowance has been recorded based on either the discounted cash flows, the market value, or the fair value of the underlying collateral. Impaired accounts also include receivable balances that have been modified in troubled debt restructurings as a concession to borrowers experiencing financial difficulties. Troubled debt restructurings typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, interest forbearance, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. We exclude homogeneous retail receivable account balances and leases from impaired account balances.

New Accounting Standards

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP No. FAS 157-3”).  FSP No. FAS 157-3 provides clarification on determining fair value under FASB Statement of Financial Accounting Standards ("SFAS") No. 157 when markets are inactive.  FSP No. FAS 157-3 was effective immediately upon issuance by the FASB on October 10, 2008.  The adoption of FSP No. FAS 157-3 did not have a material impact on our financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS Statement No. 133 and FASB Interpretation No. FIN 45, and Clarification of the Effective Date of FASB Statement No. 161 ("FSP No. FAS 133-1 and FIN 45-4").” FSP No. FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting  and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under Statement of Financial Accounting Standards (“SFAS”) SFAS No. 133.  FSP No. FAS 133-1 and FIN 45-4 is effective for us for the quarter beginning January 1, 2009 and is not expected to have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for us for the quarter beginning January 1, 2009.  The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires all entities to report noncontrolling interest in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling interest in the subsidiary.  SFAS 160 requires expanded disclosures that distinguish between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary.  SFAS 160 is effective for our financial statements for the fiscal year beginning April 1, 2009.  The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which modifies the accounting for business combinations.  The accounting standard requires, with few exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition-date fair value.  SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009.  The adoption of SFAS 141R is not expected to have a material impact on our consolidated financial condition or results of operations.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”), which provides the SEC Staff’s views on accounting for written loan commitments recorded at fair value under U.S. GAAP.  SAB 109 requires that the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  We adopted SAB 109 on January 1, 2008.  The adoption of SAB 109 did not have a material impact on our consolidated financial condition or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive income.  SFAS 158 requires the measurement date of plan assets to coincide with our fiscal year end of March 31 of each year.  As part of the SFAS 158 transition period adjustment, we recorded a cumulative adjustment of $2 million at June 30, 2008.

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

In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP No. FAS 157-1”).  FSP No. FAS 157-1 states that SFAS 157 does not apply under SFAS No. 13, “Accounting for Leases,” and its related interpretative accounting pronouncements that address leasing transactions.  The adoption of FSP No. FAS 157-1 on April 1, 2008 did not have a material impact on our consolidated financial condition or results of operations.

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

Fair Value Measurement – Definition and Hierarchy

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that most observable inputs be used when available.  Fair value should be based on assumptions that market participants would use, including a consideration of nonperformance risk.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted (unadjusted) prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:  Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The use of observable and unobservable inputs is reflected in the fair value hierarchy assessment disclosed in the tables within this section.  The availability of observable inputs can vary based upon the financial instrument and variety of factors, such as instrument type, market liquidity and other specific characteristics particular to the financial instrument.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment by management. The degree of management’s judgment can result in financial instruments being classified as or transferred to the Level 3 category.

Controls over Valuation of Financial Assets and Financial Liabilities

We have internal controls in place to ensure the appropriateness of fair value measurements including validation processes, review of key model inputs, and reconciliation of period-over-period fluctuations.  All fair value measurements are subject to analysis and management review and approval is required as part of the validation process.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (continued)

Fair Value Methods

Fair value is based on quoted market prices, where available.  If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use as inputs market-based or independently sourced market parameters.  We use prices and inputs that are current as of the measurement date, including periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for certain financial instruments.  This condition could result in a financial instrument being reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

Valuation Adjustments
Credit Valuation Adjustments – Adjustments are required when the market price (or parameter) is not indicative of the credit quality of the counterparty.

Non-Performance Credit Valuation Adjustments – Adjustments reflect our own non-performance risk when our liabilities are measured at fair value.

Liquidity Valuation Adjustments – Adjustments are necessary when we are unable to observe prices for a financial instrument due to market illiquidy.

Valuation Methods
The following section is a description of the valuation methodologies used for financial instruments measured at fair value, key inputs and significant assumptions in addition to the general classification of such instruments pursuant to the valuation hierarchy.

Cash Equivalents
Cash equivalents, consisting of money market instruments, represent highly liquid investments with original maturities of three months or less.  Generally, quoted market prices are used to determine the fair value of money market instruments.

Marketable Securities
The marketable securities portfolio includes investments in U.S. government and non-U.S. government securities, corporate debt and equities, asset-backed securities, and mutual funds.  Where available, we use quoted market prices to measure fair value for these financial instruments.  If quoted prices are not available, prices for similar assets and matrix pricing models are used.  Some securities may have limited transparency or less observability; in these situations, fair value may be estimated using various assumptions such as default rates, loss severity and credit ratings.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (Continued)

Derivative Assets
As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter (OTC).  Substantially all of our derivative exposures are with counterparties assigned with investment grade ratings of “A” or better by a nationally recognized statistical rating organization (“NRSRO”).

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

Other Assets
Other assets portfolio consists, in part, of a money market mutual fund, which has been adversely affected by the current liquidity crisis in the marketplace.  At September 30, 2008, our investment in the money market mutual fund was $424 million.  Since the net asset value of the money market mutual fund was no longer publicly available, we used net present value techniques adjusted for credit and liquidity risks and reported this in our other assets portfolio.  We recorded credit and liquidity valuation adjustments of $10 million with respect to this money market mutual fund.  When there is a lack of observable prices within the marketplace, we use management judgment to develop reasonable assumptions that market participants would use to determine fair value.  See Note 14 of the Notes to Consolidated Financial Statements for additional information.

Derivative and Credit Risk
Our derivative fair value measurements consider assumptions about counterparty and our own non-performance risk.  Generally, we assume that a valuation that uses the LIBOR curve to convert future values to a present value is appropriate for derivative assets and liabilities.  We consider counterparty credit risk and our non-performance risk through a credit valuation adjustment.  The credit valuation adjustment calculation uses the credit default probabilities of our derivative counterparties over a particular time period.  In situations where our net position with derivative counterparty is a liability, we use our own credit default probability to calculate the required adjustment.

Our derivative fair values as presented were valued using an unadjusted LIBOR curve.  The fair values of derivatives which were in an asset position at September 30, 2008 were adjusted for counterparty credit valuation adjustment of $16 million. We adjusted our derivative liabilities in the amount of $7 million for our own credit valuation adjustment at September 30, 2008.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (Continued)

The following tables set forth our financial assets and liabilities that were accounted for at fair value as of September 30, 2008 (dollars in millions), by level within the fair value hierarchy.  As required by SFAS 157, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements on a Recurring Basis at September 30, 2008
	Quoted market prices in active markets (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3) [3]	FIN 39 netting, collateral, and other adjustments[1]	Total fair value in the consolidated Balance Sheet

Cash equivalents	$923	$-	$-	$-	$923
Marketable securities	343	1,768	2	-	2,113
Derivative assets[2]	-	1,396	509	(1,724)	181
Other assets	-	-	424	(10)	414
Total assets	$1,266	$3,164	$935	($1,734)	$3,631

Derivative liabilities[2]	$-	($1,494)	($239)	$1,044	($689)
Total liabilities	$-	($1,494)	($239)	$1,044	($689)
Total assets and liabilities	$1,266	$1,670	$696	($690)	$2,942

[1]
As permitted under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), we have elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when a legally enforceable master netting agreement exists.  The derivative assets and derivative liabilities balances are shown gross in this table.  Other adjustments include the following items: a) Derivative asset credit valuation adjustment of $16 million; b) Derivative liability non-performance credit valuation adjustment of $7 million and c) Money market mutual fund credit and valuation adjustments of $10 million.

[2]	Derivative assets and derivative liabilities include interest rate swaps, foreign currency swaps, and interest rate caps.
[3]	Other assets include the money market mutual fund balance before the credit and liquidity valuation adjustments.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (Continued)

The following tables sets forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period and the six month period ended September 30, 2008 (dollars in millions).  The determination in classifying a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement.

Three Months Ended September 30, 2008

	Fair value measurements using significant unobservable inputs
	Fair value, June 30, 2008	Total realized losses[2]	Purchases, issuances, and settlements, net[4]	Transfers in and/or out of Level 3	Change in unrealized losses related to financial instruments[6]	Fair value September 30, 2008

Marketable securities	$2	($1)	$-	$-	$1	$2
Derivative assets, net [3,4,5]	160	(52)	35	293	(166)	270
Other assets[7]	-	-	-	424	-	424
Total net assets[1]	$162	($53)	$35	$717	($165)	$696

Six Months Ended September 30, 2008

	Fair value measurements using significant unobservable inputs
	Fair value, April 1, 2008	Total realized losses[2]	Purchases, issuances, and settlements, net[4]	Transfers in and/or out of Level 3	Change in unrealized losses related to financial instruments[6]	Fair value September 30, 2008

Marketable securities	$-	$-	$-	$2	$-	$2
Derivative assets, net [3,4,5]	295	(90)	22	293	(250)	270
Other assets[7]	-	-	-	424	-	424
Total net assets[1]	$295	($90)	$22	$719	($250)	$696

[1] Level 3 assets, as a percentage of total assets, was 0.8% at September 30, 2008.
[2]   Our marketable securities are designated as available-for-sale (“AFS”) and are recorded at fair value.  The unrealized gain or loss, difference between fair value and amortized cost, is included as a separate component of shareholder’s equity as accumulated other comprehensive income (“AOCI”).  Realized losses may occur when AFS securities are sold or when considered other than temporarily impaired.  Realized losses may occur on derivative contracts when they mature or are called or terminated early.

[3] The derivative assets are shown net within this table.
4   Net interest receipts or payments on derivative contracts are shown in purchases, issuances and settlements net.
[5] Net derivative assets are shown excluding the credit valuation adjustment of $16 million and the non-performance credit valuation adjustment of $7 million.
[6]   Represents the amount of unrealized gains or losses for the period included in earnings and/or AOCI that are attributable to the change in unrealized gains or losses for assets and liabilities classified as Level 3 at the end of the period.  Derivative contracts are marked at fair value and any changes in the mark-to-market values are recorded as an unrealized gain or loss.  Unrealized gains or losses on AFS securities are recorded in AOCI.

[7] Represents a money market mutual fund balance excluding the credit and liquidity valuation adjustments of $10 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (Continued)

Significant Changes to Level 3 Assets During the Period

Level 3 net assets increased $534 million and $401 million during the three and six months ended September 30, 2008, respectively.  The increases were primarily due to the transfer of $424 million of assets previously classified as cash and cash equivalents in Level 1.  This transfer resulted from a money market mutual fund whose net asset value was no longer publicly available.  Additionally, the increase in net derivative assets was primarily due to a $293 million change in the valuation method of certain derivative instruments resulting in their transfer to Level 3.  Losses during the three and six months ended September 30, 2008 of $218 million and $340 million, respectively, were principally due to unrealized losses on net derivative assets and to a lesser extent, realized losses on derivative contracts that were matured, called or terminated early.  The unrealized and realized losses for these derivatives recorded in earnings did not have a significant impact on our financial statements.

Note 3 – Finance Receivables, Net

Finance receivables, net consisted of the following at the dates indicated (dollars in millions):

	September 30,	March 31,
	2008	2008
Retail receivables[1]	$47,377	$44,382
Dealer financing	11,669	11,768
	59,046	56,150

Deferred origination costs	773	747
Unearned income	(831)	(767)
Allowance for credit losses	(884)	(649)
Finance receivables, net	$58,104	$55,481

[1] Includes direct finance lease receivables of $436 million and $527 million at September 30, 2008 and March 31, 2008, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Finance Receivables, Net (continued)

The tables below set forth information about impaired loans (dollars in millions):

	September 30,	March 31,
	2008	2008

Impaired account balances with an allowance:
Dealer Financing	$13	$-

Impaired account balances without an allowance:
Dealer Financing	-	-

Total impaired account balances	$13	$-

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Average balance of impaired account balances during the period:
Dealer Financing	$14	$-	$17	$-

Interest income recognized on impaired account balances during the period:
Dealer Financing	$-	$-	$-	$-

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following at the dates indicated (dollars in millions):

	September 30,	March 31,
	2008	2008
Vehicles	$25,208	$23,852
Equipment and other	882	848
	26,090	24,700
Deferred origination fees	(86)	(64)
Deferred income	(480)	(417)
Accumulated depreciation	(5,902)	(5,483)
Allowance for credit losses	(164)	(80)
Investments in operating leases, net	$19,458	$18,656

Note 5 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases for the three and six months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Allowance for credit losses at beginning of period	$910	$561	$729	$554
Provision for credit losses	356	151	727	253
Charge-offs, net of recoveries[1]	(218)	(137)	(408)	(232)
Allowance for credit losses at end of period	$1,048	$575	$1,048	$575

[1] Net of recoveries of $26 million and $56 million for the three and six months ended September 30, 2008, respectively, and $21 million and
  $41 million for the three and six months ended September 30, 2007, respectively.

	September 30, , 2008	September 30, 2007
Aggregate balances for accounts 60 or more days past due[2]
Finance receivables[3]	$538	$407
Operating leases[3]	186	70
Total	$724	$477

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Interest Expense and Derivatives and Hedging Activities

The following table summarizes the components of interest expense for the three and six months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Interest expense on debt	$652	$729	$1,352	$1,457
Amortization of basis adjustments on debt	(11)	(6)	(24)	(20)
Net interest on hedge accounting derivatives	(121)	107	(258)	189
Amortization of debt issue costs	43	16	67	32
Ineffectiveness related to hedge accounting derivatives	(1)	5	(3)	(2)
Interest expense excluding non-hedge accounting results	562	851	1,134	1,656
Net result from non-hedge accounting	80	139	(449)	7
Total interest expense	$642	$990	$685	$1,663

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense for the three and six months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September, 30
	2008	2007	2008	2007
		(Restated)		(Restated)
Currency swaps unrealized loss (gain)	$186	($49)	$201	($47)
Foreign currency transaction (gain) loss	(223)	57	(248)	60
Net interest on non-hedge accounting derivatives	160	(59)	307	(118)
Unrealized (gain) loss on non-hedge accounting derivatives
Interest rate swaps	(27)	182	(719)	92
Interest rate caps	-	8	1	20
Credit valuation adjustments	(16)	-	9	-
Net result from non-hedge accounting	$80	$139	($449)	$7

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Interest Expense and Derivatives and Hedging Activities (Continued)

The following table summarizes our derivative assets and derivative liabilities, which are included in other assets and other liabilities in our Consolidated Balance Sheet at the dates indicated (dollars in millions):

	September 30, 2008	March 31, 2008
		(Restated)
Derivative assets	$812	$3,186
Less: Collateral held[1]	615	1,656
Derivative assets, net of collateral	197	1,530
Less: Credit valuation adjustment	16	-
Derivative assets, net of collateral and credit valuation adjustment	$181	$1,530
Embedded derivative assets	$49	$3

Derivative liabilities	$640	$1,058
Plus: Collateral held[1]	56	-
Derivative liabilities, net of collateral	696	1,058
Less: Our own non-performance credit valuation adjustment	7	-
Derivative liabilities, net of collateral and non-performance credit valuation adjustment	$689	$1,058
Embedded derivative liabilities	$28	$43

[1]	Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in the “Counterparty Credit Risk” section below.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following at the dates indicated (dollars in millions):

	September 30, 2008	March 31, 2008
		(Restated)
Other assets:
Notes from affiliates	$1,939	$711
Derivative assets[1]	230	1,533
Used vehicles held for sale[2]	275	277
Deferred charges	216	225
Income taxes receivable	382	386
Other assets	889	445
Total other assets	$3,931	$3,577

Other liabilities:
Unearned insurance premiums and contract revenues	$1,379	$1,312
Accounts payable and accrued expenses	1,065	1,020
Derivative liabilities[3]	717	1,101
Deferred income	317	302
Other liabilities	379	497
Total other liabilities	$3,857	$4,232

[1] Amounts are net of collateral and credit valuation adjustments. Included in this balance are embedded assets of $49 million and $3 million at September 30, 2008 and March 31, 2008, respectively.
[2] Primarily represents repossessed and off-lease vehicles.
[3] Amounts are net of collateral and non-performance credit valuation adjustments.  Included in this balance are embedded liabilities of $28 million and $43 million at September 30, 2008 and March 31, 2008, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows at the dates indicated (dollars in millions):

			Weighted Average Contractual Interest Rates
	September 30, 2008	March 31, 2008	September 30, 2008	March 31, 2008
		(Restated)
Commercial paper[1]	$20,843	$16,063	2.70%	3.25%
Notes and loans payable[1]	51,216	49,232	5.77%	4.30%
Carrying value adjustment[2]	360	2,971
Debt	$72,419	$68,266	4.89%	4.05%

[1] Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.
[2] Represents the effects of foreign currency transaction gains and losses and fair value adjustments to debt in hedging relationships, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

The carrying value of our notes and loans payable includes unsecured notes denominated in various foreign currencies valued at $23.5 billion and $23.7 billion at September 30 and March 31, 2008, respectively.  Concurrent with the issuance of these unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Additionally, the carrying value of our notes and loans payable at September 30, 2008 consists of $16.6 billion of unsecured floating rate notes with interest rates at September 30, 2008 ranging from 0 percent to 15.8 percent and $35.0 billion of unsecured fixed rate notes with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

As of September 30, 2008, our commercial paper had an average remaining maturity of 36 days.  Our notes and loans payable mature on various dates through fiscal 2047.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Liquidity Facilities and Letters of Credit

364 Day Credit Agreement

In March 2008, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30 and March 31, 2008.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30 and March 31, 2008.

Letters of Credit Facilities Agreement

In addition, TMCC has uncommitted letters of credit facilities totaling $5 million and $55 million at September 30 and March 31, 2008, respectively.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities was used at September 30 and March 31, 2008.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below at the dates indicated (dollars in millions):

	September 30, 2008	March 31, 2008
Commitments:
Credit facilities with vehicle and industrial equipment dealers[1]	$5,840	$5,615
Facilities lease commitments[2]	104	108
Total commitments	5,944	5,723
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	100	148
Total commitments and guarantees	$6,044	$5,871

[1] Excludes $9.1 billion and $9.2 billion of wholesale financing lines not considered to be contractual commitments at September 30 and
  March 31, 2008, respectively, of which $6.5 billion and $6.8 billion were outstanding at September 30 and March 31, 2008, respectively.

[2] Includes $58 million and $62 million in facilities lease commitments with affiliates at September 30 and March 31, 2008, respectively.

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectibility on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facilities available to vehicle and industrial equipment dealers, $4.6 billion and $4.1 billion were outstanding at September 30 and March 31, 2008, respectively, and were recorded in finance receivables, net in the Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Commitments and Contingencies (Continued)

We are party to a 15-year lease agreement with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At September 30, 2008, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above, are as follows: fiscal years ending March 31, 2009 – $11 million; 2010 - $21 million; 2011 - $17 million; 2012 - $13 million; 2013 - $10 million; and thereafter – $32 million.

Guarantees and Other Contingencies

TMCC has guaranteed certain bond obligations relating to two affiliates totaling $100 million of principal and interest that were issued by Putnam County, West Virginia and Gibson County, Indiana.  The bonds mature in the following fiscal years ending March 31, 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of failure by the affiliates to fulfill their obligations; bankruptcy involving the affiliates or TMCC; or failure to observe any covenant, condition, or agreement under the guarantees by the affiliates, bond issuers, or TMCC.

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30 and March 31, 2008.  The fair value of these guarantees at both September 30 and March 31, 2008 was approximately
$1 million.  As of September 30 and March 31, 2008, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.  In addition, other than the fee discussed above, there are no corresponding expenses or cash flows arising from these guarantees.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim.  In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of September 30, 2008, we determined that it is not probable that we will be required to make any material payments in the future. As of September 30 and March 31, 2008, no amounts have been recorded under these indemnifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Commitments and Contingencies (Continued)

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are, or purport to be, class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We, along with internal and external counsel, perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims.  However, based on information currently available, the advice of counsel, and established reserves, we expect that the ultimate liability resulting therefrom will not have a material adverse effect on our consolidated financial statements.  We caution that the eventual development, outcome and cost of legal proceedings are by their nature uncertain and subject to many factors, including but not limited to, the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability from existing litigation.

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in January 2007, claims that the Company's post-repossession notice failed to comply with the Reese-Levering Automobile Sales Finance Act of California ("Reese-Levering").  An additional cross-complaint alleging a class action in the Superior Court of California San Francisco County, Aquilar and Smith v. Toyota Motor Credit Corporation, filed in February 2008, contains similar allegations claiming that the Company's post-repossession notices failed to comply with Reese-Levering.  The plaintiffs are seeking injunctive relief, restitution and/or disgorgement, as well as damages in the Aquilar matter.  In May 2008, the Garcia and Aquilar cases (“Garcia Cases”) were consolidated in Stanislaus County as they present nearly identical questions of law and fact.  A complaint alleging a class action in the Superior Court of California San Diego County, McNess v. Toyota Motor Credit Corporation, filed in September 2008, contains similar allegations claiming that the Company’s post-repossession notice failed to comply with Reese Levering.  The plaintiff is seeking injunctive relief and restitution.  The Company intends to seek consolidation of the McNess case with the Garcia Cases as it presents nearly identical questions of law and fact.  The Company believes that it has strong defenses to these claims.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Income Taxes

Income Tax Provision

Our effective tax rate was 39 percent for the first half of fiscal 2009, compared to 37 percent for the same period in fiscal 2008. The increase in income taxes during the first half of fiscal 2009 compared to the same period in fiscal 2008 was primarily due to reduced benefits realized from the federal hybrid vehicle tax credit.  The credit was phased out for qualified Toyota vehicles purchased after October 1, 2007.

Tax Related Contingencies

We are routinely subject to U.S. Federal, state and local, and foreign income tax examinations by tax authorities in various jurisdictions.  We are in various stages of completion of several income tax examinations, including an examination by the Internal Revenue Service for the taxable years March 31, 2004 through March 31, 2008.  We do not have any material positions for which it is reasonably possible that the amount of unrecognized tax benefits will significantly increase or decrease as a result of these examinations.  If we enter into a settlement with the taxing authorities, the reserve established in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” would be reduced accordingly.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Related Party Transactions

As of September 30, 2008, there have been no material changes to our related party agreements or relationships as described in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008, except as described below.  The table below summarizes the amounts included in our Consolidated Balance Sheet under various related party agreements or relationships at the dates indicated (dollars in millions):

	September 30, 2008	March 31, 2008
Assets:
Finance receivables, net
Receivables with affiliates	$32	$21
Notes receivable under home loan program	$8	$8
Deferred retail subvention income from affiliates	($605)	($530)

Investments in operating leases, net
Leases to affiliates	$37	$38
Deferred lease subvention income from affiliates	($478)	($415)

Other assets
Notes receivable from affiliates[1]	$1,939	$711
Subvention receivable from affiliates	$136	$75
Intercompany receivables	$63	$94
Deferred debt issue costs	$4	$2

Liabilities:
Other liabilities
Intercompany payables	$253	$355
Note payable to affiliate[2]	$87	$110

Shareholder’s Equity:
Advances to TFSA[3]	$-	$3
Reclassification to re-establish receivable due from TFSA[4]	$-	($27)

1 Represents balances primarily due from Toyota Credit Canada Inc. (“TCCI”), Toyota Motor Finance (Netherlands) B.V. (“TMFNL”), and
  Toyota Financial Savings Bank (“TFSB”).
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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Related Party Transactions (Continued)

The table below summarizes the amounts included in our Consolidated Statement of Income under various related party agreements or relationships for the three and six months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net Financing Revenues:
Manufacturers’ subvention support and other revenues	$186	$163	$363	$313
Credit support fees incurred	($12)	($10)	($23)	($20)
Foreign exchange gain (loss) on notes receivable from an affiliate	$19	$-	($5)	$-

Other Revenues:
Affiliate insurance premiums, commissions, and other	$17	$16	$34	$33
revenues
Interest earned on receivables from affiliates	$4	$5	$7	$5

Expenses:
Shared services charges and other expenses	$10	$14	$22	$28
Employee benefits expense	$14	$14	$28	$28

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Segment Information

Financial information for our operating segments in our Consolidated Balance Sheet is summarized below at the dates indicated (dollars in millions):

	September 30, 2008	March 31, 2008
		(Restated)
Assets:
Finance Operations[1]	$81,144	$76,714
Insurance Operations[1]	2,491	2,450
Other[2]	1,152	1,234
Total Assets	$84,787	$80,398

[1] The amounts presented are before the elimination of balances and transactions with other reporting segments.
2 Other amounts include financing provided to industrial equipment dealers and intersegment eliminations.

Financial information for our operating segments in our Consolidated Statement of Income is summarized below for the three and six months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Gross revenues:
Finance Operations[1]	$2,169	$1,984	$4,284	$3,859
Insurance Operations[1]	116	132	242	245
Other[2]	73	66	142	131
Total gross revenues	$2,358	$2,182	$4,668	$4,235

Net income (loss):
Finance Operations[1]	$9	($43)	$405	$102
Insurance Operations[1]	19	34	42	57
Other[2]	(11)	3	(10)	9
Total net income (loss)	$17	($6)	$437	$168

[1] The amounts presented are before the elimination of balances and transactions with other reporting segments.
2 Other amounts include financing provided to industrial equipment dealers and intersegment eliminations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Subsequent Event

In September 2008, a money market mutual fund announced that its net asset value had been reduced below $1.  Consequently, the fund sought an order from the SEC to suspend all rights of redemption, which the SEC granted.  As of September 30, 2008, we had $424 million invested in this money market mutual fund. Our investment in this money market mutual fund was reclassified from cash and cash equivalents to other assets as a result of the money market mutual fund halting redemption requests in September 2008.

On October 30, 2008, the fund announced that it began distributing payments to shareholders representing approximately 50% of the total assets of the fund.  Future distributions will be made periodically as cash accumulates in the fund.  As of October 31, 2008, we have received distributions in the amount of $215 million, representing 51% of our total investment.  See Note 2 of the Notes to Consolidated Financial Statements for additional information.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K/A Amendment No.2 for the fiscal year ended March 31, 2008 filed with the SEC on July 30, 2008 (“Form 10-K/A”) and in “Part II. Item 1A. Risk Factors” of this Form 10-Q.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

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

Our consolidated net income was $17 million and $437 million for the second quarter and first half of the fiscal year ending March 31, 2009 (“fiscal 2009”), respectively, compared to a net loss of $6 million and net income of $168 million for the same periods in the fiscal year ended March 31, 2008 (“fiscal 2008”).  Our results in the second quarter of fiscal 2009 primarily reflect the decrease in our interest expense due to the net interest income realized on hedge accounting derivatives and lower interest expense on debt.  Our results for the first half of fiscal 2009 reflect the decrease in our interest expense due to unrealized gains on non-hedge accounting derivatives.  The decrease in our interest expense during the second quarter and first half of fiscal 2009 were offset by an increase in the provision for credit losses, net charge-offs and depreciation on operating leases, as described below.  Our results also reflect an increase in our financing revenues.  In the first half of fiscal 2009, we had record financing volume of 761 thousand units on our retail and lease contracts and higher earning assets.

Our provision for credit losses and expenses increased to $615 million and $1,246 million for the second quarter and first half of fiscal 2009, respectively, compared to $396 million and $733 million for the same period of fiscal 2008.  During the first half of fiscal 2009, the U.S. economy experienced significant market pressures.  Economic growth slowed, unemployment escalated and commodity prices increased while home values deteriorated.  In addition, credit markets experienced extreme volatility which resulted in less liquidity and widening credit spreads.  These conditions along with the financial crisis in the banking industry adversely affected business and consumer confidence and increased uncertainty about U.S. economic growth.  These conditions affected some of our customers’ ability to make their scheduled payments.  As a result of these factors, we recorded a higher provision for credit loss, experienced higher charge-offs and increased our allowance for credit losses.  We also recorded higher depreciation expense due to the deterioration in used vehicle prices.

Our financing operations reported net income of $6 million and $412 million for the second quarter and first half of fiscal 2009, respectively, compared to a net loss of $32 million and net income of $127 million for the same periods of fiscal 2008.  Our interest expense for the second quarter of fiscal 2009 primarily reflects the decrease in our interest expense due to the net interest income realized on hedge accounting derivatives and lower interest expense on debt.  Our interest expense for the first half of fiscal 2009 was lower due to unrealized gains on non-hedge accounting derivatives and a decrease in interest expense on debt.  Our results also reflect the increase in our total financing revenues which was due to an increase in finance receivables.  These results were impacted by the higher provision for credit losses resulting from the effect of the difficulties in the U.S. economy as discussed above.

Our insurance operations reported net income of $11 million and $25 million for the second quarter and first half of fiscal 2009, respectively, compared to $26 million and $41 million for the same periods of fiscal 2008.  Our results were affected by higher realized losses on the investment portfolio, an increase in insurance losses and loss adjustment expenses, offset by an increase in insurance earned premiums and contract revenues.

Overall, at September 30, 2008, our total equity was $5.2 billion, an increase of $371 million in our capital position from March 31, 2008.  Our debt-to-equity positions were 14.1 and 12.3 at September 30, 2008 and 2007, respectively.

RESULTS OF OPERATIONS

Financing Operations – Fiscal 2009 compared to Fiscal 2008

	Percentage change fiscal 2009 versus fiscal 2008
	Three Months Ended September 30	Six Months Ended September 30
Financing Revenues:
Operating lease	13%	15%
Retail financing[1]	9%	11%
Dealer financing	(10%)	(10%)
Total financing revenues	10%	11%

Depreciation on operating leases	33%	29%
Interest expense	(35%)	(59%)
Net financing revenues	129%	139%

1 Includes direct finance lease revenues.

Financing Revenues

Net financing revenues increased 129 percent and 139 percent during the second quarter and first half of fiscal 2009, respectively, compared to the same periods in fiscal 2008.  Our net financing revenues were primarily affected by the decrease in our interest expense.  Our interest expense for the second quarter of fiscal 2009 primarily reflect the decrease in our interest expense due to the net interest income realized on hedge accounting derivatives and lower interest expense on debt.  Our interest expense for the first half of fiscal 2009 was lower due to unrealized gains on non-hedge accounting derivatives and a decrease in interest expense on debt.  Refer to “Interest Expense” for further discussion.  Our results also reflect the increase in our total financing revenues which was primarily due to an increase in finance receivables.  In the first half of fiscal 2009, we had record financing volume in our lease and retail contracts.  Our financing revenues were influenced as follows:

•
Our operating lease revenues were 13 percent and 15 percent higher during the second quarter and first half of fiscal 2009, respectively, compared to the same periods in fiscal 2008.  This increase was due to higher operating lease assets resulting from higher leasing volume, and higher yields.

•
Our retail financing revenues increased 9 percent and 11 percent during the second quarter and first half of fiscal 2009, respectively, compared to the same periods in fiscal 2008.  This was primarily due to an overall increase in financing volume resulting in higher earning assets for the first half of fiscal 2009.

•
Dealer financing revenues decreased 10 percent for both the second quarter and first half of fiscal 2009, respectively, compared to the same periods in fiscal 2008 primarily due to lower yields which resulted from declining short term interest rates.  This decrease was partially offset by an increase in the number of dealers serviced.

The yield on our total finance receivables portfolio was 6.7 percent for both the second quarter and first half of fiscal 2009 compared to 7.3 percent for the same periods in fiscal 2008.

Depreciation Expense

Depreciation expense on operating leases increased 33 percent and 29 percent during the second quarter and first half of fiscal 2009 compared to the same periods in fiscal 2008.  This increase occurred primarily as a result of the difficulties in the U.S. economy which contributed to the deterioration of used vehicle prices.  Refer to “Residual Value Risk” for further discussion.

Interest Expense

The following table summarizes the components of interest expense for the three and six months ended September 30, 2008 and 2007 (dollars in millions):
	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(Restated)			(Restated)
Interest expense on debt	$652	$729	$1,352	$1,457
Amortization of basis adjustments on debt	(11)	(6)	(24)	(20)
Net interest on hedge accounting derivatives	(121)	107	(258)	189
Amortization of debt issue costs	43	16	67	32
Ineffectiveness related to hedge accounting derivatives	(1)	5	(3)	(2)
Interest expense excluding non-hedge accounting results	562	851	1,134	1,656
Net result from non-hedge accounting	80	139	(449)	7
Total interest expense	$642	$990	$685	$1,663

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper.  The decrease during the second quarter and first half of fiscal 2009 when compared to the same periods in fiscal 2008 was primarily due to a decrease in the weighted average contractual interest rates of debt partially offset by higher outstanding balances of total debt.

The amortization of basis adjustments on debt is primarily comprised of amortization related to the fair value adjustments on debt for de-designated fair value hedging relationships.  As discussed under “Derivative Instruments,” the de-designation of the hedge accounting derivatives resulted in the termination of fair value hedging relationships.  As a consequence of these de-designations, the fair value adjustments to the hedged items continue to be reported as part of the basis of the debt and are amortized to interest expense over the life of the debt.

Net interest realized on hedge accounting derivatives represents net interest on pay-float swaps for which hedge accounting has been elected.  During the second quarter and first half of fiscal 2009, three-month LIBOR rates decreased significantly when compared to the same periods in fiscal 2008.  As a result, we realized interest income on hedge accounting derivatives of $121 million for the second quarter of fiscal 2009 and $258 million for the first half of fiscal 2009 compared to interest expense on hedge accounting derivatives of $107 million and $189 million for the second quarter and first half of fiscal 2008, respectively.

The increase in the amortization of debt issue costs during the second quarter and first half of fiscal 2009 was primarily related to losses recognized on the revaluation of debt issue costs denominated in foreign currencies due to the strengthening of the U.S. dollar in fiscal 2009 relative to certain other currencies in which our non-U.S. dollar debt is denominated.

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense for the three and six months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Currency basis swaps unrealized loss (gain)	$186	($49)	$201	($47)
Foreign currency transaction (gain) loss	(223)	57	(248)	60
Net interest on non-hedge accounting derivatives	160	(59)	307	(118)
Unrealized (gain) loss on non-hedge accounting derivatives:
Interest rate swaps	(27)	182	(719)	92
Interest rate caps	-	8	1	20
Credit valuation adjustments	(16)	-	9	-
Net result from non-hedge accounting	$80	$139	($449)	$7

Currency swaps are used to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments.  The foreign currency transaction gain or loss relates to foreign currency denominated transactions for which we are required to revalue the foreign denominated transactions at each balance sheet date.  During the second quarter and first half of fiscal 2009, the U.S. dollar strengthened relative to certain other currencies in which our non-U.S. dollar debt is denominated.  This resulted in unrealized losses in the fair value of the currency swaps and the recognition of gains in foreign currency transaction in these fiscal 2009 periods.  During the second quarter and first half of fiscal 2008, the U.S. dollar weakened relative to certain other currencies in which our non-U.S. dollar debt is denominated.  This resulted in unrealized gains in the fair value of the currency basis swaps and the recognition of losses in foreign currency transaction in those fiscal 2008 periods.

Net interest realized on non-hedge accounting derivatives represents interest paid on pay-fixed swaps, partially offset by the interest received on non-hedge accounting pay-float swaps.  The change for the second quarter and first half of fiscal 2009 was primarily due to the significant decrease in the three month LIBOR rates when compared to the same period in fiscal 2008.  Therefore, we recognized interest expense of $160 million for the second quarter of fiscal 2009 and $307 million for the first half of fiscal 2009 compared to interest income of $59 million and $118 million in the second quarter and first half of fiscal 2008, respectively.

The unrealized gains on non-hedge accounting derivatives were primarily on the pay-fixed swaps partially offset by unrealized losses on the non-hedge accounting pay-float swaps.  During the second quarter and first half of fiscal 2009, the two year swap rate increased compared to a decrease in the same periods of fiscal 2008.  This resulted in unrealized gains on non-hedge accounting derivatives of $27 million in the second quarter of fiscal 2009 and $719 million in the first half of fiscal 2009 compared to unrealized losses on non-hedge accounting derivatives of $182 million and $92 million for the second quarter and first half of fiscal 2008, respectively.

Refer to “Derivative Instruments” for further discussion.

Insurance Operations – Fiscal 2009 compared to Fiscal 2008

The following table summarizes key results of our Insurance Operations for the three and six months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2008	2007		2008	2007

Contract Revenues and Earned Premiums	$76	$66	15%	$151	$129	17%
Commissions and Fees	30	30	0%	60	59	2%
Insurance earned premiums and contract revenues	$106	$96	10%	$211	$188	12%

Insurance losses and loss adjustment expenses	$48	$40	20%	$100	$78	28%

Agreements issued (units)	357	394	(9%)	746	783	(5%)
Agreements in force (units)	5,141	4,712	9%	5,141	4,712	9%

Our insurance operations reported $11 million and $25 million of net income for the second quarter and first half of fiscal 2009, respectively, compared to $26 million and $41million for the same periods in fiscal 2008.  The decrease in net income was primarily due to an increase in insurance losses and loss adjustment expenses, offset by an increase in insurance earned premiums and contract revenues.  We reported $48 million and $100 million of insurance losses and loss adjustment expenses for the second quarter and first half of fiscal 2009, respectively, compared to $40 million and $78 million for the same periods in fiscal 2008.  The increase in insurance losses and loss adjustment expenses primarily relates to an increase in average loss severity and an increase in vehicle service and maintenance claims due to growth in the number of agreements in force.

Insurance earned premiums and contract revenues were $106 million and $211 million for the second quarter and first half of fiscal 2009, respectively, compared to $96 million and $188 million for the same periods in fiscal 2008.  The increase in insurance earned premiums and contract revenues was primarily due to an increase in the number of agreements in force and a slight increase in average earnings per contract.

Our insurance operations reported investment and other income of $3 million and $15 million during the second quarter and first half of fiscal 2009, respectively, compared to $29 million and $41 million for the same periods of fiscal 2008.  Investment and other income consisted primarily of investment income on marketable securities.  The decrease in investment and other income was primarily due to higher realized losses on our investment portfolio.

Investment and Other Income

Our consolidated investment and other income is primarily comprised of investment income on marketable securities and other income. We reported $26 million and $70 million of investment income and other income in the second quarter and first half of fiscal 2009, respectively, compared to $62 million and $108 million for the same periods in fiscal 2008.  Of that amount, $6 million and $23 million consisted of investment income on marketable securities during the second quarter and first half of fiscal 2009, respectively.  Most of the investment income on marketable securities relates to our insurance operations.  Refer to “Insurance Operations” for further discussion.

We reported $20 million and $47 million of other income for the second quarter and first half of fiscal 2009, respectively, compared to $34 million and $63 million for the same periods in fiscal 2008.  Other income primarily consists of interest income on cash held in excess of our immediate funding needs, which decreased primarily due to lower yields earned during fiscal 2009.

We reported no investment income from securitizations for the second quarter and first half of fiscal 2009 compared to $1 million and $2 million for the same period in fiscal 2008.  The decline was due to our exercise of the clean-up call option on our last outstanding securitization prior to the end of fiscal 2008.  In addition, we had no securitized finance receivables outstanding at September 30, 2008 compared to $66 million which we serviced at September 30, 2007.

Provision for Income Taxes

Our provision for income taxes for the second quarter and first half of fiscal 2009 was $8 million and $275 million, respectively, compared to a benefit of $10 million and a provision of $98 million for the same periods in fiscal 2008.   This increase is consistent with the increase in our income before tax for the second quarter and first half of fiscal 2009 compared to the same periods of fiscal 2008.

FINANCIAL CONDITION

Net Earning Assets and Vehicle Financing Volume

The composition of our net earning assets is summarized below at the dates indicated (dollars in millions):

	September 30, 2008	March 31, 2008	Percentage Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net[1]	$46,499	$43,769	6%
Dealer financing, net	11,605	11,712	(1%)
Total finance receivables, net	58,104	55,481	5%
Investments in operating leases, net	19,458	18,656	4%
Net earning assets	$77,562	$74,137	5%

Dealer Financing (Number of dealers receiving vehicle wholesale financing)
Toyota and Lexus dealers[2]	885	851	4%
Vehicle dealers outside of the Toyota/Lexus dealer network	515	484	6%
Total number of dealers receiving vehicle wholesale financing	1,400	1,335	5%

Dealer inventory financed (units in thousands)	239	264	(9%)

1 Includes direct finance leases of $397 million and $482 million at September 30, 2008 and March 31, 2008, respectively.
2 Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

The composition of our vehicle contract volume and market share is summarized below for the three and six months ended September 30, 2008 and 2007 (units in thousands):

	Three Months Ended		Percentage	Six Months Ended		Percentage
	September 30,		Change	September 30,		Change
	2008	2007		2008	2007
Vehicle financing volume (units):
New retail	189	214	(12%)	424	419	1%
Used retail	88	75	17%	176	148	19%
Lease	84	67	25%	161	134	20%
Total	361	356	1%	761	701	9%

TMS subvened vehicle financing volume (units included in the above table):
New retail	68	66	3%	172	130	32%
Used retail	14	8	75%	29	18	61%
Lease	72	46	57%	135	86	57%
Total	154	120	28%	336	234	44%

Market share[1]:
Retail	42.6%	38.4%		43.7%	36.9%
Lease	19.1%	12.2%		16.7%	12.0%
Total	61.7%	50.6%		60.4%	48.9%

[1] Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Our higher total retail and lease financing volume during the second quarter and first half of fiscal 2009 compared to the same periods in fiscal 2008 resulted in increases in earning assets.  Our total financing volume, acquired primarily from Toyota and Lexus vehicle dealers, increased during the second quarter and first half of fiscal 2009 compared to the same periods in fiscal 2008.  This growth in volume resulted from increased availability of Toyota Motor Sales, U.S.A., Inc. (“TMS”) sponsored special rate retail financing and lease programs (“subvention”) offered by us in the U.S. on certain new and used Toyota and Lexus Vehicles.   Our growth in volume is also attributed to our strong dealer relationships.  These increases were offset, in part, by the decline in automobile industry sales.

Retail Finance Receivables and Financing Volume

Retail finance receivables increased during the first half of fiscal 2009, and vehicle retail financing volume had an overall increase for the first half of fiscal 2009 compared with the same period in fiscal 2008.  In addition, our retail market share increased in the second quarter and first half of fiscal 2009 compared to the same periods in fiscal 2008.  These increases were primarily due to the increased availability of TMS retail subvention, the increased number of vehicle dealers receiving wholesale financing and strong dealer relationships.

Lease Earning Assets and Financing Volume

Total lease earning assets are comprised of investments in operating leases.  Our vehicle lease financing volume is impacted by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.  Our vehicle lease financing volume and market share increased for the second quarter and first half of fiscal 2009 compared to the same periods in fiscal 2008 primarily due to the increase in TMS subvention.  In addition, our market share has increased, which we believe is primarily attributable to our competitors scaling back or eliminating their leasing programs in response to the current market conditions in the U.S. economy.

Dealer Financing Earning Assets

During the first half of fiscal 2009, we experienced an overall increase in the number of dealers receiving financing due to our continued emphasis on our dealer relationships.  However, this increase was more than offset by a decrease in the number of inventory units financed, leading to a slight decrease in dealer financing earning assets for the period.

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

On a quarterly basis, we review the estimated end of term market values of leased vehicles to assess the appropriateness of the carrying values.  To the extent the estimated end of term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value.  Factors affecting the estimated end of term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.  For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases in the Consolidated Statement of Income.  This adjustment is accounted for as a change in accounting estimate.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included under our retail financing revenues in the Consolidated Statement of Income.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, as amended” ("SFAS 144"), we review operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable.  If such events or changes in circumstances are present, and if the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms are less than book value, the operating lease assets are considered to be impaired and a loss is recorded in the current period Consolidated Statement of Income.

Depreciation on Operating Leases

Fiscal 2009 compared to Fiscal 2008

	Percentage change fiscal 2009 versus fiscal 2008
	Three Months Ended September 30	Six Months Ended September 30
Depreciation on operating leases	33%	29%
Average operating lease units outstanding	13%	14%

Depreciation expense on operating leases increased during the second quarter and first half of fiscal 2009 compared to the same periods in fiscal 2008 due to declines in used vehicle prices, particularly for larger, less fuel-efficient vehicles.  The trend toward smaller, more fuel-efficient vehicles has accelerated recently due to the slowed U.S. economy and the increase in fuel prices.  Depreciation expense is affected by changes in the used vehicle market because used vehicle market trends are a significant factor in estimating end of term market values.

Credit Risk

Allowance for Credit Losses and Credit Loss Experience

The following tables provide information related to our allowance for credit losses and credit loss experience for the three and six months ended September 30, 2008 and 2007 (dollars in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Allowance for credit losses at beginning of period	$910	$561	$729	$554
Provision for credit losses	356	151	727	253
Charge-offs, net of recoveries[1]	(218)	(137)	(408)	(232)
Allowance for credit losses at end of period	$1,048	$575	$1,048	$575

[1] Net of recoveries of $26 million and $56 million for the three and six months ended September 30, 2008, respectively, and $21  million and
   $41 million for the three and six months ended September 30, 2007, respectively.

	September 30, 2008	March 31, 2008	September 30, 2007
Net charge-offs as a percentage of average gross earning assets
Finance receivables	1.20%[3]	1.08%	0.84%[3]
Operating leases	0.65%[3]	0.40%	0.26%[3]
Total	1.06%[3]	0.91%	0.69%[3]

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[1]
Finance receivables[2]	0.91%	0.65%	0.79%
Operating leases[2]	0.95%	0.41%	0.39%
Total	0.92%	0.59%	0.69%

[1] Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
2 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
3 Net charge-off ratios have been annualized using six month results.

During the first half of fiscal 2009, the U.S. economy experienced significant market pressures.  Economic growth slowed, unemployment escalated, commodity prices increased while home values deteriorated.  In addition, credit markets experienced extreme volatility which resulted in less liquidity and widening credit spreads.  These conditions along with the financial crisis in the banking industry adversely affected business and consumer confidence and increased uncertainty about U.S. economic growth.  These conditions affected some of our customers’ ability to make their scheduled payments.  As a result of these factors, we recorded a higher provision for credit loss, experienced higher charge-offs and increased our allowance for credit losses.  We also recorded higher depreciation expense due to the deterioration in used vehicle prices.  For additional information regarding the potential impact of current market conditions, refer to “Part II. Item 1A. Risk Factors.”

The level of credit losses primarily reflects two factors: frequency of occurrence and loss severity.  Frequency of occurrence as a percentage of average outstanding contracts increased to 2.5% for the first half of fiscal 2009, as compared to 1.9% for the same period in fiscal 2008 while loss severity increased by 19% from the first half of fiscal 2008 to the first half of fiscal 2009.  The increase in frequency is due to the impact on our customers of the difficulties in the U.S. economy and longer term contracts.  The increase in severity is primarily due to the deterioration in used vehicle prices resulting from the current conditions in the U.S. economy as discussed above.

We also experienced an overall increase in 60-day delinquencies and an increase in credit related costs due to the higher credit risk exposure within the portfolio.  We continue to strengthen our purchasing and collection practices in an effort to mitigate credit losses.  Our provision for credit losses was $356 million and $727 million for the second quarter and first half of fiscal 2009, respectively, compared to $151 million and $253 million in the second quarter and first half of fiscal 2008, respectively, primarily reflecting higher delinquencies in the consumer portfolio and adverse trends in the macroeconomic environment which resulted in an increase in the estimate of credit losses.

The allowance for credit losses increased 82% to $1,048 million at September 30, 2008 compared to $575 million at September 30, 2007.  Our allowance for credit losses is established through a process that estimates the probable losses inherent in our portfolio based upon consistently applied statistical analyses of portfolio data. These analyses include delinquency migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, together with other analyses that reflect current trends and conditions, as well as other relevant factors.   Other relevant factors include: historical loss experience, used vehicle market, purchase quality mix, contract term length, operational factors, and credit quality of the portfolio at quarter end.

Retail receivable account balances and investments in operating leases are charged off when payments due are no longer expected to be received or the account is 150 days contractually delinquent, whichever occurs first.  Related collateral, if recoverable, is repossessed and sold.  Any shortfalls between proceeds received from the sale of repossessed collateral and the amounts due from customers are charged against the allowance.  Recoveries of previously charged off amounts are credited to the allowance at the time of collection.

Account balances for dealer financing and other receivables (other than retail receivables and investments in operating leases) are placed on nonaccrual status if full payment of principal or interest is in doubt, or when principal or interest is 90 days or more past due and collateral, if any, is insufficient to cover principal and interest.  Interest accrued but not collected at the date a receivable is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred fees is suspended. Interest income on nonaccrual receivables is recognized only to the extent it is received in cash. Accounts are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured. Receivable balances are charged off to the allowance for credit losses when it is probable that a loss has been realized.

 LIQUIDITY AND CAPITAL RESOURCES

For additional information regarding our current liquidity position and the potential impact of current market conditions on our liquidity, refer to “Recent Market Developments” below and “Part II. Item 1A. Risk Factors.”

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

The following table summarizes the outstanding components of our funding sources at the dates indicated (dollars in millions):

	September 30, 2008	March 31, 2008
		(Restated)
Commercial paper	$20,843	$16,063
Unsecured term debt[1]	51,576	52,203
Total debt	$72,419	$68,266

[1]	Includes carrying value adjustments of $0.4 billion and $3.0 billion at September 30 and March 31, 2008, respectively, as described in Note 8- Debt of the Notes to Consolidated Financial Statements.

Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs of our business operations and to account for unanticipated events.  To ensure adequate liquidity through a full range of potential operating environments and market conditions, we conduct our liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility and diversity.  Key components of this operating strategy include a strong focus on maintaining direct relationships with wholesale market funding providers and commercial paper investors and ensuring the ability to dispose of certain assets when, and if, conditions warrant.

We develop and maintain contingency funding plans which evaluate our liquidity position under various operating circumstances and allow us to ensure that we would be able to operate through a period of stress when access to normal sources of funding is constrained.  The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, and outline actions and procedures for effectively managing through the problem period.  In addition, we monitor the ratings and credit exposures of the lenders that participate in our credit facilities to ascertain any issues that may arise with potential draws on these facilities if that contingency becomes warranted.

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

For liquidity purposes, we typically hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  Our excess funds balance at September 30, 2008 was $1.2 billion and had an average balance of $3.3 billion for the three months ended September 30, 2008.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $20.2 billion to $23.9 billion during the three months ended September 30, 2008, with an average outstanding balance of $22.4 billion.  The ratio of our commercial paper outstanding to total debt outstanding at September 30, 2008 as compared to March 31, 2008 increased as our strategy of balancing funding needs with our overall relative cost of funding, combined with the current difficulties in the U.S. economy, led us to replace some maturing long-term liabilities with commercial paper.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is adequate capacity to meet our short-term funding requirements.

Unsecured Term Debt

The following table summarizes the components of our unsecured term debt at par value (dollars in millions):

	U.S. medium term notes (“MTNs”) and domestic bonds	Euro MTNs (“EMTNs”)	Eurobonds	Total unsecured term debt[4]
Balance at March 31, 2008[1]	$23,106	$23,764	$2,903	$49,773
Issuances during the six months ended September 30, 2008	6,535[2]	4,429[3]	394	11,358
Maturities and terminations during the six months ended September 30, 2008	(6,923)	(2,160)	-	(9,083)
Balance at September 30, 2008[1]	$22,718	$26,033	$3,297	$52,048

Issuances during the one month ended October 31, 2008	$-	$641	$-	$641

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
2 MTNs and domestic bonds had terms to maturity ranging from approximately 1 year to 25 years, and had interest rates at the time of issuance ranging from 0 percent to 11 percent.
3 EMTNs were issued in U.S. and non-U.S. currencies, had terms to maturity ranging from approximately 1 year to
  30 years, and had interest rates at the time of issuance ranging from 1 percent to 12 percent.
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

We maintain a shelf registration statement with the SEC to provide for the issuance of debt securities in the U.S. capital markets to both retail and institutional investors.  We qualify as a well-known seasoned issuer under SEC rules, and as a result, we may issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2009.  Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited, provides for the issuance of debt securities in the international capital markets.  In September 2008, the EMTN program was renewed for a one year period.  The maximum aggregate principal amount authorized to be outstanding at any time is €40 billion, or the equivalent in other currencies, of which approximately €16 billion was available for issuance at October 31, 2008.  The authorized amount is shared among all issuers on the program.  Our EMTN program may be expanded from time to time to allow for the continued use of this source of funding.  In addition, we may issue bonds in the international capital markets that are not issued under our U.S. or EMTN programs.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture, and EMTNs are issued pursuant to the terms of an agency agreement, both of which contain customary terms and conditions.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement

In March 2008, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30 and March 31, 2008.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30 and March 31, 2008.

Letters of Credit Facilities Agreement

In addition, TMCC has uncommitted letters of credit facilities totaling $5 million and $55 million at September 30 and March 31, 2008, respectively.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities was used at September 30 and March 31, 2008.

Securitization

Our securitization program represents an additional source of liquidity.  As of September 30, 2008, we owned approximately $46.5 billion in potentially securitizable retail finance receivables.  We maintain an effective shelf registration statement that complies with Regulation AB, the SEC’s rule governing the offering of asset-backed securities, which can be used to issue asset-backed securities secured by our retail finance contracts.  During the six months ended September 30, 2008, we did not execute any securitization transactions.  TMCC will continue to evaluate the market for asset-backed securities and take into consideration its funding strategies in determining whether to employ securitization funding in the future.

Credit Ratings

As of October 31, 2008, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

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

Recent Market Developments

The recent turmoil in the global capital markets has resulted in some companies experiencing substantial difficulties in accessing capital and liquidity to fund ongoing business operations.  While our ability to access most markets remains largely intact, our funding costs have generally increased across most term markets.  We continue to deploy our strategy of balancing funding needs with relative cost of funding across a variety of markets, investor types and geographic distribution of our borrowing base.

Despite the difficult conditions in the financial markets during the past year, we have satisfied all maturing obligations and funded our growth by accessing a variety of sources, including long-term and short-term debt.  Similar to most issuances in the debt markets generally, our issuances of debt securities through September 30, 2008 have included spreads above benchmark rates that are greater than those on similar issuances completed during the prior several years.  During the past several weeks of market turmoil, we have continued to issue commercial paper on a regular basis.  While these commercial paper issuances have occurred at shorter weighted average maturities than our historic trend, the shorter term is consistent with the issuances occurring in the current overall commercial paper market.

In order to satisfy our funding needs, we have accessed the short term and long term capital markets while also maintaining various sources of cash.  In addition to cash and cash equivalents at September 30, 2008, we had undrawn committed bank credit facilities of $13 billion and consumer finance receivables and other assets available for disposition of $46.5 billion.  The credit support arrangements provided by our parent also provide an additional source of liquidity to us, although it is not relied upon in our liquidity planning and capital and risk management.  Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Support Agreements” of our Form 10-K/A for additional information.

DERIVATIVE INSTRUMENTS

We enter into derivative instruments for risk management purposes.  Our use of derivatives is limited to the management of interest rate and foreign exchange risks.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  Hedge accounting derivatives are comprised of pay-float interest rate swaps and cross-currency interest rate swaps.  Non-hedge accounting derivatives are comprised of, among others, pay-fixed interest rate swaps, de-designated pay-float interest rate swaps, pay-float interest rate swaps for which hedge accounting has not been elected, interest rate caps, and currency basis swaps.  We discontinue the use of hedge accounting if a derivative is sold, terminated or exercised, or if we determine that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”).  De-designated derivatives are included within the category of non-hedge accounting derivatives.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Derivative Instruments” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008 for further discussion.

One of our goals is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities.  We use non-hedge accounting derivatives, specifically pay-fixed interest rate swaps and interest rate caps, to manage this exposure.  The use of these non-hedge accounting derivatives to mitigate interest rate risk has historically resulted in significant volatility in the net result from non-hedge accounting.  The combination of the changes in fair values of de-designated derivatives with those of non-hedge accounting derivatives has had the effect of reducing earnings volatility.  We do not engage in de-designation with a view as to the favorable or unfavorable impact on the results of operations.  De-designation has resulted in lower losses in the net result from non-hedge accounting in certain quarters and in lower gains in the net result from non-hedge accounting in other quarters.  These decreases represent reductions in volatility in the net result from non-hedge accounting.  We estimate that the impact of de-designation on the results of operations was a reduction in the volatility in net result from non-hedge accounting of approximately $67 million for the quarter ended September 30, 2008, and approximately $135 million for the quarter ended September 30, 2007.  We evaluate the reduction of volatility on a quarterly basis.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet at the dates indicated (dollars in millions):

	September 30, 2008	March 31, 2008
		(Restated)
Derivative assets	$812	$3,186
Less: Collateral held[1]	615	1,656
Derivative assets, net of collateral	197	1,530
Less: Credit valuation adjustment	16	-
Derivative assets, net of collateral and credit valuation adjustment	$181	$1,530
Embedded derivative assets	$49	$3

Derivative liabilities	$640	$1,058
Plus: Collateral held[1]	56	-
Derivative liabilities, net of collateral	696	1,058
Less: Our own non-performance credit valuation adjustment	7	-
Derivative liabilities, net of collateral and non-performance credit valuation adjustment	$689	$1,058
Embedded derivative liabilities	$28	$43

[1]	Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in the “Counterparty Credit Risk” section below.

Counterparty Credit Risk

We enter into reciprocal collateral arrangements with certain counterparties to mitigate our exposure to the credit risk associated with the respective counterparty.  A valuation of our position with the respective counterparty is performed at least monthly.  If the market value of our net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to us.  Conversely, if the market value of the counterparty's net derivatives position with us exceeds a specified threshold, we are required to transfer cash collateral in excess of the threshold to the counterparty.  Our International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets or derivative liabilities, which are included in other assets or other liabilities in our Consolidated Balance Sheet.  At September 30 and March 31, 2008, we held $671 million and $1.7 billion, respectively, in collateral from counterparties, which is included in cash and cash equivalents in our Consolidated Balance Sheet.  The collateral outstanding at September 30, 2008 included $615 million received from certain counterparties in a net derivative asset position with us, and $56 million to be received from certain other counterparties in a net derivative liability position with us at September 30, 2008.  We are not required to hold the collateral in a segregated account.

Counterparty credit risk of derivative instruments is represented by the net fair market value of derivative contracts at September 30, 2008, reduced by the effects of master netting agreements and collateral.  At September 30, 2008, substantially all of our derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by NRSROs.  However, due to the deterioration of the U.S. economy and the financial crisis in the banking industry, we believe our counterparty credit risk may be adversely affected.  Refer to “Part II. Item 1A. Risk Factors” for further discussion.  Our total net counterparty credit exposure at September 30, 2008 was $197 million compared to $1,530 million at March 31, 2008.  In accordance with the fair value requirements of SFAS 157, we have a credit valuation adjustment of $16 million related to non-performance of our counterparties and a credit valuation adjustment of $7 million on our own non-performance risk atSeptember 30, 2008.  Many of our ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.

A summary of our net counterparty credit exposure by credit rating at the dates indicated (net of collateral held) is presented below (dollars in millions):

	September 30, 2008	March 31, 2008
Credit Rating
AAA	$-	$189
AA	162	900
A	35	441
Total net counterparty credit exposure	$197	$1,530

The following table summarizes the composition of our derivatives portfolio at the dates indicated (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
September 30, 2008
Pay-float swaps [1]	$23,024	$26,872	$49,896	$1,782	($1,018)
Pay-fixed swaps	-	55,891	55,891	123	(715)
Interest rate caps	-	295	295	-	-
Counterparty netting	-	-	-	(1,093)	1,093
Total	$23,024	$83,058	$106,082	$812[2]	($640)[3]

March 31, 2008 (Restated)
Pay-float swaps [1]	$22,200	$23,240	$45,440	$3,889	($212)
Pay-fixed swaps	-	51,863	51,863	6	(1,555)
Interest rate caps	-	295	295	-	-
Counterparty netting	-	-	-	(709)	709
Total	$22,200	$75,398	$97,598	$3,186	($1,058)

1Includes cross-currency interest rate swaps and currency basis swaps.
2Excludes a credit valuation adjustment of $16 million at September 30, 2008.
3Excludes our own non-performance credit valuation adjustment of $7 million at September 30, 2008.

 OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

A description of our securitization funding strategies is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008 under “Off-Balance Sheet Arrangements”.

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates.  Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008 under “Off-Balance Sheet Arrangements”.  While the majority of these credit facilities and financing arrangements is secured, approximately 1 percent of our lending commitments at September 30, 2008 were unsecured.  In addition to these lending commitments, we have also extended $9.1 billion and $9.2 billion of wholesale financing lines not considered to be contractual commitments at September 30 and March 31, 2008, respectively, of which $6.5 billion and $6.8 billion were outstanding at September 30 and March 31, 2008, respectively.

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

Fair value of financial instruments

A portion of our assets and liabilities is carried at fair value, including available-for-sale securities and derivatives.  At September 30, 2008, $3.6 billion of our assets, and $0.7 billion of our liabilities were recorded at fair value on a recurring basis.

Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use as inputs market-based or independently sourced market parameters. We ensure that all applicable inputs are appropriately calibrated to market data, including but not limited to yield curves, interest rates, and foreign exchange rates. In addition to market information, models also incorporate transaction details, such as maturity. Fair value adjustments, including credit (counterparties and TMCC), liquidity, and input parameter uncertainty are included, as appropriate, to the model value to arrive at a fair value measurement.

During the second quarter of fiscal 2009, no material changes were made to the valuation models. For a description of the assets and liabilities carried at fair value and the controls over valuation, refer to Note 2 - Fair Value of Financial Instruments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2008 due to the material weaknesses identified and described below.

Material Weaknesses

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses existed in our internal control over financial reporting at September 30, 2008. We did not maintain effective controls over processes to accurately record certain of our derivatives and the related interest expense. We also did not maintain effective controls over processes to accurately record certain of our debt and related interest expense.  While the errors identified in our restatement were different in nature, we have determined that the lack of effective monitoring of the manual processes associated with these controls contributed to these material weaknesses.  The deficiencies resulted in errors in the aforementioned accounts that were not prevented or detected on a timely basis and resulted in restatements of the financial statements for fiscal years ended March 31, 2008, 2007 and 2006, including each of the quarterly periods in fiscal years ended March 31, 2008 and 2007.  In addition, each of these deficiencies described above could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, our management determined that each of these deficiencies constitutes a material weakness.

Remediation Plan for Material Weaknesses in Internal Controls over Financial Reporting

We have examined our current process for recording transactions that resulted in the aforementioned errors and other transactions entered into related to debt and derivative accounting.  We recently enhanced our procedures and controls around certain manual processes and continue to strengthen these internal controls for debt and derivative accounting to ensure that our financial results are recorded in compliance with U.S. GAAP.  The actions we have taken to mitigate the control risk in this area include: reorganizing organizational responsibilities to provide for enhanced review of debt and derivatives accounting; establishing new analytical procedures designed to identify potential errors; re-designing spreadsheets that support the debt and derivatives accounting process to provide for greater transparency; and establishing additional data integrity review procedures for the valuation of debt and derivatives and the related accounting entries and disclosures.  We continue to implement automated and systematic processes that will further improve our internal controls.

Additionally with regards to the determination of market values on our derivative portfolio, we continue to evaluate and strengthen our controls around the accuracy of the inputs used to determine derivative values as well as institute additional monitoring controls.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting have occurred during the quarter ended September 30, 2008 that would have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  Our management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims.  However, based on information currently available, the advice of counsel, and established reserves, we expect that the ultimate liability resulting therefrom will not have a material adverse effect on our consolidated financial statements.  We caution that the eventual development, outcome and cost of legal proceedings are by their nature uncertain and subject to many factors, including but not limited to, the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability from existing litigation.

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in January 2007, claims that the Company's post-repossession notice failed to comply with the Reese-Levering Automobile Sales Finance Act of California ("Reese-Levering").  An additional cross-complaint alleging a class action in the Superior Court of California San Francisco County, Aquilar and Smith v. Toyota Motor Credit Corporation, filed in February 2008, contains similar allegations claiming that the Company's post-repossession notices failed to comply with Reese-Levering.  The plaintiffs are seeking injunctive relief, restitution and/or disgorgement, as well as damages in the Aquilar matter.  In May 2008, the Garcia and Aquilar cases (“Garcia Cases”) were consolidated in Stanislaus County as they present nearly identical questions of law and fact.  A complaint alleging a class action in the Superior Court of California San Diego County, McNess v. Toyota Motor Credit Corporation, filed in September 2008, contains similar allegations claiming that the Company’s post-repossession notice failed to comply with Reese Levering.  The plaintiff is seeking injunctive relief and restitution.  The Company intends to seek consolidation of the McNess case with the Garcia Cases as it presents nearly identical questions of law and fact.  The Company believes that it has strong defenses to these claims.

ITEM 1A.   RISK FACTORS

In addition to the other information contained in this report and in our Annual Report on Form 10-K/A filed with the SEC on July 30, 2008, the following risks may affect us.  If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

Markets are currently experiencing extreme levels of volatility and disruption, which may affect our funding efforts.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months.  In recent weeks, these markets have experienced extreme levels of volatility and disruption.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will continue to have access to the capital markets in a similar manner and at a similar cost as we have in the past.  Our issuances of debt securities through the first half of fiscal 2009 have included spreads above benchmark rates that are greater than those on similar issuances completed during the prior several years.  In addition, the ratio of our commercial paper outstanding to total debt outstanding at September 30, 2008 as compared to March 31, 2008 increased as our strategy of balancing funding needs with our overall relative cost of funding, combined with the current difficulties in the U.S. economy, led us to replace some maturing long-term liabilities with commercial paper.  These market developments could have an adverse effect on our business, financial condition and operating results.

The soundness of other financial institutions could adversely affect our counterparty credit risk.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, lending counterparty or other relationships.  In the current economic environment, we are subject to the risk that we may not be able to draw down sufficient funds from our credit facilities, if that contingency becomes warranted, due to the financial condition of some or all of the lenders.  We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including derivative contracts.  Many of these transactions expose us to credit risk in the event of default of our counterparty.  There is no assurance that any such losses would not materially and adversely affect our profitability or financial condition.

Economic conditions and the current disruption in the credit markets have increased our exposure to credit risk, which could affect our profitability and financial condition.

The increased volatility and disruption in the credit markets have increased the risk that a customer or dealer may not meet the terms of a contract with us or may otherwise fail to perform as agreed.  A weak economic environment could also affect some of our customers’ ability to make their scheduled payments resulting in higher delinquencies, repossessions and losses.  There can be no assurance that our monitoring of our credit risk and our efforts to mitigate credit risk through loss mitigation strategies are or will be sufficient to prevent an adverse effect on our profitability and financial condition.

Economic conditions may adversely affect our residual value.

We are exposed to risk of loss on the disposition of leased vehicles and industrial equipment to the extent that sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception.  As a result, to the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing, is less than the expected residual value for the vehicle at lease inception, we incur additional depreciation expense and/or a loss on the lease transaction.  General economic conditions and outlook, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values and fuel prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles.   Differences between the actual residual values realized on leased vehicles and our estimates of such values at lease inception could have a negative impact on our profitability and financial condition.

Changes in market interest rates, equity prices and foreign exchange rates may negatively impact us.

We are exposed to various types of market risks as a result of our normal business activities.  Market risk is the sensitivity of our income, capital and market value to fluctuations in market variables such as interest rates, equity prices and foreign exchange rates.  A decline in the equity markets has led to a drop in the value of our investment portfolio.  Any inability to adequately control these types of exposures could adversely affect our business.

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

See Exhibit Index on page 63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 10, 2008	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008	By /S/ CHRIS BALLINGER

Chris Ballinger
Group Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(3)

4.1	Issuing and Paying Agency Agreement dated August 1, 1990 between TMCC and Bankers Trust Company	(4)

4.2(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(5)
4.2(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(6)

 _______________

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Registration Statement on Form S-1, File No. 33-22440.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.2 filed with our Report on Form 10-K for the year ended September 30, 1990, Commission File number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File No. 33-52359.
(6)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.2(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(7)

4.3	Agency Agreement, dated September 28, 2007, among Toyota Motor Finance (Netherlands), B.V., Toyota Credit Canada Inc., Toyota Finance Australia and TMCC, The Bank of New York and The Bank of New York (Luxemborg) S.A.	(8)

4.4	Amended and Restated Agency Agreement, dated September 26, 2008, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands), B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited, and The Bank of New York Mellon.	(9)

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

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

________________

(7)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(8)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2007, Commission File Number 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 26, 2008, Commission File Number 1-9961.