Form 10-Q
period 2008-12-31
TOYOTA MOTOR CREDIT CORP
filed 2009-02-09
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes __    No  ☒

As of January 31, 2009, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended December 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)
(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
		(Restated)		(Restated)
Financing revenues:
Operating lease	$1,257	$1,136	$3,688	$3,255
Retail financing	847	806	2,510	2,300
Dealer financing	157	167	450	493
Total financing revenues	2,261	2,109	6,648	6,048

Depreciation on operating leases	1,078	845	3,103	2,418
Interest expense	1,830	1,114	2,514	2,777
Net financing margin	(647)	150	1,031	853

Insurance earned premiums and contract revenues	104	97	314	285
Investment and other income, net	111	126	182	234
Total net financing margin and other revenues	(432)	373	1,527	1,372

Expenses:
Provision for credit losses	670	290	1,397	543
Operating and administrative	195	215	613	617
Insurance losses and loss adjustment expenses	42	39	143	117
Total expenses	907	544	2,153	1,277

(Loss) income before income taxes	(1,339)	(171)	(626)	95
(Benefit from) provision for income taxes	(527)	(72)	(251)	26

Net (loss) income	($812)	($99)	($375)	$69

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	December 31, 2008	March 31, 2008
		(Restated)
ASSETS

Cash and cash equivalents	$4,420	$736
Investments in marketable securities	2,019	1,948
Finance receivables, net	58,501	55,481
Investments in operating leases, net	19,051	18,656
Other assets	3,069	3,577
Total assets	$87,060	$80,398

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$74,069	$68,266
Deferred income taxes	2,611	3,120
Other liabilities	6,132	4,232
Total liabilities	82,812	75,618

Commitments and contingencies (See Note 10)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized;
91,500 issued and outstanding)	915	915
Additional paid-in capital	1	-
Accumulated other comprehensive loss	(156)	-
Retained earnings	3,488	3,865
Total shareholder's equity	4,248	4,780
Total liabilities and shareholder's equity	$87,060	$80,398

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT SHAREHOLDER’S EQUITY
(Dollars in millions)
(Unaudited)

	Capital stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total

BALANCE AT MARCH 31, 2007 (Restated)	$915	$-	$52	$4,064	$5,031

Comprehensive income activity:
Net income for the nine months ended December 31, 2007	-	-	-	69	69
Reclassification adjustment for net gain included in net income, net of tax provision of $14 million	-	-	(24)	-	(24)
Total comprehensive income	-	-	(24)	69	45

Advances to TFSA	-	-	-	(3)	(3)
Reclassification to re-establish receivable due from TFSA	-	-	-	27	27
BALANCE AT DECEMBER 31, 2007 (Restated)	$915	$-	$28	$4,157	$5,100

BALANCE AT MARCH 31, 2008 (Restated)	$915	$-	$-	$3,865	$4,780

Effects of accounting change regarding pension plan measurement date pursuant to FASB Statement No. 158	-	-	-	(2)	(2)

Stock-based compensation	-	1	-	-	1

Comprehensive loss activity:
Net loss for the nine months ended December 31, 2008	-	-	-	(375)	(375)
Net unrealized loss on available-for-sale marketable securities, net of tax benefit of $95 million	-	-	(158)	-	(158)
Reclassification adjustment for net loss included in net income, net of tax benefit of $1 million	-	-	2	-	2
Total comprehensive loss	-	-	(156)	(375)	(531)

BALANCE AT DECEMBER 31, 2008	$915	$1	($156)	$3,488	$4,248

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Nine months ended December 31,
	2008	2007
		(Restated)
Cash flows from operating activities:
Net (loss) income	($375)	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash impact of hedging activities	337	453
Depreciation and amortization	3,545	2,912
Recognition of deferred income	(755)	(645)
Provision for credit losses	1,397	543
Loss (gain) from sale of marketable securities	23	(66)
Increase in other assets	(146)	(246)
(Decrease) increase in amounts held under reciprocal collateral arrangements	(1,133)	617
Increase in amounts posted under reciprocal collateral arrangements	(201)	-
(Decrease) increase in deferred income taxes	(414)	126
(Decrease) increase in other liabilities	(611)	573
Net cash provided by operating activities	1,667	4,336

Cash flows from investing activities:
Purchase of investments in marketable securities	(1,567)	(922)
Disposition of investments in marketable securities	1,224	1,002
Acquisition of finance receivables	(19,830)	(20,121)
Collection of finance receivables	15,613	14,758
Net change in wholesale receivables	218	(686)
Acquisition of investments in operating leases	(6,468)	(6,339)
Disposals of investments in operating leases	3,046	2,300
Advances to affiliates	(5,199)	(3,249)
Repayments from affiliates	4,772	2,095
Net cash used in investing activities	(8,191)	(11,162)

Cash flows from financing activities:
Proceeds from issuance of debt	12,843	13,544
Payments on debt	(12,737)	(10,301)
Net change in commercial paper	8,450	5,504
Net advances to TFSA (Note 12)	-	24
Advances from affiliates (Note 12)	1,679	-
Repayments to affiliates (Note 12)	(27)	-
Net cash provided by financing activities	10,208	8,771

Net increase in cash and cash equivalents	3,684	1,945

Cash and cash equivalents at the beginning of the period	736	1,329
Cash and cash equivalents at the end of the period	$4,420	$3,274

Supplemental disclosures:
Interest paid	$2,069	$2,140
Income taxes received	$22	$114

Non-cash financing:
Capital contribution for stock-based compensation	$1	$-

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and nine months ended December 31, 2008 and 2007 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and nine months ended December 31, 2008 do not necessarily indicate the results that may be expected for the full year.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The following table presents the consolidated balance sheet at March 31, 2008 as reported in our Form 10-K filed on June 6, 2008, compared to the restated accounts as reported in our Form 10-K/A (dollars in millions):

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

The following table presents the consolidated statement of income for the three and nine months ended December 31, 2007, as reported in our Form 10-K filed on June 6, 2008, compared to the restated accounts as reported in our Form 10-K/A (dollars in millions):

	Three months ended December 31, 2007		Nine months ended December 31, 2007
	As reported	As restated	As reported	As restated
Interest expense	$1,082	$1,114	$2,695	$2,777
Net financing revenues	$182	$150	$935	$853
Total net financing revenues and other revenues	$405	$373	$1,454	$1,372
(Loss) income before income taxes	($139)	($171)	$177	$95
(Benefit from) provision for income taxes	($59)	($72)	$59	$26
Net (loss) income	($80)	($99)	$118	$69

Summary of Significant Accounting Policies

Determination of Residual Values

Substantially all of our residual value risk relates to our vehicle lease portfolio.  Residual values of lease earning assets are estimated at lease inception by examining external industry data and our own experience.  Factors considered in this evaluation include, but are not limited to, expected economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices.  We use various channels to sell vehicles returned at lease end.  We do not directly re-lease returned vehicles.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, as amended” (“SFAS 144”), we review operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable.  If such events or changes in circumstances are present, and if the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms are less than book value, the operating lease assets are considered to be impaired and a loss is recorded in the current period Consolidated Statement of Income.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

New Accounting Standards

In December 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 140-4 and FASB Interpretation No. ("FIN") 46(R)-8, "Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities" (“FSP No. FAS 140-4 and FIN 46(R)-8”).  This FSP amends FASB Statement of Financial Accounting Standards ("SFAS") No. 140, “Transfer of Financial Assets and Extinguishments of Liabilities” and FIN 46 R, “Consolidation of Variable Interest Entities” and requires enhanced disclosures by public entities (enterprises) about transfers of financial assets and interests in variable interest entities. The additional disclosures provide greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities.  The FSP is effective for the first reporting period ending after December 15, 2008.  The adoption of FSP No. FAS 140-4 and FIN 46(R)-8 did not have a material impact on our financial condition or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP No. FAS 157-3”).  FSP No. FAS 157-3 provides clarification on determining fair value under SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), when markets are inactive.  FSP No. FAS 157-3 was effective immediately upon issuance by the FASB on October 10, 2008.  The adoption of FSP No. FAS 157-3 did not have a material impact on our financial condition or results of operations.

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

Recently Adopted Accounting Standards

In November 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”), which provides the SEC Staff’s views on accounting for written loan commitments recorded at fair value under U.S. GAAP.  SAB 109 requires that the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  We adopted SAB 109 on January 1, 2008.  The adoption of SAB 109 did not have a material impact on our consolidated financial condition or results of operations.

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FAS Statement No. 133 and FASB Interpretation No. FIN 45, and Clarification of the Effective Date of FASB Statement No. 161” (“FSP No. FAS 133-1 and FIN 45-4”).  FSP FAS No. 133-1 and FIN 45-4 require additional disclosures concerning credit derivatives and guarantees and did not have a material impact on our financial condition or results of operations. We adopted FSP FAS No. 133-1 and FIN 45-4 for the quarter ended December 31, 2008.

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

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over specific entity inputs.  The standard establishes a three level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The adoption of SFAS 157 on April 1, 2008 did not have a material impact on our consolidated financial condition or results of operations and no transition adjustment to retained earnings was required.  Refer to Note 2 - Fair Value of Financial Instruments, for more information regarding the impact of SFAS 157.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments

Effective April 1, 2008, we adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.   There was no transition adjustment as a result of the adoption of SFAS 157.

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

Level 1:  Quoted (unadjusted) prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  Examples of assets currently utilizing Level 1 inputs are most U.S. government securities, certain U.S. agency securities, and money market funds.

Level 2:  Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.  Examples of assets and liabilities currently utilizing Level 2 inputs are certain U.S. agency securities, corporate bonds, and most over-the-counter (“OTC”) derivatives.

Level 3:  Unobservable inputs that are supported by little or no market activity may require significant adjustments in order to determine the fair value of the assets and liabilities.  Examples of assets and liabilities currently utilizing Level 3 inputs are structured derivatives.

The use of observable and unobservable inputs is reflected in the fair value hierarchy assessment disclosed in the tables within this section.  The availability of observable inputs can vary based upon the financial instrument and other factors, such as instrument type, market liquidity and other specific characteristics particular to the financial instrument.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment by management. The degree of management’s judgment can result in financial instruments being classified as or transferred to the Level 3 category.

Controls over Valuation of Financial Assets and Financial Liabilities

We continue to develop internal controls in place to ensure the appropriateness of fair value measurements including validation processes, review of key model inputs, and reconciliation of period-over-period fluctuations based on changes in key market inputs.  All fair value measurements are subject to analysis and management review and approval is required as part of the validation process.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (continued)

Fair Value Methods

Fair value is based on quoted market prices, where available.  If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use as inputs market-based or independently sourced market parameters.  We use prices and inputs that are current as of the measurement date, including during periods of market dislocation.  In periods of market dislocation, the observability of prices and inputs may be reduced for certain financial instruments.  This condition could result in a financial instrument being reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

Valuation Adjustments
Credit Valuation Adjustments – Adjustments are required when the market price (or parameter) is not indicative of the credit quality of the counterparty.

Non-Performance Credit Valuation Adjustments – Adjustments reflect our own non-performance risk when our liabilities are measured at fair value.

Liquidity Valuation Adjustments – Adjustments are necessary when we are unable to observe prices for a financial instrument due to market illiquidity.

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

Derivatives
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

We estimate the fair value of our derivatives using industry standard valuation models that require observable market inputs, including market prices, yield curves, credit curves, interest rates, foreign exchange rates, volatilities and the contractual terms of the derivative instruments.  For derivatives that trade in liquid markets, such as interest rate swaps, model inputs can generally be verified and do not require significant management judgment.

Certain other derivative transactions trade in less liquid markets with limited pricing information.  For such derivatives, key inputs to the valuation process include quotes from counterparties, and other market data used to corroborate and adjust such values where deemed appropriate.  Other market data includes corroborating values obtained from a market participant that serves as a third party pricing agent as well as observable market inputs.  Where available, factors such as market prices, yield curves, credit curves, interest rates, foreign exchange rates, and volatilities, are used to validate pricing internally using valuation models to assess the reasonableness of market values based on changes in these factors.

Other Assets
Other assets portfolio consists, in part, of a money market mutual fund, which has been adversely affected by the current liquidity crisis in the marketplace.  At December 31, 2008, our investment in the money market mutual fund was $90 million.  Since the net asset value of the money market mutual fund was no longer publicly available, we used net present value techniques adjusted for credit and liquidity risks and reported this in our other assets portfolio.  We recorded credit and liquidity valuation adjustments of $2 million with respect to this money market mutual fund.  When there is a lack of observable prices within the marketplace, we use management judgment to develop reasonable assumptions that market participants would use to determine fair value.

Derivative Credit Risk
Our derivative fair value measurements consider assumptions about counterparty and our own non-performance risk.  Generally, we assume that a valuation that uses the LIBOR curve to convert future values to a present value is appropriate for derivative assets and liabilities.  We consider counterparty credit risk and our own non-performance risk through a credit valuation adjustment.  The credit valuation adjustment calculation uses the credit default probabilities of our derivative counterparties over a particular time period.  In situations where our net position with a derivative counterparty is a liability, we use our own credit default probability to calculate the required adjustment.

Our derivative fair values as presented were valued using an unadjusted LIBOR curve.  The fair values of derivatives which were in an asset position at December 31, 2008 were adjusted for counterparty credit risk of $22 million. We adjusted our derivative liabilities in the amount of $72 million for our own non-performance risk at December 31, 2008.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (Continued)

The following tables set forth our financial assets and liabilities that were accounted for at fair value as of December 31, 2008 (dollars in millions), by level within the fair value hierarchy.  As required by SFAS 157, financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value measurements on a recurring basis at December 31, 2008
	Quoted market prices in active markets (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	FIN 39 netting, collateral, and other adjustments[1]	Total fair value in the consolidated Balance Sheet

Cash equivalents	$4,161	$-	$-	$-	$4,161
Marketable securities	305	1,710	4	-	2,019
Derivative assets[2]	-	1,981	710	(2,219)	472
Other assets	-	-	90[3]	(2)	88
Total assets	$4,466	$3,691	$804	($2,221)	$6,740

Derivative liabilities[2]	$-	($3,148)	($349)	$1,948	($1,549)
Total liabilities	$-	($3,148)	($349)	$1,948	($1,549)
Total assets and liabilities	$4,466	$543	$455	($273)	$5,191

[1]   As permitted under FIN No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), we have elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when a legally enforceable master netting agreement exists.  The derivative assets and derivative liabilities balances are shown gross in this table.  Other adjustments include the following items: a) Derivative asset credit valuation adjustment of $22 million; b) Derivative liability non-performance credit valuation adjustment of $72 million and c) Money market mutual fund credit and liquidity valuation adjustment of $2 million.

[2] Derivative assets and derivative liabilities include interest rate swaps, foreign currency swaps, foreign currency forwards, and interest rate caps.
[3] Other assets include a money market mutual fund balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (Continued)

The following tables sets forth the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period and the nine month period ended December 31, 2008 (dollars in millions).  The determination in classifying a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement.

Three Months Ended December 31, 2008

	Fair value measurements using significant unobservable inputs
	Fair value September 30, 2008	Total realized losses[2]	Purchases, issuances, and settlements, net[4]	Transfers in and/or out of Level 3	Change in unrealized gains related to financial instruments [6]	Fair value December 31, 2008

Marketable securities	$2	$-	$2	$-	$-	$4
Derivative assets, net [3,4,5]	270	(32)	(1)	-	124	361
Other assets[5]	424	-	(334)	-	-	90
Total net assets[1]	$696	($32)	($333)	$-	$124	$455

Nine months Ended December 31, 2008

	Fair value measurements using significant unobservable inputs
	Fair value April 1, 2008	Total realized losses[2]	Purchases, issuances, and settlements, net[4]	Transfers in and/or out of Level 3	Change in unrealized losses related to financial instruments[6]	Fair value December 31, 2008

Marketable securities	$-	$-	$2	$2	$-	$4
Derivative assets, net [3,4,5]	295	(122)	21	293	(126)	361
Other assets	-	-	(334)	424	-	90
Total net assets[1]	$295	($122)	($311)	$719	($126)	$455

[1] Level 3 recurring net assets, as a percentage of total assets, were 0.5% at December 31, 2008.

[2]  Realized losses may occur when available-for-sale securities are sold or when considered other than temporarily impaired.  Realized losses may occur on derivative contracts when they mature or are called or terminated early.

[3] The derivative assets are shown net within this table.
[4] Net interest receipts or payments on derivative contracts are shown in purchases, issuances and settlements, net.
[5] Net derivative assets and other assets are shown before valuation adjustments.

[6]  Represents the amount of unrealized gains or losses for the period included in earnings and/or accumulated other comprehensive income that is attributable to the change in unrealized gains or losses for assets and liabilities classified as Level 3 at the end of the period.  Derivative contracts are recorded at fair value with changes in fair value recorded as either an unrealized gain or loss.
   Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (Continued)

Assets measured at fair value on a nonrecurring basis
Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  These assets primarily consist of finance receivables for which there is evidence of impairment under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan".  Impaired finance receivables are measured at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The use of an observable market price or the fair value of collateral if the loan is collateral dependent is considered a fair value measurement.

The following table presents the financial instruments carried on the Consolidated Balance Sheet by caption and by level within the SFAS 157 valuation hierarchy as of December 31, 2008, for which a nonrecurring change in fair value has been recorded during the reporting period.

	Fair value measurements on a nonrecurring basis at December 31, 2008
	Quoted market prices in active markets (Level 1)	Internal models with significant observable market parameters (Level 2)	Internal models with significant unobservable market parameters (Level 3)	Total fair value in the consolidated Balance Sheet

Finance receivables, net	$-	$-	$53	$53
Total assets at fair value on a nonrecurring basis	$-	$-	$53	$53

Nonrecurring fair value changes
The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated Statements of Income for the three and nine months ended December 31, 2008 and 2007, related to financial instruments held at December 31, 2008 and 2007.

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Finance receivables, net	($7)	$-	($13)	$-
Total nonrecurring fair value (losses)	($7)	$-	($13)	$-

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value of Financial Instruments (Continued)

Significant Changes to Level 3 Assets During the Period

Level 3 net assets decreased $241 million for the three months ended December 31, 2008. The decrease was primarily due to the cash collected from a money market mutual fund whose net asset value was no longer publicly available, partially offset by unrealized gains on derivatives.

Level 3 assets increased $160 million for the nine months ended December 31, 2008. The increase was primarily due to the transfer of $424 million of assets previously classified as cash equivalents in Level 1 partially offset by cash collected of $334 million. The transfer resulted from a money market mutual fund whose net asset value was no longer publicly available. Additionally, the net increase in derivative assets of $293 million was primarily due to a change in the valuation method of certain derivative instruments resulting in their transfer to Level 3, partially offset by realized and unrealized losses on derivative contracts.

The fair value change in nonrecurring assets results from the write-down of the carrying values of impaired dealer financing receivables to their collateral values since the receivables are collateral dependent.  Therefore, these impaired finance receivables are included in the nonrecurring fair value assets.

Note 3 – Finance Receivables, Net

Finance receivables, net consisted of the following at the dates indicated (dollars in millions):

	December 31,	March 31,
	2008	2008
Retail receivables[1]	$47,401	$44,382
Dealer financing	12,425	11,768
	59,826	56,150

Deferred origination costs	745	747
Unearned income	(897)	(767)
Allowance for credit losses	(1,173)	(649)
Finance receivables, net	$58,501	$55,481

[1] Includes direct finance lease receivables of $401 million and $527 million at December 31, 2008 and March 31, 2008, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Finance Receivables, Net (continued)

The tables below set forth information about impaired loans (dollars in millions):

	December 31,	March 31,
	2008	2008

Impaired account balances with an allowance:
Dealer financing	$53	$-

Impaired account balances without an allowance:
Dealer financing	-	-

Total impaired account balances	$53	$-

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007

Average balance of impaired account balances during the period:
Dealer financing	$55	$-	$58	$-

Interest income recognized on impaired account balances during the period:
Dealer financing	$-	$-	$-	$-

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following at the dates indicated (dollars in millions):

	December 31,	March 31,
	2008	2008
Vehicles	$25,136	$23,852
Equipment and other	892	848
	26,028	24,700
Deferred origination fees	(90)	(64)
Deferred income	(506)	(417)
Accumulated depreciation	(6,165)	(5,483)
Allowance for credit losses	(216)	(80)
Investments in operating leases, net	$19,051	$18,656

Note 5 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases for the three and nine months ended December 31, 2008 and 2007 (dollars in millions):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Allowance for credit losses at beginning of period	$1,048	$575	$729	$554
Provision for credit losses	670	290	1,397	543
Charge-offs, net of recoveries[1]	(329)	(193)	(737)	(425)
Allowance for credit losses at end of period	$1,389	$672	$1,389	$672

[1] Net of recoveries of $23 million and $79 million for the three and nine months ended December 31, 2008, respectively, and $19 million and $59 million for the three and nine months ended December 31, 2007, respectively.

	December 31, , 2008	December 31, 2007
Aggregate balances for accounts 60 or more days past due[2]
Finance receivables[3]	$562	$486
Operating leases[3]	175	92
Total	$737	$578

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Interest Expense and Derivatives and Hedging Activities

The following table summarizes the components of interest expense for the three and nine months ended December 31, 2008 and 2007 (dollars in millions):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
		(Restated)		(Restated)
Interest expense on debt	$660	$769	$2,011	$2,227
Amortization of basis adjustments on debt	1	(3)	5	(34)
Net interest on hedge accounting derivatives	(113)	102	(371)	290
Amortization of debt issue costs	30	19	97	51
Ineffectiveness related to hedge accounting derivatives	32	(8)	1	1
Interest expense excluding non-hedge accounting results	610	879	1,743	2,535
Net result from non-hedge accounting	1,220	235	771	242
Total interest expense	$1,830	$1,114	$2,514	$2,777

The following table summarizes the components of the net result from non-hedge accounting, which is included in interest expense for the three and nine months ended December 31, 2008 and 2007 (dollars in millions):

	Three months ended December 31,		Nine months ended December, 31
	2008	2007	2008	2007
		(Restated)		(Restated)
Currency swaps unrealized (gain) loss	($5)	($24)	$196	($71)
Foreign currency transaction (gain) loss	(7)	18	(255)	78
Net interest on non-hedge accounting derivatives	133	(45)	440	(163)
Loss (gain) on non-hedge accounting derivatives
Interest rate swaps	1,159	293	439	385
Interest rate caps	-	(7)	1	13
Credit valuation adjustments	(60)	-	(50)	-
Net result from non-hedge accounting	$1,220	$235	$771	$242

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Interest Expense and Derivatives and Hedging Activities (Continued)

The following table summarizes our derivative assets and derivative liabilities, which are included in other assets and other liabilities in our Consolidated Balance Sheet at the dates indicated (dollars in millions):

	December 31, 2008	March 31, 2008
		(Restated)
Derivative assets	$1,017	$3,186
Less: Collateral held[1]	523	1,656
Derivative assets, net of collateral	494	1,530
Less: Credit valuation adjustment	22	-
Derivative assets, net of collateral and credit valuation adjustment	$472	$1,530
Embedded derivative assets	$29	$3

Derivative liabilities	$1,822	$1,058
Less: Collateral posted[2]	201	-
Derivative liabilities, net of collateral	1,621	1,058
Less: Our own non-performance credit valuation adjustment	72	-
Derivative liabilities, net of collateral and non-performance credit valuation adjustment	$1,549	$1,058
Embedded derivative liabilities	$32	$43

[1]	Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties.
[2]	Represents cash deposited under reciprocal collateral arrangements that we have entered into with certain derivative counterparties.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following at the dates indicated (dollars in millions):

	December 31, 2008	March 31, 2008
		(Restated)
Other assets:
Notes receivable from affiliates	$1,199	$711
Derivative assets[1]	501	1,533
Used vehicles held for sale[2]	366	277
Deferred charges	220	225
Income taxes receivable	202	386
Other assets	581	445
Total other assets	$3,069	$3,577

Other liabilities:
Notes payable to affiliates	$1,739	$110
Derivative liabilities[3]	1,581	1,101
Unearned insurance premiums and contract revenues	1,374	1,312
Accounts payable and accrued expenses	970	1,020
Deferred income	303	302
Other liabilities	165	387
Total other liabilities	$6,132	$4,232

[1] Amounts are net of collateral and counterparty credit risk valuation adjustment.  Included in this balance are embedded derivative assets of $29 million and $3 million at December 31, 2008 and March 31, 2008, respectively.

[2] Primarily represents off-lease and repossessed vehicles.
[3] Amounts are net of collateral and our own non-performance credit valuation adjustment.  Included in this balance are embedded derivative liabilities of $32 million and $43 million at December 31, 2008 and March 31, 2008, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows at the dates indicated (dollars in millions):

			Weighted average contractual interest rates
	December 31, 2008	March 31, 2008	December 31, 2008	March 31, 2008
		(Restated)
Commercial paper[1]	$24,587	$16,063	1.93%	3.25%
Notes and loans payable[1]	49,278	49,232	3.82%	4.30%
Carrying value adjustment[2]	204	2,971
Debt	$74,069	$68,266	3.20%	4.05%

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

The carrying value of our notes and loans payable includes unsecured notes denominated in various foreign currencies valued at $22.9 billion and $23.7 billion at December 31 and March 31, 2008, respectively.  Concurrent with the issuance of these unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Additionally, the carrying value of our notes and loans payable at December 31, 2008 consists of $15.6 billion of unsecured floating rate notes with interest rates at December 31, 2008 ranging from 0 percent to 18.3 percent and $33.9 billion of unsecured fixed rate notes with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

As of December 31, 2008, our commercial paper had an average remaining maturity of 36 days.  Our notes and loans payable mature on various dates through fiscal 2047.

From January 1, 2009 through February 3, 2009, TMCC issued an additional $7.6 billion in unsecured notes.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Liquidity Facilities and Letters of Credit

364 Day Credit Agreement

In March 2008, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of December 31 and March 31, 2008.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of December 31 and March 31, 2008.

Letters of Credit Facilities Agreement

In addition, TMCC has uncommitted letters of credit facilities totaling $5 million and $55 million at December 31 and March 31, 2008, respectively.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities was used at December 31 and March 31, 2008.

Other Credit Agreements

In December 2008, TMCC entered into a committed bank credit facility in the amount of up to JPY 100 billion, or approximately $1.1 billion as of December 31, 2008.   In December 2008, TMCC entered into an uncommitted bank credit facility in the amount of JPY 100 billion, or approximately $1.1 billion as of December 31, 2008.  Neither of these facilities was drawn upon as of December 31, 2008.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below at the dates indicated (dollars in millions):

	December 31, 2008	March 31, 2008
Commitments:
Credit facilities with vehicle and industrial equipment dealers[1]	$6,143	$5,615
Facilities lease commitments[2]	99	108
Total commitments	6,242	5,723
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	100	148
Total commitments and guarantees	$6,342	$5,871

[1]Excludes $10.3 billion and $9.2 billion of wholesale financing lines not considered to be contractual commitments at December 31 and
  March 31, 2008, respectively, of which $7.0 billion and $6.8 billion were outstanding at December 31 and March 31, 2008, respectively.

[2]Includes $57 million and $62 million in facilities lease commitments with affiliates at December 31 and March 31, 2008, respectively.

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectibility on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facilities available to vehicle and industrial equipment dealers, $4.9 billion and $4.1 billion were outstanding at December 31 and March 31, 2008, respectively, and were recorded in finance receivables, net in the Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Commitments and Contingencies (Continued)

We are party to a 15-year lease agreement with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At December 31, 2008, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above, are as follows: fiscal years ending March 31, 2009 – $6 million; 2010 - $21 million; 2011 - $17 million; 2012 - $13 million; 2013 - $10 million; and thereafter – $32 million.

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

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31 and March 31, 2008.  The fair value of these guarantees was approximately $1.2 million and $1 million at December 31 and March 31, 2008, respectively.  As of December 31 and March 31, 2008, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.  In addition, other than the fee discussed above, there are no corresponding expenses or cash flows arising from these guarantees.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim.  In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of December 31, 2008, we determined that it is not probable that we will be required to make any material payments in the future. As of December 31 and March 31, 2008, no amounts have been recorded under these indemnifications.

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

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that the Company's post-repossession notice failed to comply with the Reese-Levering Automobile Sales Finance Act of California ("Reese-Levering").  An additional cross-complaint alleging a class action in the Superior Court of California San Francisco County, Aquilar and Smith v. Toyota Motor Credit Corporation, filed in February 2008, contains similar allegations claiming that the Company's post-repossession notices failed to comply with Reese-Levering.  The plaintiffs are seeking injunctive relief, restitution and/or disgorgement, as well as damages in the Aquilar matter.  In May 2008, the Garcia and Aquilar cases (“Garcia Cases”) were consolidated in Stanislaus County as they present nearly identical questions of law and fact.  A complaint alleging a class action in the Superior Court of California San Diego County, McNess v. Toyota Motor Credit Corporation, filed in September 2008, contains similar allegations claiming that the Company’s post-repossession notice failed to comply with Reese-Levering.  An additional complaint alleging a class action in the Superior Court of California, Los Angeles County, Smith v. Toyota Motor Credit Corporation, filed in December 2008, also contains similar allegations claiming that the Company’s post repossession notice failed to comply with Reese-Levering.   The plaintiffs in the McNess and Smith cases are seeking injunctive relief and restitution.  The Company intends to seek consolidation of the McNess and Smith cases with the Garcia Cases as they present nearly identical questions of law and fact.  The Company believes that it has strong defenses to these claims.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Income Taxes

Income Tax Provision

Our effective rate of tax benefit was 40 percent for the first nine months of fiscal 2009, compared to 27 percent of tax provision for the same period in fiscal 2008. The increase in the effective tax rate during the first nine months of fiscal 2009 compared to the same period in fiscal 2008 was due in part to the phase out of the hybrid vehicle tax credit for Toyota vehicles purchased after October 1, 2007, as well as a different mix of income or loss and individual effective tax rates for the component entities.

Tax Related Contingencies

We are routinely subject to U.S. Federal, state and local, and foreign income tax examinations by tax authorities in various jurisdictions.  We are in various stages of completion of several income tax examinations, including an examination by the Internal Revenue Service for the taxable years March 31, 2004 through March 31, 2008.

In accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” we periodically review our uncertain tax positions.  In conjunction with this review, we increased the liability for unrecognized tax benefits during the quarter.  Our assessment is based on many factors including the ongoing IRS audits.  This assessment resulted in an increase in unrecognized tax benefits of $153 million to $168 million for the quarter ended December 31, 2008.  The increase in unrecognized tax benefits is related to timing differences on prior income tax returns and did not impact our effective tax rate.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Related Party Transactions

As of December 31, 2008, there have been no material changes to our related party agreements or relationships as described in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008, except as described below.  The table below summarizes the amounts included in our Consolidated Balance Sheet under various related party agreements or relationships at the dates indicated (dollars in millions):

	December 31, 2008	March 31, 2008
Assets:
Finance receivables, net
Receivables with affiliates	$28	$21
Notes receivable under home loan program	$7	$8
Deferred retail subvention income from affiliates	($677)	($530)

Investments in operating leases, net
Leases to affiliates	$36	$38
Deferred lease subvention income from affiliates	($504)	($415)

Other assets
Notes receivable from affiliates[1]	$1,199	$711
Subvention receivable from affiliates	$121	$75
Intercompany receivables	$64	$94
Deferred debt issue costs	$2	$2

Liabilities:
Other liabilities
Intercompany payables	$127	$355
Notes payable to affiliates[2]	$1,739	$110

Shareholder’s equity:
Advances to TFSA[3]	$-	$3
Reclassification to re-establish receivable due from TFSA[4]	$-	($27)
Stock based compensation[5]	$1	$-

[1] Represents balances primarily due from Toyota Credit Canada Inc. (“TCCI”), Toyota De Puerto Rico Corp (“TDPR”), and Toyota Financial
  Savings Bank (“TFSB”).  TFSB repaid its borrowings to us on January 13, 2009.  The prepayment penalty was $1 for each fixed rate advance.

[2] Represents balances due to Toyota Financial Services Corporation (“TFSC”) and Toyota Financial Services Americas Corporation (“TFSA”) under their credit agreements with TMCC.
3 Represents advances to TFSA under its credit agreement with TMCC during the year ended March 31, 2008.
4 Represents reclassifications to notes receivable from affiliates during the year ended March 31, 2008 to record TFSA’settlements of advances from TMCC.
[5] On a quarterly basis, Toyota Motor Corporation (“TMC”) allocates to TMCC its portion of the consolidated stock-option expense determined in accordance with SFAS No. 123(R), “Accounting for Stock-Based Compensation” ("SFAS 123R")  The amount allocated to TMCC is based on the number of options granted to TMCC executives.  This expense allocation was not significant in prior periods.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Related Party Transactions (Continued)

The table below summarizes the amounts included in our Consolidated Statement of Income under various related party agreements or relationships for the three and nine months ended December 31, 2008 and 2007 (dollars in millions):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Net Financing Revenues:
Manufacturers’ subvention support and other revenues	$203	$168	$566	$481
Credit support fees incurred	($12)	($10)	($35)	($30)
Foreign exchange gain on notes with affiliates	$104	$6	$99	$6

Other revenues:
Affiliate insurance premiums, commissions, and other	$17	$16	$51	$49
revenues
Interest earned on receivables from affiliates	$3	$6	$10	$11

Expenses:
Shared services charges and other expenses	$9	$14	$31	$42
Employee benefits expense[1]	$12	$12	$40	$40

[1] Includes stock based compensation expense of $1 million recorded during fiscal year 2009.  On a quarterly basis, TMC allocates to TMCC its portion of the consolidated stock-option expense determined in accordance with SFAS 123R.  The amount allocated to TMCC is based on the number of options granted to TMCC executives.  This expense allocation was not significant in prior periods.

Notes receivable from affiliates

During the third quarter of fiscal 2009, TMCC entered into an uncommitted loan finance agreement with Toyota Financial Services Mexico, S.A. de C.V. (“TFSMx”) under which TMCC may make loans to TFSMx, in amounts not to exceed $500 million.  The terms are determined at the time of each loan based on business factors and market conditions. As of December 31, 2008, there were no amounts outstanding.

Notes payable to affiliates

During the third quarter of fiscal 2009, TMCC entered into an uncommitted loan finance agreement with Toyota Credit Canada Inc. (“TCCI”) under which TCCI may make loans to TMCC, in amounts not to exceed CAD $1.5 billion.  The terms are determined at the time of each loan based on business factors and market conditions. As of December 31, 2008, there were no amounts outstanding.

During the third quarter of fiscal 2009, TMCC entered into an uncommitted loan finance agreement with Toyota Financial Services Corporation (“TFSC”) under which TFSC may make financing available to TMCC.  The terms are determined at the time of each loan based on business factors and market conditions.  As of December 31, 2008, $1.7 billion was outstanding.  The balance was repaid in full on the due date of January 7, 2009.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Segment Information

Financial information for our operating segments in our Consolidated Balance Sheet is summarized below at the dates indicated (dollars in millions):

	December 31, 2008	March 31, 2008
		(Restated)
Assets:
Finance operations[1]	$85,291	$78,394
Insurance operations[1]	2,435	2,450
Intersegment eliminations	(666)	(446)
Total assets	$87,060	$80,398

[1] The amounts presented are before the elimination of balances and transactions with other reporting segments.

Financial information for our operating segments in our Consolidated Statement of Income is summarized below for the three and nine months ended December 31, 2008 and 2007 (dollars in millions):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
		(Restated)		(Restated)
Gross revenues:
Finance operations[1]	$2,280	$2,152	$6,709	$6,142
Insurance operations[1]	198	180	440	425
Intersegment eliminations	(2)	-	(5)	-
Total gross revenues[2]	$2,476	$2,332	$7,144	$6,567

Net (loss) income:
Finance operations	($890)	($166)	($495)	($55)
Insurance operations	78	67	120	124
Total net (loss) income	($812)	($99)	($375)	$69

1 The amounts presented are before the elimination of balances and transactions with other reporting segments.
[2] Total gross revenue represents total financing revenue, insurance earned premium and control revenues and investment and other income, net.

Note 14 – Subsequent Events

On February 6, 2009, Moody’s Investors Service downgraded to Aa1 from Aaa the senior unsecured long-term rating of TMC and its supported subsidiaries, including TMCC and TFSC.  Also on February 6, 2009, Standard and Poor’s Ratings Services lowered to AA+ from AAA its long-term corporate credit ratings of TMC and related entities, including TMCC and TFSC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K/A Amendment No.2 for the fiscal year ended March 31, 2008 filed with the SEC on July 30, 2008 (“Form 10-K/A”) and in “Part II. Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

OPERATING SUMMARY

We generate revenue, income, and cash flows by providing retail financing, leasing, dealer financing, and certain other financial products and services to vehicle dealers and their customers.  We measure the performance of our financing operations using the following metrics:

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

During the first nine months of the fiscal year ending March 31, 2009 (“fiscal 2009”), the U.S. economy experienced significant market distress.  Contributors to the economic downturn include fluctuations in oil and other commodity prices, depreciated home values, and increasing unemployment.  In addition, the credit markets experienced extreme volatility, less liquidity and widening credit spreads.  These conditions resulted in financial difficulties on a global scale which resulted in U.S. government intervention in the credit markets.

These conditions have adversely impacted our results. Our consolidated net loss was $812 million and $375 million for the third quarter and first nine months of fiscal year 2009, respectively, compared to a net loss of $99 million and net income of $69 million for the same periods in the fiscal year ended March 31, 2008 (“fiscal 2008”).  Our results in the third quarter of fiscal 2009 were adversely impacted by an increase in interest expense and an increase in provision for credit losses due to a general deterioration in credit.  Our results for the first nine months of fiscal 2009 were adversely impacted by the increase in the provision for credit losses, net charge-offs and depreciation on operating leases.  Our results for the third quarter and first nine months of fiscal 2009 were offset by the increase in our financing revenues.

The following table summarizes the net (loss) income for our financing and insurance operations for the three and nine months ended December 31, 2008 and 2007.

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
		(Restated)		(Restated)
Net (loss) income:
Finance operations	($890)	($166)	($495)	($55)
Insurance operations	78	67	120	124
Total net (loss) income	($812)	($99)	($375)	$69

1 The amounts presented are before the elimination of balances and transactions with other reporting segments.

At December 31, 2008, our total equity was $4.2 billion, a decrease of $532 million from March 31, 2008.  Our debt-to-equity positions were 17.4 and 14.3 at December 31, 2008 and March 31, 2008, respectively.

RESULTS OF OPERATIONS

Financing Operations – Fiscal 2009 compared to Fiscal 2008

	Three months ended December 31,		Percentage change	Nine months ended December 31,		Percentage change
	2008	2007		2008	2007
Financing revenues:
Operating lease	$1,257	$1,136	11%	$3,688	$3,255	13%
Retail financing[1]	847	806	5%	2,510	2,300	9%
Dealer financing	157	167	(6%)	450	493	(9%)
Total financing revenues	2,261	2,109	7%	6,648	6,048	10%

Depreciation on operating leases	1,078	845	28%	3,103	2,418	28%
Interest expense	1,830	1,114	64%	2,514	2,777	(9%)
Net financing margin	($647)	$150	(531%)	$1,031	$853	21%
Provision for credit losses	$670	$290	131%	$1,397	$543	157%
Net loss from financing operations	($890)	($166)	436%	($495)	($55)	800%

1 Includes direct finance lease revenues.

Our financing operations reported a net loss of $890 million and $495 million for the third quarter and first nine months of fiscal 2009, respectively, compared to a net loss of $166 million and $55 million for the same periods of fiscal 2008.  Our results for the third quarter of fiscal 2009 were impacted by an increase in interest expense due to realized and unrealized losses on non-hedge accounting derivatives.  Our results for both the third quarter and the first nine months of fiscal 2009 were also impacted by a higher provision for credit losses resulting from the effect of the difficulties in the U.S. economy and increased depreciation on operating leases.  Results were slightly offset by the increase in our total financing revenues which was due to an increase in finance receivables.

Financing Revenues

Total financing revenues increased 7 percent and 10 percent during the third quarter and first nine months of fiscal 2009, respectively, compared to the same periods in fiscal 2008.  In the first nine months of fiscal 2009, we had record financing volume in our lease and retail contracts.  Our financing revenues were influenced as follows:

•
Our operating lease revenues were 11 percent and 13 percent higher during the third quarter and first nine months of fiscal 2009, respectively, compared to the same periods in fiscal 2008.  This increase was due to higher operating lease assets resulting from higher leasing volume during the first nine months of fiscal 2009, and higher yields.

•
Our retail financing revenues increased 5 percent and 9 percent during the third quarter and first nine months of fiscal 2009, respectively, compared to the same periods in fiscal 2008.  This was primarily due to an overall increase in financing volume resulting in higher earning assets for the first nine months of fiscal 2009.

•
Dealer financing revenues decreased 6 percent and 9 percent for the third quarter and first nine months of fiscal 2009, respectively, compared to the same periods in fiscal 2008 primarily due to lower yields which resulted from declining short term interest rates.  This decrease was partially offset by an increase in the number of dealers serviced resulting in higher dealer financing earning assets.

The yield on our total finance receivables portfolio was 6.7 percent for both the third quarter and first nine months of fiscal 2009, respectively, compared to 7.4 percent and 7.3 percent for the same periods in fiscal 2008.

Provision for Credit Losses

Provision for credit losses increased to $670 million and $1,397 million for the third quarter and first nine months of fiscal 2009, respectively, compared to $290 million and $543 million for the same period of fiscal 2008.  The economic downturn described above affected some of our customers’ ability to make their scheduled payments.  As a result of these factors, we recorded a higher provision for credit loss, experienced higher charge-offs and increased our allowance for credit losses.

Depreciation Expense

Depreciation expense on operating leases increased 28 percent for both the third quarter and first nine months of fiscal 2009 compared to the same periods in fiscal 2008.  This increase occurred in part as a result of an increase in the average number of operating leases outstanding and a decline in used vehicle prices caused by the difficulties in the U.S. economy.  Refer to “Financial Condition – Residual Value Risk” for further discussion.

Interest Expense

The following table summarizes the consolidated components of interest expense for the three and nine months ended December 31, 2008 and 2007 (dollars in millions):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
	(Restated) (Restated)
Interest expense on debt	$660	$769	$2,011	$2,227
Amortization of basis adjustments on debt	1	(3)	5	(34)
Net interest on hedge accounting derivatives	(113)	102	(371)	290
Amortization of debt issue costs	30	19	97	51
Ineffectiveness related to hedge accounting derivatives	32	(8)	1	1
Interest expense excluding non-hedge accounting results	610	879	1,743	2,535
Net result from non-hedge accounting	1,220	235	771	242
Total interest expense	$1,830	$1,114	$2,514	$2,777

Interest expense on debt primarily represents the interest due on notes and loans payable and commercial paper.  The decrease during the third quarter and first nine months of fiscal 2009 when compared to the same periods in fiscal 2008 was primarily due to a decrease in the weighted average contractual interest rates of debt partially offset by higher outstanding balances of total debt.

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

Net interest on hedge accounting derivatives represents net interest on pay-float swaps for which hedge accounting has been elected.  During the third quarter and first nine months of fiscal 2009, three-month LIBOR rates decreased significantly when compared to the same periods in fiscal 2008.  As a result, we realized interest income on hedge accounting derivatives of $113 million for the third quarter of fiscal 2009 and $371 million for the first nine months of fiscal 2009 compared to interest expense on hedge accounting derivatives of $102 million and $290 million for the third quarter and first nine months of fiscal 2008, respectively.

The increase in the amortization of debt issue costs during the third quarter and first nine months of fiscal 2009 was primarily related to losses recognized on the revaluation of debt issue costs denominated in foreign currencies due to strengthening of the U.S. dollar in fiscal 2009 relative to certain other currencies in which our non-dollar debt is denominated.

Ineffectiveness related to hedge accounting derivatives represents the net difference between the change in the fair value of the hedged debt and the change in the fair value of the underlying derivative instrument. During the third quarter of fiscal 2009, swap rates decreased significantly over a relatively short period of time thereby causing a significant increase in ineffectiveness during the quarter.

The following table summarizes the consolidated components of the net result from non-hedge accounting, which is included in interest expense for the three and nine months ended December 31, 2008 and 2007 (dollars in millions):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
		(Restated)		(Restated)
Currency swaps unrealized (gain) loss	($5)	($24)	$196	($71)
Foreign currency transaction (gain) loss	(7)	18	(255)	78
Net interest on non-hedge accounting derivatives	133	(45)	440	(163)
Loss (gain) on non-hedge accounting derivatives:
Interest rate swaps	1,159	293	439	385
Interest rate caps	-	(7)	1	13
Credit valuation adjustments	(60)	-	(50)	-
Net result from non-hedge accounting	$1,220	$235	$771	$242

Currency swaps are used to convert non-U.S. dollar denominated debt to U.S. dollar denominated payments.  The foreign currency transaction gain or loss relates to foreign currency denominated transactions for which we are required to revalue the foreign denominated transactions at each balance sheet date.  During the first nine months of fiscal 2009, the U.S. dollar strengthened relative to certain other currencies in which our non-U.S. dollar debt is denominated.  This resulted in unrealized losses in the fair value of the currency swaps and the recognition of gains in foreign currency transaction in these fiscal 2009 periods.  During the third quarter and first nine months of fiscal 2008, the U.S. dollar weakened relative to certain other currencies in which our non-U.S. dollar debt is denominated.  This resulted in unrealized gains in the fair value of the currency basis swaps and the recognition of losses in foreign currency transaction in those fiscal 2008 periods.

Net interest on non-hedge accounting derivatives represents interest paid on pay-fixed swaps, partially offset by the interest received on non-hedge accounting pay-float swaps.  The change for the third quarter and first nine months of fiscal 2009 was primarily due to the significant decrease in the three month LIBOR rates when compared to the same period in fiscal 2008.  Therefore, we recognized interest expense of $133 million for the third quarter of fiscal 2009 and $440 million for the first nine months of fiscal 2009 compared to interest income of $45 million and $163 million in the third quarter and first nine months of fiscal 2008, respectively.

The losses on non-hedge accounting derivatives for the third quarter of fiscal 2009 and fiscal 2008 were primarily on the pay-fixed swaps partially offset by gains on the non-hedge accounting pay-float swaps.  During the third quarter of fiscal 2009, the two year swap rate decreased significantly compared to a smaller decrease in the same periods of fiscal 2008.  This resulted in losses on non-hedge accounting derivatives of $1,159 million in the third quarter of fiscal 2009 compared to a loss of $293 million during the third quarter of fiscal 2008.  Additionally, during the third quarter of fiscal 2009, the Company paid $457 million to terminate derivatives which were in a liability position.  The loss during the first nine months of fiscal 2008 is primarily attributable to the decrease in the two year swap rate.

Upon adoption of SFAS 157 on April 1, 2008, we recorded credit valuation adjustments to derivatives that are in an asset position for counterparty credit risk.  We also recorded credit valuation adjustments to derivatives that are in a liability position for our own performance risk.

Refer to “Derivative Instruments” for further discussion.

Insurance Operations – Fiscal 2009 compared to Fiscal 2008

The following table summarizes key results of our insurance operations for the three and nine months ended December 31, 2008 and 2007 (dollars in millions):

	Three months ended December 31,		Percentage change	Nine months ended December 31,		Percentage change
	2008	2007		2008	2007
Agreements (units in thousands):
Issued	263	344	(24%)	1,009	1,127	(10%)
In force	5,157	4,889	5%	5,157	4,889	5%

Insurance earned premiums and contract revenues	$104	$97	7%	$314	$285	10%
Investment and other income	94	83	13%	126	140	(10%)
Gross revenues from insurance operations	$198	$180	10%	$440	$425	4%

Insurance losses and loss adjustment expenses	$42	$39	8%	$143	$117	22%
Net income from insurance operations	$78	$67	16%	$120	$124	(3%)

Agreements issued in the third quarter and first nine months of fiscal 2009 decreased by 81 thousand and 118 thousand units, respectively, primarily as a result of lower vehicle sales.

Our insurance operations reported $78 million and $120 million of net income for the third quarter and first nine months of fiscal 2009, respectively, compared to $67 million and $124 million for the same periods in fiscal 2008.  The increase in net income for the third quarter was primarily due to higher dividend income. The decrease in net income for the first nine months of fiscal 2009 was primarily due to increases in insurance losses and loss adjustment expenses, offset by an increase in insurance earned premiums and contract revenues and reduced investment income.  We reported $42 million and $143 million of insurance losses and loss adjustment expenses for the third quarter and first nine months of fiscal 2009, respectively, compared to $39 million and $117 million for the same periods in fiscal 2008.  The increase in insurance losses and loss adjustment expenses primarily relates to an increase in average loss severity and an increase in vehicle service and maintenance claims due to growth in the number of agreements in force.

Insurance earned premiums and contract revenues were $104 million and $314 million for the third quarter and first nine months of fiscal 2009, respectively, compared to $97 million and $285 million for the same periods in fiscal 2008.  The increase in insurance earned premiums and contract revenues was primarily due to an increase in the number of agreements in force and a slight increase in average earnings per contract.

Our insurance operations reported investment and other income of $94 million and $126 million during the third quarter and first nine months of fiscal 2009, respectively, compared to $83 million and $140 million for the same periods of fiscal 2008.  Investment and other income consisted primarily of investment income on marketable securities.  The increase in investment and other income for the third quarter of fiscal 2009 was primarily due to higher dividend income.  The decrease for the first nine months of fiscal 2009 was primarily due to realized losses, including $18 million in impairment write-downs, on our investment portfolio.

Investment and Other Income

Our consolidated investment and other income is primarily comprised of investment income on marketable securities and other income, net. We reported $111 million and $182 million of consolidated investment income and other income in the third quarter and first nine months of fiscal 2009, respectively, compared to $126 million and $234 million for the same periods in fiscal 2008.  Of that amount, $90 million and $114 million consisted of investment income on marketable securities during the third quarter and first nine months of fiscal 2009, respectively.  Most of the investment income on marketable securities relates to our insurance operations.  Refer to “Insurance Operations” for further discussion.

We reported $21 million and $68 million of consolidated other income for the third quarter and first nine months of fiscal 2009, respectively, compared to $43 million and $105 million for the same periods in fiscal 2008.  Other income primarily consists of interest income on cash held in excess of our immediate funding needs, which decreased primarily due to lower yields earned on lower cash balances during fiscal 2009.

We reported no investment income from securitizations for the third quarter and first nine months of fiscal 2009 compared to $0.3 million and $3 million for the same period in fiscal 2008.  The decline was due to our exercise of the clean-up call option on our last outstanding securitization prior to the end of fiscal 2008.  In addition, we had no securitized finance receivables outstanding at December 31, 2008 compared to $30 million which we serviced at December 31, 2007.

Provision for Income Taxes

Our benefit from income taxes for the third quarter and first nine months of fiscal 2009 was $527 million and $251 million, respectively, compared to a benefit of $72 million and a provision of $26 million for the same periods in fiscal 2008.   This increase in benefit is consistent with the increase in our loss before tax for the third quarter and first nine months of fiscal 2009 compared to the same periods of fiscal 2008.

FINANCIAL CONDITION

Net Earning Assets and Vehicle Financing Volume

The composition of our net earning assets is summarized below at the dates indicated (dollars in millions):

	December 31, 2008	March 31, 2008	Percentage change
Net earning assets
Finance receivables, net
Retail finance receivables, net[1]	$46,152	$43,769	5%
Dealer financing, net	12,349	11,712	5%
Total finance receivables, net	58,501	55,481	5%
Investments in operating leases, net	19,051	18,656	2%
Net earning assets	$77,552	$74,137	5%

Dealer financing (number of dealers receiving vehicle wholesale financing)
Toyota and Lexus dealers[2]	907	851	7%
Vehicle dealers outside of the Toyota/Lexus dealer network	532	484	10%
Total number of dealers receiving vehicle wholesale financing	1,439	1,335	8%

Dealer inventory financed (units in thousands)	283	264	7%

1 Includes direct finance leases of $364 million and $482 million at December 31, 2008 and March 31, 2008, respectively.
2 Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

The composition of our vehicle contract volume and market share is summarized below for the three and nine months ended December 31, 2008 and 2007 (units in thousands):

	Three months ended			Nine months ended
	December 31,		Percentage	December 31,		Percentage
	2008	2007	change	2008	2007	change
Vehicle financing volume (units):
New retail	150	179	(16%)	575	597	(4%)
Used retail	66	78	(15%)	242	226	7%
Lease	47	58	(19%)	208	193	8%
Total	263	315	(17%)	1,025	1,016	1%

TMS subvened vehicle financing volume (units included in the above table):
New retail	92	43	114%	263	173	52%
Used retail	16	6	167%	45	24	88%
Lease	40	40	0%	176	127	39%
Total	148	89	66%	484	324	49%

Market share[1]:
Retail	45.9%	37.0%		44.2%	36.9%
Lease	14.4%	12.1%		16.1%	12.0%
Total	60.3%	49.1%		60.3%	48.9%

[1] Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Our total financing volume, acquired primarily from Toyota and Lexus vehicle dealers, experienced a decrease in the third quarter, while total financing volume during the first nine months of fiscal 2009 was slightly higher compared to the same period in fiscal 2008.  Although we had increased availability of Toyota Motor Sales, U.S.A., Inc. (“TMS”) sponsored special rate retail financing and lease programs (“subvention”) offered by us in the U.S. on certain new and used Toyota and Lexus vehicles, our volume was impacted by the economic downturn and the decline in automobile industry sales.

Retail Finance Receivables and Financing Volume

During the third quarter and first nine months of fiscal 2009, our retail financing volume decreased as compared to the same periods in fiscal 2008, in spite of increased availability of TMS subvention.  This decrease occurred primarily due to a decline in overall TMS sales volume.  However, despite this decrease in financing volume, the balance of retail finance receivables at December 31, 2008 was larger than at March 31, 2008 primarily because the volume of new vehicles financed exceeded existing portfolio liquidations.  In addition, retail market share increased in the third quarter and first nine months of fiscal 2009 compared to the same periods in fiscal 2008.  This increase in market share was due to the increased availability of TMS subvention, and increased number of vehicle dealers receiving wholesale financing.  In addition, we have experienced decreased competition as some competitors have scaled back their financing.

Lease Earning Assets and Financing Volume

Total lease earning assets are comprised of investments in operating leases.  Our vehicle lease financing volume is impacted by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.  Our vehicle lease financing volume decreased for the third quarter, and increased for the first nine months of fiscal 2009 compared to the same periods in fiscal 2008.  The overall increase during the first nine months of fiscal 2009 was due primarily to increased availability of TMS subvention.  However, during the third quarter of fiscal 2009 subvention was more than offset by the decline in TMS sales volume.  Despite this third quarter decrease in vehicle lease financing volume, our market share has increased for both the third quarter and first nine months of fiscal 2009 when compared to those same periods in fiscal 2008.  This increase is primarily attributable to decreased competition in response to the current market conditions in the U.S. economy.

Dealer Financing Earning Assets

During the first nine months of fiscal 2009, we experienced an overall increase in the number of dealers receiving financing attributed in part to our continued emphasis on our dealer relationships.  This increase, combined with the increase in the number of inventory units financed, lead to an increase in dealer financing earning assets for the period.

Residual Value Risk

The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception and the impact of vehicle lease return rates and loss severity.  Other factors include projected market values of used vehicles and current economic conditions and outlook.

Substantially all of our residual value risk relates to our vehicle lease portfolio.  Residual values of lease earning assets are estimated at lease inception by examining external industry data and our own experience.  Factors considered in this evaluation include, but are not limited to, expected economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices.  We use various channels to sell vehicles returned at lease end.  We do not directly re-lease returned vehicles.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, as amended” (“SFAS 144”), we review operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable.  If such events or changes in circumstances are present, and if the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms are less than book value, the operating lease assets are considered to be impaired and a loss is recorded in the current period Consolidated Statement of Income.

Depreciation on Operating Leases

Fiscal 2009 compared to Fiscal 2008

	Percentage change fiscal 2009 versus fiscal 2008
	Three months ended December 31	Nine months ended December 31
Depreciation on operating leases	28%	28%
Average operating lease units outstanding	11%	13%

Depreciation expense on operating leases increased during the third quarter and first nine months of fiscal 2009 compared to the same periods in fiscal 2008 due to an increase in the average number of operating leases outstanding.  In addition, the difficulties in the U.S. economy contributed to the decline in used vehicle prices, particularly for larger, less fuel-efficient vehicles.  Depreciation expense is affected by changes in the used vehicle market because used vehicle market trends are a significant factor in estimating end of term market values.

Credit Risk

Credit Loss Experience

During the first nine months of fiscal 2009, the U.S. economy experienced significant market distress.  Contributing to the economic downturn are volatility in fuel prices and commodity prices, lower home values, and increasing unemployment.  In addition, the wholesale credit markets experienced extreme volatility, less liquidity and widening credit spreads.  These conditions resulted in financial difficulties for many large, well established global companies which resulted in U.S. government intervention.  These conditions also affected some of our customers’ ability to make their scheduled payments.  As a result of these factors, we experienced higher charge-offs and increased delinquencies.  For additional information regarding the potential impact of current market conditions, refer to “Part II. Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

The following table provides information related to our credit loss experience:

	December 31, 2008	March 31, 2008	December 31, 2007
Net charge-offs as a percentage of average gross earning assets
Finance receivables	1.43%[3]	1.08%	0.99%[3]
Operating leases	0.83%[3]	0.40%	0.34%[3]
Total	1.28%[3]	0.91%	0.83%[3]

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[1]
Finance receivables[2]	0.94%	0.65%	0.90%
Operating leases[2]	0.91%	0.41%	0.50%
Total	0.93%	0.59%	0.80%

[1] Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
2 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
3 Net charge-off ratios have been annualized using nine month results.

The level of credit losses primarily reflects two factors: frequency of occurrence and loss severity.  Frequency of occurrence as a percentage of average outstanding contracts increased to 2.4% for the first nine months of fiscal 2009, as compared to 2.0% for the same period in fiscal 2008 while loss severity increased by 20% from the first nine months of fiscal 2008 to the first nine months of fiscal 2009.  The increase in frequency is primarily due to the impact of the economic downturn on some of our customers.  The increase in severity is due to a combination of longer term contracts and the decline in used vehicle prices resulting from the current conditions in the U.S. economy as discussed above.

In an effort to mitigate credit losses we continue to strengthen our purchasing and collection practices. We have focused primarily on limiting our risk exposure in the higher risk segment of our portfolio by both reducing our approvals of lower credit grade contracts and restricting the loan-to-value ratio. In addition, we have created specialized teams which focus on collections from high risk customers.

Allowance for Credit Losses

The following table provides information related to the allowance for credit losses for the three and nine months ended December 31, 2008 and 2007 (dollars in millions):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Allowance for credit losses at beginning of period	$1,048	$575	$729	$554
Provision for credit losses	670	290	1,397	543
Charge-offs, net of recoveries[1]	(329)	(193)	(737)	(425)
Allowance for credit losses at end of period	$1,389	$672	$1,389	$672

[1] Net of recoveries of $23 million and $79 million for the three and nine months ended December 31, 2008, respectively, and $19 million and
  $59 million for the three and nine months ended December 31, 2007, respectively.

Our allowance for credit losses is established through a process that estimates probable losses based upon consistently applied statistical analyses of portfolio data. This process utilizes delinquency migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, and incorporates current and expected trends and other relevant factors, including historical loss experience, used vehicle market conditions, economic conditions, unemployment rates, purchase quality mix, contract term length and operational factors.  Further deterioration in our expectation of any of these factors would cause an increase in estimated probable losses.

The allowance for credit losses increased 107% to $1,389 million at December 31, 2008 compared to $672 million at December 31, 2007.  Our provision for credit losses was $670 million and $1,397 million for the third quarter and first nine months of fiscal 2009, respectively, compared to $290 million and $543 million in the third quarter and first nine months of fiscal 2008, respectively.  These increases primarily reflect higher delinquencies in the consumer portfolio and adverse trends in the macroeconomic environment which resulted in an increase in the estimate of credit losses.

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

 LIQUIDITY AND CAPITAL RESOURCES

For additional information regarding our current liquidity position and the potential impact of current market conditions on our liquidity, refer to “Recent Market Developments” below and “Part II. Item 1A. Risk Factors” of our quarterly report on Form 10-Q for the quarter ended September 30, 2008.

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

The following table summarizes the outstanding components of our funding sources at the dates indicated (dollars in millions):

	December 31, 2008	March 31, 2008
		(Restated)
Commercial paper[1]	$24,587	$16,063
Notes and loans payable[1]	49,278	49,232
Carrying value adjustment[2,3]	204	2,971
Debt	$74,069	$68,266

[1] Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.
2 Represents the effects of foreign currency transaction gains and losses and fair value adjustments to debt in hedging relationships, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

[3] The decrease in the carrying value adjustment at December 31, 2008 compared to March 31, 2008 was primarily due to the strengthening of the U.S. dollar relative to certain other currencies in which our non-U.S. dollar debt is denominated resulting in unrealized gains in foreign currency transactions.

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

For liquidity purposes, we typically hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  Our excess funds balance at December 31, 2008 was $4.1 billion and had an average balance of $1.5 billion for the three months ended December 31, 2008.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $20.5 billion to $26.0 billion during the three months ended December 31, 2008, with an average outstanding balance of $23.3 billion.  The ratio of our commercial paper outstanding to total debt outstanding at December 31, 2008 as compared to March 31, 2008 increased as our strategy of balancing funding needs with our overall relative cost of funding, combined with the current difficulties in the U.S. economy, led us to replace some maturing long-term liabilities with commercial paper.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is adequate capacity to meet our short-term funding requirements.  Additionally, in December 2008, TMCC registered for the Commercial Paper Funding Facility administered by the Federal Reserve Bank of New York.

Unsecured Term Debt

The following table summarizes the components of our unsecured term debt at par value (dollars in millions):

	U.S. medium term notes (“MTNs”) and domestic bonds	Euro MTNs (“EMTNs”)	Eurobonds	Total unsecured term debt[4]
Balance at March 31, 2008[1]	$23,106	$23,764	$2,903	$49,773
Issuances during the nine months ended December 31, 2008	7,076[2]	5,533[3]	394	13,003
Maturities and terminations during the nine months ended December 31, 2008	(9,082)	(3,294)	(362)	(12,738)
Balance at December 31, 2008[1]	$21,100	$26,003	$2,935	$50,038

Issuances during the one month ended January 31, 2009	$819	$232	$-	$1,051

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
2 MTNs and domestic bonds had terms to maturity ranging from approximately 6 months to 29 years, and had interest rates at the time of issuance ranging from 0 percent to 12 percent.
3 EMTNs were issued in U.S. and non-U.S. currencies, had terms to maturity ranging from approximately 1 year to
  29 years, and had interest rates at the time of issuance ranging from 0 percent to 10 percent.
4 Consists of fixed and floating rate debt.  Upon the issuance of fixed rate debt, we generally elect to enter into pay-float interest rate swaps.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,
  Derivative Instruments” in our Form 10-K/A for a description of our use of derivatives.

From January 1, 2009 through February 3, 2009, we issued an additional $7.6 billion in unsecured term debt which brought down our ratio of commercial paper outstanding to total debt outstanding.

We maintain a shelf registration statement with the SEC to provide for the issuance of debt securities in the U.S. capital markets to both retail and institutional investors.  We qualify as a well-known seasoned issuer under SEC rules, and as a result, we may issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2009.  We plan to file a new shelf registration statement prior to the expiration of our current shelf.  Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited, provides for the issuance of debt securities in the international capital markets.  In September 2008, the EMTN program was renewed for a one year period.  The maximum aggregate principal amount authorized to be outstanding at any time is €40 billion, or the equivalent in other currencies, of which approximately €17 billion was available for issuance at January 31, 2009.  The authorized amount is shared among all issuers on the program.  Our EMTN program may be expanded from time to time to allow for the continued use of this source of funding.  In addition, we may issue bonds in the international capital markets that are not issued under our U.S. or EMTN programs.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture, and EMTNs are issued pursuant to the terms of an agency agreement, both of which contain customary terms and conditions.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated and other bank credit facilities.

364 Day Credit Agreement

In March 2008, TMCC, Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of December 31 and March 31, 2008.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge and cross default provisions.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of December 31 and March 31, 2008.

Letters of Credit Facilities Agreement

In addition, TMCC has uncommitted letters of credit facilities totaling $5 million and $55 million at December 31 and March 31, 2008, respectively.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities was used at December 31 and March 31, 2008.

Other Credit Agreements

In December 2008, TMCC entered into a committed bank credit facility in the amount of up to JPY 100 billion, or approximately $1.1 billion as of December 31, 2008.   In December, 2008 TMCC entered into an uncommitted bank credit facility in the amount of JPY 100 billion or approximately $1.1 billion as of December 31, 2008.  Neither of the facilities was drawn upon as of December 31, 2008.

Securitization

Our securitization program represents an additional source of liquidity.  As of December 31, 2008, we owned approximately $46.2 billion in potentially securitizable retail finance receivables.  We maintain an effective shelf registration statement that complies with Regulation AB, the SEC’s rule governing the offering of asset-backed securities, which can be used to issue asset-backed securities secured by our retail finance contracts.  During the nine months ended December 31, 2008, we did not execute any securitization transactions.  TMCC will continue to evaluate the market for asset-backed securities and take into consideration its funding strategies in determining whether to employ securitization funding in the future.

Credit Ratings

As of February 6 2009, the ratings and outlook established by S&P and Moody’s for TMCC were as follows:

NRSRO	Senior Debt	Commercial Paper	Outlook
S&P	AA+	A-1+	Negative
Moody’s	Aa1	P-1	Negative

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning NRSRO.  Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO.  Our credit ratings depend in part on the existence of the credit support agreements of Toyota Financial Services Corporation (“TFSC”) and Toyota Motor Corporation (“TMC”).  See “Item 1A. Risk Factors - Credit Support” in our Form 10-K/A.

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

Despite the difficult conditions in the financial markets during the past year, we have satisfied all maturing obligations and funded our growth by accessing a variety of sources, including long-term and short-term debt.  Similar to most issuances in the debt markets generally, our issuances of debt securities through December 31, 2008 have included spreads above benchmark rates that are greater than those on similar issuances completed during the prior several years.  During the third quarter of fiscal 2009, we continued to issue both commercial paper and unsecured term debt on a regular basis.  While our commercial paper issuances reflect shorter weighted average maturities than our historic trend, these shorter term weighted average maturities are consistent with the overall commercial paper market.

In order to satisfy our funding needs, we have accessed the short term and long term capital markets while also maintaining cash and cash equivalents.  In addition to cash and cash equivalents at December 31, 2008, we had undrawn committed bank credit facilities of $14.1 billion and consumer finance receivables and other assets available for disposition of $46.2 billion.  The credit support arrangements provided by our parent also provide an additional source of liquidity to us, although it is not relied upon in our liquidity planning and capital and risk management.  Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Support Agreements” of our Form 10-K/A for additional information.

DERIVATIVE INSTRUMENTS

We enter into derivative instruments for risk management purposes.  Our use of derivatives is limited to the management of interest rate and foreign exchange risks.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  Hedge accounting derivatives are comprised of pay-float interest rate swaps and cross-currency interest rate swaps.  Non-hedge accounting derivatives are comprised of, among others, pay-fixed interest rate swaps, de-designated pay-float interest rate swaps, pay-float interest rate swaps for which hedge accounting has not been elected, interest rate caps, and currency basis swaps.  We discontinue the use of hedge accounting if a derivative is sold, terminated or exercised, or if we determine that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”).  De-designated derivatives are included within the category of non-hedge accounting derivatives.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Derivative Instruments” in our Form 10-K/A for further discussion.

One of our goals is to manage the interest rate risk arising from the differences in timing between the re-pricing of assets relative to liabilities.  We use non-hedge accounting derivatives, specifically pay-fixed interest rate swaps and interest rate caps, to manage this exposure.  The use of these non-hedge accounting derivatives to mitigate interest rate risk has historically resulted in significant volatility in the net result from non-hedge accounting.  The combination of the changes in fair values of de-designated derivatives with those of non-hedge accounting derivatives has had the effect of reducing earnings volatility.  We do not engage in de-designation with a view as to the favorable or unfavorable impact on the results of operations.  De-designation has resulted in lower losses in the net result from non-hedge accounting in certain quarters and in lower gains in the net result from non-hedge accounting in other quarters.  These decreases represent reductions in volatility in the net result from non-hedge accounting.  We estimate that the impact of de-designation on the results of operations was a reduction in the volatility in net result from non-hedge accounting of approximately $3 million for the quarter ended December 31, 2008, and approximately $21 million for the quarter ended December 31, 2007.  We evaluate the reduction of volatility on a quarterly basis.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet at the dates indicated (dollars in millions):

	December 31, 2008	March 31, 2008
		(Restated)
Derivative assets	$1,017	$3,186
Less: Collateral held[1]	523	1,656
Derivative assets, net of collateral	494	1,530
Less: Credit valuation adjustment	22	-
Derivative assets, net of collateral and credit valuation adjustment	$472	$1,530
Embedded derivative assets	$29	$3

Derivative liabilities	$1,822	$1,058
Less: Collateral posted[2]	201	-
Derivative liabilities, net of collateral	1,621	1,058
Less: Our own non-performance credit valuation adjustment	72	-
Derivative liabilities, net of collateral and non-performance credit valuation adjustment	$1,549	$1,058
Embedded derivative liabilities	$32	$43

[1]	Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in the “Counterparty Credit Risk” section below.
[2]	Represents cash deposited under reciprocal collateral arrangements that we have entered into with certain derivative counterparties as described in the “Counterparty Credit Risk” section below.

Counterparty Credit Risk

We enter into reciprocal collateral arrangements with certain counterparties to mitigate our exposure to the credit risk associated with the respective counterparty.  A valuation of our position with the respective counterparty is performed at least monthly.  If the market value of our net derivatives position with the counterparty exceeds a specified threshold, the counterparty is required to transfer cash collateral in excess of the threshold to us.  Conversely, if the market value of the counterparty's net derivatives position with us exceeds a specified threshold, we are required to transfer cash collateral in excess of the threshold to the counterparty.  Our International Swaps and Derivatives Association (“ISDA”) Master Agreements with counterparties contain legal right of offset provisions, and therefore the collateral amounts are netted against derivative assets or derivative liabilities, which are included in other assets or other liabilities in our Consolidated Balance Sheet.  At December 31 and March 31, 2008, we held $523 million and $1.7 billion, respectively, in collateral from counterparties, which is included in cash and cash equivalents in our Consolidated Balance Sheet.  We are not required to hold the collateral in a segregated account.   Additionally, at December 31, 2008, we deposited $201 million with counterparties as our net derivative liability position exceeded the counterparty threshold.

Counterparty credit risk of derivative instruments is represented by the net fair market value of derivative contracts at December 31, 2008, reduced by the effects of master netting agreements and collateral.  At December 31, 2008, substantially all of our derivative instruments were executed with commercial banks and investment banking firms assigned investment grade ratings of "A" or better by NRSROs.  However, due to the deterioration of the U.S. economy and the financial crisis in the banking industry, we believe our counterparty credit risk may be adversely affected.  Refer to “Part II. Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 for further discussion.  Our total net counterparty credit exposure at December 31, 2008 was $494 million compared to $1,530 million at March 31, 2008.  In accordance with the fair value requirements of SFAS 157, we have a credit valuation adjustment of $22 million related to non-performance of our counterparties and a credit valuation adjustment of $72 million on our own non-performance risk at December 31, 2008.  Many of our ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.

A summary of our net counterparty credit exposure by credit rating at the dates indicated (net of collateral held) is presented below (dollars in millions):

	December 31, 2008	March 31, 2008
Credit Rating
AAA	$35	$189
AA	101	900
A	358	441
Total net counterparty credit exposure	$494	$1,530

The following table summarizes the composition of our derivatives portfolio at the dates indicated (dollars in millions):

	Notionals:			Fair value of :
	Hedge accounting derivatives	Non-hedge accounting derivatives	Total notionals	Derivative assets	Derivative liabilities
December 31, 2008
Pay-float swaps [1]	$22,626	$25,087	$47,713	$2,684	($1,829)
Pay-fixed swaps	-	55,716	55,716	7	(1,565)
Interest rate caps	-	295	295	-	-
Foreign exchange forwards	-	2,698	2,698	1	(103)
Counterparty netting	-	-	-	(1,675)	1,675
Total	$22,626	$83,796	$106,422	$1,017[2]	($1,822)[3]

March 31, 2008 (Restated)
Pay-float swaps [1]	$22,200	$23,240	$45,440	$3,889	($212)
Pay-fixed swaps	-	51,407	51,407	6	(1,533)
Interest rate caps	-	295	295	-	-
Foreign exchange forwards		456	456	-	(22)
Counterparty netting	-	-	-	(709)	709
Total	$22,200	$75,398	$97,598	$3,186	($1,058)

1Includes cross-currency interest rate swaps and currency basis swaps.
2Excludes a credit valuation adjustment of $22 million at December 31, 2008.
3Excludes our own non-performance credit valuation adjustment of $72 million at December 31, 2008.

 OFF-BALANCE SHEET ARRANGEMENTS

Securitization Funding

A description of our securitization funding strategies is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” in our Form 10-K/A under “Off-Balance Sheet Arrangements”.

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates.  Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” in our Form 10-K/A under “Off-Balance Sheet Arrangements”.  While the majority of these credit facilities and financing arrangements is secured, approximately 1 percent of our lending commitments at December 31, 2008 were unsecured.  In addition to these lending commitments, we have also extended $10.3 billion and $9.2 billion of wholesale financing lines not considered to be contractual commitments at December 31 and March 31, 2008, respectively, of which $7.0 billion and $6.8 billion were outstanding at December 31 and March 31, 2008, respectively.

Indemnification

Refer to Note 10 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

NEW ACCOUNTING STANDARDS

Refer to Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies and use of estimates are integral to understanding our results of operations and financial condition, because certain accounting policies require that we use estimates and assumptions that may affect the value of our assets or liabilities and financial results. These policies and estimates are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. We believe our estimates for determining the valuation of our assets and liabilities are appropriate.  In addition to the accounting estimates set forth in “Critical Accounting Estimates” of our Form 10-K/A, the following is a brief description of a critical accounting estimate involving significant valuation judgments.

Fair value of financial instruments

A portion of our assets and liabilities is carried at fair value, including available-for-sale securities and derivatives.  At December 31, 2008, $6.7 billion of our assets, and $1.5 billion of our liabilities were recorded at fair value on a recurring basis.

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

During the third quarter of fiscal 2009, no material changes were made to the valuation models. For a description of the assets and liabilities carried at fair value and the controls over valuation, refer to Note 2 - Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended, as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2008 due to the material weaknesses identified and described below.

Material Weaknesses

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses existed in our internal control over financial reporting at December 31, 2008. We did not maintain effective controls over processes to accurately record certain of our derivatives and the related interest expense.  We also did not maintain effective controls over processes to accurately record certain of our debt and related interest expense.  While the errors identified in our restatement were different in nature, we have determined that the lack of effective monitoring of the manual processes associated with these controls contributed to these material weaknesses.  The deficiencies resulted in errors in the aforementioned accounts that were not prevented or detected on a timely basis and resulted in restatements of the financial statements for fiscal years ended March 31, 2008, 2007 and 2006, including each of the quarterly periods in fiscal years ended March 31, 2008 and 2007.  In addition, each of these deficiencies described above could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, our management determined that each of these deficiencies constitutes a material weakness.

Remediation Plan for Material Weaknesses in Internal Controls over Financial Reporting

We have examined our current process for recording transactions that resulted in the aforementioned errors and other transactions entered into related to debt and derivative accounting.  During the quarter ended September 30, 2008, we began a process of enhancing our procedures and controls around certain manual processes associated with our debt and derivative accounting.  During the quarter ended December 31, 2008, we continued to strengthen these internal controls to ensure that our financial results are recorded in compliance with U.S. GAAP.  The actions we have taken to mitigate the control risk in this area include: reorganizing organizational responsibilities to provide for enhanced review of debt and derivatives accounting; establishing new analytical procedures designed to identify potential errors; re-designing spreadsheets that support the debt and derivatives accounting process to provide for greater transparency and ease of review; and establishing additional data integrity review procedures for the valuation of debt and derivatives and the related accounting entries and disclosures.  During the third quarter, we continued to refine the operational effectiveness of these controls and are currently in the testing phase.  Additionally, with regards to the determination of market values on our derivative portfolio, we continue to evaluate and strengthen our controls around the accuracy of the inputs used to determine derivative values as well as institute additional monitoring controls.  During the quarter ended December 31, 2008, we made organizational changes to centrally locate valuation responsibility and expertise.

Changes in Internal Control over Financial Reporting

As discussed above, there were changes in our internal control over financial reporting associated with our remediation efforts during the quarter ended December 31, 2008 that have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

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

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that the Company's post-repossession notice failed to comply with the Reese-Levering Automobile Sales Finance Act of California ("Reese-Levering").  An additional cross-complaint alleging a class action in the Superior Court of California San Francisco County, Aquilar and Smith v. Toyota Motor Credit Corporation, filed in February 2008, contains similar allegations claiming that the Company's post-repossession notices failed to comply with Reese-Levering.  The plaintiffs are seeking injunctive relief, restitution and/or disgorgement, as well as damages in the Aquilar matter.  In May 2008, the Garcia and Aquilar cases (“Garcia Cases”) were consolidated in Stanislaus County as they present nearly identical questions of law and fact.  A complaint alleging a class action in the Superior Court of California San Diego County, McNess v. Toyota Motor Credit Corporation, filed in September 2008, contains similar allegations claiming that the Company’s post-repossession notice failed to comply with Reese-Levering.  An additional complaint alleging a class action in the Superior Court of California, Los Angeles County, Smith v. Toyota Motor Credit Corporation, filed in December 2008, also contains similar allegations claiming that the Company’s post repossession notice failed to comply with Reese-Levering.  The plaintiffs in the McNess and Smith cases are seeking injunctive relief and restitution.  The Company intends to seek consolidation of the McNess and Smith cases with the Garcia Cases as they present nearly identical questions of law and fact.  The Company believes that it has strong defenses to these claims.

ITEM 1A.   RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

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

See Exhibit Index on page 68.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 9, 2009	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2009	By /S/ CHRIS BALLINGER

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