Form 10-Q/A
period 2009-03-10
TOYOTA MOTOR CREDIT CORP
filed 2009-03-10
CIK 834071

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

EXPLANATORY NOTE

Toyota Motor Credit Corporation (the “Company”) is filing this Amendment to its quarterly report on Form 10-Q for the quarterly period ended September 30, 2008 to correct the certifications filed as Exhibits 31.1 and 31.2 by amending paragraph 4 to reflect the certifications actually signed by the Chief Executive Officer and Chief Financial Officer at the time of filing the original Form 10-Q.

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

I, Chris Ballinger, certify that:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

In connection with the Quarterly Report of Toyota Motor Credit Corporation (the "Company") on Form 10-Q/A for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George E. Borst, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

In connection with the Quarterly Report of Toyota Motor Credit Corporation (the "Company") on Form 10-Q/A for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Chris Ballinger, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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