Form 10-K
period 2009-03-31
TOYOTA MOTOR CREDIT CORP
filed 2009-06-16
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission file number 1-9961

TOYOTA MOTOR CREDIT CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3775816 (I.R.S. Employer Identification No.)

19001 S. Western Avenue Torrance, California (Address of principal executive offices)	90501 (Zip Code)

Registrant's telephone number, including area code:       (310) 468-1310
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Medium-Term Notes, Series B, CPI Linked Notes Stated Maturity Date June 18, 2018	New York Stock Exchange

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
Yes   ☒   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☒   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   __                                                                                 Accelerated filer   __

Non-accelerated filer    ☒  (Do not check if a smaller reporting company)      Smaller reporting company  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __    No  ☒

As of May 31, 2009, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Documents incorporated by reference:                                                                None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-K
For the fiscal year ended March 31, 2009

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

We provide a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers in the United States (excluding Hawaii) (the “U.S.”) and the Commonwealth of Puerto Rico.  We also provide finance products to commercial and industrial equipment dealers (“industrial equipment dealers”) and their customers.  Our products fall primarily into the following finance and insurance product categories:

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

We support growth in earning assets through funding obtained primarily in the global wholesale capital markets as well as funds provided by investing and operating activities.  Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our funding activities.

We primarily acquire and service finance, lease, and insurance contracts from vehicle dealers through 30 dealer sales and services offices (“DSSOs”) and three regional customer service centers (“CSCs”) located throughout the U.S. and from industrial equipment dealers through a corporate department located at our headquarters in Torrance, California.  The DSSOs primarily support vehicle dealer financing needs by providing services such as acquiring finance and lease contracts from vehicle dealers, financing inventories, and financing other dealer activities and requirements such as business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  The DSSOs also provide support for our insurance products sold in the U.S.  The CSCs support customer account servicing functions such as collections, lease terminations, and administration of retail and lease customer accounts.  The Central region CSC also supports insurance operations by providing customer service and processing claims.

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

Seasonality

Revenues generated by receivables we own are generally not subject to seasonal variations.  Although financing volume is subject to a certain degree of seasonality, this seasonality does not have a significant impact on revenues as collections, generally in the form of fixed payments, occur over the course of several years.  We are subject to seasonal variations in credit losses, which are typically higher in the first and fourth calendar quarters of the year.

Geographic Distribution of Operations

As of March 31, 2009, approximately 22 percent of managed vehicle retail and lease assets were located in California, 10 percent in Texas, 7 percent in New York and 6 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

FINANCE OPERATIONS

We provide retail financing, leasing, dealer financing, and certain other financial products and services to authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchised dealers and their customers in the U.S. and the Commonwealth of Puerto Rico. We also offer financing for various industrial and commercial products such as forklifts and light and medium-duty trucks.  Gross revenues related to transactions with industrial equipment dealers contributed 3 percent to total gross revenues in the fiscal years ended March 31, 2009 (“fiscal 2009”), 2008 and 2007.

The table below summarizes our financing revenues, net of depreciation by primary product.

	Years ended March 31,
	2009	2008	2007
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	16%	23%	24%
Retail financing[1]	72%	64%	62%
Dealer financing	12%	13%	14%
Financing revenues, net of depreciation	100%	100%	100%

1 Includes direct finance lease revenues.

Retail and Lease Financing

Pricing

We utilize a tiered pricing program for retail and lease contracts.  The program matches contract interest rates with customer risk as defined by credit bureau scores and other factors for a range of price/risk combinations.  Each application is assigned a credit tier.  Rates vary based on credit tier, term, and collateral, including whether a new or used vehicle is financed.  We review and adjust interest rates based on competitive and economic factors and distribute the rates by tier, to our dealers.

Underwriting

We acquire new and used vehicle and industrial equipment finance and lease contracts primarily from Toyota and Lexus vehicle dealers and industrial equipment dealers.  Dealers transmit customer credit applications electronically through our online system for contract acquisition.  The customer may submit a credit application directly to our website, in which case, the credit application is sent to the dealer of the customers’ choice or to a dealer that is near the customers’ residence.  We use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Factors used by the credit scoring system (based on the applicant’s credit history) include the applicant’s ability to pay, debt ratios, employment status, and amount financed relative to the value of the vehicle.  Upon receipt of the credit application, our origination system automatically requests a credit bureau report from one of the major credit bureaus.

Credit applications are subject to systematic evaluation.  Our origination system evaluates each credit application to determine if it qualifies for auto-decisioning.  The system distinguishes this type of applicant by specific requirements and approves the application without manual intervention.  The origination system is programmed to review selected factors of the application such as debt-to-income ratios and credit scores.  Typically the highest quality credit applications are approved automatically.  The automated approval process approves only the applicant’s credit eligibility.

Credit analysts (located at the DSSOs) approve or reject all credit applications that do not qualify for auto-decisioning.  A credit analyst approves or rejects credit applications based on an applicant’s creditworthiness and projected ability to meet the monthly obligation, which are derived from the amount financed, the term, and the assigned contractual interest rate.  Our proprietary scoring system assists the credit analyst in the credit review process.

Completion of the financing process is dependent upon whether the transaction is an installment loan or lease arrangement.  For an installment loan transaction, we acquire the retail finance contract and a security interest in the vehicle or industrial equipment.  For a leasing arrangement, we acquire the lease contracts and concurrently assume ownership of the leased vehicles or industrial equipment.  We view our lease arrangements, including our operating leases, as financing transactions as we do not re-lease the vehicle or equipment upon default or lease termination.

We regularly review and analyze our retail and lease portfolio to evaluate the effectiveness of our underwriting guidelines and purchasing criteria.  If external economic factors, credit loss or delinquency experience, market conditions or other factors change, we may adjust our underwriting guidelines and purchasing criteria.

Subvention

In partnership with our affiliates Toyota Motor Sales, U.S.A., Inc. (“TMS”), Toyota Material Handling, U.S.A., Inc. (“TMHU”), and Hino Motor Sales, U.S.A., Inc. (“HINO”), we may offer special promotional rates, which we refer to as subvention programs.  These promotional rates are typically lower than our standard rates.  These affiliates pay us the majority of the difference between the standard rate and the promotional rate.  Amounts received in connection with these programs contribute to the amounts we require to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on our affiliates’ marketing strategies, economic conditions, and volume of vehicle sales.  Subvention amounts received vary based on the mix of Toyota and Lexus vehicles and timing of programs.  We defer the payment and recognize it as a yield adjustment for retail contracts and as rental income for lease contracts over the life of the contract.  A large portion of our retail and lease contracts is subvened.

Servicing

Our CSCs are responsible for servicing the vehicle retail and lease contracts.  A centralized department monitors bankruptcy administration, post-charge-off, and recovery.  A centralized collection department manages the remediation (if applicable) and liquidation of each retail and lease contract.   Our industrial equipment retail and lease contracts are serviced at a centralized facility.

We use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods.  When contracts are acquired we perfect our security interests in the financed retail vehicles and industrial equipment through state department of motor vehicles (or equivalent) certificate of title filings or through Uniform Commercial Code (“UCC”) filings as appropriate.  We have the right to repossess the assets if customers fail to meet contractual obligations and the right to enforce collection actions against the obligors under the contracts.

We use an on-line collection and auto dialer system that prioritizes collections efforts, generates past due notices, and signals our collections personnel to make telephone contact with delinquent customers.  Collection efforts are based on behavioral scoring models (which analyze borrowers’ past payment performance, vehicle valuation and credit scores to predict future payment behavior).  We generally determine whether to commence repossession efforts after an account is 60 days past due. Repossessed vehicles are held in inventory to comply with statutory requirements and then sold at private auctions, unless public auctions are required by applicable law.  Any unpaid amounts remaining after sale or after full charge off are pursued by us to the extent practical and legally permissible.  Collections of deficiencies are administered at a centralized facility.  Our policy is to charge off a retail or lease contract as soon as disposition of the vehicle has been completed and sales proceeds have been received, but we may in some circumstances charge-off a retail or lease contract prior to repossession.  When repossession and disposition of the collateral has not been completed, our policy is to charge off as soon as we determine that the vehicle cannot be recovered, but not later than when the contract is 150 days contractually delinquent.

We may, in accordance with our customary servicing procedures, waive any prepayment charge, late payment charge, or any other fees that may be collected in the ordinary course of servicing the retail and lease account.   In addition, we may defer a customer’s obligation to make a payment by extending the contract term.

Substantially all of our retail financing and leasing transactions are non-recourse to the vehicle and industrial equipment dealers, which relieves the vehicle and industrial equipment dealers from financial responsibility in the event of repossession.

We may experience a higher risk of loss if customers fail to maintain required insurance coverage.  The terms of our retail financing programs require customers to maintain physical damage insurance covering loss or damage to the financed vehicle or industrial equipment in an amount not less than the full value of the vehicle or equipment.  We currently do not monitor ongoing insurance compliance as part of our customary servicing procedures for retail accounts.  The terms of each receivable allow, but do not require, us to obtain any such coverage on behalf of the customer.  In accordance with our normal servicing procedures, we do not obtain insurance coverage on behalf of the customer.  Our vehicle lease contracts require lessees to maintain minimum liability insurance and physical damage insurance covering loss or damage to the leased vehicle in an amount not less than the full value of the vehicle.

Toyota Lease Trust, a Delaware business trust (the “Titling Trust”), acts as lessor and holds title to leased vehicles in specified states.  This arrangement was established to facilitate lease securitization.  We service lease contracts acquired by the Titling Trust from Toyota and Lexus vehicle dealers in the same manner as lease contracts owned directly by us.  We hold an undivided trust interest in lease contracts owned by the Titling Trust, and these lease contracts are included in our lease assets.

Remarketing

We are responsible for the residual value of the leased asset if the lessee, vehicle dealer, or industrial equipment dealer does not purchase the asset at lease maturity.  At the end of the lease term, the lessee may purchase the leased asset at the contractual residual value or return the leased asset to the vehicle or industrial equipment dealer.  If the leased asset is returned to the vehicle or industrial equipment dealer, the vehicle or industrial equipment dealer may purchase the leased asset or return it to us.

In order to minimize losses at lease maturity, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on used vehicles and industrial equipment sold at lease termination.  We use various channels to sell vehicles returned at lease end, and repossessed vehicles, including the Dealer Direct program (“Dealer Direct”) and physical auctions.

The goal of Dealer Direct is to increase vehicle dealer purchases of off-lease vehicles thereby reducing the disposition costs of such vehicles.  Through Dealer Direct, the vehicle dealer accepting return of the leased vehicle (the “grounding dealer”) has the option to purchase the vehicle at the contractual residual value, purchase the vehicle at an assessed market value, or return the vehicle to us.  Vehicles not purchased by the grounding dealer are made available to all Toyota and Lexus vehicle dealers through the Dealer Direct online auction.  Vehicles not purchased through Dealer Direct are sold at physical vehicle auction sites throughout the country.  Where necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction.  Additionally, we redistribute vehicles geographically to minimize oversupply in any location.

Industrial equipment returned by the lessee or industrial equipment dealer is sold through authorized Toyota industrial equipment dealers or wholesalers using an auction process.

Dealer Financing

Dealer financing is comprised of wholesale financing and other financing options designed to meet dealer business needs.

Wholesale Financing

We provide wholesale financing, also referred to as floorplan financing, to vehicle and industrial equipment dealers for inventories of new and used Toyota, Lexus, and other vehicles and industrial equipment.  We acquire a security interest in vehicles financed at wholesale, which we perfect through UCC filings, and these financings may be backed by corporate or individual guarantees from, or on behalf of, participating vehicle and industrial equipment dealers, dealer groups, or dealer principals.  In the event of vehicle or industrial equipment dealer default under a wholesale loan arrangement, we have the right to liquidate assets in which we have a perfected security interest and to seek legal remedies pursuant to the wholesale loan agreement and any applicable guarantees.

TMCC and TMS have entered into a repurchase agreement pursuant to which TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC also entered into similar agreements with TMHU, HINO, and other domestic and import manufacturers.  TMHU is the primary distributor of Toyota forklifts in the U.S., and HINO is the exclusive U.S. distributor of commercial trucks manufactured by Hino Motors Ltd. of Japan.

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

Before establishing a wholesale line or other dealer financing arrangement, we perform a credit analysis of the dealer. During this analysis, we:
•	Review credit reports and financial statements and may obtain bank references;
•	Evaluate the dealer’s financial condition; and
•	Assess the dealer’s operations and management.
On the basis of this analysis, we may approve the issuance of a credit line and determine the appropriate size.

As part of our monitoring processes, we require all dealers to submit monthly financial statements.  We also perform periodic physical audits of vehicle inventory as well as monitor dealer inventory financing payoffs to identify possible risks.

INSURANCE OPERATIONS

TMCC markets its insurance products through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly-owned subsidiary. TMIS and its insurance company subsidiaries’ principal activities include marketing, underwriting, and claims administration related to covering certain risks of Toyota, Lexus, and other domestic and import franchise dealers and their customers.  TMIS’ primary business consists of issuing vehicle service and maintenance contracts and guaranteed auto protection agreements sold to customers by or through Toyota and Lexus vehicle dealers, and certain other domestic or import vehicle dealers in the U.S.  TMIS also obtains a portion of vehicle service contract business by providing TMS insurance coverage on certified Toyota and Lexus pre-owned vehicles. TMIS also provides other coverage and related administrative services to our affiliates.

Changes in the volume of vehicle sales, vehicle dealers’ utilization of programs offered by TMIS, or the level of coverage purchased by affiliates could materially impact the level of TMIS operations.  Gross revenues from insurance operations comprised 4 percent, 6 percent, and 7 percent of total gross revenues for fiscal 2009, 2008, and 2007, respectively.

Products and Services

Vehicle service agreements offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  Vehicle service agreement coverage is available on Toyota and Lexus vehicles and other domestic and import vehicles.  Coverage on certified pre-owned vehicles is offered on Toyota and Lexus vehicles only.  TMIS provides prepaid maintenance programs covering Toyota, Lexus and certain other domestic and import vehicles.  Guaranteed auto protection insurance, or debt cancellation agreements, provides coverage for a lease or retail contract deficiency balance in the event of a total loss of the covered vehicle.

TMIS, through its wholly-owned subsidiary, provides insurance to TMCC covering Toyota, Lexus, and certain other domestic and import vehicle dealers’ inventory financed by TMCC.  TMIS obtains reinsurance on the inventory insurance policy covering the excess of certain dollar maximums per occurrence and in the aggregate.  Through reinsurance, TMIS limits its exposure to losses by obtaining the right to reimbursement from the assuming company for the reinsured portion of losses.

TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.

RELATIONSHIPS WITH AFFILIATES

Our business is substantially dependent upon the sale of Toyota and Lexus vehicles and our ability to offer competitive financing and insurance products in the U.S.  TMS is the primary distributor of Toyota and Lexus vehicles in the U.S.  Automobiles and light trucks sold by TMS totaled 2.0 million units during fiscal 2009 compared to 2.6 million units during both fiscal 2008 and fiscal 2007.  Toyota and Lexus vehicles accounted for approximately 17 percent of all retail automobile and light duty truck unit sales volume in the U.S. during fiscal 2009, compared to 16 percent during both fiscal 2008 and 2007.

Certain lease and retail financing programs we have offered on vehicles and industrial equipment are subvened by our affiliates.  TMS sponsors subvention programs on certain new and used Toyota and Lexus vehicles that result in reduced scheduled payments to qualified retail and lease customers.  Reduced scheduled payments on certain Toyota industrial equipment to qualified lease and retail financing customers are subvened by various affiliates.   The level of subvention program activity varies based on our affiliates’ marketing strategies, economic conditions, and volume of vehicle sales, while subvention amounts received vary based on the mix of Toyota and Lexus vehicles and timing of programs.

TMCC and TMS are parties to a Shared Services Agreement which covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided between the companies.  TMCC and TMS are also parties to a Repurchase Agreement, which provides that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC is also a party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  TMCC and Toyota Financial Savings Bank, a Nevada industrial loan company owned by TFSA, are parties to a master shared services agreement under which TMCC and the bank provide certain services to each other.

Our employees are generally eligible to participate in the TMS pension plan, the Toyota Savings Plan sponsored by TMS, and various health and life and other post-retirement benefits sponsored by TMS, as discussed further in Note 13 – Pension and Other Benefit Plans of the Notes to Consolidated Financial Statements.

Credit support agreements exist between us and TFSC and between TFSC and TMC.  These agreements are further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources”.

During the fourth quarter of fiscal 2009, TFSC and TMCC entered into a conduit finance agreement under which TFSC passes along to TMCC certain funds that TFSC receives from other financial institutions solely for the benefit of TMCC. At March 31, 2009, $2.0 billion were outstanding under the agreement.

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

See Note 16 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

COMPETITION

We operate in a highly competitive environment and compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, and finance companies.  To a lesser extent, we compete with other automobile manufacturers’ affiliated finance companies that actively seek to purchase retail consumer contracts through Toyota and Lexus dealers. We compete with national and regional commercial banks and other automobile manufacturers’ affiliated finance companies for dealer financing.  No single competitor is dominant in the industry.  We compete primarily through service quality, our relationship with TMS, and financing rates.  We seek to provide exceptional customer service and competitive financing programs to our vehicle and industrial equipment dealers and to their customers. Our affiliation with TMS is an advantage in providing Toyota and Lexus financing for purchases or leases of Toyota and Lexus vehicles.

Competition for the principal products and services provided through our insurance operations is primarily from national and regional independent service contract providers.  We compete primarily through service quality, our relationship with TMS, and pricing.  We seek to offer our vehicle dealers competitively priced products and excellent customer service.  Our affiliation with TMS provides an advantage in selling our products and services.

REGULATORY ENVIRONMENT

Our finance and insurance operations are regulated under both federal and state law.  We are governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth in Lending Act, Truth in Leasing Act, the Fair Credit Reporting Act, and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act.  The Equal Credit Opportunity Act is designed to prevent credit discrimination on the basis of certain protected classes and requires specified credit decisioning notices.  The Truth in Lending Act and Truth in Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.  The Fair Credit Reporting Act imposes restrictions on our use of credit reports and the reporting of data to credit reporting agencies, credit decisioning notification requirements and identity theft prevention requirements. Federal privacy and data security laws place restrictions on our use and sharing of consumer data, impose privacy notice requirements, give consumers the right to opt out of certain uses and sharing of their data and impose safeguarding rules regarding the maintenance, storage, transmission and destruction of consumer data. Federal law also requires us to follow processes to help ensure that our customers, vendors and employees do not appear on lists produced by the Office of Foreign Assets Control. These lists name individuals, businesses and governments suspected of engaging in terrorist and other illegal activities.

A majority of states (as well as the Commonwealth of Puerto Rico) have enacted legislation establishing licensing requirements to conduct retail and other finance and insurance activities.  Most states also impose limits on the maximum rate of finance charges.  In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on our operations in these states if we were unable to pass on increased interest costs to our customers.  Some state and federal laws impose rate and other restrictions on credit transactions with customers in active military status.  A federal legislative proposal, if adopted, would extend similar rate restrictions on credit transactions with all consumers.

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

In addition, state laws differ as to whether anyone suffering injury to person or property involving a leased vehicle may bring an action against the owner of the vehicle merely by virtue of that ownership.  To the extent that applicable state law permits such an action, we may be subject to liability to such an injured party.  However, the laws of most states either do not permit such suits or limit the lessor’s liability to the amount of any liability insurance that state law required or permitted the lessee to maintain.

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

Our insurance operations are subject to state insurance regulations and licensing requirements.  State laws vary with respect to which products are regulated and what types of corporate licenses and filings are required to offer certain products and services.  Insurance company subsidiaries must be appropriately licensed in certain states in which they conduct business and must maintain minimum capital requirements as determined by their state of domicile.  Failure to comply with these state requirements could have an adverse effect on insurance operations in a particular state.  We actively monitor applicable laws and regulations in each state in order to maintain compliance.

As a registrant with the SEC under the Securities Exchange Act of 1934, as amended, we are subject to various federal securities laws and regulations.  As an issuer of debt listed on the New York Stock Exchange, we are also subject to applicable rules of the exchange.  In addition, we are subject to securities laws and regulations and stock exchange requirements in the foreign countries in which we obtain debt funding or maintain listings.

We continually review our operations for compliance with applicable laws.  Future administrative rulings, judicial decisions, and legislation may require modification of our business practices, and procedures.

EMPLOYEE RELATIONS

At April 30, 2009, we had approximately 3,300 full-time employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

ITEM 1A.   RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact on our financial condition and operating results.

Factors Affecting Earnings and Impact of Current Economic Conditions

Our earnings are affected by a variety of factors, including changes in the overall market for retail financing, leasing or dealer financing, rates of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rates of default by our customers, changes in the U.S. and international wholesale capital funding markets, the used vehicle market, levels of operating and administrative expenses (including, but not limited to, personnel costs) and technology costs, general economic conditions in the U.S., inflation, fiscal and monetary policies in the U.S. and other countries in which we issue debt and other factors.   Further, a significant and sustained increase in fuel prices could lead to diminished new and used vehicle purchases, thereby reducing the demand for automotive retail and wholesale financing.

The current downturn in economic conditions in the U.S. has resulted in increased unemployment rates, and increased consumer and commercial bankruptcy filings. These conditions have negatively affected household incomes and have decreased demand for our financing products and increased our delinquencies and losses.  In addition, because our credit exposures are generally collateralized, the severity of losses has been particularly affected by the decline in used vehicle prices.  Vehicle and industrial equipment dealers have also been impacted by the current economic downturn, which in turn has increased the risk of default of certain dealers within our portfolio.

In addition, during fiscal 2009, capital and credit markets experienced extreme levels of volatility and disruption. If these levels of market disruption and volatility were to recur at the same levels or worsen, there can be no assurance that we will continue to have access to the capital markets in a similar manner and at a similar cost as we have had in the past. These market developments could also have an adverse effect on our business, financial condition and operating results by increasing the rates we charge to our customers and dealers, thereby affecting our competitive position.

Sales of Toyota and Lexus Vehicles

Our business is substantially dependent upon the sale of Toyota and Lexus vehicles and our ability to offer competitive financing and insurance products in the U.S.  TMS is the primary distributor of Toyota and Lexus vehicles in the U.S.  TMS also sponsors subvention programs offered by us in the U.S. on certain new and used Toyota and Lexus vehicles. The level of subvention varies based on TMS’ marketing strategies, economic conditions and volume of vehicle sales.  Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, economic conditions, changes in the level of TMS sponsored subvention programs, increased competition, or changes in pricing of imported units due to currency fluctuations or other events would impact the level of our financing volume, insurance volume and results of operations.

Credit Support and Credit Ratings

Our credit ratings depend, in large part, on the existence of the credit support arrangements with TFSC and TMC and on the financial condition and operating results of TMC.  If these arrangements (or replacement arrangements acceptable to the rating agencies) are not available to us, or if the credit ratings of the credit support providers were lowered, our credit ratings would be adversely impacted. The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security or obligation.

In February 2009, Moody’s Investors Service downgraded to Aa1 (negative outlook) from Aaa the senior unsecured long term rating of TMC and its supported subsidiaries, including TFSC and TMCC.  In addition, Standard and Poor’s Ratings Services lowered to AA+ (negative outlook) from AAA its long term corporate credit ratings of TMC and related entities, including TFSC and TMCC, and in May, further lowered its ratings to AA (negative outlook).  Further downgrades could result in higher borrowing costs as well as reduced access to capital markets.  In addition, depending on the level of the downgrade, we may be required to post an increased amount of cash collateral under certain of our derivatives agreements.  These factors would have a negative impact on our competitive position, profitability and financial condition.

Residual Value Risk

We are exposed to risk of loss on the disposition of leased vehicles and industrial equipment to the extent that sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception.  To the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing, is less than the expected residual value for the vehicle at lease inception, we incur a loss at vehicle disposal which is recorded as depreciation expense.  Among other factors, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota and Lexus product introductions, competitive actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles.  Differences between the actual residual values realized on leased vehicles and our estimates of such values at lease inception could have a negative impact on our profitability and financial condition, due to our recognition of higher-than-anticipated losses recorded as depreciation expense in the Consolidated Statement of Income.

Credit Risk

Credit risk is the risk of loss arising from the failure of a customer or dealer to meet the terms of any contract with us or otherwise fail to perform as agreed.  The level of credit risk on our retail and lease portfolios is influenced primarily by two factors: the total number of contracts that experience default (“frequency of occurrence”) and the amount of loss per occurrence (“loss severity”), which in turn are influenced by various economic factors, the used vehicle market, purchase quality mix, contract term length, and operational changes as discussed below.

The level of credit risk on our dealer financing portfolio is influenced primarily by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and other economic factors.  The financial strength of dealers within our portfolio is influenced by general macroeconomic conditions, the overall demand for new and used vehicles, the financial condition of automotive manufacturers and the going concern issues of the domestic automotive manufacturers, among other factors.   An increase in credit risk would increase our provision for credit losses, which would have a negative impact on our profitability and financial condition.

The current downturn in economic conditions in the U.S. has increased the risk that a customer or dealer may not meet the terms of a finance contract with us or may otherwise fail to perform as agreed.  The weak economic environment has affected some of our customers’ ability to make their scheduled payments resulting in higher delinquencies, repossessions and losses. There can be no assurance that our monitoring of credit risk and our efforts to mitigate credit risk are or will be sufficient to prevent an adverse effect on our profitability and financial condition.

Risk Relating to Non-Toyota/Lexus Dealers

We provide financing for some dealerships which sell products not distributed by TMS or one of its affiliates.  A significant adverse change, such as a restructuring or bankruptcy of automobile manufacturers other than Toyota may increase the risk that these dealers may default on their loans with us.  Subsequent to March 31, 2009, both General Motors Corporation (“GM”) and Chrysler LLC (“Chrysler”) filed for bankruptcy.  As of March 31, 2009, loans to non-Toyota/Lexus dealers represented 3% of our total earning assets for the dealer and consumer portfolios combined.  Of this amount, loans to dealers associated with the domestic automotive manufacturers, including GM and Chrysler, represented less than 1% of total earning assets.

Liquidity Risk

Liquidity risk is the risk arising from our inability to meet obligations when they come due in a timely manner.  Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in the event of adverse market conditions.   An inability to meet obligations when they come due in a timely manner would have a negative impact on our ability to refinance maturing debt and fund new asset growth and would have an adverse effect on our profitability and financial condition.

Market Risk

Market risk is the risk that changes in market interest rates or prices will negatively affect our income and capital.  The capital and credit markets have been experiencing volatility and disruption.  A portion of our issuances of debt securities during fiscal 2009 has included spreads above benchmark rates that are greater than those on similar issuances during prior fiscal years.  These market developments could have an adverse effect on our business, financial condition and operating results by increasing the rates we charge to our customers and dealers, thereby affecting our competitive position.  Market risk also includes the risk that securities in our investment portfolio could lose value, resulting in losses realized upon sale of the securities or unrealized losses recorded in equity.

Operational Risk

Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes, systems or internal controls, theft, fraud, or natural disaster.  Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, inappropriate behavior of or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements.  These events can potentially result in financial losses or other damage to us, including damage to our reputation.

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

In order to monitor and manage operational risk, we maintain a framework of internal controls designed to provide a sound and well-controlled operating environment. However, due to the complexity of our business and the challenges inherent in implementing control structures across large organizations, control issues could be identified in the future that could have a material effect on our operations.

Counterparty Credit Risk

Counterparty credit risk is the risk that a counterparty may fail to perform on its contractual obligations.  Our ability to engage in routine debt and derivatives transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial institutions are interrelated as a result of trading, clearing, lending and other relationships.  In the current economic environment, we are subject to the risk that we may not be able to draw down sufficient funds from our credit facilities, if needed, due to the financial condition of some or all of the lenders.  We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including derivative contracts.  Many of these transactions expose us to credit risk in the event of default of our counterparty.  There is no assurance that any such losses would not materially and adversely affect our profitability or financial condition.

Competition

We operate in a highly competitive environment.  Increases in competitive pressures could have an adverse impact on our contract volume, market share, revenues, and margins.  Further, the financial condition and viability of our competitors and peers may have an impact on the financial services industry in which we operate, resulting in changes in the demand for our products and services.  The availability of certain federal government funding programs, such as the Troubled Asset Relief Program or the Temporary Liquidity Guarantee Program, which are not available to us have provided a competitive advantage to eligible lending institutions by lowering their funding costs.  This could have an adverse impact on our profitability and the volume of our business.

Insurance Reserves

Our insurance subsidiary is subject to the risk of loss if our reserves for unearned premium and service revenues on unexpired policies and agreements in force are not sufficient.  Using historical loss experience as a basis for recognizing revenue over the term of the contract or policy may result in the timing of revenue recognition varying materially from the actual loss development.  Our insurance subsidiary is also subject to the risk of loss if our reserves for reported losses, losses incurred but not reported, and loss adjustment expenses are not sufficient.  Because we use estimates in establishing reserves, actual losses may vary from amounts established in earlier periods.

Reinsurance Credit Risk

Reinsurance credit risk is the risk that a reinsurer providing reinsurance coverage to our insurance subsidiary will be unable to meet its obligations under the agreement.  The failure of a reinsurer to meet its obligations could result in losses to our insurance subsidiary.

Regulatory Risk

Regulatory risk includes risk arising from failure to comply with applicable regulatory requirements and risk of liability and other costs imposed under various laws and regulations, including changes in applicable law, regulation and regulatory guidance.

As a provider of finance, insurance and other payment and vehicle protection products, we operate in a highly regulated environment. We are subject to licensing requirements at the state level and to laws, regulation and examination at the state and federal levels. We hold lending, leasing and insurance licenses in the various states in which we do business. We are obligated to comply with periodic reporting requirements and to submit to regular examinations as a condition of maintenance of our licenses and the offering of our products and services. We must comply with laws that regulate our business, including in the areas of marketing, analytics, origination, collection and servicing.

Due to the current economic and political environment, we and other financial institutions face the prospect of increased regulation and regulatory scrutiny.  The financial services industry is likely to see increased disclosure obligations and restrictions on pricing and enforcement remedies.

Compliance with applicable law is costly and can affect profitability. Compliance requires forms, processes, procedures, controls and the infrastructure to support these requirements. Compliance may create operational constraints and place limits on pricing. Laws in the financial services industry are designed primarily for the protection of consumers.  The failure to comply could result in significant statutory civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses and damage to our reputation and brand and valued customer relationships.

Risk of Catastrophes

Our business is exposed to the risk of catastrophes, including natural events, such as hurricanes, tornados, earthquakes and fires, and other events, such as explosions, terrorist attacks, and riots.  The incidence and severity of catastrophes and severe weather conditions are inherently unpredictable.  These events may adversely affect consumer spending or customers’ ability to meet their financial obligations and may otherwise adversely affect our business, earnings, or financial condition.

Concentration of Customer Risk

We are exposed to customer concentration risk in California, Texas, New York and New Jersey.  Factors adversely affecting the economies and applicable laws in these states could have an adverse effect on our consolidated financial condition and results of operations.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments to report.

ITEM 2.   PROPERTIES

Our finance and insurance headquarters operations are located in Torrance, California, and our facilities are leased from TMS.

Field operations for both finance and insurance are located in three CSC’s, three regional management offices, and 30 DSSO’s in cities throughout the U.S.  Two of the DSSOs share premises with the regional customer services centers.  All three of the regional management offices share premises with DSSO offices.  The Central region CSC is located in Cedar Rapids, Iowa, and is leased from TMS.  The Western region CSC is located in Chandler, Arizona.  The Eastern region CSC is located in Owings Mills, Maryland.  We also have offices in the Commonwealth of Puerto Rico.  All premises are occupied under lease.

We believe that our properties are suitable to meet the requirements of our business.

ITEM 3.   LEGAL PROCEEDINGS

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims.  However, based on information currently available and established reserves, we expect that the ultimate liability resulting from these claims will not have a material adverse effect on our consolidated financial statements.  We caution that the eventual development, outcome and cost of legal proceedings are by their nature uncertain and subject to many factors, including but not limited to, the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability from existing litigation.

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that TMCC's post-repossession notice failed to comply with the Reese-Levering Automobile Sales Finance Act of California ("Reese-Levering").  An additional cross-complaint alleging a class action in the Superior Court of California San Francisco County, Aquilar and Smith v. Toyota Motor Credit Corporation, filed in February 2008, contains similar allegations claiming that TMCC's post-repossession notices failed to comply with Reese-Levering.  The plaintiffs are seeking injunctive relief, restitution and/or disgorgement, as well as damages in the Aquilar matter.  In May 2008, the Garcia and Aquilar cases (“Garcia Cases”) were consolidated in Stanislaus County as they present nearly identical questions of law and fact.  A complaint alleging a class action in the Superior Court of California San Diego County, McNess v. Toyota Motor Credit Corporation, filed in September 2008, contains similar allegations claiming that TMCC’s post-repossession notice failed to comply with Reese-Levering.  An additional complaint alleging a class action in the Superior Court of California, Los Angeles County, Smith v. Toyota Motor Credit Corporation, filed in December 2008, also contains similar allegations claiming that TMCC’s post repossession notice failed to comply with Reese-Levering.   The plaintiffs in the McNess and Smith cases

are seeking injunctive relief and restitution.  The McNess and Smith cases were consolidated with the Garcia Cases in November 2008 and January 2009, respectively, as they present nearly identical questions of law and fact.  A First Amended Cross-Complaint and Complaint was subsequently filed in the Superior Court of California Stanislaus County in February 2009.  TMCC believes that it has strong defenses to these claims.

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

Dividends are declared and paid by TMCC as determined by its Board of Directors.  No dividends were declared or paid during fiscal 2009 or 2008.  TMCC’s Board of Directors declared and paid cash dividends of $130 million to TFSA during fiscal 2007.

ITEM 6.   SELECTED FINANCIAL DATA

	Years ended March 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)
INCOME STATEMENT DATA
Financing revenues:
Operating lease	$4,925	$4,433	$3,624	$2,726	$2,141
Retail financing	3,317	3,112	2,539	2,053	1,675
Dealer financing	558	647	547	402	270
Total financing revenues	8,800	8,192	6,710	5,181	4,086

Depreciation on operating leases	4,176	3,299	2,673	2,027	1,579
Interest expense	2,956	4,151	2,662	1,561	670
Net financing margin	1,668	742	1,375	1,593	1,837

Insurance earned premiums and contract revenues	421	385	334	288	251
Investment and other income, net	11	301	252	116	139
Net financing revenues and other revenues	2,100	1,428	1,961	1,997	2,227

Expenses:
Provision for credit losses	2,160	809	410	305	230
Operating and administrative	799	841	758	712	650
Insurance losses and loss adjustment expenses	193	158	126	115	104
Total expenses	3,152	1,808	1,294	1,132	984
(Loss) income before income taxes	(1,052)	(380)	667	865	1,243
(Benefit) provision for income taxes	(429)	(157)	233	321	481
Net (loss) income	($623)	($223)	$434	$544	$762

	As of March 31,
	2009	2008	2007	2006	2005
	(Dollars in millions)
BALANCE SHEET DATA

Finance receivables, net	$54,574	$55,481	$47,862	$42,022	$37,608
Investments in operating leases, net	$17,980	$18,656	$16,493	$12,869	$9,341
Total assets	$83,679	$80,398	$69,380	$58,261	$50,676
Debt	$72,983	$68,266	$58,596	$48,767	$41,757
Capital stock	$915	$915	$915	$915	$915
Retained earnings[1]	$3,240	$3,865	$4,064	$3,784	$3,283
Total shareholder's equity	$4,093	$4,780	$5,031	$4,759	$4,244

[1] Our Board of Directors declared and paid cash dividends of $130 million and $115 million to TFSA during fiscal 2007 and fiscal 2006, respectively.  No dividends were declared or paid in any other period presented.

	As of and for the Years ended March 31,
	2009	2008	2007	2006	2005
KEY FINANCIAL DATA

Ratio of earnings to fixed charges	(A)	(A)	1.25	1.55	2.84
Debt to equity	17.8	14.3	11.7	10.3	9.8
Return on assets	(0.76%)	(0.30%)	0.68%	1.00%	1.60%
Allowance for credit losses as a percentage of gross earning assets	2.51%	0.97%	0.85%	0.96%	1.06%
Net charge-offs as a percentage of average gross earning assets	1.37%	0.91%	0.64%	0.54%	0.56%
Over-60 day delinquencies as a percentage of gross earning assets	0.68%	0.59%	0.46%	0.43%	0.28%

(A) Due to our losses in fiscal years 2009 and 2008, the ratio coverage was less than one to one. We must generate additional earnings equal to pre-tax loss to achieve a coverage ratio of one to one.

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

OVERVIEW

Factors Affecting Our Business and Key Performance Indicators

Our financial results are affected by a variety of economic and industry factors, including but not limited to, new and used vehicle markets, the level of Toyota and Lexus sales, new vehicle incentives, consumer behavior, level of employment, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the financial health of our dealers, and the level of competitive pressure.  Changes in these factors can influence the demand for new and used vehicles, the number of contracts that default and the loss per occurrence, the realizability of residual values on our lease earning assets, and our gross margins on financing volume.  Additionally, our funding programs and related costs are influenced by changes in the capital markets and prevailing interest rates, which may affect our ability to obtain cost effective funding to support earning asset growth.

We measure the performance of our finance operations using the following metrics: financing volume, market share, return on assets, financial leverage, financing margins, operating efficiency and loss metrics.  We measure the performance of our insurance operations using the following metrics: agreement volume, number of agreements in force, investment portfolio return and loss metrics.

Our primary competitors are other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, independent insurance service contract providers, finance companies and, to a lesser extent, other automobile manufacturers’ affiliated finance companies that actively seek to purchase retail consumer contracts through Toyota and Lexus independent dealerships (“dealerships”).  We strive to achieve the following:

Exceptional Customer Service: Our relationship with Toyota and Lexus vehicle dealers and industrial equipment dealers and their customers offer a competitive advantage for us.  We seek to provide exceptional service to dealers and their customers by focusing our DSSO network and resources on encouraging the dealerships to continuously improve the quality of service provided by their finance and insurance representatives, and to increase customer loyalty to their dealerships and the Toyota and Lexus brands.  By providing consistent and reliable support, training, and resources to our dealer network, we continue to develop our dealer relationships.  In addition to marketing programs targeted towards the retention of customers, we work closely with TMS, TMHU and HINO to offer special retail, lease, dealer financing, and insurance programs.  We also focus on improving the quality of service provided to existing retail, lease, and insurance customers through our CSCs.

Risk Based Pricing:  We price and structure our retail and lease contracts to compensate us for the credit risk we assume.  The objective of this strategy is to maximize profitability and better match contract rates with a broad range of risk levels.  In order to achieve this objective, we evaluate our existing portfolio to identify key opportunities to target and expand volume.  We deliver timely strategic information to DSSOs and dealerships to assist them in benefiting from market opportunities.  We continuously strive to refine our strategy and methodology for risk based pricing.

Liquidity Strategy: Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in the event of adverse market conditions.  This capacity primarily arises from our credit rating, our ability to raise funds in the global capital markets, and our ability to generate liquidity from our balance sheet.  This strategy has led us to develop a borrowing base that is diversified by market, geographic distribution, currency and type of security, and to maintain programs to prepare assets for sale and securitization.

Fiscal 2009 Operating Environment

During the fiscal year ended March 31, 2009 (“fiscal 2009”), the U.S. economy experienced significant market distress.  Contributors to the economic downturn included increasing unemployment, depreciated home values, and fluctuations in oil and other commodity prices, all of which negatively impacted consumer confidence and household income.  This in turn had a dampening effect on automobile sales and the related financial and insurance products and the used vehicle market.  From a funding perspective, the credit markets experienced extreme volatility, a reduction in liquidity and widening credit spreads.  These conditions resulted in financial difficulties on a global scale, prompting the U.S. and other foreign government intervention in the global credit markets.  These economic conditions adversely impacted our results of operations.

Our total financing volume is primarily dependent on TMS’ sales volume, which decreased by 24% compared to the prior year due to the weakening of the U.S. economy and lower consumer confidence.  Despite the economic challenges, our market share increased for both retail financing and leasing due to the increased availability of TMS subvention, the increased number of vehicle dealers receiving wholesale financing and a decreased level of competition.  Some competitors chose to reduce financing and leasing activity, whereas we remained committed to our lease and financing programs.  While increasing our market share we have also strengthened our purchasing practices by limiting our risk exposure in the higher credit risk segments.

Although the increase in market share offset some of the effects of lower vehicle sales, our finance and insurance volume declined from prior year levels.  Our earning asset levels remained relatively consistent with the prior year primarily because the volume of new vehicles financed kept pace with existing portfolio liquidations.  This resulted in slightly higher finance and lease revenues positively affecting our results of operations.  In the fourth quarter, we experienced a decline in earning assets resulting primarily from the lower industry and TMS sales, which started in the third quarter and continued into the fourth quarter.  As a result, our fourth quarter revenues and results of operations were adversely affected.

Increasing unemployment levels, depreciating home values, lack of consumer credit availability and reduction in household income affected some of our customers’ ability to make their scheduled payments. As a result, we experienced increased delinquencies, higher charge-offs and a higher provision for credit losses.  We continue to maintain risk management practices and to make improvements in our service operations and credit loss strategies to manage this situation. We have strengthened our purchasing practices as mentioned above and have also increased our resources devoted to collections by creating specialized teams which focus on high risk customers.  We have also increased efficiency in our collections through the use of technology.

The difficulties in the U.S. economy also contributed to the decline in used vehicle prices, initially for larger, less fuel-efficient vehicles, and subsequently for the used vehicle market as a whole with signs of stabilization toward the end of the fiscal year.  As a result, we experienced higher loss severity per unit, which, coupled with the higher number of outstanding leased vehicles, contributed to higher depreciation expense.  Vehicle and industrial equipment dealers were also impacted by the current economic downturn, which in turn has increased the risk of default of certain dealers within our portfolio.

The turmoil in the global capital markets since the fall of 2008 has resulted in some companies experiencing substantial difficulties in accessing capital and liquidity to fund ongoing business operations.  While our ability to access most markets remains largely intact, our funding spreads have generally increased across most term markets.  During the second half of fiscal 2009, we continued to issue both commercial paper and unsecured term debt on a regular basis.  The decline in market interest rates contributed positively to our results of operations through lower interest expense.

We also continue to take steps to maintain a competitive cost structure.  We reduced our operating and administrative expenses by 5% during fiscal 2009, primarily in the areas of contingent workforce, technology and various other areas of the organization.

As a result of the above factors, our net loss increased from $223 million for fiscal 2008 to $623 million for fiscal 2009.

RESULTS OF OPERATIONS
	Years ended March 31,
	2009	2008	2007
	(Dollars in millions)
Net (loss) income:
Finance operations	($678)	($378)	$293
Insurance operations	55	155	141
Total net (loss) income	($623)	($223)	$434

Fiscal 2009 Compared to Fiscal 2008

Our consolidated net loss was $623 million for fiscal 2009 compared to a consolidated net loss of $223 million for fiscal 2008. Our results in fiscal 2009 were adversely impacted by the increase in the provision for credit losses, net charge-offs and higher depreciation on operating leases.  Due to the change in the credit environment as well as the deterioration in used vehicle prices, we recorded higher charge-offs in fiscal 2009 and significantly increased our allowance for credit losses.  These adverse developments were partially offset by a decrease in interest expense primarily due to gains of $637 million in our derivatives used to manage interest rate risk.  Also, lower contractual interest rates on higher average outstanding debt during the fiscal period resulted in a $272 million additional decline in interest expense.  Our results were further offset by an increase in financing revenues, caused by increased average earning assets throughout fiscal 2009, and a decrease in our operating and administrative expenses.

Our financing operations reported a net loss of $678 million for fiscal 2009 compared to a net loss of $378 million for fiscal 2008.  Results were adversely impacted by the increases in the provision for credit losses, net charge-offs and higher depreciation on operating leases resulting primarily from the effect of the weakened U.S. economy, partially offset by a decrease in interest expense.

Our insurance operations reported net income of $55 million for fiscal 2009 compared to net income of $155 million for fiscal 2008.  Our results in fiscal 2009 were primarily affected by other-than-temporary impairment on investments and an increase in insurance losses and loss adjustment expenses, partially offset by an increase in insurance earned premiums and contract revenues.  The increase in insurance losses and loss adjustment expenses related primarily to an increase in frequency of claims paid and an increase in vehicle service and maintenance claims due to growth in the number of agreements in force.

Our overall capital position decreased by $687 million due to increased losses, bringing total shareholder’s equity to $4,093 million at March 31, 2009, compared to the prior fiscal year.  Our debt increased $4.7 billion to $73.0 billion at March 31, 2009 from $68.3 billion at March 31, 2008, in line with the growth in total assets.  As a result of the factors discussed above, our debt-to-equity ratio increased from 14.3 at March 31, 2008 to 17.8 at March 31, 2009.

Fiscal 2008 Compared to Fiscal 2007

Our consolidated net loss was $223 million for fiscal 2008 compared to consolidated net income of $434 million for fiscal 2007. Our results in fiscal 2008 were primarily affected by an increase in interest expense due to higher unrealized losses of $942 million on our derivatives used to manage interest rate risk.  Higher outstanding debt balances also contributed to the increase in interest expense.  Our results were further affected by the softening U.S. economy caused by the decline in home values, the deterioration in the credit markets, tougher lending standards and increased commodity prices.  The combination of these factors negatively impacted some of our customers’ ability to make their scheduled payments.  While these indicators were evident earlier in the year, the impact of consumer performance issues was much more pronounced in the second half of fiscal 2008.  Due to this change in the credit environment as well as the deterioration in used vehicle prices, we recorded higher charge-offs in the second half of fiscal 2008 and increased our allowance for credit losses.  These developments were partially offset by the increase in our financing revenues.  In fiscal 2008, we had record financing volume of 1.4 million units on our retail and lease contracts and a record number of agreements issued on our insurance products of 1.5 million units.  Although TMS sales volume remained consistent with the prior year, TMCC’s market share increased over that period, due primarily to the increased levels of subvention, our strong dealer relationships, and the increase in the number of vehicle dealers receiving wholesale financing.

Our financing operations reported a net loss of $378 million during fiscal 2008 compared to net income of $293 million during fiscal 2007.  Results were adversely impacted by higher interest expense due to unrealized losses on our derivatives portfolio and to a lesser extent, higher outstanding debt balances.  The net loss also resulted from a higher provision for credit losses resulting from the effect of the softening U.S. economy.

Our insurance operations reported net income of $155 million and $141 million during fiscal 2008 and fiscal 2007, respectively.  Our results in fiscal 2008 were primarily affected by the increase in contract revenues and earned premiums, partially offset by the increase in insurance losses and loss adjustment expenses.  Insurance losses and loss adjustment expenses increased primarily due to the increases in average number of agreements in force and average loss severity.

Overall, our capital position decreased by $251 million bringing total equity to $4.8 billion at March 31, 2008.  Our debt-to-equity ratios were 14.3 and 11.6 at March 31, 2008 and 2007, respectively.

Financing Operations

Fiscal 2009 compared to Fiscal 2008

	Years ended March 31,			Percentage change
	2009	2008	2007	2009 to 2008	2008 to 2007
	(Dollars in millions)
Financing revenues:
Operating lease	$4,925	$4,433	$3,624	11%	22%
Retail financing[1]	3,317	3,112	2,539	7%	23%
Dealer financing	558	647	547	(14%)	18%
Total financing revenues	8,800	8,192	6,710	7%	22%

Depreciation on operating leases	4,176	3,299	2,673	27%	23%
Interest expense	2,956	4,151	2,662	(29%)	56%
Net financing margin	$1,668	$742	$1,375	125%	(46%)
Provision for credit losses	2,160	809	410	167%	97%
Net loss from financing operations	($678)	($378)	$293	(79%)	(229%)

1 Includes direct finance lease revenues.

Our financing operations reported a net loss of $678 million for fiscal 2009 compared to a net loss of $378 million for fiscal 2008.  Our results for fiscal 2009 were affected by a higher provision for credit losses resulting from the effect of the weaknesses in the U.S. economy and increased depreciation on operating leases.  Results were partially offset by a decrease in interest expense and an increase in total financing revenues.  The decrease in interest expense was primarily attributable to gains in our derivative portfolio and to a lesser extent, lower contractual interest rates on higher average outstanding debt while the increase in total financing revenues was primarily due to an increase in average earning assets throughout fiscal 2009.

Financing Revenues

Total financing revenues increased 7 percent during fiscal 2009 as compared to fiscal 2008 in spite of decreased overall financing volume.  Our financing revenues were influenced as follows:

•	Operating lease revenues increased 11 percent, due to higher yields as well as higher operating lease assets.

•	Retail financing revenues increased 7 percent, primarily due to an increase in average earning assets for fiscal 2009.

•	Dealer financing revenues decreased 14 percent, primarily due to lower yields which resulted from declining short term interest rates and lower average balances.

Our total finance receivables portfolio yield was 6.6 percent and 7.3 percent during fiscal 2009 and fiscal 2008, respectively.

Depreciation Expense

Depreciation on operating leases increased 27 percent during fiscal 2009 compared to fiscal 2008.  This increase occurred in part as a result of an increase in the average number of operating leases outstanding and a decline in used vehicle prices.  This decline led to a downward revision in end of term residual values on the existing portfolio, which increased depreciation expense on a straight-line basis.

Interest Expense

Our debt obligations consist of fixed and floating rate debt denominated in a number of different currencies. We economically hedge our interest rate and currency risk inherent in these liabilities by entering into interest rate swaps or cross-currency interest rate swaps, which effectively convert our obligations on the debt into U.S. dollar denominated 3-month LIBOR based payments.  The following table summarizes the components of interest expense (dollars in millions):

	Years ended March 31,
	2009	2008	2007
Interest expense on debt	$2,759	$3,031	$2,546
Interest expense on pay float swaps[1]	(727)	302	241
Interest expense on debt, net of pay float swaps	2,032	3,333	2,787

Interest expense on pay fixed swaps	797	(142)	(385)
Ineffectiveness related to hedge accounting derivatives[2]	(50)	(4)	15
(Gain) loss on foreign currency transactions	(598)	174	127
Loss (gain) on currency swaps and forwards [2]	470	(152)	(127)
(Gain) loss on other non-hedge accounting derivatives:
Pay float swaps[2]	6	(619)	(180)
Pay fixed swaps[2]	299	1,561	425
Total interest expense	$2,956	$4,151	$2,662

1   Includes both hedge and non-hedge accounting derivatives.
[2]  Fiscal 2009 includes credit valuation adjustment (gain) loss of which ($11) million is included in ineffectiveness related to hedge accounting derivatives, ($8) million is included in currency swaps, ($34) million is included in pay fixed swaps and $2 million is included in pay float swaps.

Interest expense on debt primarily represents interest due on notes and loans payable and commercial paper, and includes the amortization of debt issue costs, discount and premium, and basis adjustments.  Interest expense on debt decreased due to lower contractual interest rates, partially offset by higher outstanding debt notional balances.  Interest expense on pay float swaps represents net interest expense on our interest rate and cross-currency swaps. Interest expense on pay float swaps decreased due to significant declines in 3-month LIBOR rates during fiscal 2009 when compared to fiscal 2008.  As a result, interest expense on debt, net of pay float swaps was lower in fiscal 2009.

We use pay fixed swaps executed on a portfolio basis, to manage our interest rate risk arising from a mismatch between our fixed-rate U.S. dollar denominated receivables and floating rate obligations. Portfolio swaps have a weighted average life of approximately two to three years; this results in a portfolio that is constantly changing as new swaps are executed at different rates. Interest on pay fixed swaps represents net interest on portfolio swaps where we pay a fixed rate and receive a floating rate based on 3-month LIBOR.  During 2009, based on the change in the composition of our portfolio, floating interest rates were lower compared to the fixed interest rates at which the swap contracts were executed resulting in net interest expense of $797 million.  During 2008, based on the change in the composition of our portfolio, the floating interest rates were higher compared to fixed interest rates at which the swap contracts were executed, resulting in net interest income of $142 million during fiscal 2008.

Ineffectiveness related to hedge accounting derivatives represents the net difference between the change in the fair value of the hedged debt and the change in the fair value of the underlying derivative instrument. In 2009, this amount also includes a credit value adjustment gain of $11 million.

Foreign currency transaction gain or loss relates to foreign currency denominated transactions for which hedge accounting has not been elected and for which we are required to revalue the foreign currency denominated transactions at each balance sheet date. We use currency swaps to economically hedge these foreign currency transactions.  During fiscal 2009, the U.S. dollar strengthened relative to certain other currencies in which our foreign currency transactions are denominated.  This resulted in the recognition of gains in foreign currency transactions and losses in the fair value of the currency swaps used to economically hedge these foreign currency transactions.  During fiscal 2008, the U.S. dollar weakened relative to certain other currencies in which our foreign currency transactions are denominated.  This resulted in the recognition of losses in foreign currency transaction and gains in the fair value of the currency swaps for the fiscal period.

The losses on pay fixed swaps and gains on the pay float swaps designated as non-hedge accounting derivatives were due to the decrease in swap rates. During fiscal 2009, swap rates decreased, but to a lesser extent when compared to fiscal 2008.  This resulted in losses on pay fixed swaps of $299 million in fiscal 2009 compared to a loss of $1,561 million during fiscal 2008.  In addition the decrease resulted in losses on the pay float swaps of $6 million in fiscal 2009 compared to gains of $619 million in fiscal 2008.

Provision for Credit Losses

Provision for credit losses increased to $2,160 million for fiscal 2009 compared to $809 million for fiscal 2008. The economic downturn, increased unemployment levels, declining home values and lack of additional credit resources affected some of our customers’ ability to make their scheduled payments, resulting in an increase in the estimate of future period credit losses.  Vehicle and industrial equipment dealers have also been impacted by the current economic downturn, which in turn has increased the risk of default of certain dealers within our portfolio.  As a result, we recorded a higher provision for credit loss, experienced higher charge-offs and increased our allowance for credit losses.

Insurance Operations

The following table summarizes the results of our insurance operations as a standalone operating segment (dollars in millions):

	Years ended March 31,			Percent change
	2009	2008	2007	2009 to 2008	2008 to 2007
Agreements (units in thousands):
Issued	1,263	1,481	1,407	(15%)	5%
In force	5,153	4,929	4,428	5%	11%
Insurance earned premiums and contract revenues	$421	$385	$334	9%	15%
Investment and other (loss) income	(9)	171	160	(105%)	7%
Gross revenues from insurance operations	$412	$556	$494	(26%)	13%

Insurance losses and loss adjustment expenses	$193	$158	$126	22%	25%
Net income from insurance operations	$55	$155	$141	(65%)	10%

Agreements issued during fiscal 2009 decreased by 218 thousand units, or 15%, compared to fiscal 2008 primarily as a result of a 24% decrease in TMS vehicle sales in fiscal 2009 as compared to fiscal 2008.  The decrease was partially offset by a decrease in competition and our strong dealer relationships.

Contract revenues and earned premiums from insurance operations are affected by sales volume as well as the level, age, and mix of agreements in force.  Agreements in force represent active insurance policies written and contracts issued.  Contract revenues and earned premiums represent revenues from the agreements in force.  Commissions and fees represent revenues from services provided to insurers and insureds, including certain affiliates.

Insurance losses and loss adjustment expenses incurred are a function of the number of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for further discussion regarding our exposure to risks relating to insurance reserve estimates.

Our insurance operations reported net income of $55 million for fiscal 2009, compared to $155 million for fiscal 2008.  The decrease in net income for fiscal 2009 was primarily due to impairment on investments and an increase in insurance losses and loss adjustment expenses, partially offset by an increase in insurance earned premiums and contract revenues.  Insurance earned premiums and contract revenues were $421 million during fiscal 2009, compared to $385 million during fiscal 2008.  The increase was primarily due to increases in the number of agreements in force and higher average revenues per contract.

Our insurance operations reported investment and other losses of $9 million during fiscal 2009, compared to investment and other income of $171 million during fiscal 2008.  Investment and other income consists primarily of investment income on marketable securities.  The decrease in investment and other income was primarily due to realized losses on marketable securities, including $181 million in other-than-temporary impairment write-downs, which were partially offset by the income on our investment portfolio.  Refer to Note 1- Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for further discussion regarding other-than-temporary impairment.

We reported $193 million of insurance losses and loss adjustment expenses during fiscal 2009, compared to $158 million during fiscal 2008.  The increase in insurance losses and loss adjustment expenses primarily relates to an increase in frequency of claims paid and an increase in vehicle service and maintenance claims due to growth in the number of agreements in force.

Investment and Other Income

The following table summarizes the components of our consolidated investment and other income (dollars in millions):

	Years ended March 31,
	2009	2008	2007
Investment (loss) gain on marketable securities	($38)	$147	$134
Other income	49	150	106
Investment income from securitizations	-	4	12
Total investment and other income	$11	$301	$252

We reported $11 million, $301 million, and $252 million of investment and other income for the fiscal years 2009, 2008, and 2007, respectively.  These amounts consisted of $38 million of investment loss on marketable securities in fiscal 2009 and $147 million and $134 million of investment income on marketable securities during fiscal 2008 and 2007, respectively.  The decline in investment income on marketable securities relates primarily to our insurance operations.

We reported $49 million, $150 million, and $106 million of other income during fiscal years 2009, 2008, and 2007, respectively.  Other income primarily consists of interest income on cash held in excess of our immediate funding needs.  The decrease in other income from the prior year was primarily due to lower yields earned, as a result of lower short term interest rates during fiscal 2009.  While the balance of cash held at March 31, 2009 was larger than that held at March 31, 2008, the average balance of cash on hand throughout fiscal 2009 remained consistent with fiscal 2008.

We reported no investment income from securitizations during fiscal year 2009 and $4 million and $12 million of investment income from securitizations in fiscal years 2008 and 2007, respectively.  The decline was due to our exercise of the clean-up call option on our last outstanding securitization prior to the end of fiscal 2008.  We had no securitized finance receivables outstanding at March 31, 2009 and 2008.

Provision for Income Taxes

Our effective tax rate was 41 percent during both fiscal 2009 and fiscal 2008.  Our benefit from income taxes for fiscal 2009 was $429 million compared to a benefit of $157 million for fiscal 2008.   This increase in benefit is consistent with the increase in our loss before tax for fiscal 2009 compared to fiscal 2008.

Operating and Administrative Expenses

The following table summarizes our operating and administrative expenses (dollars in millions):

	Years ended March 31,			Percentage change
	2009	2008	2007	2009 to 2008	2008 to 2007
Employee expenses	$338	$343	$320	(1%)	7%
Operating expenses	385	401	351	(4%)	14%
Insurance dealer back-end program expenses	76	97	87	(22%)	11%
Total operating and administrative expenses	$799	$841	$758	(5%)	11%

Total operating and administrative expenses decreased 5 percent during fiscal 2009 compared to fiscal 2008 due to a company-wide effort to decrease expenses in response to the weakened U.S. economy and a decline in profitability.  Employee related expenses decreased primarily in the usage of contingent workers.  Additionally, operating expenses decreased in various areas, including technology spending.  Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC.  Refer to Note 16 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on sales volume or underwriting performance.  The 22% decrease during fiscal 2009 compared to fiscal 2008 was primarily due to a decrease in the number of participating dealers, a decrease in agreements entered into, and a decrease in the federal funds rate used in the computation of certain payments.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle financing volume and market share is summarized below:

	Years ended March 31,			Percentage change
	2009	2008	2007	2009 to 2008	2008 to 2007
TMS new sales volume[1] (units in thousands):	1,556	2,039	2,071	(24%)	(2%)

Vehicle financing volume
New retail	663	781	749	(15%)	4%
Used retail	305	307	299	(1%)	3%
Lease	246	265	253	(7%)	5%
Total	1,214	1,353	1,301	(10%)	4%

TMS subvened vehicle financing volume (units included in the above table):
New retail	284	222	212	28%	5%
Used retail	54	32	40	69%	(20%)
Lease	206	183	130	13%	41%
Total	544	437	382	24%	14%

Market share:
Retail	42.0%	37.6%	35.4%
Lease	15.8%	13.0%	12.2%
Total	57.8%	50.6%	47.6%

1 Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  Total TMS sales including sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor were 2.0 million and 2.6 million units during fiscal 2009 and 2008, respectively.

The composition of our net earning assets is summarized below (dollars in millions):

	March 31,			Percentage change
	2009	2008	2007	2009 to 2008	2008 to 2007
Net earning assets
Finance receivables, net
Retail finance receivables, net[1]	$43,821	$43,769	$39,033	-	12%
Dealer financing, net	10,753	11,712	8,829	(8%)	33%
Total finance receivables, net	54,574	55,481	47,862	(2%)	16%
Investments in operating leases, net	17,980	18,656	16,493	(4%)	13%
Net earning assets	$72,554	$74,137	$64,355	(2%)	15%

Average original contract terms:
Leasing[2]	41 months	42 months	43 months
Retail financing[3]	62 months	61 months	61 months

Dealer financing
(Number of dealers serviced)
Toyota and Lexus dealers[4]	920	851	787	8%	8%
Vehicle dealers outside of the Toyota/Lexus dealer network	519	484	409	7%	18%
Total number of dealers receiving vehicle wholesale financing	1,439	1,335	1,196	8%	12%

Dealer inventory financed (units in thousands)	232	264	220	(12%)	20%

1  Includes direct finance leases.
2  Terms range from 24 months to 60 months.
3  Terms range from 24 months to 84 months.
4   Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

Vehicle Financing Volume

Our total financing volume is acquired primarily from Toyota and Lexus vehicle dealers and is dependent upon TMS sales volume and subvention.  During fiscal 2009 the volume of TMS sales decreased, primarily during the second half of the year, leading to an overall decline for the fiscal year of 24% as compared to the prior fiscal year, mainly due to the weakening of the U.S. economy.  This decrease in sales volume, although partially offset by increased availability of TMS sponsored subvention, was the primary reason our financing volume decreased during fiscal 2009.

Retail Financing Volume and Finance Receivables

Our retail financing volume decreased in fiscal 2009 compared to fiscal 2008 primarily due to a decline in overall TMS sales volume.  However, retail market share increased during fiscal 2009 as compared to fiscal 2008 due to the increased level of TMS subvention, a decreased level of competition, as some competitors scaled back the level of their financing activity, and the increased number of vehicle dealers receiving wholesale financing.  We generally experience a higher level of retail financing volume as a result of our dealer relationships.  In addition, retail finance receivables at March 31, 2009 remained consistent with March 31, 2008 primarily because the volume of new vehicles financed kept pace with existing portfolio liquidations.  However, the decline in TMS sales during the second half of fiscal 2009 resulted in a decline in our asset levels in the fourth quarter of fiscal 2009.  Retail finance receivables decreased from $46.2 billion at December 31, 2008 to $43.8 billion at March 31, 2009.

Lease Financing Volume and Earning Assets

Vehicle lease financing volume is affected by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.  Our vehicle lease financing volume decreased in fiscal 2009 compared to fiscal 2008 due to the decline in TMS sales and the economic downturn.  Our lease market share increased in fiscal 2009 as compared to fiscal 2008 due to the increased level of TMS subvention, as well as decreased levels of competition and competitors exiting leasing altogether in response to the current market conditions in the U.S.  Total lease earning assets, comprised of investments in operating leases, declined at March 31, 2009 compared to March 31, 2008 due to lower vehicle lease financing volume.  Investments in operating leases also decreased from $19.1 billion at December 31, 2008 to $18.0 billion at March 31, 2009 primarily due to the decline in TMS sales during the second half of 2009.

Dealer Financing

During fiscal 2009, we experienced a decrease in TMS sales volume and in the number of inventory units financed, which led to a decrease in dealer financing earning assets.  This decrease was partially offset by an increase in the number of dealers receiving financing, which is due in part to our continued emphasis on our dealer relationships.

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

Factors Affecting Exposure to Residual Value Risk

Residual value represents an estimate of the end of term market value of a leased asset.  The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, projected market values, and the resulting impact on vehicle lease return rates and loss severity.  The evaluation of these factors involves significant assumptions, complex analysis, and management judgment.  Refer to “Critical Accounting Estimates” for further discussion of the estimates involved in the determination of residual values.

Residual Values at Lease Inception

Substantially all of our residual value risk relates to our vehicle lease portfolio.  Residual values of lease earning assets are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota and Lexus product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, buying and leasing behavior trends, and fuel prices.  We use various channels to sell vehicles returned at lease end.  Refer to Item 1. “Business – Finance Operations – Retail and Lease Financing – Remarketing” for additional information on remarketing.

End of Term Market Values

On a quarterly basis, we review the estimated end of term market values of leased vehicles to assess the appropriateness of the carrying values.  To the extent the estimated end of term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value.  Factors affecting the estimated end of term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.  For operating leases, adjustments are made on a straight-line basis over the remaining terms of the lease contracts and are included in depreciation on operating leases in the Consolidated Statement of Income.  This adjustment is accounted for as a change in accounting estimate.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included under our retail financing revenues in the Consolidated Statement of Income.

Vehicle Lease Return Rate

The vehicle lease return rate represents the number of end of term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us.  In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us.  A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.

Loss Severity

Loss severity is the extent to which the end of term market value realized at sale/disposition of a leased vehicle is less than the estimated residual value established at lease inception.  Overall loss severity is driven by used vehicle price levels as well as vehicle return rates.

Impairment of Operating Leases

We review operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable.  If such events or changes in circumstances are present, and if the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms are less than book value, the operating lease assets are considered to be impaired and a loss is calculated and recorded in the current period Consolidated Statement of Income.  As of March 31, 2009, we did not have any impaired operating leases.

Disposition of Off-Lease Vehicles

The following table summarizes our vehicle sales at lease termination and our scheduled maturities related to our leased vehicle portfolio by period (units in thousands):

	Fiscal years ended			Percentage change
	2009	2008	2007	2009 to 2008	2008 to 2007
Scheduled maturities	238	176	171	35%	3%

Vehicles sold through:
Dealer Direct program
Grounding dealer	33	17	14	94%	21%
Dealer Direct online auction	8	3	5	167%	(40%)
Physical auction	60	21	20	186%	5%
Total vehicles sold at lease termination	101	41	39	146%	5%

Scheduled maturities increased in fiscal 2009 compared to fiscal 2008 as lease volume has continuously increased over several years.  However, vehicles sold at lease termination increased at a greater rate than scheduled maturities between fiscal 2009 and fiscal 2008.  The increased rate of vehicles sold at lease termination relative to scheduled maturities was the result of various factors, including adverse economic conditions and the deterioration in used vehicle prices.  With lower market values in the used vehicle market relative to contractual residual value, lessees and dealers are less likely to purchase off-lease vehicles at maturity.  Refer to Item 1. “Business – Finance Operations – Retail and Lease Financing - Remarketing” for additional information on lease disposition.

Depreciation on Operating Leases

The following table provides information related to our depreciation on operating leases:

	Years ended March 31,			Percentage change
	2009	2008	2007	2009 to 2008	2008 to 2007
Depreciation on operating leases (in millions)	$4,176	$3,299	$2,673	27%	23%

Average operating leases outstanding (units in thousands)	746	671	554	11%	21%

We record depreciation expense on the portion of our lease portfolio classified as operating leases.   Depreciation expense is recorded on a straight-line basis over the lease term and is based upon the depreciable basis of the leased vehicle.  Depreciable basis is originally established as the difference between a leased vehicle’s original acquisition value and its residual value established at lease inception.  We periodically review the estimated end of term market values of leased vehicles to assess the appropriateness of their carrying values.  To the extent the estimated end of term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease-end will approximate the estimated end of term market value.  Refer to “Critical Accounting Estimates” for a further discussion of the estimates involved in the determination of residual values.

Depreciation expense on operating leases increased during fiscal 2009 compared to fiscal 2008 due to an increase in the average number of operating leases outstanding.  In addition, the difficulties in the U.S. economy contributed to the decline in used vehicle prices, initially for larger, less fuel-efficient vehicles, and subsequently for the used vehicle market as a whole with signs of stabilization toward the end of the fiscal year.  Depreciation expense was adversely affected by changes in the used vehicle market because used vehicle market trends factored significantly in our estimates of end of term market values on our leased vehicle portfolio.  Losses on vehicles sold at lease termination are recorded in depreciation expense in the Consolidated Statement of Income.

Credit Risk

We are exposed to credit risk on our earning assets.  Credit risk is the risk of loss arising from the failure of a customer or dealer to meet the terms of any contract with us or otherwise fail to perform as agreed.  Our level of credit risk on our retail and lease portfolio is influenced primarily by two factors: frequency of occurrence and loss severity, which in turn are influenced by various economic factors, the used vehicle market, purchase quality mix, contract term length, and operational changes as discussed below.

Our level of credit risk on our dealer financing portfolio is influenced primarily by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and other economic factors.  The financial strength of dealers within our portfolio is influenced by, among other factors, general macroeconomic conditions, the overall demand for new and used vehicles, the financial condition of automotive manufacturers in general, and the going concern issues of the domestic automotive manufacturers in particular.  As of March 31, 2009, loans to non-Toyota/Lexus dealers represented 3% of our total earning assets for the dealer and consumer portfolios combined.  Of this amount, loans to dealers associated with the domestic automotive manufacturers represented less than 1% of total earning assets.  To date, we have not incurred material credit losses on our dealer financing portfolio.

Factors Affecting Retail and Lease Portfolio Credit Risk

Economic Factors

General economic conditions such as changes in unemployment rates, housing values, bankruptcy rates, consumer debt levels, fuel prices, consumer credit performance, interest rates, inflation, household disposable income and unforeseen events such as natural disasters can influence both the frequency of occurrence and loss severity.

Used Vehicle Market

Changes in used vehicle prices directly affect the proceeds from sales of repossessed vehicles and, accordingly, the level of loss severity we have experienced.  The supply of and demand for used vehicles, interest rates, inflation, the level of manufacturer incentives on new vehicles, and general economic outlook are some of the factors affecting the used vehicle market.

Purchase Quality Mix

A change in the mix of contracts acquired at various risk levels may change the amount of credit risk we assume.  An increase in the number of contracts acquired with lower credit quality (as measured by scores that establish a consumer’s creditworthiness based on present financial condition, experience, and credit history) can increase the amount of credit risk.  Conversely, an increase in the number of contracts with higher credit quality can lower credit risk.  An increase in the mix of contracts with lower credit quality can also increase operational risk unless appropriate controls and procedures are established.  We strive to price contracts to achieve an appropriate risk adjusted return on our investment.

Contract Term Length

The average original contract term of retail and leased vehicle contracts influences credit losses.  Longer term contracts generally experience a higher rate of default and thus affect the frequency of occurrence.  In addition, the carrying values of vehicles under longer term contracts decline at a slower rate, resulting in a longer period during which we may be subject to used vehicle market volatility, which may in turn lead to increased loss severity.

Operational Changes

Operational changes and ongoing implementation of new information and transaction systems are designed to have a positive effect on our operations.  Customer service improvements in the management of delinquencies and credit losses increase operational efficiency and effectiveness. We continue to make improvements in our service operations and credit loss mitigation methods.

In an effort to mitigate credit losses, we continue to strengthen our purchasing practices.  We are improving our systems and focusing on limiting our risk exposure in the higher risk segment of our portfolio by reducing our approvals of lower credit quality contracts and reducing the loan-to-value ratios. We continue to refine our credit risk management and analysis to ensure that the appropriate level of collection resources are aligned with portfolio risk, and we adjust capacity accordingly.  We have increased our internal and external resources devoted to collections and created specialized teams which focus on high risk customers.  We continue to increase our focus on early stage delinquencies, for which we expect to achieve a higher likelihood of resolution.  We have also increased efficiency in our collections through the use of technology.

Factors Affecting Dealer Financing Portfolio Credit Risk

The financial strength of dealers to which we extend credit directly affects our credit risk.  Lending to dealers with lower credit quality, or a negative change in the credit quality of existing dealers, increases the risk of credit loss we assume.  Extending a substantial amount of financing or commitments to a specific dealer or group of dealers creates a concentration of credit risk, particularly when the financing may not be secured by fully realizable collateral assets.  Collateral quality influences credit risk in that lower quality collateral increases the risk that in the event of dealer default and subsequent liquidation of collateral, the value of the collateral may be less than the amount owed to us.

We assign risk classifications to each of our dealer groups based on their financial condition, the strength of the collateral, and other quantitative and qualitative factors based on the input of our field personnel.  Our monitoring processes of the dealer groups are based on their risk classifications.  We periodically update the risk classifications based on changes in financial condition or credit requests from dealers.  As part of our monitoring processes, we require all dealers to submit monthly financial statements.  We also perform periodic physical audits of vehicle inventory as well as monitor dealer inventory financing payoffs to identify possible risks.  Where appropriate, we increase the frequency of our audits and more closely examine the financial condition of the dealer group. In response to the current economic environment, we have enhanced our risk management processes to mitigate dealer portfolio risk and to focus on higher risk dealers.  Risk governance, inventory audit, and credit watch processes were enhanced.  We have become more stringent in underwriting dealers and have conducted targeted personnel training to address dealer credit risk.

We provide financing for some dealerships which sell products not distributed by TMS or one of its affiliates.  A significant adverse change in a non-Toyota/Lexus manufacturer such as restructuring and bankruptcy may increase the risk associated with the dealers we have financed that sell these products.

Credit Loss Experience

During fiscal 2009, the U.S. economy experienced significant market distress.  Contributing to the economic downturn were increasing unemployment, declining home values, and increased volatility in fuel and other commodity prices.  These conditions affected some of our customers’ ability to make their scheduled payments.  As a result of these factors, we experienced higher charge-offs and increased delinquencies.  For additional information regarding the potential impact of current market conditions, refer to “Part I. Item 1A. Risk Factors”.

The following table provides information related to our credit loss experience:

	Years ended March 31,
	2009	2008	2007
Net charge-offs as a percentage of average gross earning assets
Finance receivables	1.54%	1.08%	0.76%
Operating leases	0.86%	0.40%	0.26%
Total	1.37%	0.91%	0.64%

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[1]
Finance receivables[2]	0.67%	0.65%	0.53%
Operating leases[2]	0.73%	0.41%	0.24%
Total	0.68%	0.59%	0.46%

[1] Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
2 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

As discussed above, the level of credit losses is influenced primarily by two factors: frequency of occurrence and loss severity.  Frequency of occurrence as a percentage of average outstanding contracts increased to 2.6% for fiscal 2009, as compared to 2.2% for fiscal 2008 while loss severity increased from $8,257 per unit in fiscal 2008 to $9,659 per unit in fiscal 2009, or by 17%.  The increase in frequency is due to increased unemployment levels, declining home values and lack of additional credit resources.  The increase in severity is due to the decline in used vehicle prices resulting from the current economic conditions.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable losses resulting from the non-performance of our customers.  The determination of the allowance involves significant assumptions, complex analysis, and management judgment.  Refer to “Critical Accounting Estimates” for further discussion of the estimates involved in determining the allowance.  The following tables provide information related to our allowance for credit losses (dollars in millions):

	Years ended March 31,
	2009	2008	2007
Allowance for credit losses at beginning of period	$729	$554	$530
Provision for credit losses	2,160	809	410
Charge-offs, net of recoveries[1]	(1,025)	(634)	(386)
Allowance for credit losses at end of period	$1,864	$729	$554

1 Net of recoveries of $109 million, $84 million, and $82 million in fiscal years ended March 31, 2009, 2008, and 2007, respectively.

	Years ended March 31,
	2009	2008	2007
Allowance for credit losses as a percentage of gross earning assets
Finance receivables	2.81%	1.17%	1.03%
Operating leases	1.63%	0.43%	0.37%
Total	2.51%	0.97%	0.85%

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

The allowance for credit losses increased 156% to $1,864 million at March 31, 2009 compared to $729 million at March 31, 2008.  Our provision for credit losses was $2,160 million for fiscal 2009, compared to $809 million for fiscal 2008.  These increases primarily reflect higher delinquencies in our consumer portfolio and adverse trends in the macroeconomic environment, specifically, higher unemployment rates and lower used vehicle prices, which resulted in an increase in the estimate of future period credit losses.

Furthermore, the decrease in vehicle sales during the fiscal year negatively affected the profitability of the dealers within our financing portfolio, increasing the likelihood of default for certain dealers.  A small portion of the dealers in our portfolio were further affected by the current economic and financial difficulties faced by the domestic automotive manufacturers.  As a result, we increased the allowance for credit losses related to the increased probability of default for dealers associated with these automotive manufacturers.  Subsequent to March 31, 2009, as anticipated, Chrysler filed petition in the United States Bankruptcy Court seeking relief under Chapter 11 of the United States Bankruptcy Code in April 2009.  GM filed for bankruptcy in June 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk arising from the inability to meet obligations when they come due.  Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in the event of adverse market conditions.  This capacity primarily arises from our ability to raise funds in the global capital markets as well as our ability to generate liquidity from our balance sheet.  This strategy has led us to develop a borrowing base that is diversified by market and geographic distribution, type of security, and investor type, among other factors.  Credit support provided by our parent company provides an additional source of liquidity to us, although it is not relied upon in our liquidity planning and capital and risk management.

The following table summarizes the components of our outstanding funding sources at carrying value (dollars in millions):

	March 31,
	2009	2008
Commercial paper [1]	$18,027	$16,063
Notes and loans payable [2]	55,053	49,232
Carrying value adjustment[3]	(97)	2,971
Total Debt	$72,983	$68,266

[1] Includes unamortized premium/discount
[2] Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.
[3]
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

We do not rely on any single source of funding and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors.  We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth.  Our funding volume is primarily based on asset growth and debt maturities.

For liquidity purposes, we hold cash in excess of our immediate funding needs.  These excess funds are invested in short-term highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $115 million to $9.3 billion during fiscal 2009, with an average balance of $3.4 billion.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $16.2 billion to $27.0 billion during fiscal 2009, with an average outstanding balance of $22.5 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer rated A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”) and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements.  Additionally, in December 2008, TMCC registered for the Commercial Paper Funding Facility administered by the Federal Reserve Bank of New York.

Unsecured Term Obligations

Term funding requirements are met through the issuance of a variety of debt securities and other obligations in both the United States and international capital and bank loan markets.  To diversify our funding sources, we have issued in a variety of markets, currencies, and maturities, and to a variety of investors, which allows us to broaden our distribution of securities and obligations and further enhance liquidity.

The following table summarizes the components of our unsecured term debt at par value (dollars in millions):
	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other[4]	Total unsecured term debt[5]
Balance at March 31, 2008[1]	$23,106	$23,764	$2,903	$-	$49,773
Issuances during fiscal 2009	8,034[2]	12,946[3]	1,529	2,684	25,193
Maturities and terminations during fiscal 2009	(13,633)	(4,643)	(361))	(140)	(18,777)
Balance at March 31, 2009[1]	$17,507	$32,067	$4,071	$2,544	$56,189

Issuances during the one month ended April 30, 2009	$10	$1,029	$-	$2,000	$3,039
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
[2] MTNs and domestic bonds had terms to maturity ranging from approximately 9 months to 25 years, and had interest rates at the time of issuance ranging from 1 percent to 11 percent.
3 EMTNs were issued in U.S. and non-U.S. currencies, had terms to maturity ranging from approximately 1 year to
   30 years, and had interest rates at the time of issuance ranging from 1 percent to 12 percent.
[4] Consists of short-term and long-term borrowings, all with terms to maturity ranging from approximately 9 months to 4 years, and interest rates as of March 31, 2009 ranging from 1 percent to 2 percent.

5 Consists of fixed and floating rate debt.  Upon the issuance of fixed rate debt, we generally elect to enter into pay float interest rate swaps.  Refer to “Derivative Instruments” for further discussion.

The following table summarizes our issuances during fiscal 2009 of unsecured term debt by currency at par value (dollars in millions):

Currency	Balance issued in U.S. dollars
U.S. Dollar (USD)	$12,506
Euro (EUR)	7,364
Japanese Yen (JPY)	1,775
Swiss Franc (CHF)	1,529
New Zealand Dollar (NZD)	1,114
Australian Dollar (AUD)	578
Brazilian Real (BRL)	195
British Pound (GBP)	100
Hong Kong Dollar (HKD)	32
Total	$25,193

We maintain a shelf registration statement with the SEC to provide for the issuance of debt securities in the U.S. capital markets to retail and institutional investors. We qualify as a well-known seasoned issuer under SEC rules, and as a result, we may issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2012.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture which requires TMCC to comply with certain covenants, including negative pledge provisions.  We are in compliance with these covenants.

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2008, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €40 billion, or the equivalent in other currencies, of which €10.3 billion was available for issuance at April 30, 2009.  The authorized amount is shared among all EMTN Issuers.  The EMTN program may be expanded from time to time to allow for the continued use of this source of funding.  In addition, we may issue bonds or enter into other unsecured financing arrangements through the international capital markets that are not issued under our U.S. or EMTN programs.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross default provisions.  We are in compliance with these covenants.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement

In March 2009, TMCC, TCPR, and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2009.

Five Year Credit Agreement

In March 2007, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2009 and 2008.

Letters of Credit Facilities Agreement

In addition, TMCC has uncommitted letters of credit facilities totaling $5 million and $55 million at March 31, 2009 and 2008, respectively.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities were used at March 31, 2009 and 2008.

Other Credit Agreements

In December 2008, TMCC entered into a committed bank credit facility in the amount of up to JPY 100 billion, or approximately $1.0 billion as of March 31, 2009.   In December 2008, TMCC entered into an uncommitted bank credit facility in the amount of JPY 100 billion, or approximately $1.0 billion as of March 31, 2009.  Both of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  Neither of these facilities was drawn upon as of March 31, 2009.

We are in compliance with the covenants and conditions of the credit agreements described above.

Securitization

Securitization of retail finance receivables and closed-end consumer leases provides us with an alternative source of funding and investor diversification.  As of March 31, 2009, we owned approximately $43.8 billion of potentially securitizable retail finance receivables and $18.8 billion of closed-end consumer lease contracts.  During fiscal 2009, we did not execute any securitization transactions.  TMCC will continue to evaluate the market for asset-backed securities and consider its funding strategies in determining whether to employ securitization funding in the future.

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC, TMC has agreed to:

•	maintain 100 percent ownership of TFSC;

•
cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any tangible assets) of at least ¥10 million, equivalent to $101,051 at March 31, 2009; and

•
make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended.

The agreement is not a guarantee by TMC of any securities or obligations of TFSC.  TMC’s obligations under the credit support agreement rank pari passu with its senior unsecured debt obligations.  The agreement is governed by, and construed in accordance with, the laws of Japan.

Under the terms of a similar credit support agreement between TFSC and TMCC, TFSC has agreed to:

•	maintain 100 percent ownership of TMCC;

•	cause TMCC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any tangible assets) of at least $100,000; and

•
make sufficient funds available to TMCC so that TMCC will be able to service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper (collectively, “TMCC Securities”).

The agreement is not a guarantee by TFSC of any TMCC Securities or other obligations of TMCC.  The agreement is governed by, and construed in accordance with, the laws of Japan.  TMCC Securities do not include the securities issued by securitization trusts in connection with TMCC’s securitization programs.

Holders of TMCC Securities have the right to claim directly against TFSC and TMC to perform their respective obligations under the Credit Support Agreements by making a written claim together with a declaration to the effect that the holder will have recourse to the rights given under the credit support agreements.  If TFSC and/or TMC receives such a claim from any holder of TMCC Securities, TFSC and/or TMC shall indemnify, without any further action or formality, the holder against any loss or damage resulting from the failure of TFSC and/or TMC to perform any of their respective obligations under the credit support agreements.  The holder of TMCC Securities who made the claim may then enforce the indemnity directly against TFSC and/or TMC.

In addition, TMCC and TFSC are parties to a credit support fee agreement which requires TMCC to pay to TFSC a semi-annual fee which is based upon the weighted average outstanding amount of TMCC Securities entitled to credit support.

TCPR is the beneficiary of a credit support agreement with TFSC containing the same provisions as the credit support agreement between TFSC and TMCC but pertaining to TCPR bonds, debentures, notes and other investment securities and commercial paper (collectively, “TCPR Securities”). Holders of TCPR Securities have the right to claim directly against TFSC and TMC to perform their respective obligations as described above.  This agreement is not a guarantee by TFSC of any securities or other obligations of TCPR.  TCPR has agreed to pay TFSC a semi-annual fee which is based upon the weighted average outstanding amount of TCPR Securities entitled to credit support.

TMC files periodic reports and other information with the SEC, which can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  TMC’s electronic SEC filings are available on the Internet through the SEC’s website at http://www.sec.gov.

Credit Ratings

As of May 31, 2009, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Senior Debt	Commercial Paper	Outlook
S&P	AA	A-1+	Negative
Moody’s	Aa1	P-1	Negative

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning nationally recognized statistical rating organization (“NRSRO”).  Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  See Item 1A. Risk Factors - Credit Support and Credit Ratings.

Recent Market Developments

The turmoil in the global capital markets since the fall of 2008 has resulted in some companies experiencing substantial difficulties in accessing capital and liquidity to fund ongoing business operations.  While our ability to access most markets remains largely intact, our funding spreads have generally increased across most term markets as compared to fiscal 2008.  During the second half of fiscal 2009, we continued to issue both commercial paper and unsecured term debt on a regular basis.  While our commercial paper issuances reflect shorter weighted average maturities than our historic trend, these shorter term weighted average maturities are consistent with the overall commercial paper market.

In order to satisfy our funding needs, we have accessed the short term and long term capital markets while also maintaining cash and cash equivalents.  In addition to cash and cash equivalents at March 31, 2009, we had undrawn committed bank credit facilities of $14.0 billion and consumer finance receivables and other assets available for disposition of $43.8 billion.  The credit support arrangements provided by our parent also provide an additional source of liquidity to us, although it is not relied upon in our liquidity planning and capital and risk management strategies.

DERIVATIVE INSTRUMENTS

Risk Management Strategy

TMCC uses derivatives as part of its risk management strategy to hedge against changes in interest rate and foreign exchange risks.  We manage these risks by entering into derivatives transactions with the intent to minimize fluctuations in earnings, cash flows and fair value adjustments of assets and liabilities caused by market volatility.

Our derivative activities are monitored by our Asset-Liability Committee (“ALCO”), which provides a framework for financial controls and governance to manage these market risks.  We use our own financial models to analyze data from internal and external sources in developing various hedging strategies.  We incorporate the resulting hedging strategies into our overall risk management strategies.

Our liabilities consist mainly of fixed and floating rate debt, denominated in a number of different currencies, which we issue in the global capital markets.  We hedge our interest rate and currency risk inherent in these liabilities by entering into interest rate swaps and cross-currency swaps, which effectively convert our obligations into U.S. dollar-denominated, 3-month LIBOR-based payments.

Our assets consist primarily of U.S. dollar-denominated, fixed-rate receivables.  Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates do not have an adverse effect on our net interest margin and cash flows.  We use swaps and interest rate caps, executed on a portfolio basis, to manage interest rate risk.  The resulting asset liability profile is consistent with the overall risk management strategy as directed by ALCO.

We enter into derivatives for risk management purposes only, and our use of derivatives is limited to the management of interest rate and foreign exchange risks.

Accounting for Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to settle our net positive and negative positions and offset cash collateral held with the same counterparty. Changes in the fair value of derivatives are recorded in interest expense in the Consolidated Statement of Income.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations may meet the SFAS 133 definition of an “embedded derivative”.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes of the Consolidated Financial Statements and Note 9 – Accounting Derivatives, Hedging Activities and Interest Expense for additional information.  Changes in the fair value of the bifurcated embedded derivative or the entire hybrid financial instrument are reported in interest expense in the Consolidated Statement of Income.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	March 31, 2009	March 31, 2008
Derivative assets	$265	$3,186
Less: Collateral held[1]	96	1,656
Derivative assets, net of collateral	169	1,530
Less: Credit valuation adjustment	18	-
Derivative assets, net of collateral and credit valuation adjustment	$151	$1,530
Embedded derivative assets	$24	$3

Derivative liabilities	$1,262	$1,058
Plus: Collateral held[1,2]	124	-
Derivative liabilities, net of collateral	1,386	1,058
Less: Our own non-performance credit valuation adjustment	69	-
Derivative liabilities, net of collateral and non-performance credit valuation adjustment	$1,317	$1,058
Embedded derivative liabilities	$25	$43

[1]	Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties. Refer to the “Counterparty Credit Risk” section for more details.
[2]
As of March 31, 2009, we had posted collateral of $295 million and held collateral of $419 million with counterparties who were in a net liability position with us, resulting in net collateral held of $124 million. The $419 million of collateral held was from counterparties whose position had shifted from a net asset to a net liability position subsequent to the date collateral was transferred.

 OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  Other than this fee, there are no corresponding expenses or cash flows arising from our guarantees.  As of March 31, 2009 and 2008, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.  The nature, business purpose, and amounts of these guarantees are described in Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Lending Commitments

We extend term loans and revolving lines of credit to vehicle and industrial equipment dealers for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and usually are guaranteed by the personal or corporate guarantees of the dealer principals or dealerships.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities according to the risks assumed in entering into the credit facility and competitive factors.  Approximately one percent of these lending commitments at March 31, 2009 is unsecured.  In addition, at March 31, 2009 and 2008, respectively, we have extended $10.3 billion and $9.2 billion of wholesale financing demand note facilities not considered to be commitments.  We have also extended credit facilities to affiliates as described in Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2009, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2009 and 2008, no amounts have been recorded under these indemnification provisions.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  Aggregate contractual obligations and credit-related commitments in existence at March 31, 2009 are summarized as follows (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt[1]	$72,983	$37,302	$22,158	$4,218	$9,305
Lending commitments[2]	6,747	6,747	-	-	-
Premises occupied under lease	98	22	32	18	26
Purchase obligations[3]	108	45	61	2	-
Total	$79,936	$44,116	$22,251	$4,238	$9,331
1 Debt includes the effects of fair market value changes and foreign currency transaction adjustments.
2 Lending commitments represent term loans and revolving lines of credit we extended to vehicle and industrial equipment dealers and affiliates.  Of the amount shown above, $5.0 billion was outstanding as of March 31, 2009.  The amount shown above excludes $10.3 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2009, of which $5.6 billion was outstanding at March 31, 2009.  The above lending commitments have various expiration dates.
3 Purchase obligations represent fixed or minimum payment obligations under our contracts.  The amounts included herein represent the minimum contractual obligations in certain situations; however, actual amounts incurred may be substantially higher depending on the particular circumstance, including in the case of information technology contracts, the amount of usage once we have implemented it.  Contracts that do not specify fixed payments or provide for a minimum payment are not included.  Certain contracts noted herein contain voluntary provisions under which the contract may be terminated for a specified fee, ranging up to
   $1.5 million, depending upon the contract.

NEW ACCOUNTING STANDARDS

Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

We have identified the estimates below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these estimates on business operations are discussed throughout this report where such estimates affect reported and expected financial results.  The evaluation of the factors used in determining each of our critical accounting estimates involves significant assumptions, complex analysis, and management judgment.  Changes in the evaluation of these factors may significantly impact the consolidated financial statements.  Different assumptions or changes in economic circumstances could result in additional changes to the determination of the allowance for credit losses, the determination of residual values, the valuation of our derivative instruments, and our results of operations and financial condition.  Our other significant accounting policies are discussed in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Determination of the Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable future period losses on our earning assets resulting from the failure of customers or dealers to make required payments.  The level of credit losses is influenced primarily by two factors: frequency of occurrence and loss severity.  For evaluation purposes, exposures to credit losses are segmented into the two primary categories of “consumer” and “dealer”.  Our consumer portfolio is further segmented into retail finance receivables and lease earning assets, both of which are characterized by smaller contract balances and homogenous populations.  Our dealer portfolio consists of loans related to dealer financing.  The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether reserves are considered adequate to cover probable losses.  For further discussion of the accounting treatment of our allowance for credit losses, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

The evaluation of the appropriateness of the allowance for credit losses and our exposure to credit losses involves estimates and requires significant judgment.  The estimate of credit losses is based upon information available at the reporting date.

Consumer Portfolio

The consumer portfolio is evaluated using methodologies such as roll rate analysis, credit risk grade/tier segmentation analysis, time series regression analysis, and vintage analysis.  Various techniques are used including segmenting retail finance receivables and lease earning assets into sub-pools by risk characteristics and reviewing historical delinquency and loss trends.  Management also reviews and analyzes external factors including, but not limited to, changes in economic conditions, unemployment levels, the used vehicle market, and consumer behavior.  In addition, internal factors, such as asset growth, purchase quality mix, and contract term length, are also considered in the review.   The majority of our credit losses are related to our consumer portfolio.

Dealer Portfolio

The dealer portfolio is evaluated by first segmenting dealer financing into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured, unsecured and syndicated).  The dealer pools are then analyzed using an internally developed risk rating process or by reference to third party risk-rating sources.  In addition, field operations management is consulted each quarter to determine if any specific dealer loan is considered impaired.  If any such loans are identified, allocated reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The expected loss severity and frequency of occurrence on the vehicle retail and lease portfolios represent two of the key assumptions involved in determining the allowance for credit losses.  Holding other estimates constant, a 10 percent increase or decrease in either the estimated loss severity or the estimated frequency of occurrence on the vehicle retail and lease portfolios would have resulted in a change in the allowance for credit losses of $167 million as of March 31, 2009.

Determination of Residual Values

The determination of residual values on our lease portfolio involves estimating end of term market values of leased vehicles and industrial equipment.  Establishing these estimates involves various assumptions, complex analysis, and management judgment.  Actual losses incurred at lease termination could be significantly different from expected losses.  Substantially all of our residual value risk relates to our vehicle lease portfolio.  For further discussion of the accounting treatment of residual values on our lease earning assets, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

Residual values are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota and Lexus product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, buying and leasing behavior trends, and fuel prices.  We periodically review the estimated end of term market values of leased vehicles to assess the appropriateness of their carrying values.  To the extent the estimated end of term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value.  Factors affecting the estimated end of term market value are similar to those considered in the evaluation of residual values at lease inception.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.  For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases in the Consolidated Statement of Income.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included under our retail financing revenues in the Consolidated Statement of Income.

Sensitivity Analysis

Estimated return rates and end of term market values represent two of the key assumptions involved in determining the amount and timing of depreciation expense to be recorded in the Consolidated Statement of Income.

The vehicle lease return rate represents the number of end of term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us. In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us. A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.  At March 31, 2009, holding other estimates constant, if the return rate for our existing portfolio of leased vehicles were to increase by one percentage point from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $20 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

End of term market values determine the amount of loss severity at lease maturity.  Loss severity is the extent to which the end of term market value of a leased vehicle is less than the estimated residual value.  We may incur losses to the extent the end of term market value of a leased vehicle is less than the estimated residual value.  At March 31, 2009, holding other estimates constant, if end of term market values for returned units of leased vehicles were to decrease by one percent from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $66 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

Derivative Instruments

We manage our exposure to market risks such as interest rate and foreign exchange risks with derivative instruments.  These instruments include interest rate swaps, currency swaps, and interest rate caps.  Our use of derivatives is limited to the management of interest rate and foreign exchange risks.  For further discussion of the accounting treatment of our derivatives, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

We determine the application of derivatives accounting through the identification of hedging instruments, hedged items, and the nature of the risk being hedged, as well as the methodology used to assess the hedging instrument's effectiveness. The fair values of our over-the-counter derivative assets and liabilities are determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate yield or pricing curves and volatility factors, which are used to value the position. Market inputs are validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values.

Fair value of Financial Instruments

A portion of our assets and liabilities is carried at fair value, including cash equivalents, available-for-sale securities and derivatives.

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

During fiscal 2009, no material changes were made to the valuation models. For a description of the assets and liabilities carried at fair value and the controls over valuation, refer to Note 2 - Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the sensitivity of our financial instruments to changes in interest and foreign exchange rates.  Market risk is inherent in the financial instruments associated with our operations, including debt, investment securities, finance receivables and derivatives.  Our business and capital markets activities give rise to market sensitive assets and liabilities.

ALCO is responsible for the execution of our market risk management strategies and their activities are governed by written policies and procedures.  The principal objective of asset and liability management is to manage the sensitivity of net interest margin to changing interest rates. When evaluating risk management strategies, we consider a variety of factors, including, but not limited to, management’s risk tolerance, market conditions and portfolio composition.

We manage our exposure to certain market risks through our regular operating and financing activities and when deemed appropriate, through the use of derivative instruments.   These instruments are used to manage underlying exposures; we do not use derivatives for trading, market making or speculative purposes.  Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Derivative Instruments” for information on risk management strategies, corporate governance and derivatives usage.

Interest Rate Risk

Interest rate risk can result from timing differences in the maturity or re-pricing of assets and liabilities.  Changes in the level and volatility of market interest rate curves also create interest rate risk as the re-pricing of assets and liabilities are a function of implied forward interest rates.  We are also exposed to basis risk, which is the difference in re-pricing characteristics of two floating rate indices.

Change in Methodology and Model

At March 31, 2008, we utilized a Value-at-Risk (“VaR”) model to present the potential loss in fair value for our portfolio from adverse changes in interest rates for a 30-day holding period within a 95 percent confidence interval using a Monte Carlo simulation technique.  During fiscal 2009, we moved from a VaR model to a Net Interest Income Sensitivity (“NII”) model due to the increased flexibility and functionality of the NII model.

The NII Sensitivity model allows for greater transparency of our interest rate-sensitive positions.  The NII Sensitivity model accommodates both increasing and decreasing rate scenarios which assume an instantaneous shift in interest rates and measures the corresponding change in expected net interest margin.  These scenarios are intended to provide a comprehensive view of interest rate risk exposure over a wide range of outcomes.  The NII Sensitivity model allows us to consider factors such as asset and liability balances, contractual rates of interest, contractual principal payment schedules, expected prepayment experience, maturities, forecasted balance sheet changes and product mix.  The NII Sensitivity methodology is an effective tool in minimizing our interest rate exposure.

NII Sensitivity Model Assumptions

Sensitivity analysis represents our best estimate of the impact of forecasted interest rate scenarios and is not necessarily indicative of actual results.  Interest rate scenarios were derived from implied forward curves based on market expectations.  Internal and external data sources were used for the reinvestment of maturing assets, refinancing of maturing debt and replacement of maturing derivatives.  The prepayment of retail finance and lease receivables was based on our historical experience and attrition projections, voluntary or involuntary.   We continuously monitor our balance sheet positions, economic trends and market conditions, internal forecasts and expected business growth in an effort to maintain an acceptable level of exposure to interest rate changes.

NII Sensitivity Analysis

We use NII sensitivity simulations to assess and manage interest rate risk.  Our simulations allow us to analyze the sensitivity of our existing portfolio as well as the expected sensitivity of our new business.  We measure the potential volatility in our net interest income and manage our interest rate risk by assessing the dollar impact given a 100 basis point increase or decrease in the implied yield curve.  ALCO reviews the amount at risk and prescribes steps, if needed, to mitigate our exposure.

The table below reflects the potential 12-month change in pre-tax earnings based on hypothetical movements in future market interest rates.  The NII sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves.  These interest rate scenarios do not represent management’s view of future interest rate movements.  In reality, interest rates are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below.

NII Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2009	($13.0)	$4.1
March 31, 2008	($12.9)	$13.1

The NII sensitivity results indicate how much earnings at risk would affect our pre-tax income given parallel changes in the yield curve.  Our NII results show a liability sensitive position at March 31, 2009 and 2008.  Any changes in interest rates can have a negative impact on our debt and retail finance receivable portfolios.  To mitigate this risk, we enter into derivative transactions that have opposite risk exposures.

We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement such strategies to protect our net interest margins from the potential negative effects of changes in interest rates.  We have established risk limits to monitor and control our exposures.  Our current exposure is considered within tolerable limits

Foreign Exchange Risk

Foreign exchange risk represents exposure to changes in the values of our current holdings and future cash flows denominated in other currencies.   To meet our funding objectives, we issue fixed and floating rate debt denominated in a number of different currencies. Our policy is to minimize exposures to changes in foreign exchange rates. Currency exposure related to foreign currency debt is hedged at issuance through the execution of cross-currency interest rate swaps which effectively converts our obligations on foreign denominated debt into U.S. dollar denominated 3-month LIBOR based payments.

Our debt is accounted for at amortized cost in our Consolidated Balance Sheet. We may elect to hedge our debt for changes in interest rate risk, foreign exchange risk or both. If our debt is hedged, we adjust the carrying value of our debt to reflect changes in the fair value attributable to interest and foreign exchange risks with an offsetting amount recorded in interest expense in the Consolidated Statement of Income. Additionally, we also recognize changes in the fair value of derivatives designated as hedges in interest expense in the Consolidated Statement of Income.

If we elect not to hedge our debt, it is initially translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance sheet date using the exchange rate in effect at that date. The associated foreign currency swaps are recorded at fair value.

Our foreign exchange portfolio is actively hedged and our current exposure is minimal.

Investment Securities Portfolio

Our investment securities portfolio is exposed to foreign exchange risk related to international equity funds and international fixed income mutual funds.  We do not enter into derivatives to modify risks associated with our investment securities portfolio.

As of March 31, 2009, the cost of our international equity investments was $120 million and the fair value was $124 million.  As of March 31, 2008, the cost was $156 million with a fair value of $163 million.

Counterparty Credit Risk

We manage counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, and actively monitoring our exposure to counterparties.

At March 31, 2009, substantially all of our derivative instruments were executed with financial institutions assigned investment grade ratings of "A" or better by NRSROs.  In addition, we require counterparties that are rated BBB+ or below to fully collateralize their net derivative exposures with us.  However, our counterparty credit risk could be adversely affected by the deterioration of the U.S. economy and the financial crisis in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  We perform valuations of our position with each counterparty and exchange cash collateral at least monthly.  In addition, if either party to our ISDA Master Agreements, in its reasonable opinion, believes there has been a material decline in the creditworthiness of the other party, it can call for more frequent collateral transfers.  If the market value of either counterparty’s net derivatives position exceeds a specified threshold, that counterparty is required to transfer cash collateral in excess of the threshold to the other counterparty.  Under our ISDA Master Agreements, we are only obligated to exchange cash collateral.  Neither we nor our counterparties are required to hold the collateral in a segregated account.  Our collateral arrangements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, which are included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” for further discussion.

A summary of our net counterparty credit exposure by credit rating as of March 31, 2009 and 2008 (net of collateral held) is presented below (dollars in millions):

	March 31,
	2009	2008
Credit Rating
AAA	$-	$189
AA	92	900
A	77	441
Total net counterparty credit exposure	$169	$1,530

In accordance with SFAS 157, we recorded a credit valuation adjustment of $18 million related to non-performance risk of our counterparties and a credit valuation adjustment of $69 million on our own non-performance risk at March 31, 2009.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to Note 2 – Fair Value Measurements of the Notes to the Consolidated Financial Statements for further discussion.

 Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers.  Changes in economic conditions may expose us to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults.

The following tables summarize our fixed income holding distribution as of March 31, 2009 and 2008 by market value and credit rating (dollars in millions):

	As of March 31, 2009
			Distribution by credit rating
Fixed income security category	Amortized cost	Fair value	AAA	AA	A	BBB	BB or below
Fixed income mutual funds	$1,334	$1,250	$651	$381	$176	-	$42
Asset backed securities	384	376	370	1	1	3	1
Mortgage backed securities	188	183	175	3	1	2	2
U.S. treasury and government agency debt	70	71	71	-	-	-	-
Corporate debt securities	64	63	9	5	34	13	2
Municipal debt securities	3	3	1	-	2	-
Total	$2,043	$1,946	$1,277	$390	$214	$18	$47

	As of March 31, 2008
			Distribution by credit rating
Fixed income security category	Amortized cost	Fair value	AAA	AA	A	BBB	BB or below
Fixed income mutual funds	$530	$547	$274	$129	$110	-	$34
Asset backed securities	576	567	433	-	133	1	-
Mortgage backed securities	284	278	278	-	-	-	-
U.S. treasury and government agency debt	89	92	92	-	-	-	-
Corporate debt securities	135	128	13	17	36	48	14
Municipal debt securities	3	3	3	-	-	-	-
Total	$1,617	$1,615	$1,093	$146	$279	$49	$48

Equity Price Risk

We are exposed to equity price risk related to equity investments included in our investment portfolio.  These investments, classified as available-for-sale in our Consolidated Balance Sheet, consist primarily of passively managed mutual funds and preferred stock that are designed to track the performance of major equity market indices.  Any changes in fair value are reported in other comprehensive income, which includes the unrealized gain (loss) on marketable securities.  Fair market values of the equity investments are primarily determined using quoted market prices.

A summary of the unrealized gains and losses on equity investments assuming a 10 percent and 20 percent adverse change in market prices is presented below.  Unrealized gains and losses are included in other comprehensive income in the Consolidated Statement of Shareholder’s Equity (dollars in millions):

	March 31,
	2009	2008
Cost	$246	$331
Fair market value	241	333
Unrealized gain (loss), net of tax	(3)	1
With estimated 10 percent adverse change, net of tax	(18)	(19)
With estimated 20 percent adverse change, net of tax	(33)	(40)

These hypothetical scenarios represent an estimate of reasonably possible net losses that may be recognized as a result of changes in the fair market value of our equity investments assuming hypothetical instantaneous and parallel adverse shifts in market rates.  These scenarios are not necessarily indicative of actual results that may occur.  Additionally, the hypothetical scenarios do not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from estimates.

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Toyota Motor Credit Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
June 15, 2009

 TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)

	Fiscal years ended March 31,
	2009	2008	2007
Financing revenues:
Operating lease	$4,925	$4,433	$3,624
Retail financing	3,317	3,112	2,539
Dealer financing	558	647	547
Total financing revenues	8,800	8,192	6,710

Depreciation on operating leases	4,176	3,299	2,673
Interest expense	2,956	4,151	2,662
Net financing margin	1,668	742	1,375

Insurance earned premiums and contract revenues	421	385	334
Investment and other income, net	11	301	252
Total net financing margin and other revenues	2,100	1,428	1,961

Expenses:
Provision for credit losses	2,160	809	410
Operating and administrative	799	841	758
Insurance losses and loss adjustment expenses	193	158	126
Total expenses	3,152	1,808	1,294

(Loss) income before income taxes	(1,052)	(380)	667
(Benefit) provision for income taxes	(429)	(157)	233

Net (loss) income	($623)	($223)	$434

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	March 31,
	2009	2008
ASSETS

Cash and cash equivalents	$6,298	$736
Investments in marketable securities	2,187	1,948
Finance receivables, net	54,574	55,481
Investments in operating leases, net	17,980	18,656
Other assets	2,640	3,577
Total assets	$83,679	$80,398

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$72,983	$68,266
Deferred income taxes	2,454	3,120
Other liabilities	4,149	4,232
Total liabilities	79,586	75,618

Commitments and contingencies (Note 15)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized;
91,500 issued and outstanding)	915	915
Additional paid-in capital	1	-
Accumulated other comprehensive income	(63)	-
Retained earnings	3,240	3,865
Total shareholder's equity	4,093	4,780
Total liabilities and shareholder's equity	$83,679	$80,398

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
(Dollars in millions)
	Capital stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
BALANCE AT MARCH 31, 2006	$915	$-	$60	$3,784	$4,759
Net income for the year ended March 31, 2007	-	-	-	434	434
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $4 million	-	-	10	-	10
Reclassification adjustment for net gain included in net income, net of tax provision of $10 million	-	-	(18)	-	(18)
Total comprehensive income	-	-	(8)	434	426
Advances to TFSA	-	-	-	(24)	(24)
Dividends	-	-	-	(130)	(130)
BALANCE AT MARCH 31, 2007	$915	$-	$52	$4,064	$5,031

Net income for the year ended March 31, 2008	-	-	-	(223)	(223)
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $16 million	-	-	(27)	-	(27)
Reclassification adjustment for net gain included in net income, net of tax provision of $14 million	-	-	(25)	-	(25)
Total comprehensive income	-	-	(52)	(223)	(275)

Advances to TFSA	-	-	-	(3)	(3)
Reclassification to re-establish receivable due from TFSA (Note 16)	-	-	-	27	27
BALANCE AT MARCH 31, 2008	$915	$-	$-	$3,865	$4,780
Net loss for the year ended March 31, 2009	-	-	-	(623)	(623)
Net unrealized loss on available-for-sale marketable securities, net of tax benefit of $38 million	-	-	(64)	-	(64)
Reclassification adjustment for net gain included in net income, net of tax provision of $0	-	-	1	-	1
Total comprehensive loss	-	-	(63)	(623)	(686)
Effects of accounting change regarding pension plan measurement date pursuant to FASB Statement No. 158	-	-	-	(2)	(2)
Stock-based compensation	-	1	-	-	1
BALANCE AT MARCH 31, 2009	$915	$1	($63)	$3,240	$4,093
See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
	Fiscal years ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	($623)	($223)	$434
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,316	3,445	2,807
Recognition of deferred income	(1,014)	(896)	(682)
Provision for credit losses	2,160	809	410
Amortization of deferred origination fees	327	402	355
Fair value adjustments and amortization of premiums and discounts associated with debt, net	(3,599)	1,810	678
Net, loss (gain) from sale of marketable securities	11	(76)	(77)
Impairment on marketable securities	181	5	6
Net change in:
Derivative assets	1,359	(291)	(340)
Other assets	273	(274)	(444)
Deferred income taxes	(626)	19	732
Derivative liabilities	241	1,003	(132)
Other liabilities	(292)	501	424
Net cash provided by operating activities	2,714	6,234	4,171

Cash flows from investing activities:
Purchase of investments in marketable securities	(2,163)	(1,813)	(1,363)
Disposition of investments in marketable securities	1,631	1,313	1,114
Acquisition of finance receivables	(23,350)	(26,466)	(22,490)
Collection of finance receivables	20,857	20,081	17,521
Net change in wholesale receivables	1,839	(1,853)	(1,220)
Acquisition of investments in operating leases	(7,626)	(8,655)	(8,548)
Disposals of investments in operating leases	4,144	3,394	2,431
Advances to affiliate	(6,733)	(2,806)	-
Repayments from affiliates	6,159	2,127	-
Other, net	(24)	-	-
Net cash used in investing activities	(5,266)	(14,678)	(12,555)

Cash flows from financing activities:
Proceeds from issuance of debt	22,925	21,914	16,286
Payments on debt	(18,777)	(15,159)	(9,882)
Net change in commercial paper	1,996	965	2,648
Net advances from (to) TFSA (Note 16)	-	131	(24)
Advances from affiliates (Note 16)	2,000	-	-
Repayments to affiliates (Note 16)	(30)	-	-
Dividends paid	-	-	(130)
Net cash provided by financing activities	8,114	7,851	8,898
Net increase (decrease) in cash and cash equivalents	5,562	(593)	514
Cash and cash equivalents at the beginning of the period	736	1,329	815
Cash and cash equivalents at the end of the period	$6,298	$736	$1,329

Supplemental disclosures:
Interest paid	$2,647	$2,968	$2,260
Income taxes received	$3	$133	$149
Non-cash financing:
Capital contribution for stock-based compensation	$1	$-	$-
See Accompanying Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

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

We provide a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers in the United States (excluding Hawaii) (the “U.S.”) and Puerto Rico.  We also provide finance products to commercial and industrial equipment dealers (“industrial equipment dealers”) and their customers.  Our products fall primarily into the following finance and insurance product categories:

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

Our primary finance and insurance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus vehicle dealers.  As of March 31, 2009, approximately 22 percent of managed vehicle retail and lease assets were located in California, 10 percent in Texas, 7 percent in New York, and 6 percent in New Jersey.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of TMCC and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated.

We consolidate all variable interest entities where we are the primary beneficiary.  We assess whether we are the primary beneficiary by performing qualitative and quantitative analysis of the risks of expected losses.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both.

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

Revenue Recognition

Retail and Dealer Financing Revenues

Revenues associated with retail and dealer financing are recognized so as to approximate a level rate of return over the contract term.  Incremental direct costs incurred in connection with the acquisition of retail and dealer financing receivables, including incentive and rate participation payments made to vehicle dealers, are capitalized and amortized so as to approximate a level rate of return over the term of the related contracts.  Payments received on affiliate sponsored special rate programs (“subvention”) are deferred and recognized so as to approximate a level return over the term of the related contracts.

Operating Lease Revenues

Investments in operating leases are recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value.  Operating lease revenue is recorded to income on a straight-line basis over the term of the lease.  Incremental direct costs incurred in connection with the acquisition of lease contracts are capitalized and amortized on a straight-line basis over the term of the related contracts.  Payments received on subvention programs are deferred and recognized on a straight-line basis over the term of the related contracts.  Operating lease revenue is recorded net of sales taxes collected from customers.

  TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Direct Finance Lease Revenues

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

The portion of premiums and contract revenues applicable to the unexpired terms of the policies is recorded as unearned premiums or unearned contract revenue.  Policies and contracts sold range in term from 3 to 120 months.  Certain costs of acquiring new business, consisting primarily of commissions and premium taxes, are deferred and amortized over the term of the related policies on the same basis as revenues are earned.

Commissions and fees from services provided are recognized over the term of the coverage in relation to the timing of services performed.  The effect of subsequent cancellations is recorded as an offset to unearned insurance premiums and unearned contract revenues.

Depreciation on Operating Leases

Depreciation on vehicle operating leases is recognized using the straight-line method over the lease term, typically two to five years.  The depreciable basis is the original cost of the vehicle less the estimated residual value of the vehicle at the end of the lease term.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable losses on our earning assets resulting from the failure of customers or dealers to make contractual payments.  Management evaluates the allowance at least quarterly, considering a variety of factors and assumptions to determine whether the allowance is considered adequate to cover probable losses.  The allowance for credit losses is management’s estimate of the amount of probable credit losses in our existing portfolio.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

The majority of the allowance for credit losses covers estimated losses on the homogenous portfolio of finance receivables and investment in operating leases, collectively evaluated for impairment in accordance with Statement of Financial Accounting Standards No. 5 – Accounting for Contingencies (“SFAS 5”).  We establish specific reserves to cover the estimated losses on dealer financing receivables identified for impairment under Statement of Financial Accounting Standards No. 114 - Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15 (“SFAS 114”).

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

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in other liabilities in the Consolidated Balance Sheet.  Estimated liabilities are reviewed regularly and we recognize any adjustments in the periods in which they are determined.  If anticipated losses, loss adjustment expenses, unamortized acquisition costs, and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

Cash and Cash Equivalents

Cash equivalents, consisting primarily of money market instruments and debt securities, represent highly liquid investments with maturities of three months or less at purchase.

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

Note 1 – Summary of Significant Accounting Policies (Continued)

Other-than-Temporary Impairment

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

Finance Receivables and Investments in Operating Leases

We record our finance receivables, which consist of retail and dealer accounts, and investment in operating leases at the amount outstanding, including accrued interest and deferred costs, net of the allowance for credit losses, unearned income and any net deferred fees.

Impaired Receivables

A receivable account balance is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the contract.  Impaired receivables include certain nonaccrual dealer financing receivables accounts for which an allowance has been recorded based on either the discounted cash flows, the market value, or the fair value of the underlying collateral.  Impaired accounts also include receivable balances that have been modified in troubled debt restructurings through concession to borrowers experiencing financial difficulties.  Troubled debt restructurings typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, interest forbearance, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral.

Nonaccrual Policy

Dealer Financing Receivables

Account balances for dealer financing receivables are placed on nonaccrual status if full payment of principal or interest is in doubt, or when principal or interest is 90 days or more past due. Collateral dependent loans are placed on nonaccrual status if collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a receivable is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred fees is suspended.  Interest income on nonaccrual receivables is recognized only to the extent it is received in cash. Accounts are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.  Receivable balances are charged off to the provision for credit losses when it is probable that a loss has been realized.

Retail Financing Receivables

Retail financing receivables and investments in operating leases are not placed on nonaccrual status when principal or interest is 90 days or more past due.  Rather, these receivables are charged off when payments due are no longer expected to be received or the account is 150 days contractually delinquent, whichever occurs first.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Determination of Residual Values

Substantially all of our residual value risk relates to our vehicle lease portfolio. Residual values of lease earning assets are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota and Lexus product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, buying and leasing behavior trends, and fuel prices.  We use various channels to sell vehicles returned at lease end.

At least quarterly we review the estimated end of term market values of leased vehicles to assess the appropriateness of the carrying values. To the extent the estimated end of term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value. Factors affecting the estimated end of term market value are similar to those considered in the evaluation of residual values at lease inception discussed above. These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among these factors in the future. For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases in the Consolidated Statement of Income. For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included under our retail financing revenues in the Consolidated Statement of Income.  These adjustments are accounted for as changes in accounting estimates.  In fiscal 2009, the aggregate impact of these changes in accounting estimates was $527 million, which represents the sum of the quarterly adjustments recorded throughout the year.

We review operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable. If such events or changes in circumstances are present, and if the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms are less than book value, the operating lease assets are considered to be impaired and a loss would be calculated and recorded in the current period Consolidated Statement of Income.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Used Vehicles Held for Sale

Used vehicles held for sale consist of off-lease vehicles and repossessed vehicles.  Off-lease vehicles are stated at the lower of cost, determined based on the contractual lease value, or market, using recent values.  Repossessed vehicles are stated at market, based on the same method used to estimate the residual value for off-lease vehicles.

Debt Issuance Costs

Costs that are direct and incremental to debt issuance are capitalized and amortized to interest expense over the contractual term of the debt.  All other costs related to debt issuance are expensed as incurred.

Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to net-settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis.  Changes in the fair value of derivatives are recorded in interest expense in the Consolidated Statement of Income.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

We use the “long-haul” method of assessing effectiveness for our fair value hedges, under which any ineffective portion of the derivative that is designated as a fair value hedge is recognized as a component of interest expense in the Consolidated Statement of Income. We recognize changes in the fair value of derivatives designated in fair value hedging relationships (including foreign currency fair value hedging relationships) in interest expense in the Consolidated Statement of Income along with the fair value changes of the related hedged item. For certain types of existing hedge relationships that meet stringent criteria, we apply the shortcut method, which provides an assumption of zero ineffectiveness that results in equal and offsetting changes in fair value in the Consolidated Statement of Income for both the hedged debt and the hedge accounting derivative. When the shortcut method is not applied, any ineffective portion of the derivative that is designated as a fair value hedge is recognized as a component of interest expense in the Consolidated Statement of Income.

If we elect not to designate a derivative instrument in a hedging relationship, or the relationship does not qualify for hedge accounting treatment, the full change in the fair value of the derivative instrument is recognized as a component of interest expense in the Consolidated Statement of Income with no offsetting adjustment for the economically hedged item.

We review the effectiveness of our hedging relationships at least quarterly to determine whether the relationships have been and continue to be effective.  We use regression analysis to assess the effectiveness of our hedges.  When we determine that a hedging relationship is not or has not been effective, hedge accounting is no longer applied.  If hedge accounting is discontinued, we continue to carry the derivative instrument as a component of other assets or other liabilities in the Consolidated Balance Sheet at fair value with changes in fair value reported in interest expense in the Consolidated Statement of Income.  Additionally, for discontinued fair value hedges, we cease to adjust the hedged item for changes in fair value and amortize the cumulative fair value adjustments recognized in prior periods over the remaining term of the debt.

We will also discontinue the use of hedge accounting if a derivative is sold, terminated, or exercised, or if management determines that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”).  De-designated derivatives are included within the category of non-hedge accounting derivatives.

We also issue debt which meets the SFAS 133 definition of a “hybrid financial instrument”.  These debt instruments are assessed to determine whether they contain embedded derivatives requiring separate reporting and accounting.  The embedded derivative may be bifurcated and recorded on the balance sheet at fair value or the entire financial instrument may be recorded at fair value. Changes in the fair value of the embedded derivative or the entire hybrid financial instrument are reported in interest expense in the Consolidated Statement of Income.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Foreign Currency Transactions

Certain transactions we have entered into, primarily related to debt, are denominated in foreign currencies.  If the debt is not in a hedge accounting relationship, the debt is translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance sheet date using the exchange rate in effect at that date.  Gains and losses related to foreign currency transactions, primarily debt, are included in interest expense in the Consolidated Statement of Income.

Reinsurance

On certain covered risks, we purchase reinsurance on an annual basis to protect us against the impact of unpredictable high severity losses.  The amounts recoverable from reinsurers are estimated in a manner consistent with the reinsurance policy and include recoverable amounts for paid and unpaid losses.  Amounts recoverable from reinsurers on unpaid losses, including incurred but not reported losses, and losses paid are included in other assets in the Consolidated Balance Sheet.  Amounts recoverable from reinsurers on unpaid losses are recorded as a receivable but are not collectible until the losses are paid.  Revenues related to premiums ceded are recognized on the same basis as the related revenues from premiums written.  Ceded insurance-related expenses are recorded as a reduction to insurance losses and loss adjustment expenses in the Consolidated Statement of Income.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for TMCC as of June 30, 2009 and will not impact our consolidated financial condition or statement of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  The FSP is intended to improve consistency in the timing of impairment recognition, and provide greater clarity to investors about credit and non-credit components of impaired debt securities that are not expected to be sold.  The FSP is effective for TMCC as of June 30, 2009 and is not expected to have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”.  The FSP addresses the measurement of fair value of financial assets and liabilities when there is no active market or where the price inputs being used could be indicative of distressed sales and is effective for TMCC as of June 30, 2009. The FSP is not expected to have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which requires all entities to report noncontrolling interest in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling interest in the subsidiary.  SFAS 160 is effective for TMCC beginning on April 1, 2009 and is not expected to have a material impact on our consolidated financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”).   SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for TMCC as of June 30, 2009.  The adoption of SFAS 165 is not expected to have a material impact on our consolidated financial condition or statement of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Standards

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by public entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”, which amends FASB Statement No. 140, “Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FASB Interpretation No. 46 R, “Consolidation of Variable Interest Entities”.  The FSP requires enhanced disclosures about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities.  The FSP was effective for TMCC for the interim reporting period ended December 31, 2008 and did not have a material impact on our disclosures.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”.  The FSP clarifies the application of FASB Statement No. 157 “Fair Value Measurements” in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is inactive.  The FSP was effective immediately upon issuance by the FASB and did not have a material impact on our consolidated financial condition or results of operations.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”.  The FSP requires enhanced disclosures about the current status of payment or performance risk guarantees by sellers of credit derivatives.  The FSP was effective for TMCC for the interim reporting period ended December 31, 2008 and did not have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 was effective for TMCC for the quarter beginning January 1, 2009 and did not have a material impact on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”.  The FSP states that Statement of Financial Accounting Standards 157 does not apply under SFAS No. 13, “Accounting for Leases,” and its related interpretative accounting pronouncements that address leasing transactions.  The adoption of this FSP on April 1, 2008 did not have a material impact on our consolidated financial condition or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of the FASB Statement No. 157,” (“FSP FAS 157-2”), which defers the effective date of FAS 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis until fiscal years beginning after November 15, 2008.  The FSP states that a measurement is recurring if it happens at least annually and defines nonfinancial assets and liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability.  The adoption of the FSP on April 1, 2008 did not have a material impact on our consolidated financial condition or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”), which modifies the accounting for business combinations.  The accounting standard requires, with few exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date at fair value.  SFAS 141R was effective for business combinations completed on or after January 1, 2009.  The adoption of SFAS 141R did not have a material impact on our consolidated financial condition or results of operations.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”), which provides the SEC’s views on accounting for written loan commitments recorded at fair value.  SAB 109 requires that the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  We adopted SAB 109 on January 1, 2008.  The adoption of SAB 109 did not have a material impact on our consolidated financial condition or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which was effective for us as of April 1, 2008. This standard provides an option to irrevocably elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments.  We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value.  Therefore, the adoption of this standard has had no impact on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the recognition of a plan’s over-funded or under-funded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive income.  SFAS 158 requires the measurement date of plan assets to coincide with our fiscal year ended March 31 of each year.  As part of the SFAS 158 transition period adjustment, we recorded an after-tax charge to retained earnings of $2 million at June 30, 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over specific entity inputs.  The adoption of SFAS 157 on April 1, 2008 did not have a material impact on our consolidated financial condition or results of operations and no transition adjustment to retained earnings was recorded.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements

Effective April 1, 2008, we adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.   There was no transition adjustment as a result of the adoption of SFAS 157.

Fair Value Measurement – Definition and Hierarchy

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs by requiring that observable inputs be used when available.  Fair value should be based on assumptions that market participants would use, including a consideration of nonperformance risk.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted (unadjusted) prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  Examples of assets currently utilizing Level 1 inputs are most U.S. government securities, actively exchange-traded equity mutual funds, and money market funds.

Level 2:  Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.  Examples of assets and liabilities currently utilizing Level 2 inputs are U.S. government agency securities, corporate bonds, mortgage-backed securities, asset-backed securities, private placement investments in fixed income mutual funds and most over-the-counter (“OTC”) derivatives.

Level 3:  Unobservable inputs that are supported by little or no market activity may require significant adjustments in order to determine the fair value of the assets and liabilities.  Examples of assets and liabilities currently utilizing Level 3 inputs are structured OTC derivatives.

The use of observable and unobservable inputs is reflected in the fair value hierarchy assessment disclosed in the tables within this section.  The availability of observable inputs can vary based upon the financial instrument and other factors, such as instrument type, market liquidity and other specific characteristics particular to the financial instrument.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires additional judgment by management. The degree of management’s judgment can result in financial instruments being classified as or transferred to the Level 3 category.

Controls over Valuation of Financial Assets and Financial Liabilities

We have developed and continue to refine internal controls to ensure the appropriateness of fair value measurements including validation processes, review of key model inputs, and reconciliation of period-over-period fluctuations based on changes in key market inputs.  All fair value measurements are subject to analysis.  Review and approval by management is required as part of the validation process.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Fair Value Methods

Fair value is based on quoted market prices, if available.  If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use as inputs market-based or independently sourced market parameters.  We use prices and inputs that are current as of the measurement date, including during periods of market dislocation.  In periods of market dislocation, the availability of prices and inputs may be reduced for certain financial instruments.  This condition could result in a financial instrument being reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

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

Cash Equivalents

Cash equivalents, consisting of money market instruments, represent highly liquid investments with maturities of three months or less at purchase.  Generally, quoted market prices are used to determine the fair value of money market instruments.

Marketable Securities

The marketable securities portfolio consists of fixed income and equity securities.  Where available, we use quoted market prices to measure fair value for these financial instruments.  If quoted prices are not available, prices for similar assets and matrix pricing models are used.  Some securities may have limited transparency or less observability; in these situations, fair value may be estimated using various assumptions such as default rates, loss severity and credit ratings.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Derivatives

As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter.  Substantially all of our derivative exposures are with counterparties with an investment grade rating of “A” or better assigned by a nationally recognized statistical rating organization (“NRSRO”).

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

Certain other derivative transactions trade in less liquid markets with limited pricing information.  For such derivatives, key inputs to the valuation process include quotes from counterparties, and other market data used to corroborate and adjust values where appropriate.  Other market data includes values obtained from a market participant that serves as a third party pricing agent.  In addition, pricing is validated internally using valuation models to assess the reasonableness of changes in factors such as market prices, yield curves, credit curves, interest rates, foreign exchange rates, and volatilities.

Our derivative fair value measurements consider assumptions about counterparty and our own non-performance risk.  Generally, we assume that a valuation that uses the LIBOR curve to convert future values to present value is appropriate for derivative assets and liabilities.  We consider counterparty credit risk and our own non-performance risk through a credit valuation adjustment.  The credit valuation adjustment calculation uses the credit default probabilities of our derivative counterparties over a particular time period.  In situations where our net position with a derivative counterparty is a liability, we use our own credit default probability to calculate the required non-performance risk adjustment.  We use a relative fair value approach to allocate the credit valuation adjustments to our derivatives portfolio.

As of March 31, 2009, we decreased our derivative liabilities in the amount of $69 million for our own non-performance risk.   Derivative assets were decreased $18 million for counterparty credit risk.

Finance Receivables

Our finance receivables are not carried at fair value on a recurring basis on the balance sheet, nor are they actively traded.  In certain instances, finance receivables for which there is evidence of impairment may use an observable market price for the fair value of collateral if the loan is collateralized.  The fair values of impaired finance receivables based on the collateral value or market prices where available are reported at fair value on a non-recurring basis.  Additional adjustments may be considered to reflect current market conditions when estimating fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Other Assets

Other assets consist, in part, of a receivable from a money market mutual fund, which was adversely affected by the current liquidity crisis in the marketplace.  Since the net asset value of the money market mutual fund was no longer publicly available, we used net present value techniques adjusted for credit and liquidity risks and reported this in other assets.

Based on our analysis of the fund’s status at March 31, 2009, we considered the money market mutual fund impaired and recorded a $35 million impairment. The remaining balance of $26 million is reported at fair value on a nonrecurring basis.

The following table summarizes our financial assets and liabilities that were accounted for at fair value as of March 31, 2009, by level within the fair value hierarchy (dollars in millions):

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3	FIN 39 netting, collateral [1]	Fair value

Cash equivalents	$6,129	$-	$-	$-	$6,129
Marketable securities	284	1,903	-	-	2,187
Derivative assets[2]	-	2,020	159	(2,028)	151
Embedded derivative assets	-	-	24	-	24
Total assets [3]	$6,413	$3,923	$183	($2,028)	$8,491

Derivative liabilities[2]	$-	($2,909)	($216)	$1,808	($1,317)
Embedded derivative liabilities	-	-	(25)	-	(25)
Total liabilities [3]	$-	($2,909)	($241)	$1,808	($1,342)
Total assets and liabilities	$6,413	$1,014	($58)	($220)	$7,149

[1]  As permitted under FIN No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), we have elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

[2]  Includes derivative asset credit valuation adjustment of $18 million and derivative liability non-performance credit valuation adjustment of $69 million.  Derivative assets and derivative liabilities include interest rate swaps, foreign currency swaps, foreign currency forwards, and interest rate caps.

[3]	Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement

Note 2 – Fair Value Measurements (Continued)

The determination in classifying a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement.  The following table summarizes the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended March 31, 2009 (dollars in millions).

Year Ended March 31, 2009
	Fair value measurements using significant unobservable inputs (Level 3)
	Fair value, April 1, 2008	Total realized gains/ (losses)[2]	Purchases, issuances, and settlements, net[4]	Transfers in to Level 3	Transfers out of Level 3	Total unrealized gains/ (losses)[5]	Fair value March 31, 2009

Marketable securities	$-	($1)	$1	$-	$-	$-	$-
Derivative assets (liabilities), net 3,4,	295	(258)	70	-	-	(164)	(57)
Embedded derivative liabilities, net	(40)	11	-	-	-	28	(1)
Other assets[6]	-	-	(363)	424	(61)	-	-
Total net assets (liabilities)[1]	$255	($248)	($292)	$424	($61)	($136)	($58)

[1] Level 3 recurring liabilities, as a percentage of total liabilities, were less than (0.07%) at March 31, 2009.
[2]  Realized gains and losses may occur when available-for-sale securities are sold; realized losses may also occur when available-for-sale securities are considered other than temporarily impaired.  Realized gains and losses may occur on derivative contracts when they mature or are called or terminated early.

[3] The derivative assets (liabilities) are shown net within this table.
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

[6] Other assets include a money market fund (gross) that was impaired on March 31, 2009.

 TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

For each major category of assets, we disclose the fair value on a nonrecurring basis and any changes in fair value during the reporting period.  Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances, for example, when there is evidence of impairment.  These assets include impaired finance receivables and a receivable from a money market mutual fund.

The following table presents the financial instruments carried on the Consolidated Balance Sheet by caption and by level within the SFAS 157 valuation hierarchy as of March 31, 2009, for which a nonrecurring change in fair value has been recorded during the reporting period (dollars in millions).

	Fair value measurements on a nonrecurring basis at March 31, 2009
	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$237	$237
Other assets	-	-	26	26
Total assets at fair value on a nonrecurring basis	$-	$-	$263	$263

Nonrecurring Fair Value Changes

The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated Statement of Income for the years ended March 31, 2009, related to financial instruments held at March 31, 2009 (dollars in millions).

Year ended March 31, 2009
Finance receivables, net	($64)
Other assets	(35)
Total nonrecurring fair value (losses)	($99)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Significant Changes to Level 3 Assets During the Period

Level 3 assets and liabilities reported at fair value on a recurring basis decreased $313 million (net) for the year ended March 31, 2009. The reduction was due to changes in the derivatives portfolio and the impairment of our investment in a money market mutual fund.

Our derivative portfolio changed from net derivative assets of $295 million to net derivative liabilities of $57 million during the reporting period.  The derivatives portfolio was impacted by declining interest rates, widening credit spreads and shifting foreign exchange rates.  We recognized $258 million in realized losses due to maturities, calls and early terminations.   We transferred $424 million in other assets to the Level 3 category, partially offset by $363 million in cash collections during the period.  Due to impairment of a receivable from a money market mutual fund, we transferred $61 million (gross) out of Level 3 assets reported at fair value on a recurring basis to assets reported at fair value on a nonrecurring basis.

The change in assets measured at fair value on a nonrecurring basis resulted from an additional $237 million in impaired finance receivables and a $26 million write-down of a receivable from a money market mutual fund, recorded in other assets.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Fair Value of Financial Instruments

SFAS 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), requires the disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair value.  Financial instruments that are within the scope of SFAS 107 are included in the table below.   Additionally, the provisions of SFAS 107 do not require the disclosure of the fair value of certain financial instruments and all non-financial instruments such as lease financing arrangements and nonfinancial instruments, including goodwill and intangible assets.

The following is a description of financial instruments for which the ending balances at March 31, 2009 are not carried at fair value in their entirety on the Consolidated Balance Sheet.

Commercial Paper

These instruments are carried at amounts that approximate fair value due to their short duration and generally negligible credit risk.  Our commercial paper issuances expose us primarily to interest rate risk.  Where available, quoted market prices are used to value commercial paper.

Finance Receivables

Fair value of finance receivables is generally determined by projecting expected cash flows and discounting those cash flows using a rate reflective of current market conditions.  We estimate cash flows expected to be collected using contractual principal and interest cash flows adjusted for specific factors, such as prepayments, default rates, loss severity, credit scores, and collateral type.  These estimated cash flows are discounted at quoted secondary market rates if available, or estimated market rates that incorporate management’s best estimate of investor assumptions about the portfolio.

Debt

We use quoted market prices for debt when available.  When quoted market prices are not available, fair value is estimated based on current market rates and credit spreads for debt with similar maturities.  The carrying value and estimated fair value of certain financial instruments at March 31, 2009 and 2008 were as follows (dollars in millions):

	At March 31,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Finance receivables, net[1]	$54,165	$53,838	$55,000	$55,511

Financial liabilities
Commercial paper	$18,027	$18,027	$16,063	$16,063
Term debt[2]	$54,956	$55,101	$52,203	$52,517

[1] Finance receivables are presented net of allowance for loan and losses. Amounts exclude related party transactions and direct finance leases.
[2] Carrying value of term debt represents the sum of notes and loans payable and carrying value adjustment, which includes $2 billion of loans payable to affiliates at March 31, 2009 that are carried at amounts that approximate fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Marketable Securities

The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses are as follows (dollars in millions):

	March 31, 2009
	Amortized Cost	Fair value[1]	Unrealized gains	Unrealized losses
Available-for-sale securities:
Fixed income mutual funds	$1,334	$1,250	$8	($92)
Equity securities	246	241	-	(5)
Asset-backed securities	384	376	-	(8)
Mortgage-backed securities	188	183	6	(11)
U.S. Treasury and government agency debt securities	70	71	2	(1)
Corporate debt securities	64	63	1	(2)
Municipal debt securities	3	3	-	-
Total marketable securities	$2,289	$2,187	$17	($119)

	March 31, 2008
	Amortized Cost	Fair value	Unrealized gains	Unrealized losses
Available-for-sale securities:
Fixed income mutual funds [2]	$530	$547	$21	($4)
Equity securities [2]	331	333	8	(6)
Asset-backed securities	576	567	1	(10)
Mortgage-backed securities	284	278	3	(9)
U.S. Treasury and government agency debt securities	89	92	3	-
Corporate debt securities	135	128	2	(9)
Municipal debt securities	3	3	-	-
Total marketable securities	$1,948	$1,948	$38	($38)

1 The balance at March 31, 2009 includes $54 million of securities with subprime exposure.
2 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Marketable Securities (Continued)

At March 31, 2009, the total gross unrealized loss and fair value of investments that have been in a continuous unrealized loss position for 12 consecutive months or more was $18 million and $191 million, respectively. These investments are comprised of corporate debt securities, asset-backed securities, mortgage-backed securities, and private placement fixed income mutual funds. These securities are predominately all investment grade. We evaluated investment securities with fair values less than amortized cost and have determined that the decline in value is temporary and is primarily a result of liquidity conditions in the current market environment and not from concerns regarding the credit of the issuers or underlying collateral.  We believe it is probable that we will recover our investments, given the current levels of collateral and credit enhancements that exist to protect the investments. For securities analyzed for impairment under EITF 99-20, the collateral and credit enhancement features are at levels sufficient to ensure that an adverse change in expected future cash flows has not occurred.  We have the ability to hold these securities for a period of time sufficient to recover all gross unrealized losses. Accordingly, we have not recognized any other-than-temporary-impairment for these securities.

Proceeds from sales and realized gains and losses on sales from available-for-sale securities are presented below (dollars in millions).

	Years ended March 31,
	2009	2008	2007
Available-for-sale securities[1]:
Proceeds from sales	$1,357	$1,237	$936
Realized gains on sales	$29	$80	$82
Realized losses on sales[2]	$222	$9	$10

1 Cash flows related to interests retained in securitization transactions are discussed in Note 8 – Sale of Receivables.
2 Realized losses incurred in fiscal 2009, 2008, and 2007 include $181 million, $5 million and $6 million, respectively, in impairment losses.

The contractual maturities of investments in marketable securities at March 31, 2009 are summarized in the following table (dollars in millions).  Prepayments may cause actual maturities to differ from scheduled maturities.

Available-for-Sale Securities:	Amortized Cost	Fair value
Within one year	$9	$9
After one year through five years	416	411
After five years through ten years	75	75
After ten years	209	201
Fixed income mutual funds	1,334	1,250
Equity securities	246	241
Total	$2,289	$2,187

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost of $6 million and fair value of $6 million at March 31, 2009 and amortized cost of $5 million and fair value of $6 million at March 31, 2008.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Finance Receivables, Net

Finance receivables, net consisted of the following (dollars in millions):

	March 31,
	2009	2008
Retail receivables[1]	$45,312	$44,382
Dealer financing	10,939	11,768
	56,251	56,150
Deferred origination costs	709	747
Unearned income	(821)	(767)
Allowance for credit losses	(1,565)	(649)
Finance receivables, net	$54,574	$55,481

1 Includes direct finance lease receivables of $388 million and $527 million at March 31, 2009 and 2008, respectively.

Contractual maturities on retail receivables and dealer financing are as follows (dollars in millions):

	Contractual maturities
Years Ending March 31,	Retail receivables[1]	Dealer financing
2010	$12,647	$7,925
2011	11,720	580
2012	9,629	452
2013	6,719	601
2014	3,425	886
Thereafter	1,144	495
Total	$45,284	$10,939

[1] Includes direct finance lease receivables. Excludes $28 million of estimated unguaranteed residual values related to direct finance leases.

A significant portion of our finance receivables has historically been repaid prior to contractual maturity dates; contractual maturities as shown above should not be considered as necessarily indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Finance Receivables, Net (continued)

The tables below summarize information about impaired finance receivables (dollars in millions):

	March 31,
	2009	2008

Impaired account balances with an allowance [1]:
Dealer financing	$266	$-

Impaired account balances without an allowance:
Dealer financing	35	-

Total impaired account balances	$301	$-

1 Allowance of $64 million as of March 31, 2009 and $0 as of March 31, 2008.

Impaired finance receivables primarily consist of dealer financing accounts for which an allowance has been recorded based on the fair value of the underlying collateral.  For dealer financing accounts for which the fair value of the underlying collateral was in excess of the outstanding balance, no allowance was provided.

	Years ended March 31,
	2009	2008

Average balance of accounts during the period that were impaired as of March 31:
Dealer financing	$291	$-

Interest income recognized on impaired account balances during the period:
Dealer financing	$2	$-

Note 6 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following (dollars in millions):

	March 31,
	2009	2008
Vehicles	$24,260	$23,781
Equipment and other	956	919
	25,216	24,700
Deferred origination fees	(92)	(64)
Deferred income	(523)	(417)
Accumulated depreciation	(6,322)	(5,483)
Allowance for credit losses	(299)	(80)
Investments in operating leases, net	$17,980	$18,656

Future minimum lease rentals on operating leases are as follows (dollars in millions):

Years ending March 31,	Future minimum rentals on operating leases
2010	$3,587
2011	2,373
2012	921
2013	195
2014	21
Thereafter	-
Total	$7,097

A significant portion of our operating lease contracts has historically been terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of total future cash collections.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses and aggregate balances 60 or more days past due on finance receivables and investments in operating leases (dollars in millions):

	Years ended March 31,
	2009	2008	2007
Allowance for credit losses at beginning of period	$729	$554	$530
Provision for credit losses	2,160	809	410
Charge-offs, net of recoveries[1]	(1,025)	(634)	(386)
Allowance for credit losses at end of period	$1,864	$729	$554

	March 31,
	2009	2008	2007
Aggregate balances 60 or more days past due[2]
Finance receivables[3]	$374	$365	$258
Operating leases[3]	134	77	39
Total	$508	$442	$297

1 Net of recoveries of $109 million, $84 million, and $82 million in fiscal 2009, 2008 and 2007, respectively.
[2] Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Sale of Receivables

During fiscal 2008 and 2007, we retained servicing rights and earned a contractual servicing fee of one percent per annum on the total monthly outstanding principal balance of our securitized retail receivables.  In a subordinated capacity, we retained interest-only strips and subordinated securities in these securitizations.   The retained interests were held as restricted assets.  Investors in the securitizations had no recourse to us beyond our retained subordinated interests, any cash reserve funds, and any amounts drawn on revolving liquidity notes.  Our exposure to these retained interests existed until the associated securities were paid in full.  As of March 31, 2009, TMCC does not have any outstanding retained interest or securitizations.

Cash Flows from Securitizations

No securitizations were executed during fiscal 2009, 2008 and 2007. The following table summarizes certain cash flows received from, and paid to, the retail securitization trusts outstanding during fiscal 2009, 2008, and 2007 (dollars in millions).

	Years ended March 31,
	2009	2008	2007
Cash flow information:
Servicing fees received	$-	$1	$4
Excess interest received from interest only strips	$-	$3	$10
Repurchases of receivables[1]	$-	($41)	$-
Servicing advances	$-	($1)	($2)
Reimbursement of servicing advances	$-	$1	$2

[1] Balance represents optional clean-up calls. We exercised our right to repurchase finance receivables from securitization trusts as provided for in the terms of our securitization agreements.

As of March 31, 2009 and 2008, there were no outstanding balances of securitized retail finance receivables.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Accounting for Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

We use derivatives as part of our risk management strategy to hedge interest rate and foreign exchange risks.  We manage these risks by entering into derivatives transactions with the intent to minimize fluctuations in earnings, cash flows and fair value of assets and liabilities caused by market volatility.  We enter into derivatives for risk management purposes only. Our use of derivatives is limited to the management of interest rate and foreign exchange risks.

Our liabilities consist mainly of fixed and floating rate debt, denominated in a number of different currencies, which we source primarily from the global capital markets.  We hedge our interest rate and currency risk inherent in these liabilities by entering into interest rate swaps, which effectively convert our obligations into U.S. dollar denominated, 3-month LIBOR based payments.

Our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  Our approach to asset liability management involves hedging our risk exposures so that changes in interest rates do not have an adverse effect on our net interest margin and cash flows.  We use swaps and interest rate caps, executed on a portfolio basis, to manage interest rate risk.  The resulting asset liability profile is consistent with the overall risk management strategy as directed by Asset-Liability Committee (“ALCO”).

 TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Accounting for Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at March 31, 2009 as reported in the Consolidated Balance Sheet (dollars in millions):

	Hedge accounting derivatives		Non-hedge accounting derivatives		Total
	Notional	Fair value	Notional	Fair value	Notional	Fair value
Other assets
Interest rate swaps	$962	$90	$14,393	$528	$15,355	$618
Foreign exchange swaps	8,328	1,116	8,007	411	16,335	1,527
Foreign exchange forwards	-	-	1,171	34	1,171	34
Interest rate caps	-	-	160	-	160	-
Embedded derivatives	-	-	-	24	-	24
Total	$9,290	$1,206	$23,731	$997	$33,021	2,203

FIN 39 Netting						(1,932)
Less: Collateral held[1]						(96)

Carrying value of derivative contracts – Other assets						$175

Other liabilities
Interest rate swaps	$-	$-	$59,447	($1,535)	$59,447	($1,535)
Foreign exchange swaps	10,028	(1,289)	3,831	(301)	13,859	(1,590)
Foreign exchange forwards	-	-	90	-	90	-
Embedded derivatives	-	-	-	(25)	-	(25)
Total	$10,028	($1,289)	$63,368	($1,861)	$73,396	(3,150)

FIN 39 Netting						1,932
Plus: Collateral held[1,2]						(124)

Carrying value of derivative contracts – Other liabilities						($1,342)

1 Represents cash received under reciprocal collateral arrangements that we have entered into with certain derivative counterparties.
2 As of March 31, 2009, we had posted collateral of $295 million and held collateral of $419 million with counterparties who were in a net liability position with us, resulting in net collateral held of $124 million. The $419 million of collateral held was from counterparties whose position had shifted from a net asset to a net liability position subsequent to the date collateral was transferred.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Accounting for Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense (dollars in millions):

	Years ended March 31,
	2009	2008 [3]	2007 [3]
Interest expense on debt	$2,759	$3,031	$2,546
Interest expense on pay float swaps[1]	(727)	302	241
Interest expense on debt, net of pay float swaps	2,032	3,333	2,787

Interest expense on pay fixed swaps	797	(142)	(385)
Ineffectiveness related to hedge accounting derivatives[2]	(50)	(4)	15
(Gain) loss on foreign currency transactions	(598)	174	127
Loss (gain) on currency swaps and forwards [2]	470	(152)	(127)

(Gain) loss on other non-hedge accounting derivatives:
Pay float swaps[2]	6	(619)	(180)
Pay fixed swaps[2]	299	1,561	425
Total interest expense	$2,956	$4,151	$2,662

1   Includes both hedge and non-hedge accounting derivatives.
[2]  Fiscal 2009 includes credit valuation (gain) loss adjustment of which ($11) million is included in ineffectiveness related to hedge accounting derivatives, ($8) million is included in currency swaps, ($34) million is included in pay fixed swaps and $2 million is included in pay float swaps.

3 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Accounting for Derivatives, Hedging Activities and Interest Expense (Continued)

The table below summarizes the location and amount of gains and losses recognized in interest expense on derivative instruments and related hedged items for the year ended March 31, 2009 as reported in our Consolidated Statement of Income (dollars in millions):

(Gain) loss
Hedge accounting derivatives:
Interest rate swaps	($8)
Foreign exchange swaps	2,873
2,865
Less Hedged item:
Fixed rate debt	(2,915)
Ineffectiveness related to hedge accounting derivatives	($50)

Loss on currency swaps and forwards	$470
Other non-hedge accounting derivatives:
Interest rate contracts	$343
Embedded derivatives	(38)
Loss on other non-hedge accounting derivatives	$305

Credit Risk Related Contingent Features

Certain of our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  In addition, upon specified downgrades in a party’s credit ratings, the threshold at which that party would be required to post collateral to the other party would be lowered.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that are in a net liability position at March 31, 2009 is $1,386 million. In the normal course of business, we posted collateral of $295 million at March 31, 2009.  At March 31, 2009, if our ratings were to have declined to “A+”, we would have been required to post $628 million of additional collateral to the counterparties with which we were in a net liability position at March 31, 2009.  If our ratings were to have declined to “BBB+” or below, we would have been required to post $1,386 million of additional collateral to the counterparties with which we were in a net liability position at March 31, 2009.  This is the same amount we would need in order to settle all instruments that were in a net liability position at March 31, 2009.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following (dollars in millions):

	March 31,
	2009	2008 [1]
Other assets:
Notes receivable from affiliates	$1,231	$711
Used vehicles held for sale	358	269
Deferred charges	246	225
Income taxes receivable	186	386
Derivative assets	175	1,533
Other assets	444	453
Total other assets	$2,640	$3,577

Other liabilities:
Unearned insurance premiums and contract revenues	$1,350	$1,312
Derivative liabilities	1,342	1,101
Accounts payable and accrued expenses	901	1,020
Deferred income	283	302
Other liabilities	273	497
Total other liabilities	$4,149	$4,232

1 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows (dollars in millions):

			Weighted average contractual interest rates[4]
	March 31,		March 31,
	2009	2008	2009	2008
Commercial paper[1]	$18,027	$16,063	1.50%	3.25%
Notes and loans payable[2]	55,053	49,232	3.96%	4.30%
Carrying value adjustment[3]	(97)	2,971
Total debt	$72,983	$68,266	3.35%	4.05%

[1] Includes unamortized discount.
[2] Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.
[3] Represents the effects of foreign currency transaction gains and losses and fair value adjustments to debt in hedging relationships, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

[4] Calculated based on original notional or par value before consideration of premium or discount.

The carrying value of our notes and loans payable includes unsecured notes denominated in various foreign currencies valued at $28.5 billion and $23.7 billion at March 31, 2009 and 2008, respectively.  Concurrent with the issuance of these unsecured notes, we entered into currency swaps, currency basis swaps, or a combination of interest rate swaps coupled with currency basis swaps in the same notional amount in order to convert our obligations relating to our non-U.S. dollar denominated obligations into U.S. dollar denominated obligations.

Additionally, the carrying value of our notes and loans payable at March 31, 2009 consists of $15.5 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 17.5 percent and $39.5 billion of unsecured fixed rate debt with contractual interest rates ranging from 0 percent to 15.3 percent.  We hedge interest rate risk by entering into pay float interest rate swaps which effectively convert obligations into 3-month LIBOR based obligations.

As of March 31, 2009, our commercial paper had an average remaining maturity of 30 days.  Our notes and loans payable mature on various dates through fiscal 2047.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Debt (Continued)

Scheduled maturities of our debt portfolio are summarized below (dollars in millions):

March 31,
Commercial paper	$18,027
Other debt due in the fiscal years ending:
2010	19,275
2011	9,087
2012	13,071
2013	2,483
2014	1,735
Thereafter	9,305
Total other debt	54,956
Debt	$72,983

Interest payments on debt, including net settlements on interest rate swaps, were $2.1 billion in both fiscal 2009 and 2008, and $1.6 billion in fiscal 2007.

Note 12 – Liquidity Facilities and Letters of Credit

364 Day Credit Agreement

In March 2009, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2009.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2009 and 2008.

Letters of Credit Facilities Agreement

In addition, TMCC has uncommitted letters of credit facilities totaling $5 million and $55 million at March 31, 2009 and 2008, respectively.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities were used at March 31, 2009 and 2008.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Liquidity Facilities and Letters of Credit (Continued)

Other Credit Agreements

In December 2008, TMCC entered into a committed bank credit facility in the amount of up to JPY 100 billion, or approximately $1.0 billion as of March 31, 2009.   In December 2008, TMCC entered into an uncommitted bank credit facility in the amount of JPY 100 billion, or approximately $1.0 billion as of March 31, 2009.  Neither of these facilities was drawn upon as of March 31, 2009.

Note 13 – Pension and Other Benefit Plans

Defined Benefit Plan

Our employees are generally eligible to participate in the TMS pension plan commencing on the first day of the month following hire and are vested after 5 years of continuous employment.  Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service, the highest average compensation for any 60 consecutive month period out of the last 120 months of employment, and one-half of the highest average fiscal year bonus for the 60 consecutive month period in the last 120 months of employment used to calculate highest average compensation, reduced by an estimated amount of social security benefits.

Defined Contribution Plan

Employees are also eligible to participate in the Toyota Savings Plan sponsored by TMS.  Participants may elect to contribute up to 30 percent of their base pay on a pre-tax basis, subject to Internal Revenue Code limitations.  We match 66-2/3 cents for each dollar the participant contributes, up to 6 percent of base pay.  Participants are vested 25 percent each year with respect to our contributions and are fully vested after four years.

Other Post-Employment Benefits

In addition, employees are generally eligible to participate in various health and life and other post-retirement benefits sponsored by TMS.  In order to be eligible for these benefits, the employee must retire with at least ten years of service and in some cases be at least 55 years of age.

TMS adopted certain recognition provisions of SFAS 158 as of March 31, 2007.  The recognition provisions did not affect participating entities, including us.

As of March 31, 2009, TMS adopted provisions of SFAS 158 as it relates to the elimination of early measurement of plan assets and plan obligations.  The early measurement elimination provisions impacted participating entities, including us.  The result was an increase to liabilities and a decrease in opening retained earnings at April 1, 2008.  The adoption of these provisions did not have a material impact on shareholder’s equity.

Our employee benefits expense was $55 million, $54 million, and $63 million for the years ended March 31, 2009, 2008, and 2007, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Tax Provision

The provision for income taxes consisted of the following (dollars in millions):

	Years ended March 31,
	2009	2008 [1]	2007
Current
Federal, net of foreign tax credit	$170	($122)	($440)
State	20	(58)	(61)
Foreign	7	4	2
Total current	197	(176)	(499)
Deferred
Federal	(517)	7	638
State	(109)	12	94
Total deferred	(626)	19	732
(Benefit) provision for income taxes	($429)	($157)	$233

1 Certain prior period amounts have been reclassified between the current (benefit) provision and the deferred (benefit) provision to properly reflect the components of the (benefit) provision for income taxes.  This reclassification had no other effect on the financial statements.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2009	2008	2007
Provision for income taxes at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	4.1%	5.3%	3.8%
Other[1]	1.7%	1.0%	(3.9%)
Effective tax rate[2]	40.8%	41.3%	34.9%

[1] Includes deferred tax benefit due to reduced effective state tax rates and hybrid credits for the years ended March 31, 2009, 2008 and 2007.
[2] The effective tax rates at March 31, 2009 and 2008 represent tax benefits. The effective tax rate at March 31, 2007 represents a tax provision expense.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Tax Provision (Continued)

The deferred federal and state income tax liabilities are as follows (dollars in millions):

	March 31,
	2009	2008
Federal	$2,193	$2,750
State	261	370
Net deferred income tax liability	$2,454	$3,120

Our deferred tax liabilities and assets consisted of the following (dollars in millions):

	March 31,
	2009	2008
Liabilities:
Lease transactions	$4,802	$3,697
State taxes	252	285
Mark-to-market of investments in marketable securities	-	1
Other	45	-
Deferred tax liabilities	5,099	3,983

Assets:
Mark-to-market of investments in marketable securities	38	-
Provision for credit losses	1,031	354
Deferred costs and fees	97	92
Net operating loss and tax credit carryforwards	1,270	331
Other	218	92
Deferred tax assets	2,654	869
Valuation allowance	(9)	(6)
Net deferred tax assets	2,645	863

Net deferred income tax liability	$2,454	$3,120

We have an estimated deferred tax asset related to our cumulative federal net operating loss carryforwards of $1.1 billion available at March 31, 2009. At March 31, 2009, we have a deferred tax asset of $122 million for state tax net operating loss carryforwards which expire in fiscal 2010 through fiscal 2029.  In addition, at March 31, 2009, we have a deferred tax asset for federal and state hybrid credits of $48 million.  The state tax net operating loss and state hybrid credits are reduced by a valuation allowance of $9 million.  We received a net income tax refund of $17 million in fiscal 2009 and $130 million in fiscal 2008.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Tax Provision (Continued)

At March 31, 2009, we had a payable of $2 million for TMA’s share of the income tax in those states where we filed consolidated/combined returns with TMA and/or its subsidiaries.   At March 31, 2008, the receivable amount was $35 million.

We adopted the provision of FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on April 1, 2007. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain.  Implementation of FIN 48 did not result in a cumulative effect adjustment to retained earnings at the date of adoption.

The change in unrecognized tax benefits in fiscal 2009 is as follows (dollars in millions):

March 31,
Balance at beginning of the period	$14
Increases related to positions taken during the prior years	169
Increases related to positions taken during the current year	-
Decreases related to positions taken during the prior years	(3)
Decreases related to positions taken during the current year	-
Settlements	(1)
Expiration of statute of limitations	(2)
Balance at end of period	$177

Of the $177 million of unrecognized tax benefits at March 31, 2009, approximately $2 million of the unrecognized tax benefits would, if recognized, affect the effective tax rate.  The deductibility of the remaining $175 million of unrecognized tax benefits is highly certain, but there is uncertainty about the timing of such deductibility.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense.  Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability.  For the year ended March 31, 2009, $6 million was accrued for interest expense and $2 million was accrued for penalties and charged to the income tax liability.

As of March 31, 2009, we remain under IRS examination or in appeals for fiscal years ended March 31, 2004 through March 31, 2009.

Subsequent to March 31, 2009, a tentative agreement on these issues was reached in favor of the Company.  As a result of this tentative agreement, the Company estimates the unrecognized tax benefit balance to be reduced by approximately $165 million during fiscal year 2010.  The anticipated reduction in the FIN 48 balance will have no impact on the Company's effective tax rate and statement of income as the entire FIN 48 balance represents a temporary unrecognized tax benefit at March 31, 2009.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below (dollars in millions):
	Maximum commitment amount
	March 31,
	2009	2008
Commitments:
Credit facilities with vehicle and industrial equipment dealers[1]	$6,677	$5,615
Facilities lease commitments[2]	98	108
Total commitments	6,775	5,723
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	100	148
Total commitments and guarantees	$6,875	$5,871

1 Excludes $10.3 billion and $9.2 billion of wholesale financing lines not considered to be contractual commitments at March 31,
  2009 and 2008, respectively, of which $5.6 billion and $6.8 billion were outstanding at March 31, 2009 and 2008, respectively.
2 Includes $55 million and $62 million in facilities lease commitments with affiliates at March 31, 2009 and 2008, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (Continued)

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectibility quarterly, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facilities available to vehicle and industrial equipment dealers, $5.0 billion and $4.1 billion were outstanding at March 31, 2009 and 2008, respectively, and were recorded in finance receivables, net in the Consolidated Balance Sheet.

We are party to a 15-year lease agreement with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  At March 31, 2009, minimum future commitments under lease agreements to which we are a lessee, including those under the headquarters lease agreement are as follows: fiscal years ending 2010 – $22 million; 2011 - $18 million; 2012 - $14 million; 2013 - $11 million; 2014 $7 million; and thereafter – $26 million.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (Continued)

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2009 and 2008.  The fair value of these guarantees as of March 31, 2009 and 2008 was approximately $1.1 million and $1.4 million, respectively.  As of March 31, 2009 and 2008, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.  In addition, other than the fee discussed above, there are no corresponding expenses or cash flows arising from these guarantees.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2009, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2009 and 2008, no amounts have been recorded under these indemnifications.

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business.  Certain of these actions are, or purport to be, class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices.  Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies.  We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims.  However, based on information currently available and established reserves, we expect that the ultimate liability resulting from these claims will not have a material adverse effect on our consolidated financial statements.  We caution that the eventual development, outcome and cost of legal proceedings are by their nature uncertain and subject to many factors, including but not limited to, the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability from existing litigation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (Continued)

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that TMCC's post-repossession notice failed to comply with the Reese-Levering Automobile Sales Finance Act of California ("Reese-Levering").  An additional cross-complaint alleging a class action in the Superior Court of California San Francisco County, Aquilar and Smith v. Toyota Motor Credit Corporation, filed in February 2008, contains similar allegations claiming that TMCC's post-repossession notices failed to comply with Reese-Levering.  The plaintiffs are seeking injunctive relief, restitution and/or disgorgement, as well as damages in the Aquilar matter.  In May 2008, the Garcia and Aquilar cases (“Garcia Cases”) were consolidated in Stanislaus County as they present nearly identical questions of law and fact.  A complaint alleging a class action in the Superior Court of California San Diego County, McNess v. Toyota Motor Credit Corporation, filed in September 2008, contains similar allegations claiming that TMCC’s post-repossession notice failed to comply with Reese-Levering.  An additional complaint alleging a class action in the Superior Court of California, Los Angeles County, Smith v. Toyota Motor Credit Corporation, filed in December 2008, also contains similar allegations claiming that TMCC’s post repossession notice failed to comply with Reese-Levering.   The plaintiffs in the McNess and Smith cases are seeking injunctive relief and restitution.  The McNess and Smith cases were consolidated with the Garcia Cases in November 2008 and January 2009, respectively, as they present nearly identical questions of law and fact.  A First Amended Cross-Complaint and Complaint was subsequently filed in the Superior Court of California Stanislaus County in February 2009.  TMCC believes that it has strong defenses to these claims.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions

The tables below summarize amounts included in our Consolidated Balance Sheet and Statement of Income under various related party agreements or relationships (dollars in millions):

	March 31,
	2009	2008 [1]
Assets:
Finance receivables, net
Accounts receivable from affiliates	$28	$21
Notes receivable under home loan programs	$33	$34
Deferred retail subvention income from affiliates	($620)	($530)

Investments in operating leases, net
Leases to affiliates	$34	$38
Deferred lease subvention income from affiliates	($521)	($415)

Other assets
Notes receivable from affiliates	$1,231	$711
Accounts receivable from affiliates	$73	$94
Subvention receivable from affiliates	$54	$75

Liabilities:
Debt
Loans payable to affiliates	$2,001	$-

Other liabilities
Accounts payable to affiliates	$153	$355
Notes payable to affiliate	$80	$110

Shareholder’s Equity:
Advances to TFSA	$-	$3
Reclassification to re-establish receivable due from TFSA	$-	($27)
Stock based compensation	$1	$-

1 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

	Years ended March 31,
	2009	2008	2007
Net financing margin:
Manufacturers’ subvention support and other revenues	$764	$654	$495
Credit support fees incurred	($46)	($41)	($34)
Foreign exchange gain on notes receivable from affiliates	($33)	$30	$-

Insurance earned premiums and contract revenues:
Affiliate insurance premiums, commissions, and other revenues	$68	$66	$75

Investments and other income:
Interest earned on notes receivable from affiliates	$9	$14	$-

Expenses:
Shared services charges and other expenses	$41	$54	$60
Employee benefits expense	$55	$54	$63

Financing Support Provided by Parent and Affiliates

Credit Support Agreements and Fees Incurred

TMC and TFSC entered into a credit support agreement (the “TMC Credit Support Agreement”) under which TMC has agreed to certain ownership, net worth maintenance, and debt service provisions in support of TFSC operations. The agreement is not a guarantee by TMC of any securities or obligations of TFSC.  TMC’s obligations under the agreement rank pari passu with its senior unsecured term debt obligations.

TFSC and TMCC entered into a credit support agreement (the “TFSC Credit Support Agreement”). Under this agreement, TFSC agreed to certain ownership, subsidiary net worth maintenance, and debt service provisions similar to those under the TMC Credit Support Agreement. This agreement is not a guarantee by TFSC of any securities or other obligations of TMCC.

The TMC Credit Support Agreement and the TFSC Credit Support Agreement are governed by, and construed in accordance with, the laws of Japan.

TCPR is the beneficiary of a credit support agreement with TFSC containing provisions similar to the TFSC Credit Support Agreement described above. This agreement is not a guarantee by TFSC of any securities or other obligations of TCPR.

In addition, TMCC and TCPR have each entered into agreements to pay TFSC a semi-annual fee based on the weighted average outstanding amount of bonds and other liabilities or securities entitled to credit support.  Credit support fees incurred under this agreement were $46 million, $41 million, and $34 million for fiscal years 2009, 2008, and 2007, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

TMCC-TFSA Credit Agreements

TMCC and TFSA are parties to a credit agreement under which TFSA can make financing available to TMCC up to $200 million.  This agreement is the reciprocal to the TFSA-TMCC Credit Agreement discussed below.  The terms are determined at the time of each loan based on business factors and market conditions.  The amounts of the note payable to TFSA were $80 million and $110 million as of March 31, 2009 and 2008, respectively.

TFSC Conduit Finance Agreements

During the fourth quarter of fiscal 2009, TFSC and TMCC entered into a conduit finance agreement under which TFSC passes along to TMCC certain funds that TFSC receives from other financial institutions solely for the benefit of TMCC. At March 31, 2009, the amount of the loan payable to TFSC was $2.0 billion under this agreement.

TFSC Loan Agreement

During the third quarter of fiscal 2009, TMCC entered into an uncommitted loan financing agreement with TFSC under which TFSC may make funds available to TMCC.  The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts payable to TFSC under this agreement as of March 31, 2009.

TCCI-TMCC Loan Agreement

During the third quarter of fiscal 2009, TMCC entered into an uncommitted loan finance agreement with Toyota Credit Canada Inc. (“TCCI”) under which TCCI may make loans to TMCC, in amounts not to exceed Canadian Dollars (“CAD”) $1.5 billion.  The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts payable to TCCI under this agreement as of March 31, 2009.

Financing Support Provided to Affiliates

TFSB Loan Agreement

During fiscal 2008, TMCC and TFSB entered into a promissory note agreement which establishes a loan facility allowing TFSB to borrow up to $400 million with terms up to 10 years at agreed competitive rates.  There were no amounts outstanding at March 31, 2009.  The amount of the note receivable from TFSB at March 31, 2008 was $271 million.

TMCC-TCCI Loan Agreement

During the third quarter of fiscal 2009, TMCC entered into an uncommitted loan finance agreement with TCCI under which TMCC may make loans to TCCI, in amounts not to exceed CAD $2.5 billion. The terms are determined at the time of each loan based on business factors and market conditions.  The amounts of the note receivable from TCCI at March 31, 2009 and 2008 were $1.2 billion and $431 million, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

TDPR Loan Agreement

TCPR has extended a $70 million revolving line of credit, with interest due monthly, to Toyota de Puerto Rico Corp. (“TDPR”), a wholly-owned subsidiary of TMS. Any loans outstanding under the revolving line of credit are not guaranteed by TMS and are unsecured. The revolving line of credit was not renewed during 2009.  There were no amounts outstanding at March 31, 2009. The amount of the note receivable from  TDPR at March 31, 2008 was $17.5 million.

TMFNL Loan Agreement

During the second quarter of fiscal 2008, TMCC entered into an uncommitted loan finance agreement with Toyota Motor Finance (Netherlands) B.V. (“TMFNL”) under which TMCC may make an unlimited amount of loans to TMFNL. The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts outstanding at March 31, 2009 or 2008.

TFSMX Loan Agreement

During the third quarter of fiscal 2009, TMCC entered into an uncommitted loan finance agreement with Toyota Financial Services Mexico, S.A. de C.V. (“TFSMX”) under which TMCC may make loans to TFSMX, in amounts not to exceed $500 million.  The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts outstanding at March 31, 2009.

TFSA-TMCC Credit Agreement, Advances to TFSA and Receivable Due from TFSA

TMCC and TFSA are parties to a credit agreement under which TMCC can make financing available to TFSA up to $200 million.  This agreement is the reciprocal to the TMCC-TFSA Credit Agreement discussed above.  The terms are determined at the time of each loan based on business factors and market conditions.  Advances to TFSA are recorded as reductions of retained earnings and are reclassified to intercompany receivables upon TFSA’s settlement of its advances from TMCC.  There were no amounts outstanding with TFSA at March 31, 2009 and 2008.

Notes Receivable under Home Loan Programs

Under two home loan programs, certain officers, directors, other members of our management, and relocated employees have received mortgage loans from TMCC secured by residential real property.  Mortgage loans outstanding under these programs were $33 million and $34 million as of March 31, 2009 and 2008, respectively.   Loans under these programs from TMCC to directors and executive officers were made prior to July 30, 2002 and thus were grandfathered under the Sarbanes-Oxley Act of 2002.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

Accounts Receivable from Affiliates

Receivables with affiliates represent wholesale flooring loans to certain dealerships owned by TMHU and amounts due under industrial equipment leasing arrangements (classified as direct finance leases) with various affiliates.  Outstanding receivables with affiliates were $28 million and $21 million at March 31, 2009 and 2008, respectively.

Financial Guarantees Issued on Behalf of Affiliates

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. The nature, business purpose, and amounts of these guarantees are described in Note 15 – Commitments and Contingencies.

TFSB Master Participation Agreement

During the fourth quarter of fiscal 2009, TMCC entered into a master participation agreement with TFSB, pursuant to which TMCC agreed to purchase up to $60 million per year of participations in certain residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines, not to exceed $150 million over a three year period. At March 31, 2009, there were $20 million in loan participations that had been purchased by TMCC under this agreement.

Shared Services and Operational Support Provided by Affiliates

Repurchase Agreements

TMCC and TMS are parties to a repurchase agreement, which provides that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC is also a party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  No vehicles were repurchased under these agreements during fiscal years 2009, 2008 and 2007.

Accounts Payable to Affiliates

TMCC and TCPR provide wholesale financing to vehicle dealers, and as a result of funding the loans, have payables to TMS and TDPR, respectively.  TMCC also provides wholesale financing to industrial equipment dealers, and as a result has payables to TMHU and HINO.   Intercompany payables to affiliates were $153 million and $355 million as of March 31, 2009 and 2008, respectively.

Headquarters Lease

We are party to a 15-year lease agreement with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  The lease commitments are described in Note 15 – Commitments and Contingencies.

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
Revenues under these agreements were $764 million, $654 million, and $495 million for fiscal years 2009, 2008 and 2007, respectively.

Shared Services Charges and Other Expenses

TMCC and TMS are parties to a Shared Services Agreement which cover certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided by each entity to the other.  In addition, we pay lease charges to TMS for our headquarters facility in the TMS headquarters complex in Torrance, California and our Central Customer Service Center.  Fees incurred under this shared services agreement were $41 million, $54 million, and $60 million for fiscal years 2009, 2008 and 2007, respectively.

Employee Benefits Expense

Employees of TMCC are generally eligible to participate in the TMS pension plan and other employee benefit plans sponsored by TMS.  Employee benefits expenses incurred under these agreements were $55 million, $54 million, and $63 million for fiscal years 2009, 2008 and 2007, respectively.  Refer to Note 13 – Pension and Other Benefit Plans for a discussion of the TMS-sponsored pension and savings plans and other employee benefits.

Stock Based Compensation

On a quarterly basis, TMC allocates to TMCC its portion of the consolidated stock-option expense determined in accordance with FASB Statement No. 123(R), “Accounting for Stock-Based Compensation” (SFAS 123R”)  The amount allocated to TMCC is based on the number of options granted to TMCC executives.  Compensation expenses incurred under this plan was $1 million for fiscal year 2009.  This expense allocation was not significant in prior periods.

Shared Services and Operational Support Provided to Affiliates

TFSB Shared Services Agreement

TMCC and TFSB are parties to a shared services agreement. Under the agreement, TMCC provides certain services to TFSB, including certain marketing, administrative, systems, and operational support in exchange for TFSB making available certain financial products and services to TMCC’s customers and dealers meeting TFSB’s credit standards.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

TFSS Shared Services Agreement

TMCC provides administrative support in the form of shared services to support the operations of Toyota Financial Services Securities USA Corporation (“TFSS”), an affiliate of TMCC.  Revenues under this shared services agreement were not material for fiscal years 2009, 2008 and 2007.

Leases to Affiliates

Leases to affiliates represent the investment in operating leases of industrial equipment leased to Toyota Logistics Services and other affiliates.  Investments in operating leases to affiliates were $34 million and $38 million as of March 31, 2009 and 2008, respectively.  Revenues associated with these leases were not material for fiscal years 2009, 2008 and 2007.

Affiliate Insurance Premiums, Commissions, and Other Revenues

Affiliate insurance premiums, commissions, and other revenues primarily represent TMIS’ revenues for administrative services and various levels and types of insurance coverage provided to TMS.  This includes the warranty coverage for TMS’ certified pre-owned vehicle program and various umbrella liability policies.  TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.  Premiums, commissions, and other revenues were $68 million, $66 million, and $75 million for fiscal years 2009, 2008 and 2007, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Segment Information

Our reportable segments include finance and insurance operations.  Finance operations include retail financing, leasing, and dealer financing provided to authorized vehicle and industrial equipment dealers and their customers in the U.S. and the Commonwealth of Puerto Rico.  Insurance operations are performed by TMIS and its subsidiaries.  The principal activities of TMIS include marketing, underwriting, claims administration, and providing certain insurance and contractual coverage to Toyota and Lexus vehicle dealers and their customers.  In addition, TMIS insures and reinsures certain TMS and TMCC risks, including warranty coverage for TMS’ certified pre-owned vehicle program, various umbrella liability policies, and insurance of vehicle dealers’ inventory financed by TMCC. The finance and insurance operations segment information presented below includes allocated corporate expenses for the respective segments.
The accounting policies of the operating segments are the same as those described in Note 1 – Summary of Significant Accounting Policies.  Currently, our finance and insurance segments operate only in the U.S. and the Commonwealth of Puerto Rico.  Substantially all of our finance and insurance segments are located within the U.S.

Financial information for our reportable operating segments for the years ended or at March 31 is summarized as follows (dollars in millions):

	Finance operations	Insurance operations	Intercompany eliminations	Total
Fiscal 2009:
Total gross revenues	8,827	412	(7)	9,232[1]

Less:
Depreciation on operating leases	4,176	-	-	4,176
Interest expense	2,962	-	(6)	2,956
Provision for credit losses	2,160	-	-	2,160
Operating and administrative expenses	664	136	(1)	799
Insurance losses and loss adjustment expenses	-	193	-	193
(Benefit) provision for income taxes	(457)	28	-	(429)
Net (loss) income	($678)	$55	$-	($623)

Total assets	$81,662	$2,379	($362)	$83,679

[1] Total gross revenues represents total financing revenues, insurance earned premiums and contract revenues and investment and other income, net.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Segment Information (Continued)

	Finance operations	Insurance operations	Intercompany eliminations	Total
Fiscal 2008 [2]:
Total gross revenues	8,322	556	-	8,878 [1]

Less:
Depreciation on operating leases	3,299	-	-	3,299
Interest expense	4,151	-	-	4,151
Provision for credit losses	809	-	-	809
Operating and administrative expenses	685	156	-	841
Insurance losses and loss adjustment expenses	-	158	-	158
Provision for income taxes	(244)	87	-	(157)
Net income	($378)	$155	$-	($223)

Total assets	$78,396	$2,450	($448)	$80,398

Fiscal 2007 [2]:
Total gross revenues	6,802	494	-	7,296 [1]

Less:
Depreciation on operating leases	2,673	-	-	2,673
Interest expense	2,662	-	-	2,662
Provision for credit losses	410	-	-	410
Operating and administrative expenses	614	144	-	758
Insurance losses and loss adjustment expenses	-	126	-	126
Provision for income taxes	150	83	-	233
Net income	$293	$141	$-	$434

Total assets	$67,624	$2,084	($328)	$69,380
[1] Total gross revenues represents total financing revenues, insurance earned premiums and contract revenues and investment and other income, net.
2 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009:
Total financing revenue	$2,161	$2,226	$2,261	$2,152
Depreciation on operating leases	(949)	(1,076)	(1,078)	(1,073)
Interest expense	(43)	(642)	(1,830)	(441)
Total net financing revenue	1,169	508	(647)	638
Other income (expense)	149	132	215	(64)
Provision for credit losses	(371)	(356)	(670)	(763)
Expenses	(260)	(259)	(237)	(236)
Income (loss) before income tax expense	687	25	(1,339)	(425)
Provision (benefit) for income taxes	267	8	(527)	(177)
Net income (loss)	$420	$17	($812)	($248)

Fiscal 2008:
Total financing revenue	$1,915	$2,024	$2,109	$2,144
Depreciation on operating leases	(761)	(812)	(845)	(881)
Interest expense	(673)	(990)	(1,114)	(1,374)
Total net financing revenue	481	222	150	(111)
Other income	138	158	223	167
Provision for credit losses	(102)	(151)	(290)	(266)
Expenses	(235)	(245)	(254)	(265)
Income before income tax expense	282	(16)	(171)	(475)
Provision (benefit) for income taxes	108	(10)	(72)	(183)
Net income (loss)	$174	($6)	($99)	($292)

 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and regulations of the Securities and Exchange Commission’s (“SEC”).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.

Our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in  Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that as of March 31, 2009, our internal control over financial reporting was effective based upon the COSO criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the  SEC that permit us to provide only management’s report in this annual report.

Remediation of Prior Material Weaknesses in Internal Control over Financial Reporting

Management previously identified and disclosed the following material weaknesses in internal control over financial reporting.  We did not maintain effective controls over processes to accurately record certain derivatives and the related interest expense. We also did not maintain effective controls over processes to accurately record certain debt and related interest expense.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During fiscal 2009, we implemented remediation efforts to address the material weaknesses identified above.    We examined our processes for recording transactions that resulted in the internal control weaknesses and other transactions entered into related to debt and derivative accounting and performed the following:

●	Reorganized organizational responsibilities to provide for enhanced review of debt and derivatives accounting
●            Established new analytical procedures designed to identify potential errors
●	Redesigned spreadsheets that support the debt and derivatives accounting process to provide for greater transparency and ease of review
●	Established additional data integrity review procedures for the valuation of debt and derivatives and the related accounting entries and disclosures
●	Implemented organizational changes to centralize responsibility and expertise for valuations
●	Strengthened controls and procedures to improve the accuracy of inputs used to determine derivative values and instituted additional monitoring controls
●	Implemented a database to validate the accuracy and integrity of the data utilized to support key debt and derivative accounting entries

Based on the significant actions taken and the testing and evaluation of the effectiveness of internal controls, management has concluded that the material weaknesses in our internal control over financial reporting were remediated as of March 31, 2009.  TMCC management recognizes the importance of continuing to improve its internal controls over debt and derivative accounting and will continue to strengthen and enhance the design and operational effectiveness of these controls.

Changes in Internal Control over Financial Reporting

As discussed above, there were favorable changes in our internal control over financial reporting associated with our remediation efforts of prior material weaknesses during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of April 30, 2009.

Name	Age	Position
George E. Borst	60	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSA; Director, TFSC

Ichiro Yajima	51	Director, Executive Vice President and Treasurer, TMCC; Director, Executive Vice President and Treasurer, TFSA

David Pelliccioni	61	Director, Senior Vice President and Chief Administrative Officer and Secretary, TMCC

Chris Ballinger	52	Group Vice President, Global Treasurer and Chief Financial Officer, TMCC; Group Vice President and Chief Financial Officer, TFSA

Carman Clayton Turner Jr.	47	Chief Accounting Officer, TMCC

Takahiko Ijichi	56	Director, TMCC; Director, TFSC; Senior Managing Director, TMC Board of Directors

Yukitoshi Funo	62	Director, TMCC; Chairman of the Board of Directors and Chief Executive Officer, TMS; Senior Managing Director, TMC Board of Directors

James E. Lentz III	53	Director, TMCC; Director and President, TMS

Takeshi Suzuki	60	Director, TMCC; Director, Chairman of the Board and Chief Executive Officer, TFSA; Representative Director, President and Chief Executive Officer, TFSC

Eiji Hirano	57	Director, TMCC; Director and Executive Vice President, TFSC

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

Mr. Yajima was named Director, Executive Vice President, and Treasurer of TMCC in January 2009 and Director, Executive Vice President, and Treasurer of TFSA in January 2009.  From January 2005 to December 2008, Mr. Yajima served as Senior Vice President for Sales Finance Group of Toyota Financial Services Corporation. From January 2004 to December 2004, Mr. Yajima was General Manager for the General Affairs & Human Resources Department of Toyota Finance Corporation.  Mr. Yajima has been employed with TMC, in various positions worldwide, since 1980.

Mr. Pelliccioni was named Director and Secretary of TMCC in January 2002.  In July 2008, he was named Senior Vice President and Chief Administrative Officer.  From January 2007 to July 2008, Mr. Pelliccioni served as Senior Vice President—Sales, Marketing and Operations.  From January 2002 to January 2007, he was Group Vice President—Sales, Marketing and Operations.  From August 2001 to January 2002, Mr. Pelliccioni was Vice President—Sales, Marketing and Operations.  From May 1999 to August 2001, he was Vice President—Field Operations.  Mr. Pelliccioni has been employed with TMCC and TMS, in various positions, since 1988.

Mr. Ballinger was named Group Vice President, Global Treasurer and Chief Financial Officer of TMCC and TFSA in September 2008. Mr. Ballinger was promoted to Group Vice President of TMCC in December 2006, and he also assumed the responsibility for Global Treasury for Toyota Financial Services Corporation at that time.  Mr. Ballinger joined TMCC in September 2003 as Corporate Manager – Treasury, overseeing the Financial Risk Management, Sales and Trading, Capital Markets and Cash Management groups.  Prior to joining TMCC, he served as Assistant Treasurer for Providian Financial and Vice President of Treasury for Bank of America.

Mr. Turner joined TMCC as Chief Accounting Officer in January 2009. Prior to joining TMCC, Mr. Turner held the position of Managing Director, Chief Accounting Officer at Countrywide Bank from December 2002 until September 2008.  Prior to his employment at Countrywide Bank, Mr. Turner served as Vice President, Division Controller at FINOVA Capital Corporation.

Mr. Ijichi was named Director of TMCC and Senior Managing Director of TMC in June 2008.  Mr. Ijichi was named Director of TFSC in June 2006.  He was named Managing Officer of TMC in June 2004.  Mr. Ijichi has been employed with TMC, in various positions, since 1976.

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

Mr. Suzuki was named Director of TMCC in June 2005.  From June 2001 to June 2005, he served as Director of TFSA.  Mr. Suzuki was named Director, Chairman of the Board and Chief Executive Officer of TFSA in June 2008.  Mr. Suzuki was named Senior Managing Director of TMC in June 2004.  In 2000, he was named a Director of TFSC as well as a Director of TMC, a title that was changed to Managing Officer in 2003.  Mr. Suzuki was named Representative Director, President and Chief Executive Officer of TFSC in June 2008.  Mr. Suzuki has been employed with TMC, in various positions, since 1970.

Mr. Hirano was named as a Director of TFSC and Executive Vice President in June 2007.  He was named as a Director of TMCC in September 2008.  From June 2002 to June 2007 he served as Assistant Governor at the Bank of Japan.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm (dollars in thousands).

	Years ended March 31,
	2009	2008
Audit fees	$5,400	$3,628
Tax fees	678	580
All other fees	91	331
Total fees	$6,169	$4,539

Audit fees billed for fiscal 2009 and 2008 include the audits of our consolidated financial statements included in our Annual Reports on Form 10-K, reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q, providing comfort letters and consents in connection with our funding transactions, and assistance with interpretation of various accounting standards.

Tax fees billed in fiscal 2009 and fiscal 2008 primarily include a tax reporting software license, tax planning services, assistance in connection with tax audits, and a tax compliance system license.

Other fees billed in fiscal 2009 and 2008 include industry research and translation services performed in connection with our funding transactions.

We were not billed for any audit-related fees in either fiscal 2009 or fiscal 2008.

Auditor Fees Pre-approval Policy

The Audit Committee has adopted a formal policy concerning approval of both audit and non-audit services to be provided by our independent auditor.  The policy requires that all services provided to us by PricewaterhouseCoopers LLP, our independent auditor, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee.  All the services provided in fiscal 2009 and 2008 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K on pages 64 through 121.

(b)Exhibits

See Exhibit Index on page 131.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 15th day of June 2009.

TOYOTA MOTOR CREDIT CORPORATION

                                        By    /s/ George E. Borst
                                          George E. Borst
                                                   President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 15th day of June 2009.
Signature	Title	Date
/s/ George E. Borst George E. Borst	Director, President and Chief Executive Officer (Principal Executive Officer)	June 15, 2009
/s/ Ichiro Yajima Ichiro Yajima	Executive Vice President, Treasurer and Director	June 15, 2009
/s/ David Pelliccioni David Pelliccioni	Director Senior Vice President, Chief Administrative Officer and Secretary	June 15, 2009
/s/ Chris Ballinger Chris Ballinger	Group Vice President and Chief Financial Officer (Principal Financial Officer)	June 15, 2009
/s/ Carman Clayton Turner Jr. Carman Clayton Turner Jr.	Chief Accounting Officer (Principal Accounting Officer)	June 15, 2009
/s/ Yukitoshi Funo Yukitoshi Funo	Director	June 15, 2009
/s/ James E. Lentz III James E. Lentz III	Director	June 15, 2009
______________
Takahiko Ijichi	Director
_____________
Takeshi Suzuki	Director
_____________
Eiji Hirano	Director

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(3)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(4)
4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(5)

__________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Registration Statement on Form S-1, File No. 33-22440.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File No. 33-52359.
(5)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(6)

4.2	Amended and Restated Agency Agreement, dated September 26, 2008, among Toyota Motor Finance (Netherlands), B.V., Toyota Credit Canada Inc., Toyota Finance Australia, TMCC and The Bank of New York Mellon.	(7)

4.3
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

		(8)

__________
(6)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 26, 2008, Commission File Number 1-9961.
(8)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated April 2, 2007, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.3	Credit Support Agreement dated July 14, 2000 between TFSC and TMC	(9)

10.4	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC	(10)

10.5	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS	(11)

10.6	Shared Services Agreement dated October 1, 2000 between TMCC and TMS	(12)

10.7(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC	(13)

10.7(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC	(14)

10.8	Form of Indemnification Agreement between TMCC and its directors and officers	(15)
10.9
364 Day Credit Agreement, dated as of March 6, 2009, among Toyota Motor Credit Corporation, Toyota Credit de Puerto Rico Corp., Toyota Motor Finance (Netherlands) B.V. (“TMFNL”), Toyota Financial Services (UK) PLC (“TFS(UK)”), Toyota Leasing GMBH (“TLG”), Toyota Credit Canada Inc. (“TCCI”) and Toyota Kreditbank GMBH (“TKG”), as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Agent and Swing Line Lender, Banc of America Securities LLC, Citigroup Global Markets Inc. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. as Swing Line Lender, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Syndication Agents, and BNP Paribas and JPMorgan Chase Bank, N.A. as Documentation Agents.
		(16)

__________
(9)	Incorporated herein by reference to Exhibit 10.9 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 10.10 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.11 filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(12)	Incorporated herein by reference to Exhibit 10.12 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.13(a), respectively, filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Report on Form 10-K for the year ended March 31, 2005, Commission File No. 1-9961.
(15)        Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1,
Commission File No. 33-22440.
(16)        Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated March 6, 2009.

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