Form 10-Q
period 2009-06-30
TOYOTA MOTOR CREDIT CORP
filed 2009-08-07
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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
Yes   ☒   No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ___          No      ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes __    No  ☒

As of July 31, 2009, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Financing revenues:
Operating lease	$1,196	$1,195
Retail financing	781	818
Dealer financing	93	148
Total financing revenues	2,070	2,161

Depreciation on operating leases	893	949
Interest expense	499	43
Net financing revenues	678	1,169

Insurance earned premiums and contract revenues	110	105
Investment and other income	58	44
Net financing revenues and other revenues	846	1,318

Expenses:
Provision for credit losses	328	371
Operating and administrative	177	207
Insurance losses and loss adjustment expenses	57	53
Total expenses	562	631

Income before income taxes	284	687
Provision for income taxes	108	267

Net income	$176	$420

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	June 30, 2009	March 31, 2009
ASSETS

Cash and cash equivalents	$6,680	$6,298
Investments in marketable securities	2,302	2,187
Finance receivables, net	52,706	54,574
Investments in operating leases, net	17,174	17,980
Other assets	3,322	2,640
Total assets	$82,184	$83,679

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$71,546	$72,983
Deferred income taxes	2,775	2,454
Other liabilities	3,529	4,149
Total liabilities	77,850	79,586

Commitments and contingencies (See Note 12)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized;
91,500 issued and outstanding)	915	915
Additional paid-in-capital	1	1
Accumulated other comprehensive income (loss)	2	(63)
Retained earnings	3,416	3,240
Total shareholder's equity	4,334	4,093
Total liabilities and shareholder's equity	$82,184	$83,679

See Accompanying Notes to Consolidated Financial Statements.

 TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Dollars in millions)
(Unaudited)

	Capital stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total

BALANCE AT MARCH 31, 2008	$915	$-	$-	$3,865	$4,780

Effects of accounting change regarding pension plan measurement date pursuant to FASB Statement No. 158	-	-	-	(2)	(2)

Net income for the three months ended June 30, 2008	-	-	-	420	420
Net unrealized loss on available-for-sale marketable securities, net of tax benefit of $1 million	-	-	(3)	-	(3)
Reclassification adjustment for net gain included in net income, net of tax provision of $6 million	-	-	(9)	-	(9)
Total comprehensive income	-	-	(12)	420	408

BALANCE AT JUNE 30, 2008	$915	$-	($12)	$4,283	$5,186

BALANCE AT MARCH 31, 2009	$915	$1	($63)	$3,240	$4,093

Net income for the three months ended June 30, 2009	-	-	-	176	176
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $37 million	-	-	61	-	61
Reclassification adjustment for net loss included in net income, net of tax benefit of $2 million	-	-	4	-	4
Total comprehensive income	-	-	65	176	241

BALANCE AT JUNE 30, 2009	$915	$1	$2	$3,416	$4,334

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Three months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$176	$420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	925	987
Recognition of deferred income	(248)	(237)
Provision for credit losses	328	371
Amortization of deferred origination fees	90	108
Fair value adjustments and amortization of premiums and discounts associated with debt, net	2,279	(531)
Net (gain) loss from sale of marketable securities	(1)	5
Impairment on marketable securities	6	1
Net change in:
Derivative assets	(595)	76
Other assets	(164)	(41)
Deferred income taxes	282	274
Derivative liabilities	(819)	(521)
Other liabilities	207	52
Net cash provided by operating activities	2,466	964

Cash flows from investing activities:
Purchase of investments in marketable securities	(156)	(531)
Disposition of investments in marketable securities	142	553
Acquisition of finance receivables	(4,686)	(7,948)
Collection of finance receivables	5,006	5,319
Net change in wholesale receivables	1,289	(23)
Acquisition of investments in operating leases	(1,342)	(2,410)
Disposals of investments in operating leases	1,293	1,147
Advances to affiliates	(761)	(1,925)
Repayments from affiliates	850	1,270
Other, net	(4)	-
Net cash provided by (used in) investing activities	1,631	(4,548)

Cash flows from financing activities:
Proceeds from issuance of debt	1,061	5,222
Payments on debt	(6,125)	(5,268)
Net change in commercial paper	(640)	5,832
Net advances from (to) TFSA (Note 14)	-	(21)
Advances from affiliates (Note 14)	2,000	-
Repayments to affiliates (Note 14)	(11)	-
Net cash (used) provided by financing activities	(3,715)	5,765
Net increase in cash and cash equivalents	382	2,181
Cash and cash equivalents at the beginning of the period	6,298	736
Cash and cash equivalents at the end of the period	$6,680	$2,917

Supplemental disclosures:
Interest paid	$584	$705
Income taxes received	$23	$5

See Accompanying Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the quarters ended June 30, 2009 and 2008 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the quarter ended June 30, 2009 do not necessarily indicate the results that may be expected for the full year.

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on June 16, 2009.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through August 7, 2009, the date the financial statements were issued.

Summary of Significant Accounting Policies

Investments in Marketable Securities

Investments in marketable securities consist of fixed income and equity securities.  Fixed income and equity securities designated as available-for-sale (“AFS”) are carried at fair value using quoted market prices where available with unrealized gains or losses included in accumulated other comprehensive income, net of applicable taxes.  We use the specific identification method to determine realized gains and losses related to our investment portfolio.  Realized investment gains and losses are reflected in Investment and Other Income in the Consolidated Statement of Income.

Other-Than-Temporary Impairment

We periodically evaluate unrealized losses on our AFS securities portfolio.  If we have no intent to sell and we believe that more likely than not we will not be required to sell these securities prior to recovery, only the credit loss component of the unrealized losses are recognized in earnings, while the remainder of the loss is recognized in Accumulated Other Comprehensive Income (“AOCI”). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using a credit cash flow analysis for debt securities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

We perform periodic reviews of our AFS securities to determine whether unrealized losses are temporary in nature.  If losses are considered to be other-than-temporary, the cost basis of the security is written down to fair value and the write down is reflected in Investment and Other Income in the Consolidated Statement of Income.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board “(FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”.  This accounting standard establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting guidance for public companies.  The Codification is effective July 1, 2009 and adoption is not expected to have a material impact on our consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an Amendment of FAS 140”.  This accounting standard requires greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. It removes the concept of a qualifying “special-purpose entity”.  We are in the process of evaluating the impact of adoption of this accounting standard, which is effective for us beginning April 1, 2010.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  This accounting standard amends existing consolidation guidance for variable interest entities (“VIEs”) and improves financial reporting.  We are in the process of evaluating the impact of adoption of this accounting standard, which is effective for us beginning April 1, 2010.

Recently Adopted Accounting Standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This accounting standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard was effective for us as of June 30, 2009 and did not have a material impact on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements”, which requires all entities to report noncontrolling interests in subsidiaries as equity in the Consolidated Financial Statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling interest in the subsidiary. The adoption of this standard did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  This standard requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The adoption of this standard did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”.  These standards are intended to improve the consistency in the timing of impairment recognition, and provide greater clarity to investors about credit and noncredit components of impaired debt securities that are not expected to be sold.  The adoption of these standards did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”.  This standard addresses the measurement of fair value of financial assets and liabilities when there is no active market or where the price inputs being used could be indicative of distressed sales.  The adoption of this standard did not have a material impact on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements

Fair Value Measurement – Definition and Hierarchy

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs by requiring that observable inputs be used when available.  Fair value should be based on assumptions that market participants would use, including a consideration of nonperformance risk.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted (unadjusted) prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  Examples of assets currently utilizing Level 1 inputs are most U.S. government securities, actively exchange-traded equity mutual funds, and money market funds.

Level 2:  Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.  Examples of assets and liabilities currently utilizing Level 2 inputs are U.S. government agency securities, corporate bonds, most mortgage-backed and asset-backed securities, private placement investments in fixed income mutual funds, and most over-the-counter (“OTC”) derivatives.

Level 3:  Unobservable inputs that are supported by little or no market activity may require significant judgment in order to determine the fair value of the assets and liabilities.  Examples of assets and liabilities currently utilizing Level 3 inputs are structured OTC derivatives and certain mortgage-backed and asset-backed securities.

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

Controls over Valuation of Financial Assets and Financial Liabilities

We have internal controls to ensure the appropriateness of fair value measurements including validation processes, review of key model inputs, and reconciliation of period-over-period fluctuations based on changes in key market inputs.  All fair value measurements are subject to analysis.  Review and approval by management is required as part of the validation processes.

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

Valuation Adjustments

Counterparty Credit Valuation Adjustments – Adjustments are required when the market price (or parameter) is not indicative of the credit quality of the counterparty.

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

Derivatives

As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter.  All of our derivatives counterparties to which we had credit exposure at June 30, 2009 were assigned investment grade ratings by a nationally recognized statistical rating organization (“NRSRO”).

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

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

Certain other derivative transactions trade in less liquid markets with limited pricing information.  For such derivatives, key inputs to the valuation process include quotes from counterparties, and other market data used to corroborate and adjust values where appropriate.  Other market data includes values obtained from a market participant that serves as a third party pricing agent.  In addition, pricing is validated internally using valuation models to assess the reasonableness of changes in factors such as market prices, yield curves, credit curves, interest rates, foreign exchange rates and volatilities.

Our derivative fair value measurements consider assumptions about counterparty and our own non-performance risk.  Generally, we assume that a valuation that uses the London Interbank Offered Rate (“LIBOR”) curve to convert future values to present value is appropriate for derivative assets and liabilities.  We consider counterparty credit risk and our own non-performance risk through credit valuation adjustments.  In situations where our net position with a derivative counterparty is an asset, the credit valuation adjustment calculation uses the credit default probabilities of our derivative counterparties over a particular time period.  In situations where our net position with a derivative counterparty is a liability, we use our own credit default probability to calculate the required non-performance credit valuation adjustment.  We use a relative fair value approach to allocate the credit valuation adjustments to our derivatives portfolio.

As of June 30, 2009, we decreased our derivative liabilities in the amount of $7 million to account for our own non-performance risk.  Derivative assets were decreased $27 million to account for counterparty credit risk.

Finance Receivables

Our finance receivables are not carried at fair value on a recurring basis on the balance sheet, nor are they actively traded.  In certain instances, for finance receivables for which there is evidence of impairment we may use an observable market price for the fair value of collateral if the loan is collateral dependent.  The fair values of impaired finance receivables based on the collateral value or market prices where available are reported at fair value on a non-recurring basis.  Additional adjustments may be considered to reflect current market conditions when estimating fair value.

Other Assets

Other assets consist, in part, of a receivable from a money market mutual fund, which was adversely affected by the liquidity crisis in the marketplace during fiscal 2009.  Since the net asset value of the money market mutual fund was no longer publicly available, we used net present value techniques adjusted for credit and liquidity risks and reported this in other assets.  Based on our analysis of the fund’s status at June 30, 2009, no additional impairment adjustment was considered necessary. The balance of $7 million is reported at fair value on a nonrecurring basis.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The following table summarizes our financial assets and liabilities that were accounted for at fair value as of June 30, 2009, by level within the fair value hierarchy (dollars in millions):

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3	FIN 39 netting & collateral [1]	Fair value

Cash equivalents	$6,470	$-	$-	$-	$6,470
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	55	22	-	-	77
Municipal debt securities	-	3	-	-	3
Foreign government debt securities	-	5	-	-	5
Corporate debt securities	-	77	-	-	77
Mortgage-backed securities:
Agency mortgage-backed securities	-	100	-	-	100
Non-agency mortgage-backed securities[4]	-	63	1	-	64
Asset-backed securities	-	343	1	-	344
Equity instruments:
Preferred stock	1	-	-	-	1
Fixed income mutual funds	-	1,353	-	-	1,353
Equity mutual funds	278	-	-	-	278
Available-for-sale total securities total	334	1,966	2	-	2,302
Derivatives:
Derivative assets[2]	-	3,258	93	(2,601)	750
Embedded derivative assets	-	-	20	-	20
Derivatives total	-	3,258	113	(2,601)	770
Total assets [3]	6,804	5,224	115	(2,601)	9,542

Derivative liabilities[2]	-	(1,663)	(159)	1,324	(498)
Embedded derivative liabilities and options	-	-	(25)	-	(25)
Total liabilities [3]	-	(1,663)	(184)	1,324	(523)
Total net assets and liabilities	$6,804	$3,561	($69)	($1,277)	$9,019

[1]   As permitted under FIN No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”), we have elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

[2]   Includes derivative asset counterparty credit valuation adjustment of $27 million and derivative liability non-performance credit valuation adjustment of $7 million.  Derivative assets and derivative liabilities include interest rate swaps, foreign currency swaps, foreign currency forwards, and interest rate caps.

3 Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
[4] Includes $30 million in commercial mortgage-backed securities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The following table summarizes our financial assets and liabilities that were accounted for at fair value as of March 31, 2009, by level within the fair value hierarchy (dollars in millions):

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3	FIN 39 netting, collateral [1]	Fair value

Cash equivalents	$6,129	$-	$-	$-	$6,129
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	44	27	-	-	71
Municipal debt securities	-	3	-	-	3
Foreign government debt securities	-	-	-	-	-
Corporate debt securities	-	63	-	-	63
Mortgage-backed securities:
Agency mortgage-backed securities	-	114	-	-	114
Non-agency mortgage-backed securities[4]	-	69	-	-	69
Asset-backed securities	-	376	-	-	376
Equity instruments:
Preferred stock	1	-	-	-	1
Fixed income mutual funds	-	1,250	-	-	1,250
Equity mutual funds	240	-	-	-	240
Available-for-sale securities total	285	1,902	-	-	2,187
Derivatives:
Derivative assets[2]	-	2,020	159	(2,028)	151
Embedded derivative assets	-	-	24	-	24
Derivatives total	-	2,020	183	(2,028)	175
Total assets [3]	6,414	3,922	183	(2,028)	8,491

Derivative liabilities[2]	-	(2,909)	(216)	1,808	(1,317)
Embedded derivative liabilities and options	-	-	(25)	-	(25)
Total liabilities [3]	-	(2,909)	(241)	1,808	(1,342)
Total net assets and liabilities	$6,414	$1,013	($58)	($220)	$7,149

[1]   As permitted under FIN No. 39, we have elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when a legally enforceable master netting agreement exists.

[2]   Includes derivative asset counterparty credit valuation adjustment of $18 million and derivative liability non-performance credit valuation adjustment of $69 million.  Derivative assets and derivative liabilities include interest rate swaps, foreign currency swaps, foreign currency forwards, and interest rate caps.

3 Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
[4] Includes $32 million in commercial mortgage-backed securities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The determination in classifying a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement.  The following table summarizes the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (dollars in millions):

Three Months Ended June 30, 2009
	Fair value measurements using significant unobservable inputs (Level 3)
	Fair value, April 1, 2009	Total realized gains/ (losses)[2]	Purchases, issuances, and settlements, net[3]	Transfers in to Level 3	Transfers out of Level 3	Total unrealized gains/ (losses)[4]	Fair value June 30, 2009

Available-for-sale securities:
Non-agency mortgage-backed securities	$-	$-	$-	$1	$-	$-	$1
Asset-backed securities	-	-	-	1	-	-	1
Available-for-sale securities Total	-	-	-	2	-	-	2
Derivatives:
Derivative assets (liabilities), net[3]	(57)	(63)	37	-	(10)	27	(66)
Embedded derivative liabilities, net	(1)	-	-	-	-	(4)	(5)
Derivatives total	(58)	(63)	37	-	(10)	23	(71)
Total net liabilities[1]	($58)	($63)	$37	$2	($10)	$23	($69)

[1] Level 3 recurring liabilities, as a percentage of total liabilities, were less than (0.1%) at June 30, 2009.

[2]  Realized gains and losses may occur when available-for-sale securities are sold; realized losses may also occur when available-for-sale securities are considered other-than-temporarily impaired.  Realized gains and losses may occur on derivative contracts when they mature or are called or terminated early, and are recorded in interest expense in the Consolidated Statement of Income.

[3] Net interest receipts or payments on derivative contracts are shown in purchases, issuances and settlements, net.

[4]  Represents the amount of unrealized gains or losses for the period included in earnings and/or accumulated other comprehensive income that is attributable to the change in unrealized gains or losses for assets and liabilities classified as Level 3 at the end of the period.  Derivative contracts are recorded at fair value with changes in fair value recorded as either an unrealized gain or loss and are recorded in interest expense in the Consolidated Statement of Income.  Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income in the Consolidated Statement of Shareholder’s Equity.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Three Months Ended June 30, 2008
	Fair value measurements using significant unobservable inputs (Level 3)[5]
	Fair value, April 1, 2008	Total realized gains/ (losses)[2]	Purchases, issuances, and settlements, net[3]	Transfers in to Level 3	Transfers out of Level 3	Total unrealized gains/ (losses)[4]	Fair value June 30, 2008

Available-for-sale securities:
Debt Instruments:
Non-agency mortgage-backed securities	$-	$-	$-	$1	$-	$-	$1
Asset-backed securities	-	-	-	1	-	-	1
Available-for-sale securities Total	-	-	-	2	-	-	2
Derivatives:
Derivative assets (liabilities), net [3]	295	(38)	(13)	-	-	(84)	160
Embedded derivative liabilities, net	(40)	-	-	-	-	17	(23)
Derivatives Total	255	(38)	(13)	-	-	(67)	137
Total net assets (liabilities)[1]	$255	($38)	($13)	$2	$-	($67)	$139

[1] Level 3 recurring liabilities, as a percentage of total liabilities, were less than (0.2%) at June 30, 2008.

[2]  Realized gains and losses may occur when available-for-sale securities are sold; realized losses may also occur when available-for-sale securities are considered other-than-temporarily impaired.  Realized gains and losses may occur on derivative contracts when they mature or are called or terminated early, and are recorded in interest expense in the Consolidated Statement of Income.

     3  Net interest receipts or payments on derivative contracts are shown in purchases, issuances and settlements, net.

[4]  Represents the amount of unrealized gains or losses for the period included in earnings and/or accumulated other comprehensive income that is attributable to the change in unrealized gains or losses for assets and liabilities classified as Level 3 at the end of the period.  Derivative contracts are recorded at fair value with changes in fair value recorded as either an unrealized gain or loss and are recorded in interest expense in the Consolidated Statement of Income.  Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income in the Consolidated Statement of Shareholder’s Equity.

     5   Prior period amounts have been reclassified to conform to the current period presentation.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The following tables present the financial instruments carried on the Consolidated Balance Sheet by caption and by level within the SFAS 157 valuation hierarchy for which a nonrecurring change in fair value has been recorded during the reporting period (dollars in millions):

	Fair value measurements on a nonrecurring basis as of June 30, 2009
	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$201	$201
Other assets	-	-	7	7
Total assets at fair value on a nonrecurring basis	$-	$-	$208	$208

	Fair value measurements on a nonrecurring basis as of March 31, 2009
	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$237	$237
Other assets	-	-	26	26
Total assets at fair value on a nonrecurring basis	$-	$-	$263	$263

Nonrecurring Fair Value Changes

The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated Statement of Income (dollars in millions):

	Three months ended June 30,
	2009	2008[1]
Finance receivables, net	$9	$-
Other assets	-	-
Total nonrecurring fair value losses	$9	$-

Significant Changes to Level 3 Assets During the Period

Level 3 net liabilities reported at fair value on a recurring basis increased by $11 million for the quarter ended June 30, 2009.  The change is primarily attributable to the realized losses on net derivative liabilities.  We recognized $63 million in realized losses due to maturities and calls.

The change in assets measured at fair value on a nonrecurring basis resulted from principal paydowns and other reductions within finance receivables and other assets.  The lower impaired finance receivables balance requires less general and specific allowances.  As a result, there is a $9 million increase in fair value.  We also received a $19 million cash payment on our impaired money market mutual fund, recorded in other assets.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 - Fair Value of Financial Instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), requires the disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair value.  Financial instruments that are within the scope of SFAS 107 are included in the table below.  The provisions of SFAS 107 do not require the disclosure of the fair value of certain financial instruments and all non-financial instruments such as lease financing arrangements and nonfinancial instruments, including goodwill and intangible assets.

The following is a description of financial instruments for which the ending balances as of June 30, 2009 are not carried at fair value in their entirety on the Consolidated Balance Sheet.

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

The carrying value and estimated fair value of certain financial instruments were as follows (dollars in millions):

	June 30, 2009		March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Finance receivables, net[1]	$52,332	$53,049	$54,165	$53,838

Financial liabilities
Commercial paper	$17,355	$17,355	$18,027	$18,027
Term debt[2]	$54,191	$53,518	$54,956	$55,101

[1] Finance receivables are presented net of allowance for credit losses. Amounts exclude related party transactions and direct finance leases.

[2]   Carrying value of term debt represents the sum of notes and loans payable and carrying value adjustment, which includes $4.0 billion and $2.0 billion of loans payable to affiliates at June 30 and March 31, 2009, respectively, that are carried at amounts that approximate fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale (“AFS”).  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows (dollars in millions):

	June 30, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Fair value[1]
Available for sale securities:
Debt instruments:
U.S. government and agency obligations	$78	$1	($2)	$77
Municipal debt securities	3	-	-	3
Foreign government debt securities	5	-	-	5
Corporate debt securities	74	4	(1)	77
Mortgage-backed securities:
Agency mortgage-backed securities	97	3	-	100
Non-agency mortgage-backed securities[2]	64	3	(3)	64
Asset-backed securities	343	2	(1)	344
Equity instruments:
Preferred stock	1	-	-	1
Fixed income mutual funds	1,387	13	(47)	1,353
Equity mutual funds	247	31	-	278
Total investments in marketable securities	$2,299	$57	($54)	$2,302

	March 31, 2009[3]
	Amortized cost	Unrealized gains	Unrealized losses	Fair value[1]
Available for sale securities:
Debt instruments:
U.S. government and agency obligations	$70	$2	($1)	$71
Municipal debt securities	3	-	-	3
Foreign government debt securities	-	-	-	-
Corporate debt securities	64	1	(2)	63
Mortgage-backed securities:
Agency mortgage-backed securities	110	4	-	114
Non-agency mortgage-backed securities[2]	78	2	(11)	69
Asset-backed securities	384	-	(8)	376
Equity instruments:
Preferred stock	1	-	-	1
Fixed income mutual funds	1,334	8	(92)	1,250
Equity mutual funds	245	-	(5)	240
Total investments in marketable securities	$2,289	$17	($119)	$2,187

1 Includes $55 million and $54 million of securities with subprime exposure at June 30 and March 31, 2009, respectively.
[2] Includes commercial mortgage-backed securities with fair values of $30 million and $32 million at June 30 and March 31, 2009, respectively.
3 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

Other-Than-Temporarily Impaired Securities

In April 2009, the FASB amended the other-than-temporary impairment (“OTTI”) model for debt securities. The impairment model for equity securities was not affected. Under the revised guidance, an OTTI loss must be recognized in earnings if we have the intent to sell the debt security or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis.

OTTI Evaluation

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.   Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in Accumulated Other Comprehensive Income (“AOCI”) in the Consolidated Statement of Shareholder’s Equity.  We conduct periodic reviews of securities in unrealized loss positions for the purpose of evaluating whether the impairment is other-than-temporary.

As part of our ongoing assessment of OTTI, we consider a variety of factors.  Such factors include the length of time and extent to which the market value has been less than cost, adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of the security, the volatility of the fair value changes, and changes to the fair value after the balance sheet date.

For equity securities, we consider those factors as well as our intent and ability to hold the equity security for a period of time sufficient for recovery of fair value.  Where we lack that intent or ability, the equity security’s decline in fair value is deemed to be other-than-temporary and is recorded in earnings.

For debt securities, we also consider the factors identified previously.  However, for debt securities that we do not intend to sell, we also evaluate expected cash flows to be received to determine whether a credit loss has occurred.  In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in AOCI.  For debt securities that we intend to sell, the OTTI loss is recorded in earnings.

OTTI Recognition and Measurement

We adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009 and we did not record a transition adjustment for securities held at March 31, 2009 that were previously considered other-than-temporarily impaired as we intend to sell or believe it is more likely than not that we will be required to sell the securities for which we had previously recognized OTTI.

As of June 30, 2009, AFS debt securities that were identified as other-than-temporarily impaired were written down to their current fair value.  For debt securities that we intend to sell or that we believe it is more likely than not that we will be required to sell prior to recovery, an OTTI loss was recognized in earnings.  There were no AFS equity securities deemed to be other-than-temporarily impaired, and therefore, all unrealized losses on AFS equity securities were recognized in AOCI.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

The following table presents other-than-temporary impairment losses that are included in realized losses (dollars in millions):

Three months ended June 30, 2009
Total other-than-temporary impairment losses (realized and unrealized)	$6
Less: Portion of loss recognized in other comprehensive income (pretax)[1]	-
Net impairment losses recognized in income[2]	$6
1 Represents the non-credit component impact of the other-than-temporary impairment on AFS debt securities.
2 Represents the credit component of the other-than-temporary impairment on AFS debt securities included in Investment and Other Income in the Consolidated Statement of Income.

Unrealized Losses on Securities

At June 30, 2009, the total gross unrealized loss and fair value of investments that have been in a continuous unrealized loss position for 12 consecutive months or more was $21 million and $395 million, respectively.  These investments are comprised of corporate debt securities, asset-backed securities, mortgage-backed securities, and private placement fixed income mutual funds. These securities are predominately investment grade.

We evaluated investment securities with fair values less than amortized cost and have determined that the decline in value is temporary and is primarily a result of liquidity conditions in the current market environment and not from concerns regarding the credit of the issuers or underlying collateral.  We believe it is probable that we will recover our investments, given the current levels of collateral and credit enhancements that exist to protect the investments.  Accordingly, we have not recognized any other-than-temporary-impairment for these securities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

The following table presents the aging of fair value and gross unrealized losses for AFS securities (dollars in millions):

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale securities:
Debt instruments:
U.S. government and agency obligations	$56	($2)	$-	$-	$56	($2)
Corporate debt securities	8	-	7	(1)	15	(1)
Non-agency mortgage-backed securities[1]	18	(1)	20	(2)	38	(3)
Asset-backed securities	59	-	92	(1)	151	(1)
Fixed income mutual funds	265	(30)	276	(17)	541	(47)
Total investments in marketable securities	$406	($33)	$395	($21)	$801	($54)

	March 31, 2009[2]
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available for sale securities:
Debt instruments:
U.S. government and agency obligations	$11	($1)	$-	$-	$11	($1)
Corporate debt securities	24	(1)	4	(1)	28	(2)
Non-agency mortgage-backed securities[1]	38	(7)	12	(4)	50	(11)
Asset-backed securities	285	(6)	89	(2)	374	(8)
Equity instruments:
Fixed income mutual funds	1,030	(81)	86	(11)	1,116	(92)
Equity mutual funds	240	(5)	-	-	240	(5)
Total investments in marketable securities	$1,628	($101)	$191	($18)	$1,819	($119)

[1] The total balance includes commercial mortgage-backed securities with fair value of $17 million and $22 million at June 30, and March 31, 2009.
  2 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

The following tables present the amortized cost and fair value of debt securities available-for-sale by contractual maturity dates as of June 30, 2009.

Available-for-Sale Securities:	Amortized Cost	Fair value
Within one year	$-	$-
After one year through five years	391	394
After five years through ten years	95	94
After ten years	179	183
Fixed income mutual funds	1,387	1,353
Equity mutual funds	247	278
Total	$2,299	$2,302

Note 5 – Finance Receivables, Net

Finance receivables, net consisted of the following (dollars in millions):

	June 30,	March 31,
	2009	2009
Retail receivables[1]	$44,751	$45,312
Dealer financing	9,742	10,939
	54,493	56,251

Deferred origination costs	686	709
Unearned income	(767)	(821)
Allowance for credit losses	(1,706)	(1,565)
Finance receivables, net	$52,706	$54,574

1 Includes direct finance lease receivables of $361 million and $388 million at June 30, 2009 and March 31, 2009, respectively.

The tables below summarize information about impaired finance receivables (dollars in millions):

	June 30,	June 30,
	2009	2009

Impaired account balances with an allowance	$248	$266

Impaired account balances without an allowance	8	35

Total impaired account balances	256	301
Allowance for credit losses	(55)	(64)
Impaired account balances, net	$201	$237

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net (Continued)

Impaired finance receivables primarily consist of dealer financing accounts for which an allowance has been recorded based on the fair value of the underlying collateral.  For those impaired finance receivables for which the fair value of the underlying collateral was in excess of the outstanding balance, no allowance was provided.

	Three months ended June 30,
	2009	2008

Average balance of accounts during the period that were impaired as of June 30	$285	$-

Interest income recognized on impaired account balances during the period	$2	$-

Note 6 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following at the dates indicated (dollars in millions):

	June 30,	March 31,
	2009	20091
Vehicles	$23,444	$24,332
Equipment and other	875	884
	24,319	25,216
Deferred origination fees	(96)	(92)
Deferred income	(509)	(523)
Accumulated depreciation	(6,242)	(6,322)
Allowance for credit losses	(298)	(299)
Investments in operating leases, net	$17,174	$17,980

1	Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases (dollars in millions):

	Three months ended June 30,
	2009	2008
Allowance for credit losses at beginning of period	$1,864	$729
Provision for credit losses	328	371
Charge-offs, net of recoveries[1]	(188)	(190)
Allowance for credit losses at end of period	$2,004	$910

	June 30, 2009	June 30, 2008
Aggregate balances 60 or more days past due[2]
Finance receivables[3]	$441	$413
Operating leases[3]	131	85
Total	$572	$498

[1] Net of recoveries of $33 million and $30 million for the quarters ended June 30, 2009 and 2008, respectively.
[2] Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
  3 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

Note 8 – Accounting for Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

We use derivatives as part of our risk management strategy to hedge against changes in interest rate and foreign exchange risks.  We manage these risks by entering into derivatives transactions with the intent to minimize fluctuations in earnings, cash flows and fair value adjustments of assets and liabilities caused by market volatility.

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

Note 8 – Accounting for Derivatives, Hedging Activities and Interest Expense

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

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at June 30, 2009 as reported in the Consolidated Balance Sheet (dollars in millions):
	Hedge accounting derivatives		Non-hedge accounting derivatives		Total
	Notional	Fair value	Notional	Fair value	Notional	Fair value
Other assets
Interest rate swaps	$540	$48	$16,603	$455	$17,143	$503
Foreign currency swaps	11,164	1,671	11,101	1,177	22,265	2,848
Foreign currency forwards	-	-	103	-	103	-
Interest rate caps	-	-	160	-	160	-
Embedded derivatives	-	-	[2]	20	-	20
Total	$11,704	$1,719	$27,967	$1,652	$39,671	$3,371

FIN 39 Netting						(1,274)
Less: Collateral held[1]						(1,327)

Carrying value of derivative contracts – Other assets						$770

Other liabilities
Interest rate swaps	$51	($1)	$52,126	($1,302)	$52,177	($1,303)
Foreign currency swaps	6,714	(382)	2,384	(116)	9,098	(498)
Foreign currency forwards	-	-	1,038	(19)	1,038	(19)
Interest rate caps	-	-	50	(2)	50	(2)
Embedded derivatives	-	-	[2]	(25)	-	(25)
Total	$6,765	($383)	$55,598	($1,464)	$62,363	($1,847)

FIN 39 Netting						1,274
Plus: Collateral posted[1]						50

Carrying value of derivative contracts – Other liabilities						($523)

1 Collateral held and collateral posted represents, respectively, cash received from, and cash posted to, certain derivative counterparties under reciprocal collateral arrangements. As of June 30, 2009, we had posted collateral of $50 million with counterparties who were in a net liability position with us.  We had also posted collateral of $5 million and held collateral of
   $1,332 million with counterparties who were in a net asset position with us, resulting in net collateral held of $1,327 million.
   The $5 million of collateral posted was from a counterparty whose position had shifted from a net liability to a net asset subsequent to the date collateral was posted.
2  At June 30, 2009, the notionals for embedded derivative assets and liabilities were $282 million and $398 million, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Accounting for Derivatives, Hedging Activities and Interest Expense (Continued)

The table below shows the location and amount of derivatives at March 31, 2009 as reported in the Consolidated Balance Sheet (dollars in millions):

	Hedge accounting derivatives		Non-hedge accounting derivatives		Total
	Notional	Fair value	Notional	Fair value	Notional	Fair value
Other assets
Interest rate swaps	$962	$90	$14,393	$528	$15,355	$618
Foreign currency swaps	8,328	1,116	8,007	411	16,335	1,527
Foreign currency forwards	-	-	1,171	34	1,171	34
Interest rate caps	-	-	160	-	160	-
Embedded derivatives	-	-	[3]	24	-	24
Total	$9,290	$1,206	$23,731	$997	$33,021	2,203

FIN 39 Netting						(1,932)
Less: Collateral held[1]						(96)

Carrying value of derivative contracts – Other assets						$175

Other liabilities
Interest rate swaps	$-	$-	$59,447	($1,535)	$59,447	($1,535)
Foreign currency swaps	10,028	(1,289)	3,831	(301)	13,859	(1,590)
Foreign currency forwards	-	-	90	-	90	-
Embedded derivatives	-	-	[3]	(25)	-	(25)
Total	$10,028	($1,289)	$63,368	($1,861)	$73,396	(3,150)

FIN 39 Netting						1,932
Plus: Collateral held[1,2]						(124)

Carrying value of derivative contracts – Other liabilities						($1,342)

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
3  At March 31, 2009, the notionals for embedded derivative assets and liabilities were $293 million and $538 million, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Accounting for Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense (dollars in millions):

	Three months ended June 30,
	2009	2008 [3]
Interest expense on debt	$624	$711
Interest expense on pay float swaps[1]	(320)	(192)
Interest expense on debt, net of pay float swaps	304	519

Interest expense on pay fixed swaps	301	202
Ineffectiveness related to hedge accounting derivatives[2]	21	18
Loss (gain) on foreign currency transactions	858	(25)
(Gain) loss on currency swaps and forwards [2]	(796)	18

Loss (gain) on other non-hedge accounting derivatives:
Pay float swaps[2]	139	237
Pay fixed swaps[2]	(328)	(926)
Total interest expense	$499	$43

1   Includes both hedge and non-hedge accounting derivatives.
[2]  The quarter ended June 30, 2009 includes a credit value adjustment loss totaling $71 million, of which $27 million is included in ineffectiveness related to hedge accounting derivatives, $14 million is included in currency swaps, $28 million is included in pay fixed swaps and $2 million is included in pay float swaps.  The quarter ended June 30, 2008 includes a credit value adjustment loss totaling $25 million, of which $20 million is included in ineffectiveness related to hedge accounting derivatives, $3 million is included in currency swaps, and $2 million is included in pay float swaps.

[3] Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Accounting for Derivatives, Hedging Activities and Interest Expense (Continued)

The table below summarizes the location and amount of gains and losses recognized in interest expense on derivative instruments and related hedged items for the quarters ended June 30, 2009 and 2008 as reported in our Consolidated Statement of Income (dollars in millions):

	June 30, 2009	June 30, 2008
Hedge accounting derivatives:
Interest rate swaps	$24	$53
Foreign currency swaps	(1,384)	431
	(1,360)	484
Less Hedged item:
Fixed rate debt	1,381	(466)
Ineffectiveness related to hedge accounting derivatives	$21	$18

Non-hedge accounting derivatives:
(Gain) loss on currency swaps and forwards	($796)	$18

Other non-hedge accounting derivatives:
Interest rate contracts	($193)	($672)
Embedded derivatives	4	(17)
(Gain) on other non-hedge accounting derivatives	($189)	($689)

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

The aggregate fair value of derivative instruments that contain credit risk related contingent features that are in a net liability position at June 30, 2009 was $505 million. In the normal course of business, we posted collateral of $50 million at June 30, 2009.  At June 30, 2009, if our ratings were to have declined to “A+” as rated by S&P or “A1” as rated by Moody’s, we would have been required to post $112 million of additional collateral to the counterparties with which we were in a net liability position at June 30, 2009.  If our ratings were to have declined to “BBB+” or below as rated by S&P or “Baa1” or below as rated by Moody’s, we would have been required to post collateral totaling $505 million to the counterparties with which we were in a net liability position at June 30, 2009.  This is the same amount we would need in order to settle all instruments that were in a net liability position at June 30, 2009.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following (dollars in millions):

	June 30, 2009	March 31, 2009
Other assets:
Notes receivable from affiliates	$1,193	$1,231
Used vehicles held for sale	303	358
Deferred charges	235	246
Income taxes receivable	336	186
Derivative assets	770	175
Other assets	485	444
Total other assets	$3,322	$2,640

Other liabilities:
Unearned insurance premiums and contract revenues	$1,351	$1,350
Derivative liabilities	523	1,342
Accounts payable and accrued expenses	1,066	901
Deferred income	267	283
Other liabilities	322	273
Total other liabilities	$3,529	$4,149

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Debt

Debt and the related weighted average contractual interest rates are summarized as (dollars in millions):
			Weighted Average Contractual Interest Rates[4]
	June 30, 2009	March 31, 2009	June 30, 2009	March 31, 2009
Commercial paper[1]	$17,355	$18,027	0.52%	1.50%
Notes and loans payable[2]	53,031	55,053	4.01%	3.96%
Carrying value adjustment[3]	1,160	(97)
Debt	$71,546	$72,983	3.14%	3.35%

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

The carrying value of our notes and loans payable includes unsecured notes denominated in various foreign currencies valued at $32.3 billion and $28.5 billion at June 30 and March 31, 2009, respectively.  Concurrent with the issuance of these unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Additionally, the carrying value of our notes and loans payable at June 30, 2009 consists of $14.1 billion of unsecured floating rate notes with contractual interest rates ranging from 0 percent to 13.1 percent and $40.1 billion of unsecured fixed rate notes with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

As of June 30, 2009, our commercial paper had an average remaining maturity of 20 days.  Our notes and loans payable mature on various dates through fiscal 2047.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement

In March 2009, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30 and March 31, 2009.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30 and March 31, 2009.

Letters of Credit Facilities Agreement

In addition, TMCC has uncommitted letters of credit facilities totaling $5 million at June 30 and March 31, 2009.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities was issued and outstanding at June 30 and March 31, 2009.

Other Credit Agreements

In December 2008, TMCC entered into a committed bank credit facility in the amount of up to JPY 100 billion, or approximately $1.0 billion as of June 30, 2009.   In December 2008, TMCC entered into an uncommitted bank credit facility in the amount of JPY 100 billion, or approximately $1.0 billion as of June 30, 2009.  Both of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  Neither of these facilities was drawn upon as of June 30 and March 31, 2009.

We are in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below (dollars in millions):

	June 30, 2009	March 31, 2009
Commitments:
Credit facilities with vehicle and industrial equipment dealers[1]	$6,711	$6,677
Facilities lease commitments[2]	103	98
Total commitments	6,814	6,775
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$6,914	$6,875

[1]Excludes  $10.3 billion of wholesale financing demand note facilities not considered to be contractual commitments at June 30 and March 31, 2009, of which $4.3 billion and $5.6 billion were outstanding at June 30 and March 31, 2009, respectively.

[2]Includes $62 million and $55 million in facilities lease commitments with affiliates at June 30 and March 31, 2009, respectively.

As of June 30, 2009, there have been no material changes to our commitments as described in Note 16 – Commitments and Contingencies of our fiscal 2009 Form 10-K, except as described below.

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectibility on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facilities available to vehicle and industrial equipment dealers, $5.0 billion were outstanding at June 30 and March 31, 2009, respectively, and were recorded in finance receivables, net in the Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Commitments and Contingencies (Continued)

We are party to a 15-year lease agreement with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At June 30, 2009, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above, are as follows: fiscal years ending March 31, 2010 - $17 million; 2011 - $20 million; 2012 - $16 million; 2013 $12 million; 2014 - $9 million and thereafter – $29 million.

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

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30 and March 31, 2009.  The fair value of these guarantees was approximately $1.0 million and $1.1 million at June 30 and March 31, 2009.  As of June 30 and March 31, 2009, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.  In addition, other than the fee discussed above, there are no corresponding expenses or cash flows arising from these guarantees.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim.  In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2009, we determined that it is not probable that we will be required to make any material payments in the future. As of June 30 and March 31, 2009, no amounts have been recorded under these indemnifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Commitments and Contingencies (Continued)

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 38 percent during the first quarter of fiscal 2010 and 39 percent for the same period in fiscal 2009.  Our provision for income taxes for the first quarter of fiscal 2010 was $108 million compared to a provision of $267 million for the same period in fiscal 2009.   This decrease in provision is consistent with the decrease in our income before tax for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

Tax Related Contingencies
We are routinely subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities in various jurisdictions. We are in various stages of completion of several income tax examinations, including an examination by the Internal Revenue Service for the taxable years March 31, 2004 through March 31, 2009.

In accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” we periodically review our uncertain tax positions. In conjunction with this review, we reduced the liability for unrecognized tax benefits during the first quarter of fiscal 2010. Our assessment is based on many factors including the ongoing IRS audits. This assessment resulted in a decrease in unrecognized tax benefits of $177 million to $13 million for the quarter ended June 30, 2009. The decrease in unrecognized tax benefits is the result of a tentative agreement with the IRS in favor of TMCC reached on these issues and was related to timing differences on prior income tax returns and did not impact our effective tax rate.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions

As of June 30, 2009, there have been no material changes to our related party agreements or relationships as described in our fiscal 2009 Form 10-K, except as described below.  The table below summarizes the amounts included in our Consolidated Balance Sheet under various related party agreements or relationships (dollars in millions):

	June 30, 2009	March 31, 2009
Assets:
Finance receivables, net
Accounts receivable from affiliates	$22	$28
Notes receivable under home loan programs	$30	$33
Deferred retail subvention income from affiliates	($574)	($620)

Investments in operating leases, net
Leases to affiliates	$32	$34
Deferred lease subvention income from affiliates	($507)	($521)

Other assets
Notes receivable from affiliates	$1,193	$1,231
Accounts receivable from affiliates	$102	$73
Subvention receivable from affiliates	$86	$54

Liabilities:
Debt
Loans payable to affiliates	$4,033	$2,000

Other liabilities
Accounts payable to affiliates	$227	$154
Notes payable to affiliate	$70	$80

Shareholder’s Equity:
Stock based compensation	$1	$1

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions (Continued)

The table below summarizes the amounts included in our Consolidated Statement of Income under various related party agreements or relationships (dollars in millions):
	Three months ended June 30,
	2009	2008[1]
Net financing margin:
Manufacturers’ subvention support and other revenues	$187	$177
Credit support fees incurred	($10)	($11)
Foreign exchange gain (loss) on notes receivable from affiliates	$52	($24)
Foreign exchange loss on loans payable to affiliates	($33)	$-
Interest expense on loans payable to affiliates	($21)	$-

Insurance earned premiums and contract revenues:
Affiliate insurance premiums, commissions, and contract revenues	$18	$17

Investments and other income:
Interest earned on notes receivable from affiliates	$1	$3

Expenses:
Shared services charges and other expenses	$8	$12
Employee benefits expense	$16	$14

1  Prior period amounts have been reclassified to conform to the current period presentation.

TFSC Conduit Finance Agreements

During the quarter ended June 30, 2009, Toyota Financial Services Corporation (“TFSC”) and TMCC entered into a conduit finance agreement under which TFSC passes along to TMCC certain funds that TFSC receives from other financial institutions solely for the benefit of TMCC. TFSC and TMCC entered into a similar conduit finance agreement during the fourth quarter of fiscal 2009.   Refer to Note 16 of our Form 10-K dated March 31, 2009 for further information.  At June 30, 2009, the aggregate amount of the loans payable to TFSC under these agreements was approximately $4.0 billion.  Included in the balance reported as of June 30, 2009 is a $33 million carrying value adjustment for foreign currency exchange losses for portions of the debt denominated in foreign currency.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments for the quarters ended or at June 30 is summarized as follows (dollars in millions):

	Finance operations	Insurance operations	Intercompany eliminations	Total
Fiscal 2010:
Total gross revenues	$2,089	$151	($2)	$2,238[1]

Less:
Depreciation on operating leases	893	-	-	893
Interest expense	501	-	(2)	499
Provision for credit losses	328	-	-	328
Operating and administrative expenses	142	35	-	177
Insurance losses and loss adjustment expenses	-	57	-	57
Provision for income taxes	87	21	-	108
Net income	$138	$38	$-	$176

Total assets	$80,007	$2,531	($354)	$82,184

1  Total gross revenues represents total financing revenues, insurance earned premiums and contract revenues and investment and other income.

	Finance operations	Insurance operations	Intercompany eliminations	Total
Fiscal 2009 [2]:
Total gross revenues	$2,186	$126	($2)	$2,310[1]

Less:
Depreciation on operating leases	949	-	-	949
Interest expense	45	-	(2)	43
Provision for credit losses	371	-	-	371
Operating and administrative expenses	170	37	-	207
Insurance losses and loss adjustment expenses	-	53	-	53
Provision for income taxes	254	13	-	267
Net income	$397	$23	$-	$420

Total assets	$83,685	$2,498	($349)	$85,834

1  Total gross revenues represents total financing revenues, insurance earned premiums and contract revenues and investment and other income.
2  Prior period amounts have been reclassified to conform to the current period presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2009 (“fiscal 2009”).  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

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

We generate revenue, income, and cash flows by providing retail financing, leasing, dealer financing, and certain other financial products and services to vehicle and industrial equipment dealers and their customers.  We measure the performance of our financing operations using the following metrics: financing volume, market share, return on assets, financial leverage, financing margins and loss metrics.

We also generate revenue through marketing, underwriting, and administering insurance agreements related to covering certain risks of vehicle dealers and their customers.  We measure the performance of our insurance operations using the following metrics: agreement volume, number of agreements in force, investment portfolio return, and loss metrics.

Fiscal 2010 First Quarter Operating Environment

During the first quarter of the fiscal year ended March 31, 2010 (“fiscal 2010”), the U.S. economy continued to experience market distress, with increasing unemployment, declining home values, and fluctuations in commodity prices, all of which impact consumer confidence and household income.  This continues to have a dampening effect on automobile sales and is impacting our customers.

We achieved consolidated net income in the first quarter of fiscal 2010 of $176 million.  This compares to $420 million for the same period in fiscal 2009. Our results in the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009, were adversely impacted by an increase in interest expense due to lower mark-to-market gains on a portion of our derivatives portfolio and lower financing revenues.  These adverse affects were partially offset by decreases in depreciation on operating leases, provision for credit losses and operating and administrative expenses as compared to the first quarter of fiscal 2009.

Sales of Toyota and Lexus vehicles have been negatively affected by low consumer confidence and the weak economic conditions.  Toyota Motor Sales, U.S.A., Inc. (“TMS”) sales declined 39% compared to the first quarter of fiscal 2009.  The sales decline coupled with the decrease in the availability of TMS subvention has affected our finance and insurance volumes and market share.  As a result, we have seen a corresponding decline in net earning assets and financing revenues.

From a funding perspective, the impact of a decline in our net earning assets, cash flows generated from our earning asset portfolio and pre-funding activities conducted during the quarter ended March 31, 2009 reduced term funding requirements for the quarter ended June 30, 2009.  As a result, the Company reflected a higher than typical cash and investments balance for the current fiscal quarter.  We maintain broad access to a variety of global markets and cost of funding has generally improved during the current fiscal quarter.

Interest expense increased significantly in the first quarter of fiscal 2010 over the same period in the prior year.  The increase in interest expense as compared to the prior period was primarily due to lower mark-to-market gains on a portion of our derivatives portfolio, partially offset by lower interest expense on debt resulting from declining short-term interest rates.

The continued weakness in the U.S. economy continues to affect some of our customer’s ability to make their scheduled payments.  During the quarter ended June 30, 2009, we experienced elevated levels of delinquencies and higher frequency of occurrence of charged-off accounts compared to the quarter ended June 30, 2008.   As a result, we recorded a provision for credit losses, increasing our allowance for credit losses as compared to the prior period.  We are maintaining sound risk management practices and credit loss strategies to manage this situation.  We have strengthened our dealer risk management practices through additional resource allocation.  We continue to review our purchasing practices and resource allocation devoted to collections, and remain focused on efficiency in our collections through the use of technology.

The first quarter of fiscal 2010 showed improvement in the used vehicle market and we have experienced improving values in many segments.  This has resulted in an improvement in loss severity per unit, positively impacting charge-offs.  Depreciation expense on operating leases was also favorably impacted by the improvement in used vehicle values.

We remain focused on our cost structure.  We reduced our operating and administrative expenses by 14% during the first quarter of fiscal 2010 compared to the same period in the prior year, primarily in the areas of employee expenses, contingent workforce and technology.

RESULTS OF OPERATIONS

	Three months ended June 30,
	2009	2008
	(Dollars in millions)
Net income:
Finance operations	$138	$397
Insurance operations	38	23
Total net income	$176	$420

Our consolidated net income was $176 million for the first quarter of fiscal 2010 compared to $420 million for the same period in fiscal 2009. Our results in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 were adversely impacted by an increase in interest expense and lower financing revenues, partially offset by decreases in depreciation on operating leases, provision for credit losses and operating and administrative expenses.

Our financing operations reported net income of $138 million for the first quarter of fiscal 2010 compared to $397 million for the same period in fiscal 2009.  Results were adversely impacted by an increase in interest expense and lower financing revenues, partially offset by decreases in the provision for credit losses, and lower depreciation on operating leases.

Our insurance operations reported net income of $38 million for the first quarter of fiscal 2010 compared to net income of $23 million for the same period in fiscal 2009. The increase in net income was primarily due to an increase in investment income.  The increase in insurance losses and loss adjustment expenses was primarily due to increases in the number of agreements in force and higher average revenues per contract.

Our overall capital position increased by $241 million, bringing total shareholder’s equity to $4.3 billion at June 30, 2009, compared to $4.1 billion at March 31, 2009.  Our debt decreased to $71.5 billion at June 30, 2009 from $73.0 billion at March 31, 2009 consistent with the decrease in financing volume and net earning assets.  As a result of the factors discussed above, our debt-to-equity ratio improved from 17.8 at March 31, 2009 to 16.5 at June 30, 2009.

Financing Operations – Fiscal 2010 compared to Fiscal 2009

	Three months ended June 30,		Percentage
	2009	2008	Change
	(Dollars in millions)
Financing Revenues:
Operating lease	$1,196	$1,195	0%
Retail financing[1]	781	818	(5%)
Dealer financing	93	148	(37%)
Total financing revenues	2,070	2,161	(4%)

Depreciation on operating leases	893	949	(6%)
Interest expense	499	43	1,060%
Net financing margin	$678	$1,169	(42%)
Provision for credit losses	328	371	(12%)
Net income from financing operations	$138	$397	(65%)

1 Includes direct finance lease revenues.

Our financing operations reported net income of $138 million during the first quarter of fiscal 2010 compared to net income of $397 million for the same period in fiscal 2009.  Our results for fiscal 2010 were affected by higher interest expense due to lower mark-to-market gains on a portion of our derivatives portfolio and lower financing revenues.  The increased interest expense was partially offset by lower weighted average contractual interest rates on our outstanding debt, resulting from declining short term interest rates.  Overall results benefited from a decline in the provision for credit losses and a decrease in depreciation on operating leases during the first quarter of fiscal 2010.

Financing Revenues

Total financing revenues decreased 4 percent during the first quarter of fiscal 2010 as compared to the same period in fiscal 2009 due to decreased overall financing volume and lower portfolio yields.  Our financing revenues were influenced as follows:

•	Operating lease revenues remained consistent, with slightly lower asset balances driven by lower lease volume.

•	Retail financing revenues decreased 5 percent, primarily due to a decrease in our portfolio yields and slightly lower asset balances driven by lower retail volume.

•	Dealer financing revenues decreased 37 percent, primarily due to lower yields which resulted from declining interest rates and lower average earning asset balances.

Our total finance receivables portfolio yield was 6.4 percent and 6.7 percent during the first quarters of fiscal 2010 and fiscal 2009, respectively.

Depreciation Expense

Depreciation on operating leases decreased 6 percent during the first quarter of fiscal 2010 compared to the same period in fiscal 2009.  This decrease was due to improvements in the used vehicle market, and was partially offset by a slight increase in average lease units outstanding.  The improvement in used vehicle prices led to an upward revision in end of term residual values on the existing portfolio, which decreased depreciation expense on a straight-line basis.

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

	Three months ended June 30,
	2009	2008[3]
Interest expense on debt	$624	$711
Interest expense on pay float swaps[1]	(320)	(192)
Interest expense on debt, net of pay float swaps	304	519

Interest expense on pay fixed swaps	301	202
Ineffectiveness related to hedge accounting derivatives[2]	21	18
Loss (gain) on foreign currency transactions	858	(25)
(Gain) loss on currency swaps and forwards [2]	(796)	18

Loss (gain) on other non-hedge accounting derivatives:
Pay float swaps[2]	139	237
Pay fixed swaps[2]	(328)	(926)
Total interest expense	$499	$43

1   Includes both hedge and non-hedge accounting derivatives.
[2]  The quarter ended June 30, 2009 includes a credit value adjustment loss totaling $71 million, of which $27 million is included in ineffectiveness related to hedge accounting derivatives, $14 million is included in currency swaps, $28 million is included in pay fixed swaps and $2 million is included in pay float swaps.  The quarter ended June 30, 2008 includes a credit value adjustment loss totaling $25 million, of which $20 million is included in ineffectiveness related to hedge accounting derivatives, $3 million is included in currency swaps and $2 million is included in pay float swaps.

3 Prior period amounts have been reclassified to conform to the current period presentation.

Interest expense on debt primarily represents interest due on notes and loans payable and commercial paper, and includes the amortization of debt issue costs, discount and premium, and basis adjustments.  Interest expense on debt decreased primarily due to lower weighted average contractual interest rates on debt.  Interest expense on pay float swaps represents net interest expense on our interest rate and cross-currency swaps. Interest expense on pay float swaps decreased due to significant declines in 3-month LIBOR rates during the first quarter of fiscal 2010 as compared to the same period in fiscal 2009.  As a result, interest expense on debt, net of pay float swaps was lower in the first quarter of fiscal 2010.

We use pay fixed swaps executed on a portfolio basis, to manage our interest rate risk arising from a mismatch between our fixed-rate U.S. dollar denominated receivables and floating rate obligations.  Pay fixed swaps have a weighted average life of approximately two to three years; this results in a pay fixed swaps portfolio that is constantly changing as new swaps are executed at different rates, and existing swaps mature. Interest on pay fixed swaps represents net interest on our pay fixed swaps portfolio where we pay a fixed rate and receive a floating rate based on 3-month LIBOR.  During the first quarter of fiscal 2010 and fiscal 2009, floating interest rates were generally lower compared to the fixed interest rates at which the swap contracts were executed, resulting in net interest expense in both periods. Based on the changes in the composition of our pay fixed swaps portfolio, the difference between the pay fixed rate and pay float rate was greater in the first quarter of fiscal 2010 compared to the difference between the pay fixed rate and pay float rate in the first quarter of 2009.  This resulted in net interest expense of $301 million in the first quarter of 2010 compared to $202 million in the first quarter of 2009.

Ineffectiveness related to hedge accounting derivatives represents the net difference between the change in the fair value of the hedged debt and the change in the fair value of the underlying derivative instrument. This amount includes a credit value adjustment loss of $27 million and $20 million for the first quarter of fiscal 2010 and fiscal 2009, respectively.

Foreign currency transaction gain or loss relates to foreign currency denominated transactions for which hedge accounting has not been elected and for which we are required to revalue the foreign currency denominated transactions at each balance sheet date. We use currency swaps and forwards to economically hedge these foreign currency transactions.  During the first quarter of fiscal 2010, the U.S. dollar weakened relative to certain other currencies in which our foreign currency transactions are denominated.  This resulted in the recognition of losses in foreign currency transactions which are primarily debt, and gains in the fair value of the currency swaps used to economically hedge these foreign currency transactions.  During the first quarter of fiscal 2009, the U.S. dollar strengthened relative to certain other currencies in which our foreign currency transactions are denominated.  This resulted in the recognition of gains in foreign currency transaction and losses in the fair value of the currency swaps.

The losses on pay float swaps and gains on the pay fixed swaps designated as non-hedge accounting derivatives were due to the increase in swap rates. During the first quarter of fiscal 2010, swap rates increased, but to a lesser extent when compared to the first quarter of fiscal 2009.  This resulted in losses on pay float swaps of $139 million in the first quarter of fiscal 2010 compared to a loss of $237 million during the same period in fiscal 2009.  In addition, the increase in swap rates resulted in gains on the pay fixed swaps of $328 million in the first quarter of fiscal 2010 compared to gains of $926 million in the same period in fiscal 2009.

Insurance Operations – Fiscal 2010 compared to Fiscal 2009

The following table summarizes key results of our Insurance Operations (dollars in millions):

	Three months ended June 30,		Percentage
	2009	2008	Change
Agreements (units in thousands):
Issued	288	389	(26%)
In force	5,154	5,049	2%
Insurance earned premiums and contract revenues	$110	$105	5%
Investment and other income	$41	$21	95%
Gross revenues from insurance operations	$151	$126	20%

Insurance losses and loss adjustment expenses	$57	$53	8%
Net income from insurance operations	$38	$23	65%

Agreements issued during the first quarter of fiscal 2010 decreased by 101 thousand units, or 26%, compared to the same period in fiscal 2009 primarily as a result of a 39% decrease in TMS vehicle sales for those same periods, partially offset by stronger dealer relationships.

Our insurance operations reported net income of $38 million for the first quarter of fiscal 2010, compared to $23 million for the same period in fiscal 2009.  The increase in net income was primarily due to an increase in investment income.

Our insurance operations reported investment and other income of $41 million during the first quarter of fiscal 2010, compared to investment and other income of $21 million during the same period in fiscal 2009.  Investment and other income consists primarily of investment income on marketable securities.  The increase in investment and other income was primarily due to higher yielding securities.

We reported $57 million of insurance losses and loss adjustment expenses during the first quarter of fiscal 2010, compared to $53 million during the same period in fiscal 2009.  The increase in insurance losses and loss adjustment expenses primarily relates to an increase in frequency of claims paid and an increase in vehicle service and maintenance claims due to growth in the number of agreements in force.

Investment and Other Income

The following table summarizes the components of our consolidated investment and other income (dollars in millions):
	Three months ended June 30,
	2009	2008
Interest and dividend income on marketable securities	$34	$23
Realized (losses) on marketable securities	(5)	(6)
Other income	29	27
Total investment and other income	$58	$44
1 Prior period amounts have been reclassified to conform to the current period presentation.

We reported $58 million and $44 million of investment and other income for the first quarter of fiscal 2010 and 2009, respectively.  These amounts consisted of $34 million of interest and dividend income on marketable securities in the first quarter of fiscal 2010 and $23 million of interest and dividend income on marketable securities during the same period in fiscal 2009.  The increase in interest and dividend income on marketable securities relates primarily to our insurance operations.  Our realized losses on marketable securities were $5 million for the first quarter of fiscal 2010 compared to $6 million for the same period in the prior year.

We reported $29 million and $27 million of other income during the first quarter of fiscal 2010 and 2009, respectively.  The increase in other income was primarily due to an increase in interest income on federal tax receivables.  This increase was partially offset by a decrease in interest income on cash held in excess of our funding needs.  The decrease in interest income on cash held in excess of our funding needs was due to lower short term interest rates, partially offset by higher average cash balances during the first quarter of fiscal 2010 as compared to the same period in fiscal 2009.

Provision for Credit Losses

We recorded a provision for credit losses of $328 million for the first quarter of fiscal 2010.  During the first quarter of fiscal 2010, the U.S. economy experienced continued weakness as evidenced by increasing unemployment, declining home values and lack of additional credit resources.  These conditions continue to affect some of our customers’ ability to make their scheduled payments.  As a result, we experienced elevated levels of delinquencies compared to the quarter ended June 30, 2008, as well as an increase in the frequency of occurrence of charged-off accounts.  This increase was partially offset by an improvement in loss severity.  The allowance for credit losses increased to $2,004 million at June 30, 2009 from $910 million at June 30, 2008, the majority of which was recorded in the third and fourth quarters of fiscal 2009.

Operating and Administrative Expenses
The following table summarizes our operating and administrative expenses (dollars in millions):

	Three months ended June 30,		Percentage
	2009	2008	Change
Employee expenses	$71	$91	(22%)
Operating expenses	89	95	(6%)
Insurance dealer back-end program expenses	17	21	(19%)
Total operating and administrative expenses	$177	$207	(14%)

Total operating and administrative expenses decreased 14 percent during the first quarter of fiscal 2010 compared to the same period in fiscal 2009 due to a company-wide effort to decrease expenses.  The decrease in employee-related expenses primarily reflects a decrease in performance-based compensation, overtime and lower usage of contingent workers.  Additionally, operating expenses decreased in various areas, including technology spending.  Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC.  Refer to Note 14 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on sales volume or underwriting performance.  The 19 percent decrease during the first quarter of fiscal 2010 compared to the same period in fiscal 2009 was primarily due to a decrease in the number of participating dealers, a decrease in agreements issued, and a decrease in the federal funds rate used in the computation of certain payments.

Provision for Income Taxes
Our effective tax rate was 38 percent during the first quarter of fiscal 2010 and 39 percent for the same period in fiscal 2009.  Our provision for income taxes for the first quarter of fiscal 2010 was $108 million compared to a provision of $267 million for the same period in fiscal 2009.   This decrease is consistent with the decrease in our income before tax for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended June 30,		Percentage Change
	2009	2008
TMS new sales volume[1] (units in thousands):	314	519	(39%)

Vehicle financing volume
New retail	123	235	(48%)
Used retail	76	88	(14%)
Lease	43	77	(44%)
Total[2]	242	400	(40%)

TMS subvened vehicle financing volume (units included in the above table):
New retail	40	103	(61%)
Used retail	12	15	(20%)
Lease	34	64	(47%)
Total	86	182	(53%)

Market share:
Retail	38.7%	44.5%
Lease	13.7%	14.8%
Total	52.4%	59.3%

1  Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 86% Toyota and
14% Lexus vehicles for the first quarter of fiscal 2010 and approximately 87% Toyota and 13% Lexus vehicles for the first quarter of fiscal 2009.
2   Total financing volume is comprised of approximately 79% Toyota, 15% Lexus, and 6% non-Toyota/Lexus vehicles for the first quarter of fiscal 2010 and approximately 81% Toyota, 13% Lexus, and 6% non-Toyota/Lexus vehicles for the first quarter of fiscal 2009.

The composition of our net earning assets is summarized below (dollars in millions):

	June 30, 2009	March 31, 2009	Percentage Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net[1]	$43,126	$43,821	(2%)
Dealer financing, net	9,580	10,753	(11%)
Total finance receivables, net	52,706	54,574	(3%)
Investments in operating leases, net	17,174	17,980	(4%)
Net earning assets	$69,880	$72,554	(4%)

Dealer Financing (Number of dealers receiving vehicle wholesale financing)
Toyota and Lexus dealers[2]	938	920	2%
Vehicle dealers outside of the Toyota/Lexus dealer network	516	519	(1%)
Total number of dealers receiving vehicle wholesale financing	1,454	1,439	1%

Dealer inventory financed (units in thousands)	180	232	(22%)

1 Includes direct finance leases of $327 million and $354 million at June 30, 2009 and March 31, 2009, respectively.
2 Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

Vehicle Financing Volume

Our total financing volume is acquired primarily from Toyota and Lexus vehicle dealers and is dependent upon TMS sales volume and subvention.  During the first quarter of fiscal 2010, the volume of TMS sales decreased by 39% as compared to the same period in fiscal 2009, mainly due to the weakness of the U.S. economy and consumer confidence.  The decrease in sales volume also resulted from the decreased availability of TMS sponsored subvention during the first quarter of fiscal 2010.

Retail Financing Volume and Finance Receivables

Our retail financing volume decreased in the first quarter of fiscal 2010 compared to the same period in fiscal 2009 primarily due to a decline in overall TMS sales volume.  In addition, retail market share decreased during the first quarter of fiscal 2010 as compared to the same period in fiscal 2009 due to the decreased level of TMS subvention.  In addition, retail finance receivables at June 30, 2009 declined slightly from March 31, 2009 as the volume of new vehicles financed did not keep pace with existing portfolio liquidations during the first quarter of fiscal 2010.  Retail finance receivables decreased from $43.8 billion at March 31, 2009 to $43.1 billion at June 30, 2009.

Lease Financing Volume and Earning Assets

Our vehicle lease financing volume decreased in the first quarter of fiscal 2010 compared to the same period in fiscal 2009 due to the decline in TMS sales.  Our lease market share also decreased in the first quarter of fiscal 2010 as compared to the same period in fiscal 2009 due to the decreased level of TMS subvention.  Total lease earning assets, comprised of investments in operating leases, decreased from $18.0 billion at March 31, 2009 to $17.2 billion at June 30, 2009 primarily due to the decline in our volume, resulting from lower TMS sales.

Dealer Financing

During the first quarter of fiscal 2010, the number of dealer inventory units financed decreased by 22%, compared to the same period in fiscal 2009.   The decline was driven primarily by decreased TMS sales volume leading many of our dealers to reduce their inventory levels, and was partially offset by a 1% increase in the number of dealers receiving financing.  As a result, dealer financing earning assets decreased by 11% from $10.8 billion at March 31, 2009 to $9.6 billion at June 30, 2009.

Residual Value Risk

The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, current economic conditions and outlook, projected market values, and the resulting impact on vehicle lease return rates and loss severity.

We periodically review the estimated end of term market values of leased vehicles to assess the appropriateness of our carrying values.  To the extent the estimated end of term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value.  These adjustments are made over time for operating leases by recording depreciation expense in the Consolidated Statement of Income.  Gains or losses on vehicles sold at lease termination are also recorded in depreciation expense in the Consolidated Statement of Income.

Depreciation on Operating Leases

	Three months ended June 30,
	2009	2008
Depreciation on operating leases (dollars in millions)	$893	$949
Average operating lease units Outstanding (units in thousands)	725	722

Depreciation expense on operating leases decreased to $893 million for the first quarter of fiscal 2010 compared to $949 million for the same period in fiscal 2009 while the average number of operating leases outstanding increased slightly.  Depreciation expense was positively affected by the improvement in the used vehicle market as favorable used vehicle market trends factored significantly in our estimates of end of term market values on our leased vehicle portfolio.

Credit Risk

Credit loss Experience

During the first quarter of fiscal 2010, the U.S. economy experienced continued weakness as evidenced by increasing unemployment, declining home values and lack of additional credit resources.  These conditions continue to affect some of our customers’ ability to make their scheduled payments.  As a result, during the quarter ended June 30, 2009, we experienced elevated levels of delinquencies compared to the quarter ended June 30, 2008.  Our level of net charge-offs for the first quarter of fiscal 2010 is consistent with the same period in the prior year.  However, net charge-offs as a percentage of average gross earning assets increased due to a decline in net earning assets.

	June 30, 2009	March 31, 2009	June 30, 2008
Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets[1]
Finance receivables[2]	0.81%	0.67%	0.70%
Operating leases[2]	0.75%	0.73%	0.44%
Total	0.80%	0.68%	0.64%

Frequency of occurrence as a percentage of outstanding contracts	3.19%	2.56%	2.65%
Average loss severity per unit	$9,052	$9,659	$9,151

Net charge-offs as a percentage of average gross earning assets[3]
Finance receivables	1.16%	1.54%	1.11%
Operating leases	0.62%	0.86%	0.61%
Total	1.03%	1.37%	0.99%

[1] Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
2 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
3 Net charge-off ratios have been annualized using three month results for the three month periods ending June 30, 2009 and
  2008.

The level of credit losses primarily reflects two factors: frequency of occurrence and loss severity.  Frequency of occurrence as a percentage of average outstanding contracts increased during the first quarter of fiscal 2010, when compared to the same period in fiscal 2009 primarily due to the continued difficulty in the U.S. economy, specifically the increase in unemployment and its impact on some of our customers’ ability to make their scheduled payments.  This is evidenced by the increase in accounts 60 or more days past to 0.80% of gross earning assets at June 30, 2009 from 0.68% and 0.64% at March 31, 2009 and June 30, 2008, respectively.  Average loss severity improved in the first quarter of fiscal 2010 compared to the same period in fiscal 2009 and for the full fiscal year 2009 by 1.1% and 6.0%, respectively.  Loss severity during the first quarter of fiscal 2010 has been positively affected by the improvement in used vehicle prices.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable losses resulting from the non-performance of our customers.  The determination of the allowance involves significant assumptions, complex analysis, and management judgment. The following table provides information related to our allowance for credit losses and credit loss experience for the quarters ended June 30, 2009 and 2008 (dollars in millions):

	Three months ended June 30,
	2009	2008
Allowance for credit losses at beginning of period	$1,864	$729
Provision for credit losses	328	371
Charge-offs, net of recoveries (“net charge-offs”)[1]	(188)	(190)
Allowance for credit losses at end of period	$2,004	$910

1 Net of recoveries of $33 million and $30 million for the quarters ended June 30, 2009 and 2008, respectively.

Our allowance for credit losses is established through a process that estimates probable losses based upon consistently applied statistical analyses of portfolio data. This process utilizes delinquency migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, and incorporates current and expected trends and other relevant factors, including expected loss experience, used vehicle market conditions, economic conditions, unemployment rates, purchase quality mix, contract term length and operational factors.  Further deterioration in our expectation of any of these factors would cause an increase in estimated probable losses.

The allowance for credit losses increased 120% to $2,004 million at June 30, 2009 compared to $910 million at June 30, 2008.  The majority of the increase in the allowance for credit losses occurred during the third and fourth quarters of fiscal year ended March 31, 2009.  The increase was the result of higher estimated future credit losses due to the continued weakness in the U.S. economy which has caused higher delinquencies, charge-offs and decreased profitability of some of our dealers.  Our customers continue to be affected by the adverse trends in the macroeconomic environment which have directly impacted delinquency levels and the expected frequency of occurrence.  As a result, we recorded a provision for credit losses of $328 million for the first quarter of fiscal 2010.  We continue to review our purchasing practices and our resource allocation devoted to collections and to focus on efficiency in our collections through the use of technology.  We have also strengthened our dealer risk management practices through additional resource allocation.

The continued decrease in vehicle sales during the first quarter of fiscal 2010 negatively affected the profitability of the dealers within our financing portfolio, increasing the likelihood of default for certain dealers.  A small portion of these dealers has been affected by the Chrysler and GM bankruptcies in April and June 2009, respectively.  Both manufacturers have since emerged from bankruptcy but the longer-term impact on these manufacturers and their dealers remains uncertain.  We have incorporated this elevated level of credit risk into our assessment of the allowance for credit losses as of June 30, 2009.

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

The following table summarizes the outstanding components of our funding sources at carrying value (dollars in millions):

	June 30, , 2009	March 31, 2009
Commercial paper[1]	$17,355	$18,027
Notes and loans payable[2]	53,031	55,053
Carrying value adjustment[3]	1,160	(97)
Total debt	$71,546	$72,983

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

We do not rely on any single source of funding and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. Our funding volume is primarily based on expected net change in earning assets and debt maturities.  The declines in our financing volume and net earning assets reduced our funding needs and our debt balance during the quarter ended June 30, 2009.

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $3.8 billion to $5.8 billion with an average balance of $5.1 billion for the quarter ended June 30, 2009.

From a funding perspective, the impact of a decline in our net earning assets, cash flows generated from our earning asset portfolio and pre-funding activities conducted during the quarter ended March 31, 2009 reduced term funding requirements for the quarter ended June 30, 2009.  As a result, the Company reflected a higher than typical cash and investments balance for the current fiscal quarter.  We maintain broad access to a variety of global markets and cost of funding has generally improved during the current fiscal quarter. The credit support arrangements provided by our parent also provide an additional source of liquidity to us, although it is not relied upon in our liquidity planning and capital and risk management strategies.  Refer to the Liquidity and Capital Resources section of our fiscal 2009 Form 10-K for additional information regarding the credit support agreement between Toyota Motor Corporation (“TMC”) and Toyota Financial Services Corporation (“TFSC”) and the credit support agreement between TFSC and TMCC.

The credit support agreement between TMC and TFSC is not a guarantee by TMC of any securities or obligations of TFSC.  TMC’s obligations under the credit support agreement rank pari passu with its senior unsecured debt obligations.  The agreement is governed by, and construed in accordance with, the laws of Japan.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $14.1 billion to $18.2 billion during the quarter ended June 30, 2009, with an average outstanding balance of $16.2 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer with short-term debt ratings of A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements.  Additionally, in December 2008, TMCC registered for the Commercial Paper Funding Facility administered by the Federal Reserve Bank of New York.

Notes and Loans Payable

The following table summarizes the components of our notes and loans payable at par value (dollars in millions):

	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total notes and loans payable[5]
Balance at March 31, 2009[1]	$17,507	$32,067	$4,071	$2,544	$56,189
Issuances during the quarter ended June 30, 2009	50[2]	1,029[3]	-	2,000[4]	3,079
Maturities and terminations during the quarter ended June 30, 2009	(4,932)	(1,243)	--	(110)	(6,285)
Balance at June 30, 2009[1]	$12,625	$31,853	$4,071	$4,434	$52,983

Issuances during the one month ended July 31, 2009	$163[2]	$508[3]	$-	$-	$671

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
[2] MTNs and domestic bonds had terms to maturity ranging from approximately 1 year to 3 years, and had interest rates at the time of issuance ranging from 0.6 percent to 1.6 percent.
3 EMTNs were issued in U.S. and non-U.S. currencies, had terms to maturity ranging from approximately 2 years to
  5 years, and had interest rates at the time of issuance ranging from 1.1 percent to 6.6 percent.
[4] Issuances consist of long-term borrowings, all with terms to maturity of approximately 3 years, and interest rates as of June 30,
2009 ranging from 1.0 percent to 2.3 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2008, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €40 billion, or the equivalent in other currencies, of which €11.6 billion was available for issuance at July 31, 2009.  The authorized amount is shared among all EMTN Issuers.  The EMTN program may be expanded from time to time to allow for the continued use of this source of funding.  In addition, we may issue bonds or enter into other unsecured financing arrangements through the international capital markets that are not issued under our U.S. or EMTN programs.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross default provisions.  We are in compliance with these covenants.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement

In March 2009, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30 and March 31, 2009.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30 and March 31, 2009.

Letters of Credit Facilities Agreement

In addition, TMCC has uncommitted letters of credit facilities totaling $5 million at June 30 and March 31, 2009.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities was issued and outstanding at June 30 and March 31, 2009.

Other Credit Agreements

In December 2008, TMCC entered into a committed bank credit facility in the amount of up to JPY 100 billion, or approximately $1.0 billion as of June 30, 2009.   In December 2008, TMCC entered into an uncommitted bank credit facility in the amount of JPY 100 billion, or approximately $1.0 billion as of June 30, 2009.  Both of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  Neither of these facilities was drawn upon as of June 30 and March 31, 2009.

We are in compliance with the covenants and conditions of the credit agreements described above.

Securitization

Securitization of retail finance receivables and closed-end consumer leases provides us with an alternative source of funding and investor diversification.  As of June 30, 2009, we owned approximately $43.1 billion of potentially securitizable retail finance receivables and $18.0 billion of closed-end consumer lease contracts.  During the first quarter of fiscal 2010, we did not execute any securitization transactions.  TMCC will continue to evaluate the market for asset-backed securities and consider its funding strategies in determining whether to employ securitization funding in the future.

Credit Ratings

As of July 31, 2009, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Commercial Paper	Senior Debt	Outlook
S&P	A-1+	AA	Negative[1]
Moody’s	P-1	Aa1	Negative
1 Represents a long term outlook rating.

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning nationally recognized statistical rating organization (“NRSRO”).  Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  See “Item 1A. Risk Factors - Credit Support” in our fiscal 2009 Form 10-K.

DERIVATIVE INSTRUMENTS

Risk Management Strategy

We use derivatives as part of our risk management strategy to hedge against changes in interest rate and foreign exchange risks.  We manage these risks by entering into derivatives transactions with the intent to minimize fluctuations in earnings, cash flows and fair value adjustments of assets and liabilities caused by market volatility.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations may meet the SFAS 133 definition of an “embedded derivative”.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes of the Consolidated Financial Statements in our fiscal 2009 Form 10-K, and above in Note 7  – Accounting for Derivatives, Hedging Activities and Interest Expense of this Quarterly Report on Form 10-Q for additional information.  Changes in the fair value of the bifurcated embedded derivative or the entire hybrid financial instrument are reported in interest expense in the Consolidated Statement of Income.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	June 30, 2009	March 31, 2009
Derivative assets	$2,104	$265
Less: Collateral held, net [1,2,3]	1,327	96
Derivative assets, net of collateral	777	169
Less: Counterparty credit valuation adjustment	27	18
Derivative assets, net of collateral and credit adjustment	$750	$151
Embedded derivative assets	$20	$24

Derivative liabilities	$555	$1,262
Plus: Collateral (posted) held, net [1,3]	(50)	124
Derivative liabilities, net of collateral	505	1,386
Less: Our own non-performance credit valuation adjustment	7	69
Derivative liabilities, net of collateral and non-performance credit valuation adjustment	$498	$1,317
Embedded derivative liabilities	$25	$25

1   Represents cash received or deposited under reciprocal collateral arrangements that we have entered into with certain derivative counterparties. Refer to the “Counterparty Credit Risk” section for more details.
2  As of June 30, 2009, we held collateral of $1,332 million and posted collateral of $55 million.  We netted $5 million of collateral posted by a counterparty with $1,332 million of collateral held resulting in net collateral held of $1,327 million.
   The $5 million of collateral posted was from a counterparty whose position had shifted from a net liability to a net asset subsequent to the date collateral was transferred. The remaining collateral posted of $50 million was with counterparties in a net liability position.
3 As of March 31, 2009, we held collateral of $515 million and posted collateral of $295 million. Of the amount of collateral held, $419 million was from counterparties whose position had shifted from a net asset to a net liability position subsequent to the date collateral was transferred. This amount was netted against $295 million of collateral posted resulting in net collateral held from counterparties in a net liability position of $124 million. The remaining amount of collateral held of $96 million was from counterparties in a net asset position.

Counterparty Credit Risk

We manage counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, and actively monitoring our exposure to counterparties.

All of our derivatives counterparties to which we had credit exposure at June 30, 2009 were assigned investment grade ratings by NRSROs.  In addition, we require counterparties that are rated BBB+ or below to fully collateralize their net derivative exposures with us.  However, our counterparty credit risk could be adversely affected by deterioration of the U.S. economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  We perform valuations of our position with each counterparty and transfer cash collateral at least monthly.  In addition, if either party to our ISDA Master Agreements, in its reasonable opinion, believes there has been a material decline in the creditworthiness of the other party, it can call for more frequent collateral transfers.  If the market value of either counterparty’s net derivatives position exceeds a specified threshold, that counterparty is required to transfer cash collateral in excess of the threshold to the other counterparty.  Under our ISDA Master Agreements we are only obligated to exchange cash collateral.  Neither we nor our counterparties are required to hold the collateral in a segregated account.  Our collateral arrangements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, which are included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements with counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2009 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below (dollars in millions):

	June 30, 2009	March 31, 2009
Credit Rating
AAA	$173	$-
AA	299	92
A	305	77
Total net counterparty credit exposure	$777	$169

In accordance with SFAS 157, we recorded a credit valuation adjustment of $27 million related to non-performance risk of our counterparties and a credit valuation adjustment of $7 million on our own non-performance risk at June 30, 2009.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

 NEW ACCOUNTING STANDARDS

Refer to Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates.  Refer to Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” in our fiscal 2009 Form 10-K, as well as above in Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Form 10-Q.

Indemnification

Refer to Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of June 30, 2009, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2009 Form 10-K.

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

See Exhibit Index on page 66.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 7, 2009	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	By /S/ CHRIS BALLINGER

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