Form 10-Q
period 2009-09-30
TOYOTA MOTOR CREDIT CORP
filed 2009-11-10
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes __     No __

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

Yes __    No  ☒

As of October 31, 2009, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Financing revenues:
Operating lease	$1,175	$1,236	$2,371	$2,431
Retail financing	790	845	1,571	1,663
Dealer financing	78	145	171	293
Total financing revenues	2,043	2,226	4,113	4,387

Depreciation on operating leases	836	1,076	1,729	2,025
Interest expense	618	642	1,117	685
Net financing revenues	589	508	1,267	1,677

Insurance earned premiums and contract revenues	114	106	224	211
Investment and other income	47	26	105	70
Net financing revenues and other revenues	750	640	1,596	1,958

Expenses:
Provision for credit losses	11	356	339	727
Operating and administrative	174	211	351	419
Insurance losses and loss adjustment expenses	56	48	113	100
Total expenses	241	615	803	1,246

Income before income taxes	509	25	793	712
Provision for income taxes	199	8	307	275

Net income	$310	$17	$486	$437

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	September 30, 2009	March 31, 2009
ASSETS

Cash and cash equivalents	$2,929	$6,298
Investments in marketable securities	2,357	2,187
Finance receivables, net	52,664	54,574
Investments in operating leases, net	16,794	17,980
Other assets	2,922	2,640
Total assets	$77,666	$83,679

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$66,366	$72,983
Deferred income taxes	2,997	2,454
Other liabilities	3,578	4,149
Total liabilities	72,941	79,586

Commitments and contingencies (See Note 12)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized;
91,500 issued and outstanding)	915	915
Additional paid-in-capital	1	1
Accumulated other comprehensive income (loss)	83	(63)
Retained earnings	3,726	3,240
Total shareholder's equity	4,725	4,093
Total liabilities and shareholder's equity	$77,666	$83,679

See Accompanying Notes to Consolidated Financial Statements.

 TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Dollars in millions)
(Unaudited)

	Capital stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total

BALANCE AT MARCH 31, 2008	$915	$-	$-	$3,865	$4,780

Effects of accounting change for retirement benefits	-	-	-	(2)	(2)

Net income for the six months ended September 30, 2008	-	-	-	437	437
Net unrealized loss on available-for-sale marketable securities, net of tax benefit of $42 million	-	-	(71)	-	(71)
Reclassification adjustment for net loss included in net income, net of tax benefit of $4 million	-	-	7	-	7
Total comprehensive (loss) income	-	-	(64)	437	373

BALANCE AT SEPTEMBER 30, 2008	$915	$-	($64)	$4,300	$5,151

BALANCE AT MARCH 31, 2009	$915	$1	($63)	$3,240	$4,093

Net income for the six months ended September 30, 2009	-	-	-	486	486
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $85 million	-	-	139	-	139
Reclassification adjustment for net loss included in net income, net of tax benefit of $4 million	-	-	7	-	7
Total comprehensive income	-	-	146	486	632

BALANCE AT SEPTEMBER 30, 2009	$915	$1	$83	$3,726	$4,725

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)
	Six months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$486	$437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,786	2,094
Recognition of deferred income	(495)	(489)
Provision for credit losses	339	727
Amortization of deferred origination fees	166	167
Fair value adjustments and amortization of premiums and discounts associated with debt, net	4,050	(2,706)
Net (gain) loss from sale of marketable securities	(1)	10
Impairment on marketable securities	6	8
Net change in:
Derivative assets	(698)	1,303
Other assets	(157)	(445)
Deferred income taxes	454	280
Derivative liabilities	(957)	(384)
Other liabilities	401	33
Net cash provided by operating activities	5,380	1,035

Cash flows from investing activities:
Purchase of investments in marketable securities	(324)	(1,095)
Disposition of investments in marketable securities	387	810
Acquisition of finance receivables	(10,987)	(14,443)
Collection of finance receivables	10,087	10,633
Net change in wholesale receivables	2,617	703
Acquisition of investments in operating leases	(3,020)	(4,938)
Disposals of investments in operating leases	2,578	2,135
Advances to affiliates	(1,663)	(4,002)
Repayments from affiliates	2,262	2,761
Other, net	(9)	-
Net cash provided by (used in) investing activities	1,928	(7,436)

Cash flows from financing activities:
Proceeds from issuance of debt	3,728	11,199
Payments on debt	(9,780)	(9,083)
Net change in commercial paper	(6,607)	4,753
Net advances to TFSA (Note 14)	-	(23)
Advances from affiliates (Note 14)	2,001	-
Repayments to affiliates (Note 14)	(19)	-
Net cash (used in) provided by financing activities	(10,677)	6,846
Net (decrease) increase in cash and cash equivalents	(3,369)	445
Cash and cash equivalents at the beginning of the period	6,298	736
Cash and cash equivalents at the end of the period	$2,929	$1,181

Supplemental disclosures:
Interest paid	$1,140	$1,376
Income taxes received	$4	$9

See Accompanying Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and six months ended September 30, 2009 and 2008 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2009 do not necessarily indicate the results that may be expected for the full year.

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2009 (“fiscal 2009”), which was filed with the Securities and Exchange Commission (“SEC”) on June 16, 2009.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through November 10, 2009, the date the financial statements were issued.

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

Other-Than-Temporary Impairment

We periodically evaluate unrealized losses on our AFS securities portfolio for other-than-temporary impairment.  If we have no intent to sell and we believe that it is more likely than not we will not be required to sell these securities prior to recovery, only the credit loss component of the unrealized losses are recognized in earnings, while the remainder of the loss is recognized in Accumulated Other Comprehensive Income (“AOCI”). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using a credit cash flow analysis for debt securities.

We perform periodic reviews of our AFS equity securities to determine whether unrealized losses are temporary in nature.  If losses are considered to be other-than-temporary, the cost basis of the security is written down to fair value and the write down is reflected in Investment and Other Income in the Consolidated Statement of Income.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Guidance

In October 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that sets forth the requirements that must be met for a company to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  We are evaluating the impact of adopting this accounting guidance, which is effective for us on April 1, 2011.

In October 2009, the FASB issued accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality.  The accounting guidance more closely reflects the underlying economics of these transactions.  We are evaluating the impact of adopting this accounting guidance, which is effective for us on April 1, 2011.

In August 2009, the FASB issued accounting guidance which provides clarification that, in the absence of a quoted price for a liability, companies may apply methods that use the quoted price of an investment traded as an asset or other valuation techniques consistent with the fair-value measurement principle.  We do not expect this accounting guidance, which is effective for us beginning October 1, 2009, to have a material impact on our consolidated financial condition or results of operations.

In June 2009, the FASB issued accounting guidance which requires entities to provide greater transparency about transfers of financial assets and a company’s continuing involvement in those transferred financial assets. The accounting guidance also removes the concept of a qualifying special-purpose entity.  We are evaluating the impact of adopting this accounting guidance, which is effective for us beginning April 1, 2010.

In June 2009, the FASB issued accounting guidance which changes the existing consolidation model for variable interest entities to a new model based on a qualitative assessment of power and economics.  We are evaluating the impact of adopting this accounting guidance, which is effective for us beginning April 1, 2010.

Recently Adopted Accounting Guidance

In June 2009, the FASB issued The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”) as the single source of authoritative accounting guidance for public companies.  The Codification did not change generally accepted accounting principles but rather enhanced the way accounting principles are organized.  The Codification was effective for us July 1, 2009 and its adoption did not have a material impact on our consolidated financial condition or results of operations.

In May 2009, the FASB issued accounting guidance on subsequent events which requires companies to address the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

In December 2007, the FASB issued accounting guidance which requires all companies to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling interest in the subsidiary. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued accounting guidance requiring disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued additional accounting guidance for other-than-temporary impairments to improve the consistency in the timing of impairment recognition, as well as provide greater clarity to investors about credit and non-credit components of impaired debt securities that are not expected to be sold.  The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued accounting guidance which primarily addressed the measurement of fair value of financial assets and liabilities when there is no active market or where the price inputs being used could be indicative of distressed sales.  The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements

Fair Value Measurement – Definition and Hierarchy

The accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This accounting guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs by requiring that observable inputs be used when available.  Fair value should be based on assumptions that market participants would use, including a consideration of nonperformance risk.  The standard describes three levels of inputs that may be used to measure fair value:

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

Valuation Methods

The following section describes the valuation methodologies used for financial instruments measured at fair value, key inputs and significant assumptions in addition to the general classification of such instruments pursuant to the valuation hierarchy.

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

Derivatives

As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter.  All of our derivatives counterparties to which we had credit exposure at September 30, 2009 were assigned investment grade ratings by a nationally recognized statistical rating organization (“NRSRO”).

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

Our derivative fair value measurements consider assumptions about counterparty credit risk and our own non-performance risk.  Generally, we assume that a valuation that uses the London Interbank Offered Rate (“LIBOR”) curve to convert future values to present value is appropriate for derivative assets and liabilities.  We consider counterparty credit risk and our own non-performance risk through credit valuation adjustments.  In situations in which our net position with a derivative counterparty is an asset, the credit valuation adjustment calculation uses the credit default probabilities of our derivative counterparties over a particular time period.  In situations in which our net position with a derivative counterparty is a liability, we use our own credit default probability to calculate the required non-performance credit valuation adjustment.  We use a relative fair value approach to allocate the credit valuation adjustments to our derivatives portfolio.

As of September 30, 2009, we decreased our derivative liabilities in the amount of $6 million to account for our own non-performance risk.  Derivative assets were decreased $18 million to account for counterparty credit risk.

Finance Receivables

Our finance receivables are not carried at fair value on a recurring basis on the balance sheet, nor are they actively traded.  In certain instances, for finance receivables where there is evidence of impairment we may use an observable market price or the fair value of collateral if the loan is collateral dependent.  The fair values of impaired finance receivables based on the collateral value or market prices where available are reported at fair value on a nonrecurring basis.  Additional adjustments may be considered to reflect current market conditions when estimating fair value.

Other Assets

Other assets consist, in part, of a receivable from a money market mutual fund, which was adversely affected by the liquidity crisis in the marketplace during fiscal 2009.  Since the net asset value of the money market mutual fund was no longer publicly available, we used net present value techniques adjusted for credit and liquidity risks and reported this in other assets.  Based on our analysis of the fund’s status at September 30, 2009, no additional impairment adjustment was considered necessary. The balance of $7 million is reported at fair value on a nonrecurring basis.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The following table summarizes our financial assets and liabilities that were accounted for at fair value as of September 30, 2009, by level within the fair value hierarchy (dollars in millions):

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3	Counterparty netting & collateral 1	Fair value

Cash equivalents	$2,743	$-	$-	$-	$2,743
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	38	20	-	-	58
Municipal debt securities	-	12	-	-	12
Foreign government debt securities	-	19	-	-	19
Corporate debt securities	-	83	-	-	83
Mortgage-backed securities:
Agency mortgage-backed securities	-	117	-	-	117
Non-agency mortgage-backed securities2	-	57	1	-	58
Asset-backed securities	-	311	1	-	312
Equity instruments:
Fixed income mutual funds	-	1,377	-	-	1,377
Equity mutual funds	321	-	-	-	321
Available-for-sale securities total	359	1,996	2	-	2,357
Derivatives:
Derivative assets3	-	4,841	227	(4,201)	867
Embedded derivative assets	-	-	6	-	6
Derivatives total	-	4,841	233	(4,201)	873
Total assets 4	3,102	6,837	235	(4,201)	5,973

Derivative liabilities3	-	(1,620)	(83)	1,353	(350)
Embedded derivative liabilities and options	-	-	(35)	-	(35)
Total liabilities 4	-	(1,620)	(118)	1,353	(385)
Total net assets and liabilities	$3,102	$5,217	$117	($2,848)	$5,588

1
We have met the accounting guidance for setoff criteria and have elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist.

2	Includes $29 million in commercial mortgage-backed securities.
3
Includes derivative asset counterparty credit valuation adjustment of $18 million and derivative liability non-performance credit valuation adjustment of $6 million.  Derivative assets and derivative liabilities include interest rate swaps, foreign currency swaps, foreign currency forwards, and interest rate caps.

4	Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The following table summarizes our financial assets and liabilities that were accounted for at fair value as of March 31, 2009, by level within the fair value hierarchy (dollars in millions):

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3	Counterparty netting, collateral 1	Fair value
Cash equivalents	$6,129	$-	$-	$-	$6,129
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	44	27	-	-	71
Municipal debt securities	-	3	-	-	3
Foreign government debt securities	-	-	-	-	-
Corporate debt securities	-	63	-	-	63
Mortgage-backed securities:
Agency mortgage-backed securities	-	114	-	-	114
Non-agency mortgage-backed securities2	-	69	-	-	69
Asset-backed securities	-	376	-	-	376
Equity instruments:
Preferred stock	1	-	-	-	1
Fixed income mutual funds	-	1,250	-	-	1,250
Equity mutual funds	240	-	-	-	240
Available-for-sale securities total	285	1,902	-	-	2,187
Derivatives:
Derivative assets3	-	2,020	159	(2,028)	151
Embedded derivative assets	-	-	24	-	24
Derivatives total	-	2,020	183	(2,028)	175
Total assets 4	6,414	3,922	183	(2,028)	8,491

Derivative liabilities3	-	(2,909)	(216)	1,808	(1,317)
Embedded derivative liabilities and options	-	-	(25)	-	(25)
Total liabilities 4	-	(2,909)	(241)	1,808	(1,342)
Total net assets and liabilities	$6,414	$1,013	($58)	($220)	$7,149

1
We have met the accounting guidance setoff criteria and have elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist.

2	Includes $32 million in commercial mortgage-backed securities.
3
Includes derivative asset counterparty credit valuation adjustment of $18 million and derivative liability non-performance credit valuation adjustment of $69 million.  Derivative assets and derivative liabilities include interest rate swaps, foreign currency swaps, foreign currency forwards, and interest rate caps.

4	Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The determination in classifying a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement.  The following table summarizes the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (dollars in millions):

Three Months Ended September 30, 2009
	Fair value measurements using significant unobservable inputs (Level 3)
	Fair value, July 1, 2009	Total realized gains/ (losses)2	Purchases, issuances, and settlements, net3	Transfers in to Level 3	Transfers out of Level 3	Total unrealized gains/ (losses)4	Fair value September 30, 2009

Available-for-sale securities:
Debt Instruments:
Non-agency mortgage-backed securities	$1	$-	$1	$-	($1)	$-	$1
Asset-backed securities	1	-	-	-	-	-	1
Available-for-sale securities Total	2	-	1	-	(1)	-	2
Derivatives:
Derivative assets (liabilities), net3	(66)	(33)	60	-	-	183	144
Embedded derivative liabilities, net	(5)	(2)	-	-	-	(22)	(29)
Derivatives total	(71)	(35)	60	-	-	161	115
Total net assets (liabilities)1	($69)	($35)	$61	$-	($1)	$161	$117

1	Level 3 recurring liabilities, as a percentage of total liabilities, were less than (0.2%) at September 30, 2009.
2
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
   4Represents the amount of unrealized gains or losses for the period included in earnings and/or accumulated other comprehensive income that is attributable to the change in unrealized gains or losses for assets and liabilities classified as Level 3 at the end of the period.  Derivative contracts are recorded at fair value with changes in fair value recorded as either an unrealized gain or loss in interest expense in the Consolidated Statement of Income.  Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income in the Consolidated Statement of Shareholder’s Equity.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Three Months Ended September 30, 2008
	Fair value measurements using significant unobservable inputs (Level 3)5
	Fair value, July 1, 2008	Total realized gains/ (losses)2	Purchases, issuances, and settlements, net3	Transfers in to Level 3	Transfers out of Level 3	Total unrealized gains/ (losses)4	Fair value September 30, 2008

Available-for-sale securities:
Debt Instruments:
Non-agency mortgage- backed securities	$1	$-	$-	$-	$-	$-	$1
Asset-backed securities	1	(1)	-	-	-	1	1
Available-for-sale securities Total	2	(1)	-	-	-	1	2
Derivatives:
Derivative assets (liabilities), net 3	160	(52)	35	293	-	(166)	270
Embedded derivative liabilities, net	(23)	-	-	-	-	43	20
Derivatives Total	137	(52)	35	293	-	(123)	290
Other assets6	-	-	-	424	-	-	424
Total net assets (liabilities)1	$139	($53)	$35	$717	$-	($122)	$716

1	Level 3 recurring liabilities, as a percentage of total liabilities, were less than (0.9%) at September 30, 2008.
2
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
4
Represents the amount of unrealized gains or losses for the period included in earnings and/or accumulated other comprehensive income that is attributable to the change in unrealized gains or losses for assets and liabilities classified as Level 3 at the end of the period.  Derivative contracts are recorded at fair value with changes in fair value recorded as either an unrealized gain or loss in interest expense in the Consolidated Statement of Income.  Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income in the Consolidated Statement of Shareholder’s Equity.

   5 Prior period amounts have been reclassified to conform to the current period presentation.
   6 Represents a money market mutual fund balance excluding the credit and liquidity valuation adjustments of $10 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Six Months Ended September 30, 2009
	Fair value measurements using significant unobservable inputs (Level 3)5
	Fair value, April 1, 2009	Total realized gains/ (losses)2	Purchases, issuances, and settlements, net3	Transfers in to Level 3	Transfers out of Level 3	Total unrealized gains/ (losses)4	Fair value September 30, 2009

Available-for-sale securities:
Debt Instruments:
Non-agency mortgage- backed securities	$-	$-	$1	$-	$-	$-	$1
Asset-backed securities	-	-	-	1	-	-	1
Available-for-sale securities Total	-	-	1	1	-	-	2
Derivatives:
Derivative assets (liabilities), net 3	(57)	(96)	97	-	(10)	210	144
Embedded derivative liabilities, net	(1)	(2)	-	-	-	(26)	(29)
Derivatives Total	(58)	(98)	97	-	(10)	184	115
Total net assets (liabilities)1	($58)	($98)	$98	$1	($10)	$184	$117

1	Level 3 recurring liabilities, as a percentage of total liabilities, were less than (0.2%) at September 30, 2009.
2
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
4
Represents the amount of unrealized gains or losses for the period included in earnings and/or accumulated other comprehensive income that is attributable to the change in unrealized gains or losses for assets and liabilities classified as Level 3 at the end of the period.  Derivative contracts are recorded at fair value with changes in fair value recorded as either an unrealized gain or loss in interest expense in the Consolidated Statement of Income.  Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income in the Consolidated Statement of Shareholder’s Equity.

   5 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Six Months Ended September 30, 2008
	Fair value measurements using significant unobservable inputs (Level 3)5
	Fair value, April 1, 2008	Total realized gains/(losses)2	Purchases, issuances, and settlements, net3	Transfer in to Level 3	Transfers out of Level 3	Total unrealized gains/ (losses)4	Fair value September 30, 2008

Available-for-sale securities:
Debt Instruments:
Non-agency mortgage- backed securities	$-	$-	$-	$1	$-	$-	$1
Asset-backed securities	-	-	-	1	-	-	1
Available-for-sale securities Total	-	-	-	2	-	-	2
Derivatives:
Derivative assets (liabilities), net 3	295	(90)	22	293	-	(250)	270
Embedded derivative liabilities, net	(40)	-	-	-	-	60	20
Derivatives Total	255	(90)	22	293	-	(190)	290
Other assets6	-	-	-	424	-	-	424
Total net assets (liabilities)1	$255	($90)	$22	$719	$-	($190)	$716

1	Level 3 recurring liabilities, as a percentage of total liabilities, were less than (0.9%) at September 30, 2008.
2
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
4
Represents the amount of unrealized gains or losses for the period included in earnings and/or accumulated other comprehensive income that is attributable to the change in unrealized gains or losses for assets and liabilities classified as Level 3 at the end of the period.  Derivative contracts are recorded at fair value with changes in fair value recorded as either an unrealized gain or loss in interest expense in the Consolidated Statement of Income.  Unrealized gains or losses on available-for-sale securities are recorded in accumulated other comprehensive income in the Consolidated Statement of Shareholder’s Equity.

   5 Prior period amounts have been reclassified to conform to the current period presentation.
   6 Represents a money market mutual fund balance excluding the credit and liquidity valuation adjustments of $10 million.

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

The following tables present the financial instruments carried on the Consolidated Balance Sheet by caption and by level within the valuation hierarchy for which a nonrecurring change in fair value has been recorded during the reporting period (dollars in millions):

Fair value measurements on a nonrecurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$271	$271
Other assets	-	-	7	7
Total assets at fair value on a nonrecurring basis	$-	$-	$278	$278

Fair value measurements on a nonrecurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$237	$237
Other assets	-	-	26	26
Total assets at fair value on a nonrecurring basis	$-	$-	$263	$263

Nonrecurring Fair Value Changes

The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated Statement of Income (dollars in millions):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	2008	2009	2008
Finance receivables, net	($26)	($6)	($17)	($6)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Significant Changes to Level 3 Assets during the Period

Level 3 net assets reported at fair value on a recurring basis increased by $186 million and $175 million for the first three and six months ended September 30, 2009, respectively.  The increases are primarily attributable to volatile foreign exchange rates.  The fair value of foreign exchange derivatives have appreciated because the U.S. Dollar continues to weaken relative to other major currencies in our portfolio.

Impaired finance receivables reflect some deterioration as we identified additional impaired loans in our wholesale and dealer credit portfolio.  We recognized $26 million and $17 million of impairment losses for the three and six months ended September 30, 2009 where impairment is based on the fair value of the underlying collateral.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 - Fair Value of Financial Instruments

The accounting guidance for the fair value of financial instruments requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair value.  Financial instruments that are within the scope of this accounting guidance are included in the table below.  The accounting guidance does not require disclosure of the fair value of certain financial instruments such as lease financing arrangements and nonfinancial instruments, including goodwill and intangible assets.

The following is a description of financial instruments for which the ending balances as of September 30, 2009 are not carried at fair value in their entirety on the Consolidated Balance Sheet.

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

The carrying value and estimated fair value of certain financial instruments were as follows (dollars in millions):

	September 30, 2009		March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Finance receivables, net1	$52,315	$54,240	$54,165	$53,838

Financial liabilities
Commercial paper	$11,381	$11,381	$18,027	$18,027
Term debt2	$54,985	$53,300	$54,956	$55,101

1	Finance receivables are presented net of allowance for credit losses. Amounts exclude related party transactions and direct finance leases.
2
Carrying value of term debt represents the sum of notes and loans payable and carrying value adjustment.  Amount includes $4.1 billion and $2.0 billion of loans payable to affiliates at September 30 and March 31, 2009, respectively, that are carried at amounts that approximate fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows (dollars in millions):

	September 30, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Fair value1
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$57	$1	$-	$58
Municipal debt securities	11	1	-	12
Foreign government debt securities	19	-	-	19
Corporate debt securities	76	7	-	83
Mortgage-backed securities:
Agency mortgage-backed securities	113	4	-	117
Non-agency mortgage-backed securities2	53	6	(1)	58
Asset-backed securities	304	8	-	312
Equity instruments:
Fixed income mutual funds	1,342	54	(19)	1,377
Equity mutual funds	248	73	-	321
Total investments in marketable securities	$2,223	$154	($20)	$2,357

	March 31, 20093
	Amortized cost	Unrealized gains	Unrealized losses	Fair value1
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$70	$2	($1)	$71
Municipal debt securities	3	-	-	3
Foreign government debt securities	-	-	-	-
Corporate debt securities	64	1	(2)	63
Mortgage-backed securities:
Agency mortgage-backed securities	110	4	-	114
Non-agency mortgage-backed securities2	78	2	(11)	69
Asset-backed securities	384	-	(8)	376
Equity instruments:
Preferred stock	1	-	-	1
Fixed income mutual funds	1,334	8	(92)	1,250
Equity mutual funds	245	-	(5)	240
Total investments in marketable securities	$2,289	$17	($119)	$2,187

1 Includes $45 million and $54 million of securities with subprime exposure at September 30 and March 31, 2009, respectively.
2	Includes commercial mortgage-backed securities with fair values of $29 million and $32 million at September 30 and March 31, 2009, respectively.
3 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

Other-Than-Temporarily Impaired Securities

In April 2009, the FASB amended the other-than-temporary impairment (“OTTI”) model for debt securities. The impairment model for equity securities was not affected. Under the revised accounting guidance, an OTTI loss with respect to debt securities must be recognized in earnings if we have the intent to sell the debt security or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis.

OTTI Evaluation

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.   Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI in the Consolidated Statement of Shareholder’s Equity.  We conduct periodic reviews of securities in unrealized loss positions for the purpose of evaluating whether the impairment is other-than-temporary.

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

For equity securities, we also consider our intent and ability to hold the equity security for a period of time sufficient for recovery of fair value.  Where we lack that intent or ability, the equity security’s decline in fair value is deemed to be other-than-temporary and is recorded in earnings.

For debt securities, we also consider the factors identified previously.  However, for debt securities that we do not intend to sell or with respect to which it is more likely than not that we will not be required to sell, we also evaluate expected cash flows to be received to determine whether a credit loss has occurred.  In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in AOCI.  For debt securities that we intend to sell, the OTTI loss is recorded in earnings.

OTTI Recognition and Measurement

In April 2009, we adopted the new accounting guidance for OTTI and did not record a transition adjustment for securities held at March 31, 2009 that were previously considered other-than-temporarily impaired as we intend to sell or believe it is more likely than not that we will be required to sell the securities for which we had previously recognized OTTI.

As of September 30, 2009, AFS debt securities that were identified as other-than-temporarily impaired were written down to their current fair value.  For debt securities that we intend to sell or that we believe it is more likely than not that we will be required to sell prior to recovery, an OTTI loss was recognized in earnings.  There were no AFS equity securities deemed to be other-than-temporarily impaired, and therefore, all unrealized losses on AFS equity securities were recognized in AOCI.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

The following table presents other-than-temporary impairment losses that are included in realized losses (dollars in millions):

	Three months ended September 30, 2009	Six months ended September 30, 2009
Total other-than-temporary impairment losses	$-	$6
Less: Portion of loss recognized in other comprehensive income (pretax)1	-	-
Net impairment losses recognized in income2	$-	$6

1 Represents the non-credit component impact of the other-than-temporary impairment on AFS debt securities.
2 Represents the credit component of the other-than-temporary impairment on AFS debt securities included in Investment and Other Income in the Consolidated Statement of Income.

Unrealized Losses on Securities

At September 30, 2009, the fair value and total gross unrealized loss of investments that have been in a continuous unrealized loss position for 12 consecutive months or more were $79 million and $7 million, respectively.  These investments are comprised of corporate debt securities, asset-backed securities, mortgage-backed securities, and private placement fixed income mutual funds. These securities are predominately investment grade.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

The following table presents the aging of fair value and gross unrealized losses for AFS securities (dollars in millions):

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
Debt instruments:
Non-agency mortgage-backed securities1	$3	$-	$8	($1)	$11	($1)
Equity Instruments:
Fixed income mutual funds	199	(13)	71	(6)	270	(19)
Total investments in marketable securities	$202	($13)	$79	($7)	$281	($20)

	March 31, 20092
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$11	($1)	$-	$-	$11	($1)
Corporate debt securities	24	(1)	4	(1)	28	(2)
Non-agency mortgage-backed securities1	38	(7)	12	(4)	50	(11)
Asset-backed securities	285	(6)	89	(2)	374	(8)
Equity instruments:
Fixed income mutual funds	1,030	(81)	86	(11)	1,116	(92)
Equity mutual funds	240	(5)	-	-	240	(5)
Total investments in marketable securities	$1,628	($101)	$191	($18)	$1,819	($119)

1	The total balance includes commercial mortgage-backed securities with fair value of $1 million and $22 million at
September 30 and March 31, 2009, respectively.
 2 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

The following table presents the amortized cost and fair value of marketable securities available-for-sale by contractual maturity dates as of September 30, 2009 (dollars in millions).

Available-for-Sale Securities:	Amortized Cost	Fair value
Within one year	$9	$9
After one year through five years	366	378
After five years through ten years	66	69
After ten years	192	203
Fixed income mutual funds	1,342	1,377
Equity mutual funds	248	321
Total	$2,223	$2,357

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net

Finance receivables, net consisted of the following (dollars in millions):

	September 30,	March 31,
	2009	2009
Retail receivables1	$45,873	$45,312
Dealer financing	8,478	10,939
	54,351	56,251

Deferred origination costs	693	709
Unearned income	(839)	(821)
Allowance for credit losses
Retail receivables	(1,354)	(1,375)
Dealer financing	(187)	(190)
Total allowance for credit losses	(1,541)	(1,565)
Finance receivables, net	$52,664	$54,574

1 Includes direct finance lease receivables of $353 million and $388 million at September 30 and March 31, 2009, respectively.

The tables below summarize information about impaired finance receivables (dollars in millions):

	September 30,	March 31,
	2009	2009
Impaired account balances with an allowance	$345	$266
Impaired account balances without an allowance	7	35
Total impaired account balances	352	301
Allowance for credit losses	(81)	(64)
Impaired account balances, net	$271	$237

Impaired finance receivables primarily consist of dealer financing accounts for which an allowance has been recorded based on the fair value of the underlying collateral.  For those impaired finance receivables for which the fair value of the underlying collateral was in excess of the outstanding balance, no allowance was provided.

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Average balance of accounts during the period that were impaired as of September 30	$381	$14	$407	$17

Interest income recognized on impaired account balances during the period	$2	$-	$4	$-

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following at the dates indicated (dollars in millions):

	September 30,	March 31,
	2009	20091
Vehicles	$23,018	$24,332
Equipment and other	851	884
	23,869	25,216
Deferred origination fees	(104)	(92)
Deferred income	(539)	(523)
Accumulated depreciation	(6,136)	(6,322)
Allowance for credit losses	(296)	(299)
Investments in operating leases, net	$16,794	$17,980

1 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases (dollars in millions):

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Allowance for credit losses at beginning of period	$2,004	$910	$1,864	$729
Provision for credit losses	11	356	339	727
Charge-offs, net of recoveries1	(178)	(218)	(366)	(408)
Allowance for credit losses at end of period	$1,837	$1,048	$1,837	$1,048

	September 30, 2009	September 30, 2008
Aggregate balances 60 or more days past due2
Finance receivables3	$386	$538
Operating leases3	116	186
Total	$502	$724

1
 Net of recoveries of $33 million and $66 million for the three and six months ended September 30, 2009, respectively, and $26 million and
 $56 million for the three and six months ended  September 30, 2008, respectively.

2	Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
  3 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

We use derivatives as part of our risk management strategy to hedge against changes in interest rate and foreign currency risks.  We manage these risks by entering into derivatives transactions with the intent to minimize fluctuations in earnings, cash flows and fair value adjustments of assets and liabilities caused by market volatility.

Our derivative activities are monitored by our Asset-Liability Committee (“ALCO”), which provides a framework for financial controls and governance to manage these market risks.  We use internal financial models to analyze data from internal and external sources in developing various hedging strategies.  We incorporate the resulting hedging strategies into our overall risk management strategies.

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

Our assets consist primarily of U.S. dollar-denominated, fixed-rate receivables.  Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  We use swaps and interest rate caps, executed on a portfolio basis, to manage interest rate risk.  The resulting asset liability profile is consistent with the overall risk management strategy as directed by ALCO.

We enter into derivatives for risk management purposes only, and our use of derivatives is limited to the management of interest rate and foreign currency risks.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at September 30, 2009 as reported in the Consolidated Balance Sheet (dollars in millions):
	Hedge accounting derivatives		Non-hedge accounting derivatives		Total
	Notional	Fair value	Notional	Fair value	Notional	Fair value
Other assets
Interest rate swaps	$546	$55	$11,523	$435	$12,069	$490
Foreign currency swaps	13,830	2,443	14,907	2,135	28,737	4,578
Foreign currency forwards	-	-	-	-	-	-
Embedded derivatives	-	-	93	6	93	6
Total	$14,376	$2,498	$26,523	$2,576	$40,899	$5,074

Counterparty netting						(1,330)
Collateral held1						(2,871)

Carrying value of derivative contracts – Other assets						$873

Other liabilities
Interest rate swaps	$25	$-	$55,766	($1,377)	$55,791	($1,377)
Foreign currency swaps	2,828	(233)	803	(66)	3,631	(299)
Foreign currency forwards	-	-	572	(26)	572	(26)
Interest rate caps	-	-	210	(1)	210	(1)
Embedded derivatives	-	-	455	(35)	455	(35)
Total	$2,853	($233)	$57,806	($1,505)	$60,659	($1,738)

Counterparty Netting						1,330
Collateral posted1						23

Carrying value of derivative contracts – Other liabilities						($385)

1 Collateral held and collateral posted represent respectively, cash received from, and cash posted to, certain derivative counterparties under reciprocal collateral arrangements. As of September 30, 2009, we posted collateral of $23 million with counterparties who were in a net liability position with us.  We also posted collateral of $4 million and held collateral of
   $2,875 million with counterparties who were in a net asset position with us, resulting in net collateral held of $2,871 million.
   The $4 million of collateral posted was from a counterparty whose position shifted from a net liability to a net asset subsequent to the date collateral was posted.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The table below shows the location and amount of derivatives at March 31, 2009 as reported in the Consolidated Balance Sheet (dollars in millions):

	Hedge accounting derivatives		Non-hedge accounting derivatives		Total
	Notional	Fair value	Notional2	Fair value	Notional	Fair value
Other assets
Interest rate swaps	$962	$90	$14,393	$528	$15,355	$618
Foreign currency swaps	8,328	1,116	8,007	411	16,335	1,527
Foreign currency forwards	-	-	1,171	34	1,171	34
Interest rate caps	-	-	160	-	160	-
Embedded derivatives	-	-	293	24	293	24
Total	$9,290	$1,206	$24,024	$997	$33,314	$2,203

Counterparty Netting						(1,932)
Collateral held1						(96)

Carrying value of derivative contracts – Other assets						$175

Other liabilities
Interest rate swaps	$-	$-	$59,447	($1,535)	$59,447	($1,535)
Foreign currency swaps	10,028	(1,289)	3,831	(301)	13,859	(1,590)
Foreign currency forwards	-	-	90	-	90	-
Embedded derivatives	-	-	538	(25)	538	(25)
Total	$10,028	($1,289)	$63,906	($1,861)	$73,934	($3,150)

Counterparty Netting						1,932
Collateral held1						(124)

Carrying value of derivative contracts – Other liabilities						($1,342)

1
Represents cash received under reciprocal collateral arrangements that we entered into with certain derivative counterparties.  As of March 31, 2009, we posted collateral of $295 million and held collateral of $419 million with counterparties who were in a net liability position with us, resulting in net collateral held of $124 million. The $419 million of collateral held was from counterparties whose position shifted from a net asset to a net liability position subsequent to the date collateral was transferred.

2	Prior period amounts have been reclassified to conform to current period presentations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the three and six months ended September 30, 2009 and 2008 as reported in our Consolidated Statement of Income (dollars in millions):

	Three months ended September 30,		Six months ended September 30,
	2009	20084	2009	2008 4
Interest expense on debt1	$606	$684	$1,230	$1,395
Interest expense on pay float hedge accounting derivatives1	(202)	(122)	(385)	(259)
Interest expense on pay float non-hedge accounting derivatives1, 3	(182)	(53)	(319)	(108)
Interest expense on debt, net of pay float swaps	222	509	526	1,028
Interest expense on non-hedge pay fixed swaps1	345	212	646	414

(Gain) loss on hedge accounting derivatives:
Interest rate swaps2	(9)	2	15	55
Foreign currency swaps2	(925)	1,970	(2,309)	2,401
(Gain) loss on hedge accounting derivatives	(934)	1,972	(2,294)	2,456
Less hedged item: fixed rate debt4	913	(1,983)	2,294	(2,449)
Ineffectiveness related to hedge accounting derivatives2	(21)	(11)	-	7

Loss (gain) on foreign currency transactions	819	(223)	1,677	(248)
(Gain) loss on currency swaps and forwards 2,3	(860)	183	(1,656)	201

(Gain) loss on other non-hedge accounting derivatives:
Pay float swaps2	(6)	57	133	294
Pay fixed swaps2	119	(85)	(209)	(1,011)
Total interest expense	$618	$642	$1,117	$685

1   Amounts represent net interest settlements and changes in accruals.
2   Amounts exclude net interest settlements and changes in accruals.
3	Includes interest expense on both non-hedge accounting foreign currency swaps and forwards, and non-hedge interest rate derivatives.
4   Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense (dollars in millions).

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Ineffectiveness related to hedge accounting derivatives	($7)	($10)	$20	$10
Loss (gain) on currency swaps and forwards	1	(3)	15	-
(Gain) loss on non-hedge accounting derivatives:
Pay float swaps	(1)	(1)	1	1
Pay fixed swaps	-	(2)	28	(2)
Total credit valuation adjustment allocated to interest expense	($7)	($16)	$64	$9

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

The aggregate fair value of derivative instruments that contain credit risk related contingent features that are in a net liability position at September 30, 2009 was $356 million. In the normal course of business, we posted collateral of $23 million at September 30, 2009.  At September 30, 2009, if our ratings were to have declined to “A+” as rated by S&P or “A1” as rated by Moody’s, we would have been required to post $73 million of additional collateral to the counterparties with which we were in a net liability position at September 30, 2009.  If our ratings were to have declined to “BBB+” or below as rated by S&P or “Baa1” or below as rated by Moody’s, we would have been required to post collateral totaling $356 million to the counterparties with which we were in a net liability position at September 30, 2009.  This is the same amount we would need in order to settle all instruments that were in a net liability position at September 30, 2009.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following (dollars in millions):

	September 30, 2009	March 31, 2009
Other assets:
Notes receivable from affiliates	$687	$1,231
Used vehicles held for sale	250	358
Deferred charges	239	246
Income taxes receivable	336	186
Derivative assets	873	175
Other assets	537	444
Total other assets	$2,922	$2,640

Other liabilities:
Unearned insurance premiums and contract revenues	$1,377	$1,350
Derivative liabilities	385	1,342
Accounts payable and accrued expenses	1,181	901
Deferred income	252	283
Other liabilities	383	273
Total other liabilities	$3,578	$4,149

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Debt

Debt and the related weighted average contractual interest rates are summarized below (dollars in millions):

			Weighted Average Contractual Interest Rates4
	September 30, 2009	March 31, 2009	September 30, 2009	March 31, 2009
Commercial paper1	$11,381	$18,027	0.28%	1.50%
Notes and loans payable2	52,890	55,053	4.02%	3.96%
Carrying value adjustment3	2,095	(97)
Debt	$66,366	$72,983	3.35%	3.35%

1 Includes unamortized discount.
2 Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.
3 Represents the effects of foreign currency transaction gains and losses and fair value adjustments to debt in hedging relationships, accrued redemption premium, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

4 Calculated based on original notional or par value before consideration of premium or discount or accrued redemption premium.

Included in our notes and loans payable are unsecured notes denominated in various foreign currencies.  At September 30 and March 31, 2009, the carrying value of the notes payable were $35.4 billion and $28.5 billion, respectively.  Concurrent with the issuance of these unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Additionally, the carrying value of our notes at September 30, 2009 includes $12.9 billion of unsecured floating rate notes with contractual interest rates ranging from 0 percent to 12.4 percent and $42.1 billion of unsecured fixed rate notes with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.  The carrying value adjustment on debt increased by $2,192 million at September 30, 2009 compared to March 31, 2009 primarily as a result of a weaker U.S. Dollar relative to certain other currencies in which some of our debt is denominated.

As of September 30, 2009, our commercial paper had an average remaining maturity of 30 days.  Our notes and loans payable mature on various dates through fiscal 2047.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement

In March 2009, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30 and March 31, 2009.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30 and March 31, 2009.

Letters of Credit Facilities Agreement

In addition, TMCC has uncommitted letters of credit facilities totaling $5 million at September 30 and March 31, 2009.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities was issued and outstanding at September 30 and March 31, 2009.

Other Credit Agreements

In December 2008, TMCC entered into a committed bank credit facility in the amount of up to JPY 100 billion, or approximately $1.1 billion as of September 30, 2009.   In December 2008, TMCC entered into an uncommitted bank credit facility in the amount of JPY 100 billion, or approximately $1.1 billion as of September 30, 2009.  Both of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  Neither of these facilities was drawn upon as of September 30 and March 31, 2009.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below (dollars in millions):

	September 30, 2009	March 31, 2009
Commitments:
Credit facilities with vehicle and industrial equipment dealers1	$6,695	$6,677
Facilities lease commitments2	101	98
Total commitments	6,796	6,775

Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$6,896	$6,875

1
Excludes  $10.0 billion and $10.3 billion of wholesale financing demand note facilities not considered to be contractual commitments at September 30 and March 31, 2009, respectively, of which $3.1 billion and $5.6 billion were outstanding at September 30 and March 31, 2009, respectively.

2	Includes $61 million and $55 million in facilities lease commitments with affiliates at September 30 and March 31, 2009, respectively.

As of September 30, 2009, there have been no material changes to our commitments as described in Note 16 – Commitments and Contingencies of our fiscal 2009 Form 10-K, except as described below.

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectibility on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facilities available to vehicle and industrial equipment dealers, $4.9 billion and $5.0 billion were outstanding at September 30 and March 31, 2009, respectively, and were recorded in finance receivables, net in the Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Commitments and Contingencies (Continued)

We are party to a 15-year lease agreement with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At September 30, 2009, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above, are as follows: fiscal years ending March 31, 2010 - $12 million; 2011 - $21 million; 2012 - $16 million; 2013 $12 million; 2014 - $9 million and thereafter – $31 million.

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

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30 and March 31, 2009.  The fair value of these guarantees was approximately $1.0 million and $1.1 million at September 30 and March 31, 2009.  As of September 30 and March 31, 2009, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.  In addition, other than the fee discussed above, there are no corresponding expenses or cash flows arising from these guarantees.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim.  In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of September 30, 2009, we determined that it is not probable that we will be required to make any material payments in the future. As of September 30 and March 31, 2009, no amounts have been recorded under these indemnifications.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 39 percent during the first half of fiscal 2010 and 39 percent for the same period in fiscal 2009.  Our provision for income taxes for the first half of fiscal 2010 was $307 million compared to a provision of $275 million for the same period in fiscal 2009.   This increase in provision is consistent with the increase in our income before tax for the first half of fiscal 2010 compared to the first half of fiscal 2009.

Tax Related Contingencies

We are routinely subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities in various jurisdictions. We are in various stages of completion of several income tax examinations, including an examination by the Internal Revenue Service for the taxable years March 31, 2004 through March 31, 2009.

We periodically review our uncertain tax positions. In conjunction with this review, we reduced the liability for unrecognized tax benefits during the first half of fiscal 2010. Our assessment is based on many factors including the ongoing IRS audits. This assessment resulted in an increase in unrecognized tax benefits of $3 million and a decrease of $162 million for the three and six months ended September 30, 2009.  The decrease in unrecognized tax benefits for the first half of fiscal 2010 is the result of a tentative agreement with the IRS in favor of TMCC reached on these issues and was related to timing differences on prior income tax returns and did not impact our effective tax rate.

We recorded deferred tax assets totaling $2.3 billion at September 30, 2009, primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts through fiscal year 2029. Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions

As of September 30, 2009, there have been no material changes to our related party agreements or relationships as described in our fiscal 2009 Form 10-K, except as described below.  The table below summarizes the amounts included in our Consolidated Balance Sheet under various related party agreements or relationships (dollars in millions):

	September 30, 2009	March 31, 2009
Assets:
Finance receivables, net
Accounts receivable from affiliates	$17	$28
Notes receivable under home loan programs	$29	$33
Deferred retail subvention support income from affiliates	($644)	($620)

Investments in operating leases, net
Leases to affiliates	$31	$34
Deferred lease subvention support income from affiliates	($538)	($521)

Other assets
Notes receivable from affiliates	$687	$1,231
Accounts receivable from affiliates	$83	$73
Subvention support receivable from affiliates	$144	$54

Liabilities:
Debt
Loans payable to affiliates	$4,110	$2,000

Other liabilities
Accounts payable to affiliates	$290	$154
Notes payable to affiliate	$62	$80

Shareholder’s Equity:
Stock based compensation	$1	$1

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions (Continued)

The table below summarizes the amounts included in our Consolidated Statement of Income under various related party agreements or relationships (dollars in millions):
	Three months ended September 30,		Six months ended September 30,
	2009	20081	2009	20081
Net financing margin:
Manufacturers’ subvention support and other revenues	$183	$186	$370	$363
Credit support fees incurred	($10)	($12)	($20)	($23)
Foreign exchange gain (loss) on notes receivable from affiliates	$4	$19	$56	($5)
Foreign exchange loss on loans payable to affiliates	($77)	-	($110)	-
Interest expense on loans payable to affiliates	($21)	-	($42)	-

Insurance earned premiums and contract revenues:
Affiliate insurance premiums, commissions, and contract revenues	$22	$17	$44	$34

Investments and other income:
Interest earned on notes receivable from affiliates	$-	$4	$1	$7

Expenses:
Shared services charges and other expenses	$10	$10	$18	$22
Employee benefits expense	$16	$14	$32	$28

1  Prior period amounts have been reclassified to conform to the current period presentation.

TFSC Conduit Finance Agreements

During the quarter ended June 30, 2009, Toyota Financial Services Corporation (“TFSC”) and TMCC entered into a conduit finance agreement under which TFSC passes along to TMCC certain funds that TFSC receives from other financial institutions solely for the benefit of TMCC. TFSC and TMCC entered into a similar conduit finance agreement during the fourth quarter of fiscal 2009.   Refer to Note 16 of our Form 10-K dated March 31, 2009 for further information.  At September 30, 2009, the aggregate amount of the loans payable to TFSC under these agreements was approximately $4.1 billion.  Included in the balance reported as of September 30, 2009 is $110 million carrying value adjustment for foreign currency exchange losses for portions of the debt denominated in foreign currency.

Affiliate Insurance Premiums, Commissions, and Other Revenues

Affiliate insurance premiums, commissions, and other revenues primarily represent revenues from Toyota Motor Insurance Services, Inc. (“TMIS”) for administrative services and various levels and types of insurance coverage provided to Toyota Motor Sales, U.S.A., Inc. (“TMS”). These services include the warranty coverage for TMS’ certified pre-owned vehicle programs and the umbrella liability insurance policy.  TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions. On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.

Premiums, commissions, and other revenues are reflected within the Related Party Transaction Table.  Affiliate insurance agreements issued were $54 million and $95 million for September 30, 2009 and March 31, 2009, respectively.  The unearned income from these agreements was $207 million and $196 million for September 30, 2009 and March 31, 2009, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments for the three and six months ended or at September 30 is summarized as follows (dollars in millions):

Fiscal 2010:	Finance operations	Insurance operations	Intercompany eliminations	Total
Three months ended September 30, 2009:

Total financing revenues	$2,039	$-	$4	$2,043
Insurance earned premiums and contract revenues	-	117	(3)	114
Investment and other income	12	37	(2)	47
Total gross revenues	2,051	154	(1)	2,204

Less:
Depreciation on operating leases	836	-	-	836
Interest expense	619	-	(1)	618
Provision for credit losses	11	-	-	11
Operating and administrative expenses	146	28	-	174
Insurance losses and loss adjustment expenses	-	56	-	56
Provision for income taxes	173	26	-	199
Net income	$266	$44	$-	$310

Six months ended September 30, 2009:

Total financing revenues	$4,105	$-	$8	$4,113
Insurance earned premiums and contract revenues	-	232	(8)	224
Investment and other income	35	73	(3)	105
Total gross revenues	4,140	305	(3)	4,442

Less:
Depreciation on operating leases	1,729	-	-	1,729
Interest expense	1,120	-	(3)	1,117
Provision for credit losses	339	-	-	339
Operating and administrative expenses	288	63	-	351
Insurance losses and loss adjustment expenses	-	113	-	113
Provision for income taxes	260	47	-	307
Net income	$404	$82	$-	$486

Total assets at September 30, 2009	$75,329	$2,702	($365)	$77,666

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information (Continued)

Fiscal 2009 1:	Finance operations	Insurance operations	Intercompany eliminations	Total
Three months ended September 30, 2008:

Total financing revenues	$2,226	$-	$-	$2,226
Insurance earned premiums and contract revenues	-	106	-	106
Investment and other income	17	11	(2)	26
Total gross revenues	2,243	117	(2)	2,358

Less:
Depreciation on operating leases	1,076	-	-	1,076
Interest expense	644	-	(2)	642
Provision for credit losses	356	-	-	356
Operating and administrative expenses	172	39	-	211
Insurance losses and loss adjustment expenses	-	48	-	48
Provision for income taxes	(3)	11	-	8
Net (loss) income	($2)	$19	$-	$17

Six months ended September 30, 2008:

Total financing revenues	$4,387	$-	$-	$4,387
Insurance earned premiums and contract revenues	-	211	-	211
Investment and other income	42	31	(3)	70
Total gross revenues	4,429	242	(3)	4,668

Less:
Depreciation on operating leases	2,025	-	-	2,025
Interest expense	688	-	(3)	685
Provision for credit losses	727	-	-	727
Operating and administrative expenses	344	75	-	419
Insurance losses and loss adjustment expenses	-	100	-	100
Provision for income taxes	251	24	-	275
Net income	$394	$43	$-	$437

Total assets at September 30, 2008	$82,881	$2,491	($585)	$84,787

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

Fiscal 2010 First Half Operating Environment

During the first half of the fiscal year ending March 31, 2010 (“fiscal 2010”), the United States economy continued to experience weakness, evidenced by increasing unemployment, depreciating home values, and fluctuating commodity prices.  These factors have had a negative impact on consumer confidence and household income.  While these conditions continue to affect some of our customers and dampen automobile sales, there have been some initial signs of stabilization in the economy including an increase in manufacturing output.  Government programs had a positive impact on automobile sales in the second quarter of fiscal 2010.  In addition, used vehicle values have shown improvement throughout the first half of fiscal 2010 due to lower vehicle supply.

We achieved higher consolidated net income in the second quarter and first half of fiscal 2010 compared with the corresponding periods in fiscal 2009.  Net income was $310 million and $486 million in the second quarter and first half of fiscal 2010, respectively, compared with net income of $17 million and $437 million for the second quarter and first half of fiscal 2009, respectively.  Our favorable results in the first half of fiscal 2010, as compared to the first half of fiscal 2009, were due to a number of factors, including a decrease in our provision for credit losses, lower depreciation on our operating leases and an overall decline in our operating and administrative expenses.   These results were partially offset by an increase in interest expense in the first half of fiscal 2010 due to lower mark-to-market gains on a portion of our derivatives portfolio as compared to the first half of fiscal 2009.  In addition, we had lower financing revenues during the first half of fiscal 2010 compared to the same period in fiscal 2009 due to lower earning asset levels resulting from lower financing volume.

Sales of Toyota and Lexus vehicles have been negatively affected by low consumer confidence and weak economic conditions.  Vehicle sales by Toyota Motor Sales, U.S.A., Inc. (“TMS”) declined 22% compared to the first half of fiscal 2009.  In addition, the overall decrease in the availability of TMS subvention in the first half of fiscal 2010 affected our finance and insurance volumes and market share.  As a result, we experienced a corresponding decline in net earning assets and financing revenues in the first half of fiscal 2010.   Although vehicle sales by TMS declined in the first half of fiscal 2010, much of the decline occurred during the first quarter of fiscal 2010.  Sales from TMS during the second quarter of fiscal 2010 were consistent with sales in the second quarter of fiscal 2009 and higher than sales in the first quarter of fiscal 2010.  The increase in sales in the second quarter of fiscal 2010 is primarily attributable to the Car Allowance Rebate System, or “cash for clunkers”, a U.S. government program designed to increase car sales, and higher subvention levels in the second quarter of fiscal 2010.

From a funding perspective, the impact of a decline in our net earning assets, cash flows generated from our earning asset portfolio and pre-funding activities conducted during the quarter ended March 31, 2009 reduced term funding requirements for the second quarter and six months ended September 30, 2009.  We continue to maintain broad access to a variety of global markets and cost of funding has generally improved during the first half of fiscal 2010.

Interest expense increased in the first half of fiscal 2010 over the same period in the prior year, primarily due to lower mark-to-market gains on a portion of our derivatives portfolio.  This was partially offset by lower interest expense on debt resulting from declining short-term interest rates.  However, interest expense for the second quarter of fiscal 2010 decreased as compared to the same period in fiscal 2009, primarily due to lower interest expense on debt resulting from declining short-term interest rates and lower weighted average outstanding balances of total debt. This was partially offset by mark-to-market losses on a portion of our derivatives portfolio.

Despite continued economic weakness and rising unemployment in the United States, our levels of delinquency and severity have improved.  We have enhanced our credit quality by improving our purchasing practices and strengthening our collection efforts.  As of September 30, 2009, we have experienced decreased levels of delinquency compared to September 30, 2008.  In addition, conditions in the used vehicle market improved due to lower vehicle supply during the first half of fiscal 2010.  This resulted in an improvement in loss severity per unit which positively affected charge-offs.  Our provision for credit losses of $11 million and $339 million for the second quarter and first half of fiscal 2010, respectively, was significantly lower compared to $356 million and $727 million for the corresponding periods in fiscal 2009.  Depreciation expense on operating leases has also been positively affected by the improvement in used vehicle values.

We continue to focus on further developing sound risk management practices and credit loss strategies.  We recently dedicated additional resources to more effectively manage high risk loans in our dealer portfolio.  On an ongoing basis, we review our purchasing practices and remain focused on leveraging technology to improve our collection capabilities.

We also remain focused on our cost structure and have continued to reduce our operating and administrative expenses.  Operating expenses declined by 16% during the first half of fiscal 2010 compared to the same period in the prior year, primarily in the areas of employee expenses, contingent workforce and technology.

RESULTS OF OPERATIONS

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
	(dollars in millions)
Net income:
Finance operations	$266	($2)	$404	$394
Insurance operations	44	19	82	43
Total net income	$310	$17	$486	$437

Our consolidated net income was $310 million and $486 million for the second quarter and first half of fiscal 2010, respectively, compared to $17 million and $437 million for the same periods in fiscal 2009. Our results in the second quarter and first half of fiscal 2010 as compared to the second quarter and first half of fiscal 2009 were positively impacted by a decrease in our provision for credit losses, lower depreciation on our operating leases and an overall decline in operating and administrative expenses.  These positive effects in the second quarter and first half of fiscal 2010 were partially offset by lower financing revenues.  Our results in the first half of fiscal 2010 were also impacted by an increase in interest expense, whereas there was a slight decline in interest expense in the second quarter of fiscal 2010.

Our financing operations reported net income of $266 million and $404 million for the second quarter and first half of fiscal 2010, respectively, compared to a net loss of $2 million and net income of $394 million for the same periods in fiscal 2009.  Our results in the first half of fiscal 2010 were positively affected by a decrease in our provision for credit losses, lower depreciation on operating leases and an overall decline in our operating and administrative expenses.  These results were partially offset by lower financing revenues and an increase in interest expense.  Our results in the second quarter of fiscal 2010 were positively affected by a decrease in our provision for credit losses, lower depreciation on operating leases, lower interest expense and an overall decline in our operating and administrative expenses.  These results were partially offset by lower financing revenues.

Our insurance operations reported net income of $44 million and $82 million for the second quarter and first half of fiscal 2010, respectively compared to net income of $19 million and $43 million for the same periods in fiscal 2009. The increase in net income was primarily due to an increase in investment income.  This was partially offset by an increase in insurance losses and loss adjustment expenses which primarily relates to the increase in frequency of claims paid and an increase in vehicle service and maintenance claims.  These increases were due to growth in the number of agreements in force.

Our overall capital position increased by $632 million, bringing total shareholder’s equity to $4.7 billion at September 30, 2009, compared to $4.1 billion at March 31, 2009.  Our debt decreased to $66.4 billion at September 30, 2009 from $73.0 billion at March 31, 2009.  As a result of these factors, our debt-to-equity ratio improved from 17.8 at March 31, 2009 to 14.0 at September 30, 2009.

Financing Operations – Fiscal 2010 compared to Fiscal 2009

	Three months ended		Percentage Change	Six months ended		Percentage Change
	September 30,			September 30,
	2009	2008		2009	2008
	(dollars in millions)
Financing Revenues:
Operating lease	$1,175	$1,236	(5%)	$2,371	$2,431	(2%)
Retail financing1	790	845	(7%)	1,571	1,663	(6%)
Dealer financing	74	145	(49%)	163	293	(44%)
Total financing revenues	2,039	2,226	(8%)	4,105	4,387	(6%)

Depreciation on operating leases	836	1,076	(22%)	1,729	2,025	(15%)
Interest expense	619	644	(4%)	1,120	688	63%
Net financing margin	584	506	15%	1,256	1,674	(25%)

Provision for credit losses	11	356	(97%)	339	727	(53%)

Net income (loss) from financing operations	$266	($2)	134%	$404	$394	3%

1 Includes direct finance lease revenues.

Our financing operations reported net income of $266 million and $404 million during the second quarter and first half of fiscal 2010 compared to net loss of $2 million and net income of $394 million for the same periods in fiscal 2009.  Our results during the second quarter and first half of fiscal 2010 were positively affected by a decrease in our provision for credit losses, lower depreciation on operating leases and an overall decline in operating and administrative expenses.  Our results for the second quarter of fiscal 2010 were also positively affected by the decrease in interest expense due to lower weighted average contractual interest rates on our outstanding debt, resulting from declining short term interest rates.  For the first half of fiscal 2010, however, our overall interest expense was 63% higher than the first half of fiscal 2009 due primarily to lower mark-to-market gains on a portion of our derivatives portfolio and lower financing revenues.

Financing Revenues

Total financing revenues decreased 8 percent and 6 percent during the second quarter and first half of fiscal 2010, respectively, compared to the same periods in fiscal 2009, due to lower overall earning asset levels and lower portfolio yields.  Our financing revenues were influenced during the second quarter and first half of fiscal 2010 as compared to the same periods in fiscal 2009 as follows:

•	Operating lease revenues decreased 5 percent and 2 percent, due to lower asset balances.

•	Retail financing revenues decreased 7 percent and 6 percent, primarily due to a decrease in our portfolio yields and slightly lower earning asset balances.

•	Dealer financing revenues decreased 49 percent and 44 percent, primarily due to lower yields which resulted from declining interest rates, and lower average earning asset balances.

Our total finance receivables portfolio yield was 6.4 percent for both the second quarter and first half of fiscal 2010, compared to 6.7 percent during the same periods in fiscal 2009.

Depreciation Expense

Depreciation on operating leases decreased 22 percent and 15 percent during the second quarter and first half of fiscal 2010 compared to the same periods in fiscal 2009.  Improvements in used vehicle values, due primarily to lower vehicle supply, resulted in an increase to the estimated end of term residual values on the existing portfolio.  This decreased depreciation expense on a straight-line basis.

Interest Expense

Our debt obligations consist of fixed and floating rate debt denominated in a number of different currencies. We economically hedge our interest rate and currency risk inherent in these liabilities by entering into interest rate swaps or cross-currency interest rate swaps, which effectively convert our obligations on the debt into U.S. dollar denominated 3-month LIBOR-based payments.  The following table summarizes the components of interest expense (dollars in millions):

	Three months ended		Six months ended
	September 30,		September 30,
	2009	20083	2009	20083
Interest expense on debt	$606	$684	$1,230	$1,395
Interest expense on pay float swaps1	(384)	(175)	(704)	(367)
Interest expense on debt, net of pay float swaps	222	509	526	1,028

Interest expense on pay fixed swaps	345	212	646	414
Ineffectiveness related to hedge accounting derivatives2	(21)	(11)	-	7
Loss (gain) on foreign currency transactions	819	(223)	1,677	(248)
(Gain) loss on currency swaps and forwards 2	(860)	183	(1,656)	201

(Gain) loss on other non-hedge accounting derivatives:
Pay float swaps2	(6)	57	133	294
Pay fixed swaps2	119	(85)	(209)	(1,011)
Total interest expense	$618	$642	$1,117	$685

1   Includes both hedge and non-hedge accounting derivatives.
2
 Refer to Note 8 –Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements for
 additional information relating to the credit valuation adjustments for the periods.

3	Prior period amounts have been reclassified to conform to the current period presentation.

We reported interest expense of $618 million and $1,117 million during the second quarter and first half of fiscal 2010 compared to $642 million and $685 million for the same periods in fiscal 2009, respectively.  Interest expense increased in the first half of fiscal 2010 over the same period in the prior year, primarily due to lower mark-to-market gains on a portion of our derivatives portfolio.  This was partially offset by lower interest expense on debt resulting from declining short-term interest rates.  However, interest expense for the second quarter of fiscal 2010 decreased as compared to the same period in fiscal 2009, primarily due to lower interest expense on debt resulting from declining short-term interest rates and lower weighted average outstanding balances of total debt. This was partially offset by mark-to-market losses on a portion of our derivatives portfolio.

Interest expense on debt primarily represents interest due on notes and loans payable and commercial paper, and includes the amortization of debt issue costs, discount and premium, and basis adjustments.  The decrease during the second quarter and first six months of fiscal 2010 when compared to the same periods in fiscal 2009 was due to a combination of lower weighted average contractual interest rates on debt and lower weighted average outstanding balances of total debt. Interest expense on pay float swaps represents net interest expense on our interest rate and cross-currency swaps. Interest expense on pay float swaps decreased due to a significant decline in the 3-month LIBOR rate during the second quarter and first half of fiscal 2010 as compared to the same periods in fiscal 2009.  As a result, interest expense on debt, net of pay float swaps, was lower in the second quarter and first half of fiscal 2010.

We use pay fixed swaps executed on a portfolio basis to manage our interest rate risk arising from the mismatch between our fixed-rate U.S. dollar denominated receivables and floating rate obligations.  Pay fixed swaps have a weighted average life of approximately two to three years; this results in a pay fixed swaps portfolio that is constantly changing as new swaps are executed at different rates, and existing swaps mature. Interest on pay fixed swaps represents net interest on our pay fixed swaps portfolio where we pay a fixed rate and receive a floating rate based on 3-month LIBOR.  During the second quarter and first half of fiscal 2010 and fiscal 2009, 3-month LIBOR was generally lower compared to the fixed interest rates at which the swap contracts were executed, resulting in net interest expense in both periods.
Based on the changes in the composition of our pay fixed swaps portfolio, the difference between the pay fixed rate and pay float rate was greater in the second quarter and first half of fiscal 2010 compared to the difference between the pay fixed rate and pay float rate in the second quarter and first half of fiscal 2009.  This resulted in net interest expense of $345 million and $646 million in the second quarter and first half of fiscal 2010, respectively, compared to $212 million and $414 million in the second quarter and first half of fiscal 2009.

Ineffectiveness related to hedge accounting derivatives represents the net difference between the change in the fair value of the hedged debt and the change in the fair value of the underlying derivative instrument. This amount includes a credit valuation adjustment of $7 million gain and $20 million loss for the second quarter and first half of fiscal 2010, respectively compared to $10 million gain and $10 million loss for the same periods in fiscal 2009.

Foreign currency transaction gain or loss relates to foreign currency denominated transactions for which hedge accounting has not been elected and for which we are required to revalue the foreign currency denominated transactions at each balance sheet date. We use currency swaps and forwards to economically hedge these foreign currency transactions.  During the second quarter and first half of fiscal 2010, the U.S. dollar weakened relative to certain other currencies in which our foreign currency transactions are denominated.  This resulted in the recognition of losses in foreign currency transactions which are primarily debt, and gains in the fair value of the currency swaps used to economically hedge these foreign currency transactions.  During the second quarter and first half of fiscal 2009, the U.S. dollar strengthened relative to certain other currencies in which our foreign currency transactions are denominated.  This resulted in the recognition of gains in foreign currency transaction and losses in the fair value of the currency swaps.

During the second quarter of fiscal 2010, the gains on pay float swaps and losses on the pay fixed swaps designated as non-hedge accounting derivatives were due to the decrease in swap rates. During the second quarter of fiscal 2009, the losses on pay float swaps and gains on the pay fixed swaps designated as non-hedge accounting derivatives were due to an increase in swap rates. During the first six months of fiscal 2010, the loss on the pay float swaps and gains on pay fixed swaps designated as non-hedge accounting derivatives were lower compared to the first six months of fiscal 2009.  This was due to a significant increase in swap rates in fiscal 2009 compared to fiscal 2010.

Insurance Operations – Fiscal 2010 compared to Fiscal 2009

The following table summarizes key results of our Insurance Operations (dollars in millions):

	Three months ended			Six months ended
	September 30,		Percentage Change	September 30,		Percentage Change
	2009	2008		2009	2008
Agreements (units in thousands)
Issued	332	357	(7%)	620	746	(17%)
In force	5,200	5,141	1%	5,200	5,141	1%
Insurance earned premiums and contract revenues	$117	$106	10%	$232	$211	10%
Investment and other income	37	11	236%	73	31	135%
Gross revenues from insurance operations	$154	$117	32%	$305	$242	26%

Insurance losses and loss adjustment expenses	$56	$48	17%	$113	$100	13%

Net income from insurance operations	$44	$19	132%	$82	$43	91%

Agreements issued decreased by 25 thousand and 126 thousand units during the second quarter and first half of fiscal 2010, respectively, compared to the same periods in fiscal 2009.  This was primarily due to the overall decrease in TMS vehicle sales.

Our insurance operations reported net income of $44 million and $82 million for the second quarter and first half of fiscal 2010, respectively, compared to $19 million and $43 million for the same periods in fiscal 2009.  The increase in net income was primarily due to an increase in investment income.

Our insurance operations reported investment and other income of $37 million and $73 million during the second quarter and first half of fiscal 2010, respectively, compared to investment and other income of $11 million and $31 million during the same periods in fiscal 2009.  Investment and other income for our insurance operations consist primarily of investment income on marketable securities.  The increase in investment and other income for our insurance operations was primarily due to higher yielding securities and estimated interest income from a future tax refund.  Refer to “Investment and Other Income” below for a more detailed discussion on our consolidated investment portfolio.

We reported $56 million and $113 million of insurance losses and loss adjustment expenses during the second quarter and first half of fiscal 2010, respectively, compared to $48 million and $100 million during the same periods in fiscal 2009.  The increase in insurance losses and loss adjustment expenses primarily relates to an increase in frequency of claims paid and an increase in vehicle service and maintenance claims due to growth in the number of agreements in force.

Investment and Other Income

The following table summarizes the components of our consolidated investment and other income (dollars in millions):

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Interest and dividend income on marketable securities	$39	$25	$72	$47
Realized (losses) on marketable securities	-	(13)	(5)	(18)
Other income	8	14	38	41
Total investment and other income	$47	$26	$105	$70
1 Prior period amounts have been reclassified to conform to the current period presentation.

The increase in interest and dividend income on marketable securities relates primarily to our insurance operations.  We reported no realized gains or losses on marketable securities for the second quarter of fiscal 2010 and realized losses on marketable securities of $5 million for the first half of fiscal 2010, compared to realized losses of $13 million and $18 million for the same periods in the prior year.

We reported $8 million and $38 million of other income during the second quarter and first half of fiscal 2010, respectively, compared to $14 million and $41 million for the same periods in fiscal 2009, respectively.  The decrease in other income was primarily due to a decrease in interest income on cash held in excess of our funding needs.  This decrease was due to lower short term interest rates, partially offset by higher average cash balances during the second quarter and first half of fiscal 2010 as compared to the same periods in fiscal 2009.  The decrease in other income was partially offset by an increase in estimated interest income from a future tax refund.
.
Provision for Credit Losses

During the second quarter and first half of fiscal 2010, the United States economy continued to experience weakness, evidenced by increasing unemployment, depreciating home values and fluctuating commodity prices.  While there may be some initial signs of stabilization, the current economic environment continues to affect some of our customers.  We have enhanced our credit quality by improving our purchasing practices and strengthening our collection efforts.  As of September 30, 2009, we experienced decreased levels of delinquency compared to September 30, 2008.  In addition, we experienced an improvement in loss severity per unit resulting from improvement in used vehicle values primarily due to lower vehicle supply, which positively affected charge-offs for the first half of fiscal 2010.  Net charge-offs as a percentage of average gross earning assets decreased from 1.06% at September 30, 2008 to 1.00% at September 30, 2009.  Our provision for credit losses of $11 million and $339 million for the second quarter and first half of fiscal 2010 was lower compared to $356 million and $727 million for the same periods in fiscal 2009.  Refer to “Financial Condition – Credit Risk” below for further discussion.

Operating and Administrative Expenses

The following table summarizes our operating and administrative expenses (dollars in millions):

	Three months ended			Six months ended
	September 30,		Percentage Change	September 30,		Percentage Change
	2009	2008		2009	2008
Employee expenses	$79	$87	(9%)	$150	$179	(16%)
Operating expenses	77	102	(25%)	166	198	(16%)
Insurance dealer back-end program expenses	18	22	(18%)	35	42	(17%)
Total operating and administrative expenses	$174	$211	(18%)	$351	$419	(16%)

Total operating and administrative expenses decreased 18 percent and 16 percent during the second quarter and first half of fiscal 2010, respectively, compared to the same periods in fiscal 2009 due to a company-wide effort to decrease expenses.  The decline in employee-related expenses primarily reflects a decrease in performance-based compensation, reduced overtime and lower usage of contingent workers.  Additionally, operating expenses decreased in various areas, including technology expenditures and marketing incentives.  Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC.  Refer to Note 14 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on sales volume or underwriting performance.  The 18 percent and 17 percent decrease during the second quarter and first half of fiscal 2010, respectively, compared to the same periods in fiscal 2009 was primarily due to a decrease in agreements issued, and a decrease in the federal funds rate used in the computation of certain payments.

Provision for Income Taxes

Our effective tax rate for the first half of fiscal 2010 was 39 percent, which was consistent with the rate during the first half of fiscal 2009.  Our provision for income taxes was $199 million and $307 million for the second quarter and first half of fiscal 2010, respectively, compared to a provision of $8 million and $275 million for the same period in fiscal 2009.   This increase is consistent with the increase in our income before tax for the second quarter and first half of fiscal 2010 compared to the second quarter and first half of fiscal 2009.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended September 30,		Percentage change	Six months ended September 30,		Percentage change
	2009	2008		2009	2008
TMS new sales volume1 (units in thousands):	434	438	(1%)	749	958	(22%)

Vehicle financing volume
New retail	211	189	12%	334	424	(21%)
Used retail	81	88	(8%)	157	176	(11%)
Lease	56	84	(33%)	100	161	(38%)
Total	348	361	(4%)	591	761	(22%)

TMS subvened vehicle financing volume (units included in the above table):
New retail	123	68	81%	164	172	(5%)
Used retail	10	14	(29%)	22	29	(24%)
Lease	44	72	(39%)	78	135	(42%)
Total	177	154	15%	264	336	(21%)

Market share:
Retail	48.3%	42.6%		44.3%	43.7%
Lease	12.9%	19.1%		13.2%	16.7%
Total	61.2%	61.7%		57.5%	60.4%

1 Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 87% Toyota and 13%
  Lexus vehicles for both the second quarter and first half of fiscal 2010.  TMS new sales volume is comprised of approximately 86%
  Toyota and 14% Lexus vehicles for the second quarter of fiscal 2009, and 87% Toyota and 13% Lexus vehicles for the first half of fiscal 2009.

2 Total financing volume is comprised of approximately 82% Toyota, 13% Lexus, and 5% non-Toyota/Lexus vehicles for the second quarter of fiscal 2010 and 81% Toyota, 14% Lexus, and 5% non-Toyota/Lexus vehicles for the first half of fiscal 2010. Total financing volume is comprised of approximately 77% Toyota, 16% Lexus, and 7% non-Toyota/Lexus vehicles for the first quarter of fiscal 2009 and approximately 79% Toyota, 14% Lexus, and 7% non-Toyota/Lexus vehicles for the second half of fiscal 2009.

Vehicle Financing Volume

Our total financing volume is acquired primarily from Toyota and Lexus vehicle dealers and is dependent upon TMS sales volume and subvention.  Although sales by TMS in the first half of 2010 declined 22% compared to the first half of fiscal 2009, much of the decline occurred during the first quarter of fiscal 2010.  Sales from TMS during the second quarter of fiscal 2010 were consistent with sales in the second quarter of fiscal 2009 and higher than the first quarter of fiscal 2010.  This is primarily attributable to the Car Allowance Rebate System, or “cash for clunkers” program, the U.S. government program designed to increase car sales, and higher subvention in the second quarter of fiscal 2010.  TMS experienced increased vehicle sales related to this program during the second quarter of fiscal 2010.  However, the overall decline in sales coupled with the decrease in the availability of TMS subvention in the first half of fiscal 2010 has affected our finance and insurance volumes.   As a result, we experienced a corresponding decline in overall net earning assets and financing revenues, particularly in the first quarter of fiscal 2010 and to a lesser extent in the second quarter of fiscal 2010.

Our overall market share during the second quarter of fiscal 2010 was relatively consistent with our market share during the second quarter of fiscal 2009.  However, our retail market share in the second quarter of fiscal 2010 increased primarily due to an increase in vehicle sales by TMS and an increase in the availability of TMS subvention.  Our lease market share, on the other hand, decreased during the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009.  This decrease was primarily due to our focus on increasing retail contract volume during the cash for clunkers program as well as decreased availability of TMS subvention on lease contracts during the second quarter of fiscal 2010.

The composition of our net earning assets is summarized below (dollars in millions):

	September 30, 2009	March 31, 2009	Percentage Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$44,370	$43,821	1%
Dealer financing, net	8,294	10,753	(23%)
Total finance receivables, net	52,664	54,574	(3%)
Investments in operating leases, net	16,794	17,980	(7%)
Net earning assets	$69,458	$72,554	(4%)

Dealer Financing (Number of dealers receiving vehicle wholesale financing)
Toyota and Lexus dealers2	946	920	3%
Vehicle dealers outside of the Toyota/Lexus dealer network	508	519	(2%)
Total number of dealers receiving vehicle wholesale financing	1,454	1,439	1%

Dealer inventory financed (units in thousands)	124	232	(47%)

1 Includes direct finance leases of $321 million and $354 million at September 30, 2009 and March 31, 2009, respectively.
2 Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

Retail Financing Volume and Finance Receivables

Our retail financing volume increased in the second quarter of fiscal 2010 compared to the same period in fiscal 2009.  Our retail market share increased during the second quarter and first half of fiscal 2010 as compared to the same periods in fiscal 2009.  The increase, particularly in the second quarter of fiscal 2010, is attributable to the combination of increased TMS sponsored subvention for new retail vehicles and the cash for clunkers program which increased TMS vehicle sales.  In addition, retail finance receivables increased to $44.4 billion at September 30, 2009 from $43.8 billion at March 31, 2009 as the volume of new vehicles financed slightly outpaced existing portfolio liquidations during the second quarter and first half of fiscal 2010.

Lease Financing Volume and Earning Assets

Our vehicle lease financing volume and our lease market share decreased in the second quarter and first half of fiscal 2010 compared to the same periods in fiscal 2009 due to the decline in both TMS sales and TMS sponsored subvention.  Total lease earning assets, comprised of investments in operating leases, decreased from $18.0 billion at March 31, 2009 to $16.8 billion at September 30, 2009 primarily due to this decline in volume.

Dealer Financing

As of September 30, 2009, the number of dealer inventory units financed decreased by 47% compared to March 31, 2009.   The decline was driven primarily by decreased TMS sales volume and a corresponding decrease in inventory levels held by dealers.  The number of dealers receiving financing at September 30, 2009 was relatively consistent with the number of dealers at March 31, 2009.  Dealer financing earning assets decreased 23% to $8.3 billion at September 30, 2009 from $10.8 billion at March 31, 2009.

Residual Value Risk

The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, current economic conditions and outlook, projected market values, and the resulting impact on vehicle lease return rates and loss severity.

We periodically review the estimated end of term residual values of leased vehicles to assess the appropriateness of our carrying values.  To the extent the estimated end of term value of a leased vehicle is lower than the residual value established at lease inception, the estimated residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end of term market value.  These adjustments are made over time for operating leases by recording depreciation expense in the Consolidated Statement of Income.  Gains or losses on vehicles sold at lease termination are also recorded in depreciation expense in the Consolidated Statement of Income.

Depreciation on Operating Leases

	Three months ended September 30,		Percentage change	Six months ended September 30,		Percentage change
	2009	2008		2009	2008
Depreciation on operating leases (dollars in millions)	$836	$1,076	(22%)	$1,729	$2,025	(15%)
Average operating lease units Outstanding (in thousands)	713	750	(5%)	719	736	(2%)

Depreciation expense on operating leases decreased to $836 million and $1,729 million for the second quarter and first half of fiscal 2010, respectively, compared to $1,076 million and $2,025 million for the same periods in fiscal 2009.  The average number of operating leases outstanding also decreased slightly for those periods.  Depreciation expense was positively affected by the improvement in the used vehicle market driven primarily by lower vehicle supply, a significant factor in our estimates of end of term market values on our leased vehicle portfolio.  Although used vehicle values have significantly improved since the end of fiscal 2009, it is uncertain whether the current level is sustainable.

Credit Risk

Credit Loss Experience

During the second quarter and first half of fiscal 2010, weakness in the United States economy continued, evidenced by increasing unemployment, depreciating home values, and fluctuating commodity prices.  While there may be some initial signs of stabilization in the first half of fiscal 2010, these conditions continue to affect some of our customers’ ability to make their scheduled payments.  We have enhanced our credit quality by improving our purchasing practices and strengthening our collection efforts.  As of September 30, 2009, we experienced decreased levels of delinquency compared to June 30, 2009 and September 30, 2008.  Our levels of delinquency as of September 30, 2009 were relatively consistent with the levels as of March 31, 2009.  In addition, our level of net charge-offs for the first half of fiscal 2010 improved compared with the same period in the prior year.

	September 30, 2009	March 31, 2009	September 30, 2008
Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets1
Finance receivables2	0.71%	0.67%	0.91%
Operating leases2	0.68%	0.73%	0.95%
Total	0.70%	0.68%	0.92%

Frequency of occurrence as a percentage of outstanding Contracts	2.91%	2.56%	2.51%
Average loss severity per unit	$8,539	$9,659	$9,114

Net charge-offs as a percentage of average gross earning assets3
Finance receivables	1.13%3	1.54%	1.20%3
Operating leases	0.60%3	0.86%	0.65%3
Total	1.00%3	1.37%	1.06%3

1 Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
  2 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
   3 Net charge-off ratios have been annualized using six month results for the six month periods ending September 30, 2009 and
2008.

The level of credit losses primarily reflects two factors: frequency of occurrence and loss severity.  Frequency of occurrence as a percentage of average outstanding contracts increased during the second quarter and first half of fiscal 2010, as compared to the same period in fiscal 2009 primarily due to the weak U.S. economy, specifically the increase in unemployment and its impact on some of our customers’ ability to make their scheduled payments.

The increase in frequency, however, was more than offset by the decrease in loss severity per unit over the same period.  The improvement in loss severity during the first half of fiscal 2010 is primarily the result of improvement in used vehicle prices which positively affected charge-offs for the first half of fiscal 2010.  Our level of net charge offs for the first half of fiscal 2010 decreased compared with the same period in the prior year.  Net charge-offs as a percentage of average gross earning assets decreased from 1.06% at September 30, 2008 to 1.00% at September 30, 2009.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable losses resulting from the non-performance of our customers.  The determination of the allowance involves significant assumptions, complex analysis, and management judgment. The following table provides information related to our allowance for credit losses and credit loss experience for the three and six months ended September 30, 2009 and 2008 (dollars in millions):

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Allowance for credit losses at beginning of period	$2,004	$910	$1,864	$729
Provision for credit losses	11	356	339	727
Charge-offs, net of recoveries (“net charge-offs”)1	(178)	(218)	(366)	(408)
Allowance for credit losses at end of period	$1,837	$1,048	$1,837	$1,048

1 Net of recoveries of $33 million and $66 million for the three and six months ended September 30, 2009, respectively, and $26 million and
  $56 million for the three and six months ended September 30, 2008, respectively.

Our allowance for credit losses is established through a process that estimates probable losses based upon consistently applied statistical analyses of portfolio data. This process utilizes delinquency migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, and incorporates current and expected trends and other relevant factors, including expected loss experience, used vehicle market conditions, economic conditions, unemployment rates, purchase quality mix, contract term length and operational factors.  This process, along with management judgment, is used to establish the allowance to cover probable losses.  Deterioration in our expectation of any of these factors would cause an increase in estimated probable losses.

The allowance for credit losses increased 75% to $1,837 million at September 30, 2009 compared to $1,048 million at September 30, 2008.  When the economy was weakening in the United States, particularly during the third and fourth quarters of fiscal year March 31, 2009, our estimate of higher future credit losses increased reflecting higher delinquencies in the consumer portfolio and adverse trends in the macroeconomic environment.

Despite continued economic weakness and rising unemployment in the United States, our delinquencies and severity have improved.  We have enhanced our credit quality by improving our purchasing practices and strengthening our collection efforts.  As of September 30, 2009, we have experienced decreased levels of delinquency compared to June 30, 2009 and September 30, 2008.  Our levels of delinquency as of September 30, 2009 were relatively consistent with those as of March 31, 2009.   We have also experienced improvement in the used vehicle market throughout the first half of fiscal 2010 compared to the first half of fiscal 2009 driven primarily by lower vehicle supply.  This contributed to an improvement in average loss severity per unit.  In addition, the continued decrease in vehicle sales during the first half of fiscal 2010 negatively affected the profitability of some of the dealers within our financing portfolio, increasing the likelihood of default for certain dealers.  We continue to focus on further developing sound risk management practices and credit loss strategies.  We recently dedicated additional resources to more effectively manage high risk loans in our dealer portfolio.  Our assessment of the allowance for credit losses as of September 30, 2009 considered these factors.  As a result of all these factors, we reduced our allowance for credit losses by 8% in the second quarter of fiscal 2010 to $1,837 million from $2,004 million from the first quarter of fiscal 2010.

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

The following table summarizes the outstanding components of our funding sources at carrying value (dollars in millions):

	September 30, 2009	March 31, 2009
Commercial paper1	$11,381	$18,027
Notes and loans payable2	52,890	55,053
Carrying value adjustment3	2,095	(97)
Total debt	$66,366	$72,983

1	Includes unamortized premium/discount
2	Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.
3
Represents the effects of foreign currency transaction gains and losses and fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs of our business operations and to account for unanticipated events. To ensure adequate liquidity through a full range of potential operating environments and market conditions, we conduct our liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on maintaining direct relationships with wholesale market funding providers and commercial paper investors, and ensuring the ability to dispose of certain assets when and if conditions warrant.

We develop and maintain contingency funding plans to evaluate our liquidity position under various operating circumstances, allowing us to ensure that we would be able to operate through a period of stress when access to normal sources of funding is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, and outline actions and procedures for effectively managing through the problem period. In addition, we monitor the ratings and credit exposures of the lenders that participate in our credit facilities to ascertain any issues that may arise with potential draws on these facilities if that contingency becomes warranted.

We do not rely on any single source of funding and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. Our funding volume is primarily based on expected net change in earning assets and debt maturities.  The declines in our financing volume and net earning assets reduced our funding needs and our debt balance during the six months ended September 30, 2009.

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $2.1 billion to $5.9 billion with an average balance of $4.4 billion for the quarter ended September 30, 2009.

From a funding perspective, the impact of a decline in our net earning assets, cash flows generated from our earning asset portfolio and pre-funding activities conducted during the quarter ended March 31, 2009 reduced term funding requirements for the quarter ended September 30, 2009.  This resulted in a higher balance for cash and cash equivalents and investments in marketable securities at March 31, 2009 compared to previous quarters.  In addition, much of the funding requirements for the second quarter of fiscal 2010 were met by the pre-funding activities conducted during the quarter ended March 31, 2009.  As the cash from those pre-funding activities was used to meet TMCC’s obligations during the quarter ended September 30, 2009, cash and cash equivalents declined significantly at September 30, 2009 as compared to March 31, 2009.

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

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $11.4 billion to $17.4 billion during the quarter ended September 30, 2009, with an average outstanding balance of $15.1 billion.  Our ratio of commercial paper outstanding to total debt outstanding decreased at September 30, 2009 as compared to March 31, 2009 due to cash provided by our operations and to a lesser extent, advances from our affiliates.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer with short-term debt ratings of A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements.  Additionally, in December 2008, TMCC registered for the Commercial Paper Funding Facility administered by the Federal Reserve Bank of New York.

Notes and Loans Payable

The following table summarizes the components of our notes and loans payable at par value (dollars in millions):

	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total notes and loans payable5
Balance at March 31, 20091	$17,507	$32,067	$4,071	$2,544	$56,189
Issuances during the six months ended September 30, 2009	3192	2,6073	-	2,8484	5,774
Maturities and terminations during the six months ended September 30, 2009	(7,786)	(1,676)	(368)	(110)	(9,940)
Balance at September 30, 20091	$10,040	$32,998	$3,703	$5,282	$52,023

Issuances during the one month ended October 31, 2009	$107	$804	$-	$-	$911

1
Amounts represent par values and as such exclude unamortized premium/discount, foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, accrued redemption premium, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships.  Par values of non-U.S. currency denominated notes are determined using foreign exchange rates applicable as of the issuance dates.

2	MTNs and domestic bonds had terms to maturity ranging from approximately 1 year to 3 years, and had interest rates at the time of issuance ranging from 0.3 percent to 1.6 percent.
3 EMTNs were issued in U.S. and non-U.S. currencies, had terms to maturity ranging from approximately 2 years to
  5 years, and had interest rates at the time of issuance ranging from 1.1 percent to 8.0 percent.
4	Consists of long-term borrowings, all with terms to maturity from approximately 3 to 5 years, and interest rates as of September 30, 2009 ranging from 0.8 percent to 2.3 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2009, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time was increased from €40 billion to €50 billion, or the equivalent in other currencies, of which €21.6 billion was available for issuance at October 31, 2009.  The authorized amount is shared among all EMTN Issuers.  The EMTN program may be expanded from time to time to allow for the continued use of this source of funding.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross default provisions.  We are in compliance with these covenants.

In addition, we may issue other debt securities or enter into other unsecured financing arrangements through the international capital markets.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement

In March 2009, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30 and March 31, 2009.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30 and March 31, 2009.

Letters of Credit Facilities Agreement

In addition, TMCC has uncommitted letters of credit facilities totaling $5 million at September 30 and March 31, 2009.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities was issued and outstanding at September 30 and March 31, 2009.

Other Credit Agreements

In December 2008, TMCC entered into a committed bank credit facility in the amount of up to JPY 100 billion, or approximately $1.1 billion as of September 30, 2009.   In December 2008, TMCC entered into an uncommitted bank credit facility in the amount of JPY 100 billion, or approximately $1.1 billion as of September 30, 2009.  Both of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross default provisions and limitations on consolidations, mergers and sales of assets.  Neither of these facilities was drawn upon as of September 30 and March 31, 2009.

We are in compliance with the covenants and conditions of the credit agreements described above.

Securitization

Securitization of retail finance receivables and closed-end consumer leases provides us with an alternative source of funding and investor diversification.  As of September 30, 2009, we owned approximately $44.4 billion of potentially securitizable retail finance receivables and $17.7 billion of closed-end consumer lease contracts.  During the second quarter and first half of fiscal 2010, we did not execute any securitization transactions.  TMCC will continue to evaluate the market for asset-backed securities and consider its funding strategies in determining whether to employ securitization funding in the future.

Credit Ratings

As of October 31, 2009, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Commercial Paper	Senior Debt	Outlook
S&P	A-1+	AA	Negative1
Moody’s	P-1	Aa1	Negative

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

DERIVATIVE INSTRUMENTS

Risk Management Strategy

We use derivatives as part of our risk management strategy to hedge against changes in interest rate and foreign currency risks.  We manage these risks by entering into derivatives transactions with the intent to minimize fluctuations in earnings, cash flows and fair value adjustments of assets and liabilities caused by market volatility.

Our derivative activities are mandated and monitored by our Asset-Liability Committee (“ALCO”), which provides a framework for financial controls and governance to manage these market risks.  We use internal models to analyze data from internal and external sources in developing various hedging strategies.  We incorporate the resulting hedging strategies into our overall risk management strategies.

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

Our assets consist primarily of U.S. dollar-denominated, fixed-rate receivables.  Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  We use swaps and interest rate caps, executed on a portfolio basis, to manage the interest rate risk of these assets.  The resulting asset liability profile is consistent with the overall risk management strategy as directed by ALCO.

We enter into derivatives for risk management purposes only, and our use of derivatives is limited to the management of interest rate and foreign currency risks.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations may meet the definition of an “embedded derivative”.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes of the Consolidated Financial Statements in our fiscal 2009 Form 10-K, and in Note 8 – Derivatives, Hedging Activities and Interest Expense for additional information.  Changes in the fair value of the bifurcated embedded derivative or the entire hybrid financial instrument are reported in interest expense in the Consolidated Statement of Income.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	September 30, 2009	March 31, 2009
Derivative assets	$3,756	$265
Less: Collateral held, net 1, 2, 3	2,871	96
Derivative assets, net of collateral	885	169
Less: Counterparty credit valuation adjustment	18	18
Derivative assets, net of collateral and credit adjustment	$867	$151
Embedded derivative assets	$6	$24

Derivative liabilities	$379	$1,262
Plus: Collateral (posted) held, net 1,3	(23)	124
Derivative liabilities, net of collateral	356	1,386
Less: Our own non-performance credit valuation adjustment	6	69
Derivative liabilities, net of collateral and non-performance credit valuation adjustment	$350	$1,317
Embedded derivative liabilities	$35	$25

1   Represents cash received or deposited under reciprocal collateral arrangements that we have entered into with certain derivative counterparties. Refer to the “Counterparty Credit Risk” section for more details.
2  As of September 30, 2009, we held collateral of $2,875 million and posted collateral of $27 million.  We netted $4 million of collateral posted by a counterparty with $2,875 million of collateral held resulting in net collateral held of $2,871 million.
   The $4 million of collateral posted was from a counterparty whose position shifted from a net liability to a net asset subsequent to the date collateral was transferred. The remaining collateral posted of $23 million was with counterparties in a net liability position.
3 As of March 31, 2009, we held collateral of $515 million and posted collateral of $295 million. Of the amount of collateral held, $419 million was from counterparties whose position shifted from a net asset to a net liability position subsequent to the date collateral was transferred. This amount was netted against $295 million of collateral posted resulting in net collateral held from counterparties in a net liability position of $124 million. The remaining amount of collateral held of $96 million was from counterparties in a net asset position.

Counterparty Credit Risk

We manage counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivatives counterparties to which we had credit exposure at September 30, 2009 were assigned investment grade ratings by a NRSRO.  In addition, we require counterparties that are rated BBB+ or lower to fully collateralize their net derivative exposures with us.  Our counterparty credit risk could be adversely affected by deterioration of the U.S. economy and financial distress in the banking industry.

The International Swaps and Derivatives Association (“ISDA”) Master Agreements between ourselves and our swap counterparties contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  We perform valuations of our position with each counterparty and transfer cash collateral on at least a monthly basis.  In addition, if either party under an ISDA Master Agreement, in its reasonable opinion, believes there has been a material decline in the creditworthiness of the other party, it can call for more frequent collateral transfers.  If the market value of either counterparty’s net derivatives position exceeds a specified threshold, that counterparty is required to transfer cash collateral in excess of the threshold to the other counterparty.  Under our ISDA Master Agreements we are only obligated to exchange cash collateral.  Neither we nor our counterparties are required to hold the collateral in a segregated account.  Our collateral arrangements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, which are included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of the ISDA Master Agreements between ourselves and counterparties contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2009 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below (dollars in millions):

	September 30, 2009	March 31, 2009
Credit Rating
AAA	$221	$-
AA	338	92
A	321	77
BBB	5	-
Total net counterparty credit exposure	$885	$169

At September 30, 2009, we recorded a credit valuation adjustment of $18 million related to non-performance risk of our counterparties and a credit valuation adjustment of $6 million on our own non-performance risk.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

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

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” in our fiscal 2009 Form 10-K, as well as above in Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of September 30, 2009, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting during the three and six months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Exhibit Index on page 76.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 10, 2009	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2009	By /S/ CHRIS BALLINGER

Chris Ballinger
Group Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)

3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(3)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(4)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(5)

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Registration Statement on Form S-1, File No. 33-22440.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-Q for the three and six months ended December 31, 2000, Commission File number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File No. 33-52359.
(5)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(6)

4.2	Amended and Restated Agency Agreement, dated September 18, 2009, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands), B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited, and The Bank of New York Mellon.	(7)

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

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

(6)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 18, 2009, Commission File Number 1-9961.