Form 10-Q
period 2009-12-31
TOYOTA MOTOR CREDIT CORP
filed 2010-02-05
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Yes __    No  ☒

As of January 31, 2010, the number of outstanding shares of capital stock, par value $10,000 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format
The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended December 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Financing revenues:
Operating lease	$1,179	$1,257	$3,550	$3,688
Retail financing	778	847	2,349	2,510
Dealer financing	80	157	251	450
Total financing revenues	2,037	2,261	6,150	6,648

Depreciation on operating leases	897	1,078	2,626	3,103
Interest expense	438	1,830	1,555	2,514
Net financing revenues	702	(647)	1,969	1,031

Insurance earned premiums and contract revenues	112	104	336	314
Investment and other income	66	111	171	182
Net financing revenues and other revenues	880	(432)	2,476	1,527

Expenses:
Provision for credit losses	(5)	670	334	1,397
Operating and administrative	192	195	543	613
Insurance losses and loss adjustment expenses	51	42	164	143
Total expenses	238	907	1,041	2,153

Income (loss) before income taxes	642	(1,339)	1,435	(626)
Provision for (benefit from) income taxes	248	(527)	555	(251)

Net income (loss)	$394	($812)	$880	($375)

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(Unaudited)

	December 31, 2009	March 31, 2009
ASSETS

Cash and cash equivalents	$4,760	$6,298
Investments in marketable securities	2,618	2,187
Finance receivables, net	54,459	54,574
Investments in operating leases, net	16,971	17,980
Other assets	2,306	2,640
Total assets	$81,114	$83,679

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$69,178	$72,983
Deferred income taxes	3,230	2,454
Other liabilities	3,598	4,149
Total liabilities	76,006	79,586

Commitments and contingencies (See Note 12)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized;
91,500 issued and outstanding)	915	915
Additional paid-in-capital	1	1
Accumulated other comprehensive income (loss)	72	(63)
Retained earnings	4,120	3,240
Total shareholder's equity	5,108	4,093
Total liabilities and shareholder's equity	$81,114	$83,679

See Accompanying Notes to Consolidated Financial Statements.

 TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Dollars in millions)
(Unaudited)

	Capital stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total

BALANCE AT MARCH 31, 2008	$915	$-	$-	$3,865	$4,780

Effects of accounting change for retirement benefits	-	-	-	(2)	(2)

Stock-based compensation	-	1	-	-	1

Comprehensive loss activity:
Net loss for the nine months ended December 31, 2008	-	-	-	(375)	(375)
Net unrealized loss on available-for-sale marketable securities, net of tax benefit of $95 million	-	-	(158)	-	(158)
Reclassification adjustment for net loss included in net income, net of tax benefit of $1 million	-	-	2	-	2
Total comprehensive loss	-	-	(156)	(375)	(531)

BALANCE AT DECEMBER 31, 2008	$915	$1	($156)	$3,488	$4,248

BALANCE AT MARCH 31, 2009	$915	$1	($63)	$3,240	$4,093

Net income for the nine months ended December 31, 2009	-	-	-	880	880
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $78 million	-	-	127	-	127
Reclassification adjustment for net loss included in net income, net of tax benefit of $5 million	-	-	8	-	8
Total comprehensive income	-	-	135	880	1,015

BALANCE AT DECEMBER 31, 2009	$915	$1	$72	$4,120	$5,108

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(Unaudited)
	Nine months ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$880	($375)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,714	3,209
Recognition of deferred income	(758)	(755)
Provision for credit losses	334	1,397
Amortization of deferred origination fees	248	245
Fair value adjustments and amortization of premiums and discounts associated with debt, net	3,480	(2,746)
Net (gain) loss from sale of marketable securities	(7)	16
Impairment on marketable securities	7	7
Net change in:
Derivative assets	(629)	1,031
Other assets	(142)	(201)
Deferred income taxes	693	(414)
Derivative liabilities	(945)	480
Other liabilities	419	(227)
Net cash provided by operating activities	6,294	1,667
Cash flows from investing activities:
Purchase of investments in marketable securities	(880)	(1,567)
Disposition of investments in marketable securities	671	1,224
Acquisition of finance receivables	(15,954)	(19,830)
Collection of finance receivables	15,098	15,613
Net change in wholesale receivables	799	218
Acquisition of investments in operating leases	(5,009)	(6,468)
Disposals of investments in operating leases	3,641	3,046
Advances to affiliates	(1,731)	(5,199)
Repayments from affiliates	2,835	4,772
Other, net	(15)	-
Net cash used in investing activities	(545)	(8,191)
Cash flows from financing activities:
Proceeds from issuance of debt	5,424	12,843
Payments on debt	(13,831)	(12,737)
Net change in commercial paper	(853)	8,450
Net advances to TFSA (Note 14)	-	(27)
Advances from affiliates (Note 14)	2,001	-
Repayments to affiliates (Note 14)	(28)	1,679
Net cash (used in) provided by financing activities	(7,287)	10,208
Net (decrease) increase in cash and cash equivalents	(1,538)	3,684
Cash and cash equivalents at the beginning of the period	6,298	736
Cash and cash equivalents at the end of the period	$4,760	$4,420
Supplemental disclosures:
Interest paid	$1,636	$2,069
Income taxes (paid) received	($9)	$22
Non-cash financing:
Capital contribution for stock-based compensation	$-	$1

See Accompanying Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and nine months ended December 31, 2009 and 2008 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and nine months ended December 31, 2009 do not necessarily indicate the results that may be expected for the full year.

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

In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through February 5, 2010, the date the financial statements were issued.

Summary of Significant Accounting Policies

Investments in Marketable Securities

Investments in marketable securities consist of debt and equity securities.  Debt and equity securities designated as available-for-sale (“AFS”) are carried at fair value using quoted market prices where available with unrealized gains or losses included in accumulated other comprehensive income, net of applicable taxes.  We use the specific identification method to determine realized gains and losses related to our investment portfolio.  Realized investment gains and losses are reflected in Investment and Other Income in the Consolidated Statement of Income.

Other-Than-Temporary Impairment

We periodically evaluate unrealized losses on our AFS debt securities portfolio for other-than-temporary impairment.  If we have no intent to sell and we believe that it is more likely than not we will not be required to sell these securities prior to recovery, the credit loss component of the unrealized losses are recognized in earnings, while the remainder of the loss is recognized in Accumulated Other Comprehensive Income (“AOCI”). The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using a credit cash flow analysis for debt securities.

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

New Accounting Guidance

In January 2010, the Financial Accounting Standards Board (“FASB”) amended the fair value measurements and disclosure guidance to provide increased disclosures about transfers of financial assets in and out of Levels 1 and 2.  The new disclosure is effective for us March 31, 2010.  Additionally, all activity in Level 3 must be presented separately.  This disclosure is effective for us March 31, 2011.  We do not expect these disclosures to have a material impact on our consolidated financial condition or results of operations.

In October 2009, the FASB issued accounting guidance that sets forth the requirements that must be met for a company to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. This accounting guidance is effective for us on April 1, 2011 and we do not expect it to have a material impact on our consolidated financial condition or results of operations.

In October 2009, the FASB issued accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality. The accounting guidance more closely reflects the underlying economics of these transactions. This accounting guidance is effective for us on April 1, 2011 and we do not expect it to have a material impact on our consolidated financial condition or results of operations.

In June 2009, the FASB issued accounting guidance which requires entities to provide greater transparency about transfers of financial assets and a company’s continuing involvement in those transferred financial assets. The accounting guidance also removes the concept of a qualifying special purpose entity. This accounting guidance is effective for us beginning April 1, 2010 and we do not expect it to have a material impact on our consolidated financial condition or results of operations.

In June 2009, the FASB issued accounting guidance which changes the existing consolidation model for variable interest entities to a new model based on a qualitative assessment of power and economics. This accounting guidance is effective for us beginning April 1, 2010 and we do not expect it to have a material impact on our consolidated financial condition or results of operations.

Recently Adopted Accounting Guidance

In January 2010, the FASB issued accounting guidance that addresses the accounting and reporting for an entity that experiences a decrease in ownership of a subsidiary, including the deconsolidation of a subsidiary and the exchange of assets for an equity interest in another entity.  This accounting guidance was effective for us upon issuance, and its adoption did not have a material impact on our consolidated financial condition or results of operations.

In August 2009, the FASB issued accounting guidance which provided clarification that, in the absence of a quoted price for a liability, companies may apply methods that use the quoted price of an investment traded as an asset or other valuation techniques consistent with the fair-value measurement principle. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

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

Marketable Securities

The marketable securities portfolio consists of debt and equity securities.  Where available, we use quoted market prices to measure fair value for these financial instruments.  If quoted prices are not available, prices for similar assets and matrix pricing models are used.  Some securities may have limited transparency or less observability; in these situations, fair value may be estimated using various assumptions such as default rates, loss severity and credit ratings.

Derivatives

As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter.  All of our derivatives counterparties to which we had credit exposure at December 31, 2009 were assigned investment grade ratings by a nationally recognized statistical rating organization (“NRSRO”).

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

As of December 31, 2009, we reduced our derivative liabilities in the amount of $4 million to account for our own non-performance risk.  Derivative assets were reduced $15 million to account for counterparty credit risk.

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

Other Assets

Other assets consist in part, of a net receivable from a money market mutual fund, which was adversely affected by the liquidity crisis in the marketplace during fiscal 2009.  Since the net asset value of the money market mutual fund was no longer publicly available, we used net present value techniques adjusted for credit and liquidity risks and reported this in other assets.  On March 31, 2009, we considered the money market mutual fund impaired and recorded a $35 million impairment.  The net realizable value of $26 million was subsequently collected during the nine months ended December 31, 2009.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The following table summarizes our financial assets and liabilities that were accounted for at fair value as of December 31, 2009, by level within the fair value hierarchy (dollars in millions):

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3	Counterparty netting & collateral 1	Fair value

Cash equivalents	$4,508	$-	$-	$-	$4,508
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	30	25	-	-	55
Municipal debt securities	-	11	-	-	11
Foreign government debt securities	-	22	-	-	22
Corporate debt securities	-	85	-	-	85
Mortgage-backed securities:
Agency mortgage-backed securities	-	117	-	-	117
Non-agency residential mortgage-backed securities	-	18	-	-	18
Non-agency commercial mortgage-backed securities	-	25	-	-	25
Asset-backed securities	-	701	-	-	701
Equity instruments:
Fixed income mutual funds	-	1,243	-	-	1,243
Equity mutual funds	341	-	-	-	341
Available-for-sale securities total	371	2,247	-	-	2,618
Derivatives:
Derivative assets2	-	4,294	179	(3,675)	798
Embedded derivative assets	-	-	6	-	6
Derivatives total	-	4,294	185	(3,675)	804
Total assets 3	4,879	6,541	185	(3,675)	7,930

Derivative liabilities2	-	(1,397)	(111)	1,147	(361)
Embedded derivative liabilities	-	-	(36)	-	(36)
Total liabilities 3	-	(1,397)	(147)	1,147	(397)
Total net assets and liabilities	$4,879	$5,144	$38	($2,528)	$7,533

1   We have met the accounting guidance for setoff criteria and have elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist.

2   Includes derivative asset counterparty credit valuation adjustment of $15 million and derivative liability non-performance credit valuation adjustment of $4 million.  Derivative assets and derivative liabilities include interest rate swaps, foreign currency swaps, foreign currency forwards, and interest rate caps.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The following table summarizes our financial assets and liabilities that were accounted for at fair value as of March 31, 2009, by level within the fair value hierarchy (dollars in millions):

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3	Counterparty netting, collateral 1	Fair value
Cash equivalents	$6,129	$-	$-	$-	$6,129
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	44	27	-	-	71
Municipal debt securities	-	3	-	-	3
Foreign government debt securities	-	-	-	-	-
Corporate debt securities	-	63	-	-	63
Mortgage-backed securities:
Agency mortgage-backed securities	-	114	-	-	114
Non-agency residential mortgage-backed securities	-	37	-	-	37
Non-agency commercial mortgage-backed securities	-	32	-	-	32
Asset-backed securities	-	376	-	-	376
Equity instruments:
Preferred stock	1	-	-	-	1
Fixed income mutual funds	-	1,250	-	-	1,250
Equity mutual funds	240	-	-	-	240
Available-for-sale securities total	285	1,902	-	-	2,187
Derivatives:
Derivative assets2	-	2,020	159	(2,028)	151
Embedded derivative assets	-	-	24	-	24
Derivatives total	-	2,020	183	(2,028)	175
Total assets 3	6,414	3,922	183	(2,028)	8,491

Derivative liabilities2	-	(2,909)	(216)	1,808	(1,317)
Embedded derivative liabilities	-	-	(25)	-	(25)
Total liabilities 3	-	(2,909)	(241)	1,808	(1,342)
Total net assets and liabilities	$6,414	$1,013	($58)	($220)	$7,149

1  We have met the accounting guidance setoff criteria and have elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist.

2   Includes derivative asset counterparty credit valuation adjustment of $18 million and derivative liability non-performance credit valuation adjustment of $69 million.  Derivative assets and derivative liabilities include interest rate swaps, foreign currency swaps, foreign currency forwards, and interest rate caps.

3 Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The determination in classifying a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement.  The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (dollars in millions):

Three Months Ended December 31, 2009
	Fair value measurements using significant unobservable inputs (Level 3)
	Fair value, October 1, 2009	Total realized gains/ (losses)2	Purchases, issuances, and settlements, net3	Transfers in to Level 3	Transfers out of Level 3	Total unrealized gains/ (losses)4	Fair value December 31, 2009

Available-for-sale securities:
Debt Instruments:
Non-agency residential mortgage-backed securities	$1	$-	($1)	$-	$-	$-	$-
Asset-backed securities	1	-	(1)	-	-	-	-
Available-for-sale securities Total	2	-	(2)	-	-	-	-
Derivatives:
Derivative assets (liabilities), net3	144	(36)	49	-	-	(89)	68
Embedded derivative liabilities, net	(29)	1	-	-	-	(2)	(30)
Derivatives total	115	(35)	49	-	-	(91)	38
Total net assets (liabilities)1	$117	($35)	$47	$-	$-	($91)	$38

1 Level 3 recurring assets, as a percentage of total assets, were less than (0.1%) at December 31, 2009.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Three Months Ended December 31, 2008
	Fair value measurements using significant unobservable inputs (Level 3)5
	Fair value, October 1, 2008	Total realized gains/ (losses)2	Purchases, issuances, and settlements, net3	Transfers in to Level 3	Transfers out of Level 3	Total unrealized gains/ (losses)4	Fair value December 31, 2008

Available-for-sale securities:
Debt Instruments:
Corporate debt securities	$-	$-	$2	$-	$-	$-	$2
Non-agency residential mortgage-backed securities	1	-	-	-	-	-	1
Asset-backed securities	1	-	-	-	-	-	1
Available-for-sale securities Total	2	-	2	-	-	-	4
Derivatives:
Derivative assets (liabilities), net 3	270	(32)	(1)	-	-	124	361
Embedded derivative liabilities, net	20	-	-	-	-	(23)	(3)
Derivatives Total	290	(32)	(1)	-	-	101	358
Other assets6	424	-	(334)	-	-	-	90
Total net assets (liabilities)1	$716	($32)	($333)	$-	$-	$101	$452

1 Level 3 recurring assets, as a percentage of total assets, were less than (0.6%) at December 31, 2008.
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
6   Represents a money market mutual fund balance excluding the credit and liquidity valuation adjustments of $2 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nine months ended December 31, 2009
	Fair value measurements using significant unobservable inputs (Level 3)5
	Fair value, April 1, 2009	Total realized gains/ (losses)2	Purchases, issuances, and settlements, net3	Transfers in to Level 3	Transfers out of Level 3	Total unrealized gains/ (losses)4	Fair value December 31, 2009

Available-for-sale securities:
Debt Instruments:
Non-agency residential mortgage-backed securities	$-	$-	$-	$1	($1)	$-	$-
Asset-backed securities	-	-	(1)	1	-	-	-
Available-for-sale securities Total	-	-	(1)	2	(1)	-	-
Derivatives:
Derivative assets (liabilities), net 3	(57)	(132)	146	-	(10)	121	68
Embedded derivative liabilities, net	(1)	(1)	-	-	-	(28)	(30)
Derivatives Total	(58)	(133)	146	-	(10)	93	38
Total net assets (liabilities)1	($58)	($133)	$145	$2	($11)	$93	$38

1 Level 3 recurring assets, as a percentage of total assets, were less than (0.1%) at December 31, 2009.
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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nine months ended December 31, 2008
	Fair value measurements using significant unobservable inputs (Level 3)5
	Fair value, April 1, 2008	Total realized gains/ (losses)2	Purchases, issuances, and settlements, net3	Transfers in to Level 3	Transfers out of Level 3	Total unrealized gains/ (losses)4	Fair value December 31, 2008

Available-for-sale securities:
Debt Instruments:
Corporate debt securities	$-	$-	$2	$-	$-	$-	$2
Non-agency residential mortgage-backed securities	-	-	-	1	-	-	1
Asset-backed securities	-	-	-	1	-	-	1
Available-for-sale securities Total	-	-	2	2	-	-	4
Derivatives:
Derivative assets (liabilities), net 3	295	(122)	21	293	-	(126)	361
Embedded derivative liabilities, net	(40)	-	-	-	-	37	(3)
Derivatives Total	255	(122)	21	293	-	(89)	358
Other assets6	-	-	(334)	424	-	-	90
Total net assets (liabilities)1	$255	($122)	($311)	$719	$-	($89)	$452

1 Level 3 recurring assets, as a percentage of total assets, were less than (0.6%) at December 31, 2008.
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
6   Represents a money market mutual fund balance excluding the credit and liquidity valuation adjustments of $2 million.

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

The following tables present the financial instruments carried on the Consolidated Balance Sheet by caption and by level within the valuation hierarchy for which a nonrecurring change in fair value has been recorded during the reporting period (dollars in millions):

Fair value measurements on a nonrecurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$177	$177
Other assets	-	-	-	-
Total assets at fair value on a nonrecurring basis	$-	$-	$177	$177

Fair value measurements on a nonrecurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$237	$237
Other assets	-	-	26	26
Total assets at fair value on a nonrecurring basis	$-	$-	$263	$263

Nonrecurring Fair Value Changes

The following table presents the total change in value of financial instruments for which a fair value adjustment has been included in the Consolidated Statement of Income (dollars in millions):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	2008	2009	2008
Finance receivables, net	($32)	($7)	($49)	($13)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Significant Changes to Level 3 Assets during the Period

Level 3 net assets reported at fair value on a recurring basis decreased by $79 million and increased by $96 million for the three and nine months ended December 31, 2009, respectively.  The decrease for the three months ended December 31, 2009 is primarily attributable to the strengthening of the U.S. dollar relative to other major currencies in our portfolio.  For the nine months ended December 31, 2009, the fair value of foreign exchange derivatives has appreciated because the U.S. dollar has continued to weaken relative to other major currencies in our portfolio.

Finance receivables, net reflect impaired loans in our dealer credit portfolio.  We recognized $32 million and $49 million of impairment losses for the three and nine months ended December 31, 2009 where impairment is based on the fair value of the underlying collateral.  The $26 million impaired balance of our money market mutual fund recorded in other assets was fully repaid as of December 31, 2009.

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

The following is a description of financial instruments for which the ending balances as of December 31, 2009 are not carried at fair value in their entirety on the Consolidated Balance Sheet.

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

The carrying value and estimated fair value of certain financial instruments were as follows (dollars in millions):

	December 31, 2009		March 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Finance receivables, net1	$54,115	$55,457	$54,165	$53,838

Financial liabilities
Commercial paper	$17,134	$17,134	$18,027	$18,027
Term debt2	$52,044	$50,321	$54,956	$55,101

1 Finance receivables are presented net of allowance for credit losses. Amounts exclude related party transactions and direct finance leases.

2   Carrying value of term debt represents the sum of notes and loans payable and carrying value adjustment.  Amount includes $4.1 billion and
    $2.0 billion of loans payable to affiliates at December 31 and March 31, 2009, respectively, that are carried at amounts that approximate fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows (dollars in millions):

	December 31, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Fair value1
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$56	$-	($1)	$55
Municipal debt securities	11	-	-	11
Foreign government debt securities	22	-	-	22
Corporate debt securities	79	6	-	85
Mortgage-backed securities:
U.S. government agency	113	4	-	117
Non-agency residential	15	3	-	18
Non-agency commercial	23	2	-	25
Asset-backed securities	695	7	(1)	701
Equity instruments:
Fixed income mutual funds	1,236	42	(35)	1,243
Equity mutual funds	251	90	-	341
Total investments in marketable securities	$2,501	$154	($37)	$2,618

	March 31, 20092
	Amortized cost	Unrealized gains	Unrealized losses	Fair value1
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$70	$2	($1)	$71
Municipal debt securities	3	-	-	3
Foreign government debt securities	-	-	-	-
Corporate debt securities	64	1	(2)	63
Mortgage-backed securities:
U.S. government agency	110	4	-	114
Non-agency residential	45	1	(9)	37
Non-agency commercial	33	1	(2)	32
Asset-backed securities	384	-	(8)	376
Equity instruments:
Preferred stock	1	-	-	1
Fixed income mutual funds	1,334	8	(92)	1,250
Equity mutual funds	245	-	(5)	240
Total investments in marketable securities	$2,289	$17	($119)	$2,187

1 Includes $41 million and $54 million of securities with subprime exposure at December 31 and March 31, 2009, respectively.
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

As of December 31, 2009, AFS debt securities that were identified as other-than-temporarily impaired were written down to their current fair value.  For debt securities that we intend to sell or that we believe it is more likely than not that we will be required to sell prior to recovery, an OTTI loss was recognized in earnings.  There were no credit losses on impaired debt securities.  Additionally, there were no AFS equity securities deemed to be other-than-temporarily impaired, and therefore, all unrealized losses on AFS equity securities were recognized in AOCI.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

The following table presents other-than-temporary impairment losses that are included in realized losses (dollars in millions):

	Three months ended December 31, 2009	Nine months ended December 31, 2009
Total other-than-temporary impairment losses	$1	$7
Less: Portion of loss recognized in other comprehensive income (pretax)1	-	-
Net impairment losses recognized in income2	$1	$7

1 Represents the non-credit component impact of the other-than-temporary impairment on AFS debt securities.
2 Represents the other-than-temporary impairment on AFS debt securities included in Investment and Other Income in the Consolidated Statement of Income.

Unrealized Losses on Securities

At December 31, 2009, the fair value and total gross unrealized loss of investments that have been in a continuous unrealized loss position for 12 consecutive months or more were $286 million and $33 million, respectively.  These investments are comprised of private placement fixed income mutual funds. These securities are predominately investment grade.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

The following tables present the aging of fair value and gross unrealized losses for AFS securities (dollars in millions):

	December 31, 2009
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$34	($1)	$-	$-	$34	($1)
Asset-backed securities	347	(1)	-	-	347	(1)
Equity Instruments:
Fixed income mutual funds	80	(2)	286	(33)	366	(35)
Total investments in marketable securities	$461	($4)	$286	($33)	$747	($37)

	March 31, 20091
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$11	($1)	$-	$-	$11	($1)
Corporate debt securities	24	(1)	4	(1)	28	(2)
Non-agency residential mortgage-backed securities	18	(5)	10	(4)	28	(9)
Non-agency commercial mortgage-backed securities	20	(2)	2	-	22	(2)
Asset-backed securities	285	(6)	89	(2)	374	(8)
Equity instruments:
Fixed income mutual funds	1,030	(81)	86	(11)	1,116	(92)
Equity mutual funds	240	(5)	-	-	240	(5)
Total investments in marketable securities	$1,628	($101)	$191	($18)	$1,819	($119)

1 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

The following table presents the amortized cost and fair value of marketable securities available-for-sale by contractual maturity dates as of December 31, 2009 (dollars in millions).

Available-for-Sale Securities:	Amortized Cost	Fair value
Within one year	$82	$82
After one year through five years	659	669
After five years through ten years	95	97
After ten years	178	186
Fixed income mutual funds	1,236	1,243
Equity mutual funds	251	341
Total	$2,501	$2,618

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net

Finance receivables, net consisted of the following (dollars in millions):

	December 31,	March 31,
	2009	2009
Retail receivables1	$45,534	$45,312
Dealer financing	10,479	10,939
	56,013	56,251

Deferred origination costs	670	709
Unearned income	(814)	(821)
Allowance for credit losses
Retail receivables	(1,187)	(1,375)
Dealer financing	(223)	(190)
Total allowance for credit losses	(1,410)	(1,565)
Finance receivables, net	$54,459	$54,574

1 Includes direct finance lease receivables of $345 million and $388 million at December 31 and March 31, 2009, respectively.

The tables below summarize information about impaired finance receivables (dollars in millions):

	December 31,	March 31,
	2009	2009
Impaired account balances with an allowance	$288	$266
Impaired account balances without an allowance	2	35
Total impaired account balances	290	301
Allowance for credit losses	(113)	(64)
Impaired account balances, net	$177	$237

Impaired finance receivables primarily consist of dealer financing accounts for which an allowance has been recorded based on the fair value of the underlying collateral.  For those impaired finance receivables for which the fair value of the underlying collateral was in excess of the outstanding balance, no allowance was provided.

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Average balance of accounts during the period that were impaired as of December 31	$327	$55	$386	$58

Interest income recognized on impaired account balances during the period	$2	$-	$6	$-

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following at the dates indicated (dollars in millions):

	December 31,	March 31,
	2009	20091
Vehicles	$23,210	$24,332
Equipment and other	837	884
	24,047	25,216
Deferred origination fees	(116)	(92)
Deferred income	(563)	(523)
Accumulated depreciation	(6,167)	(6,322)
Allowance for credit losses	(230)	(299)
Investments in operating leases, net	$16,971	$17,980

1 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases (dollars in millions):

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Allowance for credit losses at beginning of period	$1,837	$1,048	$1,864	$729
Provision for credit losses	(5)	670	334	1,397
Charge-offs, net of recoveries1	(192)	(329)	(558)	(737)
Allowance for credit losses at end of period	$1,640	$1,389	$1,640	$1,389

	December 31, 2009	December 31, 2008
Aggregate balances 60 or more days past due
Finance receivables2	$419	$562
Operating leases2	111	175
Total	$530	$737

1 Net of recoveries of $29 million and $95 million for the three and nine months ended December 31, 2009, respectively, and $23 million and
  $79 million for the three and nine months ended December 31, 2008, respectively.

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

The aggregate fair value of derivative instruments that contain credit risk related contingent features that are in a net liability position at December 31, 2009 was $366 million. In the normal course of business, we posted collateral of $5 million at December 31, 2009.  At December 31, 2009, if our ratings would have declined to “A+” as rated by S&P or “A1” as rated by Moody’s, we would have been required to post $67 million of additional collateral to the counterparties with which we were in a net liability position at December 31, 2009.  If our ratings would have declined to “BBB+” or below as rated by S&P or “Baa1” or below as rated by Moody’s, we would have been required to post collateral totaling $366 million to the counterparties with which we were in a net liability position at December 31, 2009.  This is the same amount we would need in order to settle all instruments that were in a net liability position at December 31, 2009.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at December 31, 2009 as reported in the Consolidated Balance Sheet (dollars in millions):
	Hedge accounting derivatives		Non-hedge accounting derivatives		Total
	Notional	Fair value	Notional	Fair value	Notional	Fair value
Other assets
Interest rate swaps	$505	$47	$11,957	$309	$12,462	$356
Foreign currency swaps	10,611	2,111	13,800	2,006	24,411	4,117
Embedded derivatives	-	-	78	6	78	6
Total	$11,116	$2,158	$25,835	$2,321	$36,951	$4,479

Counterparty netting						(1,142)
Collateral held1						(2,533)

Carrying value of derivative contracts – Other assets						$804

Other liabilities
Interest rate swaps	$36	$-	$55,204	($1,208)	$55,240	($1,208)
Foreign currency swaps	4,544	(205)	2,184	(91)	6,728	(296)
Foreign currency forwards	-	-	69	(2)	69	(2)
Interest rate caps	-	-	210	(2)	210	(2)
Embedded derivatives	-	-	371	(36)	371	(36)
Total	$4,580	($205)	$58,038	($1,339)	$62,618	($1,544)

Counterparty Netting						1,142
Collateral posted1						5

Carrying value of derivative contracts – Other liabilities						($397)

1 As of December 31, 2009, we held collateral of $2,537 million and posted collateral of $9 million.  We netted $4 million of collateral posted by a counterparty whose position shifted from a net liability to a net asset subsequent to the date collateral was transferred.  This resulted in net collateral held of $2,533 and net collateral posted of $5 million.

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

1 As of March 31, 2009, we held collateral of $515 million and posted collateral of $295 million.  We netted $419 million of collateral posted by a counterparty whose position shifted from a net asset to a net liability subsequent to the date collateral was transferred.  This resulted in net collateral held of $96 and net collateral held from counterparties in a net liability position of $124 million.

2 Prior period amounts have been reclassified to conform to current period presentations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the three and nine months ended December 31, 2009 and 2008 as reported in our Consolidated Statement of Income (dollars in millions):

	Three months ended December 31,		Nine months ended December 31,
	2009	20084	2009	2008 4
Interest expense on debt1	$553	$691	$1,783	$2,085
Interest expense on pay float hedge accounting derivatives1	(188)	(112)	(573)	(371)
Interest expense on pay float non-hedge accounting derivatives1, 3	(190)	(2)	(509)	(110)
Interest expense on debt, net of pay float swaps	175	577	701	1,604
Interest expense on non-hedge pay fixed swaps1	352	134	998	548

Loss (gain) on hedge accounting derivatives:
Interest rate swaps2	10	(88)	25	(33)
Foreign currency swaps2	370	306	(1,939)	2,707
Loss (gain) on hedge accounting derivatives	380	218	(1,914)	2,674
Less hedged item: fixed rate debt4	(399)	(202)	1,895	(2,651)
Ineffectiveness related to hedge accounting derivatives2	(19)	16	(19)	23

(Gain) loss on foreign currency transactions	(206)	(7)	1,471	(255)
Loss (gain) on currency swaps and forwards 2	256	(14)	(1,400)	187

Loss (gain) on other non-hedge accounting derivatives:
Pay float swaps2	87	(285)	220	9
Pay fixed swaps2	(207)	1,409	(416)	398
Total interest expense	$438	$1,830	$1,555	$2,514

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

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Ineffectiveness related to hedge accounting derivatives	($3)	($16)	$17	($6)
Loss (gain) on currency swaps and forwards	-	(9)	15	(9)
Loss (gain) on non-hedge accounting derivatives:
Pay float swaps	(1)	-	-	1
Pay fixed swaps	2	(35)	30	(37)
Total credit valuation adjustment allocated to interest expense	($2)	($60)	$62	($51)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following (dollars in millions):

	December 31, 2009	March 31, 2009
Other assets:
Notes receivable from affiliates	$158	$1,231
Used vehicles held for sale	265	358
Deferred charges	222	246
Income taxes receivable	333	186
Derivative assets	804	175
Other assets	524	444
Total other assets	$2,306	$2,640

Other liabilities:
Unearned insurance premiums and contract revenues	$1,380	$1,350
Derivative liabilities	397	1,342
Accounts payable and accrued expenses	1,259	901
Deferred income	243	283
Other liabilities	319	273
Total other liabilities	$3,598	$4,149

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Debt

Debt and the related weighted average contractual interest rates are summarized below (dollars in millions):

			Weighted Average Contractual Interest Rates4
	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
Commercial paper1	$17,134	$18,027	0.20%	1.50%
Notes and loans payable2	50,186	55,053	3.91%	3.96%
Carrying value adjustment3	1,858	(97)
Debt	$69,178	$72,983	2.95%	3.35%

1 Includes unamortized discount.
2 Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.
3 Represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premium, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

4 Calculated based on original notional or par value before consideration of premium or discount or accrued redemption premium.

Included in our notes and loans payable are unsecured notes denominated in various foreign currencies.  At December 31 and March 31, 2009, the carrying value of these notes payable was $33.9 billion and $28.5 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Additionally, the carrying value of our notes at December 31, 2009 includes $12.2 billion of unsecured floating rate notes with contractual interest rates ranging from 0 percent to 9.6 percent and $39.8 billion of unsecured fixed rate notes with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.  The carrying value adjustment on debt increased by $2.0 billion at December 31, 2009 compared to March 31, 2009 primarily as a result of a weaker U.S. dollar relative to certain other currencies in which some of our debt is denominated.

As of December 31, 2009, our commercial paper had an average remaining maturity of 39 days.  Our notes and loans payable mature on various dates through fiscal 2047.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement

In March 2009, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon at December 31 and March 31, 2009.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon at December 31 and March 31, 2009.

Letters of Credit Facilities Agreement

In addition, TMCC has uncommitted letters of credit facilities totaling $5 million at December 31 and March 31, 2009.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities was issued and outstanding at December 31 and March 31, 2009.

Other Credit Agreements

TMCC has two additional bank credit facilities.  The first is a 364 day committed bank credit facility in the amount of JPY 100 billion (approximately $1.1 billion as of December 31, 2009) which was entered into in December 2009 to replace a similar facility which expired that month.  The second is a 364 day uncommitted bank credit facility in the amount of JPY 100 billion (approximately $1.1 billion as of December 31, 2009), which was entered into in December 2008 and extended in December 2009 for an additional 364 days.  Both of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  Neither of these facilities was drawn upon at December 31 and March 31, 2009.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below (dollars in millions):

	December 31, 2009	March 31, 2009
Commitments:
Credit facilities with vehicle and industrial equipment dealers	$6,464	$6,677
Facilities lease commitments1	94	98
Total commitments	6,558	6,775
Guarantees and other contingencies:
Guarantees of affiliate bonds	100	100
Total commitments and guarantees	$6,658	$6,875

Wholesale financing demand note facilities2	$9,690	$10,291

1 Includes $60 million and $55 million in facilities lease commitments with affiliates at December 31 and March 31, 2009, respectively.

2 Amounts are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.  At December 31 and March 31, 2009, amounts outstanding were $4.8 billion and $5.6 billion, respectively.

As of December 31, 2009, there have been no material changes to our commitments as described in Note 16 – Commitments and Contingencies of our fiscal 2009 Form 10-K, except as described below.

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectibility on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facilities available to vehicle and industrial equipment dealers, $5.1 billion and $5.0 billion were outstanding at December 31 and March 31, 2009, respectively, and were recorded in finance receivables, net in the Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Commitments and Contingencies (Continued)

We are party to a 15-year lease agreement with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At December 31, 2009, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above, are as follows: fiscal years ending March 31, 2010 - $6 million; 2011 - $20 million; 2012 - $16 million; 2013 $12 million; 2014 - $9 million and thereafter – $31 million.

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

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31 and March 31, 2009.  The fair value of these guarantees was approximately $0.9 million and $1.1 million at December 31 and March 31, 2009.  As of December 31 and March 31, 2009, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.  In addition, other than the fee discussed above, there are no corresponding expenses or cash flows arising from these guarantees.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim.  In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of December 31, 2009, we determined that it is not probable that we will be required to make any material payments in the future. As of December 31 and March 31, 2009, no amounts have been recorded under these indemnifications.

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

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that TMCC's post-repossession notice failed to comply with the Reese-Levering Automobile Sales Finance Act of California ("Reese-Levering").  An additional cross-complaint alleging a class action in the Superior Court of California San Francisco County, Aquilar and Smith v. Toyota Motor Credit Corporation, filed in February 2008, contains similar allegations claiming that TMCC's post-repossession notices failed to comply with Reese-Levering.  The plaintiffs are seeking injunctive relief, restitution and/or disgorgement, as well as damages in the Aquilar matter.  In May 2008, the Garcia and Aquilar cases (“Garcia Cases”) were consolidated in Stanislaus County as they present nearly identical questions of law and fact.  A complaint alleging a class action in the Superior Court of California San Diego County, McNess v. Toyota Motor Credit Corporation, filed in September 2008, contains similar allegations claiming that TMCC’s post-repossession notice failed to comply with Reese-Levering.  An additional complaint alleging a class action in the Superior Court of California, Los Angeles County, Smith v. Toyota Motor Credit Corporation, filed in December 2008, also contains similar allegations claiming that TMCC’s post repossession notice failed to comply with Reese-Levering.   The plaintiffs in the McNess and Smith cases are seeking injunctive relief and restitution.  The McNess and Smith cases were consolidated with the Garcia Cases in November 2008 and January 2009, respectively, as they present nearly identical questions of law and fact.  A First Amended Cross-Complaint and Complaint was subsequently filed in the Superior Court of California Stanislaus County in February 2009.  As the result of a mediation in January 2010, the parties agreed to settle all of the foregoing matters.  The proposed settlement, for which we have adequately reserved, is subject to final court approval.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 39 percent during the first nine months of fiscal 2010 and 40 percent for the same period in fiscal 2009.  Our provision for income taxes for the first nine months of fiscal 2010 was $555 million compared to a benefit of $251 million for the same period in fiscal 2009.   This increase in provision is consistent with the increase in our income before tax for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.

Tax Related Contingencies

We are routinely subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities in various jurisdictions. We are in various stages of completion of several income tax examinations, including an examination by the Internal Revenue Service for the taxable years March 31, 2004 through March 31, 2009.  Subsequent to the closing of the quarter, the Internal Revenue Service completed its examination for the taxable years March 31, 2004 through March 31, 2006.  As a result of this final determination, we have received a refund of tax and interest in the amount of $282 million.

We periodically review our uncertain tax positions. In conjunction with this review, we reduced the liability for unrecognized tax benefits during the first nine months of fiscal 2010. Our assessment is based on many factors including the ongoing IRS audits. This assessment resulted in a decrease in unrecognized tax benefits of $131 million for the nine months ended December 31, 2009.  The decrease in unrecognized tax benefits for the first nine months of fiscal 2010 is primarily the result of an agreement with the IRS in favor of TMCC reached on these issues and was related to timing differences on prior income tax returns and did not impact our effective tax rate.

Our deferred tax assets at December 31, 2009, were $2.1 billion and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts through fiscal year 2029. The total deferred tax liability at December 31, 2009, net of these deferred tax assets, was $3.2 billion. Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions

As of December 31, 2009, there have been no material changes to our related party agreements or relationships as described in our fiscal 2009 Form 10-K, except as described below.  The table below summarizes the amounts included in our Consolidated Balance Sheet under various related party agreements or relationships (dollars in millions):

	December 31, 2009	March 31, 2009
Assets:
Finance receivables, net
Accounts receivable from affiliates	$18	$28
Notes receivable under home loan programs	$28	$33
Deferred retail subvention support income from affiliates	($634)	($620)

Investments in operating leases, net
Leases to affiliates	$30	$34
Deferred lease subvention support income from affiliates	($561)	($521)

Other assets
Notes receivable from affiliates	$158	$1,231
Accounts receivable from affiliates	$116	$73
Subvention support receivable from affiliates	$115	$54

Liabilities:
Debt
Loans payable to affiliates	$4,070	$2,000

Other liabilities
Accounts payable to affiliates	$238	$154
Notes payable to affiliate	$53	$80

Shareholder’s equity:
Stock based compensation	$1	$1

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions (Continued)

The table below summarizes the amounts included in our Consolidated Statement of Income under various related party agreements or relationships (dollars in millions):
	Three months ended December 31,		Nine months ended December 31,
	2009	20081	2009	20081
Net financing margin:
Manufacturers’ subvention support and other revenues	$200	$203	$572	$566
Credit support fees incurred	($9)	($12)	($29)	($35)
Foreign exchange (loss) gain on notes receivable from affiliates	($24)	$104	$32	$99
Foreign exchange gain (loss) on loans payable to affiliates	$72	$-	($38)	$-
Interest expense on loans payable to affiliates	($14)	$-	($56)	$-

Insurance earned premiums and contract revenues:
Affiliate insurance premiums, commissions, and contract revenues	$22	$17	$66	$51

Investments and other income:
Interest earned on notes receivable from affiliates	$-	$3	$1	$10

Expenses:
Shared services charges and other expenses	$10	$9	$28	$31
Employee benefits expense	$15	$12	$47	$40

1  Prior period amounts have been reclassified to conform to the current period presentation.

TFSC Conduit Finance Agreements

During the quarter ended June 30, 2009, Toyota Financial Services Corporation (“TFSC”) and TMCC entered into a conduit finance agreement under which TFSC passes along to TMCC certain funds that TFSC receives from other financial institutions solely for the benefit of TMCC. TFSC and TMCC entered into a similar conduit finance agreement during the fourth quarter of fiscal 2009.   Refer to Note 16 of our Form 10-K dated March 31, 2009 for further information.  At December 31, 2009, the aggregate amount of the loans payable to TFSC under these agreements was approximately $4.1 billion.  Included in the balance reported as of December 31, 2009 is $69 million carrying value adjustment for foreign currency exchange losses for portions of the debt denominated in foreign currency.

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

Premiums, commissions, and other revenues are reflected within the Related Party Transaction Table.  Affiliate insurance agreements issued were $78 million and $95 million for December 31, 2009 and March 31, 2009, respectively.  The unearned income from these agreements was $212 million and $196 million for December 31, 2009 and March 31, 2009, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments for the three and nine months ended or at December 31 is summarized as follows (dollars in millions):

Fiscal 2010:	Finance operations	Insurance operations	Intercompany eliminations	Total
Three months ended December 31, 2009:
Total financing revenues	$2,032	$-	$5	$2,037
Insurance earned premiums and contract revenues	-	117	(5)	112
Investment and other income	12	56	(2)	66
Total gross revenues	2,044	173	(2)	2,215

Less:
Depreciation on operating leases	897	-	-	897
Interest expense	440	-	(2)	438
Provision for credit losses	(5)	-	-	(5)
Operating and administrative expenses	161	31	-	192
Insurance losses and loss adjustment expenses	-	51	-	51
Provision for income taxes	216	32	-	248
Net income	$335	$59	$-	$394

Nine months ended December 31, 2009:
Total financing revenues	$6,137	$-	$13	$6,150
Insurance earned premiums and contract revenues	-	349	(13)	336
Investment and other income	47	129	(5)	171
Total gross revenues	6,184	478	(5)	6,657

Less:
Depreciation on operating leases	2,626	-	-	2,626
Interest expense	1,560	-	(5)	1,555
Provision for credit losses	334	-	-	334
Operating and administrative expenses	449	94	-	543
Insurance losses and loss adjustment expenses	-	164	-	164
Provision for income taxes	476	79	-	555
Net income	$739	$141	$-	$880

Total assets at December 31, 2009	$78,752	$2,723	($361)	$81,114

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information (Continued)

Fiscal 2009 1:	Finance operations	Insurance operations	Intercompany eliminations	Total
Three months ended December 31, 2008:
Total financing revenues	$2,261	$-	$-	$2,261
Insurance earned premiums and contract revenues	-	104	-	104
Investment and other income	19	94	(2)	111
Total gross revenues	2,280	198	(2)	2,476

Less:
Depreciation on operating leases	1,078	-	-	1,078
Interest expense	1,832	-	(2)	1,830
Provision for credit losses	670	-	-	670
Operating and administrative expenses	161	34	-	195
Insurance losses and loss adjustment expenses	-	42	-	42
(Benefit from) provision for income taxes	(571)	44	-	(527)
Net (loss) income	($890)	$78	$-	($812)

Nine months ended December 31, 2008:
Total financing revenues	$6,648	$-	$-	$6,648
Insurance earned premiums and contract revenues	-	314	-	314
Investment and other income	61	126	(5)	182
Total gross revenues	6,709	440	(5)	7,144

Less:
Depreciation on operating leases	3,103	-	-	3,103
Interest expense	2,519	-	(5)	2,514
Provision for credit losses	1,397	-	-	1,397
Operating and administrative expenses	504	109	-	613
Insurance losses and loss adjustment expenses	-	143	-	143
(Benefit from) provision for income taxes	(319)	68	-	(251)
Net (loss) income	($495)	$120	$-	($375)

Total assets at December 31, 2008	$85,291	$2,435	($666)	$87,060

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

Fiscal 2010 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2010 (“fiscal 2010”), economic conditions in the United States remained weak.  Unemployment was high, home values depreciated and commodity prices fluctuated.  These factors have led to an overall decline in consumer confidence and household income for the first nine months of fiscal 2010 as compared to the same period in fiscal 2009.  While these conditions continue to affect some of our customers and have dampened automobile sales, there were signs of stabilization in the economy during fiscal 2010.  Government programs had a positive impact on automobile sales in the second quarter of fiscal 2010, consumer confidence slighty improved and the manufacturing sector grew in the third quarter of fiscal 2010.

We achieved higher consolidated net income in the third quarter and first nine months of fiscal 2010 compared with the corresponding periods in fiscal 2009.  Net income was $394 million and $880 million in the third quarter and first nine months of fiscal 2010, respectively, compared with net losses of $812 million and $375 million in the third quarter and first nine months of fiscal 2009, respectively.  Our favorable results in the third quarter and first nine months of fiscal 2010, as compared to the same periods of fiscal 2009, were primarily due to decreases in our interest expense and provision for credit losses.  We also reported lower depreciation on our operating leases due to improvements in used vehicle values driven primarily by lower used vehicle supply.   These results were partially offset by a decrease in financing revenues during the third quarter and first nine months of fiscal 2010 compared to the same periods in fiscal 2009.  The decrease in our financing revenues in the first nine months of fiscal 2010 was due to lower earning assets.

Sales of Toyota and Lexus vehicles have been negatively affected in fiscal 2010 by low consumer confidence and weak economic conditions.  Vehicle sales by Toyota Motor Sales, U.S.A., Inc. (“TMS”) declined 14% compared to the first nine months of fiscal 2009.  In addition, the overall decrease in the availability of TMS subvention in the first nine months of fiscal 2010 affected our finance and insurance volumes and market share.  As a result, we experienced a corresponding decline in net earning assets and financing revenues in the first nine months of fiscal 2010.  Although TMS vehicle sales declined in the first nine months of fiscal 2010, much of the decline occurred during the first quarter of fiscal 2010.  TMS sales during the third quarter of fiscal 2010 were higher than sales during the same period of fiscal 2009.  Our overall net earning assets balance at December 31, 2009 was higher than the balance at the end of the first and second quarters of fiscal 2010.  The increase in sales in the third quarter of fiscal 2010 is attributable to increased marketing incentives and slightly improved consumer confidence.

Interest expense was lower during the third quarter and first nine months of fiscal 2010 compared to the same periods of fiscal 2009 primarily due to mark-to-market gains on a portion of our derivatives portfolio.  These gains occurred due to the relatively flat swap rates during the first nine months of fiscal 2010 as compared to the same period in fiscal 2009, where we saw a significant decrease in the swap rates resulting in mark-to-market losses in this portion of our derivatives portfolio.

Despite the weak economy and the high unemployment in the United States, our levels of delinquency and severity have improved.  Previous improvements in our purchasing practices have enhanced the credit quality of our portfolio.  This, combined with the strengthening of our collection efforts, has led to decreased levels of delinquency during the nine months ended December 31, 2009 compared to the same period in fiscal 2009.   In addition, conditions in the used vehicle market improved due to lower used vehicle supply during the first nine months of fiscal 2010.  This resulted in an improvement in average loss severity per unit which positively impacted charge-offs.  Our provision for credit losses of $334 million for the first nine months of fiscal 2010 was significantly lower than the provision of $1,397 million for the corresponding period in fiscal 2009.  Depreciation expense on operating leases has also been positively affected by improvement in used vehicle values.

We continue to focus on further developing sound risk management practices and credit loss strategies.  During fiscal 2010, we dedicated additional resources to more effectively manage high risk loans in our dealer portfolio.  On an ongoing basis, we review our purchasing practices and remain focused on leveraging technology to improve our collection capabilities.

We also remain focused on our cost structure and have continued to reduce our operating and administrative expenses.  Operating expenses declined by 11% during the first nine months of fiscal 2010 compared to the same period in the prior year, primarily in the areas of contingent workforce and technology.

In January 2010, TMS announced a recall and a temporary suspension of sales and production of certain Toyota models.  These developments have not affected our financial results and operations as of and for the period ended December 31, 2009.  Our financial results, however, are dependent on the level of sales of Toyota and Lexus vehicles.  A decrease in sales will have a negative effect on our financing volume, insurance volume, earning assets and revenues.  In addition, our results are affected by used vehicle market values.  A decrease in such values would have a negative effect on realized values and return rates, which in turn, could negatively affect depreciation expense and credit losses.  We are currently implementing programs to assist customers and dealers in response to the recall and sales suspension.

RESULTS OF OPERATIONS

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
	(dollars in millions)
Net income (loss):
Finance operations	$335	($890)	$739	($495)
Insurance operations	59	78	141	120
Total net income (loss)	$394	($812)	$880	($375)

Our consolidated net income was $394 million and $880 million for the third quarter and first nine months of fiscal 2010, respectively, compared to net losses of $812 million and $375 million for the same periods in fiscal 2009. Our favorable results in the third quarter and first nine months of fiscal 2010 as compared to the third quarter and first nine months of fiscal 2009 were attributable to a decrease in our interest expense primarily due to-mark to-market gains on a portion of our derivatives portfolio, a decrease in our provision for credit losses and lower depreciation on our operating leases.  This was partially offset by lower financing revenues.

Our financing operations reported net income of $335 million and $739 million for the third quarter and first nine months of fiscal 2010, respectively, compared to net losses of $890 million and $495 million for the same periods in fiscal 2009.  Our favorable results in the third quarter and first nine months of fiscal 2010 were due to a decrease in our interest expense and provision for credit losses.   We also reported lower depreciation on our operating leases due to improvements in used vehicle values driven primarily by lower used vehicle supply.  These results were partially offset by lower financing revenues.

Our insurance operations reported net income of $59 million and $141 million for the third quarter and first nine months of fiscal 2010, respectively compared to $78 million and $120 million for the same periods in fiscal 2009. The decrease in net income for the third quarter of fiscal 2010 compared to the same period in the prior year was primarily due to a decrease in investment income and an increase in insurance losses and loss adjustment expenses.  The increase in net income for the first nine months of fiscal 2010 compared to the same period in the prior year was primarily due to an increase in insurance earned premiums and contract revenues.

Our overall capital position increased by $1.0 billion, bringing total shareholder’s equity to $5.1 billion at December 31, 2009, compared to $4.1 billion at March 31, 2009.  Our debt decreased to $69.2 billion at December 31, 2009 from $73.0 billion at March 31, 2009.  As a result of these factors, our debt-to-equity ratio improved to 13.5 at December 31, 2009 from 17.8 at March 31, 2009.

Financing Operations – Fiscal 2010 compared to Fiscal 2009

	Three months ended		Percentage Change	Nine months ended		Percentage Change
	December 31,			December 31,
	2009	2008		2009	2008
	(dollars in millions)
Financing Revenues:
Operating lease	$1,179	$1,257	(6%)	$3,550	$3,688	(4%)
Retail financing1	777	847	(8%)	2,348	2,510	(6%)
Dealer financing	76	157	(52%)	239	450	(47%)
Total financing revenues	2,032	2,261	(10%)	6,137	6,648	(8%)

Depreciation on operating leases	897	1,078	(17%)	2,626	3,103	(15%)
Interest expense	440	1,832	(76%)	1,560	2,519	(38%)
Net financing margin	695	(649)	207%	1,951	1,026	90%
Provision for credit losses	(5)	670	(101%)	334	1,397	(76%)

Net income (loss) from financing operations	$335	($890)	138%	$739	($495)	249%

1 Includes direct finance lease revenues.

Our financing operations reported net income of $335 million and $739 million during the third quarter and first nine months of fiscal 2010 compared to net losses of $890 million and $495 million for the same periods in fiscal 2009.  Our favorable results during the third quarter and first nine months of fiscal 2010 were due to a decrease in interest expense, a decrease in our provision for credit losses and lower depreciation on operating leases.  For the first nine months of fiscal 2010, our overall interest expense was 38 percent lower than the same period in fiscal 2009.  This decrease during the third quarter and first nine months of fiscal 2010 compared to the same periods of fiscal 2009 was primarily due to mark-to-market gains on a portion of our derivatives portfolio.  These gains occurred due to the relatively flat swap rates during the first nine months of fiscal 2010 as compared to the same period in fiscal 2009, during which we saw a significant decrease in the swap rates resulting in mark-to-market losses in this portion of our derivatives portfolio.

Financing Revenues

Total financing revenues decreased 10 percent and 8 percent during the third quarter and first nine months of fiscal 2010, respectively, compared to the same periods in fiscal 2009, due to lower average earning asset levels and lower portfolio yields.  Our financing revenues were influenced during the third quarter and first nine months of fiscal 2010 as compared to the same periods in fiscal 2009 as follows:

•	Operating lease revenues decreased 6 percent and 4 percent, due to lower average earning asset balances.

•	Retail financing revenues decreased 8 percent and 6 percent, due to lower average earning asset balances and a decrease in our portfolio yields.

•	Dealer financing revenues decreased 52 percent and 47 percent, due to lower yields and lower average earning asset balances.

Our total finance receivables portfolio yield was 6.3 percent for both the third quarter and first nine months of fiscal 2010, compared to 6.7 percent during the same periods in fiscal 2009.

Depreciation Expense

Depreciation on operating leases decreased 17 percent and 15 percent during the third quarter and first nine months of fiscal 2010 compared to the same periods in fiscal 2009.  Improvements in used vehicle values, due primarily to lower used vehicle supply, resulted in an increase to the estimated end of term residual values on the existing portfolio.  This decreased depreciation expense on a straight-line basis.

Interest Expense

Our debt obligations consist of fixed and floating rate debt denominated in a number of different currencies. We economically hedge our interest rate and currency risk inherent in these liabilities by entering into interest rate swaps and cross-currency interest rate swaps, which effectively convert our obligations on debt into U.S. dollar denominated 3-month LIBOR-based payments.  The following table summarizes the components of interest expense (dollars in millions):

	Three months ended		Nine months ended
	December 31,		December 31,
	2009	20083	2009	20083
Interest expense on debt4	$553	$691	$1,783	$2,085
Interest expense on pay float swaps1	(378)	(114)	(1,082)	(481)
Interest expense on debt, net of pay float swaps	175	577	701	1,604

Interest expense on pay fixed swaps	352	134	998	548
Ineffectiveness related to hedge accounting derivatives2	(19)	16	(19)	23
(Gain) loss on foreign currency transactions	(206)	(7)	1,471	(255)
Loss (gain) on currency swaps and forwards 2	256	(14)	(1,400)	187

Loss (gain) on other non-hedge accounting derivatives:
Pay float swaps2	87	(285)	220	9
Pay fixed swaps2	(207)	1,409	(416)	398
Total interest expense4	$438	$1,830	$1,555	$2,514

1   Includes both hedge and non-hedge accounting derivatives.
2  Refer to Note 8 –Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements for additional information relating to the credit valuation adjustments for the periods.

3 Prior period amounts have been reclassified to conform to the current period presentation.
4 Excludes $2 million for the three months ended December 31, 2009 and 2008 and $5 million for the nine months ended December 31, 2009 and 2008, of interest on bonds held by our insurance operations.

We reported interest expense of $438 million and $1,555 million during the third quarter and first nine months of fiscal 2010 compared to $1,830 million and $2,514 million for the same periods in fiscal 2009, respectively.  Interest expense was lower during the third quarter and first nine months of fiscal 2010 compared to the same periods of fiscal 2009 primarily due to mark-to-market gains on a portion of our derivatives portfolio.  These gains occurred due to the relatively flat swap rates during the first nine months of fiscal 2010 as compared to the same period in fiscal 2009, where we saw a significant decrease in the swap rates resulting in mark-to-market losses in this portion of our derivatives portfolio.

Interest expense on debt primarily represents interest due on notes and loans payable and commercial paper, and includes the amortization of debt issue costs, discount and premium, and basis adjustments.  The decrease during the third quarter and first nine months of fiscal 2010 when compared to the same periods in fiscal 2009 was due to a combination of lower weighted average contractual interest rates on debt and lower weighted average outstanding balances of total debt. Interest expense on pay float swaps represents net interest expense on our interest rate and cross-currency swaps. Interest expense on pay float swaps decreased due to a significant decline in the 3-month LIBOR rate during the third quarter and first nine months of fiscal 2010 as compared to the same periods in fiscal 2009.  As a result, interest expense on debt, net of pay float swaps, was lower in the third quarter and first nine months of fiscal 2010.

We use pay fixed swaps executed on a portfolio basis to manage our interest rate risk arising from the mismatch between our fixed-rate U.S. dollar denominated receivables and floating rate obligations.  Pay fixed swaps have a weighted average life of approximately two to three years; this results in a pay fixed swaps portfolio that is constantly changing as new swaps are executed at different rates, and existing swaps mature. Interest on pay fixed swaps represents net interest on our pay fixed swaps portfolio where we pay a fixed rate and receive a floating rate based on 3-month LIBOR.  During the third quarter and first nine months of fiscal 2010 and fiscal 2009, 3-month LIBOR was generally lower compared to the fixed interest rates at which the swap contracts were executed, resulting in net interest expense in all periods. Based on the changes in the composition of our pay fixed swaps portfolio, the difference between the pay fixed rate and pay float rate was greater in the third quarter and first nine months of fiscal 2010 compared to the third quarter and first nine months of fiscal 2009.  This resulted in net interest expense of $352 million and $998 million in the third quarter and first nine months of fiscal 2010, respectively, compared to $134 million and $548 million in the third quarter and first nine months of fiscal 2009.

Ineffectiveness related to hedge accounting derivatives represents the net difference between the change in the fair value of the hedged debt and the change in the fair value of the associated derivative instrument. This amount also includes a credit valuation adjustment of $3 million gain and $17 million loss for the third quarter and first nine months of fiscal 2010, respectively, compared to $16 million gain and $6 million gain for the same periods in fiscal 2009.

Foreign currency transaction gain or loss relates to foreign currency denominated transactions for which hedge accounting has not been elected and for which we are required to revalue the foreign currency denominated transactions at each balance sheet date. We use currency swaps and forwards to economically hedge these foreign currency transactions.  During the third quarter of fiscal 2010, the U.S. dollar strengthened relative to certain other currencies in which our foreign currency transactions are denominated. This resulted in the recognition of gains in foreign currency transactions which are primarily debt, and losses in the fair value of currency swaps used to economically hedge these foreign currency transactions. During the first nine months of fiscal 2010, the U.S. dollar weakened relative to certain other currencies in which our foreign currency transactions are denominated.  This resulted in the recognition of losses in foreign currency transactions and gains in the fair value of currency swaps used to economically hedge these foreign currency transactions. During the first nine months of fiscal 2009, the U.S. dollar strengthened relative to certain other currencies in which our foreign currency transactions are denominated. This resulted in the recognition of gains in foreign currency transactions which are primarily debt, and losses in the fair value of currency swaps used to economically hedge these foreign currency transactions.

During the third quarter and first nine months of fiscal 2010, the losses on pay float swaps and gains on the pay fixed swaps designated as non-hedge accounting derivatives were due to relatively flat two year swap rates. During the third quarter of fiscal 2009, the gains on pay float swaps and losses on the pay fixed swaps designated as non-hedge accounting derivatives were due to a significant decrease in two year swap rates.

Insurance Operations – Fiscal 2010 compared to Fiscal 2009

The following table summarizes key results of our Insurance Operations (dollars in millions):

	Three months ended			Nine months ended
	December 31,		Percentage Change	December 31,		Percentage Change
	2009	2008		2009	2008
Agreements (units in thousands)
Issued	268	263	2%	889	1,009	(12%)
In force	5,214	5,157	1%	5,214	5,157	1%
Insurance earned premiums and contract revenues	$117	$104	13%	$349	$314	11%
Investment and other income	56	94	(40%)	129	126	2%
Gross revenues from insurance operations	$173	$198	(13%)	$478	$440	9%

Insurance losses and loss adjustment expenses	$51	$42	21%	$164	$143	15%

Insurance dealer back-end program expenses	$17	$20	(15%)	$52	$62	(16%)

Net income from insurance operations	$59	$78	(24%)	$141	$120	18%

Agreements issued increased by 5 thousand units during the third quarter and decreased 120 thousand units during the first nine months of fiscal 2010 compared to the same periods in fiscal 2009.  The decrease in the first nine months of fiscal 2010 was primarily due to the overall decrease in TMS vehicle sales.

Our insurance operations reported net income of $59 million and $141 million for the third quarter and first nine months of fiscal 2010, respectively, compared to $78 million and $120 million for the same periods in fiscal 2009.  The decrease in net income from insurance for the third quarter of fiscal 2010 compared to the same period in the prior year was primarily due to a decrease in investment income and an increase in insurance losses and loss adjustment expenses.  The increase in net income from insurance for the first nine months of fiscal 2010 compared to the same period in the prior year was primarily due to an increase in insurance earned premiums and contract revenues.

Our insurance operations reported insurance earned premiums and contract revenues of $117 million and $349 million for the third quarter and first nine months of fiscal 2010, respectively, compared to $104 million and $314 million for the same periods in fiscal 2009.  The increase in insurance earned premiums and contract revenues was primarily due to growth in the number of agreements in force in specific programs and higher average revenues per contract.

Our insurance operations reported investment and other income of $56 million and $129 million during the third quarter and first nine months of fiscal 2010, respectively, compared to investment and other income of $94 million and $126 million during the same periods in fiscal 2009.  Investment and other income for our insurance operations consist primarily of investment income on marketable securities.  The decrease in investment and other income for the third quarter of fiscal 2010 compared to the same period in the prior year was primarily due to lower interest and dividend income received this year.  The increase in investment and other income for the first nine months of fiscal 2010 compared to the same period in the prior year was primarily due to lower other-than-temporary impairment write-downs and higher net realized gains from the sale of securities this year.  Refer to “Investment and Other Income” below for a more detailed discussion on our consolidated investment portfolio.

We reported $51 million and $164 million of insurance losses and loss adjustment expenses during the third quarter and first nine months of fiscal 2010, respectively, compared to $42 million and $143 million during the same periods in fiscal 2009.  The increase in insurance losses and loss adjustment expenses primarily relates to an increase in frequency of claims paid and an increase in vehicle service and maintenance claims due to the increase in the number of agreements in force in specific programs.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on sales volume or underwriting performance.  The 15 percent and 16 percent decrease during the third quarter and first nine months of fiscal 2010, respectively, compared to the same periods in fiscal 2009 was primarily due to a decrease in agreements issued and a decrease in the federal funds rate used in the computation of certain payments.

Investment and Other Income

The following table summarizes the components of our consolidated investment and other income (dollars in millions):

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Interest and dividend income on marketable securities	$52	$86	$125	$134
Realized gains (losses) on marketable securities	5	(5)	-	(23)
Other income	9	30	46	71
Total investment and other income	$66	$111	$171	$182
1 Prior period amounts have been reclassified to conform to the current period presentation.

The decrease in interest and dividend income on marketable securities relates primarily to our insurance operations.  We reported net realized gains on marketable securities of $5 million for the third quarter of fiscal 2010 compared to net realized losses of $5 million in the same period of fiscal 2009.  We reported net realized losses of $23 million for the nine months ended in fiscal 2009.

We reported $9 million and $46 million of other income during the third quarter and first nine months of fiscal 2010, respectively, compared to $30 million and $71 million for the same periods in fiscal 2009, respectively.  The decrease in other income was primarily due to a decrease in interest income on cash held in excess of our funding needs.  This decrease was due to lower short term interest rates during the third quarter and first nine months of fiscal 2010 as compared to the same periods in fiscal 2009.  The decrease in other income was partially offset by an increase in estimated interest income from a future tax refund.
.
Provision for Credit Losses

During the first nine months of fiscal 2010, economic conditions in the United States remained weak.  Unemployment was high, home values depreciated and commodity prices fluctuated.  While there were signs of stabilization during fiscal 2010, the current economic environment continues to affect some of our customers.  Previous improvements in our purchasing practices have enhanced the credit quality of our portfolio.  These factors, combined with the strengthening of our collection efforts, have led to decreased levels of delinquency during the nine months ended December 31, 2009 compared to the same period in fiscal 2009.  We also experienced an improvement in loss severity per unit resulting from improvements in used vehicle values primarily due to lower used vehicle supply.  This positively affected charge-offs for the first nine months of fiscal 2010.  Net charge-offs as a percentage of average gross earning assets decreased from 1.28% at December 31, 2008 to 1.01% at December 31, 2009.  Our provision for credit losses of $334 million for the first nine months of fiscal 2010 was lower compared to $1,397 million for the same period in fiscal 2009.  Refer to “Financial Condition – Credit Risk” for further discussion.

Operating and Administrative Expenses

The following table summarizes our operating and administrative expenses (dollars in millions):

	Three months ended December 31,		Percentage	Nine months ended December 31,		Percentage
	2009	2008	Change	2009	2008	Change
Employee expenses	$89	$83	7%	$239	$261	(8%)
Operating expenses	86	92	(7%)	252	290	(13%)
Insurance dealer back-end program expenses	17	20	(15%)	52	62	(16%)
Total operating and administrative expenses	$192	$195	(2%)	$543	$613	(11%)

Total operating and administrative expenses decreased 2 percent and 11 percent during the third quarter and first nine months of fiscal 2010, respectively, compared to the same periods in fiscal 2009 due to organizational focus on reducing expenditures.  The decline in employee-related expenses for the first nine months of fiscal 2010 primarily reflects lower usage of contingent workers.

Operating expenses decreased in various areas, including technology expenditures and marketing incentives.  Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC.  Refer to Note 14 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on sales volume or underwriting performance.  Refer to Insurance Operations for further information on insurance dealer back-end program expenses.

Provision for Income Taxes

Our effective tax rate for the first nine months of fiscal 2010 was 39 percent, compared with 40 percent during the first nine months of fiscal 2009.  Our provision for income taxes was $248 million and $555 million for the third quarter and first nine months of fiscal 2010, respectively, compared to a benefit of $527 million and $251 million for the same periods in fiscal 2009.   This increase in provision is consistent with the increase in our income before tax for the third quarter and first nine months of fiscal 2010 compared to the third quarter and first nine months of fiscal 2009.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended December 31,		Percentage change	Nine months ended December 31,		Percentage change
	2009	2008		2009	2008
TMS new sales volume1 (units in thousands):	358	325	10%	1,106	1,283	(14%)

Vehicle financing volume2
New retail	126	150	(16%)	460	575	(20%)
Used retail	63	66	(5%)	220	242	(9%)
Lease	71	47	51%	171	208	(18%)
Total	260	263	(1%)	851	1,025	(17%)

TMS subvened vehicle financing volume (units included in the above table):
New retail	74	92	(20%)	238	263	(10%)
Used retail	8	16	(50%)	30	45	(33%)
Lease	60	40	50%	138	176	(22%)
Total	142	148	(4%)	406	484	(16%)

Market share3:
Retail	35.1%	45.9%		41.3%	44.2%
Lease	19.8%	14.4%		15.4%	16.1%
Total	54.9%	60.3%		56.7%	60.3%

1 Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 82% Toyota and 18% Lexus vehicles for the third quarter of fiscal 2010 and 85% Toyota and 15% Lexus vehicles for the first nine months of fiscal 2010.  TMS new sales volume is comprised of approximately 84% Toyota and 16% Lexus vehicles for the third quarter of fiscal 2009, and 86% Toyota and 14% Lexus vehicles for the first nine months of fiscal 2009.

2 Total financing volume is comprised of approximately 79% Toyota, 16% Lexus, and 5% non-Toyota/Lexus vehicles for the third quarter of fiscal 2010 and 80% Toyota, 15% Lexus, and 5% non-Toyota/Lexus vehicles for the first nine months of fiscal 2010. Total financing volume is comprised of approximately 79% Toyota, 16% Lexus, and 5% non-Toyota/Lexus vehicles for the third quarter of fiscal 2009 and approximately
  79% Toyota, 15% Lexus, and 6% non-Toyota/Lexus vehicles for the first nine months of fiscal 2009.

3 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding non-
  Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

Our total financing volume is acquired primarily from Toyota and Lexus vehicle dealers and is dependent upon TMS sales volume and subvention.  Although sales by TMS in the first nine months of 2010 declined 14% compared to the first nine months of fiscal 2009, much of the decline occurred during the first quarter of fiscal 2010.  Sales from TMS during the third quarter of fiscal 2010 increased 10% compared to the third quarter of fiscal 2009. This increase is attributable to increased marketing incentives and slightly improved consumer confidence.  As a result, our overall net earning assets balance at December 31, 2009 was higher than the balance at the end of the first and second quarters of fiscal 2010.  However, the overall decline in sales coupled with the decrease in the availability of TMS subvention in the first nine months of fiscal 2010 has affected our finance and insurance volumes.   As a result, we experienced a corresponding decline in overall net earning assets and financing revenues in the first nine months of fiscal 2010.

Our lease market share increased in the third quarter of fiscal 2010 due to an increase in the availability of TMS subvention, marketing incentives and changes in the interest rate environment.  This increase was more than offset by the decrease in our retail market share, attributable to decreased availability of TMS subvention on retail contracts during the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009.  As a result, our overall market share for the three months ended December 31, 2009 decreased as compared to the same period in the prior year.

Our overall market share for the nine months ended fiscal 2010 declined as compared with our market share for the same period of fiscal 2009.  Our retail market share decreased in the first nine months of fiscal 2010 due to decreased availability of TMS subvention on retail contracts and increased competition in the current year.  In addition, lease market share also declined, attributable to increased competition in fiscal 2010.  In fiscal 2009, competitors had scaled back their leasing programs in response to the market conditions in the U.S. economy.

The composition of our net earning assets is summarized below (dollars in millions):

	December 31, 2009	March 31, 2009	Percentage Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$44,201	$43,821	1%
Dealer financing, net	10,258	10,753	(5%)
Total finance receivables, net	54,459	54,574	(-%)
Investments in operating leases, net	16,971	17,980	(6%)
Net earning assets	$71,430	$72,554	(2%)

Dealer Financing (Number of dealers receiving vehicle wholesale financing)
Toyota and Lexus dealers2	954	920	4%
Vehicle dealers outside of the Toyota/Lexus dealer network	491	519	(5%)
Total number of dealers receiving vehicle wholesale financing	1,445	1,439	-%

Dealer inventory financed (units in thousands)	202	232	(13%)

1 Includes direct finance leases of $313 million and $354 million at December 31, 2009 and March 31, 2009, respectively.
2 Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

Retail Financing Volume and Finance Receivables

Our retail financing volume and market share decreased during the third quarter and first nine months of fiscal 2010 as compared to the same periods in fiscal 2009.  The decrease in the third quarter and first nine months of fiscal 2010 is attributable to the combination of decreased availability of TMS subvention on retail contracts and increased competition. The decrease in retail financing during the first nine months of fiscal 2010 is also due to a decline in overall TMS sales volume.  However, retail finance receivables were slightly higher at December 31, 2009 compared to March 31, 2009, as the volume of new vehicles financed exceeded portfolio liquidations during the third quarter.

Lease Financing Volume and Earning Assets

Our vehicle lease financing volume and our lease market share increased in the third quarter of fiscal 2010 compared to the same period in fiscal 2009.  The increase is due to increased TMS sponsored subvention for new lease vehicles, marketing incentives and changes in the interest rate environment.  Our lease financing volume and market share for the first nine months of fiscal 2010, however, decreased as a result of overall decreased TMS sales and TMS sponsored subvention.  Total lease earning assets, comprised of investments in operating leases, decreased from $18.0 billion at March 31, 2009 to $17.0 billion at December 31, 2009 primarily due to the overall decline in sales volume.

Dealer Financing

As of December 31, 2009, the number of dealer inventory units financed decreased by 13% compared to March 31, 2009.   The decline was driven primarily by decreased TMS sales volume and a corresponding decrease in inventory levels held by dealers.  The number of dealers receiving financing at December 31, 2009 was relatively consistent with the number of dealers at March 31, 2009.  Dealer financing earning assets decreased 5% to $10.3 billion at December 31, 2009 from $10.8 billion at March 31, 2009.

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

Depreciation on Operating Leases

	Three months ended December 31,		Percentage change	Nine months ended December 31,		Percentage change
	2009	2008		2009	2008
Depreciation on operating leases (dollars in millions)	$897	$1,078	(17%)	$2,626	$3,103	(15%)
Average operating lease units Outstanding (in thousands)	721	763	(6%)	720	745	(3%)

Depreciation expense on operating leases decreased to $897 million and $2,626 million for the third quarter and first nine months of fiscal 2010, respectively, compared to $1,078 million and $3,103 million for the same periods in fiscal 2009.  The average number of operating leases outstanding also decreased for those periods.  Depreciation expense was positively affected by improvements in used vehicle values,  driven primarily by lower used vehicle supply, a significant factor in our estimates of end of term market values on our leased vehicle portfolio.  Although used vehicle values have significantly improved since the end of fiscal 2009, it is uncertain whether the current level is sustainable primarily due to the continued uncertainty in the United States economy.

Credit Risk

Credit Loss Experience

During the third quarter and first nine months of fiscal 2010, economic conditions in the United States remained weak.  Unemployment was high, home values depreciated, and commodity prices fluctuated.  While there were signs of stabilization during fiscal 2010, these conditions continue to affect some of our customers’ ability to make their scheduled payments.  Previous improvements in our purchasing practices have enhanced the credit quality of our portfolio.  This, combined with the strengthening of our collection efforts, has led to decreased levels of delinquency during the nine months ended December 31, 2009 compared to the same period in fiscal 2009.  In addition, our level of net charge-offs for the first nine months of fiscal 2010 improved compared with the same period in the prior year.

	December 31, 2009	March 31, 2009	December 31, 2008
Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets1
Finance receivables2	0.75%	0.67%	0.94%
Operating leases2	0.65%	0.73%	0.91%
Total	0.73%	0.68%	0.93%

Frequency of occurrence as a percentage of outstanding contracts	2.88%	2.56%	2.40%
Average loss severity per unit	$8,417	$9,659	$9,496

Net charge-offs as a percentage of average gross earning assets3
Finance receivables	1.14%3	1.54%	1.43%3
Operating leases	0.59%3	0.86%	0.83%3
Total	1.01%3	1.37%	1.28%3

1 Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.
2 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
3 Net charge-off ratios have been annualized using nine month results for the nine month periods ending December 31, 2009 and
  2008.

The level of credit losses primarily reflects two factors: frequency of occurrence and loss severity.  Frequency of occurrence as a percentage of average outstanding contracts increased during the third quarter and first nine months of fiscal 2010, as compared to the same period in fiscal 2009.  The increase in frequency occurred due to the weakness in the U.S. economy, specifically the high unemployment and its impact on some of our customers’ ability to make their scheduled payments.

The increase in frequency, however, was more than offset by the decrease in loss severity per unit over the same period.  The improvement in loss severity during the first nine months of fiscal 2010 is primarily the result of improvements in used vehicle values which positively affected charge-offs for the first nine months of fiscal 2010.  Our level of net charge-offs for the first nine months of fiscal 2010 decreased compared with the same period in the prior year.  Net charge-offs as a percentage of average gross earning assets decreased from 1.28% at December 31, 2008 to 1.01% at December 31, 2009.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable losses resulting from the non-performance of our customers.  The determination of the allowance involves significant assumptions, complex analysis, and management judgment. The following table provides information related to our allowance for credit losses and credit loss experience for the three and nine months ended December 31, 2009 and 2008 (dollars in millions):

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Allowance for credit losses at beginning of period	$1,837	$1,048	$1,864	$729
Provision for credit losses	(5)	670	334	1,397
Charge-offs, net of recoveries (“net charge-offs”)1	(192)	(329)	(558)	(737)
Allowance for credit losses at end of period	$1,640	$1,389	$1,640	$1,389

1 Net of recoveries of $29 million and $95 million for the three and nine months ended December 31, 2009, respectively, and $23 million and
  $79 million for the three and nine months ended December 31, 2008, respectively.

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

Our allowance for credit losses increased 18% to $1,640 million at December 31, 2009 compared to $1,389 million at December 31, 2008.  When the economy was weakening in the United States, particularly during the third and fourth quarters of the fiscal year ended March 31, 2009, we substantially increased our estimates of credit losses to reflect higher delinquencies in the consumer portfolio and adverse trends in the macroeconomic environment.  The result of these increases is still reflected in our allowance for credit losses at December 31, 2009.

Despite the continuing weak economy and high unemployment in the United States, our levels of delinquency and severity have improved since December 31, 2008.  Previous improvements in our purchasing practices have enhanced the credit quality of our portfolio.  These factors, combined with the strengthening of our collection efforts, have led to decreased levels of delinquency during the nine months ended December 31, 2009 compared to the same period in fiscal 2009.  We also experienced lower loss severity due to improvements in used vehicle values during the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009, driven primarily by lower used vehicle supply.

The continued decrease in automobile sales during the first nine months of fiscal 2010 negatively affected the profitability of some of the dealers within our financing portfolio, increasing the likelihood of default for certain dealers.  We continue to focus on further developing sound risk management practices and credit loss strategies.  During fiscal 2010, we dedicated additional resources to more effectively manage high risk loans in our dealer portfolio.

As a result of all these factors, we reduced our allowance for credit losses by 11% in the third quarter of fiscal 2010 to $1,640 million from $1,837 million from the second quarter of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk arising from the inability to meet obligations when they come due.  Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in the event of adverse market conditions.  This capacity primarily arises from our ability to raise funds in the global capital markets as well as our ability to generate liquidity from our balance sheet.  This strategy has led us to develop a borrowing base that is diversified by market and geographic distribution, type of security, and investor type, among other factors.  Credit support provided by our indirect parent Toyota Financial Services Corporation (“TFSC”), and from Toyota Motor Corporation (“TMC”) to TFSC provides an additional source of liquidity to us, although we do not rely upon such credit support in our liquidity planning and capital and risk management.

The following table summarizes the outstanding components of our funding sources at carrying value (dollars in millions):

	December 31, 2009	March 31, 2009
Commercial paper1	$17,134	$18,027
Notes and loans payable2	50,186	55,053
Carrying value adjustment3	1,858	(97)
Total debt	$69,178	$72,983

1 Includes unamortized premium/discount
2 Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.
3
Represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

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

We do not rely on any single source of funding and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. Our funding volume is primarily based on expected net change in earning assets and debt maturities.  The declines in our financing volume and net earning assets reduced our funding needs and our debt balance during the nine months ended December 31, 2009.

The decline in our net earning assets, cash flows generated from our earning asset portfolio and pre-funding activities conducted during the quarter ended March 31, 2009 reduced term funding requirements for the nine months ended December 31, 2009.  This resulted in a higher balance for cash and cash equivalents and investments in marketable securities at March 31, 2009 compared to subsequent quarters.  In addition, much of the funding requirements for the first nine months of fiscal 2010 were met by the pre-funding activities conducted during the quarter ended March 31, 2009.  As the cash from those pre-funding activities was used to meet TMCC’s obligations during the nine months ended December 31, 2009, cash and cash equivalents declined significantly at December 31, 2009 as compared to March 31, 2009.

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $1.5 billion to $5.9 billion with an average balance of $4.1 billion for the nine months ended December 31, 2009.

 We maintain broad access to a variety of global markets and cost of funding has generally improved during the third quarter of fiscal 2010.  We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

The credit support arrangements provided by our parent also provide an additional source of liquidity to us, although it is not relied upon in our liquidity planning and capital and risk management strategies.  The credit support agreement between TMC and TFSC is not a guarantee by TMC of any securities or obligations of TFSC.  TMC’s obligations under the credit support agreement rank pari passu with its senior unsecured debt obligations.  The agreement is governed by, and construed in accordance with, the laws of Japan.  Refer to the Liquidity and Capital Resources section of our fiscal 2009 Form 10-K for additional information regarding the credit support agreement between TMC and TFSC and the credit support agreement between TFSC and TMCC.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $10.9 billion to $18.2 billion during the nine months ended December 31, 2009, with an average outstanding balance of $14.8 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer with short-term debt ratings of A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements.

Notes and Loans Payable

The following table summarizes the components of our notes and loans payable at par value (dollars in millions):

	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total notes and loans payable5
Balance at March 31, 20091	$17,507	$32,067	$4,071	$2,544	$56,189
Issuances during the nine months ended December 31, 2009	1,2262	3,4113	-	3,0364	7,673
Maturities and terminations during the nine months ended December 31, 2009	(9,418)	(4,275)	(438)	(260)	(14,391)
Balance at December 31, 20091	$9,315	$31,203	$3,633	$5,320	$49,471

Issuances during the one month ended January 31, 2010	$1,2002	$723	$-	$-	$1,272

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
2 MTNs and domestic bonds had terms to maturity ranging from approximately 1 year to 3 years, and had interest rates at the time of issuance ranging from 0.2 percent to 1.9 percent.
3 EMTNs were issued in U.S. and non-U.S. currencies, had terms to maturity ranging from approximately 2 years to 5 years, and had interest rates at the time of issuance ranging from 1.1 percent to 8.0 percent.
4 Primarily consists of long-term borrowings, all with terms to maturity from approximately 1 year to 5 years, and interest rates as of December 31, 2009 ranging from 0.1 percent to 1.2 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2009, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time was increased from €40 billion to €50 billion, or the equivalent in other currencies, of which €22.2 billion was available for issuance at January 31, 2010.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

In addition, we may issue other debt securities or enter into other unsecured financing arrangements through the international capital markets.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement

In March 2009, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon at December 31 and March 31, 2009.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon at December 31 and March 31, 2009.

Letters of Credit Facilities Agreement

In addition, TMCC has uncommitted letters of credit facilities totaling $5 million at December 31 and March 31, 2009.  Of the total credit facilities, $1 million of the uncommitted letters of credit facilities was issued and outstanding at December 31 and March 31, 2009.

Other Credit Agreements

TMCC has two additional bank credit facilities.  The first is a 364 day committed bank credit facility in the amount of JPY 100 billion (approximately $1.1 billion as of December 31, 2009) which was entered into in December 2009 to replace a similar facility which expired that month.  The second is a 364 day uncommitted bank credit facility in the amount of JPY 100 billion (approximately $1.1 billion as of December 31, 2009), which was entered into in December 2008 and extended in December 2009 for an additional 364 days.  Both of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  Neither of these facilities was drawn upon at December 31 and March 31, 2009.

We are in compliance with the covenants and conditions of the credit agreements described above.

Securitization

Securitization of retail finance receivables and closed-end consumer leases provides us with an alternative source of funding and investor diversification.  As of December 31, 2009, we owned approximately $44.2 billion of potentially securitizable retail finance receivables and $17.6 billion of closed-end consumer lease contracts.  We maintain a shelf-registration statement with the SEC which can be used to issue asset-backed securities secured by our retail finance contracts.  During the third quarter and first nine months of fiscal 2010, we did not execute any securitization transactions.  TMCC will continue to evaluate the market for asset-backed securities and consider its funding strategies in determining whether to employ securitization funding in the future.

Credit Ratings

As of February 5, 2010, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Commercial Paper	Senior Long-term Debt	Outlook
S&P	A-1+	AA1	Negative2
Moody’s	P-1	Aa1	Negative

1 Placed on CreditWatch with negative implications.
2 Represents a long-term outlook rating.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations may meet the definition of an “embedded derivative”.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes of the Consolidated Financial Statements in our fiscal 2009 Form 10-K, and in Note 8 – Derivatives, Hedging Activities and Interest Expense in this Form 10-Q for additional information.  Changes in the fair value of the bifurcated embedded derivative or the entire hybrid financial instrument are reported in interest expense in the Consolidated Statement of Income.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	December 31, 2009	March 31, 2009
Derivative assets	$3,346	$265
Less: Collateral held, net 1, 2, 3	2,533	96
Derivative assets, net of collateral	813	169
Less: Counterparty credit valuation adjustment	15	18
Derivative assets, net of collateral and credit adjustment	$798	$151
Embedded derivative assets	$6	$24

Derivative liabilities	$370	$1,262
Plus: Collateral (posted) held, net 1,2, 3	(5)	124
Derivative liabilities, net of collateral	365	1,386
Less: Our own non-performance credit valuation adjustment	4	69
Derivative liabilities, net of collateral and non-performance credit valuation adjustment	$361	$1,317
Embedded derivative liabilities	$36	$25

1  Represents cash received or deposited under reciprocal collateral arrangements that we have entered into with certain derivative counterparties. Refer to the “Counterparty Credit Risk” section for more details.
2 As of December 31, 2009, we held collateral of $2,537 million and posted collateral of $9 million.  We netted $4 million of collateral posted by a counterparty whose position shifted from a net liability to a net asset subsequent to the date collateral was transferred.  This resulted in net collateral held of $2,533 and net collateral posted of $5 million.

3 As of March 31, 2009, we held collateral of $515 million and posted collateral of $295 million.  We netted $419 million of collateral posted by a counterparty whose position shifted from a net asset to a net liability subsequent to the date collateral was transferred.  This resulted in net collateral held of $96 and net collateral held from counterparties in a net liability position of $124 million.

The increase in derivative assets and decrease in derivative liabilities as of December 31, 2009 compared to March 31, 2009, are primarily the result of the weakening of the U.S. dollar relative to certain other currencies in which our currency swaps are denominated.  Refer to the “Interest Expense” section above for further discussion.

Counterparty Credit Risk

We manage counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivatives counterparties to which we had credit exposure at December 31, 2009 were assigned investment grade ratings by a NRSRO.  In addition, we require counterparties that are or become rated BBB+ or lower to fully collateralize their net derivative exposures with us.  Our counterparty credit risk could be adversely affected by deterioration of the U.S. economy and financial distress in the banking industry.

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

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2009 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below (dollars in millions):

	December 31, 2009	March 31, 2009
Credit Rating
AAA	$92	$-
AA	322	92
A	399	77
Total net counterparty credit exposure	$813	$169

The increase in net counterparty credit exposure is directly correlated to the increase in our derivative assets at December 31, 2009 as compared to March 31, 2009.  This increase is primarily the result of the weakening of the U.S. dollar relative to certain other currencies in which our currency swaps are denominated.   Refer to the “Interest Expense” section above for further discussion.

At December 31, 2009, we recorded a credit valuation adjustment of $15 million related to non-performance risk of our counterparties and a credit valuation adjustment of $4 million on our own non-performance risk.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2009, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

During the third quarter of fiscal 2010, we implemented a new debt and derivative accounting system.  This system represents an improvement in our internal control over financial reporting as it automates some of the control processes that were previously performed manually.  Other than this system implementation, there have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that TMCC's post-repossession notice failed to comply with the Reese-Levering Automobile Sales Finance Act of California ("Reese-Levering").  An additional cross-complaint alleging a class action in the Superior Court of California San Francisco County, Aquilar and Smith v. Toyota Motor Credit Corporation, filed in February 2008, contains similar allegations claiming that TMCC's post-repossession notices failed to comply with Reese-Levering.  The plaintiffs are seeking injunctive relief, restitution and/or disgorgement, as well as damages in the Aquilar matter.  In May 2008, the Garcia and Aquilar cases (“Garcia Cases”) were consolidated in Stanislaus County as they present nearly identical questions of law and fact.  A complaint alleging a class action in the Superior Court of California San Diego County, McNess v. Toyota Motor Credit Corporation, filed in September 2008, contains similar allegations claiming that TMCC’s post-repossession notice failed to comply with Reese-Levering.  An additional complaint alleging a class action in the Superior Court of California, Los Angeles County, Smith v. Toyota Motor Credit Corporation, filed in December 2008, also contains similar allegations claiming that TMCC’s post repossession notice failed to comply with Reese-Levering.   The plaintiffs in the McNess and Smith cases are seeking injunctive relief and restitution.  The McNess and Smith cases were consolidated with the Garcia Cases in November 2008 and January 2009, respectively, as they present nearly identical questions of law and fact.  A First Amended Cross-Complaint and Complaint was subsequently filed in the Superior Court of California Stanislaus County in February 2009.  As the result of a mediation in January 2010, the parties agreed to settle all of the foregoing matters.  The proposed settlement, for which we have adequately reserved, is subject to final court approval.

ITEM 1A.   RISK FACTORS

In addition to the other information contained in this report and in our Annual Report on Form 10-K filed with the SEC on June 16, 2009, the following risks may affect us.  If any of these risks occur, our business, financial condition, or operating results could be adversely affected.

Recent Events Announced by Toyota Motor Sales Could Affect Our Business, Financial Condition and Operating Results

In January 2010, TMS announced a recall and a temporary suspension of sales and production of certain Toyota models.  Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, these events could negatively affect us.  A decrease in the level of sales, including as a result of the quality or perceived quality, safety or reliability of Toyota and Lexus vehicles, will have a negative impact on the level of our financing volume, insurance volume, earning assets and revenues.  The credit performance of our dealer and consumer lending portfolios may also be adversely impacted.  In addition, a decline in values of used Toyota and Lexus vehicles would have a negative effect on realized values and return rates, which, in turn, could increase depreciation expense and credit losses.  These factors would have a negative effect on our profitability and financial condition.

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

See Exhibit Index on page 78.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 5, 2010	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2010	By /S/ CHRIS BALLINGER

Chris Ballinger
Group Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1(a)	Articles of Incorporation filed with the California Secretary of State on October 4, 1982	(1)

3.1(b)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 24, 1984	(1)

3.1(c)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on January 25, 1985	(1)

3.1(d)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on September 6, 1985	(1)
3.1(e)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on February 28, 1986	(1)

3.1(f)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 3, 1986	(1)

3.1(g)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on March 9, 1987	(1)

3.1(h)	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 20, 1989	(2)

3.2	Bylaws as amended through December 8, 2000	(3)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(4)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(5)

__________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Registration Statement on Form S-1, File No. 33-22440.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-K for the year ended September 30, 1989, Commission File number 1-9961.
(3)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-Q for the three months ended December 31, 2000, Commission File number 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File No. 33-52359.
(5)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(6)

4.2	Amended and Restated Agency Agreement, dated September 18, 2009, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands), B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited, and The Bank of New York Mellon.	(7)

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