Form 10-K
period 2010-03-31
TOYOTA MOTOR CREDIT CORP
filed 2010-06-10
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Yes   ☒        No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes __          No ☒

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
Yes __     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   __                                                                                       Accelerated filer   __

Non-accelerated filer    ☒  (Do not check if a smaller reporting company)          Smaller reporting company  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __    No  ☒

As of May 31, 2010, the number of outstanding shares of capital stock, par value $0 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Documents incorporated by reference:       None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-K
For the fiscal year ended March 31, 2010

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

We provide a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers in the United States (excluding Hawaii) (the “U.S.”) and Puerto Rico.  Our products fall primarily into the following product categories:

▪
Retail Finance - We acquire a broad range of finance products including retail installment sales contracts (or retail contracts) in the U.S. and Puerto Rico and leasing contracts accounted for as either direct finance leases or operating leases (or lease contracts) from vehicle and industrial equipment dealers in the U.S.

▪
Dealer Finance – We provide wholesale financing (also referred to as floorplan financing), term loans, revolving lines of credit and real estate financing to vehicle and industrial equipment dealers in the U.S. and Puerto Rico.

▪
Insurance - Through a wholly-owned subsidiary, we provide marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers.  We also provide coverage and related administrative services to certain of our affiliates in the U.S.

We support growth in earning assets through funding obtained primarily in the global capital markets as well as funds provided by investing and operating activities.  Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our funding activities.

We primarily acquire and service retail contracts, lease contracts, and insurance contracts from vehicle dealers through 30 dealer sales and services offices (“DSSOs”) and three regional customer service centers (“CSCs”) located throughout the U.S. and from industrial equipment dealers through a corporate department located at our headquarters in Torrance, California.  The DSSOs primarily support vehicle dealer financing needs by providing services such as acquiring retail and lease contracts from vehicle dealers, financing inventories, and financing other dealer activities and requirements such as business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  The DSSOs also provide support for our insurance products sold in the U.S. and Puerto Rico.  The CSCs support customer account servicing functions such as collections, lease terminations, and administration of both retail contract customers and lease contract customer accounts.  The Central region CSC also supports insurance operations by providing customer service and handling claims processing.

Public Filings

Our filings with the Securities and Exchange Commission (“SEC”) may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our filings may also be found by accessing the SEC website (http://www.sec.gov).  The SEC website contains reports, registration statements, and other information regarding issuers that file electronically with the SEC.  A link to the SEC website is also contained on our website located at: www.toyotafinancial.com under “About Us, Investor Relations”.  We will make available, without charge, electronic or paper copies of our filings upon written request to:

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

Geographic Distribution of Operations

As of March 31, 2010, approximately 21 percent of vehicle retail contracts and lease assets were concentrated in California, 10 percent in Texas, 8 percent in New York and 6 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

FINANCE OPERATIONS

We acquire retail and lease contracts from, and provide financing and certain other financial products and services to, authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchised dealers and their customers in the U.S. and Puerto Rico. We also offer financing for various industrial and commercial products such as forklifts and light and medium-duty trucks.  Gross revenues related to transactions with industrial equipment dealers contributed 3 percent to total gross revenues in the fiscal years ended March 31, 2010 (“fiscal 2010”), 2009 (“fiscal 2009”) and 2008 (“fiscal 2008”).

The table below summarizes our financing revenues, net of depreciation by primary product.

	Years ended March 31,
	2010	2009	2008
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	26%	16%	23%
Retail1	67%	72%	64%
Dealer	7%	12%	13%
Financing revenues, net of depreciation	100%	100%	100%

1 Includes direct finance lease revenues.

Retail and Lease Financing

Pricing

We utilize a tiered pricing program for retail and lease contracts.  The program matches contract interest rates with customer risk as defined by credit bureau scores and other factors for a range of price and risk combinations.  Each application is assigned a credit tier.  Rates vary based on credit tier, term, and collateral, including whether a new or used vehicle is financed.  In addition, special rates may apply as a result of promotional activities.  We review and adjust interest rates based on competitive and economic factors and distribute the rates by tier, to our dealers.

Underwriting

We acquire new and used vehicle and industrial equipment retail and lease contracts primarily from Toyota and Lexus vehicle dealers and industrial equipment dealers.  Dealers transmit customer credit applications electronically through our online system for contract acquisition.  The customer may submit a credit application directly to our website, in which case, the credit application is sent to the dealer of the customers’ choice or to a dealer that is near the customers’ residence.  We use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Factors used by the credit scoring system (based on the applicant’s credit history) include the applicant’s ability to pay, debt ratios, employment status, and amount financed relative to the value of the vehicle.  Upon receipt of the credit application, our origination system automatically requests a credit bureau report from one of the major credit bureaus.

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

Credit analysts (located at the DSSOs) approve or reject all credit applications that do not qualify for auto-decisioning.  A credit analyst approves or rejects credit applications based on an evaluation that considers an applicant’s creditworthiness and projected ability to meet the monthly obligation, which is derived from the amount financed, the term, and the assigned contractual interest rate.  Our proprietary scoring system assists the credit analyst in the credit review process.

Completion of the financing process is dependent upon whether the transaction is a retail or lease contract.  For a retail contract transaction, we acquire the retail contract from vehicle dealers and obtain a security interest in the vehicle or industrial equipment.  For a lease contract, we acquire the lease contract and concurrently assume ownership of the leased vehicles or industrial equipment.  We view our lease arrangements, including our operating leases, as financing transactions as we do not re-lease the vehicle or equipment upon default or lease termination.

We regularly review and analyze our retail and lease contract portfolio to evaluate the effectiveness of our underwriting guidelines and purchasing criteria.  If external economic factors, credit loss or delinquency experience, market conditions or other factors change, we may adjust our underwriting guidelines and purchasing criteria in order to change the asset quality of our portfolio or to achieve other goals and objectives.

Subvention

In partnership with our affiliates Toyota Motor Sales, U.S.A., Inc. (“TMS”), Toyota Material Handling, U.S.A., Inc. (“TMHU”), and Hino Motor Sales, U.S.A., Inc. (“HINO”), we may offer special promotional rates, which we refer to as subvention programs.  These promotional rates are typically lower than our standard rates.  These affiliates pay us the majority of the difference between the standard rate and the promotional rate.  Amounts received in connection with these programs contribute to the amounts we require to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on our affiliates’ marketing strategies, economic conditions, and volume of vehicle sales.  Subvention payments received vary based on the mix of Toyota and Lexus vehicles and industrial equipment, and the timing of programs.  We defer the payments and recognize them over the life of the contract as a yield adjustment for retail contracts and as rental income for lease contracts.  A large portion of our retail and lease contracts is subvened.

Servicing

Our CSCs are responsible for servicing the vehicle retail and lease contracts.  A centralized department monitors bankruptcy administration, post-charge-off, and recovery.  A centralized collection department manages the remediation (if applicable) and liquidation of each retail installment sale and lease contract.   Our industrial equipment retail and lease contracts are serviced at a centralized facility.

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

We use an on-line collection and auto dialer system that prioritizes collections efforts, generates past due notices, and signals our collections personnel to make telephone contact with delinquent customers.  Collection efforts are based on behavioral scoring models (which analyze borrowers’ past payment performance, vehicle valuation and credit scores to predict future payment behavior).  We generally determine whether to commence repossession efforts after an account is 60 days past due. Repossessed vehicles are held in inventory to comply with statutory requirements and then sold at private auctions, unless public auctions are required by applicable law.  Any unpaid amounts remaining after sale or after full charge off are pursued by us to the extent practical and legally permissible.  Collections of deficiencies are administered at a centralized facility.  Our policy is to charge off a retail or lease contract as soon as disposition of the vehicle has been completed and sales proceeds have been received, but we may in some circumstances charge-off a retail or lease contract prior to repossession.  When repossession and disposition of the collateral has not been completed, our policy is to charge off as soon as we determine that the vehicle cannot be recovered, but not later than when the contract is 120 days contractually delinquent.  Prior to the fourth quarter of 2010, an account was considered contractually delinquent when it was 150 days past due.  Beginning with the fourth quarter of 2010, we changed our charge-off policy from 150 to 120 days past due.  This change resulted in an increase in charge-offs of $38 million for the quarter ended March 31, 2010.

We may, in accordance with our customary servicing procedures, offer rebates, waive any prepayment charge, late payment charge, or any other fees that may be collected in the ordinary course of servicing the retail installment sales and lease account.   In addition, we may defer a customer’s obligation to make a payment by extending the contract term.

Substantially all of our retail and lease contracts are non-recourse to the vehicle and industrial equipment dealers, which relieves the vehicle and industrial equipment dealers from financial responsibility in the event of repossession.

We may experience a higher risk of loss if customers fail to maintain required insurance coverage.  The terms of our retail contracts require customers to maintain physical damage insurance covering loss or damage to the financed vehicle or industrial equipment in an amount not less than the full value of the vehicle or equipment.  We currently do not monitor ongoing insurance compliance as part of our customary servicing procedures for retail accounts.  The terms of each receivable allow, but do not require, us to obtain any such coverage on behalf of the customer.  In accordance with our normal servicing procedures, we do not obtain insurance coverage on behalf of the customer.  Our vehicle lease contracts require lessees to maintain minimum liability insurance and physical damage insurance covering loss or damage to the leased vehicle in an amount not less than the full value of the vehicle.

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

In order to minimize losses at lease maturity, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on used vehicles and industrial equipment sold at lease termination.  We use various channels to sell vehicles returned at lease end and repossessed vehicles, including the Dealer Direct program (“Dealer Direct”) and physical auctions.

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

Wholesale Financing

We provide wholesale financing to vehicle and industrial equipment dealers for inventories of new and used Toyota, Lexus, and other vehicles and industrial equipment.  We acquire a security interest in vehicles financed at wholesale, which we perfect through UCC filings, and these financings may be backed by corporate or individual guarantees from, or on behalf of, participating vehicle and industrial equipment dealers, dealer groups, or dealer principals.  In the event of vehicle or industrial equipment dealer default under a wholesale loan arrangement, we have the right to liquidate assets in which we have a perfected security interest and to seek legal remedies pursuant to the wholesale loan agreement and any applicable guarantees.

TMCC and TMS have entered into a repurchase agreement pursuant to which TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC has also entered into similar agreements with TMHU, HINO, and other domestic and import manufacturers.  TMHU is the primary distributor of Toyota forklifts in the U.S., and HINO is the exclusive U.S. distributor of commercial trucks manufactured by Hino Motors Ltd. of Japan.

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

INSURANCE OPERATIONS

TMCC markets its insurance products through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly-owned subsidiary. TMIS and its insurance company subsidiaries’ principal activities include marketing, underwriting, and claims administration related to covering certain risks of Toyota, Lexus, and other domestic and import franchise dealers and their customers.  TMIS’ primary business consists of issuing vehicle service and maintenance contracts and guaranteed auto protection agreements sold to customers by or through Toyota and Lexus vehicle dealers, and certain other domestic or import vehicle dealers in the U.S.  TMIS also obtains a portion of vehicle service contract business by providing TMS contractual indemnity coverage on certified Toyota and Lexus pre-owned vehicles. TMIS also provides other coverage and related administrative services to certain of our affiliates.

Changes in the volume of vehicle sales, vehicle dealers’ utilization of programs offered by TMIS, or the level of coverage purchased by affiliates could materially impact the level of TMIS operations.  Gross revenues from insurance operations comprised 7 percent, 4 percent, and 6 percent of total gross revenues for fiscal 2010, 2009, and 2008, respectively.

Products and Services

Vehicle service agreements offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  Vehicle service agreement coverage is available on Toyota and Lexus vehicles and other domestic and import vehicles.  Certified pre-owned vehicle contracts offer coverage on Toyota and Lexus vehicles only.  TMIS provides prepaid maintenance programs covering Toyota, Lexus and certain other domestic and import vehicles.  Guaranteed auto protection insurance, or debt cancellation agreements, provides coverage for a lease or retail contract deficiency balance in the event of a total loss of the covered vehicle.

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

RELATIONSHIPS WITH AFFILIATES

Our business is substantially dependent upon the sale of Toyota and Lexus vehicles and our ability to offer competitive financing and insurance products in the U.S.  TMS is the primary distributor of Toyota and Lexus vehicles in the U.S.  Automobiles and light trucks sold by TMS totaled 1.8 million units during fiscal 2010 compared to 2.0 million units during fiscal 2009 and 2.6 million units during fiscal 2008.  Toyota and Lexus vehicles accounted for approximately 17 percent of all retail automobile and light duty truck unit sales volume in the U.S. during fiscal 2010 and fiscal 2009, compared to 16 percent during fiscal 2008.

Certain lease and retail installment sales programs we have offered on vehicles and industrial equipment are subvened by our affiliates.  TMS sponsors subvention programs on certain new and used Toyota and Lexus vehicles that result in reduced scheduled payments to qualified retail installment sales and lease customers.  Reduced scheduled payments on certain Toyota industrial equipment to qualified lease and retail installment sales customers are subvened by various affiliates.   The level of subvention program activity varies based on our affiliates’ marketing strategies, economic conditions, and volume of vehicle sales, while subvention payments received vary based on the mix of Toyota and Lexus vehicles and timing of programs.

TMCC and TMS are parties to a Shared Services Agreement which covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided between the companies.  TMCC and TMS are also parties to a Repurchase Agreement, which provides that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC is also a party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  TMCC and Toyota Financial Savings Bank (“TFSB”), a Nevada industrial loan company owned by TFSA, are parties to a master shared services agreement under which TMCC and TFSB provide certain services to each other.

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

Additionally, TFSC and TMCC are parties to conduit finance agreements pursuant to which TFSC acquires funds from lending institutions solely for the benefit of TMCC, and in turn, provides these funds to TMCC. At March 31, 2010, $4.1 billion was outstanding under these agreements.

TMIS provides administrative services and various levels and types of coverage to TMS, including the contractual indemnity coverage for TMS’ certified pre-owned vehicle program.  TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.

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

REGULATORY ENVIRONMENT

Our finance and insurance operations are regulated under both federal and state law.  We are governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth in Leasing Act, the Fair Credit Reporting Act, and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act.  The Equal Credit Opportunity Act is designed to prevent credit discrimination on the basis of certain protected classes and requires specified credit decisioning notices.  The Truth in Lending Act and the Truth in Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.  The Fair Credit Reporting Act imposes restrictions on our use of credit reports and the reporting of data to credit reporting agencies, credit decisioning notification requirements and identity theft prevention requirements. Federal privacy and data security laws place restrictions on our use and sharing of consumer data, impose privacy notice requirements, give consumers the right to opt out of certain uses and sharing of their data and impose safeguarding rules regarding the maintenance, storage, transmission and destruction of consumer data. Federal law also requires us to follow processes to help ensure that our customers, vendors and employees do not appear on lists produced by the Office of Foreign Assets Control. These lists name individuals, businesses and governments suspected of engaging in terrorist and other illegal activities.

Due to the current economic and political environment, we and other financial institutions face the prospect of increased regulation and regulatory scrutiny.  The financial services industry is likely to see increased disclosure obligations, restrictions on pricing and enforcement proceedings.  Congress is currently considering legislation that would create a consumer financial protection agency with extensive rulemaking and enforcement authority.  If this legislation is enacted, our consumer finance business would be subject to the agency’s regulation and oversight.

A majority of states (as well as Puerto Rico) have enacted legislation establishing licensing requirements to conduct financing and insurance activities.  Most states also impose limits on the maximum rate of finance charges.  In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on our operations in these states if we were unable to pass on increased interest costs to our customers.  Some state and federal laws impose rate and other restrictions on credit transactions with customers in active military status.

State laws also impose requirements and restrictions on us with respect to, among other matters, required credit application and finance and lease disclosures, late fees and other charges, the right to repossess a vehicle for failure to pay or other defaults under the retail or lease contract, other rights and remedies we may exercise in the event of a default under the retail or lease contract, privacy matters, and other consumer protection matters.

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

EMPLOYEE RELATIONS

At April 30, 2010, we had approximately 3,250 full-time employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

ITEM 1A.   RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact on our financial condition and operating results.

Recent events announced by TMS could affect our business, financial condition and operating results.

During the latter part of fiscal 2010 and in early fiscal 2011, TMS announced several recalls and temporary suspensions of sales and production of certain Toyota and Lexus models. Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, these events or similar future events could adversely impact our business. A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, will have a negative impact on the level of our financing volume, insurance volume, earning assets and revenues. The credit performance of our dealer and consumer lending portfolios may also be adversely affected. In addition, a decline in values of used Toyota and Lexus vehicles would have a negative effect on realized values and return rates, which, in turn, could increase depreciation expense and credit losses.  Further, TMCC and affiliated entities are subject to litigation relating to recall-related events.  In addition, certain of TMCC’s affiliated entities are subject to governmental investigations and fines relating to recall-related events.  These factors could have a negative effect on our operating results and financial condition.

General business and economic conditions may adversely affect our operating results and financial condition.

Our operating results and financial condition are affected by a variety of factors.  These factors include changes in the overall market for retail installment sales, leasing or dealer financing, rate of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rate of default by our customers, changes in the U.S. and international wholesale capital funding markets, the used vehicle market, levels of operating and administrative expenses (including, but not limited to, personnel costs) and technology costs, general economic conditions in the United States, inflation, and fiscal and monetary policies in the United States and other countries in which we issue debt.   Further, a significant and sustained increase in fuel prices could lead to diminished new and used vehicle purchases.  This could reduce the demand for automotive retail and wholesale financing.  In turn, lower used vehicle prices could affect charge-offs and depreciation on operating leases.

The recent period of economic slowdown and recession in the United States has resulted in increased unemployment rates and increased consumer and commercial bankruptcy filings. These conditions have negatively affected household incomes and may decrease the demand for our financing products, as well as increase our delinquencies and losses.  In addition, because our credit exposures are generally collateralized, the severity of losses can be particularly affected by the decline in used vehicle prices.   Vehicle and industrial equipment dealers have also been affected by the current economic slowdown, which in turn has increased the risk of default of certain dealers within our portfolio.

Elevated levels of market disruption and volatility could have a negative impact on our ability to access the global capital markets in a similar manner and at a similar cost as we have had in the past. These market conditions could also have an adverse effect on our business, financial condition and operating results by increasing our cost of funding and increasing the rates we charge to our customers and dealers, thereby affecting our competitive position.

Our operating results and financial condition are heavily dependent on the sales of Toyota and Lexus vehicles.

Our business is substantially dependent upon the sale of Toyota and Lexus vehicles and our ability to offer competitive financing and insurance products in the United States.  TMS is the primary distributor of Toyota and Lexus vehicles in the United States.  TMS also sponsors subvention programs offered by us in the United States on certain new and used Toyota and Lexus vehicles. The level of subvention varies based on TMS’ marketing strategies, economic conditions and volume of vehicle sales.  Changes in the volume of sales of such vehicles resulting from governmental action, changes in consumer demand, recalls, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, economic conditions, changes in the level of TMS sponsored subvention programs, increased competition, or changes in pricing of imported units due to currency fluctuations or other events would impact the level of our financing volume, insurance volume and results of operations.

Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements.

Our credit ratings depend, in large part, on the existence of the credit support arrangements with TFSC and TMC and on the financial condition and operating results of TMC.  If these arrangements (or replacement arrangements acceptable to the rating agencies) become unavailable to us, or if the credit ratings of the credit support providers were lowered, our credit ratings would be adversely impacted. The cost and availability of financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security or obligation.

On May 14, 2010, Standard & Poor’s Ratings Services (“S&P”) affirmed its AA long-term corporate credit and senior unsecured debt ratings of TMC and a number of related entities, including TMCC, and removed the ratings from CreditWatch.  The outlook on the long-term corporate credit rating is negative.  On April 22, 2010, Moody’s Investors Service (“Moody’s”) downgraded to Aa2 from Aa1 its senior unsecured long-term rating of TMC and its supported subsidiaries, including TMCC.  The ratings outlook is negative.  These agencies or any other credit rating agency which rates the credit of TMC and its affiliates, including TMCC, may qualify or alter such rating at any time.  Further downgrades or placement on review for possible downgrades could result in an increase in our borrowing costs as well as reduced access to global capital markets.  In addition, depending on the level of the downgrade, we may be required to post an increased amount of cash collateral under certain of our derivative agreements.  These factors would have a negative impact on our competitive position, operating results and financial condition.

A decrease in the residual values of our off-lease vehicles could negatively affect our operating results and financial condition.

We are exposed to risk of loss on the disposition of leased vehicles and industrial equipment to the extent that sales proceeds realized upon the sale of returned lease assets are not sufficient to cover the residual value that was estimated at lease inception.  To the extent the actual residual value of the vehicle, as reflected in the sales proceeds received upon remarketing, is less than the expected residual value for the vehicle at lease inception, we incur a loss at vehicle disposal which is recorded as depreciation expense.  Among other factors, local, regional and national economic conditions, new vehicle pricing, new vehicle incentive programs, new vehicle sales, the actual or perceived quality, safety or reliability of vehicles, future plans for new Toyota and Lexus product introductions, competitive actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, and fuel prices heavily influence used vehicle prices and thus the actual residual value of off-lease vehicles.  Differences between the actual residual values realized on leased vehicles and our estimates of such values at lease inception could have a negative impact on our operating results and financial condition, due to our recognition of higher-than-anticipated losses recorded as depreciation expense in the Consolidated Statement of Income.

We are exposed to customer and dealer credit risk, which could negatively affect our operating results and financial condition.

Credit risk is the risk of loss arising from the failure of a customer or dealer to meet the terms of any contract with us or otherwise fail to perform as agreed.  The level of credit risk in our retail installment sales and lease portfolios is influenced primarily by two factors: the total number of contracts that experience default (“default frequency”) and the amount of loss per occurrence (“loss severity”), which in turn are influenced by various economic factors, the used vehicle market, purchase quality mix, contract term length, and operational changes as discussed below.

The level of credit risk in our dealer financing portfolio is influenced primarily by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and other economic factors.  The financial strength of dealers within our portfolio is influenced by general macroeconomic conditions, the overall demand for new and used vehicles and the financial condition of automotive manufacturers, among other factors.   An increase in credit risk would increase our provision for credit losses, which would have a negative impact on our operating results and financial condition.

The economic conditions in the United States have increased the risk that a customer or dealer may not meet the terms of a finance contract with us or may otherwise fail to perform as agreed.  The slowdown in the economic environment, evidenced by, among other things, unemployment, underemployment, and consumer bankruptcy filings, may affect some of our customers’ ability to make their scheduled payments. There can be no assurance that our monitoring of credit risk and our efforts to mitigate credit risk are or will be sufficient to prevent an adverse effect on our operating results and financial condition.

A disruption in our funding sources and access to the capital markets would have an adverse effect on our liquidity.

Liquidity risk is the risk arising from our ability to meet obligations when they come due in a timely manner.  Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in the event of adverse market conditions.   An inability to meet obligations when they come due in a timely manner would have a negative impact on our ability to refinance maturing debt and fund new asset growth and would have an adverse effect on our operating results and financial condition.

Our operating results and financial condition may decrease because of changes in market interest rates.

Market risk is the risk that changes in market interest rates or prices will negatively affect our income and capital.  The effect of an increase in market interest rates on our cost of capital could have an adverse effect on our business, financial condition and operating results by increasing the rates we charge to our customers and dealers, thereby affecting our competitive position.  Market risk also includes the risk that securities in our investment portfolio could lose value, resulting in losses realized upon sale of the securities or unrealized losses recorded in equity.

A failure or interruption in our operations could adversely affect our operating results and financial condition.

Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes, systems or internal controls, theft, fraud or natural disaster.  Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements.  These events can potentially result in financial losses or other damage to us, including damage to our reputation.

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

In addition, we rely on a framework of internal controls designed to provide a sound and well-controlled operating environment. Due to the complexity of our business and the challenges inherent in implementing control structures across large organizations, control issues could be identified in the future that could have a material effect on our operations.

The failure or commercial soundness of financial institutions on which we rely as counterparties may expose us to risk of loss in our hedging transactions.

Counterparty credit risk is the risk that a counterparty may fail to perform on its contractual obligations.  Our ability to engage in routine debt and derivatives transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial institutions are interrelated as a result of trading, clearing, lending and other relationships.  We are subject to the risk that we may not be able to draw down sufficient funds from our credit facilities, if needed, due to the financial condition of some or all of our lenders.  We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including derivative contracts.  Many of these transactions expose us to credit risk in the event of default of our counterparty.  There is no assurance that any such losses would not materially and adversely affect our operating results or financial condition.

If we are unable to compete successfully or if competition increases in the businesses in which we operate, our operating results could be negatively affected.

We operate in a highly competitive environment.  Increases in competitive pressures could have an adverse impact on our contract volume, market share, revenues, and margins.  Further, the financial condition and viability of our competitors and peers may have an impact on the financial services industry in which we operate, resulting in changes in the demand for our products and services.    This could have an adverse impact on our operating results and the volume of our business.

Our insurance subsidiary could suffer losses if its reserves are insufficient to absorb actual losses.

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

A reinsurer’s failure or inability to pay could result in losses to our insurance subsidiary.

Reinsurance credit risk is the risk that a reinsurer providing reinsurance coverage to our insurance subsidiary will be unable to meet its obligations under the agreement.  The failure of a reinsurer to meet its obligations could result in losses to our insurance subsidiary.

The regulatory environment in which we operate could have a material adverse effect on our business and operating results.

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

Due to the current economic and political environment, we and other financial institutions face the prospect of increased regulation and regulatory scrutiny.  The financial services industry is likely to see increased disclosure obligations, restrictions on pricing and enforcement proceedings.  Congress is currently considering legislation that would create a consumer financial protection agency with extensive rulemaking and enforcement authority.  If this legislation is enacted, our consumer finance business would be subject to the agency’s regulation and oversight.

Compliance with applicable law is costly and can affect operating results. Compliance requires forms, processes, procedures, controls and the infrastructure to support these requirements. Compliance may create operational constraints and place limits on pricing. Laws in the financial services industry are designed primarily for the protection of consumers.  The failure to comply could result in significant statutory civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses and damage to our reputation, brand and valued customer relationships.

Adverse economic conditions or changes in laws in states in which we have customer concentrations may negatively affect our operating results and financial condition.

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

Field operations for both finance and insurance are located in three CSCs, three regional management offices, and 30 DSSOs in cities throughout the U.S.  Two of the DSSOs share premises with the regional customer services centers.  All three of the regional management offices share premises with DSSO offices.  The Central region CSC is located in Cedar Rapids, Iowa, and is leased from TMS.  The Western region CSC is located in Chandler, Arizona.  The Eastern region CSC is located in Owings Mills, Maryland.  We also have an office in Puerto Rico.  All premises are occupied under lease.

We believe that our properties are suitable to meet the requirements of our business.

ITEM 3.   LEGAL PROCEEDINGS

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts accrued for these claims; however, we cannot estimate the losses or ranges of losses for proceedings where there is only a reasonable possibility that a loss may be incurred.  We believe, based on currently available information and established accruals, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending in part, upon the operating results for such period.

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that TMCC's post-repossession notice failed to comply with the Rees-Levering Automobile Sales Finance Act of California ("Rees-Levering").  Three additional putative class action complaints or cross-complaints were filed making similar allegations that TMCC’s post-repossession notice failed to comply with Rees-Levering.  The cases were coordinated in the California Superior Court, Stanislaus County and a Second Amended Consolidated Cross-Complaint and Complaint was subsequently filed in March 2009.  The Second Amended Consolidated Cross-Complaint and Complaint seeks injunctive relief, restitution, disgorgement and other equitable relief under California's Unfair Competition Law.  As a result of a mediation in January 2010, the parties agreed to settle all of the foregoing matters. The proposed settlement, for which we have adequately accrued, is subject to preliminary and final court approval.  A fourth case was recently filed.  We have requested the court to include this case in the settlement, but the court has not yet ruled on the request.

Recall-related Class Actions

As a result of the TMS recall-related events described under Item 1A. “Risk Factors—Recent events announced by TMS could affect our business, financial condition and operating results,” TMCC and certain affiliates are named as defendants in several lawsuits purporting to seek class action status.

TMCC and certain affiliates are named as defendants in ten putative class actions in which plaintiffs allege they purchased or leased Toyota or Lexus vehicles that allegedly share a common design that allow the vehicles to experience sudden unintended acceleration and/or braking defects.  On April 9, 2010, the cases were consolidated into a multidistrict litigation, In Re:  Toyota Motor Corp. Unintended Acceleration Marketing, Sales Practices, and Products Liability Litigation, and transferred to the Central District of California.  Plaintiffs seek compensatory and punitive damages, reformation of their lease and finance contracts and the cessation of payment collection on leases and finance contracts from owners of defective vehicles.  On March 12, 2010, the Orange County District Attorney filed a similar suit in the California Superior Court in Orange County and seeks an injunction and statutory penalties.

TMCC and certain affiliates are also defendants in a putative bondholder class action lawsuit, Harel Pia Mutual Fund vs. Toyota Motor Corp., et al., filed in the Central District of California on April 8, 2010, alleging violations of federal securities laws.  Plaintiffs allege defendants failed to disclose that there was a major design defect in Toyota’s acceleration system, and seek damages based upon losses incurred in connection with the purchase of TMCC bonds.

We believe we have meritorious defenses to these claims and intend to defend them vigorously.

ITEM 4.   (Removed and Reserved)

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TMCC is a wholly-owned subsidiary of TFSA, and accordingly, all shares of TMCC’s stock are owned by TFSA.  There is no market for TMCC's stock.

Dividends are declared and paid by TMCC as determined by its Board of Directors.  In fiscal 2010, TMCC declared and paid a $50 million cash dividend to TFSA.  No dividends were declared or paid during fiscal 2009 or 2008.

ITEM 6.   SELECTED FINANCIAL DATA

	Fiscal years ended March 31,
	2010	2009	2008	2007	2006
	(Dollars in millions)
INCOME STATEMENT DATA
Financing revenues:
Operating lease	$4,739	$4,925	$4,433	$3,624	$2,726
Retail	3,086	3,317	3,112	2,539	2,053
Dealer	338	558	647	547	402
Total financing revenues	8,163	8,800	8,192	6,710	5,181

Depreciation on operating leases	3,564	4,176	3,299	2,673	2,027
Interest expense	2,023	2,956	4,151	2,662	1,561
Net financing revenues	2,576	1,668	742	1,375	1,593

Insurance earned premiums and contract revenues	452	421	385	334	288
Investment and other income, net	228	11	301	252	116
Net financing revenues and other revenues	3,256	2,100	1,428	1,961	1,997

Expenses:
Provision for credit losses	604	2,160	809	410	305
Operating and administrative	760	799	841	758	712
Insurance losses and loss adjustment expenses	213	193	158	126	115
Total expenses	1,577	3,152	1,808	1,294	1,132
Income (loss) before income taxes	1,679	(1,052)	(380)	667	865
Provision for (benefit from) income taxes	616	(429)	(157)	233	321
Net income (loss)	$1,063	($623)	($223)	$434	$544

	As of March 31,
	2010	2009	2008	2007	2006
	(Dollars in millions)
BALANCE SHEET DATA

Finance receivables, net	$55,087	$54,574	$55,481	$47,862	$42,022
Investments in operating leases, net	$17,151	$17,980	$18,656	$16,493	$12,869
Total assets	$81,193	$83,679	$80,398	$69,380	$58,261
Debt	$69,179	$72,983	$68,266	$58,596	$48,767
Capital stock	$915	$915	$915	$915	$915
Retained earnings1	$4,253	$3,240	$3,865	$4,064	$3,784
Total shareholder's equity	$5,273	$4,093	$4,780	$5,031	$4,759

1 Our Board of Directors declared and paid cash dividends of $50 million, $130 million and $115 million to TFSA during fiscal 2010, 2007 and fiscal 2006, respectively.  No dividends were declared or paid in any other period presented.

	As of and for the years ended March 31,
	2010	2009	2008	2007	2006
KEY FINANCIAL DATA

Ratio of earnings to fixed charges	1.83	(A)	(A)	1.25	1.55
Debt to equity	13.1	17.8	14.3	11.7	10.3
Return on assets	1.29%	(0.76%)	(0.30%)	0.68%	1.00%
Allowance for credit losses as a percentage of gross earning assets1	2.31%	2.51%	0.97%	0.85%	0.96%
Net charge-offs as a percentage of average gross earning assets2	1.03%	1.37%	0.91%	0.64%	0.54%
Over-60 day delinquencies as a percentage of gross earning assets3	0.44%	0.68%	0.59%	0.46%	0.43%

1 Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.  This change would not have changed our allowance for credit losses as a percentage of gross earning assets during the fiscal years 2009, 2008 and 2007.  In fiscal
   2006, this change would have increased our allowance for credit losses as a percentage of gross earning assets to 1.00 percent.
2 The change in accounting policy mentioned above would have resulted in net charge-offs as a percentage of average gross earning assets of 1.46 percent, 0.97 percent, 0.68 percent and 0.57 percent for fiscal 2009, 2008, 2007 and 2006, respectively.
3 The change in accounting policy mentioned above would have resulted in over 60 day delinquencies as a percentage of gross earning assets of 0.60 percent, 0.54 percent, 0.42 percent and 0.40 percent for fiscal 2009, 2008, 2007 and 2006, respectively.

(A)  Due to our losses in fiscal years 2009 and 2008, the ratio coverage was less than one to one.  We would have been required to generate additional earnings equal to pre-tax loss to achieve a coverage ratio of one to one in those fiscal years.

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

OVERVIEW

Key Performance Indicators and Factors Affecting Our Business

We generate revenue, income, and cash flows by providing retail financing, dealer financing, and certain other financial products and services to vehicle and industrial equipment dealers and their customers.  We measure the performance of our finance operations using the following metrics: financing volume, market share, financial leverage, financing margins and loss metrics.

We also generate revenue through marketing, underwriting, and administering insurance agreements related to covering certain risks of vehicle dealers and their customers.  We measure the performance of our insurance operations using the following metrics: agreement volume, number of agreements in force, loss metrics, and investment income.

Our financial results are affected by a variety of economic and industry factors, including but not limited to, new and used vehicle markets, the level of Toyota and Lexus sales, new vehicle incentives, consumer behavior, the level of employment, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, the financial health of our dealers, and the level of competitive pressure.  Changes in these factors can influence the demand for new and used vehicles, the number of contracts that default and the loss per occurrence, the inability to realize originally estimated contractual residual values on our lease earning assets, and our gross margins on financing volume.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets and prevailing interest rates, which may affect our ability to obtain cost effective funding to support earning asset growth.

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

Exceptional Customer Service: Our relationship with Toyota and Lexus vehicle dealers and industrial equipment dealers and their customers offer a competitive advantage for us.  We seek to provide exceptional service to dealers and their customers by focusing our DSSO network and resources on encouraging the dealerships to continuously improve the quality of service provided by their finance and insurance representatives in order to increase customer loyalty to their dealerships and the Toyota and Lexus brands.  By providing consistent and reliable support, training, and resources to our dealer network, we continue to develop and improve our dealer relationships.  In addition to marketing programs targeted towards the retention of customers, we work closely with TMS, TMHU and HINO to offer special retail, lease, dealer financing, and insurance programs.  We also focus on improving the quality of service provided to existing retail, lease, and insurance customers through our CSCs.

Risk Based Pricing:  We price and structure our retail and lease contracts to compensate us for the credit risk we assume.  The objective of this strategy is to maximize operating results and better match contract rates with a broad range of risk levels.  In order to achieve this objective, we evaluate our existing portfolio to identify key opportunities to target and expand volume.  We deliver timely strategic information to DSSOs and dealerships to assist them in benefiting from market opportunities.  We continuously strive to refine our strategy and methodology for risk based pricing.

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

Fiscal 2010 Operating Environment

During the fiscal year ended March 31, 2010 (“fiscal 2010”), economic conditions in the United States remained weak, with high unemployment, depreciated home values and fluctuations in commodity prices.  While these conditions continue to affect some of our customers and have dampened automobile sales, there have been some signs of stabilization in the economy.  Consumer confidence improved and the manufacturing sector grew in the latter part of fiscal 2010.  In addition, government programs and increased vehicle incentives had a positive impact on automobile sales in the second and fourth quarter of fiscal 2010, respectively.

During the latter part of fiscal 2010 and in early fiscal 2011, Toyota Motor Sales, U.S.A., Inc. (“TMS”) announced several recalls and temporary sales and production suspensions of certain Toyota and Lexus vehicle models.  Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, these events could adversely impact our business.  A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, could have a negative impact on the level of our financing volume, insurance volume, earning assets and revenues.  The credit performance of our dealer and consumer lending portfolios may also be adversely affected.  In addition, a decline in values of used Toyota and Lexus vehicles would have a negative effect on realized values and return rates, which, in turn, could increase depreciation expense and credit losses.  In response to these recent events, we implemented programs to assist customers and dealers beginning in the fourth quarter of fiscal 2010.  We also considered these factors in establishing our allowance for credit loss and depreciation on operating leases at March 31, 2010.  Other than these areas, the TMS recall-related events did not significantly affect our operating results in fiscal 2010.

We achieved consolidated net income in fiscal 2010 compared to a net loss in fiscal 2009.  Net income was $1,063 million for fiscal 2010 compared with a net loss of $623 million for fiscal 2009.  Our favorable results in fiscal 2010 as compared to fiscal 2009 were primarily due to decreases in our provision for credit losses and interest expense.  Interest expense was lower during fiscal 2010 compared to fiscal 2009 due to a combination of the effect of lower interest rates on our debt and derivatives portfolio, lower outstanding debt balances, and favorable mark-to-market adjustments on our derivatives used to manage interest rate risk.  We also reported lower depreciation on our operating leases due to improvements in used vehicle values driven primarily by lower used vehicle supply.   These results were partially offset by a decrease in total financing revenues.

Sales of Toyota and Lexus vehicles were negatively affected in fiscal 2010 primarily by the challenging economic conditions.  Vehicle sales by TMS in fiscal 2010 declined 10 percent compared to fiscal 2009.  Although TMS vehicle sales declined in fiscal 2010, much of the decline occurred during the first quarter.  In the first quarter of fiscal 2010, the sales decline, coupled with the decrease in availability of TMS subvention, affected our finance and insurance volumes and market share.  Despite the sluggish first quarter, TMS sales improved during the latter part of fiscal 2010.  The increase in sales in the latter part of fiscal 2010 is attributable to increased vehicle incentives.  Our overall net earning assets balance at March 31, 2010 was higher than the balance at the end of the first three quarters of fiscal 2010.

The global capital markets in fiscal 2010 showed signs of improvement as compared to fiscal 2009.  From a funding perspective, the market generally stabilized and the extreme volatility and widening credit spreads experienced during fiscal 2009 have lessened.  While challenges remain, there were improvements in market access and narrowing of credit spreads during the latter part of fiscal 2010.  During fiscal 2010, we continued to maintain broad access to a variety of global markets and continued to issue both commercial paper and unsecured term debt, as well as enter into unsecured term loans.  In addition, to further diversify our funding sources, we re-entered the asset-backed securitization markets in the fourth quarter of fiscal 2010.

Despite the challenging economic conditions and the high unemployment in the United States, our levels of delinquency and credit loss severity improved during fiscal 2010.  While there were signs of stabilization during the latter part of fiscal 2010, including an increase in gross domestic product and a slowdown in the deterioration of unemployment, the economic environment continued to affect some of our customers’ ability to make their scheduled payments.  We have continued to introduce enhancements in our purchasing practices which have improved the overall credit quality of our retail portfolio.  The enhancements, combined with the strengthening of our collection efforts, led to decreased levels of delinquency and net charge-offs during fiscal 2010 compared to fiscal 2009.   In addition, conditions in the used vehicle market improved due to lower used vehicle supply during fiscal 2010.  As a result, our provision for credit losses of $604 million for fiscal 2010, which included our consideration of the TMS recall-related events, was significantly lower than the provision of $2,160 million for fiscal 2009.  Depreciation expense on operating leases was also positively affected by improvement in used vehicle values.

We continue to focus on further developing sound risk management practices and credit loss strategies.  During fiscal 2010, we dedicated additional resources to manage high risk loans more effectively in our dealer portfolio.  On an ongoing basis, we review our purchasing practices and remain focused on leveraging technology to improve our collection capabilities.

We also continue to focus on our cost structure, improve our business practices, and reduce our operating and administrative expenses.  Operating expenses declined by 5 percent during fiscal 2010 compared to fiscal 2009, primarily in the areas of technology and marketing expenditures.

RESULTS OF OPERATIONS
	Years ended March 31,
	2010	2009	2008
	(Dollars in millions)
Net income (loss):
Finance operations	$886	($678)	($378)
Insurance operations	177	55	155
Total net income (loss)	$1,063	($623)	($223)

Fiscal 2010 Compared to Fiscal 2009

We achieved consolidated net income of $1,063 million in fiscal 2010, compared to a net loss of $623 million in fiscal 2009. Our favorable results in fiscal 2010 as compared to fiscal 2009 were primarily attributable to decreases in our provision for credit losses and interest expense.  We also reported lower depreciation on our operating leases due to improvements in used vehicle values driven primarily by lower used vehicle supply.   These results were partially offset by a decrease in total financing revenues.

Our finance operations reported net income of $886 million during fiscal 2010, compared to a net loss of $678 million during fiscal 2009.  Results were favorable due to decreases in our provision for credit losses and interest expense.  Despite the challenging economic conditions and high unemployment in the United States, our levels of delinquency and credit loss severity have improved since March 31, 2009.  We have continued to introduce enhancements in our purchasing practices which have improved the overall credit quality of our retail portfolio in fiscal 2010.  The enhancements, combined with the strengthening of our collection efforts, led to decreased levels of delinquency and net charge-offs during fiscal 2010 compared to fiscal 2009.  In addition, conditions in the used vehicle market improved due to lower used vehicle supply during fiscal 2010.  As a result, our provision for credit losses of $604 million for fiscal 2010, which included our consideration of the TMS recall-related events, was significantly lower than the provision of $2,160 million for fiscal 2009.  Our results in fiscal 2010 were also favorably impacted by a decrease in our interest expense.  Interest expense was lower in fiscal 2010 due to lower interest rates on our debt and derivatives portfolio, lower outstanding debt balances, and favorable mark-to-market adjustments on our derivatives used to manage interest rate risk.

Our insurance operations reported net income of $177 million during fiscal 2010, compared to $55 million during fiscal 2009. The increase in net income for fiscal 2010 compared to fiscal 2009 was primarily attributable to an increase in investment income due to lower other-than-temporary impairment write-downs and higher net realized gains from the sale of securities.  In addition, insurance earned premiums and contract revenues were higher in fiscal 2010 compared to fiscal 2009 due to the overall growth in the number of agreements in force and higher average revenues per contract.

Our overall capital position increased by $1.2 billion, bringing total shareholder’s equity to $5.3 billion at March 31, 2010, compared to $4.1 billion at March 31, 2009.  Our debt decreased to $69.2 billion at March 31, 2010 from $73.0 billion at March 31, 2009.  As a result of these factors, our debt-to-equity ratio improved to 13.1 at March 31, 2010 from 17.8 at March 31, 2009.

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

Our finance operations reported a net loss of $678 million for fiscal 2009 compared to a net loss of $378 million for fiscal 2008.  Results were adversely impacted by the increases in the provision for credit losses, net charge-offs and higher depreciation on operating leases resulting primarily from the effect of the weakened U.S. economy, partially offset by a decrease in interest expense.

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

Finance Operations

Fiscal 2010 compared to Fiscal 2009

	Years ended March 31,			Percentage change
	2010	20091	20081	2010 to 2009	2009 to 2008
	(Dollars in millions)
Financing revenues:
Operating lease	$4,739	$4,925	$4,433	(4%)	11%
Retail2	3,086	3,317	3,112	(7%)	7%
Dealer	320	532	626	(40%)	(15%)
Total financing revenues	8,145	8,774	8,171	(7%)	7%

Depreciation on operating leases	3,564	4,176	3,299	(15%)	27%
Interest expense	2,029	2,963	4,163	(32%)	(29%)
Net financing margin	$2,552	$1,635	$709	56%	131%
Provision for credit losses	604	2,160	809	(72%)	167%
Net income (loss) from finance operations	$886	($678)	($378)	231%	(79%)

1 Prior period amounts have been reclassified to conform to the current period presentation.
2 Includes direct finance lease revenues.

Our finance operations reported net income of $886 million during fiscal 2010 compared to a net loss of $678 million during fiscal 2009.  Results were favorable due to decreases in our provision for credit losses and interest expense.  Our provision for credit losses was 72 percent lower in fiscal 2010 compared with fiscal 2009.  Despite the challenging economic conditions and high unemployment in the United States, our levels of delinquency and credit loss severity have improved since March 31, 2009.  We have continued to introduce enhancements in our purchasing practices which have improved the credit quality of our retail portfolio in fiscal 2010.  The enhancements, combined with the strengthening of our collection efforts, led to decreased levels of delinquency and net charge-offs during fiscal 2010 compared to fiscal 2009.  In addition, conditions in the used vehicle market improved due to lower used vehicle supply during fiscal 2010.  As a result, our provision for credit losses of $604 million for fiscal 2010, which included our consideration of the TMS recall-related events, was significantly lower than the provision of $2,160 million for fiscal 2009.  Our interest expense was 32 percent lower during fiscal 2010 compared to fiscal 2009 due to a combination of the effect of lower interest rates on our debt and derivatives portfolio, lower outstanding debt balances, and favorable mark-to-market adjustments on our derivatives used to manage interest rate risk.

Financing Revenues

Total financing revenues decreased 7 percent during fiscal 2010 compared to fiscal 2009 as follows:

•	Operating lease revenues decreased 4 percent, due to lower average earning asset balances.

•	Retail contract revenues decreased 7 percent, primarily due to lower average earning balances and a decrease in our portfolio yields.

•	Dealer financing revenues decreased 40 percent, primarily due to lower yields and lower average earning balances.

Our total finance receivables portfolio yield was 6.2 percent and 6.6 percent during fiscal 2010 and fiscal 2009, respectively.

Depreciation on Operating Leases

Depreciation on operating leases decreased 15 percent during fiscal 2010 compared to fiscal 2009.  Improvements in used vehicle values, due primarily to lower used vehicle supply, resulted in an increase to the estimated end-of-term residual values on the existing portfolio.  The TMS recall-related events were also considered in establishing our estimate of end-of-term residual values.

Interest Expense

Our debt consists of fixed and floating rate obligations denominated in a number of different currencies. We economically hedge our interest rate and currency risk inherent in these liabilities on a consolidated basis by entering into pay float interest rate swaps, foreign currency swaps, and foreign currency forwards.  These derivatives effectively convert our obligations on the debt into U.S. dollar denominated 3-month LIBOR based payments.  We use pay fixed interest rate swaps executed on a portfolio basis to manage our interest rate risk arising from the resulting mismatch between our predominantly fixed-rate U.S. dollar denominated receivables and floating rate obligations.  The following table summarizes the consolidated components of interest expense (dollars in millions):

	Years ended March 31,
	2010	2009	20081
Interest expense on debt	$2,278	$2,759	$3,031
Interest (income) expense on pay float swaps2	(1,405)	(727)	302
Interest expense on debt, net of pay float swaps	873	2,032	3,333

Interest expense (income) on pay fixed swaps	1,334	797	(142)
Ineffectiveness related to hedge accounting derivatives3	(37)	(50)	(4)
Loss (gain) on foreign currency transactions	1,111	(598)	174
(Gain) loss on foreign currency swaps and forwards 3	(1,106)	470	(152)
Loss (gain) on other non-hedge accounting derivatives:
Pay float swaps3	224	6	(619)
Pay fixed swaps3	(376)	299	1,561
Total consolidated interest expense4	$2,023	$2,956	$4,151

1 Prior period amounts have been reclassified to conform to the current period presentation.
     2   Includes both hedge and non-hedge accounting derivatives.

3  Refer to Note 9 – Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements for additional information relating to the credit valuation adjustments for the periods.

4 Excludes $6 million, $7 million and $12 million of intercompany interest on bonds and loans held by our insurance operations for fiscal 2010, 2009 and 2008, respectively.

We reported consolidated interest expense of $2,023 million during fiscal 2010 compared to $2,956 million during fiscal 2009. Interest expense was lower during fiscal 2010 compared to fiscal 2009 primarily due to lower 3-month LIBOR rates on pay float swaps, lower outstanding balances of debt, and lower contractual interest rates on debt.  These factors were partially offset by higher interest expense on pay fixed swaps.  We also recorded gains on non-hedge accounting derivatives in fiscal 2010 as compared to a net loss in fiscal 2009.

Interest expense on debt primarily represents interest due on secured and unsecured notes and loans payable and commercial paper, and includes the amortization of debt issue costs, discount and premium, and basis adjustments.  The decrease in interest expense on debt to $2,278 million in fiscal 2010 from $2,759 million in fiscal 2009 was due to a combination of lower weighted average contractual interest rates on debt and lower outstanding balances of total debt.  Interest expense on pay float swaps represents net interest expense on our interest rate and cross-currency swaps.  Settlements on these swaps resulted in interest income of $1,405 million and $727 million for fiscal 2010 and fiscal 2009, respectively, due to a significant decline in the 3-month LIBOR rate during fiscal 2010 as compared to fiscal 2009.  These favorable results from our pay float swaps partially offset our interest expense on debt.  As a result, interest expense on debt, net of pay float swaps, decreased to $873 million in fiscal 2010.

Interest expense on pay fixed swaps represents net interest on our pay fixed swaps portfolio where we pay a fixed rate and receive a floating rate based on 3-month LIBOR.  During fiscal 2010 and fiscal 2009, 3-month LIBOR was generally lower compared to the fixed interest rates at which the swap contracts were executed, resulting in net interest expense in both periods. As a result of significantly lower 3-month LIBOR rates in fiscal 2010 as compared to fiscal 2009, the difference between the pay fixed rate and the receive float rate was greater in fiscal 2010.  Pay fixed swaps have a weighted average life of approximately two to three years; this results in a pay fixed swaps portfolio that is constantly changing as new swaps are executed at different rates, and existing swaps mature.  As a result, the average pay fixed interest rate on this swap portfolio decreased from fiscal 2009 to fiscal 2010, partially offsetting the higher interest expense recognized on pay fixed swaps due to lower 3-month LIBOR rates.  This resulted in net interest expense of $1,334 million during fiscal 2010, compared to $797 million during fiscal 2009.

Ineffectiveness related to hedge accounting derivatives represents the net difference between the change in the fair value of the hedged debt and the change in the fair value of the associated derivative instrument. These amounts also include a credit valuation adjustment loss of $15 million for fiscal 2010, compared to a credit valuation adjustment gain of $12 million for fiscal 2009.

Foreign currency transaction gain or loss relates to foreign currency denominated transactions for which hedge accounting has not been elected and for which we are required to revalue the foreign currency denominated transactions at each balance sheet date. We use currency swaps and forwards to economically hedge these foreign currency transactions.  During fiscal 2010, the U.S. dollar weakened relative to certain other currencies in which our foreign currency transactions are denominated.  This resulted in the recognition of losses in foreign currency transactions of $1,111 million and gains in the fair value of currency swaps used to economically hedge these foreign currency transactions of $1,106 million.  During fiscal 2009, the U.S. dollar strengthened relative to certain other currencies in which our foreign currency transactions are denominated. This resulted in the recognition of gains in foreign currency transactions of $598 million and losses in the fair value of currency swaps used to economically hedge these foreign currency transactions of $470 million.

During fiscal 2010, favorable mark-to-market adjustments of $376 million on pay fixed interest rate swaps contributed to net gains on total other non-hedge accounting derivatives of $152 million, including pay float swaps.  Swap rates during fiscal 2010 were relatively flat compared to fiscal 2009, when a significant decrease in swap rates led to unfavorable mark-to-market adjustments on pay fixed interest rate swaps of $299 million that contributed to a net loss on other non-hedge accounting derivatives of $305 million.

Provision for Credit Losses

Our provision for credit losses was $604 million for fiscal 2010 compared to $2,160 million for fiscal 2009.  During fiscal 2009, we recorded a higher provision for credit losses and significantly increased our allowance for credit losses in response to the weakening economy, increasing unemployment, depreciating home values, and the decline in used vehicle prices.  We ultimately experienced higher levels of delinquency and per unit loss severity in the consumer portfolio.  During fiscal 2010, economic conditions in the United States remained weak, with high unemployment, depreciated home values and fluctuations in commodity prices.  While there were signs of stabilization during the latter part of fiscal 2010, including an increase in gross domestic product and a slowdown in the deterioration of unemployment, the economic environment continued to affect some of our customers’ ability to make their scheduled payments.  We have continued to introduce enhancements in our purchasing practices which have improved the overall credit quality of our retail portfolio.  The enhancements, combined with the strengthening of our collection efforts, led to decreased levels of delinquency and net charge-offs during fiscal 2010 as compared to fiscal 2009.  We also experienced an improvement in per unit loss severity resulting from improvements in used vehicle values primarily driven by lower used vehicle supply.  Prices of used vehicles moved from a historical low in fiscal 2009 to an unprecedented high in fiscal 2010.  In line with these trends, our provision for credit losses, which included our consideration of the TMS recall-related events, was lower in fiscal 2010 as compared to fiscal 2009.  Refer to “Financial Condition – Credit Risk” for further discussion.

Insurance Operations

The following table summarizes the results of our insurance operations as a standalone operating segment (dollars in millions):

	Years ended March 31,			Percent change
	2010	20091	20081	2010 to 2009	2009 to 2008
Agreements (units in thousands):
Issued	1,175	1,263	1,481	(7%)	(15%)
In force	5,232	5,153	4,929	2%	5%
Insurance earned premiums and contract revenues	$470	$447	$406	5%	10%
Investment and other income (loss)	150	(35)	150	529%	(123%)
Gross revenues from insurance operations	$620	$412	$556	50%	(26%)

Insurance losses and loss adjustment expenses	$213	$193	$158	10%	22%
Insurance dealer back-end program expenses	$73	$76	$97	(4%)	(22%)
Net income from insurance operations	$177	$55	$155	222%	(65%)
1 Prior period amounts have been reclassified to conform to the current period presentation.

Agreements issued decreased by 88 thousand units during fiscal 2010 compared to fiscal 2009.  The decrease was primarily due to the overall decrease in TMS vehicle sales.

Insurance earned premiums and contract revenues are affected by sales volume as well as the level, age, and mix of agreements in force.  Agreements in force represent active insurance policies written and contracts issued.  Insurance earned premiums and contract revenues represent revenues from the agreements in force.  Commissions and fees represent revenues from services provided to insurers and insureds, including certain of our affiliates.

Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for further discussion regarding our exposure to risks relating to the reserve estimates.

Our insurance operations reported net income of $177 million during fiscal 2010, compared to $55 million during fiscal 2009.  The increase in net income from insurance for fiscal 2010 compared to the prior fiscal year was primarily attributable to an increase in investment income.

Our insurance operations reported insurance earned premiums and contract revenues of $470 million during fiscal 2010, compared to $447 million during fiscal 2009.  The increase in insurance earned premiums and contract revenues was primarily due to the overall growth in the number of agreements in force and higher average revenues per contract.

Our insurance operations reported investment and other income of $150 million during fiscal 2010, compared to investment and other losses of $35 million during fiscal 2009.  Investment and other income for our insurance operations consist primarily of investment income on marketable securities.  The increase in investment and other income for fiscal 2010 compared to the prior year was primarily due to lower other-than-temporary impairment write-downs and higher net realized gains from the sale of securities this year.  Refer to “Investment and Other Income” below for a more detailed discussion on our consolidated investment portfolio.

We reported $213 million of insurance losses and loss adjustment expenses during fiscal 2010, compared to $193 million during fiscal 2009.  The increase in insurance losses and loss adjustment expenses primarily relates to an increase in frequency across all programs and an increase in severity of vehicle service and maintenance claims paid.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on sales volume or underwriting performance.  Insurance dealer back-end program expenses decreased by 4 percent during fiscal 2010 compared to fiscal 2009.  The decrease was primarily due to a decrease in agreements issued and a decrease in the federal funds rate used in the computation of certain payments.

Investment and Other Income, net

The following table summarizes the components of our consolidated investment and other income, net (dollars in millions):

	Years ended March 31,
	2010	20091	20081
Interest and dividend income on marketable securities	$140	$151	$77
Realized gains (losses) on marketable securities	8	(192)	71
Other income	80	52	153
Total investment and other income, net	$228	$11	$301
1 Prior period amounts have been reclassified to conform to the current period presentation.

The decrease in interest and dividend income on marketable securities during fiscal 2010 relates primarily to our insurance operations.  We reported net realized gains on marketable securities of $8 million during fiscal 2010 compared to net realized losses of $192 million during fiscal 2009.  This was primarily due to lower other-than-temporary impairment write-downs and higher net realized gains from the sale of securities in fiscal 2010 compared to fiscal 2009.

We reported $80 million of other income during fiscal 2010, compared to $52 million during fiscal 2009.  The increase in other income was due to an increase in interest income on cash held in excess of our funding needs, as well as an increase in interest income from a future tax refund when it was determined that it was more likely than not to be received.

Operating and Administrative Expenses

The following table summarizes our operating and administrative expenses (dollars in millions):

	Years ended March 31,			Percentage change
	2010	2009	2008	2010 to 2009	2009 to 2008
Employee expenses	$332	$338	$343	(2%)	(1%)
Operating expenses	355	385	401	(8%)	(4%)
Insurance dealer back-end program expenses	73	76	97	(4%)	(22%)
Total operating and administrative expenses	$760	$799	$841	(5%)	(5%)

Total operating and administrative expenses decreased 5 percent during fiscal 2010 compared to fiscal 2009 due to organizational focus on reducing expenses.  Employee-related expenses for fiscal 2010 slightly decreased in fiscal 2010 compared to fiscal 2009 due to a lower usage of contingent staff.

Operating expenses decreased in various areas primarily in technology and marketing expenditures.  Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC.  Refer to Note 17 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on sales volume or underwriting performance.  Refer to Insurance Operations above for further information on insurance dealer back-end program expenses.

Provision for Income Taxes

Our provision for income taxes for fiscal 2010 was $616 million compared to a benefit of $429 million for fiscal 2009.   Our effective tax rate was 36.7 percent and 40.8 percent for fiscal 2010 and fiscal 2009, respectively.  Our effective tax rate in fiscal 2010 reflected a decrease in the total provision due to the benefit from the release of deferred state income tax.  Our effective tax rate in fiscal 2009 reflected an increase in total benefit due to a similar release of deferred state income tax. The increase in our provision for income taxes is consistent with the increase in operating income in fiscal 2010 compared to an operating loss in fiscal 2009.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle financing volume and market share is summarized below:

	Years ended March 31,			Percentage change
	2010	2009	2008	2010 to 2009	2009 to 2008
TMS new sales volume1 (units in thousands):	1,399	1,556	2,039	(10%)	(24%)

Vehicle financing volume2
New retail contracts	602	663	781	(9%)	(15%)
Used retail contracts	296	305	307	(3%)	(1%)
Lease contracts	245	246	265	-%	(7%)
Total	1,143	1,214	1,353	(6%)	(10%)

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	326	284	222	15%	28%
Used retail contracts	41	54	32	(24%)	69%
Lease contracts	202	206	183	(2%)	13%
Total	569	544	437	5%	24%

Market share3:
Retail contracts	42.7%	42.0%	37.6%
Lease contracts	17.5%	15.8%	13.0%
Total	60.2%	57.8%	50.6%

1 Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 85 percent Toyota  and 15 percent Lexus vehicles for fiscal 2010, 86 percent Toyota and 14 percent Lexus vehicles for fiscal 2009 and 85 percent Toyota and 15 percent Lexus vehicles for fiscal 2008.

2 Total financing volume is comprised of approximately 80 percent Toyota, 15 percent Lexus, and 5 percent non-Toyota/Lexus vehicles for fiscal 2010, 79 percent Toyota, 15 percent Lexus, and 6 percent non-Toyota/Lexus vehicles for fiscal 2009, and 78 percent Toyota, 14 percent
  Lexus, and 8 percent non-Toyota/Lexus vehicles for fiscal 2008.

  3 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excludes non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

Our retail and lease contracts are acquired primarily from Toyota and Lexus vehicle dealers, and the volume of contracts is dependent upon TMS sales volume and subvention.  Vehicle sales by TMS declined 10 percent in fiscal 2010 compared to fiscal 2009.  Although overall vehicle sales by TMS declined in fiscal 2010, much of the decline occurred during the first quarter.  In the first quarter of fiscal 2010, the sales decline, coupled with the decrease in availability of TMS subvention, affected our finance and insurance volumes and market share.  Despite the sluggish first quarter, TMS sales improved during the latter part of fiscal 2010 due to increased marketing incentives.  Our net earning assets balance at March 31, 2010 was higher than the balance at the end of the first three quarters of fiscal 2010, which was attributable to a higher level of sales and incentives in the fourth quarter.  The overall decline in sales in fiscal 2010, resulted in an overall lower level of net earning assets and financing revenues in fiscal 2010 compared to fiscal 2009.

Our overall market share in fiscal 2010 increased as compared to fiscal 2009.  Our retail market share slightly increased in fiscal 2010 compared to fiscal 2009 due to increased availability of TMS subvention on new retail contracts.  This increase in TMS subvention, particularly during the fourth quarter of fiscal 2010, was in response to the TMS recall-related events.  Our lease market share increased in fiscal 2010 due to increased incentives.

The composition of our net earning assets is summarized below (dollars in millions):

	Years ended March 31,			Percentage change
	2010	2009	2008	2010 to 2009	2009 to 2008
Net earning assets
Finance receivables, net
Retail receivables, net1	$43,776	$43,821	$43,769	-%	-%
Dealer receivables, net	11,311	10,753	11,712	5%	(8%)
Total finance receivables, net	55,087	54,574	55,481	1%	(2%)
Investments in operating leases, net	17,151	17,980	18,656	(5%)	(4%)
Net earning assets	$72,238	$72,554	$74,137	-%	(2%)

Retail Financing (average original contract terms):
Lease contracts2	40 months	41 months	42 months
Retail contracts3	62 months	62 months	61 months

Dealer financing
(Number of dealers serviced)
Toyota and Lexus dealers4	963	920	851	5%	8%
Vehicle dealers outside of the Toyota/Lexus dealer network	490	519	484	(6%)	7%
Total number of dealers receiving vehicle wholesale financing	1,453	1,439	1,335	1%	8%

Dealer inventory financed (units in thousands)	242	232	264	4%	(12%)

1  Includes direct finance leases.
2  Terms range from 24 months to 60 months.
3  Terms range from 24 months to 85 months.
4  Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our overall retail contract volume decreased during fiscal 2010 as compared to fiscal 2009.  Much of the decrease, however, occurred during early fiscal 2010 and was attributable to a decline in overall TMS sales volume.  Our retail installment sales volume in the fourth quarter of fiscal 2010 was higher than our retail contract volume in each of the first three quarters of fiscal 2010.  The higher volume in the fourth quarter was due to the increased availability of TMS subvention on retail contracts during the latter part of fiscal 2010 in response, in part, to the TMS recall-related events.  As such, retail receivables at March 31, 2010 remained relatively consistent with the balance at March 31, 2009, as the volume of new vehicles financed slightly offset portfolio liquidations during the fiscal year.

Lease Contract Volume and Earning Assets

Vehicle lease contract volume is affected by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.  Our overall vehicle lease contract volume during fiscal 2010 remained relatively consistent with fiscal 2009.  The increase in lease contract volume during the latter half of fiscal 2010, due primarily to increased marketing programs and changes in the interest rate environment, was offset by lower lease contract volumes in the first half of fiscal 2010.  Our total lease earning assets, comprised of investments in operating leases, however, decreased 5 percent to $17.2 billion at March 31, 2010 from $18.0 billion at March 31, 2009.  Our consistent level of contract volume was more than offset by the increase in scheduled maturities.

Dealer Financing and Earning Assets

As of March 31, 2010, the number of dealer inventory units financed increased by 4 percent compared to March 31, 2009, while the number of dealers receiving financing at March 31, 2010 increased slightly compared to March 31, 2009.  Many of our dealers began to increase their inventory levels in response to the increased automobile sales from the government programs and increased incentives in the latter part of fiscal 2010.  Dealer financing also increased due in part to our continued emphasis on our dealer relationships.  Dealer financing receivables increased 5 percent to $11.3 billion at March 31, 2010 from $10.8 billion at March 31, 2009.

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

Factors Affecting Exposure to Residual Value Risk

Residual value represents an estimate of the end-of-term market value of a leased asset.  The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, projected market values, and the resulting impact on vehicle lease return rates and loss severity.  The evaluation of these factors involves significant assumptions, complex analysis, and management judgment.  Refer to “Critical Accounting Estimates” for further discussion of the estimates involved in the determination of residual values.

Residual Values at Lease Inception

Substantially all of our residual value risk relates to our vehicle lease portfolio.  Residual values of lease earning assets are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota and Lexus product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, buying and leasing behavior trends, and fuel prices.  We use various channels to sell vehicles returned at lease end.  Refer to Item 1. “Business – Finance Operations – Retail and Lease Financing – Remarketing” for additional information on remarketing.

End-of-term Market Values

On a quarterly basis, we review the estimated end-of-term market values of leased vehicles to assess the appropriateness of the carrying values.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.  For operating leases, adjustments are made on a straight-line basis over the remaining terms of the lease contracts and are included in depreciation on operating leases in the Consolidated Statement of Income.  This adjustment is accounted for as a change in accounting estimate.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included under our retail revenues in the Consolidated Statement of Income.

Vehicle Lease Return Rate

The vehicle lease return rate represents the number of end-of-term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us.  In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us.  A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.

Loss Severity

Loss severity is the extent to which the end-of-term market value realized at sale/disposition of a leased vehicle is less than the estimated residual value established at lease inception.  Overall loss severity is driven by used vehicle price levels as well as vehicle return rates.

Impairment of Operating Leases

We review operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable.  If such events or changes in circumstances are present, and if the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms are less than book value, the operating lease assets are considered to be impaired and a loss is calculated and recorded in the current period Consolidated Statement of Income.  As of March 31, 2010, there was no indication of impairment in our operating lease portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes our vehicle sales at lease termination and our scheduled maturities related to our leased vehicle portfolio by period (units in thousands):

	Fiscal years ended			Percentage change
	2010	2009	2008	2010 to 2009	2009 to 2008
Scheduled maturities	240	238	176	1%	35%

Vehicles sold through:
Dealer Direct program
Grounding dealer	43	33	17	30%	94%
Dealer Direct online auction	10	8	3	25%	167%
Physical auction	49	60	21	(18%)	186%
Total vehicles sold at lease termination	102	101	41	1%	146%

Scheduled maturities remained relatively consistent in fiscal 2010 compared to fiscal 2009.  Vehicles sold at lease termination relative to scheduled maturities in fiscal 2010 and 2009 increased as compared to fiscal 2008.  The rate of vehicles sold at lease termination relative to scheduled maturities during fiscal 2010 and 2009, as compared to fiscal 2008, was the result of adverse economic conditions.  Refer to Item 1. “Business – Finance Operations – Retail and Lease Financing - Remarketing” for additional information on lease disposition.

Depreciation on Operating Leases

The following table provides information related to our depreciation on operating leases:

	Years ended March 31,			Percentage change
	2010	2009	2008	2010 to 2009	2009 to 2008
Depreciation on operating leases (in millions)	$3,564	$4,176	$3,299	(15%)	27%

Average operating leases outstanding (units in thousands)	724	746	671	(3%)	11%

We record depreciation expense on the portion of our lease portfolio classified as operating leases.   Depreciation expense is recorded on a straight-line basis over the lease term and is based upon the depreciable basis of the leased vehicle.  Depreciable basis is originally established as the difference between a leased vehicle’s original acquisition value and its residual value established at lease inception.  We periodically review the estimated end-of-term market values of leased vehicles to assess the appropriateness of their carrying values, and changes to residual values at lease inception will have an effect on depreciation expense.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease-end will approximate the estimated end-of-term market value.  Refer to “Critical Accounting Estimates” for a further discussion of the estimates involved in the determination of residual values.

Depreciation expense on operating leases decreased to $3,564 million during fiscal 2010, compared to $4,176 million during fiscal 2009.  The average number of operating leases outstanding also decreased for those periods.  Depreciation expense was positively affected by improvements in used vehicle values, a significant factor in our estimates of end-of-term market values on our leased vehicle portfolio.  We also considered the potential effect of the TMS recall-related events in our estimate of end-of-term residual values.  As lower levels of new car sales contributed to fewer used car trade-ins in fiscal 2010 compared to fiscal 2009, the level of used vehicle supply decreased.  Although used vehicle values have significantly improved since the end of fiscal 2009, it is uncertain whether the current level is sustainable.

Credit Risk

We are exposed to credit risk on our earning assets.  Credit risk is the risk of loss arising from the failure of customers or dealers to meet the terms of their contract with us or otherwise fail to perform as agreed.  Our level of credit risk on our retail installment sales and lease portfolio is influenced primarily by two factors: default frequency and loss severity, which in turn are influenced by various economic factors, the used vehicle market, purchase quality mix, contract term length, and operational changes as discussed below.

Our level of credit risk on our dealer financing portfolio is influenced primarily by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and other economic factors.  The financial strength of dealers within our portfolio is influenced by, among other factors, general economic conditions, the overall demand for new and used vehicles and the financial condition of automotive manufacturers in general.  As of March 31, 2010, loans to non-Toyota/Lexus dealers represented 3 percent of our total earning assets for the dealer and consumer portfolios combined.  Of this amount, loans to dealers associated with the domestic automotive manufacturers represented less than 1 percent of total earning assets.  To date, we have not incurred material credit losses on our dealer financing portfolio.

Factors Affecting Retail Contracts and Lease Portfolio Credit Risk

Economic Factors

General economic conditions such as changes in unemployment rates, housing values, bankruptcy rates, consumer debt levels, fuel prices, consumer credit performance, interest rates, inflation, household disposable income and unforeseen events such as natural disasters can influence both the default frequency and loss severity.

Used Vehicle Market

Changes in used vehicle prices directly affect the proceeds from sales of repossessed vehicles, and accordingly, the level of loss severity we experience.  The supply of and demand for used vehicles, interest rates, inflation, the level of manufacturer incentives on new vehicles, the manufacturer’s actual or perceived reputation for quality, safety, and reliability, and general economic outlook are some of the factors affecting the used vehicle market.

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

Contract Term Length

The average original contract term of retail and lease contracts influences credit losses.  Longer term contracts generally experience a higher rate of default and thus affect the default frequency.  In addition, the carrying values of vehicles under longer term contracts decline at a slower rate, resulting in a longer period during which we may be subject to used vehicle market volatility, which may in turn lead to increased loss severity.

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

In an effort to mitigate credit losses, we continue to strengthen our purchasing practices.  We are improving our systems and focusing on limiting our risk exposure in the higher risk segment of our portfolio by reducing our approvals of lower credit quality contracts and reducing the loan-to-value ratios. We continue to refine our credit risk management and analysis to ensure that the appropriate level of collection resources are aligned with portfolio risk, and we adjust capacity accordingly.  We have recently increased our internal and external resources devoted to collections and created specialized teams which focus on high risk customers.  We continue our focus on early stage delinquencies to increase the likelihood of resolution.  We have also increased efficiency in our collections through the use of technology.

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

We assign risk classifications to each of our dealer groups based on their financial condition, the strength of the collateral, and other quantitative and qualitative factors including input from our field personnel.  Our monitoring processes of the dealer groups are based on these risk classifications.  We periodically update the risk classifications based on changes in financial condition or credit requests from dealers.  As part of our monitoring processes, we require dealers to submit monthly financial statements.  We also perform periodic physical audits of vehicle inventory as well as monitor dealer inventory financing payoffs to identify possible risks.  In response to the economic environment, we continue to enhance our risk management processes to mitigate dealer portfolio risk and to focus on higher risk dealers.  We have enhanced risk governance, inventory audit, and credit watch processes.  Where appropriate, we increase the frequency of our audits and examine more closely the financial condition of the dealer group.  We have become more stringent in underwriting dealers and have conducted targeted personnel training to address dealer credit risk.

We provide financing for some dealerships which sell products not distributed by TMS or one of its affiliates.  A significant adverse change in a non-Toyota/Lexus manufacturer such as restructuring and bankruptcy may increase the risk associated with the dealers we have financed that sell these products.

Credit Loss Experience

During fiscal 2010, economic conditions in the United States remained weak, with high unemployment, depreciated home values and fluctuations in commodity prices.  While there were signs of stabilization during the latter part of fiscal 2010, including an increase in gross domestic product and a slowdown in the deterioration of unemployment, the economic environment continued to affect some of our customers’ ability to make their scheduled payments.  We have continued to introduce enhancements in our purchasing practices which have improved the overall credit quality of our retail portfolio in fiscal 2010.  The enhancements, combined with the strengthening of our collection efforts helped decrease the levels of delinquency and net charge-offs during fiscal 2010 compared to fiscal 2009.  Exposure to credit loss, however, remains at an elevated level due to the continued uncertainty surrounding economic recovery.  For additional information regarding the potential impact of current market conditions, refer to “Part I. Item 1A. Risk Factors”.

The following table provides information related to our credit loss experience:

	Years ended March 31,
	2010	2009	2008
Net charge-offs as a percentage of average gross earning assets
Finance receivables	1.15%	1.54%	1.08%
Operating leases	0.63%	0.86%	0.40%
Total1	1.03%	1.37%	0.91%

Default frequency as a percentage of outstanding contracts	2.79%	2.56%	2.19%
Average loss severity per unit	$8,342	$9,659	$8,257

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets2
Finance receivables3	0.43%	0.67%	0.65%
Operating leases3	0.44%	0.73%	0.41%
Total4	0.44%	0.68%	0.59%

1 Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due. In fiscal 2009, the change would have resulted in net charge-offs as a percentage of average gross earning assets of 1.63 percent, 0.94 percent and 1.46 percent for finance receivables, operating leases and in total, respectively.  In fiscal 2008, the change would have resulted in net charge-offs as a percentage of average gross earning assets of 1.15 percent, 0.44 percent and 0.97 percent for finance receivables, operating leases and in total, respectively.
2 Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
4 The change in accounting policy mentioned above would have resulted in over 60 day delinquencies as a percentage of gross earning assets for fiscal 2009 of 0.59 percent, 0.65 percent and 0.60 percent for finance receivables, operating leases and in total, respectively.  In fiscal 2008, the change would have resulted in over 60 day delinquencies as a percentage of gross earning assets of 0.59 percent, 0.37 percent and 0.54 percent for finance receivables, operating leases and in total, respectively.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Default frequency as a percentage of average outstanding contracts increased during fiscal 2010 as compared to fiscal 2009.  The increase in default frequency was attributable to the weakness in the U.S. economy, specifically high unemployment which affected some of our customers’ ability to make their scheduled payments.

The increase in default frequency, however, was more than offset by the decrease in loss severity per unit during fiscal 2010 as compared to fiscal 2009.  The improvement in loss severity during fiscal 2010 is primarily the result of improvements in used vehicle values which reduced net loss per charged-off unit.  As a result, our level of net charge-offs for fiscal 2010 significantly decreased compared with the prior year.  Net charge-offs as a percentage of average gross earning assets decreased from 1.37 percent at March 31, 2009 to 1.03 percent at March 31, 2010.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses as of the balance sheet date resulting from the non-performance of our customers under their contractual obligations.  The determination of the allowance involves significant assumptions, complex analysis, and management judgment.  Refer to “Critical Accounting Estimates” for further discussion of the estimates involved in determining the allowance.  The following tables provide information related to our allowance for credit losses (dollars in millions):

	Years ended March 31,
	2010	2009	2008
Allowance for credit losses at beginning of period	$1,864	$729	$554
Provision for credit losses	604	2,160	809
Charge-offs, net of recoveries1	(763)	(1,025)	(634)
Allowance for credit losses at end of period	$1,705	$1,864	$729

1 Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.  This change resulted in an increase in charge-offs of $38 million for the quarter ended March 31, 2010.. Charge-offs were net of recoveries of $145 million, $109 million, and $84 million in fiscal years ended March 31, 2010, 2009, and 2008, respectively.

	Years ended March 31,
	2010	2009	2008
Allowance for credit losses as a percentage of gross earning assets
Finance receivables	2.62%	2.81%	1.17%
Operating leases	1.30%	1.63%	0.43%
Total1	2.31%	2.51%	0.97%

1  Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.  The change would have resulted in an allowance for credit losses as a percentage of gross earning assets relating to finance receivables of 2.79 percent and operating leases of 1.64 percent for fiscal 2009, and no other material changes in the periods shown.

Our allowance for credit losses is established through a process that estimates probable losses incurred as of the balance sheet date based upon consistently applied statistical analyses of portfolio data.  This process utilizes delinquency migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, and incorporates current and expected trends and other relevant factors, including expected loss experience, used vehicle market conditions, economic conditions, unemployment rates, purchase quality mix, contract term length and operational factors.  This process, along with management judgment, is used to establish the allowance to cover probable and estimable losses incurred as of the balance sheet date.  Movement in any of these factors would cause changes in estimated probable losses.

Our allowance for credit losses decreased 9 percent to $1,705 million at March 31, 2010 compared to $1,864 million at March 31, 2009.  During fiscal 2009, we increased our estimate of credit losses as the economy weakened, and we ultimately experienced higher levels of delinquency and per unit loss severity in the consumer portfolio related to the adverse economic environment and the decline in used vehicle prices.

Despite the challenging economic conditions and high unemployment in the United States, there were signs of stabilization during the latter part of fiscal 2010.  Additionally, we have continued to introduce enhancements in our purchasing practices and strengthened our collection efforts, which led to decreased levels of delinquency and net charge-offs during fiscal 2010 compared to fiscal 2009.  We also experienced lower loss severity due to improvements in used vehicle values during fiscal 2010 compared to fiscal 2009.  Prices of used vehicles moved from a historical low in fiscal 2009 to an unprecedented high in fiscal 2010.  In line with these trends, we reduced our allowance for credit losses for the quarters ended September 30, 2009 and December 31, 2009.

We continued to see improvement in our delinquency and loss severity in the fourth quarter of fiscal 2010.  However, a series of announcements by TMS of recalls and temporary sales and production suspensions of certain Toyota and Lexus models resulted in negative publicity to the Toyota and Lexus brands which may adversely affect used vehicle prices.

As of March 31, 2010, we had not experienced material adverse trends in default frequency or loss severity related to these announcements.  However, given the magnitude of the recalls, the related publicity, and government investigations relating to the recalls, we considered these factors, along with internal and external data, in analyzing our loss exposure.  We also reviewed information relating to past experience of other manufacturers involved in similar recall situations and the corresponding effect on used vehicle prices.  The effect on the provision for credit losses of our consideration of the TMS recall-related events was an increase of approximately $370 million during the fourth quarter of fiscal 2010.

In determining the overall allowance for credit losses at March 31, 2010, we considered our estimated loss exposure attributable to these events, the fragile economic recovery in the U.S., the high level of automotive industry incentives in the fourth quarter, and the volatility in used vehicle prices during fiscal 2010.  As a result, the allowance for credit losses increased $65 million in the fourth quarter of fiscal 2010 compared to the third quarter of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk relating to our ability to meet obligations when they come due.  Our liquidity strategy is to ensure that we maintain the ability to fund assets and repay liabilities in a timely and cost-effective manner, even in the event of adverse market conditions.  Our strategy includes raising funds via the global capital markets, and through loans, credit facilities, and other transactions as well as generating liquidity from our balance sheet.  This strategy has led us to develop a borrowing base that is diversified by market and geographic distribution, type of security, investor type, and type of financing vehicle, among other factors.

The following table summarizes the components of our outstanding funding sources at carrying value (dollars in millions):

	March 31,
	2010	2009
Commercial paper 1	$19,466	$18,027
Unsecured notes and loans payable 2	45,617	55,053
Secured notes and loans payable	3,000	-
Carrying value adjustment3	1,096	(97)
Total Debt	$69,179	$72,983

1 Includes unamortized premium/discount.
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

Liquidity management involves forecasting and maintaining sufficient capacity to meet our cash needs, including as a result of unanticipated events. To ensure adequate liquidity through a full range of potential operating environments and market conditions, we conduct our liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on maintaining direct relationships with wholesale market funding providers and commercial paper investors, and ensuring the ability to sell certain assets when and if conditions warrant.

We develop and maintain contingency funding plans and evaluate our liquidity position under various operating circumstances, allowing us to ensure that we will be able to operate through a period of stress when access to normal sources of capital is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, and outline actions and procedures for effectively managing through the problem period. In addition, we monitor the ratings and credit exposure of the lenders that participate in our credit facilities to ascertain any issues that may arise with potential draws on these facilities if that contingency becomes warranted.

We do not rely on any single source of funding and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. Our funding volume is primarily based on expected net change in earning assets and debt maturities.  We maintain broad access to a variety of global markets and cost of funding has generally improved during fiscal 2010.

The decline in our net earning assets, cash flows generated from our earning asset portfolio and pre-funding activities conducted during fiscal 2009 reduced term funding requirements for fiscal 2010.  This resulted in a higher balance of cash and cash equivalents and investments in marketable securities at March 31, 2009 compared to March 31, 2010.

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $1.5 billion to $5.9 billion with an average balance of $4.0 billion for the fiscal year ended March 31, 2010.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit support provided by our indirect parent Toyota Financial Services Corporation (“TFSC”), and by Toyota Motor Corporation (“TMC”) to TFSC provides an additional source of liquidity to us, although we do not rely upon such credit support in our liquidity planning and capital and risk management.  The credit support agreements are not guarantees by TMC of any securities or obligations of TFSC or TMCC.  TMC’s obligations under its credit support agreement with TFSC rank pari passu with its senior unsecured debt obligations.  Refer to Part I. Item 1A. Risk Factors “Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $10.9 billion to $22.1 billion during the fiscal year ended March 31, 2010, with an average outstanding balance of $15.8 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer with short-term debt ratings of A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

Term funding requirements are met through the issuance of a variety of debt securities and other obligations in both the United States and international capital and bank loan markets.  To diversify our funding sources, we have issued debt in a variety of markets, currencies, and maturities, and to a variety of investors, which allows us to broaden our distribution of debt securities and obligations and further enhance liquidity.

The following table summarizes the components of our unsecured notes and loans payable at par value (dollars in millions):

	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total Unsecured notes and loans payable5
Balance at March 31, 20091	$17,507	$32,067	$4,071	$2,544	$56,189
Issuances during fiscal 2010	2,4762	3,5723	-	4,8854	10,933
Maturities and terminations during fiscal 2010	(11,843)	(9,425)	(438)	(260)	(21,966)
Balance at March 31, 20101	$8,140	$26,214	$3,633	$7,169	$45,156

Issuances during the one month ended April 30, 2010	$-	$-	$-	$-	$-

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
4 Primarily consists of long-term borrowings, all with terms to maturity from approximately 1 year to 5 years, and interest rates as of March 31, 2010 ranging from 0.1 percent to 1.2 percent.
5 Consists of fixed and floating rate debt.  Upon the issuance of fixed rate debt, we generally elect to enter into pay float interest rate swaps.  Refer to “Derivative Instruments” for further discussion.

The following table summarizes our issuances during fiscal 2010 of unsecured notes and loans payable by currency at par value (dollars in millions):

Currency	Balance issued in U.S. dollars
U.S. Dollar (USD)	$6,040
Australian Dollar (AUD)	1,925
Japanese Yen (JPY)	1,648
New Zealand Dollar (NZD)	917
South African Rand (ZAR)	403
Total	$10,933

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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2009, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time was increased from €40 billion to €50 billion, or the equivalent in other currencies, of which €25.1 billion was available for issuance at April 30, 2010.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  During fiscal 2010 and as of March 31, 2010, we were in compliance with these covenants.

In addition, we may issue other debt securities or enter into other unsecured financing arrangements through the domestic and international capital markets.

Secured Notes and Loans Payable

Asset-backed securitization (“ABS”) of our earning asset portfolio provides us with an alternative source of funding and investor diversification.  During the fourth quarter of fiscal 2010, we executed private securitization transactions of retail contracts with bank-sponsored multi-seller asset-backed facilities.  These transactions provided us with approximately $3.0 billion in funding which will be repaid as the underlying receivable pools amortize.  Subsequent to March 31, 2010, TMCC executed a publicly registered securitization of retail finance receivables that provided approximately $773 million in funding.

Although we have been a participant in the U.S. ABS markets since 1993, the transactions described above were the first ABS transactions that we have executed since fiscal 2004.  We will continue to evaluate the market for asset-backed securities in considering our funding strategies in the future, including the balance of secured and unsecured funding.

Our securitization transactions discussed above involve the transfer of discrete pools of retail finance receivables to bankruptcy-remote special purpose entities (“SPEs”).  Bankruptcy remote SPEs are used in an effort to ensure that the securitized assets are isolated from the claims of our other creditors and that the cash flows from the receivables are available for the benefit of securitization investors.  ABS investors do not have recourse to our other assets, and neither TMCC nor any of its affiliates guarantees the obligations issued by any securitization trusts.  We are not required to repurchase receivables from the trusts that become delinquent or default after being securitized.  As seller and servicer of the receivables, we are required to repurchase receivables that are subsequently discovered not to have met eligibility requirements.  This repurchase obligation is customary in securitization transactions.

We service the securitized receivables in accordance with our customary servicing practices and procedures. Our servicing duties include collecting payments on receivables and submitting them to the trustee for distribution to investors and other interest holders.  We prepare monthly investor reports on the performance of the receivables, including collections, investor distributions, delinquencies, and credit losses.  We also perform administrative services for the trusts, including filing periodic reports, preparing notices, and tax reporting.  In servicing the securitized receivables for the SPE, we apply the same servicing policies and procedures that are applied to loans held in our non-securitized portfolio.

Our use of SPEs in securitizations is consistent with conventional practices in the securitization markets.  None of our officers, directors, or employees holds any equity interests or receives any direct or indirect compensation from our SPEs.  The SPEs do not own our stock or the stock of any of our affiliates.  Each SPE has a limited purpose and generally is permitted only to purchase assets, issue asset-backed securities, and make payments to the investors and certain service providers as required under the terms of the transactions.

Our securitizations are structured to provide credit enhancements that reduce the risk of loss to investors in the asset-backed securities.  Credit enhancements may include some or all of the following:

•	Overcollateralization: The principal amount of the securitized assets exceeds the principal amount of the related secured debt.
•
Excess spread:  The expected interest collections on the securitized assets exceed the expected fees and expenses of the SPE, including the interest payable on the debt and net of swap settlements, if any.

•
Cash reserve funds:  A portion of the proceeds from the issuance of asset-backed securities may be held by the securitization trust in segregated reserve funds and may be used to pay principal and interest to investors if collections on the underlying receivables are insufficient.

In addition to the credit enhancements described above, we entered into interest rate swaps with the SPEs that issue variable rate debt.  Under the terms of these swaps, the securitization trusts are obligated to pay TMCC a fixed rate of interest on payment dates in exchange for receiving a floating rate of interest on notional amounts equal to the outstanding balance of the secured debt.  This arrangement enables the securitization trusts to issue variable rate debt that is secured by fixed rate retail finance receivables.

The transfers of the receivables to the SPEs in our securitizations are considered to be sales for legal purposes.  However, these transactions do not meet the requirements for sale accounting.  As a result, the securitized assets and the related debt remain on our Consolidated Balance Sheet.  We recognize financing revenue on the securitized receivables and interest expense on the secured debt issued by the trusts.  We also maintain an allowance for credit losses on the securitized receivables to cover probable credit losses estimated using a methodology consistent with that used for our non-securitized retail loan portfolio.  The interest rate swaps between TMCC and the SPEs are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement

In March 2010, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2010.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2010 and 2009.

Letters of Credit Facility Agreement

In addition, TMCC has an uncommitted letter of credit facility totaling $5 million at March 31, 2010 and 2009, of which $1 million was issued and outstanding at March 31, 2010 and 2009.

Other Credit Agreements

TMCC has two additional bank credit facilities.  The first is a 364 day committed bank credit facility in the amount of JPY 100 billion (approximately $1.1 billion as of March 31, 2010) which was entered into in December 2009 to replace a similar facility which expired.  The second is a 364 day uncommitted bank credit facility in the amount of JPY 100 billion (approximately $1.1 billion), which was extended in December 2009 for an additional 364 days.  Both of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  Neither of these facilities was drawn upon as of March 31, 2010.

We are in compliance with the covenants and conditions of the credit agreements described above.

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC, TMC has agreed to:

•	maintain 100 percent ownership of TFSC;

•
cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any tangible assets) of at least ¥10 million, equivalent to $106,986 at March 31, 2010; and

•
make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended.

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

The agreement is not a guarantee by TFSC of any TMCC Securities or other obligations of TMCC.  The agreement is governed by, and construed in accordance with, the laws of Japan.  TMCC Securities do not include the securities issued by securitization trusts in connection with TMCC’s securitization programs or cover any of TMCC’s credit facilities or term loan agreements.

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

Credit Ratings

As of May 31, 2010, the ratings and outlook established by Moody’s and S&P for TMCC were as follows:

NRSRO	Senior Debt	Outlook	Commercial Paper
S&P	AA	Negative	A-1+
Moody’s	Aa2	Negative	P-1

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning nationally recognized statistical rating organization (“NRSRO”).  Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  See Item 1A. Risk Factors – “Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements.”

DERIVATIVE INSTRUMENTS

Risk Management Strategy

We use derivatives as part of our risk management strategy to hedge against changes in interest rate and foreign currency risks.  We manage these risks by entering into derivatives transactions with the intent to minimize fluctuations in earnings, cash flows and fair value adjustments of assets and liabilities caused by market volatility.

Our derivative activities are authorized and monitored by our Asset-Liability Committee (“ALCO”), which provides a framework for financial controls and governance to manage these market risks.  We use internal models to analyze data from internal and external sources in developing various hedging strategies.  We incorporate the resulting hedging strategies into our overall risk management strategies.

Our liabilities consist mainly of fixed and floating rate debt, denominated in a number of different currencies, which we issue in the global capital markets.  We hedge our interest rate and currency risk inherent in these liabilities by entering into pay float interest rate swaps, foreign currency swaps, and foreign currency forwards, which effectively convert our obligations into U.S. dollar-denominated, 3-month LIBOR-based payments.

Our assets consist primarily of U.S. dollar-denominated, fixed-rate receivables.  Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  We use pay fixed interest rate swaps and caps, executed on a portfolio basis, to manage the interest rate risk of these assets.  The resulting asset liability profile is consistent with the overall risk management strategy as directed by ALCO.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative.  Changes in the fair value of the bifurcated embedded derivative or the entire hybrid financial instrument are reported in interest expense in the Consolidated Statement of Income.  Refer to Note 1 – Summary of Significant Accounting Policies and Note 9 –Derivatives, Hedging Activities and Interest Expense of the Notes of the Consolidated Financial Statements for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet (dollars in millions):

	March 31, 2010	March 31, 2009
Derivative assets	$1,876	$265
Less: Collateral held, net 1, 2, 3	(1,285)	(96)
Derivative assets, net of collateral	591	169
Less: Counterparty credit valuation adjustment	(10)	(18)
Derivative assets, net of collateral and credit adjustment	$581	$151
Embedded derivative assets	$4	$24

Derivative liabilities	$594	$1,262
Less: Collateral (posted) held, net 1,2, 3	(57)	124
Derivative liabilities, net of collateral	537	1,386
Less: Our own non-performance credit valuation adjustment	(4)	(69)
Derivative liabilities, net of collateral and non-performance credit valuation adjustment	$533	$1,317
Embedded derivative liabilities	$34	$25

1  Represents cash received or deposited under reciprocal collateral arrangements that we have entered into with certain derivative counterparties. Refer to the “Counterparty Credit Risk” section for more details.
2 As of March 31, 2010, we held collateral of $1,289 million and posted collateral of $61 million.  We netted $4 million of collateral posted by a counterparty whose position shifted from a net liability to a net asset subsequent to the date collateral was transferred.  This resulted in net collateral held of $1,285 million and net collateral posted of $57 million.

3 As of March 31, 2009, we held collateral of $515 million and posted collateral of $295 million.  We netted $419 million of collateral posted by a counterparty whose position shifted from a net asset to a net liability subsequent to the date collateral was transferred.  This resulted in net collateral held of $96 million and net collateral held from counterparties in a net liability position of $124 million.

The increase in derivative assets and decrease in derivative liabilities as of March 31, 2010 compared to March 31, 2009, are primarily the result of the weakening of the U.S. dollar relative to certain other currencies in which our currency swaps are denominated. Refer to the “Interest Expense” section above for further discussion.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  Other than this fee, there are no corresponding expenses or cash flows arising from our guarantees.  As of March 31, 2010 and 2009, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.  The nature, business purpose, and amounts of these guarantees are described in Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Lending Commitments

We extend term loans and revolving lines of credit to vehicle and industrial equipment dealers for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and usually are guaranteed by the personal or corporate guarantees of the dealer principals or dealerships.  We also provide financing to various multi-franchise dealer organizations, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities according to the risks assumed in entering into the credit facility and competitive factors.  Approximately one percent of these lending commitments at March 31, 2010 is unsecured.  In addition, at March 31, 2010 and 2009, respectively, we extended $9.5 billion and $10.3 billion of wholesale financing demand note facilities not considered to be commitments.  We have also extended credit facilities to affiliates as described in Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 16 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2010, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2010 and 2009, no amounts have been recorded under these indemnification provisions.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  Aggregate contractual obligations and credit-related commitments in existence at March 31, 2010 are summarized as follows (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt1	$69,179	$32,473	$24,028	$5,011	$7,667
Estimated interest payments for debt2	5,314	1,6293	1,8114	871	1,003
Estimated net (receipts) under interest rate swap agreements2	(981)	(5)	(91)	(252)	(633)
Lending commitments5	6,363	6,363	-	-	-
Premises occupied under lease	92	21	30	18	23
Purchase obligations6	90	55	33	2	-
Total	$80,057	$40,536	$25,811	$5,650	$8,060

1 Debt includes the effects of fair market value changes and foreign currency transaction adjustments.
2 Interest payments for debt and swap agreements payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2010.
3 Includes $4 million in interest payments related to commercial paper and $13 million related to secured debt.
4 Includes $7 million in interest payments related to secured debt.
5 Lending commitments represent term loans and revolving lines of credit we extended to vehicle and industrial equipment dealers and affiliates.  Of the amount shown above, $5.2 billion was outstanding as of March 31, 2010.  The amount shown above excludes $9.5 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2010, of which $5.9 billion was outstanding at March 31, 2010.  The above lending commitments have various expiration dates.
6 Purchase obligations represent fixed or minimum payment obligations under supplier contracts.  The amounts included herein represent the minimum contractual obligations in certain situations; however, actual amounts incurred may be substantially higher depending on the particular circumstance, including in the case of information technology contracts, the amount of usage once we have implemented it.  Contracts that do not specify fixed payments or provide for a minimum payment are not included.  Certain contracts noted herein contain voluntary provisions under which the contract may be terminated for a specified fee, ranging up to $2.3 million, depending upon the contract.

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

Determination of the Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable future period losses on our earning assets resulting from the failure of customers or dealers to make required payments.  The level of credit losses is influenced primarily by two factors: default frequency and loss severity.  For evaluation purposes, exposures to credit losses are segmented into the two primary categories of “consumer” and “dealer”.  Our consumer portfolio is further segmented into retail finance receivables and lease earning assets, both of which are characterized by smaller contract balances than our dealer portfolio and homogenous populations.  Our dealer portfolio consists of loans related to dealer financing.  The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether reserves are considered adequate to cover probable losses.  For further discussion of the accounting treatment of our allowance for credit losses, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

The evaluation of the appropriateness of the allowance for credit losses and our exposure to credit losses involves estimates and requires significant judgment.  The estimate of credit losses is based upon information available through March 31, 2010.

Consumer Portfolio

The consumer portfolio is evaluated using methodologies such as roll rate analysis, credit risk grade/tier segmentation analysis, time series regression analysis, and vintage analysis.  Various techniques are used including segmenting retail receivables and lease earning assets into sub-pools by risk characteristics and reviewing historical delinquency and loss trends.  Management also reviews and analyzes external factors including, but not limited to, changes in economic conditions, actual or perceived quality, safety and reliability of Toyota and Lexus vehicles, unemployment levels, the used vehicle market, and consumer behavior.  In addition, internal factors, such as asset growth, purchase quality mix, and contract term length, are also considered in the review.   The majority of our credit losses is related to our consumer portfolio.

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

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The expected loss severity and default frequency on the vehicle retail and lease portfolios represent two of the key assumptions involved in determining the allowance for credit losses.  Holding other estimates constant, a 10 percent increase or decrease in either the estimated loss severity or the estimated default frequency on the vehicle retail installment sales and lease portfolios would have resulted in a change in the allowance for credit losses of $155 million as of March 31, 2010.

Determination of Residual Values

The determination of residual values on our lease portfolio involves estimating end-of-term market values of leased vehicles and industrial equipment.  Establishing these estimates involves various assumptions, complex analysis, and management judgment.  Actual losses incurred at lease termination could be significantly different from expected losses.  Substantially all of our residual value risk relates to our vehicle lease portfolio.  For further discussion of the accounting treatment of residual values on our lease earning assets, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

Residual values are estimated at lease inception by examining external industry data, the anticipated Toyota and Lexus product pipeline and our own experience.  Factors considered in this evaluation include, but are not limited to, local, regional and national economic forecasts, new vehicle pricing, new vehicle incentive programs, new vehicle sales, future plans for new Toyota and Lexus product introductions, competitor actions and behavior, product attributes of popular vehicles, the mix of used vehicle supply, the level of current used vehicle values, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, buying and leasing behavior trends, and fuel prices.  We periodically review the estimated end-of-term market values of leased vehicles to assess the appropriateness of their carrying values.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.  For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases in the Consolidated Statement of Income.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included under our retail  revenues in the Consolidated Statement of Income.

Sensitivity Analysis

Estimated return rates and end-of-term market values represent two of the key assumptions involved in determining the amount and timing of depreciation expense to be recorded in the Consolidated Statement of Income.

The vehicle lease return rate represents the number of end-of-term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us. In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us. A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.  At March 31, 2010, holding other estimates constant, if the return rate for our existing portfolio of leased vehicles were to increase by one percentage point from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $22 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

End-of-term market values determine the amount of loss severity at lease maturity.  Loss severity is the extent to which the end-of-term market value of a leased vehicle is less than the estimated residual value.  We may incur losses to the extent the end-of-term market value of a leased vehicle is less than the estimated residual value.  At March 31, 2010, holding other estimates constant, if end-of-term market values for returned units of leased vehicles were to decrease by one percent from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $60 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

Derivative Instruments

We manage our exposure to market risks such as interest rate and foreign currency risks with derivative instruments.  These instruments include interest rate swaps, foreign currency swaps, foreign currency forwards, and interest rate caps.  Our use of derivatives is limited to the management of interest rate and foreign currency risks.  For further discussion of the accounting treatment of our derivatives, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

We determine the application of derivatives accounting through the identification of hedging instruments, hedged items, and the nature of the risk being hedged, as well as the methodology used to assess the hedging instrument's effectiveness. The fair values of our over-the-counter derivative assets and liabilities are determined using quantitative models that require the use of multiple market inputs including interest and foreign exchange rates, prices and indices to generate yield or pricing curves and volatility factors, which are used to value the position. Market inputs are validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for derivative asset and liability positions that are either option-based or have longer maturity dates where observable market inputs are less readily available or are unobservable, in which case quantitative based extrapolations of rate, price or index scenarios are used in determining fair values.

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

During fiscal 2010, no material changes were made to the valuation models. For a description of the assets and liabilities carried at fair value and the controls over valuation, refer to Note 2 - Fair Value Measurements of the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the sensitivity of our financial instruments to changes in interest and foreign exchange rates.  Market risk is inherent in the financial instruments associated with our operations, including debt, investment securities, finance receivables and derivatives.  Our business and global capital market activities give rise to market sensitive assets and liabilities.

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

NII Sensitivity Model Assumptions

Interest rate scenarios were derived from implied forward curves based on market expectations.  Internal and external data sources were used for the reinvestment of maturing assets, refinancing of maturing debt and replacement of maturing derivatives.  The prepayment of retail and lease receivables was based on our historical experience and attrition projections, voluntary or involuntary.   We monitor our balance sheet positions, economic trends and market conditions, internal forecasts and expected business growth in an effort to maintain the reasonability of the NII sensitivity model.

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

NII Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2010	$4.9	($28.2)
March 31, 2009	($13.0)	$4.1

Our NII results show an asset sensitive position at March 31, 2010 and a liability sensitive position at March 31, 2009.

We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement such strategies to protect our net interest margins from the potential negative effects of changes in interest rates.  We have established risk limits to monitor and control our exposures.  Our current exposure is considered within tolerable limits.

Foreign currency risk

Foreign currency risk represents exposure to changes in the values of our current holdings and future cash flows denominated in other currencies.   To meet our funding objectives, we issue fixed and floating rate debt denominated in a number of different currencies. Our policy is to minimize exposures to changes in foreign exchange rates. Currency exposure related to foreign currency debt is hedged at issuance through the execution of foreign currency swaps and forwards which effectively converts our obligations on foreign denominated debt into U.S. dollar denominated 3-month LIBOR based payments.

Our debt is accounted for at amortized cost in our Consolidated Balance Sheet. We may elect to hedge our debt for changes in interest rate risk, foreign currency risk or both. If our debt is hedged, we adjust the carrying value of our debt to reflect changes in the fair value attributable to interest and foreign currency risks with an offsetting amount recorded in interest expense in the Consolidated Statement of Income. Additionally, we also recognize changes in the fair value of derivatives designated as hedges in interest expense in the Consolidated Statement of Income.

If we elect not to hedge our debt, it is initially translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance sheet date using the exchange rate in effect at that date. The associated foreign currency swaps are recorded at fair value.

Our foreign exchange portfolio is actively hedged and our current exposure is minimal.

Investment Securities Portfolio

Our investment securities portfolio is exposed to foreign currency risk related to international fixed income mutual funds.  We do not enter into derivatives to modify risks associated with our investment securities portfolio.

As of March 31, 2010, the cost of our international fixed income mutual funds was $144 million and the fair value was $154 million.  As of March 31, 2009, the cost and fair value of our international fixed income mutual funds were $120 million and $124 million, respectively.

Counterparty Credit Risk

We manage counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivatives counterparties to which we had credit exposure at March 31, 2010 were assigned investment grade ratings by a NRSRO.  In addition, we require counterparties that are or become rated BBB+ or lower to fully collateralize their net derivative exposures with us.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

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

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below (dollars in millions):

	March 31,
	2010	2009
Credit Rating
AA	$258	$92
A	333	77
Total net counterparty credit exposure1	$591	$169

1 Amounts exclude counterparty credit valuation adjustments of $10 million and $18 million in at March 31, 2010 and 2009, respectively.

The increase in net counterparty credit exposure is directly correlated to the increase in our derivative assets at March 31, 2010 as compared to March 31, 2009.  This increase is primarily the result of the weakening of the U.S. dollar relative to certain other currencies in which our currency swaps are denominated.   Refer to the “Interest Expense” section above for further discussion.

At March 31, 2010, we recorded a credit valuation adjustment of $10 million related to non-performance risk of our counterparties and a credit valuation adjustment of $4 million on our own non-performance risk.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers.  Changes in economic conditions may expose us to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults.

The following tables summarize our fixed income holding distribution as of March 31, 2010 and 2009 by market value and credit rating (dollars in millions):

	As of March 31, 2010
			Distribution by credit rating
Fixed income security category	Amortized cost	Fair value	AAA	AA	A	BBB	BB or below
Fixed income mutual funds	$1,106	$1,147	$-	$766	$322	$-	$59
Asset backed securities	635	644	594	-	50	-	-
Mortgage backed securities	143	151	139	-	6	-	6
U.S. treasury and government agency debt	49	49	49	-	-	-	-
Corporate debt securities	139	143	11	50	41	39	2
Municipal debt securities	6	6	-	3	3	-	-
Foreign government debt securities	22	22	13	9	-	-	-
Total	$2,100	$2,162	$806	$828	$422	$39	$67

	As of March 31, 2009
			Distribution by credit rating
Fixed income security category	Amortized cost	Fair value	AAA	AA	A	BBB	BB or below
Fixed income mutual funds	$1,334	$1,250	$651	$381	$176	$-	$42
Asset backed securities	384	376	370	1	1	3	1
Mortgage backed securities	188	183	175	3	1	2	2
U.S. treasury and government agency debt	70	71	71	-	-	-	-
Corporate debt securities	64	63	9	5	34	13	2
Municipal debt securities	3	3	1	-	2	-	-
Total	$2,043	$1,946	$1,277	$390	$214	$18	$47

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

A summary of the unrealized gains and losses on equity investments assuming a 10 percent and 20 percent adverse change in market prices is presented below.  Unrealized gains and losses are included in other comprehensive income in the Consolidated Statement of Shareholder’s Equity (dollars in millions):

	March 31,
	2010	2009
Cost	$252	$246
Fair market value	$359	$241
Unrealized gain (loss), net of tax	$65	($3)
With estimated 10 percent adverse change, net of tax	$43	($18)
With estimated 20 percent adverse change, net of tax	$22	($33)

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries (the "Company") at March 31, 2010 and March 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
June 10, 2010

 TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Dollars in millions)

	Fiscal years ended March 31,
	2010	2009	2008
Financing revenues:
Operating lease	$4,739	$4,925	$4,433
Retail	3,086	3,317	3,112
Dealer	338	558	647
Total financing revenues	8,163	8,800	8,192

Depreciation on operating leases	3,564	4,176	3,299
Interest expense	2,023	2,956	4,151
Net financing revenues	2,576	1,668	742

Insurance earned premiums and contract revenues	452	421	385
Investment and other income, net	228	11	301
Net financing revenues and other revenues	3,256	2,100	1,428

Expenses:
Provision for credit losses	604	2,160	809
Operating and administrative	760	799	841
Insurance losses and loss adjustment expenses	213	193	158
Total expenses	1,577	3,152	1,808

Income (loss) before income taxes	1,679	(1,052)	(380)
Provision for (benefit from) income taxes	616	(429)	(157)

Net income (loss)	$1,063	($623)	($223)

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	March 31,
	2010	2009
ASSETS

Cash and cash equivalents	$4,343	$6,298
Restricted cash	173	-
Investments in marketable securities	2,521	2,187
Finance receivables, net	55,087	54,574
Investments in operating leases, net	17,151	17,980
Other assets	1,918	2,640
Total assets	$81,193	$83,679

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$69,179	$72,983
Deferred income taxes	3,290	2,454
Other liabilities	3,451	4,149
Total liabilities	75,920	79,586

Commitments and contingencies (Note 16)

Shareholder's equity:
Capital stock, $10,000 par value (100,000 shares authorized;
91,500 issued and outstanding)	915	915
Additional paid-in capital	1	1
Accumulated other comprehensive income (loss)	104	(63)
Retained earnings	4,253	3,240
Total shareholder's equity	5,273	4,093
Total liabilities and shareholder's equity	$81,193	$83,679

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
(Dollars in millions)
	Capital stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total
BALANCE AT MARCH 31, 2007	$915	$-	$52	$4,064	$5,031
Net loss for the year ended March 31, 2008	-	-	-	(223)	(223)
Net unrealized loss on available-for-sale marketable securities, net of tax benefit of $16 million	-	-	(27)	-	(27)
Reclassification adjustment for net gain included in net income, net of tax provision of $14 million	-	-	(25)	-	(25)
Total comprehensive loss	-	-	(52)	(223)	(275)
Advances to TFSA	-	-	-	(3)	(3)
Reclassification to re-establish receivable due from TFSA (Note 17)	-	-	-	27	27
BALANCE AT MARCH 31, 2008	$915	$-	$-	$3,865	$4,780
Net loss for the year ended March 31, 2009	-	-	-	(623)	(623)
Net unrealized loss on available-for-sale marketable securities, net of tax benefit of $38 million	-	-	(64)	-	(64)
Reclassification adjustment for net loss included in net income, net of tax benefit of $0	-	-	1	-	1
Total comprehensive loss	-	-	(63)	(623)	(686)
Effects of accounting change regarding pension plan measurement date	-	-	-	(2)	(2)
Stock-based compensation	-	1	-	-	1
BALANCE AT MARCH 31, 2009	$915	$1	($63)	$3,240	$4,093
Net income for the year ended March 31, 2010	-	-	-	1,063	1,063
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $95 million	-	-	154	-	154
Reclassification adjustment for net loss included in net income, net of tax benefit of $8 million	-	-	13	-	13
Total comprehensive income	-	-	167	1,063	1,230
Dividends	-	-	-	(50)	(50)
BALANCE AT MARCH 31, 2010	$915	$1	$104	$4,253	$5,273
See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
	Fiscal years ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,063	($623)	($223)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,683	4,316	3,445
Recognition of deferred income	(1,032)	(1,014)	(896)
Provision for credit losses	604	2,160	809
Amortization of deferred origination fees	327	327	402
Fair value adjustments and amortization of premiums and discounts associated with debt, net	2,530	(3,599)	1,810
Net (gain) loss from sale of marketable securities	(15)	11	(76)
Other-than-temporary impairment of marketable securities	7	181	5
Net change in:
Restricted cash	(173)	-	-
Derivative assets	(411)	1,359	(291)
Other assets	151	273	(274)
Deferred income taxes	733	(626)	19
Derivative liabilities	(774)	241	1,003
Other liabilities	110	(292)	501
Net cash provided by operating activities	6,803	2,714	6,234
Cash flows from investing activities:
Purchase of investments in marketable securities	(1,097)	(2,163)	(1,813)
Disposition of investments in marketable securities	1,046	1,631	1,313
Acquisition of finance receivables	(21,196)	(23,350)	(26,466)
Collection of finance receivables	20,554	20,857	20,081
Net change in dealer receivables (excluding term loans)	(189)	1,839	(1,853)
Acquisition of investments in operating leases	(7,241)	(7,626)	(8,655)
Disposals of investments in operating leases	4,805	4,144	3,394
Advances to affiliate	(2,313)	(6,733)	(2,806)
Repayments from affiliates	3,269	6,159	2,127
Other, net	(25)	(24)	-
Net cash used in investing activities	(2,387)	(5,266)	(14,678)
Cash flows from financing activities:
Proceeds from issuance of debt	8,838	22,925	21,914
Proceeds from secured borrowings	2,995	-	-
Payments on debt	(21,595)	(18,777)	(15,159)
Net change in commercial paper	1,477	1,996	965
Net advances from TFSA (Note 17)	-	-	131
Advances from affiliates (Note 17)	2,001	2,000	-
Repayments to affiliates (Note 17)	(37)	(30)	-
Dividends paid to TFSA	(50)	-	-
Net cash (used in) provided by financing activities	(6,371)	8,114	7,851
Net (decrease) increase in cash and cash equivalents	(1,955)	5,562	(593)
Cash and cash equivalents at the beginning of the period	6,298	736	1,329
Cash and cash equivalents at the end of the period	$4,343	$6,298	$736
Supplemental disclosures:
Interest paid	$2,124	$2,647	$2,968
Income taxes received, net	$207	$3	$133
Non-cash financing:
Capital contribution for stock-based compensation	$-	$1	$-
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

We provide a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers in the United States (excluding Hawaii) (the “U.S.”) and Puerto Rico.  Our products fall primarily into the following product categories:

•
Retail Finance - We acquire a broad range of finance products including retail installment sales contracts (or retail contracts) in the U.S. and Puerto Rico and leasing contracts accounted for as either direct finance leases or operating leases (or lease contracts) from vehicle and industrial equipment dealers in the U.S.

•
Dealer Financing – We provide wholesale financing (also referred to as floorplan financing), term loans, revolving lines of credit, and real estate financing to vehicle and industrial equipment dealers in the U.S. and Puerto Rico.

•
Insurance - Through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly-owned subsidiary, we provide marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers.  We also provide coverage and related administrative services to certain of our affiliates in the U.S.

Our primary finance and insurance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus vehicle dealers.  As of March 31, 2010, approximately 21 percent of vehicle retail contracts and lease assets were concentrated in California, 10 percent in Texas, 8 percent in New York, and 6 percent in New Jersey.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Basis of Presentation

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of TMCC and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated.

We consolidate all variable interest entities where we are the primary beneficiary.  We assess whether we are the primary beneficiary by performing qualitative and quantitative analysis of the risks of expected losses.  The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns or both.  Upon the occurrence of certain events, we reconsider whether we are the primary beneficiary.

Par Value

On April 1, 2010, the par value of our capital stock was changed from $10,000 per share to no par value.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

Revenue Recognition

Retail Contracts and Dealer Financing Revenues

Revenues associated with retail contracts and dealer financing are recognized so as to approximate a level rate of return over the contract term.  Incremental direct costs incurred in connection with the acquisition of retail contracts and dealer financing receivables, including incentive and rate participation payments made to vehicle dealers, are capitalized and amortized so as to approximate a level rate of return over the term of the related contracts.  Payments received on affiliate sponsored special rate programs (“subvention”) are deferred and recognized so as to approximate a level return over the term of the related contracts.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Operating Lease Revenues

Investments in operating leases are recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value.  Operating lease revenue is recorded to income on a straight-line basis over the term of the lease.  Incremental direct costs and fees paid or received in connection with the acquisition of operating leases, including incentive and rate participation payments made to vehicle dealers and acquisition fees collected from customers, are capitalized or deferred and amortized on a straight-line basis over the term of the related contract.  Payments received on subvention programs are deferred and recognized on a straight-line basis over the term of the related contracts.  Operating lease revenue is recorded net of sales taxes collected from customers.

Direct Finance Lease Revenues

At lease inception, we record the aggregate future minimum lease payments, contractual residual value of the leased vehicle, and unearned income.  Unearned income includes deferred subvention payments received from affiliates.  Revenue is recognized over the lease term so as to approximate a level rate of return on the outstanding net investment.  Incremental direct costs and fees paid or received in connection with the acquisition of direct finance leases, including incentive and rate participation payments made to vehicle dealers and acquisition fees collected from customers, are capitalized or deferred and amortized so as to approximate a level rate of return over the term of the related contracts.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses on our earning assets resulting from the failure of customers or dealers to make contractual payments.  Management evaluates the allowance at least quarterly, considering a variety of factors and assumptions to determine whether the allowance is considered adequate to cover probable and estimable losses incurred as of the balance sheet date.  The allowance for credit losses is management’s estimate of the amount of probable credit losses in our existing portfolio.

The majority of the allowance for credit losses covers estimated losses on the homogenous portfolio of retail and lease contracts, which are collectively evaluated for impairment.  In addition, we establish specific reserves to cover the estimated losses on individual impaired loans within the dealer financing portfolio.

Increases to the allowance for credit losses are accompanied by corresponding charges to the provision for credit losses.  Account balances are charged off when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first.  Related collateral, if recoverable, is repossessed and sold.  Any shortfalls between proceeds received from the sale of repossessed collateral and the amounts due from customers are charged against the allowance.  The allowance related to our earning assets is included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet.

Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.  This change resulted in an increase in charge-offs of $38 million for the quarter ended March 31, 2010.

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

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in other liabilities in the Consolidated Balance Sheet.  Estimated liabilities are reviewed regularly and we recognize any adjustments in the periods in which they are determined.  If anticipated losses, loss adjustment expenses, unamortized acquisition costs and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

Cash and Cash Equivalents

Cash equivalents, consisting primarily of money market instruments and debt securities, represent highly liquid investments with maturities of three months or less at purchase.

Restricted Cash

Restricted cash represents customer collections on securitized receivables to be distributed to investors as payments on the related secured debt.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Investments in Marketable Securities

Investments in marketable securities consist of debt and equity securities.  Debt and equity securities designated as available-for-sale (“AFS”) are carried at fair value using quoted market prices where available with unrealized gains or losses included in Accumulated Other Comprehensive Income (“AOCI”), net of applicable taxes.  We use the specific identification method to determine realized gains and losses related to our investment portfolio.  Realized investment gains and losses are reflected in Investment and Other Income in the Consolidated Statement of Income.

Other-than-Temporary Impairment

We periodically evaluate unrealized losses on our AFS debt securities portfolio for other-than-temporary impairment (“OTTI”).  If we have no intent to sell and we believe that it is more likely than not we will not be required to sell these securities prior to recovery, the credit loss component of the unrealized losses are recognized in Investment and Other Income, net in the Consolidated Statement of Income, while the remainder of the loss is recognized in AOCI. The credit loss component recognized in Investment and Other Income, net in the Consolidated Statement of Income is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using a credit cash flow analysis for debt securities.

We perform periodic reviews of our AFS equity securities to determine whether unrealized losses are temporary in nature.  If losses are considered to be other-than-temporary, the cost basis of the security is written down to fair value and the write down is reflected in Investment and Other Income, net in the Consolidated Statement of Income.

Finance Receivables and Investments in Operating Leases

We record our finance receivables, which consist of retail and dealer accounts, and investment in operating leases at the amount outstanding, including accrued interest and deferred costs, net of the allowance for credit losses, unearned income and any net deferred fees.

Impaired Receivables

A receivable account balance is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the contract.  Impaired receivables include certain nonaccrual dealer financing receivables accounts for which an allowance has been recorded based on either the discounted cash flows, the market value, or the fair value of the underlying collateral.  Impaired accounts also include dealer receivable balances that have been modified in troubled debt restructurings through concession to borrowers experiencing financial difficulties.  Troubled debt restructurings typically result from our loss mitigation activities and could include rate reductions, principal forgiveness, interest forbearance, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Nonaccrual Policy

Dealer Financing Receivables

Account balances for dealer financing receivables are placed on nonaccrual status if full payment of principal or interest is in doubt, or when principal or interest is 90 days or more past due. Collateral dependent loans are placed on nonaccrual status if collateral is insufficient to cover principal and interest. Interest accrued but not collected at the date a receivable is placed on nonaccrual status is reversed against interest income. In addition, the amortization of net deferred fees is suspended.  Interest income on nonaccrual receivables is recognized only to the extent it is received in cash. Accounts are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured.  Receivable balances are charged off against the allowance for credit losses when it is probable that a loss has been realized.

Retail Receivables and Investments in Operating Leases

Retail receivables and investments in operating leases are not placed on nonaccrual status when principal or interest is 90 days or more past due.  Rather, these receivables are charged off when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first.  Prior to the fourth quarter of 2010, an account was considered contractually delinquent when it was 150 days past due.  Beginning with the fourth quarter of 2010, we changed our charge-off policy from 150 to 120 days past due.  This change resulted in an increase in charge-offs of $38 million for the quarter ended March 31, 2010.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

At least quarterly we review the estimated end-of-term market values of leased vehicles to assess the appropriateness of the carrying values. To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value. Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception discussed above. These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among these factors in the future. For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases in the Consolidated Statement of Income. For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included under our retail revenues in the Consolidated Statement of Income.

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

Used Vehicles Held for Sale

Used vehicles held for sale consist of off-lease vehicles and repossessed vehicles.  Off-lease vehicles are stated at the lower of cost, determined based on the contractual lease value, or market, using recent sales values.  Repossessed vehicles are stated at market, based on the same method used to estimate the residual value for off-lease vehicles.

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

We also issue debt which is considered a “hybrid financial instrument”.  These debt instruments are assessed to determine whether they contain embedded derivatives requiring separate reporting and accounting.  The embedded derivative may be bifurcated and recorded on the balance sheet at fair value or the entire financial instrument may be recorded at fair value. Changes in the fair value of the embedded derivative or the entire hybrid financial instrument are reported in interest expense in the Consolidated Statement of Income.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

New Accounting Guidance

In October 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that sets forth the requirements that must be met for a company to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. This accounting guidance is effective for us on April 1, 2011 and will not have a material impact on our consolidated financial condition or results of operations.

In October 2009, the FASB issued accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality. The accounting guidance more closely reflects the underlying economics of these transactions. This accounting guidance is effective for us on April 1, 2011 and will not have a material impact on our consolidated financial condition or results of operations.

In June 2009, the FASB issued accounting guidance which requires entities to provide greater transparency about transfers of financial assets and a company’s continuing involvement in those transferred financial assets. The accounting guidance also removes the concept of a qualifying special purpose entity. This accounting guidance is effective for us beginning April 1, 2010 and will not have a material impact on our consolidated financial condition or results of operations.

In June 2009, the FASB issued accounting guidance which changes the existing consolidation model for variable interest entities to a new model based on a qualitative assessment of power and economics. This accounting guidance is effective for us beginning April 1, 2010 and will not have a material impact on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Guidance

In January 2010, the FASB amended the fair value measurements and disclosure guidance to provide increased disclosures about transfers of financial assets in and out of Levels 1 and 2.  In addition, all activity in Level 3 must be presented separately.  We have adopted these disclosures effective March 31, 2010.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements

Fair Value Measurement – Definition and Hierarchy

The accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs by requiring that observable inputs be used when available.  Fair value should be based on assumptions that market participants would use, including a consideration of nonperformance risk.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted (unadjusted) prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  Examples of assets currently utilizing Level 1 inputs are most U.S. government securities, actively exchange-traded equity mutual funds, and money market funds.

Level 2:  Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.  Examples of assets and liabilities currently utilizing Level 2 inputs are U.S. government agency securities, corporate bonds, mortgage-backed and asset-backed securities, private placement investments in fixed income mutual funds, and most over-the-counter (“OTC”) derivatives.

Level 3:  Unobservable inputs that are supported by little or no market activity may require significant judgment in order to determine the fair value of the assets and liabilities.  Examples of assets and liabilities currently utilizing Level 3 inputs are structured OTC derivatives and asset-backed securities with limited activity or less transparency around inputs to the valuation.

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

We review the appropriateness of fair value measurements including validation processes, key model inputs, and the reconciliation of period-over-period fluctuations based on changes in key market inputs.  All fair value measurements are subject to our analysis.  Review and approval by management is required as part of the validation process.

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

Valuation Methods

The following section describes the valuation methodologies used for financial instruments measured at fair value, key inputs and significant assumptions.

Cash Equivalents

Cash equivalents, consisting primarily of money market instruments, represent highly liquid investments with maturities of three months or less at purchase.  Generally, quoted market prices are used to determine the fair value of money market instruments.

Marketable Securities

The marketable securities portfolio consists of debt and equity securities.  We use quoted prices of identical securities for all U.S. government bonds, exchange-traded equity mutual funds and all other securities if available.

If quoted market prices are not available for specific securities, then we may estimate the value of such instruments using observed transaction prices, independent pricing services, pricing models or discounted cash flows.  Where there is limited market activity or less transparency around inputs to the valuation model for certain collateralized mortgage and debt obligations, asset-backed securities, and high-yield debt securities, the determination of fair value may require benchmarking yields to that of similar instruments or analyzing default rates.  In addition, asset-backed securities may be valued based on external prices or market spreads, using current market assumptions on prepayment speeds and default rates. For certain other asset-backed securities where the external price is not observable, we may incorporate the deal collateral performance and tranche level attributes into our valuation analysis.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

We hold investments in exchange-traded equity mutual funds and private placement fixed income mutual funds. Where the funds produce a daily net asset value (“NAV”) that is quoted in an active market, the NAV is used to value the fund investment and is classified in level 1 of the valuation hierarchy. Where the funds produce a daily NAV that is based on a combination of quoted prices from identical and similar securities and/or observable inputs, the funds are classified within level 2.

Derivatives

As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter.  All of our derivative counterparties to which we had credit exposure at March 31, 2010 were assigned investment grade ratings by a nationally recognized statistical rating organization (“NRSRO”).

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

Our derivative fair value measurements consider assumptions about counterparty credit risk and our own non-performance risk.  Generally, we assume that a valuation that uses the London Interbank Offered Rate (“LIBOR”) curve to convert future values to present value is appropriate for derivative assets and liabilities.  We consider counterparty credit risk and our own non-performance risk through credit valuation adjustments.  In situations in which our net position with a derivative counterparty is an asset, the counterparty credit valuation adjustment calculation uses the credit default probabilities of our derivative counterparties over a particular time period.  In situations where our net position with a derivative counterparty is a liability, we use our own credit default probability to calculate the required non-performance credit valuation adjustment.  We use a relative fair value approach to allocate the credit valuation adjustments to our derivatives portfolio.

As of March 31, 2010, we reduced our derivative liabilities in the amount of $4 million to account for our own non-performance risk.  Derivative assets were reduced $10 million to account for counterparty credit risk.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Finance Receivables

Our finance receivables are not carried at fair value on a recurring basis on the balance sheet.  In certain instances, for finance receivables where there is evidence of impairment we may use an observable market price or the fair value of collateral if the loan is collateral dependent.  The fair values of impaired finance receivables based on the collateral value or market prices where available are reported at fair value on a nonrecurring basis.  Additional adjustments may be considered to reflect current market conditions when estimating fair value.

Other Assets

In fiscal 2009, other assets included a net receivable from a money market mutual fund, which was adversely affected by the liquidity crisis in the marketplace.  Since the net asset value of the money market mutual fund was no longer publicly available, we used net present value techniques adjusted for credit and liquidity risks and reported this in other assets.  On March 31, 2009, we considered the money market mutual fund impaired and recorded a $35 million impairment.  The net realizable value of $26 million was subsequently collected during the fiscal year ended March 31, 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

The following table summarizes our financial assets and liabilities that were accounted for at fair value as of March 31, 2010, by level within the fair value hierarchy (dollars in millions):

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3	Counterparty netting & collateral 1	Fair value

Cash equivalents	$4,256	$-	$-	$-	$4,256
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	25	24	-	-	49
Municipal debt securities	-	6	-	-	6
Foreign government debt securities	-	22	-	-	22
Corporate debt securities	-	143	-	-	143
Mortgage-backed securities:
Agency mortgage-backed securities	-	120	-	-	120
Non-agency residential mortgage-backed securities	-	8	-	-	8
Non-agency commercial mortgage-backed securities	-	23	-	-	23
Asset-backed securities	-	641	3	-	644
Equity instruments:
Fixed income mutual funds
Short-term sector fund	-	32	-	-	32
U.S. government sector fund	-	250	-	-	250
Municipal sector fund	-	39	-	-	39
Investment grade corporate sector fund	-	260	-	-	260
High-yield sector fund	-	22	-	-	22
Mortgage sector fund	-	360	-	-	360
Asset-backed securities sector fund	-	30	-	-	30
Emerging market sector fund	-	37	-	-	37
International sector fund	-	117	-	-	117
Equity mutual fund – S&P 500 index	359	-	-	-	359
Available-for-sale securities total	384	2,134	3	-	2,521
Derivative assets: 2
Foreign currency swaps	-	2,454	158	-	2,612
Interest rate swaps	-	288	39	-	327
Counterparty netting and collateral1	-	-	-	(2,358)	(2,358)
Derivative assets total	-	2,742	197	(2,358)	581
Embedded derivative assets	-	-	4	-	4
Total assets 3	4,640	4,876	204	(2,358)	7,362
Derivative liabilities: 2
Foreign currency swaps	-	(370)	(89)	-	(459)
Interest rate caps	-	(1)	-	-	(1)
Interest rate swaps	-	(1,180)	(23)	-	(1,203)
Counterparty netting and collateral1	-	-	-	1,130	1,130
Derivative liabilities total	-	(1,551)	(112)	1,130	(533)
Embedded derivative liabilities	-	-	(34)	-	(34)
Total liabilities 3	-	(1,551)	(146)	1,130	(567)
Total net assets and liabilities	$4,640	$3,325	$58	($1,228)	$6,795

1   We have met the accounting guidance for setoff criteria and have elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist.

2 Includes derivative asset counterparty credit valuation adjustment of $10 million and derivative liability non-performance credit valuation adjustment of $4 million.
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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

The following table summarizes our financial assets and liabilities that were accounted for at fair value as of March 31, 2009, by level within the fair value hierarchy (dollars in millions):

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3	Counterparty netting & collateral 1	Fair value
Cash equivalents	$6,129	$-	$-	$-	$6,129
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	44	27	-	-	71
Municipal debt securities	-	3	-	-	3
Foreign government debt securities	-	-	-	-	-
Corporate debt securities	-	63	-	-	63
Mortgage-backed securities:
Agency mortgage-backed securities	-	114	-	-	114
Non-agency residential mortgage-backed securities	-	37	-	-	37
Non-agency commercial mortgage-backed securities	-	32	-	-	32
Asset-backed securities	-	376	-	-	376
Equity instruments:
Preferred stock	1	-	-	-	1
Fixed income mutual funds
Short-term sector fund	-	36	-	-	36
U.S. government sector fund	-	188	-	-	188
Municipal sector fund	-	43	-	-	43
Investment grade corporate sector fund	-	176	-	-	176
High-yield sector fund	-	13	-	-	13
Mortgage sector fund	-	625	-	-	625
Asset-backed securities sector fund	-	19	-	-	19
Emerging market sector fund	-	29	-	-	29
International sector fund	-	95	-	-	95
Real return sector fund	-	26	-	-	26
Equity mutual fund – S&P 500 index	240	-	-	-	240
Available-for-sale securities total	285	1,902	-	-	2,187
Derivative assets: 2
Foreign currency swaps	-	1,487	40	-	1,527
Forward contracts	-	34	-	-	34
Interest rate swaps	-	499	119	-	618
Counterparty netting and collateral1	-	-	-	(2,028)	(2,028)
Derivative assets total	-	2,020	159	(2,028)	151
Embedded derivative liabilities	-	-	24	-	24
Total assets 3	6,414	3,922	183	(2,028)	8,491
Derivative liabilities: 2
Foreign currency swaps	-	(1,405)	(185)	-	(1,590)
Interest rate swaps	-	(1,504)	(31)	-	(1,535)
Counterparty netting and collateral1	-	-	-	1,808	1,808
Derivative liabilities total	-	(2,909)	(216)	1,808	(1,317)
Embedded derivative liabilities	-	-	(25)	-	(25)
Total liabilities 3	-	(2,909)	(241)	1,808	(1,342)
Total net assets and liabilities	$6,414	$1,013	($58)	($220)	$7,149

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

The determination in classifying a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement.  There were no transfers between Level 1 and Level 2 securities during the year ended March 31, 2010.  The following table summarizes the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended March 31, 2010 (dollars in millions).

Fiscal Year Ended March 31, 2010

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Debt Instruments			Derivatives				Total net assets (liabilities)
	Non-agency residential mortgage-backed securities	Asset-backed securities	Available-for-sale securities total	Interest rate swaps	Foreign currency swaps	Embedded derivative liabilities, net	Total Derivatives
Fair value, April 1, 2009	$-	$-	$-	$88	($145)	($1)	($58)	($58)
Total gains/(losses)
Included in earnings	-	-	-	21	277	(29)	269	269
Included in other comprehensive income	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	3	3	-	-	-	-	3
Issuances	-	-	-	-	-	-	-	-
Sales	-	(1)	(1)	-	-	-	-	(1)
Settlements	-	-	-	(83)	(63)	-	(146)	(146)
Transfers in to Level 3 1	1	1	2	-	-	-	-	2
Transfers out of Level 3 1	(1)	-	(1)	(10)	-	-	(10)	(11)
Fair value, March 31, 2010	$-	$3	$3	$16	$69	($30)	$55	$58
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at the reporting date				$27	$258	($29)	$256	$256

1 Transfers in and transfers out are recognized at the end of the reporting period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Fiscal Year Ended March 31, 2009

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Debt Instruments				Derivatives				Other Assets	Total net assets (liabilities)
	Non-agency residential mortgage-backed securities	Corporate debt securities	Asset-backed securities	Available-for-sale securities total	Interest rate swaps	Foreign currency swaps	Embedded derivative liabilities, net	Total Derivatives
Fair value, April 1, 2008	$-	$-	$-	$-	$130	$165	($40)	$255	$-	$255
Total gains/(losses)
Included in earnings	-	-	(1)	(1)	15	(297)	39	(243)	-	(244)
Included in other comprehensive income	-	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	2	-	2	-	-	-	-	-	2
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	(1)	-	-	(1)	-	-	-	-	-	(1)
Settlements	-	-	-	-	(57)	(13)	-	(70)	(363)	(433)
Transfers in to Level 3 1	1	-	1	2	-	-	-	-	424	426
Transfers out of Level 3 1	-	(2)	-	(2)	-	-	-	-	(61)	(63)
Fair value, March 31, 2009	$-	$-	$-	$-	$88	($145)	($1)	($58)	$-	($58)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at the reporting date					$24	($196)	$28	($144)	$-	($144)

1 Transfers in and transfers out are recognized at the end of the reporting period.

 TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances, for example, when there is evidence of impairment.  For these assets, we disclose the fair value on a nonrecurring basis and any changes in fair value during the reporting period.

The following tables present the financial instruments carried on the Consolidated Balance Sheet by caption and by level within the valuation hierarchy for which a fair value measurement on a recurring basis has been recorded during the reporting period (dollars in millions):

Fair value measurements on a nonrecurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$143	$143
Total assets at fair value on a nonrecurring basis	$-	$-	$143	$143

Fair value measurements on a nonrecurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$237	$237
Other assets	-	-	26	26
Total assets at fair value on a nonrecurring basis	$-	$-	$263	$263

Nonrecurring Fair Value Changes

The following table presents the total change in fair value of financial instruments measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statement of Income (dollars in millions):

	Years ended March 31,
	2010	2009
Finance receivables, net	($27)	($64)
Other assets	-	(35)
Total nonrecurring fair value losses	($27)	($99)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Significant Changes to Level 3 Assets During the Period

Level 3 assets net, reported at fair value on a recurring basis increased $116 million (net) for the year ended March 31, 2010. The increase is primarily attributable to the fair value of foreign exchange derivatives appreciating because the U.S. dollar has continued to weaken relative to other major currencies in our portfolio.

The $26 million impaired balance of our money market mutual fund recorded in other assets was fully repaid in fiscal 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Fair Value of Financial Instruments

The accounting guidance for financial instruments requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair value.  Financial instruments that are within the scope of this accounting guidance are included in the table below.

The following is a description of financial instruments for which the ending balances as of March 31, 2010 are not carried at fair value in their entirety on the Consolidated Balance Sheet.

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

Commercial Paper

The carrying value of commercial paper is assumed to approximate fair value due to these instruments’ short duration and generally negligible credit risk.  We validate this assumption using quoted market prices where available.

Unsecured Notes and Loans Payable

We use quoted market prices for debt when available.  When quoted market prices are not available, fair value is estimated based on current market rates and credit spreads for debt with similar maturities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Fair Value of Financial Instruments (continued)

Secured Notes and Loans Payable

Fair value is estimated based on current market rates and credit spreads for debt with similar maturities.  We also use internal assumptions, including prepayment speeds and expected credit losses on the underlying securitized assets, to estimate the timing of cash flows to be paid on these instruments.

The carrying value and estimated fair value of certain financial instruments at March 31, 2010 and 2009 were as follows (dollars in millions):

	At March 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Finance receivables, net1	$54,775	$56,568	$54,165	$53,838

Financial liabilities
Commercial paper	$19,466	$19,466	$18,027	$18,027
Unsecured notes and loans payable2	$46,713	$47,189	$54,956	$55,101
Secured notes and loans payable	$3,000	$3,006	$-	$-

1 Finance receivables are presented net of allowance for loan and losses. Amounts exclude related party transactions and direct finance leases.

2  Carrying value of unsecured notes and loans payable represents the sum of notes and loans payable and carrying value adjustment.  Also included in unsecured notes and loans payable is $4.1 billion and $2.0 billion of loans payable to affiliates at March 31, 2010 and 2009, respectively, that are carried at amounts that approximate fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows (dollars in millions):

	March 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$49	$-	$-	$49
Municipal debt securities	6	-	-	6
Foreign government debt securities	22	-	-	22
Corporate debt securities	139	4	-	143
Mortgage-backed securities:
U.S. government agency	116	4	-	120
Non-agency residential	7	1	-	8
Non-agency commercial	20	3	-	23
Asset-backed securities	635	9	-	644
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	32	-	-	32
U.S. government sector fund	271	-	(21)	250
Municipal sector fund	35	4	-	39
Investment grade corporate sector fund	235	25	-	260
High-yield sector fund	15	7	-	22
Mortgage sector fund	345	15	-	360
Asset-backed securities sector fund	29	1	-	30
Emerging market sector fund	33	4	-	37
International sector fund	111	6	-	117
Equity mutual fund – S&P 500 Index	252	107	-	359
Total investments in marketable securities	$2,352	$190	($21)	$2,521

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Marketable Securities (Continued)

	March 31, 20091
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$70	$2	($1)	$71
Municipal debt securities	3	-	-	3
Foreign government debt securities	-	-	-	-
Corporate debt securities	64	1	(2)	63
Mortgage-backed securities:
U.S. government agency	110	4	-	114
Non-agency residential	45	1	(9)	37
Non-agency commercial	33	1	(2)	32
Asset-backed securities	384	-	(8)	376
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	45	-	(9)	36
U.S. government sector fund	218	-	(30)	188
Municipal sector fund	45	-	(2)	43
Investment grade corporate sector fund	211	-	(35)	176
High-yield sector fund	13	-	-	13
Mortgage sector fund	632	-	(7)	625
Asset-backed securities sector fund	26	-	(7)	19
Emerging market sector fund	31	-	(2)	29
International sector fund	89	6	-	95
Real return sector fund	24	2	-	26
Preferred stock – domestic	1	-	-	1
Equity mutual fund – S&P 500 Index	245	-	(5)	240
Total investments in marketable securities	$2,289	$17	($119)	$2,187
1 Prior period amounts have been reclassified to conform to the current period presentation.

At March 31, 2010, corporate debt securities with a fair value of $143 million included commercial paper issued by an affiliated party with a fair value of $50 million.  Related income recorded during the year ended March 31, 2010 was $25,000.

Total fair value of mortgage-backed securities at March 31, 2010 and 2009, was $151 million and $183 million, respectively.  Total fair value of the mortgage sector fund at March 31, 2010 and 2009 was $360 million and $625 million, respectively.  The total fair value related to subprime mortgage-backed securities was $37 million and $54 million at March 31, 2010 and 2009, respectively.

Total fair value of asset-backed securities at March 31, 2010 and 2009, was $644 million and $376 million, respectively.  The majority of our asset-backed securities are comprised of automobile collateral.  The fair value of asset-backed securities with collateral consisting primarily of Toyota vehicles is $627 million and $363 million at March 31, 2010 and 2009, respectively.

The fixed income mutual funds are private placement funds.  The total fair value of private placement fixed income mutual funds was $1.1 billion and $1.3 billion at March 31, 2010 and 2009, respectively.  For each fund, cash redemption limits may apply every 90 day period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Marketable Securities (Continued)

Other-Than-Temporarily Impaired Securities

In April 2009, the FASB amended the OTTI model for debt securities. The impairment model for equity securities was not affected. Under the revised accounting guidance, an OTTI loss with respect to debt securities must be recognized in earnings if we have the intent to sell the debt security or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis.

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

For debt securities, we also consider the factors identified previously.  However, for debt securities that we do not intend to sell or with respect to which it is more likely than not that we will not be required to sell, we also evaluate expected cash flows to be received to determine whether a credit loss has occurred.  In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in AOCI.  For debt securities that we intend to sell or where it is more likely than not that we will be required to sell, the OTTI loss is recorded in earnings.

OTTI Recognition and Measurement

In April 2009, we adopted the new accounting guidance for OTTI and did not record a transition adjustment for securities held at March 31, 2009 that were previously considered other-than-temporarily impaired as we intend to sell or believe it is more likely than not that we will be required to sell the securities for which we had previously recognized OTTI.

As of March 31, 2010, AFS debt securities that were identified as other-than-temporarily impaired were written down to their current fair value.  For debt securities that we intend to sell or that we believe it is more likely than not that we will be required to sell prior to recovery, an OTTI loss was recognized in earnings.  There were no credit losses on impaired debt securities.  Additionally, there were no AFS equity securities deemed to be other-than-temporarily impaired, and therefore, all unrealized losses on AFS equity securities were recognized in AOCI.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Marketable Securities (Continued)

The following table presents other-than-temporary impairment losses that are included in realized losses (dollars in millions):

	Year ended March 31, 2010
	Non-agency residential mortgage backed securities	Asset-backed securities	Total
Total other-than-temporary impairment losses	$5	$2	$7
Less: Portion of loss recognized in other comprehensive income (pre-tax)1	-	-	-
Net impairment losses recognized in income2	$5	$2	$7

	Year ended March 31, 2009
	Corporate bonds	Non-agency residential mortgage backed securities	Non-agency commercial mortgage backed securities	Asset-backed securities	Fixed income mutual funds	Equity mutual funds	Total
Total other-than-temporary impairment losses	$3	$19	$7	$4	$7	$141	$181
Less: Portion of loss recognized in other comprehensive income (pre-tax)1	-	-	-	-	-	-	-
Net impairment losses recognized in income2	$3	$19	$7	$4	$7	$141	$181

1 Represents the non-credit component impact of the other-than-temporary impairment on AFS debt securities.
2 Represents the other-than-temporary impairment on AFS debt and equity securities included in Investment and Other Income in the Consolidated Statement of Income.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Marketable Securities (Continued)

The following tables present the aging of fair value and gross unrealized losses for AFS securities (dollars in millions):

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
Equity instruments:
U.S. government sector fund	$-	$-	$250	($21)	$250	($21)
Total investments in marketable securities	$-	$-	$250	($21)	$250	($21)

	March 31, 20091
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$11	($1)	$-	$-	$11	($1)
Corporate debt securities	24	(1)	4	(1)	28	(2)
Mortgage-backed securities:
Non-agency residential	18	(5)	10	(4)	28	(9)
Non-agency commercial	20	(2)	2	-	22	(2)
Asset-backed securities	285	(6)	89	(2)	374	(8)
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	6	(2)	30	(7)	36	(9)
U.S. government sector fund	188	(30)	-	-	188	(30)
Municipal sector fund	9	-	33	(2)	42	(2)
Investment grade corporate sector fund	176	(35)	-	-	176	(35)
Mortgage sector fund	626	(7)	-	-	626	(7)
Asset-backed securities sector fund	19	(7)	-	-	19	(7)
Emerging market sector fund	6	-	23	(2)	29	(2)
Equity mutual fund – S&P 500 Index	240	(5)	-	-	240	(5)
Total investments in marketable securities	$1,628	($101)	$191	($18)	$1,819	($119)

1 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

At March 31, 2010, the fair value and total gross unrealized loss of investments that have been in a continuous unrealized loss position for 12 consecutive months or more were $250 million and $21 million, respectively.  These investments are comprised of private placement fixed income mutual funds. These securities are predominantly investment grade.

We evaluated investment securities with fair values less than amortized cost and have determined that the decline in value is temporary and is primarily a result of liquidity conditions in the current market environment and not from concerns regarding the credit of the issuers or underlying collateral.  We believe it is probable that we will recover our investments, given the current levels of collateral and credit enhancements that exist to protect the investments.  Accordingly, we have not recognized any other-than-temporary impairment for these securities.

Proceeds from sales and realized gains and losses on sales from available-for-sale securities are presented below (dollars in millions).

	Years ended March 31,
	2010	2009	2008
Available-for-sale securities1:
Proceeds from sales	$787	$1,357	$1,237
Realized gains on sales	$32	$29	$80
Realized losses on sales2	$24	$222	$9

1 Cash flows related to interests retained in securitization transactions are discussed in Note 8 – Off-Balance Sheet Securitizations.
2 Realized losses incurred in fiscal 2010, 2009 and 2008 include $7 million, $181 million, and $5 million, respectively, in impairment losses.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Marketable Securities (Continued)

The contractual maturities of investments in marketable securities at March 31, 2010 are summarized in the following table (dollars in millions).  Prepayments may cause actual maturities to differ from scheduled maturities.

Fair Value of Available-for-Sale Securities:	Due in 1 Year or Less		Due after 1 Year through 5 Years		Due after 5 Years through 10 Years		Due after 10 Years		Total
	Amount	Yield1	Amount	Yield1	Amount	Yield1	Amount	Yield1	Amount	Yield1
U.S. government and agency obligations	$-	-%	$24	2.49%	$21	3.37%	$4	4.62%	$49	3.16%
Municipal debt securities	-	-	-	-	-	-	6	5.78	6	5.78
Foreign government debt securities	-	-	22	1.71	-	-	-	-	22	1.71
Corporate debt securities	52	3.02	33	5.39	46	6.04	12	6.34	143	5.46
Mortgage-backed securities:
U.S. government agency	-	-	1	5.58	4	5.51	115	5.01	120	5.03
Non-agency residential	-	-	-	-	-	-	8	13.84	8	13.84
Non-agency commercial	-	-	-	-	-	-	23	6.94	23	6.94
Asset-backed securities	50	0.17	569	3.18	25	0.81	-	-	644	3.09
Fixed income mutual funds	1,147	8.22	-	-	-	-	-	-	1,147	8.22
Equity mutual funds	359	2.86	-	-	-	-	-	-	359	2.86
Total Fair Value	$1,608	7.15%	$649	3.24%	$96	4.32%	$168	5.89%	$2,521	6.22%
Total Amortized Cost	$1,460		$637		$94		$161		$2,352

1Yields are calculated based on average outstanding amortized cost of the securities.

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at both March 31, 2010 and March 31, 2009.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Finance Receivables, Net

Finance receivables, net consisted of the following (dollars in millions):

	March 31,
	2010	2009
Retail receivables	$42,184	$45,312
Pledged receivables1	3,037	-
Dealer financing	11,513	10,939
	56,734	56,251
Deferred origination costs	666	709
Unearned income	(833)	(821)
Allowance for credit losses
Retail Receivables	(1,276)	(1,375)
Dealer Financing	(204)	(190)
Total allowance for credit losses	(1,480)	(1,565)

Finance receivables, net2	$55,087	$54,574

1 Represents finance receivables that have been sold for legal purposes to securitization trusts in transactions that did not qualify for sales accounting treatment.  Cash flows from these receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

2 Includes direct finance lease receivables, net of $265 million and $354 million at March 31, 2010 and 2009, respectively.

Contractual maturities on retail receivables and dealer financing are as follows (dollars in millions):

	Contractual maturities
Years Ending March 31,	Retail receivables1	Dealer financing
2011	$13,247	$8,609
2012	11,863	502
2013	9,423	660
2014	6,406	978
2015	3,340	233
Thereafter	922	531
Total	$45,201	$11,513

1 Includes direct finance lease receivables. Excludes $20 million of estimated unguaranteed residual values related to direct finance leases.

A significant portion of our finance receivables has historically been repaid prior to contractual maturity dates; contractual maturities as shown above should not be considered as necessarily indicative of future cash collections.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Finance Receivables, Net (Continued)

The tables below summarize information about impaired finance receivables (dollars in millions):

	March 31,
	2010	2009
Impaired account balances with an allowance	$217	$266
Impaired account balances without an allowance	17	35
Total impaired account balances	234	301
Allowance for credit losses	(91)	(64)
Impaired account balances, net	$143	$237

Impaired finance receivables primarily consist of dealer financing accounts for which an allowance has been recorded based on the fair value of the underlying collateral.  For dealer financing accounts for which the fair value of the underlying collateral was in excess of the outstanding balance, no allowance was provided.

	Years ended March 31,
	2010	2009

Average balance of accounts during the period that were impaired as of March 31:
Dealer financing	$234	$291

Interest income recognized on impaired account balances during the period:
Dealer financing	$5	$2

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following (dollars in millions):

	March 31,
	2010	20091
Vehicles	$23,460	$24,332
Equipment and other	812	884
	24,272	25,216
Deferred origination fees	(123)	(92)
Deferred income	(577)	(523)
Accumulated depreciation	(6,196)	(6,322)
Allowance for credit losses	(225)	(299)
Investments in operating leases, net	$17,151	$17,980

1 Prior period amounts have been reclassified to conform to the current period presentation.

Future minimum lease rentals on operating leases are as follows (dollars in millions):

Years ending March 31,	Future minimum rentals on operating leases
2011	$3,511
2012	2,134
2013	920
2014	174
2015	29
Thereafter	1
Total	$6,769

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Allowance for Credit Losses

The following tables provide information related to our allowance for credit losses and aggregate balances 60 or more days past due on finance receivables and investments in operating leases (dollars in millions):

	Years ended March 31,
	2010	2009	2008
Allowance for credit losses at beginning of period	$1,864	$729	$554
Provision for credit losses	604	2,160	809
Charge-offs, net of recoveries1	(763)	(1,025)	(634)
Allowance for credit losses at end of period	$1,705	$1,864	$729

	March 31,
	2010	2009	2008
Aggregate balances 60 or more days past due
Finance receivables2	$247	$374	$365
Operating leases, net2	77	134	77
Total3	$324	$508	$442

1 Net of recoveries of $145 million, $109 million, and $84 million in fiscal 2010, 2009 and 2008, respectively.
2 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
3 Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.  The change would have resulted in balances 60 or more days past due of  $328 million and $119 million for finance receivables and operating leases, respectively, for fiscal 2009 and $331 million and $70 million for finance receivables and operating leases, respectively, for fiscal 2008.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Off-Balance Sheet Securitizations

In fiscal 2008, we retained servicing rights and earned a contractual servicing fee of one percent per annum on the total monthly outstanding principal balance of our off-balance sheet securitized retail receivables.  In a subordinated capacity, we retained interest-only strips and subordinated securities in these securitizations.   The retained interests were held as restricted assets.  Investors in the securitizations had no recourse to us beyond our retained subordinated interests, any cash reserve funds, and any amounts drawn on revolving liquidity notes.  Our exposure to these retained interests existed until the associated securities were paid in full during fiscal 2008.  Accordingly, as of March 31, 2010, TMCC did not have any outstanding retained interest in off-balance sheet securitizations.  Securitizations executed in fiscal 2010 were accounted for as secured borrowings.  For information relating to our secured borrowings, please refer to Note 11 – Debt and Note 12 – Variable Interest Entities.

Cash Flows from Securitizations

We did not execute any off-balance sheet securitizations during fiscal 2010, 2009 and 2008.  The following table summarizes certain cash flows received from, and paid to, the retail securitization trusts outstanding during fiscal 2008 (dollars in millions).

	Years ended March 31,
	2010	2009	2008
Cash flow information:
Servicing fees received	$-	$-	$1
Excess interest received from interest only strips	$-	$-	$3
Repurchases of receivables1	$-	$-	($41)
Servicing advances	$-	$-	($1)
Reimbursement of servicing advances	$-	$-	$1

1 Balance represents optional clean-up calls. We exercised our right to repurchase finance receivables from securitization trusts as provided for in the terms of our securitization agreements.

As of March 31, 2010 and 2009, there were no outstanding balances of off-balance sheet securitized retail finance receivables.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

We use derivatives as part of our risk management strategy to hedge against changes in interest rate and foreign currency risks.  We manage these risks by entering into derivatives transactions with the intent to minimize fluctuations in earnings, cash flows and fair value adjustments of assets and liabilities caused by market volatility.

Our derivative activities are authorized and monitored by our Asset-Liability Committee (“ALCO”), which provides a framework for financial controls and governance to manage these market risks.  We use internal models to analyze data from internal and external sources in developing various hedging strategies.  We incorporate the resulting hedging strategies into our overall risk management strategies.

Our liabilities consist mainly of fixed and floating rate debt, denominated in a number of different currencies, which we issue in the global capital markets.  We hedge our interest rate and currency risk inherent in these liabilities by entering into interest rate swaps, foreign currency swaps and foreign currency forwards, which effectively convert our obligations into U.S. dollar denominated, 3-month LIBOR based payments.

Our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  We use pay fixed interest rate swaps and caps, executed on a portfolio basis, to manage the interest rate risk of these assets.  The resulting asset liability profile is consistent with the overall risk management strategy as directed by ALCO.

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

The aggregate fair value of derivative instruments that contain credit risk related contingent features that are in a net liability position at March 31, 2010 is $538 million. In the normal course of business, we posted collateral of $57 million at March 31, 2010.  At March 31, 2010, if our ratings were to have declined to “A+”, we would have been required to post $147 million of additional collateral to the counterparties with which we were in a net liability position at March 31, 2010.  If our ratings were to have declined to “BBB+” or below, we would have been required to post $538 million of additional collateral to the counterparties with which we were in a net liability position at March 31, 2010.  This is the same amount we would need in order to settle all derivative instruments, excluding embedded derivatives and adjustments made for our own non-performance risk, that were in a net liability position at March 31, 2010.

 TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at March 31, 2010 as reported in the Consolidated Balance Sheet (dollars in millions):

	Hedge accounting derivatives		Non-hedge accounting derivatives		Total
	Notional	Fair value	Notional	Fair value	Notional	Fair value
Other assets
Interest rate swaps	$541	$52	$7,999	$275	$8,540	$327
Foreign currency swaps	8,271	1,451	13,609	1,161	21,880	2,612
Embedded derivatives	-	-	58	4	58	4
Total	$8,812	$1,503	$21,666	$1,440	$30,478	$2,943

Counterparty netting						(1,073)
Collateral held1						(1,285)

Carrying value of derivative contracts – Other assets						$585

Other liabilities
Interest rate swaps	$-	$-	$57,993	$1,203	$57,993	$1,203
Foreign currency swaps	3,590	364	1,639	95	5,229	459
Interest rate caps	-	-	50	1	50	1
Embedded derivatives	-	-	310	34	310	34
Total	$3,590	$364	$59,992	$1,333	$63,582	$1,697

Counterparty netting						(1,073)
Collateral posted1						(57)

Carrying value of derivative contracts – Other liabilities						$567

1 As of March 31, 2010, we held collateral of $1,289 million and posted collateral of $61 million.  We netted $4 million of collateral posted by a counterparty whose position shifted from a net liability to a net asset subsequent to the date collateral was transferred.  This resulted in net collateral held of $1,285 million and net collateral posted of $57 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Derivatives, Hedging Activities and Interest Expense (Continued)

The table below shows the location and amount of derivatives at March 31, 2009 as reported in the Consolidated Balance Sheet (dollars in millions):

	Hedge accounting derivatives		Non-hedge accounting derivatives		Total
	Notional	Fair value	Notional1	Fair value	Notional	Fair value
Other assets
Interest rate swaps	$962	$90	$14,393	$528	$15,355	$618
Foreign currency swaps	8,328	1,116	8,007	411	16,335	1,527
Foreign currency forwards	-	-	1,171	34	1,171	34
Interest rate caps	-	-	160	-	160	-
Embedded derivatives	-	-	293	24	293	24
Total	$9,290	$1,206	$24,024	$997	$33,314	$2,203

Counterparty Netting						(1,932)
Collateral held2						(96)

Carrying value of derivative contracts – Other assets						$175

Other liabilities
Interest rate swaps	$-	$-	$59,447	$1,535	$59,447	$1,535
Foreign currency swaps	10,028	1,289	3,831	301	13,859	1,590
Foreign currency forwards	-	-	90	-	90	-
Embedded derivatives	-	-	538	25	538	25
Total	$10,028	$1,289	$63,906	$1,861	$73,934	$3,150

Counterparty Netting						(1,932)
Collateral held2						124

Carrying value of derivative contracts – Other liabilities						$1,342

1 Prior period amounts have been reclassified to conform to current period presentations.

2 As of March 31, 2009, we held collateral of $515 million and posted collateral of $295 million.  We netted $419 million of collateral posted by a counterparty whose position shifted from a net asset to a net liability subsequent to the date collateral was transferred.  This resulted in net collateral held of $96 million and net collateral held from counterparties in a net liability position of $124 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the fiscal years ended March 31, 2010, 2009 and 2008 as reported in our Consolidated Statement of Income (dollars in millions):

	Years ended March 31,
	2010	20094	2008 4
Interest expense on debt1	$2,278	$2,759	$3,031
Interest (income) expense on pay float hedge accounting derivatives1	(722)	(530)	130
Interest (income) expense on pay float non-hedge accounting derivatives1, 3	(683)	(197)	172
Interest expense on debt, net of pay float swaps	873	2,032	3,333

Interest expense on non-hedge pay fixed swaps1	1,334	797	(142)
(Gain) loss on hedge accounting derivatives:
Interest rate swaps2	19	(8)	(337)
Foreign currency swaps2	(1,512)	2,873	(1,375)
(Gain) loss on hedge accounting derivatives	(1,493)	2,865	(1,712)
Less hedged item: change in fair value of fixed rate debt	1,456	(2,915)	1,708
Ineffectiveness related to hedge accounting derivatives2	(37)	(50)	(4)

Loss (Gain) on foreign currency transactions	1,111	(598)	174
(Gain) loss on foreign currency swaps and forwards 2	(1,106)	470	(152)

Loss (gain) on other non-hedge accounting derivatives:
Pay float swaps2	224	6	(619)
Pay fixed swaps2	(376)	299	1,561
Total interest expense	$2,023	$2,956	$4,151

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

Note 9 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense (dollars in millions).

	Years ended March 31,
	2010	2009

Ineffectiveness related to hedge accounting derivatives	$15	($12)
Loss (gain) on currency swaps and forwards	12	(9)
Loss (gain) on non-hedge accounting derivatives:
Pay float swaps	(1)	3
Pay fixed swaps	31	(33)
Total credit valuation adjustment allocated to interest expense	$57	($51)

Note 10 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following (dollars in millions):

	March 31,
	2010	2009
Other assets:
Notes receivable from affiliates	$306	$1,231
Used vehicles held for sale	220	358
Deferred charges	195	246
Income taxes receivable	97	186
Derivative assets	585	175
Other assets	515	444
Total other assets	$1,918	$2,640

Other liabilities:
Unearned insurance premiums and contract revenues	$1,382	$1,350
Derivative liabilities	567	1,342
Accounts payable and accrued expenses	902	901
Deferred income	244	283
Other liabilities	356	273
Total other liabilities	$3,451	$4,149

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows (dollars in millions):

			Weighted average contractual interest rates4
	March 31,		March 31,
	2010	2009	2010	2009
Commercial paper1	$19,466	$18,027	0.28%	1.50%
Unsecured notes and loans payable2	45,617	55,053	3.58%	3.96%
Secured notes and loans payable	3,000	-	0.59%	-%
Carrying value adjustment3	1,096	(97)
Total debt	$69,179	$72,983	2.49%	3.35%

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

Included in our notes and loans payable are unsecured notes and loans denominated in various foreign currencies.  At March 31, 2010 and 2009, the carrying value of these notes payable was $28.5 billion.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency debt to U.S. dollar denominated payments.

Additionally, the carrying value of our notes at March 31, 2010 includes $14.0 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 10.4 percent and $32.7 billion of unsecured fixed rate debt with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.  The carrying value adjustment on debt increased by $1.2 billion at March 31, 2010 compared to March 31, 2009 primarily as a result of a weaker U.S. dollar relative to certain other currencies in which some of our debt is denominated.

As of March 31, 2010, our commercial paper had an average remaining maturity of 30 days.  Our notes and loans payable mature on various dates through fiscal 2047.

In the fourth quarter of fiscal 2010, we obtained approximately $3.0 billion in funding by securitizing retail receivables in amortizing asset-backed-securitization vehicles.  The notes issued in conjunction with these transactions are repayable only from collections on the underlying pledged receivables.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Debt (Continued)

Scheduled maturities of our debt portfolio are summarized below (dollars in millions).  Actual repayment of the secured debt will vary based on the repayment activity on the related pledged assets.

March 31,
Commercial paper	$19,466
Other debt due in the fiscal years ending:
2011	13,007
2012	16,343
2013	7,685
2014	1,739
2015	3,272
Thereafter	7,667
Total other debt	49,713
Total debt	$69,179

Interest payments on commercial paper and debt, including net settlements on interest rate swaps, were $2.1 billion, $2.6 billion and $3.0 billion in fiscal 2010, 2009 and 2008, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Variable Interest Entities

A variable interest entity (“VIE”) is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest.  A VIE is consolidated by its primary beneficiary.  We use qualitative analysis to determine whether or not we need to consolidate a VIE.  We consider the rights and obligations conveyed by variable interests to determine whether we will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both.  If so, we consolidate the VIE.

On-balance Sheet Securitization Trusts

We use special purpose entities (“SPEs”) that are considered VIEs to issue asset-backed securities to bank conduits and outside investors in securitization transactions.  The securities issued by these VIEs are backed by the cash flows from finance receivables that have been transferred to the VIEs.  Although the transferred finance receivables have been legally sold to the VIEs, we hold variable interests in these entities that are expected to absorb a majority of the VIEs’ expected losses, receive a majority of the VIEs’ expected residual returns, or both.  As a result, we are considered the primary beneficiary of the VIEs and therefore consolidate the securitization trusts.

The assets of the consolidated securitization VIEs included $3,037 million in retail finance receivables and $173 million in restricted cash at March 31, 2010.  The liabilities of these consolidated VIEs consisted of $3 billion in secured debt at March 31, 2010.  We did not have any consolidated securitization VIEs at March 31, 2009.  The assets of the VIEs serve as the sole source of payment for the secured debt issued by these entities.  Investors in the notes issued by the VIEs do not have recourse to TMCC’s general credit, with the exception of customary representation and warranty repurchase provisions and indemnities.

As primary beneficiary of these entities, we are exposed to credit, interest rate, and/or prepayment risk from the assets transferred to the VIEs.   However, our exposure to these risks related to the pledged assets did not change as a result of the transfer of the assets to the VIEs.  We may also be exposed to interest rate risk arising from the secured notes issued by the VIEs.   Our maximum exposure to loss from these entities is limited to the overcollateralization in the securitization transactions, which was $210 million at March 31, 2010.

In addition to the credit enhancements described above, we entered into interest rate swaps with the SPEs that issue variable rate debt.  Under the terms of these swaps, the securitization trusts are obligated to pay TMCC a fixed rate of interest on payment dates in exchange for receiving a floating rate of interest on amounts equal to the outstanding balance of the asset-backed debt.  This arrangement enables the securitization trusts to issue variable rate debt that is secured by fixed rate retail finance receivables.

The transfers of the receivables to the SPEs in our securitizations are considered to be sales for legal purposes.  However, these transactions do not meet the requirements for sale accounting.  As a result, the securitized assets and the related debt remain on our Consolidated Balance Sheet.  We recognize financing revenue on the securitized receivables and interest expense on the secured debt issued by the trusts.  We also maintain an allowance for credit losses on the securitized receivables to cover probable credit losses estimated using a methodology consistent with that used for our non-securitized retail loan portfolio.  The interest rate swaps between TMCC and the SPEs are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Liquidity Facilities and Letters of Credit

364 Day Credit Agreement

In March 2010, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2010.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of March 31, 2010 and 2009.

Letters of Credit Facility Agreement

In addition, TMCC has an uncommitted letter of credit facility totaling $5 million at March 31, 2010 and 2009, of which $1 million was issued and outstanding at March 31, 2010 and 2009.

Other Credit Agreements

TMCC has two additional bank credit facilities.  The first is a 364 day committed bank credit facility in the amount of JPY 100 billion (approximately $1.1 billion as of March 31, 2010) which was entered into in December 2009 to replace a similar facility which expired.  The second is a 364 day uncommitted bank credit facility in the amount of JPY 100 billion (approximately $1.1 billion), which was extended in December 2009 for an additional 364 days.  Both of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  Neither of these facilities was drawn upon as of March 31, 2010.

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

As of March 31, 2009, TMS adopted accounting guidance as it relates to the elimination of early measurement of plan assets and plan obligations.  The early measurement elimination provisions impacted participating entities, including us.  The result was an increase to liabilities and a decrease in opening retained earnings at April 1, 2008.  The adoption of these provisions did not have a material impact on shareholder’s equity.

Our employee benefits expense was $62 million, $55 million, and $54 million for the years ended March 31, 2010, 2009, and 2008, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Income Tax Provision

The provision for income taxes consisted of the following (dollars in millions):

	Years ended March 31,
	2010	2009	20081
Current
Federal, net of foreign tax credit	($157)	$170	($122)
State	30	20	(58)
Foreign	10	7	4
Total current	(117)	197	(176)
Deferred
Federal	686	(517)	7
State	47	(109)	12
Total deferred	733	(626)	19
Provision for (benefit from) income taxes	$616	($429)	($157)

1 Certain prior period amounts have been reclassified between the current (benefit) provision and the deferred (benefit) provision to properly reflect the components of the (benefit) provision for income taxes.  This reclassification had no other effect on the financial statements.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2010	2009	2008
Provision for income taxes at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	3.2%	4.1%	5.3%
Other1	(1.5%)	1.7%	1.0%
Effective tax rate2	36.7%	40.8%	41.3%

1 Amounts in fiscal 2010 and fiscal 2009 include benefits from the release of deferred tax due to the anticipated reduction in future state tax effective rate.  Also includes benefits due to hybrid vehicle credits for fiscal 2009 and 2008.

2 The effective tax rate at March 31, 2010 represents a tax provision expense.  The effective tax rate at March 31, 2009 and 2008 represent tax benefits.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Income Tax Provision (Continued)

The deferred federal and state income tax liabilities are as follows (dollars in millions):

	March 31,
	2010	2009
Federal	$2,982	$2,193
State	308	261
Net deferred income tax liability	$3,290	$2,454

Our deferred tax liabilities and assets consisted of the following (dollars in millions):

	March 31,
	2010	2009
Liabilities:
Lease transactions	$5,079	$4,802
State taxes	247	252
Other	272	45
Deferred tax liabilities	$5,598	$5,099

Assets:
Mark-to-market of investments in marketable securities	$296	$38
Provision for credit losses	990	1,031
Deferred costs and fees	106	97
Net operating loss and tax credit carryforwards	735	1,270
Other	188	218
Deferred tax assets	2,315	2,654
Valuation allowance	(7)	(9)
Net deferred tax assets	$2,308	$2,645

Net deferred income tax liability	$3,290	$2,454

We have an estimated deferred tax asset related to our cumulative federal net operating loss carryforwards of $620 million available at March 31, 2010. At March 31, 2010, we have a deferred tax asset of $49 million for state tax net operating loss carryforwards which expire in fiscal 2011 through fiscal 2029.  In addition, at March 31, 2010, we have a deferred tax asset for federal and state hybrid credits of $51 million.  The state tax net operating loss and state hybrid credits are reduced by a valuation allowance of $7 million.  We received a net income tax refund of $207 million in fiscal 2010 and $17 million in fiscal 2009.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Income Tax Provision (Continued)

At March 31, 2010, the payable/receivable for our share of the income tax in those states where we filed consolidated or combined returns with TMA and its subsidiaries was zero.  At March 31, 2009, the payable amount was $2 million.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain.

The change in unrecognized tax benefits in fiscal 2010, 2009 and 2008 are as follows (dollars in millions):

	March 31,
	2010	2009	2008
Balance at beginning of the period	$177	$14	$1
Increases related to positions taken during the prior years	34	169	11
Increases related to positions taken during the current year	1	-	3
Decreases related to positions taken during the prior years	-	(3)	-
Decreases related to positions taken during the current year	-	-	(1)
Settlements	(171)	(1)	-
Expiration of statute of limitations	(2)	(2)	-
Balance at end of period	$39	$177	$14

At March 31, 2010, 2009 and 2008, approximately $2 million, $2 million and $4 million of the respective unrecognized tax benefits at year end would, if recognized, have an effect on the effective tax rate.  The deductibility of the remaining amount of the respective unrecognized tax benefits is highly certain, but there is uncertainty about the timing of such deductibility.  The reduction in unrecognized tax benefits during fiscal 2010 did not have an effect on the effective tax rate.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense.  Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability.  For the year ended March 31, 2010, less than $1 million was accrued for interest expense and no penalty amounts were accrued.  For the year ended March 31, 2009, $6 million was accrued for interest expense and $2 million was accrued for penalties and charged to the income tax liability.  For the year ended March 31, 2008, $2 million was accrued for interest and penalties.  As of March 31, 2010, we remain under IRS examination or in appeals for fiscal years ended March 31, 2007 through March 31, 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below (dollars in millions):
	Maximum commitment amount
	March 31,
	2010	2009
Commitments:
Credit facilities with vehicle and industrial equipment dealers	$6,363	$6,677
Facilities lease commitments1	92	98
Total commitments	6,455	6,775
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$6,555	$6,875

Wholesale financing demand note facilities2	$9,482	$10,291

1 Includes $58 million and $55 million in facilities lease commitments with affiliates at March 31, 2010 and 2009, respectively.
2Amounts are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.  At March 31, 2010 and 2009, amounts outstanding were $5.9 billion and $5.6 billion, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Commitments and Contingencies (Continued)

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectibility on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facility commitments available to vehicle and industrial equipment dealers, $5.2 billion and $5.0 billion were outstanding at March 31, 2010 and 2009, respectively, and were recorded in finance receivables, net in the Consolidated Balance Sheet.

We are party to a 15-year lease agreement with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  At March 31, 2010, minimum future commitments under lease agreements to which we are a lessee, including those under the TMS lease agreement, are as follows: fiscal years ending 2011 – $21 million; 2012 - $17 million; 2013 - $13 million; 2014 - $10 million; 2015 - $8 million; and thereafter – $23 million.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Commitments and Contingencies (Continued)

These guarantees include provisions whereby TMCC is entitled to reimbursement by the affiliates for amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2010 and 2009.  The fair value of these guarantees as of March 31, 2010 and 2009 was approximately $0.9 million and $1.1 million, respectively.  As of March 31, 2010 and 2009, no liability amounts have been recorded related to the guarantees as management has determined that it is not probable that we would be required to perform under these affiliate bond guarantees.  In addition, other than the fee discussed above, there are no corresponding expenses or cash flows arising from these guarantees.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2010, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2010 and 2009, no amounts have been recorded under these indemnifications.

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts accrued for these claims; however, we cannot estimate the losses or ranges of losses for proceedings where there is only a reasonable possibility that a loss may be incurred.  We believe, based on currently available information and established accruals, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending in part, upon the operating results for such period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Commitments and Contingencies (Continued)

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that TMCC's post-repossession notice failed to comply with the Rees-Levering Automobile Sales Finance Act of California ("Rees-Levering").  Three additional putative class action complaints or cross-complaints were filed making similar allegations that TMCC’s post-repossession notice failed to comply with Rees-Levering.  The cases were coordinated in the California Superior Court, Stanislaus County and a Second Amended Consolidated Cross-Complaint and Complaint was subsequently filed in March 2009.  The Second Amended Consolidated Cross-Complaint and Complaint seeks injunctive relief, restitution, disgorgement and other equitable relief under California's Unfair Competition Law.  As the result of a mediation in January 2010, the parties agreed to settle all of the foregoing matters. The proposed settlement, for which we have adequately accrued, is subject to preliminary and final court approval.  A fourth case was recently filed.  We have requested the court to include this case in the settlement, but the court has not yet ruled on the request.

Recall-related Class Actions

As a result of the TMS recall-related events described under Item 1A. “Risk Factors—Recent events announced by TMS could affect our business, financial condition and operating results,” TMCC and certain affiliates are named as defendants in several lawsuits purporting to seek class action status.

TMCC and certain affiliates are named as defendants in ten putative class actions in which plaintiffs allege they purchased or leased Toyota or Lexus vehicles that allegedly share a common design that allow the vehicles to experience sudden unintended acceleration and/or braking defects.  On April 9, 2010, the cases were consolidated into a multidistrict litigation, In Re:  Toyota Motor Corp. Unintended Acceleration Marketing, Sales Practices, and Products Liability Litigation, and transferred to the Central District of California.  Plaintiffs seek compensatory and punitive damages, reformation of their lease and finance contracts and the cessation of payment collection on leases and finance contracts from owners of defective vehicles.  On March 12, 2010, the Orange County District Attorney filed a similar suit in the California Superior Court in Orange County and seeks an injunction and statutory penalties.

TMCC and certain affiliates are also defendants in a putative bondholder class action lawsuit, Harel Pia Mutual Fund vs. Toyota Motor Corp., et al., filed in the Central District of California on April 8, 2010, alleging violations of federal securities laws.  Plaintiffs allege defendants failed to disclose that there was a major design defect in Toyota’s acceleration system, and seek damages based upon losses incurred in connection with the purchase of TMCC bonds.

We believe we have meritorious defenses to these claims and intend to defend them vigorously.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Related Party Transactions

The tables below summarize amounts included in our Statement of Income and Consolidated Balance Sheet under various related party agreements or relationships (dollars in millions):

	Years ended March 31,
	2010	2009	20081
Net financing margin:
Manufacturers’ subvention support and other revenues	$782	$764	$654
Credit support fees incurred	($39)	($46)	($41)
Foreign exchange gain (loss) on notes receivable from affiliates	$30	($33)	$30
Foreign exchange (loss) gain on loans payable to affiliates	($33)	$-	$-
Interest expense on loans payable to affiliates	($73)	$-	$-

Insurance earned premiums and contract revenues:
Affiliate insurance premiums, commissions, and contract revenues	$90	$68	$66

Investments and other income:
Interest earned on notes receivable from affiliates	$6	$9	$14

Expenses:
Shared services charges and other expenses	$38	$41	$54
Employee benefits expense	$62	$55	$54
1 Prior period amounts have been reclassified to conform to the current period presentation

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Related Party Transactions (Continued)

	March 31,
	2010	2009
Assets:
Investments in marketable securities
Investments in marketable securities	$50	$-

Finance receivables, net
Accounts receivable from affiliates	$20	$28
Notes receivable under home loan programs	$27	$33
Deferred retail subvention income from affiliates	($663)	($620)

Investments in operating leases, net
Leases to affiliates	$29	$34
Deferred lease subvention income from affiliates	($575)	($521)

Other assets
Notes receivable from affiliates	$356	$1,231
Accounts receivable from affiliates	$97	$73
Subvention support receivable from affiliates	$143	$54

Liabilities:
Debt
Loans payable to affiliates	$4,065	$2,000

Other liabilities
Accounts payable to affiliates	$284	$154
Notes payable to affiliate	$45	$80

Shareholder’s Equity:
Dividends paid	$50	$-
Stock based compensation	$1	$1

In fiscal 2010, TMCC declared and paid a $50 million cash dividend to TFSA.  No dividends were declared or paid during fiscal 2009 or 2008.

At March 31, 2010, TMCC holds an investment in commercial paper issued by TCCI with a fair value of $50 million.

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

In addition, TMCC has entered into an agreement to pay TFSC a semi-annual fee based on the weighted average outstanding amount of bonds and other liabilities or securities entitled to credit support.  Credit support fees incurred under this agreement were $39 million, $46 million, and $41 million for fiscal years 2010, 2009, and 2008, respectively.

TMCC-TFSA Credit Agreements

TMCC and TFSA are parties to a promissory note under which TFSA can make financing available to TMCC up to $200 million.  This agreement is the reciprocal to the TFSA-TMCC Credit Agreement discussed below.  The terms are determined at the time of each loan based on business factors and market conditions.  The amounts of the note payable to TFSA were $45 million and $80 million as of March 31, 2010 and 2009, respectively.

TFSC Conduit Finance Agreements

TMCC and TFSC have entered into conduit finance agreements under which TFSC passes along to TMCC certain funds that TFSC receives from other financial institutions solely for the benefit of TMCC.  The aggregrate amounts payable under these agreements were approximately $4.1 billion and $2.0 billion as of March 31, 2010 and 2009, respectively.  Included in the balance reported as of March 31, 2010 is a $65 million carrying value adjustment for foreign currency exchange losses for portions of the debt denominated in foreign currency.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Related Party Transactions (Continued)

TFSC-TMCC Loan Agreement

TMCC is party to an uncommitted loan finance agreement with TFSC under which TFSC may make funds available to TMCC.  The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts payable to TFSC under this agreement as of March 31, 2010 and 2009.

TCCI-TMCC Loan Agreement

TMCC and Toyota Credit Canada Inc. (“TCCI”) are parties to an uncommitted loan finance agreement under which TCCI may make loans to TMCC, in amounts not to exceed Canadian Dollars (“CAD”) $1.5 billion.  The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts payable to TCCI under this agreement as of March 31, 2010 and 2009.

TFSC-TMCC/TCPR Service Agreement

TMCC and TCPR are each parties to a service agreement with TFSC under which TFSC provides services related to monitoring, management and report preparation for funding and risk management activities, services related to information technology and services related to bank and investor relationships. At March 31, 2010, the total amount paid by TMCC and TCPR under these agreements for services provided during fiscal 2010 was $1 million.

Financing Support Provided to Affiliates

TMCC-TFSB Loan Agreement

TMCC and Toyota Financial Savings Bank (“TFSB”) have entered into a promissory note which establishes a loan facility allowing TFSB to borrow up to $400 million with terms up to 10 years at agreed competitive rates.  The amount of the note outstanding at March 31, 2010 was $95 million.

TMCC-TCCI Loan Agreement

TMCC and TCCI are parties to an uncommitted loan finance agreement under which TMCC may make loans to TCCI, in amounts not to exceed CAD $2.5 billion. The terms are determined at the time of each loan based on business factors and market conditions.  The amounts of the note receivable from TCCI at March 31, 2010 and 2009 were $0.2 billion and $1.2 billion, respectively.

TMCC-TMFNL Loan Agreement

TMCC is a party to an uncommitted loan finance agreement with Toyota Motor Finance (Netherlands) B.V. (“TMFNL”) under which TMCC may make loans to TMFNL. The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts outstanding at March 31, 2010 and 2009.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Related Party Transactions (Continued)

TMCC-TFSMX Loan Agreement

TMCC and Toyota Financial Services Mexico, S.A. de C.V. (“TFSMX”) are parties to an uncommitted loan finance agreement under which TMCC may make loans to TFSMX, in amounts not to exceed $500 million.  The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts outstanding at March 31, 2010 and 2009.

TFSA-TMCC Credit Agreement, Advances to TFSA and Receivable Due from TFSA

TMCC and TFSA are parties to a promissory note under which TMCC can make financing available to TFSA up to $200 million.  This agreement is reciprocal to the TMCC-TFSA Credit Agreement discussed above.  The terms are determined at the time of each loan based on business factors and market conditions.  Advances to TFSA are recorded as reductions of retained earnings and are reclassified to intercompany receivables upon TFSA’s settlement of its advances from TMCC.  There were no amounts outstanding at March 31, 2010 and 2009.

Notes Receivable under Home Loan Programs

Under two home loan programs, certain officers, directors, other members of our management, and relocated employees have received mortgage loans from TMCC secured by residential real property.  Mortgage loans outstanding under these programs were $27 million and $33 million as of March 31, 2010 and 2009, respectively.  Loans under these programs from TMCC to directors and executive officers were made prior to July 30, 2002 and thus were grandfathered under the Sarbanes-Oxley Act of 2002.

Accounts Receivable from Affiliates

Receivables with affiliates represent wholesale financing to certain dealerships owned by Toyota Material Handling, U.S.A., Inc. (“TMHU”) and amounts due under industrial equipment leasing arrangements (classified as direct finance leases) with various affiliates.  Outstanding receivables with affiliates were $20 million and $28 million at March 31, 2010 and 2009, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Related Party Transactions (Continued)

TFSB Master Participation Agreement

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase up to $60 million per year of participations in certain residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines, not to exceed $150 million over a three year period. At March 31, 2010, there were $27 million in loan participations that had been purchased by TMCC under this agreement.

Shared Services and Operational Support Provided by Affiliates

Repurchase Agreements

TMCC and TMS are parties to a repurchase agreement which provides that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under wholesale financing.  TMCC is also a party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  No vehicles were repurchased under these agreements during fiscal years 2010, 2009 and 2008.

Accounts Payable to Affiliates

TMCC and TCPR provide wholesale financing to vehicle dealers, and as a result of funding the loans, have payables to TMS and Toyota de Puerto Rico Corp (“TDPR”), respectively.  TMCC also provides wholesale financing to industrial equipment dealers, and as a result has payables to TMHU and HINO.   Intercompany payables to affiliates were $284 million and $154 million at March 31, 2010 and 2009, respectively.

Lease Arrangements

We are party to a 15-year lease agreement with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  The lease commitments are described in Note 16 – Commitments and Contingencies.

Subvention Receivable from Affiliates, Deferred Subvention Income from Affiliates, and Manufacturer’s Subvention Support and Other Revenues

Subvention receivables represent amounts due from TMS and other affiliates in support of retail, lease, and industrial equipment subvention programs offered by TMCC.  Deferred subvention income represents the unearned portion of amounts received from these transactions, and manufacturers’ subvention support and other revenues primarily represent the earned portion of such amounts.  Revenues under these arrangements were $782 million, $764 million, and $654 million for fiscal years 2010, 2009 and 2008, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Related Party Transactions (Continued)

Shared Services Charges and Other Expenses

TMCC and TMS are parties to a Shared Services Agreement which covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided by each entity to the other.  Fees incurred under this shared services agreement were $38 million, $41 million, and $54 million for fiscal years 2010, 2009 and 2008, respectively.

Employee Benefits Expense

Employees of TMCC are generally eligible to participate in the TMS pension plan and other employee benefit plans sponsored by TMS.  Employee benefits expenses incurred under these agreements were $62 million, $55 million, and $54 million for fiscal years 2010, 2009 and 2008, respectively.  Refer to Note 14 – Pension and Other Benefit Plans for a discussion of the TMS-sponsored pension and savings plans and other employee benefits.

Stock Based Compensation

On a quarterly basis, TMC allocates to TMCC its portion of the consolidated stock-option expense determined in accordance with accounting guidance for stock-based compensation.  The amount allocated to TMCC is based on the number of options granted to TMCC executives.  Compensation expense incurred under this plan was $1 million for both fiscal year 2010 and 2009.  This expense allocation was not significant in prior periods.

Shared Services and Operational Support Provided to Affiliates

TFSB Shared Services Agreement

TMCC and TFSB are parties to a shared services agreement. Under the agreement, TMCC provides certain services to TFSB, including certain marketing, administrative, systems, and operational support in exchange for TFSB making available certain financial products and services to TMCC’s customers and dealers meeting TFSB’s credit standards.  Revenues associated with this agreement were not material for fiscal years 2010, 2009 and 2008.

Leases to Affiliates

Leases to affiliates represent the investment in operating leases of vehicle and industrial equipment leased to Toyota Logistics Services and other affiliates.  Investments in operating leases to affiliates were $29 million and $34 million at March 31, 2010 and 2009, respectively.  Revenues associated with these leases were not material for fiscal years 2010, 2009 and 2008.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Related Party Transactions (Continued)

Affiliate Insurance Premiums, Commissions, and Other Revenues

Affiliate insurance premiums, commissions, and other revenues primarily represent revenues from TMIS for administrative services and various levels and types of coverage provided to TMS.  This includes contractual indemnity coverage and related administrative services for TMS’ certified pre-owned vehicle program and the umbrella liability policy.   TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.

Premiums, commissions, and other revenues are reflected within the Related Party Transaction Table. Revenues from affiliate agreements issued were $103 million, $95 million and $91 million for fiscal years 2010, 2009 and  2008, respectively.  The unearned income from these agreements was $213 million, $196 million and $180 million at March 31, 2010,  2009 and 2008, respectively.

In addition, on a temporary basis, TMIS began providing prepaid maintenance coverage to TMS in support of post-recall sales efforts in fiscal 2010.  Commissions and other revenues recognized as a result of this arrangement are reflected within the Related Party Transaction Table.  Revenues from affiliate agreements issued were $10 million for fiscal 2010 and the unearned income from these agreements was $10 million at March 31, 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Segment Information

Our reportable segments include finance and insurance operations.  Finance operations include retail installment sales, leasing, and dealer financing provided to authorized vehicle and industrial equipment dealers and their customers in the U.S. and Puerto Rico.  Insurance operations are performed by TMIS and its subsidiaries.  The principal activities of TMIS include marketing, underwriting, claims administration, and providing various levels and types of coverage to Toyota and Lexus vehicle dealers and their customers.  In addition, TMIS provides contractual indemnity coverage and related administrative services for TMS’ certified pre-owned vehicle program.  TMIS insures and reinsures certain TMS and TMCC risks, including various umbrella liability policies and insurance of vehicle dealers’ inventory financed by TMCC. The finance and insurance operations segment information presented below includes allocated corporate expenses for the respective segments.  The accounting policies of the operating segments are the same as those described in Note 1 – Summary of Significant Accounting Policies.  Currently, our finance and insurance segments operate only in the U.S. and Puerto Rico.  Substantially all of our finance and insurance segments are located within the U.S.

Financial information for our reportable operating segments for the years ended or at March 31 is summarized as follows (dollars in millions):

	Finance operations	Insurance operations	Intercompany eliminations	Total
Fiscal 2010:
Total financing revenues	$8,145	$-	$18	$8,163
Insurance earned premiums and contract revenues	-	470	(18)	452
Investment and other income	84	150	(6)	228
Total gross revenues	8,229	620	(6)	8,843

Less:
Depreciation on operating leases	3,564	-	-	3,564
Interest expense	2,029	-	(6)	2,023
Provision for credit losses	604	-	-	604
Operating and administrative expenses	630	130	-	760
Insurance losses and loss adjustment expenses	-	213	-	213
Provision for income taxes	516	100	-	616
Net income	$886	$177	$-	$1,063

Total assets	$78,765	$2,790	($362)	$81,193

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Segment Information (Continued)

	Finance operations	Insurance operations	Intercompany eliminations	Total
Fiscal 2009 1:
Total financing revenues	$8,774	$-	$26	$8,800
Insurance earned premiums and contract revenues	-	447	(26)	421
Investment and other income	53	(35)	(7)	11
Total gross revenues	8,827	412	(7)	9,2321

Less:
Depreciation on operating leases	4,176	-	-	4,176
Interest expense	2,963	-	(7)	2,956
Provision for credit losses	2,160	-	-	2,160
Operating and administrative expenses	663	136	-	799
Insurance losses and loss adjustment expenses	-	193	-	193
(Benefit from) provision for income taxes	(457)	28	-	(429)
Net (loss) income	($678)	$55	$-	($623)

Total assets	$81,662	$2,379	($362)	$83,679

Fiscal 2008 1:
Total financing revenues	$8,171	$-	$21	$8,192
Insurance earned premiums and contract revenues	-	406	(21)	385
Investment and other income	163	150	(12)	301
Total gross revenues	8,334	556	(12)	8,878 1

Less:
Depreciation on operating leases	3,299	-	-	3,299
Interest expense	4,163	-	(12)	4,151
Provision for credit losses	809	-	-	809
Operating and administrative expenses	685	156	-	841
Insurance losses and loss adjustment expenses	-	158	-	158
(Benefit from) provision for income taxes	(244)	87	-	(157)
Net (loss) income	($378)	$155	$-	($223)

Total assets	$78,396	$2,450	($448)	$80,398
1 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010:
Total financing revenue	$2,070	$2,043	$2,037	$2,013
Depreciation on operating leases	(893)	(836)	(897)	(938)
Interest expense	(499)	(618)	(438)	(468)
Net financing revenue	678	589	702	607
Other income1	168	161	178	173
Provision for credit losses	(328)	(11)	5	(270)
Expenses2	(234)	(230)	(243)	(266)
Income before income tax expense	284	509	642	244
Provision for income taxes	108	199	248	61
Net income	$176	$310	$394	$183

Fiscal 2009:
Total financing revenue	$2,161	$2,226	$2,261	$2,152
Depreciation on operating leases	(949)	(1,076)	(1,078)	(1,073)
Interest expense	(43)	(642)	(1,830)	(441)
Net financing revenue	1,169	508	(647)	638
Other income1	149	132	215	(64)
Provision for credit losses	(371)	(356)	(670)	(763)
Expenses2	(260)	(259)	(237)	(236)
Income (loss) before income tax expense	687	25	(1,339)	(425)
Provision (benefit) for income taxes	267	8	(527)	(177)
Net income (loss)	$420	$17	($812)	($248)

1 Other income is made up of insurance earned premiums and contract revenues as well as investment and other income.
2 Expenses is made up of operating and administrative expenses as well as insurance losses and loss adjustment expenses.

Note 20 – Subsequent Events

Subsequent to March 31, 2010, TMCC executed a publicly registered securitization of retail finance receivables that provided approximately $773 million in funding.  The transfer of receivables was considered to be a sale for legal purposes.  However, this transaction does not meet the requirement for sale accounting.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and regulations of the Securities and Exchange Commission’s (“SEC”).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that as of March 31, 2010, our internal control over financial reporting was effective based upon the COSO criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of May 31, 2010.

Name	Age	Position
George E. Borst	61	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSA; Director, TFSC

Ichiro Yajima	52	Director, Executive Vice President and Treasurer, TMCC; Director, Executive Vice President and Treasurer, TFSA

David Pelliccioni	62	Director, Senior Vice President and Chief Administrative Officer and Secretary, TMCC

Chris Ballinger	53	Group Vice President, Global Treasurer and Chief Financial Officer, TMCC; Group Vice President and Chief Financial Officer, TFSA

Yoshimi Inaba	64	Director, TMCC; Director, President & COO, TMA; Director, Chairman & CEO, TMS; Director TMC

Takuo Sasaki	53	Director, TMCC; Managing Officer, TMC

James E. Lentz III	54	Director, TMCC; Director, President, and COO, TMS

Takeshi Suzuki	62	Director, TMCC; Director, Chairman of the Board and Chief Executive Officer, TFSA; Representative Director, President and Chief Executive Officer, TFSC

Eiji Hirano	59	Director, TMCC; Director and Executive Vice President, TFSC

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

Mr. Ballinger was named Group Vice President, Global Treasurer and Chief Financial Officer of TMCC and TFSA in September 2008. Mr. Ballinger was promoted to Group Vice President of TMCC in December 2006, and he also assumed the responsibility for Global Treasury for Toyota Financial Services Corporation at that time.  Mr. Ballinger joined TMCC in September 2003 as Corporate Manager – Treasury, overseeing the Financial Risk Management, Sales and Trading, Capital Markets and Cash Management groups.  Prior to joining TMCC, he served as Assistant Treasurer for Providian Financial and Senior Vice President of Treasury for Bank of America.

In June 2009, Mr. Inaba returned to TMC as a Director, as well as Chairman and CEO of TMS after serving as president and chief executive officer of Central Japan International Airport Co., Ltd., since June 2007.  Mr. Inaba was first named to TMC’s Board of Directors in 1997 (with managing director status) where he oversaw European and African operations. In 1999, Mr. Inaba moved back to the U.S. to become president of TMS, and in June 2003, he was made a senior managing director at TMC. In June 2005, he became an executive vice president, focusing on Toyota’s Chinese operations.  Mr. Inaba first joined TMC in 1968.

Mr. Sasaki was named General Manager of TMC’s Accounting Division in September, 2006 where he served until he was named to his current position of Managing Officer of TMC in June 2009.  Prior to that Mr Sasaki served as Executive Vice President of Toyota Motor Corporation Australia Ltd., from January 2003 to September 2006.  Mr. Sasaki has been employed with TMC in various positions, since 1980.

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

	Years ended March 31,
	2010	2009
Audit fees	$6,252	$5,400
Audit related fees	283	-
Tax fees	579	678
All other fees	109	91
Total fees	$7,223	$6,169

Audit fees billed for fiscal 2010 and 2009 include the audits of our consolidated financial statements included in our Annual Reports on Form 10-K, reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q, providing comfort letters and consents in connection with our funding transactions, and assistance with interpretation of various accounting standards.

Audit related fees billed in fiscal 2010 include post-implementation reviews of treasury and commercial finance accounting systems.

Tax fees billed in fiscal 2010 and fiscal 2009 primarily include a tax reporting software license, tax planning services, assistance in connection with tax audits, and a tax compliance system license.

Other fees billed in fiscal 2010 and 2009 include industry research and translation services performed in connection with our funding transactions.

Auditor Fees Pre-approval Policy

The Audit Committee has adopted a formal policy concerning approval of both audit and non-audit services to be provided by our independent registered public accounting firm.  The policy requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee.  All the services provided in fiscal 2010 and 2009 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K on pages 74 through 141.

(b)Exhibits

See Exhibit Index on page 150.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Torrance, State of California, on the 10th day of June 2010.

TOYOTA MOTOR CREDIT CORPORATION

                                        By    /s/ George E. Borst
                                          George E. Borst
                                                   President and
                                              Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 10th day of June 2010.

Signature	Title	Date
/s/ George E. Borst George E. Borst	Director, President and Chief Executive Officer (Principal Executive Officer)	June 10, 2010
/s/ Ichiro Yajima Ichiro Yajima	Executive Vice President, Treasurer and Director	June 10, 2010
/s/ David Pelliccioni David Pelliccioni	Director Senior Vice President, Chief Administrative Officer and Secretary	June 10, 2010
/s/ Chris Ballinger Chris Ballinger	Group Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2010
/s/ Yoshimi Inaba Yoshimi Inaba	Director	June 10, 2010
/s/ James E. Lentz III James E. Lentz III	Director	June 10, 2010
______________
Takuo Sasaki	Director
_____________
Takeshi Suzuki	Director
___________
Eiji Hirano	Director

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	Filed Herewith

3.2	Bylaws as amended through December 8, 2000	(1)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(2)
4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(3)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(4)

4.1(d)	Agreement of Resignation, Appointment and Acceptance dated as of April 26, 2010 between TMCC, The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.	Filed Herewith

4.2	Amended and Restated Agency Agreement, dated September 18, 2009, among Toyota Motor Finance (Netherlands), B.V., Toyota Credit Canada Inc., Toyota Finance Australia, TMCC and The Bank of New York Mellon.	(5)

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

		(6)

__________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Report on Form 10-Q for the quarter ended December 31, 2000, Commission File number 1-9961.
(2)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File No. 33-52359.
(3)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File No. 1-9961.
(4)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(5)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 18, 2009, Commission File Number 1-9961.
(6)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated April 2, 2007, Commission File No. 1-9961.

 EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.3	Credit Support Agreement dated July 14, 2000 between TFSC and TMC	(7)

10.4	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC	(8)

10.5	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS	(9)

10.6	Shared Services Agreement dated October 1, 2000 between TMCC and TMS	(10)

10.7(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC	(11)

10.7(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC	(12)

10.8	Form of Indemnification Agreement between TMCC and its directors and officers	(13)
10.9
364 Day Credit Agreement, dated as of March 3, 2010, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Leasing GMBH, Toyota Credit de Puerto Rico Corp., Toyota Credit Canada Inc. and Toyota Kreditbank GMBH, as Borrowers, BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Banc of America Securities LLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. and Bank of America, N.A. as Swing Line Lenders, and Citibank, N.A., Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Syndication Agents
		(14)

__________
(7)	Incorporated herein by reference to Exhibit 10.9 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(8)	Incorporated herein by reference to Exhibit 10.10 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 10.11 filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 10.12 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.13(a), respectively, filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(12)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Report on Form 10-K for the year ended March 31, 2005, Commission File No. 1-9961.
(13)        Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1,
Commission File No. 33-22440.
(14)        Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated March 3, 2010.

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