Form 10-Q
period 2010-06-30
TOYOTA MOTOR CREDIT CORP
filed 2010-08-04
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes __    No  ☒

As of July 31, 2010, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
 (Unaudited)

	Three months ended June 30,
(Dollars in millions)	2010	2009
Financing revenues:
Operating lease	$1,200	$1,196
Retail	730	781
Dealer	94	93
Total financing revenues	2,024	2,070

Depreciation on operating leases	811	893
Interest expense	491	499
Net financing revenues	722	678

Insurance earned premiums and contract revenues	123	110
Investment and other income, net	35	58
Net financing revenues and other revenues	880	846

Expenses:
Provision for credit losses	(289)	328
Operating and administrative	184	177
Insurance losses and loss adjustment expenses	58	57
Total expenses	(47)	562

Income before income taxes	927	284
Provision for income taxes	357	108

Net income	$570	$176

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
 (Unaudited)

(Dollars in millions)	June 30, 2010	March 31, 2010
ASSETS

Cash and cash equivalents	$4,839	$4,343
Restricted cash	359	173
Investments in marketable securities	2,660	2,521
Finance receivables, net	56,692	55,087
Investments in operating leases, net	17,773	17,151
Other assets	2,160	1,918
Total assets	$84,483	$81,193

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$70,968	$69,179
Deferred income taxes	3,645	3,290
Other liabilities	4,032	3,451
Total liabilities	78,645	75,920

Commitments and contingencies (See Note 13)

Shareholder's equity:
Capital stock, no par value and $10,000 par value (100,000 shares
authorized; 91,500 issued and outstanding) at June 30, and March 31, 2010, respectively	915	915
Additional paid-in-capital	1	1
Accumulated other comprehensive income	99	104
Retained earnings	4,823	4,253
Total shareholder's equity	5,838	5,273
Total liabilities and shareholder's equity	$84,483	$81,193

The following table presents the assets of consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the consolidated balance sheet above.

(Dollars in millions)	June 30, 2010
ASSETS
Finance receivables, net	$6,783
Total assets	$6,783

LIABILITIES
Debt	$6,356
Other liabilities	1
Total liabilities	$6,357

See Accompanying Notes to Consolidated Financial Statements.

 TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
 (Unaudited)

(Dollars in millions)	Capital stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total

BALANCE AT MARCH 31, 2009	$915	$1	($63)	$3,240	$4,093

Net income for the three months ended June 30, 2009	-	-	-	176	176
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $37 million	-	-	61	-	61
Reclassification adjustment for net loss included in net income, net of tax benefit of $2 million	-	-	4	-	4
Total comprehensive income	-	-	65	176	241

BALANCE AT JUNE 30, 2009	$915	$1	$2	$3,416	$4,334

BALANCE AT MARCH 31, 2010	$915	$1	$104	$4,253	$5,273

Net income for the three months ended June 30, 2010	-	-	-	570	570
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $1 million	-	-	3	-	3
Reclassification adjustment for net gain included in net income, net of tax provision of $5 million	-	-	(8)	-	(8)
Total comprehensive income	-	-	(5)	570	565

BALANCE AT JUNE 30, 2010	$915	$1	$99	$4,823	$5,838

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)
	Three months ended June 30,
(Dollars in millions)	2010	2009
Cash flows from operating activities:
Net income	$570	$176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	841	925
Recognition of deferred income	(300)	(248)
Provision for credit losses	(289)	328
Amortization of deferred origination costs	72	90
Fair value adjustments and amortization of premiums and discounts associated with debt, net	(1,233)	2,279
Net gain from sale of marketable securities	(11)	(1)
Other-than-temporary impairment on marketable securities	-	6
Net change in:
Restricted cash	(186)	-
Derivative assets	183	(595)
Other assets	(108)	(164)
Deferred income taxes	359	282
Derivative liabilities	483	(819)
Other liabilities	106	207
Net cash provided by operating activities	487	2,466
Cash flows from investing activities:
Purchase of investments in marketable securities	(618)	(156)
Disposition of investments in marketable securities	482	142
Acquisition of finance receivables	(6,245)	(4,686)
Collection of finance receivables	5,380	5,006
Net change in dealer receivables (excluding term loans)	(387)	1,289
Acquisition of investments in operating leases	(2,807)	(1,342)
Disposals of investments in operating leases	1,518	1,293
Advances to affiliates	(690)	(761)
Repayments from affiliates	350	850
Other, net	(5)	(4)
Net cash (used in) provided by investing activities	(3,022)	1,631
Cash flows from financing activities:
Proceeds from issuance of debt	7,177	1,061
Payments on debt	(3,620)	(6,125)
Net change in commercial paper	(518)	(640)
Advances from affiliates (Note 15)	-	2,000
Repayments to affiliates (Note 15)	(8)	(11)
Net cash provided by (used in) financing activities	3,031	(3,715)
Net increase in cash and cash equivalents	496	382
Cash and cash equivalents at the beginning of the period	4,343	6,298
Cash and cash equivalents at the end of the period	$4,839	$6,680
Supplemental disclosures:
Interest paid	($447)	($584)
Income taxes (paid) received, net	($5)	$23

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three months ended June 30, 2010 and 2009 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three months ended June 30, 2010 do not necessarily indicate the results that may be expected for the full fiscal year.

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2010 (“fiscal 2010”), which was filed with the Securities and Exchange Commission (“SEC”) on June 10, 2010.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Summary of Significant Accounting Policies

Investments in Marketable Securities

Investments in marketable securities consist of debt and equity securities.  Debt and equity securities designated as available-for-sale (“AFS”) are carried at fair value using quoted market prices where available with unrealized gains or losses included in Accumulated Other Comprehensive Income (“AOCI”), net of applicable taxes.  We use the specific identification method to determine realized gains and losses related to our investment portfolio.  Realized investment gains and losses are reflected in Investment and Other Income, net in the Consolidated Statement of Income.

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

New Accounting Guidance

In July 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance in which entities must provide additional disclosures regarding the nature of credit risk inherent in their portfolio of financing receivables, how credit risk is analyzed and assessed in arriving at the allowance for credit losses, and the reasons for changes in the allowance for credit losses. This accounting guidance is effective for us on December 31, 2010 and is not expected to have a material impact on our consolidated financial condition or results of operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that sets forth the requirements that must be met for a company to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. This accounting guidance is effective for us on April 1, 2011 and is not expected to have a material impact on our consolidated financial condition or results of operations.

In October 2009, the FASB issued accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality. The accounting guidance more closely reflects the underlying economics of these transactions. This accounting guidance is effective for us on April 1, 2011 and is not expected to have a material impact on our consolidated financial condition or results of operations.

Recently Adopted Accounting Guidance

On April 1, 2010, we adopted new FASB accounting guidance for transfers of financial assets.  The new accounting guidance removes the concept of a qualifying special purpose entity and revises the accounting criteria for transfer of financial assets to be considered a sale.  The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

On April 1, 2010, we adopted new FASB accounting guidance on consolidation of variable interest entities.  The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

On March 31, 2010, we adopted new FASB accounting guidance requiring disclosure of gross transfers in and out of Level 3 as well as transfers between Levels 1 and 2 of the fair value hierarchy.

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

Level 2:  Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.  Examples of assets and liabilities currently utilizing Level 2 inputs are certificates of deposit, commercial paper, U.S. government agency securities, corporate debt securities, mortgage-backed and asset-backed securities, private placement investments in fixed income mutual funds, and most over-the-counter derivatives.

Level 3:  Unobservable inputs that are supported by little or no market activity and may require significant judgment in order to determine the fair value of the assets and liabilities.  Examples of assets and liabilities currently utilizing Level 3 inputs are structured over-the-counter derivatives with limited activity or less transparency around inputs to the valuation.

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

Valuation Methods

For financial instruments measured at fair value, the following section describes the valuation methodologies, key inputs and significant assumptions.

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

If quoted market prices are not available for specific securities, then we may estimate the value of such instruments using observed transaction prices, independent pricing services, and either internally or externally developed pricing models or discounted cash flows.  Where there is limited market activity or less transparency around inputs to the valuation model for certain collateralized mortgage and debt obligations, asset-backed securities, and high-yield debt securities, the determination of fair value may require benchmarking yields to that of similar instruments or analyzing default rates.  In addition, asset-backed securities may be valued based on external prices or market spreads, using current market assumptions on prepayment speeds and default rates. For certain other asset-backed securities where the external price is not observable, we may incorporate the deal collateral performance and tranche level attributes into our valuation analysis.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

We hold investments in exchange-traded equity mutual funds and private placement fixed income mutual funds. Where the funds produce a daily net asset value that is quoted in an active market, that value is used to value the fund investment and is classified in Level 1 of the fair value hierarchy. Where the funds produce a daily net asset value that is based on a combination of quoted prices from identical and similar securities and/or observable inputs, the funds are classified within Level 2.

Derivatives

As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter for valuation purposes.  All of our derivative counterparties to which we had credit exposure at June 30, 2010 were assigned investment grade ratings by a nationally recognized statistical rating organization (“NRSRO”).

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

As of June 30, 2010, we reduced our derivative liabilities by $8 million to account for our own non-performance risk.  Derivative assets were reduced $11 million to account for counterparty credit risk.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Finance Receivables

Our finance receivables are not carried at fair value on a recurring basis on the balance sheet.  In certain instances, for finance receivables for which there is evidence of impairment we may use an observable market price or the fair value of collateral if the loan is collateral dependent.  The fair values of impaired finance receivables based on the collateral value or market prices where available are reported at fair value on a nonrecurring basis.  We may consider additional adjustments to reflect current market conditions in estimating fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The following table summarizes our financial assets and liabilities that were accounted for at fair value as of June 30, 2010, by level within the fair value hierarchy:
	Fair value measurements on a recurring basis
(Dollars in millions)	Level 1	Level 2	Level 3	Counterparty netting & collateral 1	Fair value
Cash equivalents	$4,506	$6	$-	$-	$4,512
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	62	25	-	-	87
Municipal debt securities	-	13	-	-	13
Certificates of deposit and commercial paper	-	226	-	-	226
Foreign government debt securities	-	15	-	-	15
Corporate debt securities	-	108	-	-	108
Mortgage-backed securities:
U.S. government agency	-	88	-	-	88
Non-agency residential	-	6	-	-	6
Non-agency commercial	-	13	-	-	13
Asset-backed securities	-	312	-	-	312
Equity instruments:
Fixed income mutual funds
Short-term sector fund	-	37	-	-	37
U.S. government sector fund	-	434	-	-	434
Municipal sector fund	-	43	-	-	43
Investment grade corporate sector fund	-	294	-	-	294
High-yield sector fund	-	21	-	-	21
Real return sector fund	-	17	-	-	17
Mortgage sector fund	-	417	-	-	417
Asset-backed securities sector fund	-	35	-	-	35
Emerging market sector fund	-	41	-	-	41
International sector fund	-	135	-	-	135
Equity mutual fund – S&P 500 index	318	-	-	-	318
Available-for-sale securities total	380	2,280	-	-	2,660
Derivative assets: 2
Foreign currency swaps	-	1,777	131	-	1,908
Interest rate swaps	-	281	60	-	341
Counterparty netting and collateral1	-	-	-	(1,852)	(1,852)
Derivative assets total	-	2,058	191	(1,852)	397
Embedded derivative assets	-	-	5	-	5
Total assets 3	4,886	4,344	196	(1,852)	7,574
Derivative liabilities: 2
Foreign currency swaps	-	(803)	(65)	-	(868)
Interest rate swaps	-	(1,302)	(5)	-	(1,307)
Counterparty netting and collateral1	-	-	-	1,162	1,162
Derivative liabilities total	-	(2,105)	(70)	1,162	(1,013)
Embedded derivative liabilities	-	-	(37)	-	(37)
Total liabilities 3	-	(2,105)	(107)	1,162	(1,050)
Total net assets	$4,886	$2,239	$89	($690)	$6,524

1   We meet the accounting guidance for setoff criteria and elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist.

2 Includes derivative asset counterparty credit valuation adjustment of $11 million and derivative liability non-performance credit valuation adjustment of $8 million.
3 Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The following table summarizes our financial assets and liabilities that were accounted for at fair value as of March 31, 2010, by level within the fair value hierarchy:
	Fair value measurements on a recurring basis1
(Dollars in millions)	Level 1	Level 2	Level 3	Counterparty netting & collateral 2	Fair value
Cash equivalents	$4,256	$-	$-	$-	$4,256
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	25	24	-	-	49
Municipal debt securities	-	6	-	-	6
Certificates of deposit and commercial paper		50			50
Foreign government debt securities	-	22	-	-	22
Corporate debt securities	-	93	-	-	93
Mortgage-backed securities:
U.S. government agency	-	120	-	-	120
Non-agency residential	-	8	-	-	8
Non-agency commercial	-	23	-	-	23
Asset-backed securities	-	641	3	-	644
Equity instruments:
Fixed income mutual funds
Short-term sector fund	-	32	-	-	32
U.S. government sector fund	-	250	-	-	250
Municipal sector fund	-	39	-	-	39
Investment grade corporate sector fund	-	260	-	-	260
High-yield sector fund	-	22	-	-	22
Mortgage sector fund	-	360	-	-	360
Asset-backed securities sector fund	-	30	-	-	30
Emerging market sector fund	-	37	-	-	37
International sector fund	-	117	-	-	117
Equity mutual fund – S&P 500 index	359	-	-	-	359
Available-for-sale securities total	384	2,134	3	-	2,521
Derivative assets: 3
Foreign currency swaps	-	2,454	158	-	2,612
Interest rate swaps	-	288	39	-	327
Counterparty netting and collateral2	-	-	-	(2,358)	(2,358)
Derivative assets total	-	2,742	197	(2,358)	581
Embedded derivative assets	-	-	4	-	4
Total assets 4	4,640	4,876	204	(2,358)	7,362
Derivative liabilities: 3
Foreign currency swaps	-	(370)	(89)	-	(459)
Interest rate caps	-	(1)	-	-	(1)
Interest rate swaps	-	(1,180)	(23)	-	(1,203)
Counterparty netting and collateral2	-	-	-	1,130	1,130
Derivative liabilities total	-	(1,551)	(112)	1,130	(533)
Embedded derivative liabilities	-	-	(34)	-	(34)
Total liabilities 4	-	(1,551)	(146)	1,130	(567)
Total net assets	$4,640	$3,325	$58	($1,228)	$6,795
1   Prior period amounts have been reclassified to conform to the current period presentation.
2   We meet the accounting guidance for setoff criteria and elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist.

3 Includes derivative asset counterparty credit valuation adjustment of $10 million and derivative liability non-performance credit valuation adjustment of $4 million.
4 Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The determination in classifying a financial instrument within Level 3 of the fair value hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement.  There were no transfers between Level 1 and Level 2 securities during the three months ended June 30, 2010 and 2009.  The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2010 and 2009:

Three Months Ended June 30, 2010

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale securities		Derivatives				Total net assets (liabilities)
(Dollars in millions)	Asset-backed securities	Available-for-sale securities total	Interest rate swaps	Foreign currency swaps	Embedded derivative liabilities, net	Total Derivatives
Fair value, April 1, 2010	$3	$3	$16	$69	($30)	55	$58
Total gains/(losses)
Included in earnings	-	-	52	31	(2)	81	81
Included in other comprehensive income	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements							-
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-
Settlements	-	-	(13)	(34)	-	(47)	(47)
Transfers in to Level 3 1	-	-	-	-	-	-	-
Transfers out of Level 3 1	(3)	(3)	-	-	-	-	(3)
Fair value, June 30, 2010	$-	$-	$55	$66	($32)	$89	$89
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at the reporting date			$53	$29	($2)	$80	$80

1 Transfers in and transfers out are recognized at the end of the reporting period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Three Months Ended June 30, 2009

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale Debt Instruments			Derivatives				Total net assets (liabilities)
(Dollars in millions)	Non-agency residential mortgage-backed securities	Asset-backed securities	Available- for-sale securities total	Interest rate swaps	Foreign currency swaps	Embedded derivative liabilities, net	Total Derivatives
Fair value, April 1, 2009	$-	$-	$-	$88	($145)	($1)	($58)	($58)
Total gains/(losses)
Included in earnings	-	-	-	(87)	128	(4)	37	37
Included in other comprehensive income	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
Settlements	-	-	-	(19)	(21)	-	(40)	(40)
Transfers in to Level 3 1	1	1	2	-	-	-	-	2
Transfers out of Level 3 1	-	-	-	(10)	-	-	(10)	(10)
Fair value, June 30, 2009	$1	$1	$2	($28)	($38)	($5)	($71)	($69)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at the reporting date				($66)	$144	($5)	$73	$73

1 Transfers in and transfers out are recognized at the end of the reporting period.

Significant Changes to Level 3 Assets During the Period

Level 3 assets net, reported at fair value on a recurring basis increased $31 million for the quarter ended June 30, 2010. The increase is primarily attributable to the decline in swap rates during the first quarter of the fiscal year ended March 31, 2011 (“fiscal 2011”).

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

The following tables present the financial instruments carried on the Consolidated Balance Sheet by caption and by level within the fair value hierarchy for which a fair value measurement on a nonrecurring basis has been recorded during the reporting period:

Fair value measurements on a nonrecurring basis as of June 30, 2010:

(Dollars in millions)	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$181	$181
Total assets at fair value on a nonrecurring basis	$-	$-	$181	$181

Fair value measurements on a nonrecurring basis as of March 31, 2010:

(Dollars in millions)	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$143	$143
Total assets at fair value on a nonrecurring basis	$-	$-	$143	$143

Nonrecurring Fair Value Changes

The following table presents the total change in fair value of financial instruments measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statement of Income:

	Three months ended June 30,
(Dollars in millions)	2010	2009
Finance receivables, net	$15	$9
Total nonrecurring fair value gain	$15	$9

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

The following is a description of financial instruments for which the ending balances as of June 30, 2010 and March 31, 2010 are not carried at fair value in their entirety on the Consolidated Balance Sheet.

Finance Receivables

Fair value of finance receivables is generally determined by valuing expected discounted cash flows using a securitization model.  We estimate cash flows expected to be collected using contractual principal and interest cash flows adjusted for specific factors, such as prepayments, default rates, loss severity, credit scores, and collateral type.  The securitization model utilizes quoted secondary market rates if available, or estimated market rates that incorporate management’s best estimate of investor assumptions about the portfolio.

Commercial Paper

The carrying value of commercial paper issued is assumed to approximate fair value due to its short duration and generally negligible credit risk.  We validate this assumption using quoted market prices where available.

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

The carrying value and estimated fair value of certain financial instruments at June 30, 2010 and March 31, 2010 were as follows:

	June 30, 2010		March 31, 2010
(Dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Finance receivables, net1	$56,414	$58,235	$54,775	$56,568

Financial liabilities
Commercial paper	$18,954	$18,954	$19,466	$19,466
Unsecured notes and loans payable2	$45,658	$46,149	$46,713	$47,189
Secured notes and loans payable	$6,356	$6,359	$3,000	$3,006

1 Finance receivables are presented net of allowance for credit losses. Amounts exclude related party transactions and direct finance leases.
2  Carrying value of unsecured notes and loans payable represents the sum of unsecured notes and loans payable and carrying value adjustment.  Also included in unsecured notes and loans payable is $4.1 billion of loans payable to affiliates at June 30, 2010 and
   March 31, 2010, that are carried at amounts that approximate fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	June 30, 2010
(Dollars in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$83	$4	$-	$87
Municipal debt securities	12	1	-	13
Certificates of deposit and commercial paper	227	-	(1)	226
Foreign government debt securities	15	-	-	15
Corporate debt securities	103	5	-	108
Mortgage-backed securities:
U.S. government agency	84	4	-	88
Non-agency residential	5	1	-	6
Non-agency commercial	12	1	-	13
Asset-backed securities	310	2	-	312
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	37	-	-	37
U.S. government sector fund	429	5	-	434
Municipal sector fund	38	5	-	43
Investment grade corporate sector fund	268	26	-	294
High-yield sector fund	15	6	-	21
Real return sector fund	17	-	-	17
Mortgage sector fund	392	25	-	417
Asset-backed securities sector fund	33	2	-	35
Emerging market sector fund	37	4	-	41
International sector fund	127	8	-	135
Equity mutual fund – S&P 500 Index	254	64	-	318
Total investments in marketable securities	$2,498	$163	($1)	$2,660

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

	March 31, 20101
(Dollars in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$49	$-	$-	$49
Municipal debt securities	6	-	-	6
Certificates of deposit and commercial paper	50	-	-	50
Foreign government debt securities	22	-	-	22
Corporate debt securities	89	4	-	93
Mortgage-backed securities:
U.S. government agency	116	4	-	120
Non-agency residential	7	1	-	8
Non-agency commercial	20	3	-	23
Asset-backed securities	635	9	-	644
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	32	-	-	32
U.S. government sector fund	271	-	(21)	250
Municipal sector fund	35	4	-	39
Investment grade corporate sector fund	235	25	-	260
High-yield sector fund	15	7	-	22
Mortgage sector fund	345	15	-	360
Asset-backed securities sector fund	29	1	-	30
Emerging market sector fund	33	4	-	37
International sector fund	111	6	-	117
Equity mutual fund – S&P 500 Index	252	107	-	359
Total investments in marketable securities	$2,352	$190	($21)	$2,521
1 Prior period amounts have been reclassified to conform to the current period presentation.

Total fair value of certificates of deposit and commercial paper at June 30, and March 31, 2010 was $226 million and $50 million, respectively.  At these dates, these balances included commercial paper issued by an affiliated entity with a fair value of $50 million.

Total fair value of mortgage-backed securities at June 30, and March 31, 2010 was $107 million and $151 million, respectively.  Total fair value of the mortgage sector fund at June 30, and March 31, 2010 was $417 million and $360 million, respectively.  The total fair value related to subprime mortgage-backed securities was $41 million and $37 million at June 30, and March 31, 2010, respectively.

Total fair value of asset-backed securities at June 30, and March 31, 2010 was $312 million and $644 million, respectively.  The majority of our asset-backed securities is comprised of automobile collateral.  The fair value of asset-backed securities with collateral consisting primarily of Toyota vehicles is $296 million and $627 million at June 30, and March 31, 2010, respectively.

The fixed income mutual funds are private placement funds.  The total fair value of private placement fixed income mutual funds was $1.5 billion and $1.1 billion at June 30, and March 31, 2010, respectively.  For each fund, cash redemption limits may apply to each 90 day period.

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

As of June 30, 2010, AFS debt securities that were identified as other-than-temporarily impaired were written down to their current fair value.  For debt securities that we intend to sell or that we believe it is more likely than not that we will be required to sell prior to recovery, an OTTI loss was recognized in earnings.  There were no credit losses on impaired debt securities.  Additionally, there were no AFS equity securities deemed to be other-than-temporarily impaired, and therefore, all unrealized losses on AFS equity securities were recognized in AOCI.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

The following table presents other-than-temporary impairment losses that are included in realized losses:

	Three months ended June 30,
	2010			2009
(Dollars in millions)	Non-agency residential mortgage backed securities	Asset-backed securities	Total	Non-agency residential mortgage backed securities	Asset-backed securities	Total
Total other-than-temporary impairment losses	$-	$-	$-	$4	$2	$6
Less: Portion of loss recognized in other comprehensive income (pre-tax)1	-	-	-	-	-	-
Net impairment losses recognized in income2	$-	$-	$-	$4	$2	$6

1 Represents the non-credit component impact of the other-than-temporary impairment on AFS debt securities.
2 Represents the other-than-temporary impairment on AFS debt and equity securities included in Investment and other income, net in the Consolidated Statement of Income.

The following tables present the aging of fair value and gross unrealized losses for AFS securities:

	June 30, 2010
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
Debt instruments:
Certificates of deposit and commercial paper	$226	($1)	$-	$-	$226	($1)
Total investments in marketable securities	$226	($1)	$-	$-	$226	($1)

	March 31, 2010
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
Equity instruments:
U.S. government sector fund	$-	$-	$250	($21)	$250	($21)
Total investments in marketable securities	$-	$-	$250	($21)	$250	($21)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

Unrealized Losses on Securities

At June 30, 2010, we did not own any investments that have been in a continuous unrealized loss position for 12 consecutive months or more.   At March 31, 2010, total gross unrealized loss and fair value of investments that have been in a continuous unrealized loss position for 12 consecutive months or more were $21 million and $250 million, respectively.  These investments were comprised of private placement fixed income mutual funds. These securities were predominantly investment grade.  Investments with unrealized losses decreased at June 30, 2010 primarily due to improvements in liquidity and market spreads.

The contractual maturities of investments in marketable securities at June 30, 2010 are summarized in the following table (dollars in millions).  Prepayments may cause actual maturities to differ from scheduled maturities.

Fair Value of Available-for-Sale Securities:	Due in 1 Year or Less		Due after 1 Year through 5 Years		Due after 5 Years through 10 Years		Due after 10 Years		Total
	Amount	Yield1	Amount	Yield1	Amount	Yield1	Amount	Yield1	Amount	Yield1
U.S. government and agency obligations	$1	0.09%	$25	2.33%	$40	2.56%	$21	3.04%	$87	2.51%
Municipal debt securities	-	-	-	-	-	-	13	4.95	13	4.95
Certificates of deposit and commercial paper	226	0.27	-	-	-	-	-	-	226	0.27
Foreign government debt securities	-	-	15	1.93	-	-	-	-	15	1.93
Corporate debt securities	2	2.71	56	3.92	40	4.21	10	5.42	108	4.13
Mortgage-backed securities:
U.S. government agency	-	-	1	5.41	4	5.62	83	4.39	88	4.45
Non-agency residential	-	-	-	-	-	-	6	14.37	6	14.37
Non-agency commercial	-	-	-	-	-	-	13	5.11	13	5.11
Asset-backed securities	6	0.64	303	1.91	-	-	3	0.60	312	1.82
Fixed income mutual funds	1,474	3.51	-	-	-	-	-	-	1,474	3.51
Equity mutual funds	318	2.76	-	-	-	-	-	-	318	2.76
Total Fair Value	$2,027	3.01%	$400	2.15%	$84	3.49%	$149	4.63%	$2,660	3.29%
Total Amortized Cost	$1,881		$396		$80		$141		$2,498

1Yields are calculated based on average outstanding amortized cost of the securities.

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at both June 30, and March 31, 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net

Finance receivables, net consisted of the following:

(Dollars in millions)	June 30, 2010	March 31, 2010
Retail receivables	$39,284	$42,184
Pledged receivables1	6,888	3,037
Dealer financing	11,907	11,513
	58,079	56,734
Deferred origination costs	667	666
Unearned income	(934)	(833)
Allowance for credit losses
Retail receivables	(969)	(1,276)
Dealer financing	(151)	(204)
Total allowance for credit losses	(1,120)	(1,480)

Finance receivables, net2	$56,692	$55,087

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
   our other creditors.

2 Includes direct finance lease receivables, net of $238 million and $265 million at June 30, and March 31, 2010, respectively.

The tables below summarize information about impaired finance receivables:

(Dollars in millions)	June 30, 2010	March 31, 2010
Impaired account balances with an allowance	$240	$217
Impaired account balances without an allowance	17	17
Total impaired account balances	257	234
Allowance for credit losses	(76)	(91)
Impaired account balances, net	$181	$143

Impaired finance receivables primarily consist of dealer financing accounts for which an allowance has been recorded based on the fair value of the underlying collateral.  For dealer financing accounts for which the fair value of the underlying collateral was in excess of the outstanding balance, no allowance was provided.

	Three months ended June 30,
(Dollars in millions)	2010	2009

Average balance of accounts during the period that were impaired as of June 30
Dealer financing	$264	$285

Interest income recognized on impaired account balances during the period
Dealer financing	$2	$2

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following at the dates indicated:

(Dollars in millions)	June 30, 2010	March 31, 2010
Vehicles	$23,850	$23,460
Equipment and other	803	812
	24,653	24,272
Deferred origination fees	(143)	(123)
Deferred income	(681)	(577)
Accumulated depreciation	(5,860)	(6,196)
Allowance for credit losses	(196)	(225)
Investments in operating leases, net	$17,773	$17,151

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three months ended June 30,
(Dollars in millions)	2010	2009
Allowance for credit losses at beginning of period	$1,705	$1,864
Provision for credit losses	(289)	328
Charge-offs, net of recoveries1	(100)	(188)
Allowance for credit losses at end of period	$1,316	$2,004

(Dollars in millions)	June 30, 2010	March 31, 2010
Aggregate balances 60 or more days past due2
Finance receivables3	$266	$247
Operating leases3	76	77
Total	$342	$324

1 Net of recoveries of $39 million and $33 million for the three months ended June 30, 2010 and 2009, respectively.
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

Our derivative activities are authorized and monitored by our Asset-Liability Committee, which provides a framework for financial controls and governance to manage these market risks.  We use internal models to analyze data from internal and external sources in developing various hedging strategies.  We incorporate the resulting hedging strategies into our overall risk management strategies.

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

Our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  We use pay fixed interest rate swaps and caps, executed on a portfolio basis, to manage the interest rate risk of these assets.  The resulting asset liability profile is consistent with the overall risk management strategy as directed by the Asset-Liability Committee.

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

The aggregate fair value of derivative instruments that contain credit risk related contingent features that are in a net liability position at June 30, 2010 is $1,013 million. In the normal course of business, we posted collateral of $369 million and held collateral of $665 million with counterparties that were in a net liability position with us, resulting in net collateral held of $296 million.  At June 30, 2010, if our ratings were to have declined to “A+”, we would have been required to post $372 million of additional collateral to the counterparties with which we were in a liability position at June 30, 2010.  If our ratings were to have declined to “BBB+” or below, we would have been required to post $940 million of additional collateral to the counterparties with which we were in a liability position at June 30, 2010.  In order to settle all derivative instruments, excluding embedded derivatives and adjustments made for our own non-performance risk, that were in a net liability position at June 30, 2010, we would be required to pay $1,021 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at June 30, 2010 as reported in the Consolidated Balance Sheet:

	Hedge accounting derivatives		Non-hedge accounting derivatives		Total
(Dollars in millions)	Notional	Fair value	Notional	Fair value	Notional	Fair value
Other assets
Interest rate swaps	$495	$66	$8,530	$275	$9,025	$341
Foreign currency swaps	4,987	1,081	7,709	827	12,696	1,908
Embedded derivatives	-	-	43	5	43	5
Total	$5,482	$1,147	$16,282	$1,107	$21,764	$2,254

Counterparty netting						(1,458)
Collateral held						(394)

Carrying value of derivative contracts – Other assets						$402

Other liabilities
Interest rate swaps	$-	$-	$57,719	$1,307	$57,719	$1,307
Foreign currency swaps	6,204	608	6,432	260	12,636	868
Interest rate caps	-	-	50	-	50	-
Embedded derivatives	-	-	313	37	313	37
Total	$6,204	$608	$64,514	$1,604	$70,718	$2,212

Counterparty netting						(1,458)
Collateral held1						296

Carrying value of derivative contracts – Other liabilities						$1,050

1 As of June 30, 2010, we posted collateral of $369 million.  We netted $665 million of collateral held from counterparties whose position had changed from a net asset position to a net liability position subsequent to the date collateral was transferred, resulting in net collateral held of $296 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The table below shows the location and amount of derivatives at March 31, 2010 as reported in the Consolidated Balance Sheet:

	Hedge accounting derivatives		Non-hedge accounting derivatives		Total
(Dollars in millions)	Notional	Fair value	Notional	Fair value	Notional	Fair value
Other assets
Interest rate swaps	$541	$52	$7,999	$275	$8,540	$327
Foreign currency swaps	8,271	1,451	13,609	1,161	21,880	2,612
Embedded derivatives	-	-	58	4	58	4
Total	$8,812	$1,503	$21,666	$1,440	$30,478	$2,943

Counterparty netting						(1,073)
Collateral held						(1,285)

Carrying value of derivative contracts – Other assets						$585

Other liabilities
Interest rate swaps	$-	$-	$57,993	$1,203	$57,993	$1,203
Foreign currency swaps	3,590	364	1,639	95	5,229	459
Interest rate caps	-	-	50	1	50	1
Embedded derivatives	-	-	310	34	310	34
Total	$3,590	$364	$59,992	$1,333	$63,582	$1,697

Counterparty netting						(1,073)
Collateral posted						(57)

Carrying value of derivative contracts – Other liabilities						$567

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the three months ended June 30, 2010 and 2009 as reported in our Consolidated Statement of Income:

	Three months ended June 30,
(Dollars in millions)	2010	20094
Interest expense on debt1	$451	$624
Interest expense on pay float hedge accounting derivatives1	(109)	(183)
Interest expense on pay float non-hedge accounting derivatives1, 3	(131)	(137)
Interest expense on debt, net of pay float swaps	211	304

Interest expense on non-hedge pay fixed swaps1	309	301

(Gain) loss on hedge accounting derivatives:
Interest rate swaps2	(13)	24
Foreign currency swaps2	514	(1,384)
Loss (gain) on hedge accounting derivatives	501	(1,360)
Less hedged item: change in fair value of fixed rate debt	(510)	1,381
Ineffectiveness related to hedge accounting derivatives2	(9)	21

(Gain) loss on foreign currency transactions	(608)	858
Loss (gain) on currency swaps and forwards 2	503	(796)

Loss (gain) on other non-hedge accounting derivatives:
Pay float swaps2	(46)	139
Pay fixed swaps2	131	(328)
Total interest expense	$491	$499

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense.

	Three months ended June 30,
(Dollars in millions)	2010	2009

Ineffectiveness related to hedge accounting derivatives	$1	$27
Loss (gain) on currency swaps and forwards	(2)	14
Loss (gain) on non-hedge accounting derivatives:
Pay float swaps	-	2
Pay fixed swaps	(1)	28
Total credit valuation adjustment allocated to interest expense	($2)	$71

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	June 30, 2010	March 31, 2010
Other assets:
Notes receivable from affiliates	$646	$306
Used vehicles held for sale	243	220
Deferred charges	178	195
Income taxes receivable	104	97
Derivative assets	402	585
Other assets	587	515
Total other assets	$2,160	$1,918

Other liabilities:
Unearned insurance premiums and contract revenues	$1,430	$1,382
Derivative liabilities	1,050	567
Accounts payable and accrued expenses	914	902
Deferred income	248	244
Other liabilities	390	356
Total other liabilities	$4,032	$3,451

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average contractual interest rates4
(Dollars in millions)	June 30, 2010	March 31, 2010	June 30, 2010	March 31, 2010
Commercial paper1	$18,954	$19,466	0.53%	0.28%
Unsecured notes and loans payable2	45,172	45,617	3.58%	3.58%
Secured notes and loans payable	6,356	3,000	0.80%	0.59%
Carrying value adjustment3	486	1,096
Total debt	$70,968	$69,179	2.51%	2.49%

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

Included in our unsecured notes and loans payable are unsecured notes and loans denominated in various foreign currencies.  At June 30, and March 31, 2010, the carrying value of these notes payable was $25.9 billion and $28.5 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Additionally, the carrying value of our unsecured notes and loans payable at June 30, 2010 included $14.6 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 9.7 percent and $31.1 billion of unsecured fixed rate debt with contractual interest rates ranging from 0 percent to 15.3 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2010 includes $14.0 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 10.4 percent and $32.7 billion of unsecured fixed rate debt with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.  The carrying value adjustment on debt decreased by $610 million at June 30, 2010 compared to March 31, 2010 primarily as a result of a stronger U.S. dollar relative to certain other currencies in which some of our debt is denominated.

As of June 30, 2010, our commercial paper had an average remaining maturity of 42 days, while our notes and loans payable mature on various dates through fiscal 2047.

During the first quarter ended June 30, 2010, we sourced approximately $3.8 billion in funding through the transfer of retail finance receivables to asset-backed securitization vehicles.  The notes and loans issued in connection with these transactions are repayable only from collections on the underlying pledged receivables.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Variable Interest Entities

A variable interest entity (“VIE”) is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest.  A VIE is consolidated by its primary beneficiary.  We adopted the FASB’s new accounting standard on VIEs on April 1, 2010. The new accounting guidance changes the existing consolidation model for VIEs to a new model based on a qualitative assessment of power and economics, requires ongoing assessments of whether an entity is the primary beneficiary of a VIE, and enhances the disclosures about an entity's involvement with a VIE. This standard requires the consolidation of a VIE if an entity has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the VIE.  We did not consolidate or deconsolidate any VIEs as a result of adopting this standard.

On-balance Sheet Securitization Trusts

We use one or more special purpose entities that are considered VIEs to issue asset-backed securities to third party bank-sponsored asset-backed securitization vehicles and to investors in securitization transactions.  The securities issued by these VIEs are backed by the cash flows from finance receivables that have been transferred to the VIEs.  Although the transferred finance receivables have been legally sold to the VIEs, we hold variable interests in the VIEs that are expected to absorb a majority of these entities’ expected losses, receive a majority of the expected residual returns, or both.  We determined that we are the primary beneficiary of the securitization trusts because (i) our servicing responsibilities for the transferred receivables give us the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant.

The assets of the consolidated securitization VIEs consisted of $6,888 million and $3,037 million in gross retail finance receivables at June 30, 2010, and March 31, 2010, respectively.   In addition, TMCC held $359 million and $173 million in cash which represent collections from the underlying pledged receivables at June 30, 2010 and March 31, 2010, respectively.  We classified this cash as restricted cash on our consolidated balance sheet.  The liabilities of these consolidated VIEs consisted of $6,356 million and $3,000 million in secured debt and $1 million and $439 thousand in other liabilities at June 30, 2010, and March 31, 2010, respectively.  The assets of the VIEs serve as the sole source of payment for the asset-backed securities issued by these entities.  Investors in the notes issued by the VIEs do not have recourse to TMCC’s general credit, with the exception of customary representation and warranty repurchase provisions and indemnities.

As primary beneficiary of these entities, we are exposed to credit, interest rate, and prepayment risk from the receivables transferred to the VIEs.   However, our exposure to these risks did not change as a result of the transfer of the assets to the VIEs.  We may also be exposed to interest rate risk arising from the secured notes issued by the VIEs.

In addition to the credit enhancement described above, we entered into interest rate swaps with certain special purpose entities that issue variable rate debt.  Under the terms of these swaps, the securitization trusts are obligated to pay TMCC a fixed rate of interest on certain payment dates in exchange for receiving a floating rate of interest on amounts equal to the outstanding balance of the secured debt.  This arrangement enables the securitization trusts to issue variable rate debt that is secured by fixed rate retail finance receivables.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Variable Interest Entities (Continued)

The transfers of the receivables to the special purpose entities in our securitizations are considered to be sales for legal purposes.  However, these transactions do not meet the requirements for sale accounting.  As a result, the securitized assets and the related debt remain on our Consolidated Balance Sheet.  We recognize financing revenue on the pledged receivables and interest expense on the secured debt issued by the trusts.  We also maintain an allowance for credit losses on the pledged receivables to cover probable credit losses estimated using a methodology consistent with that used for our non-securitized retail loan portfolio.  The interest rate swaps between TMCC and the special purpose entities are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement

In March 2010, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30, and March 31, 2010.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30, and March 31, 2010.

Letter of Credit Facility Agreement

In addition, TMCC has an uncommitted letter of credit facility totaling $5 million, of which $1 million was issued and outstanding at June 30, and March 31, 2010.

Other Credit Agreements

TMCC has two additional bank credit facilities.  The first is a 364 day committed bank credit facility in the amount of JPY 100 billion (approximately $1.1 billion as of June 30, 2010) which was entered into in December 2009 to replace a similar facility which expired.  The second is a 364 day uncommitted bank credit facility in the amount of JPY 100 billion (approximately $1.1 billion as of June 30, 2010), which was extended in December 2009 for an additional 364 days.  Both of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  Neither of these facilities was drawn upon as of June 30, and March 31, 2010.

We are in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below:

	Maximum commitment amount as of
(Dollars in millions)	June 30, 2010	March 31, 2010
Commitments:
Credit facilities with vehicle and industrial equipment dealers	$6,112	$6,363
Facilities lease commitments1	87	92
Total commitments	6,199	6,455
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$6,299	$6,555

Wholesale financing demand note facilities2	$9,450	$9,482

1 Includes $56 million and $58 million in facilities lease commitments with affiliates at June 30, and March 31, 2010, respectively.
2 Amounts are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.  At June 30, and March 31, 2010, amounts outstanding were $6.2 billion and $5.9 billion, respectively.

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are generally collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facility commitments available to vehicle and industrial equipment dealers, $5.2 billion was outstanding at both June 30, and March 31, 2010 and was recorded in Finance receivables, net in the Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies (Continued)

We are party to a 15-year lease agreement with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At June 30, 2010, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above, are as follows: fiscal years ending March 31, 2011 - $15 million; 2012 - $17 million; 2013 - $13 million; 2014 - $10 million; 2015 - $9 million and thereafter - $23 million.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, and March 31, 2010.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2010, we determined that it is not probable that we will be required to make any material payments in the future.  As of June 30, and March 31, 2010, no amounts have been recorded under these indemnifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies (Continued)

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

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that TMCC's post-repossession notice failed to comply with the Rees-Levering Automobile Sales Finance Act of California.  Three additional putative class action complaints or cross-complaints were filed making similar allegations.  The cases were coordinated in the California Superior Court, Stanislaus County and a Second Amended Consolidated Cross-Complaint and Complaint was subsequently filed in March 2009.  The Second Amended Consolidated Cross-Complaint and Complaint seeks injunctive relief, restitution, disgorgement and other equitable relief under California's Unfair Competition Law.  As a result of mediation in January 2010, the parties agreed to settle all of the foregoing matters. The proposed settlement, for which we have adequately accrued, is subject to preliminary and final court approval.  A fourth case was recently filed which the court has included in the settlement.

Recall-related Class Actions

TMCC and certain affiliates were named as defendants in the consolidated multidistrict litigation, In Re: Toyota Motor Corp. Unintended Acceleration, Marketing, Sales Practices, and Products Liability Litigation consolidated in the United States District Court, Central District of California seeking damages and injunctive relief as a result of alleged sudden unintended acceleration and/or braking defects in certain Toyota and Lexus vehicles.  A parallel action was filed against TMCC and certain affiliates on March 12, 2010 by the Orange County District Attorney.  See "Item 3. Legal Proceedings" in our fiscal 2010 Form 10-K for more information.  On August 2, 2010, the plaintiffs filed a consolidated complaint in the multidistrict litigation that does not name TMCC as a defendant.  TMCC remains, however, a defendant in the action filed by the Orange County District Attorney

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies (Continued)

TMCC and certain affiliates had also been named as defendants in a putative bondholder class action, Harel Pia Mutual Fund vs. Toyota Motor Corp., et al., filed in the Central District of California on April 8, 2010, alleging violations of federal securities laws.  The plaintiff filed a voluntary dismissal of the lawsuit on July 20, 2010.

On July 22, 2010, the same plaintiff in the above federal bondholder action refiled the case in California state court on behalf of purchasers of TMCC bonds traded on foreign exchanges (Harel Pia Mutual Fund v. Toyota Motor Corp., et al., Superior Court of California, County of Los Angeles).  The complaint alleges violations of California securities laws, fraud, breach of fiduciary duty and other state law claims.

We believe we have meritorious defenses to these claims and intend to defend against them vigorously.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Income Taxes

Our effective tax rate was 39 percent during the first quarter of fiscal 2011 and 38 percent for the same period in fiscal 2010.  Our provision for income taxes for the first quarter of fiscal 2011 was $357 million compared to $108 million for the same period in fiscal 2010.   This increase in provision is consistent with the increase in our income before tax for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

Tax Related Contingencies

We are routinely subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities in various jurisdictions. We are in various stages of completion of several income tax examinations, including an examination by the Internal Revenue Service for the taxable years March 31, 2007 through March 31, 2010.  During the fourth quarter of fiscal 2010, the Internal Revenue Service completed its examination for the taxable years March 31, 2004 through March 31, 2006.

We periodically review our uncertain tax positions. Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended June 30, 2010 this assessment resulted in no change in unrecognized tax benefits.

Our deferred tax assets at June 30, 2010 were $1.8 billion compared with $2.3 billion at March 31, 2010, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts through fiscal year 2029. The total deferred tax liability at June 30, 2010, net of these deferred tax assets, was $3.6 billion compared with $3.3 billion at March 31, 2010.  Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15 – Related Party Transactions

As of June 30, 2010, there were no material changes to our related party agreements or relationships as described in our fiscal 2010 Form 10-K, except as described below.  The tables below summarize amounts included in our Statement of Income and Consolidated Balance Sheet under various related party agreements or relationships:

	Three months ended June 30,
(Dollars in millions)	2010	2009
Net financing revenues:
Manufacturers’ subvention support and other revenues	$233	$187
Credit support fees incurred	($9)	($10)
Foreign exchange gain on notes receivable from affiliates	$-	$52
Foreign exchange (loss) on loans payable to affiliates	($61)	($33)
Interest expense on loans payable to affiliates	($12)	($21)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums, commissions, and contract revenues	$29	$22

Investments and other income, net:
Interest earned on notes receivable from affiliates	$1	$1

Expenses:
Shared services charges and other expenses	$10	$8
Employee benefits expense	$17	$16

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 15 – Related Party Transactions (Continued)

(Dollars in millions)	June 30, 2010	March 31, 2010
Assets:
Investments in marketable securities
Investments in marketable securities	$50	$50

Finance receivables, net
Accounts receivable from affiliates	$12	$20
Direct finance receivables from affiliates	$4	$-
Notes receivable under home loan programs	$28	$27
Deferred retail subvention income from affiliates	($769)	($663)

Investments in operating leases, net
Leases to affiliates	$22	$29
Deferred lease subvention income from affiliates	($679)	($575)

Other assets
Notes receivable from affiliates	$646	$306
Accounts receivable from affiliates	$169	$97
Subvention support receivable from affiliates	$140	$143

Liabilities:
Debt
Loans payable to affiliates	$4,126	$4,065

Other liabilities
Unearned affiliate insurance premiums, commissions, and contract revenues	$269	$223
Accounts payable to affiliates	$325	$284
Notes payable to affiliate	$36	$45

Shareholder’s Equity:
Dividends paid	$-	$50
Stock based compensation	$1	$1

TMCC-TMFNL Loan Agreement

Effective as of May 12, 2010, TMCC and Toyota Motor Finance (Netherlands) B.V. (“TMFNL”) entered into a new uncommitted loan finance agreement which replaced an existing loan finance agreement between TMCC and TMFNL.  The new loan agreement provides for reciprocal lines of credit between TMFNL and TMCC, with individual loans to be evidenced by term agreements in an aggregate amount not to exceed €1 billion.  There were no amounts outstanding at June 30, 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 16 – Segment Information

Financial information for our reportable operating segments for the quarters ended or at June 30 is summarized as follows (dollars in millions):

Fiscal 2011:	Finance operations	Insurance operations	Intercompany eliminations	Total
Three months ended June 30, 2010:
Total financing revenues	$2,018	$-	$6	$2,024
Insurance earned premiums and contract revenues	-	129	(6)	123
Investment and other income	10	27	(2)	35
Total gross revenues	2,028	156	(2)	2,182

Less:
Depreciation on operating leases	811	-	-	811
Interest expense	493	-	(2)	491
Provision for credit losses	(289)	-	-	(289)
Operating and administrative expenses	145	39	-	184
Insurance losses and loss adjustment expenses	-	58	-	58
Provision for income taxes	335	22	-	357
Net income	$533	$37	$-	$570

Total assets at June 30, 2010	$81,934	$2,910	($361)	$84,483

Fiscal 20101:
Three months ended June 30, 2009:
Total financing revenues	$2,065	$-	$5	$2,070
Insurance earned premiums and contract revenues	-	115	(5)	110
Investment and other income	24	36	(2)	58
Total gross revenues	2,089	151	(2)	2,238

Less:
Depreciation on operating leases	893	-	-	893
Interest expense	501	-	(2)	499
Provision for credit losses	328	-	-	328
Operating and administrative expenses	142	35	-	177
Insurance losses and loss adjustment expenses	-	57	-	57
Provision for income taxes	87	21	-	108
Net income	$138	$38	$-	$176

Total assets at June 30, 2009	$80,007	$2,531	($354)	$82,184

1  Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 17 – Subsequent Events

On July 19, 2010, we declared a dividend of $266 million to be paid to our parent, Toyota Financial Services Americas Corporation in August 2010.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2010 (“fiscal 2010”).  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

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

Our financial results are affected by a variety of economic and industry factors, including but not limited to, new and used vehicle markets, the level of Toyota and Lexus sales, new vehicle incentives, consumer behavior, level of employment, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, the financial health of our dealers, and the level of competitive pressure.  Changes in these factors can influence the demand for new and used vehicles, the number of contracts that default and the loss per occurrence, the inability to realize originally estimated contractual residual values on our lease earning assets, and our gross margins on financing volume.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets and prevailing interest rates, as well as our credit ratings, which may affect our ability to obtain cost effective funding to support earning asset growth.

Fiscal 2011 First Quarter Operating Environment

During the first quarter of fiscal 2011, economic activity in the United States remained relatively weak.  While there were signs that the labor market began to stabilize and industrial production and business investment and spending began to show positive signs, unemployment rates remained elevated and consumer confidence remained weak.  Consumer spending continued to be constrained by high unemployment, modest income growth, lower household wealth and tight credit.  In addition, home values remained depressed, and commodity prices continued to fluctuate.  As a result, economic recovery in the United States remained uncertain during the first quarter of fiscal 2011, and economic conditions continue to negatively affect some of our customers’ ability to make their payments.

The global capital markets in the first quarter of fiscal 2011 showed signs of improvement as compared to fiscal 2010.  From a funding perspective, the market generally stabilized and the extreme volatility and widening credit spreads experienced during fiscal 2010 have lessened.  While challenges remain, there were improvements in market access and narrowing of credit spreads during the first quarter of fiscal 2011.  During the first quarter of fiscal 2011, we continued to maintain broad access to a variety of global markets and continued to issue commercial paper and term debt in both unsecured and secured markets.

Industry wide vehicle sales during the first quarter of fiscal 2011 in the United States increased as compared to the same period in the prior year.  In addition, sales incentives throughout the auto industry increased over the same period.  In line with these trends, sales of Toyota and Lexus vehicles by TMS increased 13% in the first quarter of fiscal 2011 over the same period in fiscal 2010.  The increase in TMS sales is due in large part to increased vehicle incentives and the stabilization of economic conditions in the United States following a period of decline.  Our overall net earning assets balance at June 30, 2010 was higher than the balance at June 30, 2009 due to an increase in vehicle financing volume, which was in turn due to an increase in TMS sales.

Despite these challenging conditions, our consumer portfolio continued to show positive signs.  We decreased our allowance for credit losses in the first quarter of fiscal 2011 in response to lower levels of delinquency and per unit loss severity in our consumer portfolio.  We experienced lower loss severity due to strong used vehicle values during the first quarter of fiscal 2011 as compared to the same period in fiscal 2010.  Prices of used vehicles were at an unprecedented high during the first quarter of fiscal 2011 primarily due to a low supply of used vehicles.  In addition, the overall credit quality of our retail portfolio in the first quarter of fiscal 2011 continued to benefit from previous enhancements we introduced in our purchasing practices.   The enhancements, combined with the strengthening of our collection efforts, contributed to decreased levels of delinquency and net charge-offs during the first quarter of fiscal 2011 compared to the same period in fiscal 2010.

RESULTS OF OPERATIONS

Fiscal 2011 First Quarter Summary

	Three months ended June 30,
(Dollars in millions)	2010	2009
Net income:
Finance operations	$533	$138
Insurance operations	37	38
Total net income	$570	$176

We achieved consolidated net income of $570 million for the first quarter of fiscal 2011, compared with $176 million for the same period in fiscal 2010.  Our finance operations reported net income of $533 million for the first quarter of fiscal 2011, compared to $138 million for the same period in fiscal 2010.  Our insurance operations reported net income of $37 million for the first quarter of fiscal 2011, compared to $38 million for the same period in fiscal 2010.

Our favorable results in the first quarter of fiscal 2011 as compared to the same period in fiscal 2010 were primarily due to decreases in our provision for credit losses, and to a lesser extent, depreciation on operating leases.  We recorded a benefit from credit losses of $289 million for the first quarter of fiscal 2011 compared to a charge of $328 million for the same period in fiscal 2010.  This reduction in our provision was attributable to strong used vehicle prices fueled by a lower supply of used vehicles, better credit quality within our retail portfolio, and robust collection efforts.  We decreased our estimate of expected credit losses in response to improvements in per unit loss severity, lower expected losses related to TMS recall-related events, and lower levels of delinquency in the consumer portfolio during the first quarter of fiscal 2011.

Operating expenses increased by 4% during the first quarter of fiscal 2011 as compared to the same period in fiscal 2010, primarily in the area of employee expenditures.

Our overall capital position increased by $0.5 billion, bringing total shareholder’s equity to $5.8 billion at June 30, 2010, as compared to $5.3 billion at March 31, 2010.  Our debt increased to $71.0 billion at June 30, 2010 from $69.2 billion at March 31, 2010.  As a result of these factors, our debt-to-equity ratio improved to 12.2 at June 30, 2010 from 13.1 at March 31, 2010.

Financing Operations

	Three months ended June 30,		Percentage Change
(Dollars in millions)	2010	2009
Financing Revenues:
Operating lease	$1,200	$1,196	-%
Retail1	730	781	(7%)
Dealer	88	88	-%
Total financing revenues	2,018	2,065	(2%)

Depreciation on operating leases	811	893	(9%)
Interest expense	493	501	(2%)
Net financing revenues	$714	$671	6%
Provision for credit losses	(289)	328	(188%)

Net income from financing operations	$533	$138	286%

1 Includes direct finance lease revenues.

Our finance operations reported net income of $533 million for the first quarter of fiscal 2011 compared to $138 million for the same period in fiscal 2010.  Results were favorable primarily due to decreases in our provision for credit losses, and to a lesser extent, decreases in depreciation on operating leases.

Despite the challenging economic conditions and high unemployment in the United States, our per unit credit loss severity and delinquency improved during the first quarter of fiscal 2011.  The improvement in per unit credit loss severity was attributable to strong used vehicle prices fueled by lower used vehicle supply.

The overall credit quality of our retail portfolio in the first quarter of fiscal 2011 continued to benefit from the previous enhancements we introduced in our purchasing practices.   These enhancements, combined with the strengthening of our collection efforts, contributed to decreased levels of delinquency and net charge-offs during the first quarter of fiscal 2011 as compared to the same period in fiscal 2010.   As a result, we recorded a benefit from credit losses of $289 million for the first quarter of fiscal 2011, compared with a charge of $328 million for the same period in fiscal 2010.  The amount of the provision was also positively affected by lower estimates of expected losses relating to TMS recall-related events.  Depreciation expense on operating leases was also positively affected by improvement in forecasted used vehicle values driven primarily by higher actual used vehicle prices.

Financing Revenues

Total financing revenues decreased 2 percent during the first quarter of fiscal 2011 as compared to the same period in fiscal 2010:

•
Operating lease revenues in the first quarter of fiscal 2011 remained consistent with the same period in the prior fiscal year as slightly higher portfolio yields were offset by lower average outstanding earning asset balances.

•	Retail contract revenues decreased 7 percent, primarily due to a decrease in our portfolio yields.

•
Dealer financing revenues in the first quarter of fiscal 2011 remained consistent with the same period in the prior fiscal year as lower portfolio yields were offset by higher average outstanding earning asset balances.

Our total finance receivables portfolio yield was 5.8 and 6.4 percent during the first quarter of fiscal 2011 and fiscal 2010, respectively.

Depreciation on Operating Leases

Depreciation on operating leases decreased 9 percent during the first quarter of fiscal 2011 as compared to the same period in fiscal 2010.  Improvements in used vehicle values, due primarily to lower used vehicle supply, resulted in an increase to the estimated end-of-term residual values of the existing portfolio.  We also considered the potential impact of the TMS recall-related events in our estimate of end-of-term residual values.  These events had a lesser impact on our estimate during the first quarter of fiscal 2011 than in the quarter ended March 31, 2010.

Interest Expense

Our debt consists of fixed and floating rate obligations denominated in a number of different currencies. We economically hedge our interest rate and currency risks inherent in these liabilities on a consolidated basis by entering into pay float interest rate swaps, foreign currency swaps, and foreign currency forwards.  These derivatives effectively convert our obligations on the debt into U.S. dollar denominated 3-month LIBOR based payments.  We use pay fixed interest rate swaps executed on a portfolio basis to manage our interest rate risk arising from the resulting mismatch between our predominantly fixed-rate U.S. dollar denominated receivables and floating rate obligations.  The following table summarizes the consolidated components of interest expense:

	Three months ended June 30,
(Dollars in millions)	2010	2009
Interest expense on debt1	$451	$624
Interest expense on pay float swaps2	(240)	(320)
Interest expense on debt, net of pay float swaps	211	304

Interest expense on pay fixed swaps1	309	301
Ineffectiveness related to hedge accounting derivatives3,4	(9)	21
(Gain) loss on foreign currency transactions	(608)	858
Loss (gain) on currency swaps and forwards 3,4	503	(796)

(Gain) loss on other non-hedge accounting derivatives:
Pay float swaps3,4	(46)	139
Pay fixed swaps3,4	131	(328)
Total interest expense5	$491	$499

1  Amounts represent net interest settlements and changes in accruals.
2  Includes both hedge and non-hedge accounting derivatives.
3  Amounts exclude net interest settlements and changes in accruals.
4  Refer to Note 8 –Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements for additional information relating to the credit valuation adjustments for the periods.

5 Excludes $2 million of interest on bonds held by our insurance operations for the three months ended June 30, 2010 and 2009.

We reported consolidated interest expense of $491 million during the first quarter of fiscal 2011 compared to $499 million during the same period in fiscal 2010. Interest expense was lower during the first quarter of fiscal 2011 compared to the same period in fiscal 2010 primarily due to lower contractual interest rates on debt.

Interest expense on debt primarily represents interest due on secured and unsecured notes and loans payable and commercial paper, and includes the amortization of debt issue costs, discount and premium, and basis adjustments.  The decrease in interest expense on debt to $451 million in the first quarter of fiscal 2011 from $624 million in the same period in fiscal 2010 was due to a combination of lower weighted average contractual interest rates on debt and relatively higher average balances of commercial paper and secured debt offset by lower unsecured term debt.  Interest expense on pay float swaps represents net interest expense on our interest rate and cross-currency swaps.  Settlements on these swaps resulted in interest income of $240 million and $320 million for the first quarter of fiscal 2011 and fiscal 2010, respectively.  These favorable results from our pay float swaps partially offset our interest expense on debt.

Ineffectiveness related to hedge accounting derivatives represents the net difference between the change in the fair value of the hedged debt and the change in the fair value of the associated derivative instrument. These amounts also include a credit valuation adjustment loss of $1 million for the first quarter of fiscal 2011, compared to a credit valuation adjustment loss of $27 million for the same period in fiscal 2010.

Gain or loss on foreign currency transactions relates to foreign currency denominated transactions for which hedge accounting has not been elected.  We are required to revalue these foreign currency denominated transactions at each balance sheet date.  We use currency swaps and forwards to economically hedge these foreign currency transactions.  During the first quarter of fiscal 2011, the U.S. dollar strengthened relative to certain other currencies in which our foreign currency transactions are denominated.  This resulted in the recognition of gains in foreign currency transactions of $608 million and losses in the fair value of currency swaps used to economically hedge these foreign currency transactions of $503 million.  During the same period in fiscal 2010, the U.S. dollar weakened relative to certain other currencies in which our foreign currency transactions are denominated. This resulted in the recognition of losses in foreign currency transactions of $858 million and gains in the fair value of currency swaps used to economically hedge these foreign currency transactions of $796 million.

Declines in swap rates during the first quarter of fiscal 2011 contributed to unfavorable mark-to-market adjustments on pay fixed interest rate swaps of $131 million that contributed to a net loss on other non-hedge accounting derivatives of $85 million.  During the first quarter of fiscal 2010, favorable mark-to-market adjustments of $328 million on pay fixed interest rate swaps contributed to net gains on total other non-hedge accounting derivatives of $189 million, including pay float swaps.

Provision for Credit Losses

We recorded a benefit from credit losses of $289 million for the first quarter of fiscal 2011 compared to a charge of $328 million for the same period in fiscal 2010.  During the first quarter of fiscal 2010, we increased our provision for credit losses in response to elevated levels of delinquencies in our consumer portfolio as well as an increase in the default frequency resulting from the weakness in the United States economy.

Despite continued challenging economic conditions, the credit performance of our consumer portfolio showed favorable trends during the first quarter of fiscal 2011.  We decreased our provision for credit losses in the first quarter of fiscal 2011 in response to lower levels of delinquency and per unit loss severity in our consumer portfolio.  We experienced lower loss severity due to strong used vehicle values during the first quarter of fiscal 2011 compared to the same period in fiscal 2010.  During the first quarter of fiscal 2011, prices of used vehicles were at an unprecedented high driven primarily by a low supply of used vehicles.  In addition, the overall credit quality of our retail portfolio in the first quarter of fiscal 2011 continued to benefit from the previous enhancements we introduced in our purchasing practices.   These enhancements, combined with the strengthening of our collection efforts, contributed to decreased levels of delinquency and net charge-offs during the first quarter of fiscal 2011 compared to the same period in fiscal 2010.

We also evaluated the impact of the recall-related events that occurred primarily in the fourth quarter of fiscal 2010 and early fiscal 2011.  As of June 30, 2010, while we have not seen a significant impact on our results,  uncertainty remains.  As a result, we included the impact of these recall-related events in our provision for credit losses during the first quarter of fiscal 2011, but at a lower amount than in the fourth quarter of fiscal 2010.  This also contributed to the reduction in our provision for credit losses in the first quarter of fiscal 2011.  Refer to “Financial Condition – Credit Risk” for further discussion.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended June 30,		Percentage Change
(Dollars in millions)	2010	20091
Agreements (units in thousands)
Issued	544	288	89%
In force	5,468	5,154	6%
Insurance earned premiums and contract revenues	$129	$115	12%
Investment and other income	$27	$36	(25%)
Gross revenues from insurance operations	$156	$151	3%

Insurance losses and loss adjustment expenses	$58	$57	2%

Insurance dealer back-end program expenses	21	17	24%

Net income from insurance operations	$37	$38	(3%)
1 Prior period amounts have been reclassified to conform to the current period presentation.

Agreements issued increased by 256 thousand units during the first quarter of fiscal 2011 compared to the same period in fiscal 2010.  The increase was primarily due to an increase in prepaid maintenance agreements, which Toyota Motor Insurance Services, Inc. (“TMIS”) began providing to TMS in March 2010 in support of post-recall sales efforts.

Our insurance operations reported net income of $37 million during the first quarter of fiscal 2011, compared to $38 million during the same period in fiscal 2010.  The slight decrease in net income from insurance for the first quarter of fiscal 2011 compared to the same period in fiscal 2010 was primarily attributable to a decrease in investment and other income partially offset by an increase in insurance earned premiums and contract revenues.

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

Our insurance operations reported insurance earned premiums and contract revenues of $129 million during the first quarter of fiscal 2011, compared to $115 million during the same period in fiscal 2010.  The increase in insurance earned premiums and contract revenues was primarily due to the overall growth in the number of agreements issued and in force and higher average revenues per contract.

Our insurance operations reported investment and other income of $27 million during the first quarter of fiscal 2011, compared to investment and other income of $36 million during the same period in fiscal 2010.  Investment and other income for our insurance operations consists primarily of investment income on marketable securities.  The decrease in investment and other income for the first quarter of fiscal 2011 compared to the same period in fiscal 2010 was primarily due to lower interest and dividend income.  Refer to “Investment and Other Income” below for a more detailed discussion on our consolidated investment portfolio.

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

We reported $58 million of insurance losses and loss adjustment expenses during the first quarter of fiscal 2011, compared to $57 million during the same period in fiscal 2010.  The slight increase in insurance losses and loss adjustment expenses primarily relates to fluctuations in frequency and severity across all programs.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on sales volume or underwriting performance.  Insurance dealer back-end program expenses increased by 24 percent during the first quarter of fiscal 2011 compared to the same period in fiscal 2010.  The increase was primarily due to an increase in agreements issued and an increase in the federal funds rate used in the computation of certain payments.

Investment and Other Income

The following table summarizes the components of our consolidated investment and other income:
	Three months ended June 30,
(Dollars in millions)	2010	2009
Interest and dividend income on marketable securities	$19	$34
Realized gains (losses) on marketable securities	11	(5)
Other income	5	29
Total investment and other income, net	$35	$58

The decrease in interest and dividend income on marketable securities during the first quarter of fiscal 2011 relates primarily to our insurance operations.  We reported net realized gains on marketable securities of $11 million during the first quarter of fiscal 2011 compared to net realized losses of $5 million during the same period in fiscal 2010.  This was primarily due to there being no other-than-temporary impairment write-downs during the first quarter of fiscal 2011.  In addition we experienced higher net realized gains from the sale of securities in the first quarter of fiscal 2011 compared to the same period in fiscal 2010.

We reported $5 million of other income during the first quarter of fiscal 2011, compared to $29 million during the same period in fiscal 2010.  The decrease in other income occurred because interest income from an expected tax refund was recorded during the first quarter of fiscal 2010 and was subsequently collected.

Operating and Administrative Expenses

The following table summarizes our operating and administrative expenses:

	Three months ended June 30,		Percentage
(Dollars in millions)	2010	2009	Change
Employee expenses	$82	$71	15%
Operating expenses	81	89	(9%)
Insurance dealer back-end program expenses	21	17	24%
Total operating and administrative expenses	$184	$177	4%

Total operating and administrative expenses increased 4 percent during the first quarter of fiscal 2011 compared to the same period in fiscal 2010 due to increases in employee and insurance dealer back-end expenses.  Employee-related expenses increased in the first quarter of fiscal 2011 compared to the same period in fiscal 2010 due to higher performance based compensation and overtime.

Operating expenses decreased during the first quarter of fiscal 2011 compared to the same period in fiscal 2010 primarily due to a reduction in consulting fees.  Included in operating and administrative expenses are charges allocated by TMS for certain technological and administrative services provided to TMCC.  Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on sales volume or underwriting performance.  Refer to Insurance Operations above for further information on insurance dealer back-end program expenses.

Provision for Income Taxes

Our provision for income taxes for the first quarter of fiscal 2011 was $357 million compared to $108 million for the same period in fiscal 2010.   Our effective tax rate was 39% for the first quarter of fiscal 2011 and 38% for the same period in fiscal 2010.  Our effective tax rate in the first quarter of fiscal 2010 reflected a decrease in the total expense due to higher non-taxable income. The increase in our provision for income taxes is consistent with the increase in operating income in the first quarter of fiscal 2011 compared to the same period in fiscal 2010.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended June 30,		Percentage change
	2010	2009
TMS new sales volume1 (units in thousands):	354	314	13%

Vehicle financing volume2
New retail contracts	181	123	47%
Used retail contracts	98	76	29%
Lease contracts	98	43	128%
Total	377	242	56%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	129	40	223%
Used retail contracts	25	12	108%
Lease contracts	67	34	97%
Total	221	86	157%

Market share3:
Retail contracts	50.8%	38.7%
Lease contracts	27.6%	13.7%
Total	78.4%	52.4%

1 Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 85% Toyota and 15%
   Lexus vehicles for the first quarter of fiscal 2011 and 86% Toyota and 14% Lexus vehicles for the first quarter of fiscal 2010.

2 Total financing volume is comprised of approximately 82% Toyota, 14% Lexus, and 4% non-Toyota/Lexus vehicles for the first quarter of fiscal 2011 and 79% Toyota, 15% Lexus, and 6% non-Toyota/Lexus vehicles for the first quarter of fiscal 2010.

3 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding non-
  Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

Our retail and lease contracts are acquired primarily from Toyota and Lexus vehicle dealers, and the volume of contracts is dependent upon TMS sales volume and subvention.  Vehicle sales by TMS increased 13% in the first quarter of fiscal 2011 compared to the same period in fiscal 2010.  The increase in vehicle sales was driven by the increase in availability of TMS incentives.   The increase in TMS subvention positively affected our finance and insurance volumes and market share in the first quarter of fiscal 2011.  The overall improvement in sales resulted in an overall higher level of net earning assets in the first quarter of fiscal 2011 compared to the same period in fiscal 2010 due to lower levels of TMS subvention in the prior period.

Our retail and lease market share increased in the first quarter of fiscal 2011 compared to the same period in fiscal 2010 due primarily to the increased availability of TMS subvention.  This increase in TMS subvention was primarily in response to the TMS recall-related events that occurred in late fiscal 2010.

The composition of our net earning assets is summarized below:

(Dollars in millions)	June 30, 2010	March 31, 2010	Percentage Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$44,935	$43,776	3%
Dealer financing, net	11,757	11,311	4%
Total finance receivables, net	56,692	55,087	3%
Investments in operating leases, net	17,773	17,151	4%
Net earning assets	$74,465	$72,238	3%

Dealer Financing (Number of dealers serviced)
Toyota and Lexus dealers2	967	963	-%
Vehicle dealers outside of the Toyota/Lexus dealer network	486	490	(1%)
Total number of dealers receiving vehicle wholesale financing	1,453	1,453	-%

Dealer inventory financed (units in thousands)	240	242	(1%)

1 Includes direct finance leases of $238 million and $265 million at June 30, 2010 and March 31, 2010, respectively.
2 Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our overall new and used retail contract volume increased during the first quarter of fiscal 2011 as compared to the same period in fiscal 2010.  Much of the increase was attributable to an increase in overall TMS sales volume and subvention programs. Retail receivables at June 30, 2010 increased slightly as compared to the balance at March 31, 2010, as the volume of new vehicles financed offset portfolio liquidations during the fiscal year.

Lease Contract Volume and Earning Assets

Our overall vehicle lease contract volume during the first quarter of fiscal 2011 increased as compared to the same period in fiscal 2010.  Vehicle lease contract volume is affected by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.  Much of the increase during the first quarter of fiscal 2011 was attributable to an increase in overall TMS sales volume and subvention programs.  Our investment in operating leases, net increased at June 30, 2010 as compared to the balance at March 31, 2010 due to increased contract volume partially offset by an increase in scheduled maturities.

Dealer Financing and Earning Assets

As of June 30, 2010, the number of dealer inventory units financed and the number of dealers receiving financing remained relatively consistent as compared to March 31, 2010.  Dealer financing receivables increased 4% to $11.8 billion at June 30, 2010 from March 31, 2010.

Residual Value Risk

The primary factors affecting our exposure to residual value risk are the levels at which residual values are established at lease inception, current economic conditions and outlook, projected end-of-term market values, and the resulting impact on vehicle lease return rates and loss severity.

We periodically review the estimated end-of-term residual values of leased vehicles to assess the appropriateness of our carrying values.  To the extent the estimated end-of-term value of a leased vehicle is lower than the residual value established at lease inception, the estimated residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  These adjustments are made over time for operating leases by recording depreciation expense in the Consolidated Statement of Income.  Gains or losses on vehicles sold at lease termination are also recorded in depreciation expense in the Consolidated Statement of Income.

Depreciation on Operating Leases

	Three months ended June 30,		Percentage change
	2010	2009
Depreciation on operating leases (dollars in millions)	$811	$893	(9%)
Average operating lease units outstanding (in thousands)	755	725	4%

Depreciation expense on operating leases decreased to $811 million during the first quarter of fiscal 2011, compared to $893 million during the same period of fiscal 2010.  The average number of operating leases outstanding during the first quarter of fiscal 2011 increased by 4% as compared to the same prior year period.  Depreciation expense was positively affected by strong used vehicle values, a significant factor in our estimates of end-of-term market values on our leased vehicle portfolio.  We considered the potential impact of the TMS recall-related events in our estimate of end-of-term residual values, however, these events had a lesser impact on our estimate during the first quarter of fiscal 2011 than in the quarter ended March 31, 2010.  Although used vehicle values remained consistent with the values at the end of fiscal 2010, it is uncertain whether the current level is sustainable.

Credit Risk

Credit Loss Experience

During the first quarter of fiscal 2011, economic activity in the United States remained weak.  While there were signs that the labor market began to stabilize and industrial production and business investment in equipment and spending began to show positive signs, unemployment rates remained elevated and consumer confidence remained weak.  Consumer spending continued to be constrained by high unemployment, modest income growth, lower household wealth and tight credit.  In addition, home values remained depressed and commodity prices continued to fluctuate.  As a result, the economic recovery in the United States remained uncertain during the first quarter of fiscal 2011 and economic conditions continue to negatively affect some of our customers’ ability to make their payments.

Despite the challenging economic conditions, our levels of delinquency and credit loss severity have improved since March 31, 2010.  The overall credit quality of our retail portfolio in the first quarter of fiscal 2011 continued to benefit from the previous enhancements we introduced in our purchasing practices.  In addition, high levels of subvention contributed to our overall portfolio quality, as subvened contracts typically have better credit quality than non-subvened contracts.  These factors, combined with the strengthening of our collection efforts and the increase in used vehicle prices, contributed to decreased levels of delinquency and net charge-offs during the first quarter of fiscal 2011 compared to the same period in fiscal 2010.  Exposure to credit loss, however, remains at an elevated level due to the continued uncertainty surrounding economic recovery and the TMS recall related events.  For additional information regarding the potential impact of current market conditions, refer to “Part I. Item 1A. Risk Factors” of our fiscal 2010 Form 10-K.

	June 30, 2010	March 31, 2010	June 30, 2009
Net charge-offs as a percentage of average gross earning assets1
Finance receivables	0.61%	1.15%	1.16%
Operating leases	0.30%	0.63%	0.62%
Total2	0.54%	1.03%	1.03%

Default frequency as a percentage of outstanding contracts	2.71%	2.79%	3.19%
Average loss severity per unit	$7,697	$8,342	$9,052

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets3
Finance receivables4	0.46%	0.43%	0.81%
Operating leases4	0.43%	0.44%	0.75%
Total5	0.45%	0.44%	0.80%

1 Net charge-off ratios have been annualized using three month results for the three month periods ended June 30, 2010 and
  2009.
2 Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due. At June
  30, 2009, the change would have resulted in net charge-offs as a percentage of average gross earning assets of 1.49 percent, 0.94 percent and 1.35 percent for finance receivables, operating leases and in total, respectively.
3 Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
4 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
5 The change in charge-off policy mentioned above would have resulted in over 60 day delinquencies as a percentage of gross earning assets at June 30, 2009 of 0.73 percent, 0.67 percent and 0.71 percent for finance receivables, operating leases and in total, respectively.

The improvement in loss severity per unit during the first quarter of fiscal 2011 compared to the same period in fiscal 2010 is primarily attributable to the improvements in used vehicle values which reduced net loss per charged-off unit.  As a result, our level of net charge-offs for the first quarter of fiscal 2011 decreased compared with the same period in the prior year.  Net charge-offs as a percentage of average gross earning assets decreased from 1.03% at June 30, 2009 to 0.54% at June 30, 2010.

We continue to focus on further developing sound risk management practices and credit loss strategies.  During the first quarter of fiscal 2011, we remained focused on managing high risk loans in our dealer portfolio.  On an ongoing basis, we review our purchasing practices and leverage technology to improve our collection capabilities.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable losses resulting from the non-performance of our customers.  The determination of the allowance involves significant assumptions, complex analysis, and management judgment. The following table provides information related to our allowance for credit losses and credit loss experience for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
(Dollars in millions)	2010	2009
Allowance for credit losses at beginning of period	$1,705	$1,864
Provision for credit losses	(289)	328
Charge-offs, net of recoveries1	(100)	(188)
Allowance for credit losses at end of period	$1,316	$2,004

1 Net of recoveries of $39 million and $33 million for the three months ended June 30, 2010 and 2009, respectively.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Default frequency as a percentage of average outstanding contracts decreased during the first quarter of fiscal 2011 compared to the same period in fiscal 2010.  The improvement in default frequency was attributable to the enhancements in our purchasing practices and the relative stabilization in the United States economy, which resulted in a portfolio with higher credit quality.

Our allowance for credit losses is established through a process that estimates probable losses incurred as of the balance sheet date based upon consistently applied statistical analyses of portfolio data.  This process utilizes delinquency migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, and incorporates current and expected trends and other relevant factors, including expected loss experience, used vehicle market conditions, economic conditions, unemployment rates, purchase quality mix, contract term length and operational factors.  This process, along with management judgment, is used to establish the allowance to cover probable and estimable losses incurred as of the balance sheet date.  Changes in any of these factors would cause changes in estimated probable losses.

During the first quarter of fiscal 2011, our allowance for credit losses decreased $389 million or 23 percent from $1,705 million at March 31, 2010 to $1,316 million at June 30, 2010.  While the United States economy generally remained weak during the first quarter of fiscal 2011, and the timing of the economic recovery remained uncertain, our levels of delinquency and per unit loss severity continued to improve.  The improvement in delinquency was due to the strengthening of the overall credit quality of our retail portfolio while the improvement in per unit loss severity was attributable to strong used vehicle prices fueled by a low supply of used vehicles.  In the first quarter of fiscal 2011, we continued to benefit from the previous enhancements we introduced in our purchasing practices.   These enhancements, combined with the strengthening of our collection efforts, helped to support improved levels of delinquency and net charge-offs during the first quarter of fiscal 2011.

We evaluated the impact of the recall-related events that occurred primarily in the fourth quarter of fiscal 2010.  As of June 30, 2010, while we have not seen a significant impact on our results, uncertainty remains.  Therefore, we have included the impact of these recall-related events in our allowance for credit losses during the first quarter of fiscal 2011, but at a reduced amount compared to the fourth quarter of fiscal 2010.  This contributed to the reduction in our provision for credit losses during the first quarter of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity strategy is to ensure that we maintain the ability to fund assets and repay liabilities in a timely and cost-effective manner, even in adverse market conditions.  Our strategy includes raising funds via the global capital markets, and through loans, credit facilities, and other transactions as well as generating liquidity from our balance sheet.  This strategy has led us to develop a borrowing base that is diversified by market and geographic distribution, type of security, investor type, and type of financing vehicle, among other factors.

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	June 30, 2010	March 31, 2010
Commercial paper 1	$18,954	$19,466
Unsecured notes and loans payable 2	45,172	45,617
Secured notes and loans payable	6,356	3,000
Carrying value adjustment3	486	1,096
Total Debt	$70,968	$69,179

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

Liquidity management involves forecasting and maintaining sufficient capacity to meet our cash needs, including unanticipated events. To ensure adequate liquidity through a full range of potential operating environments and market conditions, we conduct our liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on maintaining direct relationships with wholesale market funding providers and commercial paper investors, and maintaining the ability to sell certain assets when and if conditions warrant.

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

We do not rely on any single source of funding and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. Our funding volume is primarily based on expected net change in earning assets and debt maturities.  We maintain broad access to a variety of global markets and cost of funding has generally improved during fiscal 2011.

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $2.1 billion to $5.4 billion with an average balance of $3.6 billion for the quarter ended June 30, 2010.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit support provided by our indirect parent Toyota Financial Services Corporation (“TFSC”), and by Toyota Motor Corporation (“TMC”) to TFSC provides an additional source of liquidity to us, although we do not rely upon such credit support in our liquidity planning and capital and risk management.  The credit support agreements are not guarantees by TMC of any securities or obligations of TFSC or TMCC.  TMC’s obligations under its credit support agreement with TFSC rank pari passu with its senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $19.0 billion to $23.3 billion during the quarter ended June 30, 2010, with an average outstanding balance of $21.4 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer with short-term debt ratings of A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

Term funding requirements are met through the issuance of a variety of debt securities and other obligations in both the United States and international capital markets and through bank loans.  To diversify our funding sources, we have issued debt in a variety of markets, currencies, and maturities, and to a variety of investors, which allows us to broaden our distribution of debt securities and obligations and further enhance liquidity.

The following table summarizes the components of our unsecured notes and loans payable at par value:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable4
Balance at March 31, 20101	$8,140	$26,214	$3,633	$7,169	$45,156
Issuances during the three months ended June 30, 2010	2,1252	-	-	1,3003	3,425
Maturities and terminations during the three months ended June 30, 2010	(1,181)	(1,687)	(400)	-	(3,268)
Balance at June 30, 20101	$9,084	$24,527	$3,233	$8,469	$45,313

1 Amounts represent par values and as such exclude unamortized premium/discount, foreign currency transaction gains and losses on debt denominated in foreign currencies, fair value adjustments to debt in hedge accounting relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated hedge accounting relationships.  Par values of non-U.S.
  currency denominated notes are determined using foreign exchange rates applicable as of the issuance dates.

2 MTNs and domestic bonds had terms to maturity ranging from approximately 1 year to 10 years, and had interest rates at the time of issuance ranging from 0.7 percent to 4.5 percent.
3 Primarily consists of long-term borrowings, all with terms to maturity from approximately 3 years to 5 years, and interest rates as of June 30, 2010 ranging from 0.5 percent to 1.0 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2009, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time was increased from €40 billion to €50 billion, or the equivalent in other currencies, of which €26 billion was available for issuance at June 30, 2010.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

In addition, we may issue other debt securities or enter into other unsecured financing arrangements through the domestic and international capital markets.

Secured Notes and Loans Payable

Asset-backed securitization (“ABS”) of our earning asset portfolio provides us with an alternative source of funding and investor diversification.  During the first quarter of fiscal 2011, we executed securitization transactions of retail contracts that provided us with approximately $3.8 billion in funding which will be repaid as the underlying finance receivables pools amortize.  We will continue to evaluate the market for asset-backed securities in considering our funding strategies in the future, including the balance of secured and unsecured funding.

The securitization transactions discussed above involve the transfer of discrete pools of retail finance receivables to bankruptcy-remote special purpose entities.  These bankruptcy remote entities are used in an effort to ensure that the securitized assets are isolated from the claims of our other creditors and that the cash flows from the receivables are available for the benefit of securitization investors.  Investors in asset-backed securities do not have recourse to our other assets, and neither TMCC nor any of its affiliates guarantees the obligations issued by any securitization trusts.  We are not required to repurchase receivables from the trusts that become delinquent or default after being securitized.  As seller and servicer of the receivables, we are required to repurchase receivables that are subsequently discovered not to have met specified eligibility requirements.  This repurchase obligation is customary in securitization transactions.

We service the securitized receivables in accordance with our customary servicing practices and procedures. Our servicing duties include collecting payments on receivables and submitting them to the trustee for distribution to investors and other interest holders.  We prepare monthly investor reports on the performance of the receivables, including collections, investor distributions, delinquencies, and credit losses.  We also perform administrative services for the trusts, including filing periodic reports, preparing notices, and tax reporting.  In servicing the securitized receivables, we apply the same servicing policies and procedures that are applied to loans held in our non-securitized portfolio.

Our use of special purpose entities in securitizations is consistent with conventional practices in the securitization markets.  None of our officers, directors, or employees hold any equity interests or receives any direct or indirect compensation from our special purpose entities.  These entities do not own our stock or the stock of any of our affiliates.  Each special purpose entity has a limited purpose and generally is permitted only to purchase assets, issue asset-backed securities, and make payments to the investors and certain service providers as required under the terms of the transactions.

Our securitizations are structured to provide credit enhancements that reduce the risk of loss to investors in the asset-backed securities.  Credit enhancements may include some or all of the following:

•	Overcollateralization: The principal amount of the securitized assets exceeds the principal amount of the related secured debt.
•
Excess spread:  The expected interest collections on the securitized assets exceed the expected fees and expenses of the special purpose entity, including the interest payable on the debt and net of swap settlements, if any.

•
Cash reserve funds:  A portion of the proceeds from the issuance of asset-backed securities may be held by the securitization trust in segregated reserve funds and may be used to pay principal and interest to investors if collections on the underlying receivables are insufficient.

In addition to the credit enhancements described above, we entered into interest rate swaps with the special purpose entities that issue variable rate debt.  Under the terms of these swaps, the securitization trusts are obligated to pay TMCC a fixed rate of interest on payment dates in exchange for receiving a floating rate of interest on notional amounts equal to the outstanding balance of the secured debt.  This arrangement enables the securitization trusts to issue variable rate debt that is secured by fixed rate retail finance receivables.

The transfers of the receivables to the special purpose entities are considered to be sales for legal purposes.  However, these transactions do not meet the requirements for sale accounting.  As a result, the securitized assets and the related debt remain on our Consolidated Balance Sheet.  We recognize financing revenue on the pledged receivables and interest expense on the secured debt issued by the trusts.  We also maintain an allowance for credit losses on the pledged receivables to cover estimated probable credit losses using a methodology consistent with that used for our non-securitized retail loan portfolio.  The interest rate swaps between TMCC and the special purpose entities are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement

In March 2010, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30, and March 31, 2010.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of June 30, and March 31, 2010.

Letter of Credit Facility Agreement

In addition, TMCC has an uncommitted letter of credit facility totaling $5 million, of which $1 million was issued and outstanding at June 30, and March 31, 2010.

Other Credit Agreements

TMCC has two additional bank credit facilities.  The first is a 364 day committed bank credit facility in the amount of JPY 100 billion (approximately $1.1 billion as of June 30, 2010) which was entered into in December 2009 to replace a similar facility which expired.  The second is a 364 day uncommitted bank credit facility in the amount of JPY 100 billion (approximately $1.1 billion), which was extended in December 2009 for an additional 364 days.  Both of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  Neither of these facilities was drawn upon as of June 30, and March 31, 2010.

We are in compliance with the covenants and conditions of the credit agreements described above.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning nationally recognized statistical rating organization (“NRSRO”).  Each NRSRO may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each NRSRO.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  See “Item 1A. Risk Factors - Credit Support” in our fiscal 2010 Form 10-K.

DERIVATIVE INSTRUMENTS

Risk Management Strategy

We use derivatives as part of our risk management strategy to hedge against changes in interest rate and foreign currency risks.  We manage these risks by entering into derivatives transactions with the intent to minimize fluctuations in earnings, cash flows and fair value adjustments of assets and liabilities caused by market volatility.

Our derivative activities are authorized and monitored by our Asset-Liability Committee, which provides a framework for financial controls and governance to manage these market risks.  We use internal models to analyze data from internal and external sources in developing various hedging strategies.  We incorporate the resulting hedging strategies into our overall risk management strategies.

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

Our assets consist primarily of U.S. dollar-denominated, fixed-rate receivables.  Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  We use pay fixed interest rate swaps and caps, executed on a portfolio basis, to manage the interest rate risk of these assets.  The resulting asset-liability profile is consistent with the overall risk management strategy as directed by the Asset-Liability Committee.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative.  Changes in the fair value of the bifurcated embedded derivative or the entire hybrid financial instrument are reported in interest expense in the Consolidated Statement of Income.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in our fiscal 2010 Form 10-K, and above in Note 8 –Derivatives, Hedging Activities and Interest Expense in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	June 30, 2010	March 31, 2010
Derivative assets	$802	$1,876
Less: Collateral held, net 1	(394)	(1,285)
Derivative assets, net of collateral	408	591
Less: Counterparty credit valuation adjustment	(11)	(10)
Derivative assets, net of collateral and credit adjustment	$397	$581
Embedded derivative assets	$5	$4

Derivative liabilities	$725	$594
Plus: Collateral held (posted), net 1,2	296	(57)
Derivative liabilities, net of collateral	1,021	537
Less: Our own non-performance credit valuation adjustment	(8)	(4)
Derivative liabilities, net of collateral and non-performance credit valuation adjustment	$1,013	$533
Embedded derivative liabilities	$37	$34

1  Represents cash received or deposited under reciprocal collateral arrangements that we have entered into with certain derivative counterparties. Refer to the “Counterparty Credit Risk” section for more details.
2  As of June 30, 2010, we posted collateral of $369 million.  We netted $665 million of collateral held from counterparties whose position had changed from a net asset position to a net liability position subsequent to the date collateral was transferred, resulting in net collateral held of $296 million.

The decrease in derivative assets and increase in derivative liabilities as of June 30, 2010 compared to March 31, 2010, are primarily the result of the strengthening of the U.S. dollar relative to certain other currencies in which our foreign currency swaps are denominated.  Refer to the “Interest Expense” section above for further discussion.

Counterparty Credit Risk

We manage counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivatives counterparties to which we had credit exposure at June 30, 2010 were assigned investment grade ratings by a NRSRO.  In addition, we require counterparties that are or become rated BBB+ or lower to fully collateralize their net derivative exposures with us.  Our counterparty credit risk could be adversely affected by deterioration of the United States economy and financial distress in the banking industry.

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

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2010 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	June 30, 2010	March 31, 2010
Credit Rating
AA	$236	$258
A	172	333
Total net counterparty credit exposure1	$408	$591

1 Amounts exclude counterparty credit valuation adjustments of $11 million and $10 million in at June 30, 2010 and March 31, 2010, respectively.

At June 30, 2010, we recorded a credit valuation adjustment of $11 million related to non-performance risk of our counterparties and a credit valuation adjustment of $8 million on our own non-performance risk.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

NEW ACCOUNTING STANDARDS

Refer to Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

TMCC has guaranteed the payments of principal and interest on bonds relating to manufacturing facilities of certain affiliates.  Refer to Note 13 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” in our fiscal 2010 Form 10-K, as well as above in Note 13 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 13 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of June 30, 2010, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that TMCC's post-repossession notice failed to comply with the Rees-Levering Automobile Sales Finance Act of California.  Three additional putative class action complaints or cross-complaints were filed making similar allegations.  The cases were coordinated in the California Superior Court, Stanislaus County and a Second Amended Consolidated Cross-Complaint and Complaint was subsequently filed in March 2009.  The Second Amended Consolidated Cross-Complaint and Complaint seeks injunctive relief, restitution, disgorgement and other equitable relief under California's Unfair Competition Law.  As a result of a mediation in January 2010, the parties agreed to settle all of the foregoing matters. The proposed settlement, for which we have adequately accrued, is subject to preliminary and final court approval.  A fourth case was recently filed which the court has included in the settlement.

Recall-related Class Actions

As a result of the TMS recall-related events described under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Fiscal 2011 First Quarter Operating Environment” TMCC and certain affiliates are named as defendants in several lawsuits purporting to seek class action status.

TMCC and certain affiliates were named as defendants in the consolidated multidistrict litigation, In Re: Toyota Motor Corp. Unintended Acceleration, Marketing, Sales Practices, and Products Liability Litigation consolidated in the United States District Court, Central District of California seeking damages and injunctive relief as a result of alleged sudden unintended acceleration and/or braking defects in certain Toyota and Lexus vehicles.  A parallel action was filed against TMCC and certain affiliates on March 12, 2010 by the Orange County District Attorney.  See "Item 3. Legal Proceedings" in our fiscal 2010 Form 10-K for more information.  On August 2, 2010, the plaintiffs filed a consolidated complaint in the multidistrict litigation that does not name TMCC as a defendant.  TMCC remains, however, a defendant in the action filed by the Orange County District Attorney.

TMCC and certain affiliates had also been named as defendants in a putative bondholder class action, Harel Pia Mutual Fund v. Toyota Motor Corp., et al., filed in the Central District of California on April 8, 2010, alleging violations of federal securities laws.  The plaintiff filed a voluntary dismissal of the lawsuit on July 20, 2010.

On July 22, 2010, the same plaintiff in the above federal bondholder action refiled the case in California state court on behalf of purchasers of TMCC bonds traded on foreign exchanges (Harel Pia Mutual Fund v. Toyota Motor Corp., et al., Superior Court of California, County of Los Angeles).  The complaint alleges violations of California securities laws, fraud, breach of fiduciary duty and other state law claims.

We believe we have meritorious defenses to all of the above claims and intend to defend against them vigorously.

ITEM 1A.   RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2010 Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.   (Removed and Reserved)

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See Exhibit Index on page 78.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 4, 2010	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2010	By /S/ CHRIS BALLINGER

Chris Ballinger
Group Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2	Amended and Restated Agency Agreement, dated September 18, 2009, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands), B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited, and The Bank of New York Mellon.	(6)

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

_______________

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 18, 2009, Commission File Number 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith