Form 10-Q
period 2010-09-30
TOYOTA MOTOR CREDIT CORP
filed 2010-11-05
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes                 No

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

Yes __    No  ☒

As of October 31, 2010, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended September 30, 2010

INDEX
PART I	…………………………………………………………………………………………………3
Item 1	Financial Statements……………………………………………………………………………………………	3
	Consolidated Statement of Income……………………….……………………………………………………	3
	Consolidated Balance Sheet……………………………………………………………………………………	4
	Consolidated Statement of Shareholder’s Equity………..……………………………………………………	5
	Consolidated Statement of Cash Flows………………….…………………………………………………..…	6
	Notes to Consolidated Financial Statements……………………….……………………………………..……	7
Item 2	Management’s Discussion and Analysis…………………………………………………………………...….	49
Item 3	Quantitative and Qualitative Disclosures About Market Risk………………………………………....………	78
Item 4	Controls and Procedures......................................................................................................................................	78
PART II	…………………………………………………………………………………………………79
Item 1	Legal Proceedings………………………………………………………………………………………………	79
Item 1A	Risk Factors…………………………………………………………………..…………………………………	80
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds……………………………..……………………	81
Item 3	Defaults Upon Senior Securities…………………………………………………………….…………………	81
Item 4	(Removed and Reserved)………………………………………………………………………………………	81
Item 5	Other Information………………………………………………………………………………………………	81
Item 6	Exhibits…………………………………………………………………………………………………………	81
Signatures	………………………………………………………………………………………………………………….	82
Exhibit Index	………………………………………………………………………………………………………………….	83

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
 (Unaudited)

	Three months ended September 30,		Six months ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Financing revenues:
Operating lease	$1,216	$1,175	$2,416	$2,371
Retail	720	790	1,450	1,571
Dealer	96	78	190	171
Total financing revenues	2,032	2,043	4,056	4,113

Depreciation on operating leases	824	836	1,635	1,729
Interest expense	593	618	1,084	1,117
Net financing revenues	615	589	1,337	1,267

Insurance earned premiums and contract revenues	132	114	255	224
Investment and other income, net	54	47	89	105
Net financing revenues and other revenues	801	750	1,681	1,596

Expenses:
Provision for credit losses	(14)	11	(303)	339
Operating and administrative	323	174	507	351
Insurance losses and loss adjustment expenses	58	56	116	113
Total expenses	367	241	320	803

Income before income taxes	434	509	1,361	793
Provision for income taxes	165	199	522	307

Net income	$269	$310	$839	$486

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
 (Unaudited)

(Dollars in millions)	September 30, 2010	March 31, 2010
ASSETS

Cash and cash equivalents	$4,501	$4,343
Restricted cash	475	173
Investments in marketable securities	3,012	2,521
Finance receivables, net	56,862	55,087
Investments in operating leases, net	18,670	17,151
Other assets	2,428	1,918
Total assets	85,948	$81,193

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$72,724	$69,179
Deferred income taxes	3,851	3,290
Other liabilities	3,487	3,451
Total liabilities	80,062	75,920

Commitments and contingencies (See Note 13)

Shareholder's equity:
Capital stock, no par value and $10,000 par value (100,000 shares
authorized; 91,500 issued and outstanding) at September 30, and March 31, 2010, respectively	915	915
Additional paid-in-capital	1	1
Accumulated other comprehensive income	144	104
Retained earnings	4,826	4,253
Total shareholder's equity	5,886	5,273
Total liabilities and shareholder's equity	$85,948	$81,193

The following table presents the assets of consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the consolidated balance sheet above.

(Dollars in millions)	September 30, 2010
ASSETS
Finance receivables, net	$8,752
Total assets	$8,752

LIABILITIES
Debt	$7,495
Other liabilities	2
Total liabilities	$7,497

See Accompanying Notes to Consolidated Financial Statements.

 TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
 (Unaudited)

(Dollars in millions)	Capital stock	Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total

BALANCE AT MARCH 31, 2009	$915	$1	($63)	$3,240	$4,093

Net income for the six months ended September 30, 2009	-	-	-	486	486
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $85 million	-	-	139	-	139
Reclassification adjustment for net loss included in net income, net of tax benefit of $4 million	-	-	7	-	7
Total comprehensive income	-	-	146	486	632

BALANCE AT SEPTEMBER 30, 2009	$915	$1	$83	$3,726	$4,725

BALANCE AT MARCH 31, 2010	$915	$1	$104	$4,253	$5,273

Net income for the six months ended September 30, 2010	-	-	-	839	839
Net unrealized gain on available-for-sale marketable securities, net of tax provision of $20 million	-	-	35	-	35
Reclassification adjustment for net loss included in net income, net of tax benefit of $3 million	-	-	5	-	5
Total comprehensive income	-	-	40	839	879
Dividends	-	-	-	(266)	(266)
BALANCE AT SEPTEMBER 30, 2010	$915	$1	$144	$4,826	$5,886

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)
	Six months ended September 30,
(Dollars in millions)	2010	2009
Cash flows from operating activities:
Net income	$839	$486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,691	1,786
Recognition of deferred income	(613)	(495)
Provision for credit losses	(303)	339
Amortization of deferred origination costs	138	166
Fair value adjustments and amortization of premiums and discounts associated with debt, net	1,279	4,050
Net gain from sale of marketable securities	(31)	(1)
Other-than-temporary impairment on marketable securities	-	6
Net change in:
Restricted cash	(302)	-
Derivative assets	(335)	(698)
Other assets	8	(157)
Deferred income taxes	537	454
Derivative liabilities	(226)	(957)
Other liabilities	239	401
Net cash provided by operating activities	2,921	5,380
Cash flows from investing activities:
Purchase of investments in marketable securities	(2,109)	(324)
Disposition of investments in marketable securities	1,712	387
Acquisition of finance receivables	(11,861)	(10,987)
Collection of finance receivables	10,823	10,087
Net change in dealer receivables (excluding term loans)	(278)	2,617
Acquisition of investments in operating leases	(5,736)	(3,020)
Disposals of investments in operating leases	2,850	2,578
Advances to affiliates	(1,315)	(1,663)
Repayments from affiliates	1,130	2,262
Other, net	(14)	(9)
Net cash (used in) provided by investing activities	(4,798)	1,928
Cash flows from financing activities:
Proceeds from issuance of debt	11,912	3,728
Payments on debt	(6,718)	(9,780)
Net change in commercial paper	(2,918)	(6,607)
Advances from affiliates (Note 15)	25	2,001
Repayments to affiliates (Note 15)	-	(19)
Dividends paid to TFSA	(266)	-
Net cash provided by (used in) financing activities	2,035	(10,677)
Net increase (decrease) in cash and cash equivalents	158	(3,369)
Cash and cash equivalents at the beginning of the period	4,343	6,298
Cash and cash equivalents at the end of the period	$4,501	$2,929
Supplemental disclosures:
Interest paid	$919	$1,140
Income taxes (paid) received, net	($53)	$4

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and six months ended September 30, 2010 and 2009 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2010 do not necessarily indicate the results that may be expected for the full fiscal year.

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

Other-Than-Temporary Impairment

We periodically evaluate unrealized losses on our AFS debt securities portfolio for other-than-temporary impairment (“OTTI”).  If we have no intent to sell and we believe that it is more likely than not we will not be required to sell these securities prior to recovery, the credit loss component of the unrealized losses is recognized in Investment and Other Income, net in the Consolidated Statement of Income, while the remainder of the loss is recognized in AOCI. The credit loss component recognized in Investment and Other Income, net in the Consolidated Statement of Income is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using a credit cash flow analysis for debt securities.

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

New Accounting Guidance

In October 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the capitalization of costs relating to the acquisition or renewal of insurance contracts. This accounting guidance is effective for us on April 1, 2012 and is not expected to have a material impact on our consolidated financial condition or results of operations.

In July 2010, the FASB issued accounting guidance in which entities must provide additional disclosures regarding the nature of credit risk inherent in their portfolio of financing receivables, how credit risk is analyzed and assessed in arriving at the allowance for credit losses, and the reasons for changes in the allowance for credit losses. This accounting guidance is effective for us on December 31, 2010 and will not have a material impact on our consolidated financial condition or results of operations.

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

Derivatives

As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter for valuation purposes.  All of our derivative counterparties to which we had credit exposure at September 30, 2010 were assigned investment grade ratings by a nationally recognized statistical rating organization (“NRSRO”).

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

As of September 30, 2010, we reduced our derivative liabilities by $1 million to account for our own non-performance risk.  Derivative assets were reduced $17 million to account for counterparty credit risk.  As of March 31, 2010, we reduced our derivative liabilities by $4 million to account for our own non-performance risk.  Derivative assets were reduced $10 million to account for counterparty credit risk.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The following table summarizes our financial assets and liabilities that were accounted for at fair value as of September 30, 2010, by level within the fair value hierarchy:
	Fair value measurements on a recurring basis
(Dollars in millions)	Level 1	Level 2	Level 3	Counterparty netting & collateral 1	Fair value
Cash equivalents	$4,334	$-	$-	$-	$4,334
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	79	21	-	-	100
Municipal debt securities	-	16	-	-	16
Certificates of deposit and commercial paper	-	519	-	-	519
Foreign government debt securities	-	7	-	-	7
Corporate debt securities	-	108	-	-	108
Mortgage-backed securities:
U.S. government agency	-	75	-	-	75
Non-agency residential	-	8	-	-	8
Non-agency commercial	-	13	-	-	13
Asset-backed securities	-	144	-	-	144
Equity instruments:
Fixed income mutual funds
Short-term sector fund	-	38	-	-	38
U.S. government sector fund	-	445	-	-	445
Municipal sector fund	-	45	-	-	45
Investment grade corporate sector fund	-	315	-	-	315
High-yield sector fund	-	23	-	-	23
Real return sector fund	-	76	-	-	76
Mortgage sector fund	-	493	-	-	493
Asset-backed securities sector fund	-	38	-	-	38
Emerging market sector fund	-	57	-	-	57
International sector fund	-	138	-	-	138
Equity mutual fund – S&P 500 index	354	-	-	-	354
Available-for-sale securities total	433	2,579	-	-	3,012
Derivative assets: 2
Foreign currency swaps	-	3,896	133	-	4,029
Interest rate swaps	-	430	21	-	451
Counterparty netting and collateral1	-	-	-	(3,561)	(3,561)
Derivative assets total	-	4,326	154	(3,561)	919
Embedded derivative assets	-	-	1	-	1
Total assets 3	4,767	6,905	155	(3,561)	8,266
Derivative liabilities: 2
Foreign currency swaps	-	(356)	(8)	-	(364)
Interest rate caps	-	(1)	-	-	(1)
Interest rate swaps	-	(1,519)	(1)	-	(1,520)
Counterparty netting and collateral1	-	-	-	1,594	1,594
Derivative liabilities total	-	(1,876)	(9)	1,594	(291)
Embedded derivative liabilities	-	-	(50)	-	(50)
Total liabilities 3	-	(1,876)	(59)	1,594	(341)
Total net assets	$4,767	$5,029	$96	($1,967)	$7,925
1   We meet the accounting guidance for setoff criteria and elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist.

2 Includes derivative asset counterparty credit valuation adjustment of $17 million and derivative liability non-performance credit valuation adjustment of $1 million.
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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The determination in classifying a financial instrument within Level 3 of the fair value hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement.  There were no transfers between Level 1 and Level 2 securities during the three and six months ended September 30, 2010 and 2009.  The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2010 and 2009:

Three Months Ended September 30, 2010

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale securities		Derivatives				Total net assets (liabilities)
(Dollars in millions)	Asset-backed securities	Available-for-sale securities total	Interest rate swaps	Foreign currency swaps	Embedded derivative liabilities, net	Total Derivatives
Fair value, July 1, 2010	$-	$-	$55	$66	($32)	$89	$89
Total gains/(losses)
Included in earnings	-	-	20	272	(17)	275	275
Included in other comprehensive income	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-
Settlements	-	-	(20)	(10)	-	(30)	(30)
Transfers in to Level 3 1	-	-	-	-	-	-	-
Transfers out of Level 3 1	-	-	(35)	(203)	-	(238)	(238)
Fair value, September 30, 2010	$-	$-	$20	$125	($49)	$96	$96
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at the reporting date			$11	$95	($18)	$88	$88

1 Transfers in and transfers out are recognized at the end of the reporting period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Three Months Ended September 30, 2009

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale securities			Derivatives				Total net assets (liabilities)
(Dollars in millions)	Non-agency residential mortgage-backed securities	Asset-backed securities	Available-for-sale securities total	Interest rate swaps	Foreign currency swaps	Embedded derivative liabilities, net	Total Derivatives
Fair value, July 1, 2009	$1	$1	$2	($28)	($38)	($5)	($71)	($69)
Total gains/(losses)
Included in earnings	-	-	-	76	158	(24)	210	210
Included in other comprehensive income	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	1	-	1	-	-	-	-	1
Issuances	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
Settlements	-	-	-	(24)	-	-	(24)	(24)
Transfers in to Level 3 1	-	-	-	-	-	-	-	-
Transfers out of Level 3 1	(1)	-	(1)	-	-	-	-	(1)
Fair value, September 30, 2009	$1	$1	$2	$24	$120	($29)	$115	$117
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at the reporting date				$70	$152	($22)	$200	$200

1 Transfers in and transfers out are recognized at the end of the reporting period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Six Months Ended September 30, 2010

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale securities		Derivatives				Total net assets (liabilities)
(Dollars in millions)	Asset-backed securities	Available-for-sale securities total	Interest rate swaps	Foreign currency swaps	Embedded derivative liabilities, net	Total Derivatives
Fair value, April 1, 2010	$3	$3	$16	$69	($30)	$55	$58
Total gains/(losses)
Included in earnings	-	-	72	303	(19)	356	356
Included in other comprehensive income	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-
Settlements	-	-	(33)	(44)	-	(77)	(77)
Transfers in to Level 3 1	-	-	-	-	-	-	-
Transfers out of Level 3 1	(3)	(3)	(35)	(203)	-	(238)	(241)
Fair value, September 30, 2010	$-	$-	$20	$125	($49)	$96	$96
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at the reporting date			$22	$151	($19)	$154	$154

1 Transfers in and transfers out are recognized at the end of the reporting period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Six Months Ended September 30, 2009

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale securities			Derivatives				Total net assets (liabilities)
(Dollars in millions)	Non-agency residential mortgage-backed securities	Asset-backed securities	Available-for-sale securities total	Interest rate swaps	Foreign currency swaps	Embedded derivative liabilities, net	Total Derivatives
Fair value, April 1, 2009	$-	$-	$-	$88	($145)	($1)	($58)	($58)
Total gains/(losses)
Included in earnings	-	-	-	(11)	286	(28)	247	247
Included in other comprehensive income	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	1	-	1	-	-	-	-	1
Issuances	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
Settlements	-	-	-	(43)	(21)	-	(64)	(64)
Transfers in to Level 3 1	-	1	1	-	-	-	-	1
Transfers out of Level 3 1	-	-	-	(10)	-	-	(10)	(10)
Fair value, September 30, 2009	$1	$1	$2	$24	$120	($29)	$115	$117
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at the reporting date				$5	$292	($29)	$268	$268

1 Transfers in and transfers out are recognized at the end of the reporting period.

Significant Changes to Level 3 Assets During the Period

Level 3 assets net, reported at fair value on a recurring basis increased $7 million and $38 million for the three and six months ended September 30, 2010, respectively.  The increase is primarily attributable to an increase in derivative assets, specifically foreign currency derivatives, due to the weakening of the U.S. dollar during the first half of the fiscal year ending March 31, 2011 (“fiscal 2011”).  Certain derivatives previously categorized as Level 3 in prior periods were valued using observable inputs and were transferred into Level 2 during the quarter ended September 30, 2010.

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

The following tables present the financial instruments carried on the Consolidated Balance Sheet by caption and by level within the fair value hierarchy for which a fair value measurement on a nonrecurring basis has been recorded during the reporting period:

Fair value measurements on a nonrecurring basis as of September 30, 2010:

(Dollars in millions)	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$194	$194
Total assets at fair value on a nonrecurring basis	$-	$-	$194	$194

Fair value measurements on a nonrecurring basis as of March 31, 2010:

(Dollars in millions)	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$143	$143
Total assets at fair value on a nonrecurring basis	$-	$-	$143	$143

Nonrecurring Fair Value Changes

The following table presents the total change in fair value of financial instruments measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statement of Income:

	Three months ended September 30,		Six months ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Finance receivables, net	$7	($26)	$22	($17)
Total nonrecurring fair value gain (loss)	$7	($26)	$22	($17)

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

The following is a description of financial instruments for which the ending balances as of September 30, 2010 and March 31, 2010 are not carried at fair value in their entirety on the Consolidated Balance Sheet.

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

The carrying value and estimated fair value of certain financial instruments at September 30, 2010 and March 31, 2010 were as follows:

	September 30, 2010		March 31, 2010
(Dollars in millions)	Carrying value	Fair value	Carrying value	Fair value
Financial assets
Finance receivables, net1	$56,588	$58,400	$54,775	$56,568

Financial liabilities
Commercial paper	$16,553	$16,553	$19,466	$19,466
Unsecured notes and loans payable2	$48,676	$49,478	$46,713	$47,189
Secured notes and loans payable	$7,495	$7,513	$3,000	$3,006

1 Finance receivables are presented net of allowance for credit losses. Amounts exclude related party transactions and direct finance leases.
2  Carrying value of unsecured notes and loans payable represents the sum of unsecured notes and loans payable and carrying value adjustment.  Also included in unsecured notes and loans payable is $4.2 billion and $4.1 billion of loans payable to affiliates at September 30, 2010 and March 31, 2010, respectively, that are carried at amounts that approximate fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	September 30, 2010
(Dollars in millions)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$96	$4	$-	$100
Municipal debt securities	15	1	-	16
Certificates of deposit and commercial paper	519	-	-	519
Foreign government debt securities	7	-	-	7
Corporate debt securities	100	8	-	108
Mortgage-backed securities:
U.S. government agency	72	3	-	75
Non-agency residential	7	1	-	8
Non-agency commercial	12	1	-	13
Asset-backed securities	143	1	-	144
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	37	1	-	38
U.S. government sector fund	424	21	-	445
Municipal sector fund	39	6	-	45
Investment grade corporate sector fund	273	42	-	315
High-yield sector fund	16	7	-	23
Real return sector fund	75	1	-	76
Mortgage sector fund	466	27	-	493
Asset-backed securities sector fund	34	4	-	38
Emerging market sector fund	54	3	-	57
International sector fund	137	2	(1)	138
Equity mutual fund – S&P 500 Index	256	98	-	354
Total investments in marketable securities	$2,782	$231	($1)	$3,012

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

Total fair value of certificates of deposit and commercial paper at September 30, and March 31, 2010 was $519 million and $50 million, respectively.  The balance at March 31, 2010 includes commercial paper issued by an affiliated entity with a fair value of $50 million.

Total fair value of mortgage-backed securities at September 30, and March 31, 2010 was $96 million and $151 million, respectively.  Total fair value of the mortgage sector fund at September 30, and March 31, 2010 was $493 million and $360 million, respectively.  The total fair value related to subprime mortgage-backed securities was $41 million and $37 million at September 30, and March 31, 2010, respectively.

Total fair value of asset-backed securities at September 30, and March 31, 2010 was $144 million and $644 million, respectively.  The majority of our asset-backed securities is secured by automobile related receivables.  The fair value of asset-backed securities with collateral consisting primarily of receivables relating to Toyota vehicles was $126 million and $627 million at September 30, and March 31, 2010, respectively.

The fixed income mutual funds are private placement funds.  The total fair value of private placement fixed income mutual funds was $1.7 billion and $1.1 billion at September 30, and March 31, 2010, respectively.  For each fund, cash redemption limits may apply to each 90 day period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

OTTI Recognition and Measurement

As of September 30, 2010, there were no AFS debt or equity securities deemed to be other-than-temporarily impaired, and therefore, all unrealized losses on AFS debt and equity securities were recognized in AOCI.  In addition, there were no other-than-temporary impairment losses for the three months ended September 30, 2010 and September 30, 2009.  The following table presents other-than-temporary impairment losses for the six months ended September 30, 2010 and September 30, 2009:

	Six months ended September 30,
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

Unrealized Losses on Securities

The following tables present the aging of fair value and gross unrealized losses for AFS securities:

	September 30, 2010
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
Equity instruments:
International sector fund	$109	($1)	$-	$-	$109	($1)
Total investments in marketable securities	$109	($1)	$-	$-	$109	($1)

	March 31, 2010
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
Equity instruments:
U.S. government sector fund	$-	$-	$250	($21)	$250	($21)
Total investments in marketable securities	$-	$-	$250	($21)	$250	($21)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

At September 30, 2010, we did not own any investments that have been in a continuous unrealized loss position for 12 consecutive months or more.  At March 31, 2010, total gross unrealized loss and fair value of investments that had been in a continuous unrealized loss position for 12 consecutive months or more were $21 million and $250 million, respectively.  These predominantly investment grade securities were comprised of private placement fixed income mutual funds. Investments with unrealized losses decreased at September 30, 2010 primarily due to improvements in liquidity and market spreads.

Contractual Maturities and Yields

The contractual maturities of investments in marketable securities at September 30, 2010 are summarized in the following table (dollars in millions).  Prepayments may cause actual maturities to differ from scheduled maturities.

Fair Value of Available-for-Sale Securities:	Due in 1 Year or Less		Due after 1 Year through 5 Years		Due after 5 Years through 10 Years		Due after 10 Years		Total
	Amount	Yield1	Amount	Yield1	Amount	Yield1	Amount	Yield1	Amount	Yield1
Debt Instruments:
U.S. government and agency obligations	$1	0.17%	$15	2.01%	$75	2.91%	$9	3.47%	$100	2.67%
Municipal debt securities	-	-	-	-	-	-	16	5.41	16	5.41
Certificates of deposit and commercial paper	519	0.33	-	-	-	-	-	-	519	0.33
Foreign government debt securities	2	1.87	3	2.93	-	-	2	1.63	7	2.64
Corporate debt securities	2	2.85	56	4.43	43	4.56	7	5.68	108	4.53
Mortgage-backed securities:
U.S. government agency	-	-	-	-	3	5.59	72	4.66	75	4.71
Non-agency residential	-	-	-	-	-	-	8	13.68	8	13.68
Non-agency commercial	-	-	-	-	-	-	13	5.18	13	5.18
Asset-backed securities	-	-	139	2.17	1	0.93	4	0.69	144	2.14
Debt instruments total	524	0.82	213	2.53	122	3.63	131	5.05	990	2.43

Equity instruments:
Fixed income mutual funds									1,668	4.11
Equity mutual funds									354	2.87
Equity instruments total									2,022	3.93

Total Fair Value	$524	0.82%	$213	2.53%	$122	3.63%	$131	5.05%	$3,012	3.65%
Total Amortized Cost	$524		$206		$117		$124		$2,7822

1Yields are calculated based on average outstanding amortized cost of the securities.
2 Includes amortized cost on equity securities that do not have a maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at September 30 and March 31, 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net

Finance receivables, net consisted of the following:

(Dollars in millions)	September 30, 2010	March 31, 2010
Retail receivables	$37,373	$42,184
Pledged retail receivables1	8,885	3,037
Dealer financing	11,859	11,513
	58,117	56,734
Deferred origination costs	671	666
Unearned income	(931)	(833)
Allowance for credit losses
Retail and pledged retail receivables	(854)	(1,276)
Dealer financing	(141)	(204)
Total allowance for credit losses	(995)	(1,480)
Finance receivables, net2	$56,862	$55,087

1  Represents finance receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements.  Cash flows from these receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

2  Includes direct finance lease receivables, net of $238 million and $265 million at September 30, and March 31, 2010, respectively.

The tables below summarize information about impaired finance receivables:

(Dollars in millions)	September 30, 2010	March 31, 2010
Impaired account balances with an allowance	$246	$217
Impaired account balances without an allowance	17	17
Total impaired account balances	263	234
Allowance for credit losses	(69)	(91)
Impaired account balances, net	$194	$143

Impaired finance receivables primarily consist of dealer financing accounts for which an allowance has been recorded based on either discounted cash flows, market value or the fair value of the underlying collateral.  If a loan is collateral dependent, the repayment of the loan is expected to be provided by the underlying collateral.  The allowance for the impaired dealer financing accounts was recorded based on the fair value of the underlying collateral.  For dealer financing accounts for which the fair value of the underlying collateral was in excess of the outstanding balance, no allowance was provided.

	Three months ended September 30,		Six months ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Average balance of accounts during the period that were impaired as of September 30
Dealer financing	$266	$381	$273	$407

Interest income recognized on impaired account balances during the period
Dealer financing	$2	$2	$4	$4

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following at the dates indicated:

(Dollars in millions)	September 30, 2010	March 31, 2010
Vehicles	$24,678	$23,460
Equipment and other	811	812
	25,489	24,272
Deferred origination fees	(167)	(123)
Deferred income	(770)	(577)
Accumulated depreciation	(5,688)	(6,196)
Allowance for credit losses	(194)	(225)
Investments in operating leases, net	$18,670	$17,151

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three months ended September 30,		Six months ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Allowance for credit losses at beginning of period	$1,316	$2,004	$1,705	$1,864
Provision for credit losses	(14)	11	(303)	339
Charge-offs, net of recoveries1	(113)	(178)	(213)	(366)
Allowance for credit losses at end of period	$1,189	$1,837	$1,189	$1,837

(Dollars in millions)	September 30, 2010	March 31, 2010
Aggregate balances 60 or more days past due2
Finance receivables3	$251	$247
Operating leases3	75	77
Total	$326	$324

1 Net of recoveries of $34 million and $73 million for the three and six months ended September 30, 2010, respectively, and $33 million and $66 million for the three and six months ended September 30, 2009, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense

Derivative Instruments

We use derivatives as part of our risk management strategy to hedge against changes in interest rate and foreign currency risks.  We manage these risks by entering into derivative transactions with the intent to minimize fluctuations in earnings, cash flows and fair value adjustments of assets and liabilities caused by market volatility.  Our use of derivatives is limited to the management of interest rate and foreign currency risks.

Our derivative activities are authorized and monitored by our Asset-Liability Committee, which provides a framework for financial controls and governance to manage market risks.  We use internal models for analyzing and incorporating data from internal and external sources in developing various hedging strategies.  We incorporate the resulting hedging strategies into our overall risk management strategies.

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets.  We hedge our interest rate and foreign currency risk inherent in these liabilities by entering into interest rate swaps, foreign currency swaps and foreign currency forwards, which effectively convert our obligations into U.S. dollar denominated, 3-month LIBOR based payments.

Our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  We use pay fixed interest rate swaps and caps, executed on a portfolio basis, to manage the interest rate risk of these assets.  Our resulting asset liability profile is consistent with the overall risk management strategy directed by the Asset-Liability Committee.

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

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at September 30, 2010 was $292 million, excluding embedded derivatives and adjustments made for our own non-performance risk. In the normal course of business, we posted collateral of $20 million to counterparties with which we were in a net liability position at September 30, 2010.  If our ratings were to have declined to “A+”, we would have been required to post $50 million of additional collateral to the counterparties with which we were in a liability position at September 30, 2010.  If our ratings were to have declined to “BBB+” or below, we would have been required to post $292  million of additional collateral to the counterparties with which we were in a liability position at September 30, 2010.  In order to settle all derivative instruments that were in a net liability position at September 30, 2010, excluding embedded derivatives and adjustments made for our own non-performance risk, we would have been required to pay $292 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at September 30, 2010 as reported in the Consolidated Balance Sheet:

	Hedge accounting derivatives		Non-hedge accounting derivatives		Total
(Dollars in millions)	Notional	Fair value	Notional	Fair value	Notional	Fair value
Other assets
Interest rate swaps	$465	$73	$9,623	$378	$10,088	$451
Foreign currency swaps	7,855	1,797	14,415	2,232	22,270	4,029
Embedded derivatives	-	-	10	1	10	1
Total	$8,320	$1,870	$24,048	$2,611	$32,368	$4,481

Counterparty netting						(1,574)
Collateral held						(1,987)

Carrying value of derivative contracts – Other assets						$920

Other liabilities
Interest rate swaps	$-	$-	$58,869	$1,520	$58,869	$1,520
Foreign currency swaps	3,082	355	330	9	3,412	364
Interest rate caps	-	-	50	1	50	1
Embedded derivatives	-	-	317	50	317	50
Total	$3,082	$355	$59,566	$1,580	$62,648	$1,935

Counterparty netting						(1,574)
Collateral posted						(20)

Carrying value of derivative contracts – Other liabilities						$341

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the three and six months ended September 30, 2010 and 2009 as reported in our Consolidated Statement of Income:

	Three months ended September 30,		Six months ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Interest expense on debt1	$539	$606	$990	$1,230
Interest expense on pay float hedge accounting derivatives1	(142)	(202)	(251)	(385)
Interest expense on pay float non-hedge accounting derivatives1, 3	(167)	(182)	(298)	(319)
Interest expense on debt, net of pay float swaps	230	222	441	526

Interest expense on non-hedge pay fixed swaps1	255	345	564	646

(Gain) loss on hedge accounting derivatives:
Interest rate swaps2	(9)	(9)	(22)	15
Foreign currency swaps2	(1,056)	(925)	(542)	(2,309)
Gain on hedge accounting derivatives	(1,065)	(934)	(564)	(2,294)
Less hedged item: change in fair value of fixed rate debt	1,062	913	552	2,294
Ineffectiveness related to hedge accounting derivatives2	(3)	(21)	(12)	-

Loss on foreign currency transactions	1,436	819	828	1,677
Gain on currency swaps and forwards 2	(1,533)	(860)	(1,030)	(1,656)

Loss (gain) on other non-hedge accounting derivatives:
Pay float swaps2	(45)	(6)	(91)	133
Pay fixed swaps2	253	119	384	(209)
Total interest expense	$593	$618	$1,084	$1,117

1   Amounts represent net interest settlements and changes in accruals.
2   Amounts exclude net interest settlements and changes in accruals.
3 Includes interest expense on both non-hedge accounting foreign currency swaps and forwards, and non-hedge interest rate derivatives.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense.

	Three months ended September 30,		Six months ended September 30,
(Dollars in millions)	2010	2009	2010	2009

Ineffectiveness related to hedge accounting derivatives	$2	($7)	$3	$20
Loss on currency swaps and forwards	7	1	5	15
Loss (gain) on non-hedge accounting derivatives:
Pay float swaps	-	(1)	-	1
Pay fixed swaps	3	-	2	28
Total credit valuation adjustment allocated to interest expense	$12	($7)	$10	$64

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	September 30, 2010	March 31, 2010
Other assets:
Notes receivable from affiliates	$491	$306
Used vehicles held for sale	212	220
Deferred charges	184	195
Income taxes receivable	165	97
Derivative assets	920	585
Other assets	456	515
Total other assets	$2,428	$1,918

Other liabilities:
Unearned insurance premiums and contract revenues	$1,483	$1,382
Derivative liabilities	341	567
Accounts payable and accrued expenses	1,060	902
Deferred income	250	244
Other liabilities	353	356
Total other liabilities	$3,487	$3,451

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average contractual interest rates4
(Dollars in millions)	September 30, 2010	March 31, 2010	September 30, 2010	March 31, 2010
Commercial paper1	$16,553	$19,466	0.37%	0.28%
Unsecured notes and loans payable2	47,183	45,617	3.48%	3.58%
Secured notes and loans payable	7,495	3,000	0.81%	0.59%
Carrying value adjustment3	1,493	1,096
Total debt	$72,724	$69,179	2.45%	2.49%

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

Included in our unsecured notes and loans payable are unsecured notes and loans denominated in various foreign currencies.  At September 30, 2010 and March 31, 2010, the carrying value of these notes payable was $28.5 billion.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Additionally, the carrying value of our unsecured notes and loans payable at September 30, 2010 included $15.0 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 9.1 percent and $33.7 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.4 percent to 15.3 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2010 included $14.0 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 10.4 percent and $32.7 billion of unsecured fixed rate debt with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.  The carrying value adjustment on debt increased by $397 million at September 30, 2010 compared to March 31, 2010 primarily as a result of a weaker U.S. dollar relative to certain other currencies in which some of our debt is denominated.

As of September 30, 2010, our commercial paper had an average remaining maturity of 56 days, while our notes and loans payable mature on various dates through fiscal 2047.

During the three months ended September 30, 2010, we sourced approximately $1.9 billion in funding through the transfer of retail finance receivables to asset-backed securitization vehicles.  The notes and loans issued in connection with these transactions are repayable only from collections on the underlying pledged receivables.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Variable Interest Entities

A variable interest entity (“VIE”) is an entity that either (i) has insufficient equity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest.  A VIE is consolidated by its primary beneficiary.  We adopted the FASB’s new accounting standard on VIEs on April 1, 2010. This standard requires the consolidation of a VIE if an entity has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive residual returns that could potentially be significant to the VIE.  We did not consolidate or deconsolidate any VIEs as a result of adopting this standard.

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

The assets of the consolidated securitization VIEs consisted of $8,885 million and $3,037 million in gross retail finance receivables at September 30, 2010, and March 31, 2010, respectively.  Net retail finance receivables, after consideration of deferred origination costs, unearned income and allowance for credit losses, were $8,752 million as of September 30, 2010.  In addition, TMCC held $475 million and $173 million in cash which represent collections from the underlying pledged receivables and certain reserve deposits held for the securitization trusts at September 30, 2010 and March 31, 2010, respectively.  We classified this cash as restricted cash on our consolidated balance sheet.  The liabilities of these consolidated VIEs consisted of $7,495 million and $3,000 million in secured debt, net of $1,151 million of securities retained by TMCC, and $2 million and $0.4 million in other liabilities at September 30, 2010 and March 31, 2010, respectively.  The assets of the VIEs and the restricted cash held by TMCC serve as the sole source of repayment for the asset-backed securities issued by these entities.  Investors in the notes issued by the VIEs do not have recourse to TMCC’s general credit, with the exception of customary representation and warranty repurchase provisions and indemnities.

As the primary beneficiary of these entities, we are exposed to credit, interest rate, and prepayment risk from the receivables transferred to the VIEs.   However, our exposure to these risks did not change as a result of the transfer of the assets to the VIEs.  We may also be exposed to interest rate risk arising from the secured notes issued by the VIEs.

In addition, we entered into interest rate swaps with certain special purpose entities that issue variable rate debt.  Under the terms of these swaps, the securitization trusts are obligated to pay TMCC a fixed rate of interest on certain payment dates in exchange for receiving a floating rate of interest on amounts equal to the outstanding balance of the secured debt.  This arrangement enables the securitization trusts to issue variable rate debt that is secured by fixed rate retail finance receivables.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Variable Interest Entities (Continued)

The transfers of the receivables to the special purpose entities in our securitizations are considered to be sales for legal purposes.  However, the securitized assets and the related debt remain on our Consolidated Balance Sheet.  We recognize financing revenue on the pledged receivables and interest expense on the secured debt issued by the trusts.  We also maintain an allowance for credit losses on the pledged receivables to cover probable credit losses estimated using a methodology consistent with that used for our non-securitized retail loan portfolio.  The interest rate swaps between TMCC and the special purpose entities are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement

In March 2010, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30, 2010 and March 31, 2010.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30, 2010 and March 31, 2010.

Letter of Credit Facility Agreement

In addition, TMCC has an uncommitted letter of credit facility totaling $5 million, of which $1 million was issued and outstanding at September 30, 2010 and March 31, 2010.

Other Credit Agreements

TMCC has two additional bank credit facilities.  The first is a 364 day committed bank credit facility in the amount of JPY 100 billion (approximately $1.2 billion as of September 30, 2010) which was entered into in December 2009 to replace a similar facility which expired.  The second is a 364 day uncommitted bank credit facility in the amount of JPY 100 billion (approximately $1.2 billion as of September 30, 2010), which was extended in December 2009 for an additional 364 days.  Both of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  Neither of these facilities was drawn upon as of September 30, 2010 and March 31, 2010.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below.  The maximum amounts under these commitments and guarantees are summarized in the table below:

	Maximum commitment amount as of
(Dollars in millions)	September 30, 2010	March 31, 2010
Commitments:
Credit facilities with vehicle and industrial equipment dealers	$6,264	$6,363
Facilities lease commitments1	83	92
Total commitments	6,347	6,455
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste disposal bonds	100	100
Total commitments and guarantees	$6,447	$6,555

Wholesale financing demand note facilities2	$9,341	$9,482

1 Includes $54 million and $58 million in facilities lease commitments with affiliates at September 30 and March 31, 2010, respectively.
2 Amounts are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.  At September 30, 2010 and
   March 31, 2010, amounts outstanding were $6.1 billion and $5.9 billion, respectively.

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are generally collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facility commitments available to vehicle and industrial equipment dealers, $5.2 billion was outstanding at September 30 and March 31, 2010, and was recorded in Finance receivables, net in the Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies (Continued)

We are party to a 15-year lease agreement with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At September 30, 2010, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above, are as follows: fiscal years ending March 31, 2011 - $10 million; 2012 - $17 million; 2013 - $13 million; 2014 - $10 million; 2015 - $9 million and thereafter - $24 million.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2010 and March 31, 2010.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of September 30, 2010, we determined that it is not probable that we will be required to make any material payments in the future.  As of September 30, 2010 and March 31, 2010, no amounts have been recorded under these indemnifications.

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

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that TMCC's post-repossession notice failed to comply with the Rees-Levering Automobile Sales Finance Act of California.  Three additional putative class action complaints or cross-complaints were filed making similar allegations.  The cases were coordinated in the California Superior Court, Stanislaus County and a Second Amended Consolidated Cross-Complaint and Complaint was subsequently filed in March 2009.  The Second Amended Consolidated Cross-Complaint and Complaint seeks injunctive relief, restitution, disgorgement and other equitable relief under California's Unfair Competition Law.  As a result of mediation in January 2010, the parties agreed to settle all of the foregoing matters.  A fourth case was recently filed which has been included in the settlement.  The proposed settlement, for which we have adequately accrued, is subject to final court approval.  Preliminary approval was granted by the Court by order dated September 2, 2010.  The hearing on final approval is currently set for December 23, 2010.

Recall-related Class Actions

TMCC and certain affiliates were named as defendants in the consolidated multidistrict litigation, In Re: Toyota Motor Corp. Unintended Acceleration, Marketing, Sales Practices, and Products Liability Litigation (United States District Court, Central District of California) seeking damages and injunctive relief as a result of alleged sudden unintended acceleration in certain Toyota and Lexus vehicles.  A parallel action was filed against TMCC and certain affiliates on March 12, 2010 by the Orange County District Attorney.  On August 2, 2010, the plaintiffs filed a consolidated complaint in the multidistrict litigation that does not name TMCC as a defendant.  In addition, the court has permitted alleged classes of foreign plaintiffs to file complaints naming TMCC and related entities as defendants.  TMCC also remains a defendant in the state court action filed by the Orange County District Attorney.

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

On July 22, 2010, the same plaintiff in the above federal bondholder action refiled the case in California state court on behalf of purchasers of TMCC bonds traded on foreign exchanges (Harel Pia Mutual Fund v. Toyota Motor Corp., et al., Superior Court of California, County of Los Angeles).  The complaint alleges violations of California securities laws, fraud, breach of fiduciary duty and other state law claims.  On September 15, 2010, defendants removed the state court action to the United States District Court for the Central District of California pursuant to the Securities Litigation Uniform Standards Act and the Class Action Fairness Act.  Defendants filed a motion to dismiss on October 15, 2010.

We believe we have meritorious defenses to these claims and intend to defend against them vigorously.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Income Taxes

Our effective tax rate was 38 percent during the first half of fiscal 2011 and 39 percent for the same period in fiscal 2010.  Our provision for income taxes for the first half of fiscal 2011 was $522 million compared to $307 million for the same period in fiscal 2010.   This increase in provision is consistent with the increase in our income before tax for the first half of fiscal 2011 compared to the first half of fiscal 2010.

Tax Related Contingencies

We are routinely subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities in various jurisdictions.  We are in various stages of completion of several income tax examinations, including an examination by the Internal Revenue Service for the taxable years March 31, 2007 through March 31, 2010.

We periodically review our uncertain tax positions. Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended September 30, 2010 our assessment resulted in a reduction of unrecognized tax benefits of $34 million.

Our deferred tax assets at September 30, 2010 were $2.0 billion compared to $2.3 billion at March 31, 2010, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts through fiscal year 2029.  The total deferred tax liability at September 30, 2010, net of these deferred tax assets, was $3.9 billion compared with $3.3 billion at March 31, 2010.  Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized.  The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Related Party Transactions

The tables below summarize amounts included in our Statement of Income for the three and six months ended September 30, 2010 and 2009 and in our Consolidated Balance Sheet as of September 30, 2010 and March 31, 2010 under various related party agreements or relationships:

	Three months ended September 30,		Six months ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Net financing revenues:
Manufacturers’ subvention support and other revenues	$240	$183	$473	$370
Credit support fees incurred	($8)	($10)	($17)	($20)
Foreign exchange gain on notes receivable from affiliates	$-	$4	$-	$56
Foreign exchange loss on loans payable to affiliates	($66)	($77)	($127)	($110)
Interest expense on loans payable to affiliates	($12)	($21)	($24)	($42)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$35	$22	$64	$44

Investments and other income, net:
Interest earned on notes receivable from affiliates	$1	$-	$2	$1

Expenses:
Shared services charges and other expenses	$134	$10	$144	$18
Employee benefits expense	$17	$16	$34	$32

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Related Party Transactions (Continued)

(Dollars in millions)	September 30, 2010	March 31, 2010
Assets:
Investments in marketable securities
Investments in marketable securities	$-	$50

Finance receivables, net
Accounts receivable from affiliates	$12	$20
Direct finance receivables from affiliates	$5	$-
Notes receivable under home loan programs	$24	$27
Deferred retail subvention income from affiliates	($775)	($663)

Investments in operating leases, net
Leases to affiliates	$15	$29
Deferred lease subvention income from affiliates	($768)	($575)

Other assets
Notes receivable from affiliates	$491	$306
Accounts receivable from affiliates	$36	$97
Subvention support receivable from affiliates	$122	$143

Liabilities:
Debt
Loans payable to affiliates	$4,192	$4,065

Other liabilities
Unearned affiliate insurance premiums and contract revenues	$321	$223
Accounts payable to affiliates	$254	$284
Notes payable to affiliate	$61	$45

Shareholder’s Equity:
Dividends paid	$266	$50
Stock based compensation	$1	$1

As of September 30, 2010, there were no material changes to our related party agreements or relationships as described in our fiscal 2010 Form 10-K, except as described below.

TMCC-TMFNL Loan Agreement

During the first quarter of fiscal 2011, TMCC and Toyota Motor Finance (Netherlands) B.V. (“TMFNL”) entered into a new uncommitted loan finance agreement which replaced an existing loan finance agreement between TMCC and TMFNL.  The new loan agreement provides for reciprocal lines of credit between TMFNL and TMCC, with individual loans to be evidenced by terms agreements in an aggregate amount not to exceed €1 billion.  There were no amounts outstanding at September 30, 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Related Party Transactions (Continued)

TFSB Expense Reimbursement Agreement

During the second quarter of fiscal 2011, TMCC and Toyota Financial Saving Bank (“TFSB”) entered into an expense reimbursement agreement.  Under the terms of the agreement, TMCC will reimburse certain expenses incurred by TFSB in connection with providing certain financial products and services to TMCC’s customers and dealers in support of TMCC’s customer loyalty strategy and programs.  Expenses incurred by TMCC under this agreement for the three and six months ended September 30, 2010 were $11 million.

TFSA Expense Reimbursement Agreement

During the second quarter of fiscal 2011, TMCC and Toyota Financial Services Americas Corporation (“TFSA”) entered into an expense reimbursement agreement.  Under the terms of the agreement, TMCC will reimburse certain expenses incurred by TFSA, the parent of TMCC and TFSB, with respect to costs related to TFSB’s credit card rewards program.  Expenses incurred by TMCC under this agreement for the three and six months ended September 30, 2010 were $6 million.

TMS Expense Reimbursement Agreement

During the second quarter of fiscal 2011, TMCC and TMS entered into an expense reimbursement agreement.  Under the agreement, TMCC will reimburse a portion of certain sales and marketing expenses incurred by TMS during fiscal 2011 intended to improve brand image.  Expenses incurred by TMCC under this agreement for the three and six months ended September 30, 2010 were $106 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 16 – Segment Information

Financial information for our reportable operating segments for the periods ended or at September 30, 2010 is summarized as follows (dollars in millions):

Fiscal 2011:	Finance operations	Insurance operations	Intercompany eliminations	Total
Three months ended September 30, 2010:
Total financing revenues	$2,027	$-	$5	$2,032
Insurance earned premiums and contract revenues	-	137	(5)	132
Investment and other income	14	42	(2)	54
Total gross revenues	2,041	179	(2)	2,218

Less:
Depreciation on operating leases	824	-	-	824
Interest expense	595	-	(2)	593
Provision for credit losses	(14)	-	-	(14)
Operating and administrative expenses	286	37	-	323
Insurance losses and loss adjustment expenses	-	58	-	58
Provision for income taxes	134	31	-	165
Net income	$216	$53	$-	$269

Six months ended September 30, 2010:
Total financing revenues	$4,045	$-	$11	$4,056
Insurance earned premiums and contract revenues	-	266	(11)	255
Investment and other income	24	69	(4)	89
Total gross revenues	4,069	335	(4)	4,400

Less:
Depreciation on operating leases	1,635	-	-	1,635
Interest expense	1,088	-	(4)	1,084
Provision for credit losses	(303)	-	-	(303)
Operating and administrative expenses	431	76	-	507
Insurance losses and loss adjustment expenses	-	116	-	116
Provision for income taxes	469	53	-	522
Net income	$749	$90	$-	$839

Total assets at September 30, 2010	$83,332	$3,035	($419)	$85,948

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 16 – Segment Information (continued)

Financial information for our reportable operating segments for the periods ended or at September 30, 2009 is summarized as follows (dollars in millions):

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of this Form 10-Q and our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2010 (“fiscal 2010”).  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

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

Our financial results are affected by a variety of economic and industry factors, including but not limited to, new and used vehicle markets, the level of Toyota and Lexus sales, new vehicle incentives, consumer behavior, level of employment, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, the financial health of the dealers we finance, and the level of competitive pressure.  Changes in these factors can influence the demand for new and used vehicles, the number of contracts that default and the loss per occurrence, the inability to realize originally estimated contractual residual values on our lease earning assets, and our gross margins on financing volume.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets and prevailing interest rates, as well as our credit ratings, which may affect our ability to obtain cost effective funding to support earning asset growth.

Fiscal 2011 First Half Operating Environment

During the first half of the fiscal year ending March 31, 2011 (“fiscal 2011”), economic activity in the United States remained weak and the economy continued along a path of slow growth.  While industrial production and business investment and spending began to show positive signs, unemployment rates remained elevated and consumer confidence remained weak.  Consumer spending continued to be constrained by high unemployment, modest income growth, lower household wealth and tight credit.  In addition, home values remained under pressure, and commodity prices continued to fluctuate.  These economic challenges and uncertainties continue to negatively affect some of our customers’ ability to make their payments.

Conditions in the global capital markets during the first half of fiscal 2011 continued to show improvement as compared to fiscal 2010.  Investors’ demand for fixed income products was strong and credit spreads generally improved, leading to favorable borrowing conditions for issuers.  During the first half of fiscal 2011, we continued to maintain broad access to a variety of global markets and continued to issue commercial paper and term debt in both unsecured and secured markets.

Industry wide vehicle sales during the first half of fiscal 2011 in the United States increased as compared to the same period in the prior year.  In addition, sales incentives throughout the auto industry increased over the same period.  Sales of Toyota and Lexus vehicles by Toyota Motor Sales, USA, Inc. (“TMS”) in the first half of fiscal 2010 benefited from the Car Allowance Rebate System, or “cash for clunkers” program.  Sales of Toyota and Lexus vehicles by TMS decreased 4 percent in the first half of fiscal 2011 as compared to the same period in the prior year due to the absence of these United States government programs.   Our overall net earning assets balance at September 30, 2010 was higher than the balance at September 30, 2009 due to an increase in vehicle financing volume, which was in turn due to increased vehicle sales incentives.

Despite the challenging economic conditions, our consumer portfolio continued to show positive signs.  We decreased our allowance for credit losses in the first half of fiscal 2011 in response to lower levels of delinquency and per unit loss severity in our consumer portfolio.  We experienced lower loss severity due to strong used vehicle values during the first half of fiscal 2011 as compared to the same period in fiscal 2010.  Prices of used vehicles were at an unprecedented high during the first half of fiscal 2011 primarily due to a low supply of used vehicles.  In addition, the overall credit quality of our retail portfolio in the first half of fiscal 2011 continued to benefit from our focus on purchasing practices and collection efforts.  As a result, our net charge-offs improved during the first half of fiscal 2011 as compared to the same period in fiscal 2010.  In addition, our delinquencies at September 30, 2010 improved significantly compared to September 30, 2009 and remained flat as compared to the delinquencies at March 31, 2010.

RESULTS OF OPERATIONS

Fiscal 2011 First Half Summary

	Three months ended September 30,		Six months ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Net income:
Finance operations	$216	$266	$749	$404
Insurance operations	53	44	90	82
Total net income	$269	$310	$839	$486

Our consolidated net income was $839 million and $269 million for the first half and second quarter of fiscal 2011, respectively, compared with $486 million and $310 million for the same periods in fiscal 2010.  Our consolidated results for the first half of fiscal 2011 were favorable as compared to the same period in fiscal 2010 primarily due to the decreases in our provision for credit losses, and to a lesser extent, depreciation on operating leases, partially offset by an increase in operating and administrative expenses.  Our results in the second quarter of fiscal 2011 as compared to the same period in fiscal 2010 were impacted by higher operating and administrative expenses, partially offset by decreases in our provision for credit losses, depreciation on operating leases and interest expense.

We recorded a benefit from credit losses of  $303 million and $14 million for the first half and second quarter of fiscal 2011, respectively, compared to a charge of $339 million and $11 million for the same periods in fiscal 2010.  This reduction in our provision was attributable to strong used vehicle prices fueled by a lower supply of used vehicles and better credit quality within our consumer portfolio.  We decreased our estimate of expected credit losses in response to improvements in per unit loss severity and net charge-offs in the consumer portfolio during the first half of fiscal 2011.  During the first half and second quarter of fiscal 2011, we continued to incorporate into our provision for credit losses the impact of ongoing adverse publicity and governmental investigations associated with the TMS recall-related events.

Operating and administrative expenses increased by 44% and 86% during the first half and second quarter of fiscal 2011 as compared to the same periods in fiscal 2010.  The increase in operating and administrative expenses was due to the increases in shared affiliate expenses for sales and marketing activities as well as in employee expenses.  Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

Our overall capital position increased by $613 million, bringing total shareholder’s equity to $5.9 billion at September 30, 2010, as compared to $5.3 billion at March 31, 2010.  Our debt increased to $72.7 billion at September 30, 2010 from $69.2 billion at March 31, 2010.  We experienced an improvement in our debt-to-equity ratio to 12.4 at September 30, 2010 from 13.1 at March 31, 2010 due to an increase in our equity despite an increase in debt.

Financing Operations

	Three months ended September 30,		Percentage	Six months ended September 30,		Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Financing Revenues:
Operating lease	$1,216	$1,175	3%	$2,416	$2,371	2%
Retail1	720	790	(9%)	1,450	1,571	(8%)
Dealer	91	74	23%	179	163	10%
Total financing revenues	2,027	2,039	(1%)	$4,045	4,105	(1%)

Depreciation on operating leases	824	836	(1%)	1,635	1,729	(5%)
Interest expense	595	619	(4%)	1,088	1,120	(3%)
Net financing revenues	608	584	4%	1,322	1,256	5%
Provision for credit losses	(14)	11	(227%)	(303)	339	(189%)

Net income from financing operations	$216	$266	(19%)	$749	$404	85%

1 Includes direct finance lease revenues.

Our finance operations reported net income of $749 million and $216 million for the first half and second quarter of fiscal 2011, respectively, compared to $404 million and $266 million for the same periods in fiscal 2010.  Results were favorable primarily due to decreases in our provision for credit losses, depreciation on operating leases and interest expense, partially offset by an increase in operating and administrative expenses.

Our per unit credit loss severity improved during the first half and second quarter of fiscal 2011.  The improvement in per unit credit loss severity was attributable to strong used vehicle prices fueled by lower used vehicle supply.  The overall credit quality of our retail portfolio in the first half and second quarter of fiscal 2011 continued to benefit from our focus on purchasing practices and collection efforts.   As a result, net charge-offs improved during the first half and second quarter of fiscal 2011 as compared to the same periods in fiscal 2010.  In addition, our delinquencies at September 30, 2010 improved significantly compared to September 30, 2009 and remained flat as compared to the delinquencies at March 31, 2010.  We recorded a benefit from credit losses of $303 million and $14 million for the first half and second quarter of fiscal 2011, respectively, compared with expenses of $339 million and $11 million for the same periods in fiscal 2010.  The amount of the provision was also positively affected by improvements in default frequency and loss severity.  Depreciation expense on operating leases was also positively affected by strong used vehicle values.

Financing Revenues

Total financing revenues decreased 1 percent during the first half and second quarter of fiscal 2011, respectively, as compared to the same periods in fiscal 2010 due to the following factors:

•
Operating lease revenues increased 2 percent and 3 percent in the first half and second quarter of fiscal 2011, as compared to the same periods in fiscal 2010 due to higher portfolio yields and higher average outstanding earning asset balances.

•	Retail contract revenues decreased 8 percent and 9 percent, primarily due to a decrease in our portfolio yields partially offset by higher average outstanding earning asset balances.

•
Dealer financing revenues increased 10 percent and 23 percent in the first half and second quarter of fiscal 2011, as compared with the same periods in fiscal 2010 due to higher average outstanding earning asset balances.

Our total finance receivables portfolio yield was 5.7 percent during the first half and second quarter of fiscal 2011, compared to 6.4 percent for the same periods in fiscal 2010.

Depreciation on Operating Leases

Depreciation on operating leases decreased 5 percent and 1 percent during the first half and second quarter of fiscal 2011, respectively, as compared to the same periods in fiscal 2010.  Improvements in used vehicle values, due primarily to lower used vehicle supply, resulted in an increase to the estimated end-of-term residual values of the existing portfolio.  During the first half and second quarter of fiscal 2011, we continued to consider in our estimate of end-of-term residual values the impact of ongoing adverse publicity and governmental investigations associated with the TMS recall-related events.  These events did not have a material impact on our depreciation on operating leases for the first half and second quarter of fiscal 2011.

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

	Three months ended September 30,		Six months ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Interest expense on debt1	$539	$606	$990	$1,230
Interest expense on pay float swaps1,2	(309)	(384)	(549)	(704)
Interest expense on debt, net of pay float swaps	230	222	441	526

Interest expense on pay fixed swaps1	255	345	564	646
Ineffectiveness related to hedge accounting derivatives3,4	(3)	(21)	(12)	-
Loss on foreign currency transactions	1,436	819	828	1,677
Gain on currency swaps and forwards 3,4	(1,533)	(860)	(1,030)	(1,656)

Loss (gain) on other non-hedge accounting derivatives:
Pay float swaps3,4	(45)	(6)	(91)	133
Pay fixed swaps3,4	253	119	384	(209)
Total interest expense5	$593	$618	$1,084	$1,117

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

5  Excludes $4 million and $2 million of interest on bonds held by our insurance operations for the first half and second quarter of fiscal 2011, respectively, compared to
    $3 million and $1 million for the same periods in fiscal 2010.  Refer to Note 16 – Segment Information of the Notes to Consolidated Financial Statements for further information.

We reported consolidated interest expense of $1,084 million and $593 million during the first half and second quarter of fiscal 2011, respectively,  compared to $1,117 million and $618 million during the same periods in fiscal 2010. Interest expense was lower during the first half of fiscal 2011 compared to the same period in fiscal 2010 primarily due to lower contractual interest rates on debt, lower net interest expense on pay fixed swaps, and gains on currency swaps, net of losses on foreign currency transactions.  These factors were partially offset by mark-to-market losses on other non-hedge accounting derivatives in fiscal 2011 resulting from decreases in swap rates.

Interest expense on debt primarily represents interest due on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issue costs, and basis adjustments.  The decrease in interest expense on debt to $990 million and $539 million during the first half and second quarter of fiscal 2011 from $1,230 million and $606 million in the same periods in fiscal 2010 was due to lower weighted average contractual interest rates on unsecured debt and changes in our mix of funding sources.  The proportion of our outstanding debt consisting of commercial paper and secured debt, which carry lower weighted-average interest rates than unsecured term debt, was higher during the first half of fiscal 2011 compared to fiscal 2010.  Interest expense on pay float swaps represents net interest expense on our interest rate and cross-currency swaps.  During the first half of fiscal 2011 and fiscal 2010, 3-month LIBOR rates were generally lower than the rates on the receive leg of these swaps.  Settlements on pay float swaps resulted in interest income of $549 million and $309 million for the first half and second quarter of fiscal 2011 compared to $704 million and $384 million for the same periods in fiscal 2010.  Lower weighted average rates on the receive leg of pay float swaps were primarily responsible for the decrease in interest income on pay float swaps in fiscal 2011 compared to fiscal 2010.  These favorable results from our pay float swaps partially offset our interest expense on debt.

Interest expense on pay fixed swaps represents net interest on our pay fixed swaps portfolio where we pay a fixed rate and receive a floating rate based on 3-month LIBOR.  During the first half of fiscal 2011 and fiscal 2010, 3-month LIBOR was generally lower than the fixed interest rates at which the swap contracts were executed, resulting in net interest expense in both periods.  Pay fixed swaps have a weighted average life of approximately two to three years; this results in a pay fixed swaps portfolio that is constantly changing as new swaps are executed at different rates, and existing swaps mature.  The average pay fixed interest rate on this swap portfolio declined by a greater amount from fiscal 2010 to fiscal 2011 than average 3-month LIBOR rates decreased over the same period.  As a result, net interest expense on pay fixed swaps decreased to $564 million and $255 million for the first half and second quarter of fiscal 2011 from $646 million and $345 million for the same periods of fiscal 2010.

Ineffectiveness related to hedge accounting derivatives represents the net difference between the change in the fair value of the hedged debt and the change in the fair value of the associated derivative instrument.  These amounts also include a credit valuation adjustment loss of $3 million and $2 million for the first half and second quarter of fiscal 2011, compared to a credit valuation adjustment loss of $20 million and gain of $7 million for the same periods in fiscal 2010.

Gain or loss on foreign currency transactions relates to foreign currency denominated transactions for which hedge accounting has not been elected.  We are required to revalue these foreign currency denominated transactions at each balance sheet date.  We use currency swaps and forwards to economically hedge these foreign currency transactions.  During the first half and second quarter of fiscal 2011, the U.S. dollar weakened relative to certain other currencies in which our foreign currency transactions are denominated.  This resulted in the recognition of losses on foreign currency transactions of $828 million and $1,436 million during the first half and second quarter of fiscal 2011, respectively.  We recorded gains in the fair value of currency swaps used to economically hedge these foreign currency transactions of $1,030 million and $1,533 million during the first half and second quarter of fiscal 2011, respectively.  During the same periods in fiscal 2010, the U.S. dollar also weakened relative to certain other currencies in which our foreign currency transactions are denominated. This resulted in the recognition of losses in foreign currency transactions and gains in the fair value of currency swaps used to economically hedge these foreign currency transactions during the first half and second quarter of fiscal 2010.  During fiscal 2011, the weakening of the U.S. dollar in the second quarter was partially offset by a strengthening of the dollar that occurred in the first quarter.  As a result, gains on foreign currency swaps were lower during the first half of fiscal 2011 than during the first half of fiscal 2010, when the dollar weakened in both quarters.

Declines in swap rates contributed to losses on pay fixed interest rate swaps of $384 million and $253 million during the first half and second quarter of fiscal 2011, respectively.  These losses on pay fixed swaps were partially offset by gains on non-hedge accounting pay float swaps of $91 million and $45 million during the first half and second quarter of fiscal 2011, respectively.  During the first half of fiscal 2010, we recorded gains of $209 million on pay fixed interest rate swaps which were partially offset by losses of $133 million on non-hedge pay float swaps.  During the second quarter of fiscal 2010, gains on pay float swaps of $6 million and losses on pay fixed swaps of $119 million were due to a decrease in swap rates.

Provision for Credit Losses

We recorded a benefit from credit losses of $303 million and $14 million for the first half and second quarter of fiscal 2011, respectively, compared to expenses of $339 million and $11 million for the same periods in fiscal 2010.  During the first half of fiscal 2010, we increased our provision for credit losses in response to elevated levels of delinquency in our consumer portfolio as well as an increase in the default frequency resulting from the weakness in the United States economy.

Despite continued challenging economic conditions, the credit performance of our consumer portfolio showed favorable trends during the first half and the second quarter of fiscal 2011.  We decreased our provision for credit losses in the first half and second quarter of fiscal 2011 in response to lower levels of delinquency and per unit loss severity in our consumer portfolio.  We experienced lower loss severity due to strong used vehicle values during the first half and second quarter of fiscal 2011 compared to the same periods in fiscal 2010.  During the first half and second quarter of fiscal 2011, prices of used vehicles were at an unprecedented high driven primarily by a low supply of used vehicles.  In addition, the overall credit quality of our retail portfolio in the first half and second quarter of fiscal 2011 continued to benefit from our focus on purchasing practices and collection efforts.  As a result, our net charge-offs improved during the first half and second quarter of fiscal 2011 as compared to the same periods in fiscal 2010.  In addition, our delinquencies at September 30, 2010 improved significantly compared to September 30, 2009 and remained flat as compared to the delinquencies at March 31, 2010.  During the first half and second quarter of fiscal 2011, we continued to incorporate into our provision for credit losses the impact of expected losses from ongoing adverse publicity and governmental investigations associated with the TMS recall-related events. Refer to “Financial Condition – Credit Risk” for further discussion.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
(Dollars in millions)	2010	20091		2010	20091
Agreements (units in thousands)
Issued	622	332	87%	1,166	620	88%
In force	5,777	5,200	11%	5,777	5,200	11%
Insurance earned premiums and contract revenues	$137	$117	17%	$266	$232	15%
Investment and other income	42	37	14%	69	73	(5%)
Gross revenues from insurance operations	$179	$154	16%	$335	$305	10%

Insurance losses and loss adjustment expenses	$58	$56	4%	$116	$113	3%

Insurance dealer back-end program expenses	$20	$18	11%	$41	$35	17%

Net income from insurance operations	$53	$44	20%	$90	$82	10%
1 Prior period amounts have been reclassified to conform to the current period presentation.

Agreements issued increased by 546 thousand and 290 thousand units during the first half and second quarter of fiscal 2011, respectively, compared to the same periods in fiscal 2010.  The increase was primarily due to an increase in prepaid maintenance agreements, which Toyota Motor Insurance Services, Inc. (“TMIS”) began providing to TMS in March 2010 in support of post-recall sales efforts.

Our insurance operations reported net income of $90 million and $53 million during the first half and second quarter of fiscal 2011, respectively, compared to $82 million and $44 million during the same periods in fiscal 2010.  The increase in net income for the first half of fiscal 2011 compared to the same period in fiscal 2010 was primarily attributable to an increase in insurance earned premiums and contract revenues offset by a slight decrease in investment and other income.  The increase in net income for the second quarter of fiscal 2011 compared to the same period in the prior year was primarily due to increases in investment and other income and insurance earned premiums and contract revenues.

Insurance earned premiums and contract revenues are affected by sales volume as well as the level, age, and mix of agreements in force.  Agreements in force represent active insurance policies written and contracts issued.  Insurance earned premiums and contract revenues represent revenues from the agreements in force.

Our insurance operations reported insurance earned premiums and contract revenues of $266 million and $137 million during the first half and second quarter of fiscal 2011, respectively, compared to $232 million and $117 million during the same periods in fiscal 2010.  The increase in insurance earned premiums and contract revenues was primarily due to the overall growth in the number of agreements issued and in force as well as higher average revenues per contract.

Our insurance operations reported investment and other income of $69 million and $42 million during the first half and second quarter of fiscal 2011, respectively, compared to investment and other income of $73 million and $37 million during the same periods in fiscal 2010.  Investment and other income for our insurance operations consists primarily of investment income on marketable securities.  The decrease in investment and other income for the first half of fiscal 2011 compared to the same period in the prior year was primarily due to lower interest and dividend income offset by higher net realized gains from the sale of securities.  The increase in investment and other income for the second quarter of 2011 compared to the same period in the prior year was primarily due to higher net realized gains from the sale of securities, offset by lower interest and dividend income.  Refer to “Investment and Other Income” below for a more detailed discussion on our consolidated investment portfolio.

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

Our insurance operations reported $116 million and $58 million of insurance losses and loss adjustment expenses during the first half and second quarter of fiscal 2011, respectively, compared to $113 million and $56 million during the same periods in fiscal 2010.  The slight increase in insurance losses and loss adjustment expenses primarily relates to increases in the frequency of loss in certain programs.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on their sales volume or underwriting performance.  Insurance dealer back-end program expenses increased by 17 percent and 11 percent during the first half and second quarter of fiscal 2011, respectively, compared to the same periods in fiscal 2010.  The increase was primarily due to an increase in agreements issued and improved underwriting performance.

Investment and Other Income

The following table summarizes the components of our consolidated investment and other income:

	Three months ended September 30,		Six months ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Interest and dividend income on marketable securities	$24	$39	$43	$72
Realized gains (losses) on marketable securities	20	-	31	(5)
Other income	10	8	15	38
Total investment and other income, net	$54	$47	$89	$105

The decrease in interest and dividend income on marketable securities during the first half and second quarter of fiscal 2011 relates primarily to marketable securities held by our insurance operations.  We reported net realized gains on marketable securities of $31 million and $20 million during the first half and second quarter of fiscal 2011, respectively, compared to net realized losses of $5 million during the first half of fiscal 2010.  This was primarily due to higher net realized gains from the sale of securities in the first half and second quarter of fiscal 2011 compared to the same periods in fiscal 2010.

We reported $15 million and $10 million of other income during the first half and second quarter of fiscal 2011, respectively, compared to $38 million and $8 million during the same periods in fiscal 2010.  The decrease in other income during the first half of fiscal 2011 compared to the same period in fiscal 2010 was primarily due to interest income from an expected tax refund that was recorded during the first half of fiscal 2010 and subsequently collected.  In addition, interest income on cash held in excess of our funding needs was lower in the first half of fiscal 2011 compared to the same period in fiscal 2010.

Operating and Administrative Expenses

The following table summarizes our operating and administrative expenses:

	Three months ended September 30,		Percentage	Six months ended September 30,		Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Employee expenses	$88	$79	11%	$170	$150	13%
Operating expenses	215	77	179%	296	166	78%
Insurance dealer back-end program expenses	20	18	11%	41	35	17%
Total operating and administrative expenses	$323	$174	86%	$507	$351	44%

Total operating and administrative expenses increased 44 percent and 86 percent during the first half and second quarter of fiscal 2011, respectively, compared to the same periods in fiscal 2010 primarily due to increases in operating expenses.

Operating expenses increased during the first half and second quarter of fiscal 2011 compared to the same periods in fiscal 2010 primarily due to increases in shared affiliate expenses for sales and marketing activities.  Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.  Employee-related expenses increased in the first half and second quarter of fiscal 2011 compared to the same periods in fiscal 2010 due to higher performance based compensation.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on their sales volume or underwriting performance.  Refer to Insurance Operations above for further information on insurance dealer back-end program expenses.

Provision for Income Taxes

Our provision for income taxes for the first half and second quarter of fiscal 2011 was $522 million and $165 million, respectively, compared to $307 million and $199 million for the same periods in fiscal 2010.  Our effective tax rate was 38 percent for the first half and second quarter of fiscal 2011, respectively, compared to 39 percent for the same periods in fiscal 2010.  The change in our provision for income taxes is consistent with the change in operating income in the first half and second quarter of fiscal 2011 compared to the same periods in fiscal 2010.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three months ended September 30,		Percentage Change	Six months ended September 30,		Percentage Change
(units in thousands):	2010	2009		2010	2009
TMS new sales volume1	368	434	(15%)	722	749	(4%)

Vehicle financing volume2
New retail contracts	162	211	(23%)	343	334	3%
Used retail contracts	88	81	9%	186	157	18%
Lease contracts	106	56	89%	204	100	104%
Total	356	348	2%	733	591	24%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	100	123	(19%)	229	164	40%
Used retail contracts	11	10	10%	36	22	64%
Lease contracts	102	44	132%	194	78	149%
Total	213	177	20%	459	264	74%

Market share3:
Retail contracts	43.7%	48.3%		47.2%	44.3%
Lease contracts	28.8%	12.9%		28.2%	13.2%
Total	72.5%	61.2%		75.4%	57.5%

1 Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 86% Toyota and 14% Lexus vehicles for the first half and second quarter of fiscal 2011, and approximately 87% Toyota and 13% Lexus vehicles for the first half and second quarter of fiscal 2010.

2 Total financing volume is comprised of approximately 81% Toyota, 14% Lexus, and 5% non-Toyota/Lexus vehicles for the first half and second quarter of fiscal 2011 and first half of fiscal 2010, and approximately 82% Toyota, 13% Lexus, and 5% non-Toyota/Lexus vehicles for the second quarter of fiscal 2010.

3 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

Our retail and lease contracts are acquired primarily from Toyota and Lexus vehicle dealers, and the volume of contracts is dependent upon TMS sales volume and subvention.  Vehicle sales by TMS decreased 4 percent and 15 percent in the first half and second quarter of fiscal 2011, respectively, compared to the same periods in fiscal 2010.  Sales were higher during the first half and second quarter of fiscal 2010 due to the Car Allowance Rebate System, or “cash for clunkers” program.  No similar United States government programs were available during fiscal 2011.

Our finance volume and market share increased in the first half and second quarter of fiscal 2011 compared to the same periods in fiscal 2010.  These increases were driven primarily by the availability of TMS subvention, as evidenced by the increase of 74 percent and 20 percent in our subvened vehicle financing volume in first half and second quarter of fiscal 2011, respectively.

The composition of our net earning assets is summarized below:

(Dollars in millions)	September 30, 2010	March 31, 2010	Percentage Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$45,143	$43,776	3%
Dealer financing, net	11,719	11,311	4%
Total finance receivables, net	56,862	55,087	3%
Investments in operating leases, net	18,670	17,151	9%
Net earning assets	$75,532	$72,238	5%

Dealer Financing (Number of dealers serviced)
Toyota and Lexus dealers2	974	963	1%
Vehicle dealers outside of the Toyota/Lexus dealer network	477	490	(3%)
Industrial equipment dealers	144	146	(1%)
Total number of dealers receiving wholesale financing	1,595	1,599	-%

Dealer inventory financed (units in thousands)	234	242	(3%)

1 Includes direct finance leases of $238 million and $265 million at September 30, 2010 and March 31, 2010, respectively.
2 Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our overall new and used retail contract volume increased during the first half of fiscal 2011 as compared to the same period in fiscal 2010.  Much of the increase was attributable to an increase in overall TMS subvention. Retail receivables at September 30, 2010 increased slightly as compared to the balance at March 31, 2010, as the volume of new vehicles financed was greater than portfolio liquidations.

Lease Contract Volume and Earning Assets

Our overall vehicle lease contract volume during the first half of fiscal 2011 increased as compared to the same period in fiscal 2010.  Vehicle lease contract volume is affected by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.  Much of the increase during the first half of fiscal 2011 was attributable to an increase in TMS subvention programs.  Our investment in operating leases, net increased at September 30, 2010 as compared to the balance at March 31, 2010 due to increased contract volume partially offset by an increase in scheduled maturities.

Dealer Financing and Earning Assets

As of September 30, 2010, the number of dealer inventory units financed and the number of dealers receiving financing remained relatively stable as compared to March 31, 2010.  Dealer financing receivables increased 4% to $11.7 billion at September 30, 2010 from March 31, 2010.

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

Depreciation on Operating Leases

	Three months ended September 30,		Percentage Change	Six months ended September 30,		Percentage Change
	2010	2009		2010	2009
Depreciation on operating leases (dollars in millions)	$824	$836	(1%)	$1,635	$1,729	(5%)
Average operating lease units outstanding (in thousands)	780	713	9%	768	719	7%

Depreciation expense on operating leases decreased by 5 percent and 1 percent to $1,635 million and $824 million during the first half and second quarter of fiscal 2011, respectively, compared to $1,729 million and $836 million during the same periods of fiscal 2010.  The average number of operating leases outstanding during the first half and second quarter of fiscal 2011 increased by 7% and 9%, respectively, as compared to the same prior year periods.  Depreciation expense was positively affected by strong used vehicle values, which are a significant factor in our estimates of the end-of-term market values of our leased vehicle portfolio.  Although used vehicle values remained consistent with the values at the end of fiscal 2010, it is uncertain whether the current level is sustainable.  During the first half and second quarter of fiscal 2011, we continued to consider in our estimate of end-of-term residual values the impact of ongoing adverse publicity and governmental investigations associated with the TMS recall-related events.  These events did not have a material impact on our depreciation on operating leases for the first half and second quarter of fiscal 2011.

Credit Risk

Credit Loss Experience

During the first half of fiscal 2011, economic activity in the United States remained weak and the economy continued along a path of slow growth.  While industrial production and business investment and spending began to show positive signs, unemployment rates remained elevated and consumer confidence remained weak.  Consumer spending continued to be constrained by high unemployment, modest income growth, lower household wealth and tight credit.  In addition, home values remained under pressure, and commodity prices continued to fluctuate.  These challenges and uncertainties continue to negatively affect some of our customers’ ability to make their payments.

Despite the challenging economic conditions, our credit loss severity improved while delinquencies remained consistent with March 31, 2010 levels.  The overall credit quality of our retail portfolio in the first half and second quarter of fiscal 2011 continued to benefit from our focus on purchasing practices and collection efforts.  In addition, subvention contributed to our overall portfolio quality, as subvened contracts typically have better credit quality than non-subvened contracts.  These factors, combined with strong used vehicle prices and a continued focus on collection efforts, contributed to decreased levels of delinquency and net charge-offs during the first half of fiscal 2011 as compared to the same period in fiscal 2010.  We continue to be exposed to higher levels of credit loss related to uncertain economic conditions.  For additional information regarding the potential impact of current market conditions, refer to “Part I. Item 1A. Risk Factors” of our fiscal 2010 Form 10-K.

	September 30, 2010	March 31, 2010	September 30, 2009
Net charge-offs as a percentage of average gross earning assets1
Finance receivables	0.67%	1.15%	1.13%
Operating leases	0.25%	0.63%	0.60%
Total2	0.57%	1.03%	1.00%

Default frequency as a percentage of outstanding contracts	2.56%	2.79%	2.91%
Average loss severity per unit	$7,445	$8,342	$8,539

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets3
Finance receivables4	0.43%	0.43%	0.71%
Operating leases4	0.40%	0.44%	0.68%
Total5	0.42%	0.44%	0.70%

1 Net charge-off ratios have been annualized using six month results for the six month periods ended September 30, 2010 and 2009.
2 Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.  At September 30, 2009, the change would have resulted in net charge-offs as a percentage of average gross earning assets of 1.28 percent, 0.79  percent and 1.16 percent for finance receivables, operating leases and in total, respectively.
3 Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
4 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
5 The change in our charge-off policy mentioned above would have resulted in over 60 day delinquencies as a percentage of gross earning assets at September 30, 2009 of 0.64 percent, 0.58 percent and 0.63 percent for finance receivables, operating leases and in total, respectively.

The improvement in loss severity per unit during the first half and second quarter of fiscal 2011 compared to the same periods in fiscal 2010 is primarily attributable to the improvements in used vehicle values which reduced net loss per charged-off unit.  As a result, our level of net charge-offs for the first half and second quarter of fiscal 2011 decreased compared with the same periods in the prior year.  Net charge-offs as a percentage of average gross earning assets decreased from 1 percent at September 30, 2009 to 0.57 percent at September 30, 2010.

During the first half of fiscal 2011, we remained focused on managing high risk loans in our dealer portfolio.  On an ongoing basis, we review our purchasing practices and leverage technology to improve our collections capabilities.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable losses resulting from the non-performance of our customers.  The determination of the allowance involves significant assumptions, complex analysis, and management judgment.  The following table provides information related to our allowance for credit losses and credit loss experience for the three and six months ended September 30, 2010 and 2009:

	Three months ended September 30,		Six months ended September 30,
(Dollars in millions)	2010	2009	2010	2009
Allowance for credit losses at beginning of period	$1,316	$2,004	$1,705	$1,864
Provision for credit losses	(14)	11	(303)	339
Charge-offs, net of recoveries1	(113)	(178)	(213)	(366)
Allowance for credit losses at end of period	$1,189	$1,837	$1,189	$1,837

1 Net of recoveries of $73 million and $34 million for the six and three months ended September 30, 2010, respectively, and $66 million and $33 million for the six and three months ended September 30, 2009, respectively.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Default frequency as a percentage of average outstanding contracts decreased during the first half of fiscal 2011 compared to the same period in fiscal 2010.  The improvement in default frequency was attributable to our focus on purchasing practices and collection efforts and the relative stabilization in the United States economy.

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

During the first half of fiscal 2011, our allowance for credit losses decreased $516 million or 30 percent from $1,705 million at March 31, 2010 to $1,189 million at September 30, 2010.  While the United States economy generally remained weak during the first half of fiscal 2011, and the strength of the economic recovery remained uncertain, our levels of delinquency and per unit loss severity continued to improve.  The improvement in delinquencies was due to the strengthening of the overall credit quality of our retail portfolio while the improvement in per unit loss severity was attributable to strong used vehicle prices fueled by a low supply of used vehicles.  In the first half of fiscal 2011, we also continued to benefit from our focus on purchasing practices and collection efforts.  As a result, our net charge-offs improved during the first half of fiscal 2011 as compared to the same period in fiscal 2010.  In addition, our delinquencies at September 30, 2010 improved significantly compared to September 30, 2009 and remained flat as compared to the delinquencies at March 31, 2010.  During the first half and second quarter of fiscal 2011, we continued to incorporate into our allowance for credit losses the impact of expected losses from ongoing adverse publicity and governmental investigations associated with the TMS recall-related events.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	September 30, 2010	March 31, 2010
Commercial paper 1	$16,553	$19,466
Unsecured notes and loans payable 2	47,183	45,617
Secured notes and loans payable	7,495	3,000
Carrying value adjustment3	1,493	1,096
Total Debt	$72,724	$69,179

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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $4.1 billion to $7.0 billion with an average balance of $5.6 billion for the quarter ended September 30, 2010.

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

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $16.0 billion to $20.8 billion during the quarter ended September 30, 2010, with an average outstanding balance of $18.2 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer with short-term debt ratings of A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements and manage our liquidity.

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

The following table summarizes the components of our unsecured notes and loans payable at par value:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable5
Balance at March 31, 20101	$8,140	$26,214	$3,633	$7,169	$45,156
Issuances during the six months ended September 30, 2010	3,5002	8643	-	1,9504	6,314
Maturities and terminations during the six months ended September 30, 2010	(2,280)	(2,756)	(400)	(150)	(5,586)
Balance at September 30, 20101	$9,360	$24,322	$3,233	$8,969	$45,884

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
2 MTNs and domestic bonds had terms to maturity ranging from approximately 1 year to 10 years, and had interest rates at the time of issuance ranging from 0 percent to 4.5 percent.
3 EMTNs had terms to maturity ranging from approximately 3 years to 5 years, and had interest rates at the time of issuance ranging from 0.8 percent to 5.1 percent.
4 Primarily consists of long-term borrowings, all with terms to maturity from approximately 1 year to 5 years, and interest rates as of September 30, 2010 ranging from 0.2 percent to 1.1 percent.
5 Consists of fixed and floating rate debt.  Upon the issuance of fixed rate debt, we generally elect to enter into pay float interest rate swaps.  Refer to “Derivative Instruments”
  for further discussion.

We maintain a shelf registration statement with the SEC to provide for the issuance of debt securities in the U.S. capital markets to retail and institutional investors. We qualify as a well-known seasoned issuer under SEC rules, which allows us to issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2012.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture which requires TMCC to comply with certain covenants, including negative pledge provisions.  We are in compliance with these covenants.

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2010, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion, or the equivalent in other currencies, of which €27.2 billion was available for issuance at September 30, 2010.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

In addition, we may issue other debt securities or enter into other unsecured financing arrangements through the domestic and international capital markets.

Secured Notes and Loans Payable

Asset-backed securitization (“ABS”) of our earning asset portfolio provides us with an alternative source of funding and investor diversification.  During the first half of fiscal 2011, we executed securitization transactions of retail contracts that provided us with approximately $5.7 billion in funding which will be repaid as the underlying finance receivables pools amortize.  We will continue to evaluate the market for asset-backed securities in considering our funding strategies in the future, including the balance of secured and unsecured funding.

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

•	Yield supplement arrangements: Additional overcollateralization may be provided to supplement the future interest earnings from pledged receivables with relatively low contractual interest rates.
•	Subordinated notes: The subordination of principal and interest payments on subordinated notes provides additional credit enhancement to holders of senior notes.

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

The transfers of the receivables to the special purpose entities are considered to be sales for legal purposes.  However, the securitized assets and the related debt remain on our Consolidated Balance Sheet.  We recognize financing revenue on the pledged receivables and interest expense on the secured debt issued by the trusts.  We also maintain an allowance for credit losses on the pledged receivables to cover estimated probable credit losses using a methodology consistent with that used for our non-securitized retail loan portfolio.  The interest rate swaps between TMCC and the special purpose entities are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement

In March 2010, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30, 2010 and March 31, 2010.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of September 30, 2010 and March 31, 2010.

Letter of Credit Facility Agreement

In addition, TMCC has an uncommitted letter of credit facility totaling $5 million, of which $1 million was issued and outstanding at September 30, 2010 and March 31, 2010.

Other Credit Agreements

TMCC has two additional bank credit facilities.  The first is a 364 day committed bank credit facility in the amount of JPY 100 billion (approximately $1.2 billion as of September 30, 2010) which was entered into in December 2009 to replace a similar facility which expired.  The second is a 364 day uncommitted bank credit facility in the amount of JPY 100 billion (approximately $1.2 billion), which was extended in December 2009 for an additional 364 days.  Both of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  Neither of these facilities was drawn upon as of September 30, 2010 and March 31, 2010.

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

DERIVATIVE INSTRUMENTS

Risk Management Strategy

We use derivatives as part of our risk management strategy to hedge against changes in interest rate and foreign currency risks.  We manage these risks by entering into derivative transactions with the intent to minimize fluctuations in earnings, cash flows and fair value adjustments of assets and liabilities caused by market volatility.

Our derivative activities are authorized and monitored by our Asset-Liability Committee, which provides a framework for financial controls and governance to manage market risks.  We use internal models for analyzing and incorporating data from internal and external sources in developing various hedging strategies.  We incorporate the resulting hedging strategies into our overall risk management strategies.

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets.  We hedge our interest rate and foreign currency risk inherent in these liabilities by entering into pay float interest rate swaps, foreign currency swaps, and foreign currency forwards, which effectively convert our obligations into U.S. dollar-denominated, 3-month LIBOR-based payments.

Our assets consist primarily of U.S. dollar-denominated, fixed-rate receivables.  Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  We use pay fixed interest rate swaps and caps, executed on a portfolio basis, to manage the interest rate risk of these assets.  Our resulting asset-liability profile is consistent with the overall risk management strategy directed by the Asset-Liability Committee.

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

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	September 30, 2010	March 31, 2010
Derivative assets	$2,923	$1,876
Less: Collateral held, net 1	(1,987)	(1,285)
Derivative assets, net of collateral	936	591
Less: Counterparty credit valuation adjustment	(17)	(10)
Derivative assets, net of collateral and credit adjustment	$919	$581
Embedded derivative assets	$1	$4

Derivative liabilities	$312	$594
Less: Collateral posted, net 1	(20)	(57)
Derivative liabilities, net of collateral	292	537
Less: Our own non-performance credit valuation adjustment	(1)	(4)
Derivative liabilities, net of collateral and non-performance credit valuation adjustment	$291	$533
Embedded derivative liabilities	$50	$34

1  Represents cash received or deposited under reciprocal collateral arrangements that we have entered into with certain derivative counterparties. Refer to the “Counterparty
   Credit Risk” section for more details.

The increase in derivative assets and decrease in derivative liabilities as of September 30, 2010 compared to March 31, 2010, are primarily the result of the weakening of the U.S. dollar relative to certain other currencies in which our foreign currency swaps are denominated.  Refer to the “Interest Expense” section above for further discussion.

Counterparty Credit Risk

We manage counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivatives counterparties to which we had credit exposure at September 30, 2010 were assigned investment grade ratings by a NRSRO.  In addition, we require counterparties that are or become rated BBB+ or lower to fully collateralize their net derivative exposures with us.  Our counterparty credit risk could be adversely affected by deterioration of the United States economy and financial distress in the banking industry.

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

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	September 30, 2010	March 31, 2010
Credit Rating
AA	$539	$258
A	390	333
BBB	7	-
Total net counterparty credit exposure1	$936	$591

1 Amounts exclude counterparty credit valuation adjustments of $17 million and $10 million in at September 30, 2010 and March 31, 2010, respectively.

At September 30, 2010, we recorded a credit valuation adjustment of $17 million related to non-performance risk of our counterparties and a credit valuation adjustment of $1 million on our own non-performance risk.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of September 30, 2010, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that TMCC's post-repossession notice failed to comply with the Rees-Levering Automobile Sales Finance Act of California.  Three additional putative class action complaints or cross-complaints were filed making similar allegations.  The cases were coordinated in the California Superior Court, Stanislaus County and a Second Amended Consolidated Cross-Complaint and Complaint was subsequently filed in March 2009.  The Second Amended Consolidated Cross-Complaint and Complaint seeks injunctive relief, restitution, disgorgement and other equitable relief under California's Unfair Competition Law.  As a result of mediation in January 2010, the parties agreed to settle all of the foregoing matters.  A fourth case was recently filed which has been included in the settlement.  The proposed settlement, for which we have adequately accrued, is subject to final court approval.  Preliminary approval was granted by the Court by order dated September 2, 2010.  The hearing on final approval is currently set for December 23, 2010.

Recall-related Class Actions

TMCC and certain affiliates were named as defendants in the consolidated multidistrict litigation, In Re: Toyota Motor Corp. Unintended Acceleration, Marketing, Sales Practices, and Products Liability Litigation (United States District Court, Central District of California) seeking damages and injunctive relief as a result of alleged sudden unintended acceleration in certain Toyota and Lexus vehicles.  A parallel action was filed against TMCC and certain affiliates on March 12, 2010 by the Orange County District Attorney.  On August 2, 2010, the plaintiffs filed a consolidated complaint in the multidistrict litigation that does not name TMCC as a defendant.  In addition, the court has permitted alleged classes of foreign plaintiffs to file complaints naming TMCC and related entities as defendants.  TMCC also remains a defendant in the state court action filed by the Orange County District Attorney.

TMCC and certain affiliates had also been named as defendants in a putative bondholder class action, Harel Pia Mutual Fund v. Toyota Motor Corp., et al., filed in the Central District of California on April 8, 2010, alleging violations of federal securities laws.  The plaintiff filed a voluntary dismissal of the lawsuit on July 20, 2010.

On July 22, 2010, the same plaintiff in the above federal bondholder action refiled the case in California state court on behalf of purchasers of TMCC bonds traded on foreign exchanges (Harel Pia Mutual Fund v. Toyota Motor Corp., et al., Superior Court of California, County of Los Angeles).  The complaint alleges violations of California securities laws, fraud, breach of fiduciary duty and other state law claims.  On September 15, 2010, the defendants removed the state court action to the United States District Court for the Central District of California pursuant to the Securities Litigation Uniform Standards Act and the Class Action Fairness Act.  Defendants filed a motion to dismiss on October 15, 2010.

We believe we have meritorious defenses to all of the above claims and intend to defend against them vigorously.

ITEM 1A.   RISK FACTORS

In addition to the information contained in this report and our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, the following risks may affect us.  If any of these risks occur, our business, financial condition or operating results would be adversely affected.

Recently enacted legislation and future regulatory reforms may have an adverse effect on our business and operating results.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law.  The scope of the Dodd-Frank Act has broad implications for the financial services industry and requires the development, adoption and implementation of many regulations over the next several months and years.  Among other things, the Dodd-Frank Act creates the Financial Stability Oversight Council, with authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services, including the ability to define and regulate unfair and deceptive practices.  The Dodd-Frank Act also mandates numerous studies which may lead to additional regulatory requirements.  The potential impact of the legislation and resulting regulations may include increased cost of operations due to greater regulatory oversight, supervision and examination and limitations on our ability to expand product and service offerings due to stricter consumer protection laws and regulations.

The Dodd-Frank Act also creates a new regulatory framework for oversight of derivatives transactions by the Commodity Futures Trading Commissions (the “CFTC”) and the SEC.  These include new capital, margin and business conduct standards for certain swap participants and requirements for clearing certain swaps through registered clearing facilities and trading certain swaps on a designated exchange or swap execution facility.  The Dodd-Frank Act includes exceptions from these requirements which will be further defined through rulemaking proceedings by the CFTC and SEC.  Although we may qualify for exceptions, our derivatives counterparties may be subject to new capital, margin and business conduct requirements which may increase our transaction costs or make it more difficult for us to enter into hedging transactions on favorable terms.

Recent events announced by TMS could affect our business, financial condition and operating results.

During the latter part of fiscal 2010 and in early fiscal 2011, TMS announced several recalls and temporary suspensions of sales and production of certain Toyota and Lexus models. Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, these events or similar future events could adversely impact our business. A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, will have a negative impact on the level of our financing volume, insurance volume, earning assets and revenues. The credit performance of our dealer and consumer lending portfolios may also be adversely affected. In addition, a decline in values of used Toyota and Lexus vehicles would have a negative effect on realized values and return rates, which, in turn, could increase depreciation expense and credit losses.  Further, TMCC and its affiliates are subject to litigation relating to recall-related events.  In addition, certain of TMCC’s affiliates are currently subject to governmental investigations, including those by the U.S. Attorney for the Southern District of New York, the U.S. Securities and Exchange Commission and the National Highway Traffic Safety Administration and have or may become subject to fines or other penalties.  These factors could have a negative effect on our operating results and financial condition.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.   (Removed and Reserved)

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See Exhibit Index on page 83.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 5, 2010	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	By /S/ CHRIS BALLINGER

Chris Ballinger
Group Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2	Amended and Restated Agency Agreement, dated September 17, 2010, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon.	(6)

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

____________

(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 17, 2010, Commission File Number 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith