Form 10-Q
period 2010-12-31
TOYOTA MOTOR CREDIT CORP
filed 2011-02-10
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
OR
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

Yes __    No  ☒

As of January 31, 2011, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended December 31, 2010

INDEX

INDEX
PART I	…………………………………………………………………………………………………3
Item 1	Financial Statements……………………………………………………………………………………………	3
	Consolidated Statement of Income……………………….……………………………………………………	3
	Consolidated Balance Sheet……………………………………………………………………………………	4
	Consolidated Statement of Shareholder’s Equity………..……………………………………………………	5
	Consolidated Statement of Cash Flows………………….…………………………………………………..…	6
	Notes to Consolidated Financial Statements……………………….……………………………………..……	7
Item 2	Management’s Discussion and Analysis…………………………………………………………………...….	59
Item 3	Quantitative and Qualitative Disclosures About Market Risk………………………………………....………	86
Item 4	Controls and Procedures......................................................................................................................................	86
PART II	…………………………………………………………………………………………………87
Item 1	Legal Proceedings………………………………………………………………………………………………	87
Item 1A	Risk Factors…………………………………………………………………..…………………………………	88
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds……………………………..……………………	88
Item 3	Defaults Upon Senior Securities…………………………………………………………….…………………	88
Item 4	(Removed and Reserved)………………………………………………………………………………………	88
Item 5	Other Information………………………………………………………………………………………………	88
Item 6	Exhibits…………………………………………………………………………………………………………	88
Signatures	………………………………………………………………………………………………………………….	89
Exhibit Index	………………………………………………………………………………………………………………….	90

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2010	2009	2010	2009
Financing revenues:
Operating lease	$1,236	$1,179	$3,652	$3,550
Retail	690	778	2,140	2,349
Dealer	97	80	287	251
Total financing revenues	2,023	2,037	6,079	6,150

Depreciation on operating leases	872	897	2,507	2,626
Interest expense	234	438	1,318	1,555
Net financing revenues	917	702	2,254	1,969

Insurance earned premiums and contract revenues	141	112	396	336
Investment and other income, net	118	66	207	171
Net financing revenues and other revenues	1,176	880	2,857	2,476

Expenses:
Provision for credit losses	(176)	(5)	(479)	334
Operating and administrative	278	192	785	543
Insurance losses and loss adjustment expenses	61	51	177	164
Total expenses	163	238	483	1,041

Income before income taxes	1,013	642	2,374	1,435
Provision for income taxes	387	248	909	555

Net income	$626	$394	$1,465	$880

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	December 31, 2010	March 31, 2010
ASSETS

Cash and cash equivalents	$4,297	$4,343
Restricted cash	440	173
Investments in marketable securities	3,192	2,521
Finance receivables, net	57,909	55,087
Investments in operating leases, net	18,908	17,151
Other assets	2,960	1,918
Total assets	$87,706	$81,193

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$73,714	$69,179
Deferred income taxes	4,179	3,290
Other liabilities	3,359	3,451
Total liabilities	81,252	75,920

Commitments and contingencies (See Note 13)

Shareholder's equity:
Capital stock, no par value and $10,000 par value (100,000 shares authorized; 91,500 issued and outstanding) at December 31, and
March 31, 2010, respectively	915	915
Additional paid-in-capital	1	1
Accumulated other comprehensive income	86	104
Retained earnings	5,452	4,253
Total shareholder's equity	6,454	5,273
Total liabilities and shareholder's equity	$87,706	$81,193

The following table presents the assets of consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the consolidated balance sheet above.

(Dollars in millions)	December 31, 2010
ASSETS
Finance receivables, net	$7,571
Total assets	$7,571

LIABILITIES
Debt	$6,787
Other liabilities	2
Total liabilities	$6,789

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in capital	(loss) income	earnings	Total

BALANCE AT MARCH 31, 2009	$915	$1	$(63)	$3,240	$4,093

Net income for the nine months ended
December 31, 2009	-	-	-	880	880
Net unrealized gain on available-for-sale
marketable securities, net of tax provision
of $78 million	-	-	127	-	127
Reclassification adjustment for net loss
included in net income, net of tax benefit
of $5 million	-	-	8	-	8
Total comprehensive income	-	-	135	880	1,015

BALANCE AT DECEMBER 31, 2009	$915	$1	$72	$4,120	$5,108

BALANCE AT MARCH 31, 2010	$915	$1	$104	$4,253	$5,273

Net income for the nine months ended
December 31, 2010	-	-	-	1,465	1,465
Net unrealized loss on available-for-sale
marketable securities, net of tax benefit
of $9 million	-	-	(16)	-	(16)
Reclassification adjustment for net gain
included in net income, net of tax provision
of $1 million	-	-	(2)	-	(2)
Total comprehensive income	-	-	(18)	1,465	1,447
Dividends	-	-	-	(266)	(266)
BALANCE AT DECEMBER 31, 2010	$915	$1	$86	$5,452	$6,454

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended December 31,
(Dollars in millions)	2010	2009
Cash flows from operating activities:
Net income	$1,465	$880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,591	2,714
Recognition of deferred income	(929)	(758)
Provision for credit losses	(479)	334
Amortization of deferred origination costs	207	248
Fair value adjustments and amortization of premiums and	1,537	3,480
discounts associated with debt, net
Net gain from sale of marketable securities	(40)	(7)
Other-than-temporary impairment on marketable securities	-	7
Net change in:
Restricted cash	(267)	-
Derivative assets	(745)	(629)
Other assets	64	(142)
Deferred income taxes	899	693
Derivative liabilities	(285)	(945)
Other liabilities	179	419
Net cash provided by operating activities	4,197	6,294
Cash flows from investing activities:
Purchase of investments in marketable securities	(3,212)	(880)
Disposition of investments in marketable securities	2,553	671
Acquisition of finance receivables (including term loans)	(17,478)	(15,954)
Collection of finance receivables (including term loans)	16,262	15,098
Net change in dealer receivables	(942)	799
Acquisition of investments in operating leases	(7,888)	(5,009)
Disposals of investments in operating leases	4,089	3,641
Advances to affiliates (Note 15)	(1,892)	(1,731)
Repayments from affiliates (Note 15)	1,525	2,835
Other, net	(20)	(15)
Net cash used in investing activities	(7,003)	(545)
Cash flows from financing activities:
Proceeds from issuance of debt	13,999	5,424
Payments on debt	(12,382)	(13,831)
Net change in commercial paper	1,393	(853)
Advances from affiliates (Note 15)	16	2,001
Repayments to affiliates (Note 15)	-	(28)
Dividends paid to TFSA (Note 15)	(266)	-
Net cash provided by (used in) financing activities	2,760	(7,287)
Net decrease in cash and cash equivalents	(46)	(1,538)
Cash and cash equivalents at the beginning of the period	4,343	6,298
Cash and cash equivalents at the end of the period	$4,297	$4,760
Supplemental disclosures:
Interest paid	$1,322	$1,636
Income taxes paid, net	$44	$9

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and nine months ended December 31, 2010 and 2009 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and nine months ended December 31, 2010 do not necessarily indicate the results that may be expected for the full fiscal year.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses on our earning assets resulting from the failure of customers or dealers to make contractual payments. Management evaluates the allowance at least quarterly, considering a variety of factors and assumptions to determine whether the allowance is considered adequate to cover probable and estimable losses incurred as of the balance sheet date. The allowance for credit losses is management’s estimate of the amount of probable incurred credit losses in our existing portfolio.

Management develops and documents the allowance for credit losses on finance receivables based on three portfolio segments.  We also separately develop and document the allowance for credit losses for investments in operating leases.  Investments in operating leases are not within the scope of accounting guidance governing the disclosure of portfolio segments.  The determination of portfolio segments is based primarily on the qualitative consideration of the nature of our business operations and the characteristics of the underlying finance receivables.  The three portfolio segments within finance receivables, net are:

•
Retail Loan Portfolio Segment – The retail loan portfolio segment consists of retail installment sales contracts (“retail contracts”) acquired from vehicle dealers in the U.S. and Puerto Rico.  Under a retail contract, we are granted a security interest in the underlying collateral which consists primarily of Toyota or Lexus vehicles.  Based on the common risk characteristics associated with the underlying finance receivables, the retail loan portfolio segment is considered a single class of finance receivable.

•
Commercial Truck and Industrial Equipment Loan & Direct Finance Lease Portfolio Segment (“Commercial Portfolio Segment”) – The commercial portfolio segment consists of commercial installment sales contracts (“commercial loan contracts”) and leasing contracts accounted for as direct finance leases (“commercial lease contracts”) acquired from commercial truck and industrial equipment dealers in the U.S.  Under commercial loan and commercial lease contracts, we are granted a security interest in the underlying collateral which consists of various types of commercial trucks and industrial equipment.  Based on the common risk characteristics associated with the underlying finance receivables and the similarity of the credit risk with respect to the two types of contracts, the commercial portfolio segment is considered a single class of finance receivable.

•
Dealer Products Portfolio Segment – The dealer products portfolio segment consists of wholesale loans (also referred to as floorplan financing), real estate loans, working capital loans and revolving lines of credit to vehicle and industrial equipment dealers in the U.S. and Puerto Rico.  Wholesale loans are primarily collateralized by new or used vehicle inventory with the outstanding balance fluctuating based on the level of inventory.  Real estate loans are collateralized by the underlying real estate, are underwritten on a loan-to-value (“LTV”) basis and are typically for a fixed term.  Working capital loans and revolving lines of credit are granted for working capital purposes and are secured by dealership assets.  Based on the risk characteristics associated with the underlying finance receivables, the dealer products portfolio segment consists of three classes of finance receivables: wholesale, real estate, and working capital.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

Methodology Used to Develop the Allowance for Credit Losses on Finance Receivables

Retail Loan Portfolio Segment

The level of credit risk in our retail loan portfolio segment is influenced primarily by two factors: default frequency and loss severity, which in turn are influenced by various factors such as economic conditions, the used vehicle market, purchase quality mix, contract term length, and operational changes.

We evaluate the retail loan portfolio segment using methodologies such as roll rate, credit risk grade/tier, and vintage analysis.  We review and analyze external factors, such as changes in economic conditions, actual or perceived quality, safety and reliability of Toyota and Lexus vehicles, unemployment levels, the used vehicle market, and consumer behavior.  In addition, internal factors, such as purchase quality mix and operational changes are also considered in the reviews. The majority of our allowance for credit losses is related to our retail loan portfolio segment.

Commercial Portfolio Segment

The level of credit risk in our commercial portfolio segment is primarily influenced by two factors: default frequency and loss severity, which in turn are influenced by various economic factors, the used equipment and truck markets, purchase quality mix, contract term length, and operational changes.

We evaluate the commercial portfolio segment using methodologies such as product grouping analysis, historical loss and loss frequency by product.  We review and analyze external factors, such as changes in economic conditions, unemployment level, and the used equipment and truck markets.  In addition, internal factors, such as purchase quality mix, are also considered in the review.

Dealer Products Portfolio Segment

The level of credit risk in our dealer products portfolio segment is influenced primarily by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and other economic factors.  The financial strength of dealers within our portfolio is influenced by, among other factors, general economic conditions, the overall demand for new and used vehicles and industrial equipment and the financial condition of automotive manufacturers in general.

We evaluate the dealer portfolio by first grouping dealer financing into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by either vehicles and industrial equipment, real estate or dealership assets, or unsecured).  We then analyze dealer pools using an internally developed risk rating.  In addition, field operations management and our special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  If impaired loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

Accounting for the Allowance for Credit Losses and Impaired Receivables

The majority of the allowance for credit losses covers estimated losses on the retail loan portfolio segment, the commercial portfolio segment and the investment in operating lease contracts, which are collectively evaluated for impairment.  The retail loan portfolio segment and the commercial portfolio segment are collectively referred to as the homogeneous portfolio segments (“homogeneous portfolio segments”).  The remainder of the allowance for credit losses covers the estimated losses on the dealer products portfolio segment.  In addition, we establish specific reserves to cover the estimated losses on individual impaired loans (including loans modified in a troubled debt restructuring) within the dealer products portfolio segment.  We also maintain specific reserves on the homogeneous portfolio segments for groups of accounts, if any, modified under specific programs that meet the criteria for a troubled debt restructuring.

Increases to the allowance for credit losses are accompanied by corresponding charges to the provision for credit losses.  Account balances in the homogeneous portfolio segments and investments in operating leases are charged off against the allowance for credit losses when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first.  Related collateral, if recoverable, is repossessed and sold.  Any shortfalls in the homogeneous portfolio segments and investments in operating leases between proceeds received from the sale of repossessed collateral and the amounts due from customers are charged against the allowance.  Any shortfalls in the dealer products portfolio segment between proceeds received from the sale of repossessed collateral and the amounts specifically reserved will result in additional losses.  The allowance related to our earning assets is included in finance receivables, net and investment in operating leases, net in the Consolidated Balance Sheet.

Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.  This change resulted in an increase in charge-offs of $38 million for the quarter ended March 31, 2010.

Finance Receivables

We record our finance receivables, which consist of the dealer products portfolio segment and homogeneous portfolio segments at the amount outstanding, including accrued interest and deferred costs, net of the allowance for credit losses, unearned income and any net deferred fees.

Impaired Receivables

For all classes of finance receivables within the dealer products portfolio segment, a receivable account balance is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (including principal and interest) according to the terms of the contract.  Factors such as payment history, compliance with terms and conditions of the underlying loan agreement and other subjective factors related to the financial stability of the borrower are considered when determining if a loan is impaired.  Impaired receivables include certain nonaccrual dealer products portfolio segment receivables for which a specific reserve has been assessed based on either discounted cash flows, market value, or fair value of the underlying collateral.  Impaired receivables are excluded from the loan risk pool used to determine the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

Nonaccrual Policy

Dealer Products Portfolio Segment

Impaired receivables in the dealer product portfolio segment are placed on nonaccrual status if full payment of principal or interest is in doubt, or when principal or interest is 90 days or more past due. Collateral dependent loans are placed on nonaccrual status if collateral is insufficient to cover principal and interest. Interest accrued, but not collected at the date a receivable is placed on nonaccrual status, is reversed against interest income. In addition, the amortization of net deferred fees is suspended. Interest income on nonaccrual receivables is recognized only to the extent it is received in cash. Accounts are restored to accrual status only when interest and principal payments are brought current and future payments are reasonably assured. Receivable balances are charged off against the allowance for credit losses when the loss has been realized.

Homogeneous Portfolio Segments

Receivables within the homogeneous portfolio segments are not placed on nonaccrual status when principal or interest is 90 days or more past due. Rather, these receivables are charged off against the allowance for credit losses when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first. Prior to the fourth quarter of fiscal 2010, an account was charged-off against the allowance for credit losses when it was 150 days past due. Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 to 120 days past due.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

New Accounting Guidance

In January 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that temporarily delayed the effective date for disclosures about troubled debt restructurings as part of the credit quality of finance receivables and the allowance for credit losses disclosures.  The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

In October 2010, the FASB issued accounting guidance on the capitalization of costs relating to the acquisition or renewal of insurance contracts. This accounting guidance is effective for us on April 1, 2012 with early adoption permitted.  We plan to early adopt the accounting guidance on April 1, 2011 and do not expect it to have a material impact on our consolidated financial condition or results of operations.

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

Recently Adopted Accounting Guidance

On December 31, 2010, we adopted new FASB accounting guidance requiring additional disclosures about the credit quality of finance receivables and the allowance for credit losses.  The new disclosures provide transparency regarding the nature of credit risk inherent in finance receivables, how credit risk is analyzed and assessed in arriving at the allowance for credit losses, as well as the reasons for changes in the allowance for credit losses.  The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

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

Level 2:  Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.  Examples of assets and liabilities currently utilizing Level 2 inputs are certificates of deposit, commercial paper, U.S. government agency securities, corporate debt securities, most mortgage-backed and asset-backed securities, private placement investments in fixed income mutual funds, and most over-the-counter derivatives.

Level 3:  Unobservable inputs that are supported by little or no market activity and may require significant judgment in order to determine the fair value of the assets and liabilities.  Examples of assets and liabilities currently utilizing Level 3 inputs are structured over-the-counter derivatives and certain mortgage-backed securities with limited activity or less transparency around inputs to the valuation.

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

Marketable Securities

The marketable securities portfolio consists of debt and equity securities.  We use quoted prices of identical securities for all U.S. government securities, actively exchange-traded equity mutual funds and all other securities if available.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

We hold investments in actively exchange-traded equity mutual funds and private placement fixed income mutual funds. Where the funds produce a daily net asset value that is quoted in an active market, that value is used to value the fund investment and is classified in Level 1 of the fair value hierarchy. Where the funds produce a daily net asset value that is based on a combination of quoted prices from identical and similar securities and/or observable inputs, the funds are classified within Level 2.

Derivatives

As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter for valuation purposes.  All of our derivative counterparties to which we had credit exposure at December 31, 2010 were assigned investment grade ratings by a credit rating organization.

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

As of December 31, 2010, we reduced our derivative liabilities by $1 million to account for our own non-performance risk.  Derivative assets were reduced $19 million to account for counterparty credit risk.  As of March 31, 2010, we reduced our derivative liabilities by $4 million to account for our own non-performance risk.  Derivative assets were reduced $10 million to account for counterparty credit risk.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2 – Fair Value Measurements (Continued)
The following table summarizes our financial assets and liabilities that were accounted for at fair value as of December 31, 2010, by level within the fair value hierarchy:
	Fair value measurements on a recurring basis
					Counterparty
					netting &	Fair
(Dollars in millions)	Level 1		Level 2	Level 3	collateral1	value
Cash equivalents	$4,022	$		$-	$-	$4,022
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	37		61	-	-	98
Municipal debt securities	-		15	-	-	15
Certificates of deposit and commercial paper	-		600	-	-	600
Foreign government debt securities	-		7	-	-	7
Corporate debt securities	-		110	-	-	110
Mortgage-backed securities:
U.S. government agency	-		67	-	-	67
Non-agency residential	-		8	-	-	8
Non-agency commercial	-		13	1	-	14
Asset-backed securities	-		64	-	-	64
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-		38	-	-	38
U.S. government sector fund	-		331	-	-	331
Municipal sector fund	-		42	-	-	42
Investment grade corporate sector fund	-		310	-	-	310
High-yield sector fund	-		23	-	-	23
Real return sector fund	-		75	-	-	75
Mortgage sector fund	-		768	-	-	768
Asset-backed securities sector fund	-		38	-	-	38
Emerging market sector fund	-		57	-	-	57
International sector fund	-		135	-	-	135
Equity mutual fund – S&P 500 index	392		-	-	-	392
Available-for-sale securities total	429		2,762	1	-	3,192
Derivative assets: 2
Foreign currency swaps	-		4,165	117	-	4,282
Interest rate swaps	-		254	16	-	270
Counterparty netting and collateral1	-		-	-	(3,223)	(3,223)
Derivative assets total	-		4,419	133	(3,223)	1,329
Embedded derivative assets	-		-	1	-	1
Total assets 3	4,451		7,181	135	(3,223)	8,544
Derivative liabilities: 2
Foreign currency swaps	-		(298)	(6)	-	(304)
Interest rate swaps	-		(1,152)	(4)	-	(1,156)
Interest rate forwards	-		(1)	-	-	(1)
Counterparty netting and collateral1	-		-	-	1,235	1,235
Derivative liabilities total	-		(1,451)	(10)	1,235	(226)
Embedded derivative liabilities	-		-	(56)	-	(56)
Total liabilities 3	-		(1,451)	(66)	1,235	(282)
Total net assets	$4,451		$5,730	$69	$(1,988)	$8,262
1
We meet the accounting guidance for setoff criteria and elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist.

2	Includes derivative asset counterparty credit valuation adjustment of $19 million and derivative liability non-performance credit valuation adjustment of $1 million.
3	Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2 – Fair Value Measurements (Continued)
The following table summarizes our financial assets and liabilities that were accounted for at fair value as of March 31, 2010, by level within the fair value hierarchy:
	Fair value measurements on a recurring basis1
				Counterparty	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	netting & collateral2	value
Cash equivalents	$4,256	$-	$-	$-	$4,256
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	25	24	-	-	49
Municipal debt securities	-	6	-	-	6
Certificates of deposit and commercial paper	-	50	-	-	50
Foreign government debt securities	-	22	-	-	22
Corporate debt securities	-	93	-	-	93
Mortgage-backed securities:
U.S. government agency	-	120	-	-	120
Non-agency residential	-	8	-	-	8
Non-agency commercial	-	23	-	-	23
Asset-backed securities	-	641	3	-	644
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	32	-	-	32
U.S. government sector fund	-	250	-	-	250
Municipal sector fund	-	39	-	-	39
Investment grade corporate sector fund	-	260	-	-	260
High-yield sector fund	-	22	-	-	22
Mortgage sector fund	-	360	-	-	360
Asset-backed securities sector fund	-	30	-	-	30
Emerging market sector fund	-	37	-	-	37
International sector fund	-	117	-	-	117
Equity mutual fund – S&P 500 index	359	-	-	-	359
Available-for-sale securities total	384	2,134	3	-	2,521
Derivative assets: 3
Foreign currency swaps	-	2,454	158	-	2,612
Interest rate swaps	-	288	39	-	327
Counterparty netting and collateral2	-	-	-	(2,358)	(2,358)
Derivative assets total	-	2,742	197	(2,358)	581
Embedded derivative assets	-	-	4	-	4
Total assets 4	4,640	4,876	204	(2,358)	7,362
Derivative liabilities: 3
Foreign currency swaps	-	(370)	(89)	-	(459)
Interest rate caps	-	(1)	-	-	(1)
Interest rate swaps	-	(1,180)	(23)	-	(1,203)
Counterparty netting and collateral2	-	-	-	1,130	1,130
Derivative liabilities total	-	(1,551)	(112)	1,130	(533)
Embedded derivative liabilities	-	-	(34)	-	(34)
Total liabilities 4	-	(1,551)	(146)	1,130	(567)
Total net assets	$4,640	$3,325	$58	$(1,228)	$6,795
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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The determination in classifying a financial instrument within Level 3 of the fair value hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement.  There were no transfers between Level 1 and Level 2 securities during the three and nine months ended December 31, 2010 and 2009.  The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended December 31, 2010 and 2009:

Three Months Ended December 31, 2010

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
							Total net
	Available-for-sale						assets
	securities		Derivatives				(liabilities)
	Non-agency
	commercial	Available-			Embedded
	mortgage-	for-sale	Interest	Foreign	derivative
	backed	securities	rate	currency	liabilities,	Total
(Dollars in millions)	securities	total	swaps	swaps	net	Derivatives
Fair value, October 1, 2010	$-	$-	$20	$125	$(49)	$96	$96
Total gains/(losses)
Included in earnings	-	-	(5)	12	(6)	1	1
Included in other
comprehensive income	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	1	1	-	-	-	-	1
Settlements	-	-	(3)	(15)	-	(18)	(18)
Transfers in to Level 31	-	-	-	-	-	-	-
Transfers out of Level 31	-	-	-	(11)	-	(11)	(11)
Fair value, December 31, 2010	$1	$1	$12	$111	$(55)	$68	$69
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date			$(5)	$14	$(6)	$3	$3

1	Transfers in and transfers out are recognized at the end of the reporting period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Three Months Ended December 31, 2009

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
								Total net
								assets
	Available-for-sale securities			Derivatives1				(liabilities)
	Non-agency
	residential		Available-			Embedded
	mortgage-	Asset-	for-sale	Interest	Foreign	derivative
	backed	backed	securities	rate	currency	liabilities,	Total
(Dollars in millions)	securities	securities	total	swaps	swaps	net	Derivatives
Fair value, October 1, 2009	$1	$1	$2	$24	$120	$(29)	$115	$117
Total gains/(losses)
Included in earnings	-	-	-	(20)	(11)	(1)	(32)	(32)
Included in other
comprehensive income	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	-	-	-	-	-	-	-	-
Issuances		-	-	-	-	-	-	-
Sales	(1)	(1)	(2)	-	-	-	-	(2)
Settlements	-	-	-	(15)	(30)	-	(45)	(45)
Transfers in to Level 32	-	-	-	-	-	-	-	-
Transfers out of Level 32	-	-	-	-	-	-	-	-
Fair value, December 31, 2009	$-	$-	$-	$(11)	$79	$(30)	$38	$38
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date				$(11)	$(12)	$(2)	$(25)	$(25)

1	Prior period amounts have been reclassified to conform to the current period presentation.
2	Transfers in and transfers out are recognized at the end of the reporting period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nine Months Ended December 31, 2010

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
								Total net
								assets
	Available-for-sale securities			Derivatives				(liabilities)
	Non-agency
	commercial		Available-			Embedded
	mortgage-	Asset-	for-sale	Interest	Foreign	derivative
	backed	backed	securities	rate	currency	liabilities,	Total
(Dollars in millions)	securities	securities	total	swaps	swaps	net	Derivatives
Fair value, April 1, 2010	$-	$3	$3	$16	$69	$(30)	$55	$58
Total gains/(losses)
Included in earnings	-	-	-	67	315	(25)	357	357
Included in other comprehensive income
	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	1	-	1	-	-	-	-	1
Issuances	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
Settlements	-	-	-	(36)	(59)	-	(95)	(95)
Transfers in to Level 31	-	-	-	-	-	-	-	-
Transfers out of Level 31	-	(3)	(3)	(35)	(214)	-	(249)	(252)
Fair value, December 31, 2010	$1	$-	$1	$12	$111	$(55)	$68	$69
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date				$13	$148	$(27)	$134	$134

1	Transfers in and transfers out are recognized at the end of the reporting period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nine Months Ended December 31, 2009

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
								Total net
	Available-for-sale							assets
	securities			Derivatives1				(liabilities)
	Non-agency
	residential		Available-			Embedded
	mortgage-	Asset-	for-sale	Interest	Foreign	derivative
	backed	backed	securities	rate	currency	liabilities,	Total
(Dollars in millions)	securities	securities	total	swaps	swaps	net	Derivatives
Fair value, April 1, 2009	$-	$-	$-	$88	$(145)	$(1)	$(58)	$(58)
Total gains/(losses)
Included in earnings	-	-	-	(31)	275	(29)	215	215
Included in other
comprehensive income	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Issuances	-	-	-	-	-	-	-	-
Sales	-	(1)	(1)	-	-	-	-	(1)
Settlements	-	-	-	(58)	(51)	-	(109)	(109)
Transfers in to Level 32	1	1	2	-	-	-	-	2
Transfers out of Level 32	(1)	-	(1)	(10)	-	-	(10)	(11)
Fair value, December 31, 2009	$-	$-	$-	$(11)	$79	$(30)	$38	$38
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date				$(16)	$263	$(31)	$216	$216

1	Prior period amounts have been reclassified to conform to the current period presentation.
2	Transfers in and transfers out are recognized at the end of the reporting period.

Significant Changes to Level 3 Assets During the Period

Level 3 assets net, reported at fair value on a recurring basis increased $11 million and decreased $27 million for the first nine months and third quarter of fiscal year ending March 31, 2011 (“fiscal 2011”), respectively.  The increase of $11 million is primarily attributable to an increase in the fair value of derivative assets, specifically foreign currency derivatives, due to the weakening of the U.S. dollar during the first nine months of the fiscal 2011.  The decrease of $27 million is primarily attributable to settlements of derivative assets classified as Level 3.  Certain derivatives previously categorized as Level 3 in prior periods were valued using observable inputs and were transferred into Level 2 during the quarter ended December 31, 2010.

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

The following tables present the financial instruments carried on the Consolidated Balance Sheet by caption and by level within the fair value hierarchy for which a fair value measurement on a nonrecurring basis has been recorded during the reporting period:

Fair value measurements on a nonrecurring basis as of December 31, 2010:

(Dollars in millions)	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$166	$166
Total assets at fair value on a nonrecurring basis	$-	$-	$166	$166

Fair value measurements on a nonrecurring basis as of March 31, 2010:

(Dollars in millions)	Level 1	Level 2	Level 3	Total fair value
Finance receivables, net	$-	$-	$143	$143
Total assets at fair value on a nonrecurring basis	$-	$-	$143	$143

Nonrecurring Fair Value Changes

The following table presents the total change in fair value of financial instruments measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2010	2009	2010	2009
Finance receivables, net	$-	$(32)	$22	$(49)
Total nonrecurring fair value gain (loss)	$-	$(32)	$22	$(49)

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

The following is a description of financial instruments for which the ending balances as of December 31, 2010 and March 31, 2010 are not carried at fair value in their entirety on the Consolidated Balance Sheet.

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

The carrying value and estimated fair value of certain financial instruments at December 31, 2010 and March 31, 2010 were as follows:

	December 31, 2010		March 31, 2010
	Carrying		Carrying
(Dollars in millions)	value	Fair value	value	Fair value
Financial assets
Finance receivables, net1	$57,637	$59,223	$54,775	$56,568

Financial liabilities
Commercial paper	$20,866	$20,866	$19,466	$19,466
Unsecured notes and loans payable2	$46,061	$46,625	$46,713	$47,189
Secured notes and loans payable	$6,787	$6,793	$3,000	$3,006

1	Finance receivables are presented net of allowance for credit losses. Amounts exclude related party transactions and direct finance leases.
2
 Carrying value of unsecured notes and loans payable represents the sum of unsecured notes and loans payable and carrying value adjustment.  Also included in unsecured notes and loans payable is $4.2 billion and $4.1 billion of loans payable to affiliates at
 December 31, 2010 and March 31, 2010, respectively, that are carried at amounts that approximate fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$99	$1	$(2)	$98
Municipal debt securities	15	-	-	15
Certificates of deposit and commercial paper	600	-	-	600
Foreign government debt securities	7	-	-	7
Corporate debt securities	105	5	-	110
Mortgage-backed securities:
U.S. government agency	66	2	(1)	67
Non-agency residential	7	1	-	8
Non-agency commercial	14	-	-	14
Asset-backed securities	64	-	-	64
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	37	1	-	38
U.S. government sector fund	377	-	(46)	331
Municipal sector fund	39	3	-	42
Investment grade corporate sector fund	277	33	-	310
High-yield sector fund	15	8	-	23
Real return sector fund	77	-	(2)	75
Mortgage sector fund	770	-	(2)	768
Asset-backed securities sector fund	34	4	-	38
Emerging market sector fund	56	1	-	57
International sector fund	136	2	(3)	135
Equity mutual fund – S&P 500 Index	258	134	-	392
Total investments in marketable securities	$3,053	$195	$(56)	$3,192

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)
	March 31, 20101
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$49	$-	$-	$49
Municipal debt securities	6	-	-	6
Certificates of deposit and commercial paper	50	-	-	50
Foreign government debt securities	22	-	-	22
Corporate debt securities	89	4	-	93
Mortgage-backed securities:
U.S. government agency	116	4	-	120
Non-agency residential	7	1	-	8
Non-agency commercial	20	3	-	23
Asset-backed securities	635	9	-	644
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	32	-	-	32
U.S. government sector fund	271	-	(21)	250
Municipal sector fund	35	4	-	39
Investment grade corporate sector fund	235	25	-	260
High-yield sector fund	15	7	-	22
Mortgage sector fund	345	15	-	360
Asset-backed securities sector fund	29	1	-	30
Emerging market sector fund	33	4	-	37
International sector fund	111	6	-	117
Equity mutual fund – S&P 500 Index	252	107	-	359
Total investments in marketable securities	$2,352	$190	$(21)	$2,521
1	Prior period amounts have been reclassified to conform to the current period presentation.

Total fair value of certificates of deposit and commercial paper at December 31, and March 31, 2010 was $600 million and $50 million, respectively.  The balance at March 31, 2010 includes commercial paper issued by an affiliated entity with a fair value of $50 million.

Total fair value of mortgage-backed securities at December 31, and March 31, 2010 was $89 million and $151 million, respectively.  Total fair value of the mortgage sector fund at December 31, and March 31, 2010 was $768 million and $360 million, respectively.  The total fair value related to subprime mortgage-backed securities was $39 million and $37 million at December 31, and March 31, 2010, respectively.

Total fair value of asset-backed securities at December 31, and March 31, 2010 was $64 million and $644 million, respectively.  The majority of our asset-backed securities is secured by automobile related receivables.  The fair value of asset-backed securities with collateral consisting primarily of receivables relating to Toyota vehicles was $45 million and $627 million at December 31, and March 31, 2010, respectively.

The fixed income mutual funds are private placement funds.  The total fair value of private placement fixed income mutual funds was $1.8 billion and $1.1 billion at December 31, and March 31, 2010, respectively.  For each fund, cash redemption limits may apply to each 90 day period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

OTTI Recognition and Measurement

As of December 31, 2010, there were no AFS debt or equity securities deemed to be other-than-temporarily impaired, and therefore, all unrealized losses on AFS debt and equity securities were recognized in AOCI.

There were no other-than-temporary impairment losses for the three and nine months ended December 31, 2010.  The following table presents other-than-temporary impairment losses for the three and nine months ended December 31, 2009:

	Three Months Ended			Nine Months Ended
	December 31, 2009			December 31, 2009
	Non-agency			Non-agency
	residential			residential
	mortgage-	Asset-		mortgage-	Asset-
	backed	backed		backed	backed
(Dollars in millions)	securities	securities	Total	securities	securities	Total
Total other-than-temporary impairment losses	$-	$1	$1	$5	$2	$7
Less: Portion of loss recognized in other comprehensive income (pre-tax)1	-	-	-	-	-	-
Net impairment losses recognized in income2	$-	$1	$1	$5	$2	$7

1	Represents the non-credit component impact of the other-than-temporary impairment on AFS debt securities.
2	Represents the other-than-temporary impairment on AFS debt and equity securities included in Investment and other income, net in the Consolidated Statement of Income.
Unrealized Losses on Securities

The following tables present the aging of fair value and gross unrealized losses for AFS securities:

	December 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses	value	losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$75	$(2)	$-	$-	$75	$(2)
U.S. government agency mortgage-backed
securities	23	(1)	-	-	23	(1)
Equity instruments:
U.S. government sector fund	331	(46)	-	-	331	(46)
Real return sector fund	75	(2)	-	-	75	(2)
Mortgage sector fund	768	(2)	-	-	768	(2)
International sector fund	108	(3)	-	-	108	(3)
Total investments in marketable
securities	$1,380	$(56)	$-	$-	$1,380	$(56)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

	March 31, 2010
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses	value	losses
Available-for-sale securities:
Equity instruments:
U.S. government sector fund	$-	$-	$250	$(21)	$250	$(21)
Total investments in marketable
securities	$-	$-	$250	$(21)	$250	$(21)

At December 31, 2010, we did not own any investments that have been in a continuous unrealized loss position for 12 consecutive months or more.   At March 31, 2010, total gross unrealized loss and fair value of investments that had been in a continuous unrealized loss position for 12 consecutive months or more were $21 million and $250 million, respectively.  These predominantly investment grade securities were comprised of private placement fixed income mutual funds.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

Contractual Maturities and Yields

The contractual maturities of investments in marketable securities at December 31, 2010 are summarized in the following table (dollars in millions).  Prepayments may cause actual maturities to differ from scheduled maturities.

	Due in 1 Year or		Due after 1 Year		Due after 5 Years
Fair Value of Available-	Less		through 5 Years		through 10 Years		Due after 10 Years		Total
for-Sale Securities:	Amount	Yield1	Amount	Yield1	Amount	Yield1	Amount	Yield1	Amount	Yield1
Debt instruments:
U.S. government and
agency obligations	$9	0.01%	$14	1.87%	$73	2.74%	$2	5.8%	$98	2.49%
Municipal debt securities	-	-	-	-	-	-	15	5.62	15	5.62
Certificates of deposit and
commercial paper	600	0.08	-	-	-	-	-	-	600	0.08
Foreign government debt
securities	2	1.87	3	2.93	-	-	2	2.39	7	2.75
Corporate debt
securities	2	3.20	57	4.45	44	4.76	7	5.89	110	4.64
Mortgage-backed securities:
U.S. government agency	-	-	-	-	5	5.03	62	4.85	67	4.87
Non-agency residential	-	-	-	-	-	-	8	13.84	8	13.84
Non-agency commercial	-	-	-	-	-	-	14	4.95	14	4.95
Asset-backed securities	-	-	57	2.30	1	1.38	6	0.72	64	2.24
Debt instruments total	613	2.54	131	2.79	123	3.72	116	5.39	983	3.47

Equity instruments:
Fixed income mutual funds									1,817	9.87
Equity mutual funds									392	2.95
Equity instruments total									2,209	9.00

Total fair value	$613	2.54%	$131	2.79%	$123	3.72%	$116	5.39%	$3,192	8.70%
Total amortized cost	$613		$127		$124		$112		$3,053 2

1	Yields are calculated based on average outstanding amortized cost of the securities.
2	Includes amortized cost on equity securities that do not have a maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at December 31, and March 31, 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net

Finance receivables, net consisted of the following:

(Dollars in millions)	December 31, 2010	March 31, 20103
Retail receivables	$38,612	$42,078
Pledged retail receivables1	7,684	3,037
Dealer financing	12,583	11,550
	58,879	56,665
Deferred origination costs	654	666
Unearned income	(848)	(764)
Allowance for credit losses
Retail and pledged retail receivables	(628)	(1,269)
Dealer financing	(148)	(211)
Total allowance for credit losses	(776)	(1,480)
Finance receivables, net2	$57,909	$55,087

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

2 Includes direct finance lease receivables, net of $232 million and $265 million at December 31, and March 31, 2010, respectively.
3 Prior period amounts have been reclassified to conform to the current period presentation.

Credit Quality Indicators

We are exposed to credit risk on our finance receivables. Credit risk is the risk of loss arising from the failure of customers or dealers to meet the terms of their contracts with us or otherwise fail to perform as agreed.

Homogeneous Portfolio Segments

While we use various credit quality metrics to develop our allowance for credit losses on the retail loan and commercial finance portfolio segments, we primarily utilize the aging of the individual accounts to monitor the credit quality of these finance receivables.  Based on our experience, the payment status of borrowers is the strongest indication of the credit quality of the underlying receivables.  Payment status also impacts charge-offs.

Individual borrower accounts for each of the two classes of finance receivables (retail loans and  commercial finance) are segregated into one of four aging categories based on the number of days outstanding.  The aging for each class of finance receivables is updated quarterly.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net (Continued)

Dealer Products Portfolio Segment

For three classes of finance receivables within the dealer products portfolio segment (wholesale, real estate and working capital), all loans outstanding to an individual dealer, affiliated entity or dealership group are aggregated and evaluated collectively by dealer or dealership group.  This reflects the interconnected nature of financing provided to our individual dealer, affiliated entities and dealer group customers.

When assessing the credit quality of the finance receivables within the dealer products portfolio segment, we segregate the finance receivables account balances into four distinct credit quality indicators based on internal risk assessments. The internal risk assessments for all finance receivables within the dealer products portfolio segment are updated on a monthly basis.

The four credit quality indicators are:

•	Performing – Accounts not classified as either Credit Watch, At Risk or Default.
•	Credit Watch – Account designated for elevated attention.
•	At Risk – There is a probability that account default exists based on qualitative and quantitative factors.
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements.

The tables below show the recorded investment for each credit quality indicator by class of finance receivable as of December 31, 2010 and March 31, 2010:

	Retail Loan		Commercial
(Dollars in millions)	December 31, 2010	March 31, 2010	December 31, 2010	March 31, 2010

Aging of finance receivables:
Current	$44,777	$43,518	$433	$544
31 - 60 days past due	816	779	25	31
61-90 days past due	176	164	6	14
Greater than 90 days past due	60	58	3	7
Total	$45,829	$44,519	$467	$596

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	December 31, 2010	March 31, 2010	December 31, 2010	March 31, 2010	December 31, 2010	March 31, 2010

Credit quality indicators:
Performing	$6,311	$5,156	$3,368	$3,140	$1,135	$1,099
Credit Watch	788	1,018	488	536	180	172
At Risk	89	138	189	239	19	14
Default	8	18	2	13	6	7
Total	$7,196	$6,330	$4,047	$3,928	$1,340	$1,292

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our recorded investment (unpaid principal balance plus accrued interest less charge-offs against the allowance for credit losses, if any) in impaired loans by class of finance receivable as of December 31, 2010 and March 31, 2010:

	Recorded Investment		Unpaid Principal Balance		Allowance
(Dollars in millions)	December 31, 2010	March 31, 2010	December 31, 2010	March 31, 2010	December 31, 2010	March 31, 2010

Impaired account balances with an allowance:

Wholesale	$22	$61	$22	$61	$2	$14
Real estate	138	135	138	135	49	63
Working capital	25	16	25	16	18	14
Total	$185	$212	$185	$212	$69	$91

Impaired account balances without an allowance:

Wholesale	$46	$8	$46	$8	$-	$-
Real estate	1	13	1	13	-	-
Working capital	3	1	3	1	-	-
Total	$50	$22	$50	$22	$-	$-

Total impaired account balances:

Wholesale	$68	$69	$68	$69	$2	$14
Real estate	139	148	139	148	49	63
Working capital	28	17	28	17	18	14
Total	$235	$234	$235	$234	$69	$91

As of December 31, 2010 and March 31, 2010, all impaired finance receivables within the dealer products portfolio segment were on nonaccrual status and there were no charge-offs against the allowance for credit losses. Therefore, the recorded investment in impaired loans is equal to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net (Continued)

The following table summarizes the average recorded investment in impaired loans and the related interest income recognized by class of finance receivable for the three and nine months ended December 31, 2010 and 2009:

	Average Recorded Investment				Interest Income Recognized
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009

Impaired account balances with an allowance:

Wholesale	$18	$73	$18	$83	$-	$1	$-	$1
Real estate	138	184	139	183	1	2	4	3
Working capital	20	19	17	21	-	-	1	-
Total	$176	$276	$174	$287	$1	$3	$5	$4

Impaired account balances without an allowance:

Wholesale	$47	$3	$47	$4	$1	$-	$2	$1
Real estate	2	2	2	3	-	-	-	1
Working capital	3	4	3	4	-	-	-	1
Total	$52	$9	$52	$11	$1	$-	$2	$3

Total impaired account balances:

Wholesale	$65	$76	$65	$87	$1	$1	$2	$2
Real estate	140	186	141	186	1	2	4	4
Working capital	23	23	20	25	-	-	1	1
Total	$228	$285	$226	$298	$2	$3	$7	$7

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following:

(Dollars in millions)	December 31, 2010	March 31, 2010
Vehicles	$24,830	$23,460
Equipment and other	811	812
	25,641	24,272
Deferred origination fees	(169)	(123)
Deferred income	(765)	(577)
Accumulated depreciation	(5,665)	(6,196)
Allowance for credit losses	(134)	(225)
Investments in operating leases, net	$18,908	$17,151

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2010	2009	2010	2009
Allowance for credit losses at beginning of period	$1,189	$1,837	$1,705	$1,864
Provision for credit losses	(176)	(5)	(479)	334
Charge-offs, net of recoveries1	(103)	(192)	(316)	(558)
Allowance for credit losses at end of period	$910	$1,640	$910	$1,640

1 Net of recoveries of $32 million and $105 million for the three and nine months ended December 31, 2010, respectively, and $29 million and $95 million for the three and nine months ended December 31, 2009, respectively.

Allowance for Credit Losses and Recorded Investment in Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and recorded investment in finance receivables by portfolio segment for the three and nine months ended December 31, 2010 and 2009:

For the Three and Nine Months Ended December 31, 2010

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning Balance, October 1, 2010	$821	$27	$147	$995
Charge-offs	(115)	(2)	-	(117)
Recoveries	22	3	-	25
Provisions	(119)	(9)	1	(127)
Ending Balance, December 31, 2010	$609	$19	148	$776

Beginning Balance, April 1, 2010	$1,236	$32	$212	$1,480
Charge-offs	(361)	(5)	-	$(366)
Recoveries	76	6	-	82
Provisions	(342)	(14)	(64)	(420)
Ending Balance, December 31, 2010	$609	$19	$148	$776

Ending Balance: Individually Evaluated for Impairment	$-	$-	$69	$69
Ending Balance: Collectively Evaluated for Impairment	$609	$19	$79	$707

Gross Finance Receivables:

Ending Balance, December 31, 2010	$45,829	$467	$12,583	$58,879
Ending Balance: Individually Evaluated for Impairment	$-	$-	$235	$235
Ending Balance: Collectively Evaluated for Impairment	$45,829	$467	$12,348	$58,644

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses (Continued)

For the Three and Nine Months Ended December 31, 2009

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning Balance, October 1, 2009	$1,313	$34	$194	$1,541
Charge-offs	(181)	(10)	1	(190)
Recoveries	22	1	-	23
Provisions	(8)	9	35	36
Ending Balance, December 31, 2009	$1,146	$34	230	$1,410

Beginning Balance, April 1, 2009	$1,371	$4	$190	$1,565
Charge-offs	(526)	(23)	(5)	$(554)
Recoveries	75	-	-	75
Provisions	226	53	45	324
Ending Balance, December 31, 2009	$1,146	$34	$230	$1,410

Ending Balance: Individually Evaluated for Impairment	$-	$-	$113	$113
Ending Balance: Collectively Evaluated for Impairment	$1,146	$34	$117	$1,297

Gross Finance Receivables:1

Ending Balance, December 31, 2009	$44,774	$639	$10,518	$55,931
Ending Balance: Individually Evaluated for Impairment	$-	$-	$290	$290
Ending Balance: Collectively Evaluated for Impairment	$44,774	$639	$10,228	$55,641

1 Prior period amounts have been reclassified to conform to current period presentation.

	Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	December 31, 2010	March 31, 20101
Aggregate balances 60 or more days past due2
Finance receivables3	$253	$252
Operating leases3	72	77
Total	$325	$329

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of December 31, 2010 and March 31, 2010 for finance receivables that are past due:

(Dollars in millions)	31 -60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 days	Total Past Due	Current	Total Finance Receivables	Carrying Amount > 90 Days and Accruing

As of December 31, 2010

Retail Loan	$816	$176	$60	$1,052	$44,777	$45,829	$60
Commercial	25	6	3	34	433	467	3
Wholesale	1	8	-	9	7,187	7,196	-
Real estate	-	-	-	-	4,047	4,047	-
Working capital	7	-	-	7	1,333	1,340	-
Total	$849	$190	$63	$1,102	$57,777	$58,879	$63

(Dollars in millions)	31 -60 Days Past Due	61 - 90 Days Past Due	Greater Than 90 days	Total Past Due	Current	Total Finance Receivables	Carrying Amount > 90 Days and Accruing

As of March 31, 2010

Retail Loan	$779	$164	$58	$1,001	$43,518	$44,519	$58
Commercial	31	14	7	52	544	596	7
Wholesale	-	1	9	10	6,320	6,330	-
Real estate	-	-	-	-	3,928	3,928	-
Working capital	-	-	-	-	1,292	1,292	-
Total	$810	$179	$74	$1,063	$55,602	$56,665	$65

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

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets.  We hedge the risks inherent in these fixed rate and foreign currency denominated liabilities by entering into pay float interest rate swaps, foreign currency swaps and foreign currency forwards, which effectively convert our obligations into U.S. dollar denominated, 3-month LIBOR based payments.  Gains and losses on these derivatives are recorded in interest expense.

Our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  We use pay fixed interest rate swaps and caps, executed on a portfolio basis, to manage the interest rate risk of these assets.  Our resulting asset liability profile is consistent with the overall risk management strategy directed by the Asset-Liability Committee.  Gains and losses on these derivatives are recorded in interest expense.

We may also enter into to-be-announced forward contracts on mortgage-backed securities to manage interest rate risk related to our investment portfolio.  We classify these instruments as interest rate forwards.  Gains and losses on these to-be-announced forwards are recorded in Investment and other income, net in our Consolidated Statement of Income.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at December 31, 2010 was $226 million, excluding embedded derivatives and adjustments made for our own non-performance risk. In the normal course of business, we posted collateral of $41 million to counterparties with which we were in a net liability position at December 31, 2010.  If our ratings were to have declined to “A+”, we would have been required to post $22 million of additional collateral to the counterparties with which we were in a liability position at December 31, 2010.  If our ratings were to have declined to “BBB+” or below, we would have been required to post $226  million of additional collateral to the counterparties with which we were in a liability position at December 31, 2010.  In order to settle all derivative instruments that were in a net liability position at December 31, 2010, excluding embedded derivatives and adjustments made for our own non-performance risk, we would have been required to pay $226 million.

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at December 31, 2010 as reported in the
Consolidated Balance Sheet:
	Hedge accounting		Non-hedge		Total
	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$465	$61	$13,832	$209	$14,297	$270
Foreign currency swaps	5,482	1,571	15,850	2,711	21,332	4,282
Embedded derivatives	-	-	10	1	10	1
Total	$5,947	$1,632	$29,692	$2,921	$35,639	$4,553

Counterparty netting						(1,194)
Collateral held						(2,029)

Carrying value of derivative contracts – Other assets						$1,330

Other liabilities
Interest rate swaps	$-	$-	$53,653	$1,156	$53,653	$1,156
Interest rate caps	-	-	50	-	50	-
Interest rate forwards	-	-	40	1	40	1
Foreign currency swaps	2,630	297	91	7	2,721	304
Embedded derivatives	-	-	292	56	292	56
Total	$2,630	$297	$54,126	$1,220	$56,756	$1,517

Counterparty netting						(1,194)
Collateral posted						(41)

Carrying value of derivative contracts – Other liabilities						$282

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at March 31, 2010 as reported in the
Consolidated Balance Sheet:

	Hedge accounting		Non-hedge		Total
	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$541	$52	$7,999	$275	$8,540	$327
Foreign currency swaps	8,271	1,451	13,609	1,161	21,880	2,612
Embedded derivatives	-	-	58	4	58	4
Total	$8,812	$1,503	$21,666	$1,440	$30,478	$2,943

Counterparty netting						(1,073)
Collateral held						(1,285)

Carrying value of derivative contracts – Other assets						$585

Other liabilities
Interest rate swaps	$-	$-	$57,993	$1,203	$57,993	$1,203
Foreign currency swaps	3,590	364	1,639	95	5,229	459
Interest rate caps	-	-	50	1	50	1
Embedded derivatives	-	-	310	34	310	34
Total	$3,590	$364	$59,992	$1,333	$63,582	$1,697

Counterparty netting						(1,073)
Collateral posted						(57)

Carrying value of derivative contracts – Other liabilities						$567

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the three and nine months ended December 31, 2010 and 2009 as reported in our Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2010	2009	2010	2009
Interest expense on debt1	$486	$553	$1,476	$1,783
Interest expense on pay float hedge accounting derivatives1	(119)	(188)	(370)	(573)
Interest expense on pay float non-hedge accounting derivatives1,3	(155)	(190)	(453)	(509)
Interest expense on debt, net of pay float swaps	212	175	653	701

Interest expense on non-hedge pay fixed swaps1	250	352	814	998

Loss (gain) on hedge accounting derivatives:
Interest rate swaps2	13	10	(9)	25
Foreign currency swaps2	(164)	370	(706)	(1,939)
(Gain) loss on hedge accounting derivatives	(151)	380	(715)	(1,914)
Less hedged item: change in fair value of fixed rate debt	140	(399)	692	1,895
Ineffectiveness related to hedge accounting derivatives2	(11)	(19)	(23)	(19)

Loss (gain) on foreign currency transactions	436	(206)	1,264	1,471
(Gain) loss on currency swaps and forwards 2	(389)	256	(1,419)	(1,400)

Loss (gain) on other non-hedge accounting derivatives:
Pay float swaps2	156	87	65	220
Pay fixed swaps2	(420)	(207)	(36)	(416)
Total interest expense	$234	$438	$1,318	$1,555

1   Amounts represent net interest settlements and changes in accruals.
2   Amounts exclude net interest settlements and changes in accruals.
3 Includes interest expense on both non-hedge accounting foreign currency swaps and forwards, and non-hedge interest rate derivatives.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2010	2009	2010	2009

Ineffectiveness related to hedge accounting derivatives	$(1)	$(3)	$2	$17
Loss on currency swaps and forwards	3	-	8	15
(Gain) loss on non-hedge accounting derivatives:
Pay float swaps	-	(1)	-	-
Pay fixed swaps	-	2	2	30
Total credit valuation adjustment allocated to interest expense	$2	$(2)	$12	$62

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	December 31, 2010	March 31, 2010
Other assets:

Notes receivable from affiliates	$673	$306
Used vehicles held for sale	198	220
Deferred charges	182	195
Income taxes receivable	131	97
Derivative assets	1,330	585
Other assets	446	515
Total other assets	$2,960	$1,918

Other liabilities:

Unearned insurance premiums and contract revenues	$1,529	$1,382
Derivative liabilities	282	567
Accounts payable and accrued expenses	1,092	902
Deferred income	242	244
Other liabilities	214	356
Total other liabilities	$3,359	$3,451

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates4
	December 31,	March 31,	December 31,	March 31,
(Dollars in millions)	2010	2010	2010	2010
Commercial paper1	$20,866	$19,466	0.35%	0.28%
Unsecured notes and loans payable2	44,801	45,617	3.32%	3.58%
Secured notes and loans payable	6,787	3,000	0.78%	0.59%
Carrying value adjustment3	1,260	1,096
Total debt	$73,714	$69,179	2.19%	2.49%

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

Included in our unsecured notes and loans payable are unsecured notes and loans denominated in various foreign currencies.  At December 31, 2010 and March 31, 2010, the carrying values of these notes payable were $27.3 billion and $28.5 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Additionally, the carrying value of our unsecured notes and loans payable at December 31, 2010 included $15.0 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 6.0 percent and $31.1 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 15.3 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2010 included $14.0 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 10.4 percent and $32.7 billion of unsecured fixed rate debt with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.  The carrying value adjustment on debt increased by $164 million at December 31, 2010 compared to March 31, 2010 primarily as a result of a weaker U.S. dollar relative to certain other currencies in which some of our debt is denominated.

As of December 31, 2010, our commercial paper had an average remaining maturity of 67 days, while our notes and loans payable mature on various dates through fiscal 2047.

During the nine months ended December 31, 2010, we sourced approximately $5.7 billion in funding through the transfer of retail finance receivables to asset-backed securitization vehicles.  The notes and loans issued in connection with these transactions are repayable only from collections on the underlying pledged receivables.

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

The assets of the consolidated securitization VIEs consisted of $7,684 million and $3,037 million in gross retail finance receivables at December 31, 2010, and March 31, 2010, respectively.  Net retail finance receivables, after consideration of deferred origination costs, unearned income and allowance for credit losses, were $7,571 million as of December 31, 2010.  In addition, TMCC held $440 million and $173 million in cash which represent collections from the underlying pledged receivables and certain reserve deposits held for the securitization trusts at December 31, 2010 and March 31, 2010, respectively.  We classified this cash as restricted cash on our consolidated balance sheet.  The liabilities of these consolidated VIEs consisted of $6,787 million and $3,000 million in secured debt, net of $633 million of securities retained by TMCC, and $2 million and $0.4 million in other liabilities at December 31, 2010 and March 31, 2010, respectively.  The assets of the VIEs and the restricted cash held by TMCC serve as the sole source of repayment for the asset-backed securities issued by these entities.  Investors in the notes issued by the VIEs do not have recourse to TMCC’s general credit, with the exception of customary representation and warranty repurchase provisions and indemnities.

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

364 Day Credit Agreement

In March 2010, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of December 31, 2010 and March 31, 2010.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of December 31, 2010 and March 31, 2010.

Letter of Credit Facility Agreement

In addition, TMCC has an uncommitted letter of credit facility totaling $5 million, of which $1 million was issued and outstanding at December 31, 2010 and March 31, 2010.

Other Credit Agreements

TMCC has additional bank credit facilities.  Committed bank credit facilities total $1 billion and mature in fiscal year 2013.  An uncommitted bank credit facility in the amount of JPY 100 billion (approximately $1.2 billion as of December 31, 2010), was extended through March 2011.  All of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  None of these credit facilities was drawn upon as of December 31, 2010 and March 31, 2010.

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

	Maximum commitment amount as of
(Dollars in millions)	December 31, 2010	March 31, 2010
Commitments:
Credit facilities with vehicle and industrial equipment	$6,111	$6,363
dealers
Facilities lease commitments1	85	92
Total commitments	6,196	6,455
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total commitments and guarantees	$6,296	$6,555

Wholesale financing demand note facilities2	$9,356	$9,482

1 Includes $53 million and $58 million in facilities lease commitments with affiliates at December 31, and March 31, 2010, respectively.

2  Amounts are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.  At December 31, 2010 and March 31, 2010, amounts outstanding were $6.7 billion and $5.9 billion, respectively.

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are generally collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facility commitments available to vehicle and industrial equipment dealers, $5.3 billion and $5.2 billion was outstanding at December 31, and March 31, 2010, respectively, and was recorded in Finance receivables, net in the Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies (Continued)

We are party to a 15-year lease agreement with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At December 31, 2010, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above, are as follows: fiscal years ending March 31, 2011 - $5 million; 2012 - $19 million; 2013 - $14 million; 2014 - $11 million; 2015 - $10 million and thereafter - $26 million.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2010 and March 31, 2010.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of December 31, 2010, we determined that it is not probable that we will be required to make any material payments in the future.  As of December 31, 2010 and March 31, 2010, no amounts have been recorded under these indemnifications.

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

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that TMCC's post-repossession notice failed to comply with the Rees-Levering Automobile Sales Finance Act of California.  Three additional putative class action complaints or cross-complaints were filed making similar allegations.  The cases were coordinated in the California Superior Court, Stanislaus County and a Second Amended Consolidated Cross-Complaint and Complaint was subsequently filed in March 2009.  The Second Amended Consolidated Cross-Complaint and Complaint seeks injunctive relief, restitution, disgorgement and other equitable relief under California's Unfair Competition Law.  As a result of mediation in January 2010, the parties agreed to settle all of the foregoing matters in an amount within our reserves and not material to our results of operations.  A fourth case was later filed which was included in the settlement.  On January 7, 2011, the court entered an order granting final approval of the settlement.  Plaintiffs have until March 9, 2011 to appeal the order.

Recall-related Class Actions

TMCC and certain affiliates were named as defendants in the consolidated multidistrict litigation, In Re: Toyota Motor Corp. Unintended Acceleration, Marketing, Sales Practices, and Products Liability Litigation (United States District Court, Central District of California) seeking damages and injunctive relief as a result of alleged sudden unintended acceleration in certain Toyota and Lexus vehicles.  A parallel action was filed against TMCC and certain affiliates on March 12, 2010 by the Orange County District Attorney.  On August 2, 2010, the plaintiffs filed a consolidated complaint in the multidistrict litigation that does not name TMCC as a defendant.  On November 17, 2010, the court ordered that all omitted claims and theories are deemed dismissed without prejudice.  In addition, the court has permitted alleged classes of foreign plaintiffs to file complaints naming TMCC and related entities as defendants.  TMCC also remains a defendant in the state court action filed by the Orange County District Attorney.

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

On July 22, 2010, the same plaintiff in the above federal bondholder action refiled the case in California state court on behalf of purchasers of TMCC bonds traded on foreign exchanges (Harel Pia Mutual Fund v. Toyota Motor Corp., et al., Superior Court of California, County of Los Angeles).  The complaint alleged violations of California securities laws, fraud, breach of fiduciary duty and other state law claims.  On September 15, 2010, defendants removed the state court action to the United States District Court for the Central District of California pursuant to the Securities Litigation Uniform Standards Act and the Class Action Fairness Act.  Defendants filed a motion to dismiss on October 15, 2010.  After a hearing on January 10, 2011, the court granted the defendants motion to dismiss with prejudice on January 11, 2011.  The plaintiff filed a notice of appeal on January 27, 2011.

We believe we have meritorious defenses to these claims and intend to defend against them vigorously.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Income Taxes

Our effective tax rate was 38 percent during the first nine months of fiscal 2011 and 39 percent for the same period in fiscal 2010.  Our provision for income taxes for the first nine months of fiscal 2011 was $909 million compared to $555 million for the same period in fiscal 2010.   This increase in provision is consistent with the increase in our income before tax for the first nine months of fiscal 2011 compared to the same period in fiscal 2010.

Tax-Related Contingencies

We are routinely subject to U.S. federal, state and local, and foreign income tax examinations by tax authorities in various jurisdictions. We are in various stages of completion of several income tax examinations, including an examination by the Internal Revenue Service for the taxable years ended March 31, 2007 through March 31, 2010.

We periodically review our uncertain tax positions. Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended December 31, 2010 our assessment did not result in any change in unrecognized tax benefits.

Our deferred tax assets at December 31, 2010 were $2.2 billion compared to $2.3 billion at March 31, 2010, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts through fiscal year 2031. The total deferred tax liability at December 31, 2010, net of these deferred tax assets, was $4.2 billion compared with $3.3 billion at March 31, 2010.  Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Related Party Transactions

The tables below summarize amounts included in our Statement of Income for the three and nine months ended December 31, 2010 and 2009 and in our Consolidated Balance Sheet as of December 31, 2010 and March 31, 2010 under various related party agreements or relationships:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2010	2009	2010	2009
Net financing revenues:
Manufacturers’ subvention support and other revenues	$242	$200	$715	$572
Credit support fees incurred	$(9)	$(9)	$(26)	$(29)
Foreign exchange (loss) gain on notes receivable from affiliates	$-	$(24)	$-	$32
Foreign exchange (loss) gain on loans payable to affiliates	$(35)	$72	$(162)	$(38)
Interest expense on loans payable to affiliates	$(12)	$(14)	$(36)	$(56)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$47	$22	$111	$66

Investments and other income, net:
Interest earned on notes receivable from affiliates	$1	$-	$3	$1

Expenses:
Shared services charges and other expenses	$95	$10	$239	$28
Employee benefits expense	$14	$15	$48	$47

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Related Party Transactions (Continued)

(Dollars in millions)	December 31, 2010	March 31, 2010
Assets:
Investments in marketable securities
Cash and cash equivalents	$10	$-
Investments in marketable securities	$-	$50

Finance receivables, net
Accounts receivable from affiliates	$18	$20
Direct finance receivables from affiliates	$5	$-
Notes receivable under home loan programs	$22	$27
Deferred retail subvention income from affiliates	$(735)	$(663)

Investments in operating leases, net
Leases to affiliates	$15	$29
Deferred lease subvention income from affiliates	$(762)	$(575)

Other assets
Notes receivable from affiliates	$673	$306
Other receivables from affiliates	$60	$97
Subvention support receivable from affiliates	$80	$143

Liabilities:
Debt
Loans payable to affiliates	$4,227	$4,065

Other liabilities
Unearned affiliate insurance premiums and
contract revenues	$373	$223
Accounts payable to affiliates	$140	$284
Notes payable to affiliate	$61	$45

Shareholder’s Equity:
Dividends paid	$266	$50
Stock based compensation	$1	$1
As of December 31, 2010, there were no material changes to our related party agreements or relationships as described in our fiscal 2010 Form 10-K, except as described below.

TMCC-TMFNL Loan Agreement

During the first quarter of fiscal 2011, TMCC and Toyota Motor Finance (Netherlands) B.V. (“TMFNL”) entered into a new uncommitted loan finance agreement which replaced an existing loan finance agreement between TMCC and TMFNL.  The new loan agreement provides for reciprocal lines of credit between TMFNL and TMCC, with individual loans to be evidenced by terms agreements in an aggregate amount not to exceed €1 billion.  There were no amounts outstanding at December 31, 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Related Party Transactions (Continued)

TFSB Expense Reimbursement Agreement

During the second quarter of fiscal 2011, TMCC and Toyota Financial Saving Bank (“TFSB”) entered into an expense reimbursement agreement.  Under the terms of the agreement, TMCC will reimburse certain expenses incurred by TFSB in connection with providing certain financial products and services to TMCC’s customers and dealers in support of TMCC’s customer loyalty strategy and programs.  Expenses incurred by TMCC under this agreement for the three and nine months ended December 31, 2010 were $4 million and $15 million, respectively.

TFSA Expense Reimbursement Agreement

During the second quarter of fiscal 2011, TMCC and Toyota Financial Services Americas Corporation (“TFSA”) entered into an expense reimbursement agreement.  Under the terms of the agreement, TMCC will reimburse certain expenses incurred by TFSA, the parent of TMCC and TFSB, with respect to costs related to TFSB’s credit card rewards program.  Expenses incurred by TMCC under this agreement for the three and nine months ended December 31, 2010 were $2 million and $8 million, respectively.

TMS Expense Reimbursement Agreement

During the second quarter of fiscal 2011, TMCC and TMS entered into an expense reimbursement agreement.  Under the agreement, TMCC will reimburse a portion of certain sales and marketing expenses incurred by TMS during fiscal 2011 for brand and sales support.  Expenses incurred by TMCC under this agreement for the first nine months and third quarter of fiscal 2011 were $184 million and $78 million, respectively.

Affiliate Insurance Premiums and Contract Revenues

Beginning in March 2010, TMIS provided various levels and types of coverage to TMS in support of post-recall sales and customer loyalty efforts.  Insurance premiums and contract revenues earned and unearned as a result of this arrangement are reflected within the Related Party Transaction Table.  Revenues from affiliate agreements issued for the three and nine months ended December 31, 2010 were $65 million and $172 million, respectively.  These programs were provided on a temporary basis and were discontinued in January 2011.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 16 – Segment Information

Financial information for our reportable operating segments for the periods ended or at December 31, 2010 is summarized as follows (dollars in millions):

	Finance	Insurance	Intercompany
Fiscal 2011:	operations	operations	eliminations	Total
Three Months Ended December 31, 2010

Total financing revenues	$2,017	$-	$6	$2,023
Insurance earned premiums and contract revenues	-	147	(6)	141
Investment and other income	10	109	(1)	118
Total gross revenues	2,027	256	(1)	2,282

Less:
Depreciation on operating leases	872	-	-	872
Interest expense	235	-	(1)	234
Provision for credit losses	(176)	-	-	(176)
Operating and administrative expenses	238	40	-	278
Insurance losses and loss adjustment expenses	-	61	-	61
Provision for income taxes	333	54	-	387
Net income	$525	$101	$-	$626

Nine Months Ended December 31, 2010

Total financing revenues	$6,062	$-	$17	$6,079
Insurance earned premiums and contract revenues	-	413	(17)	396
Investment and other income	34	178	(5)	207
Total gross revenues	6,096	591	(5)	6,682

Less:
Depreciation on operating leases	2,507	-	-	2,507
Interest expense	1,323	-	(5)	1,318
Provision for credit losses	(479)	-	-	(479)
Operating and administrative expenses	669	116	-	785
Insurance losses and loss adjustment expenses	-	177	-	177
Provision for income taxes	802	107	-	909
Net income	$1,274	$191	$-	$1,465

Total assets at December 31, 2010	$85,121	$3,051	$(466)	$87,706

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 16 – Segment Information (Continued)

Financial information for our reportable operating segments for the periods ended or at December 31, 2009 is summarized as follows (dollars in millions):

	Finance	Insurance	Intercompany
Fiscal 2010:	operations	operations	eliminations	Total
Three Months Ended December 31, 2009

Total financing revenues	$2,032	$-	$5	$2,037
Insurance earned premiums and contract revenues	-	117	(5)	112
Investment and other income	12	56	(2)	66
Total gross revenues	2,044	173	(2)	2,215

Less:
Depreciation on operating leases	897	-	-	897
Interest expense	440	-	(2)	438
Provision for credit losses	(5)	-	-	(5)
Operating and administrative expenses	161	31	-	192
Insurance losses and loss adjustment expenses	-	51	-	51
Provision for income taxes	216	32	-	248
Net income	$335	$59	$-	$394

Nine Months Ended December 31, 2009

Total financing revenues	$6,137	$-	$13	$6,150
Insurance earned premiums and contract revenues	-	349	(13)	336
Investment and other income	47	129	(5)	171
Total gross revenues	6,184	478	(5)	6,657

Less:
Depreciation on operating leases	2,626	-	-	2,626
Interest expense	1,560	-	(5)	1,555
Provision for credit losses	334	-	-	334
Operating and administrative expenses	449	94	-	543
Insurance losses and loss adjustment expenses	-	164	-	164
Provision for income taxes	476	79	-	555
Net income	$739	$141	$-	$880

Total assets at December 31, 2009	$78,752	$2,723	$(361)	$81,114

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2010 (“fiscal 2010”) and Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

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

Fiscal 2011 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2011 (“fiscal 2011”), the United States economy continued along a path of slow growth.  While industrial production and business investment and spending increased modestly, unemployment rates remained elevated and consumer confidence remained weak.  Consumer spending increased at a moderate pace but remained constrained by high unemployment, modest income growth, lower household wealth and tight credit.  In addition, home values remained under pressure while commodity prices continued to fluctuate.

Conditions in the global capital markets during the first nine months of fiscal 2011 continued to show improvement as compared to fiscal 2010.  Investors’ demand for fixed income products was strong and credit spreads generally improved, leading to favorable borrowing conditions for issuers.  During the first nine months of fiscal 2011, we continued to maintain broad access to a variety of global markets and continued to issue commercial paper and term debt in unsecured and secured markets.

Industry wide vehicle sales during the first nine months of fiscal 2011 in the United States increased as compared to the same period in the prior year.  In addition, sales incentives throughout the auto industry increased over the same period.  Sales of Toyota and Lexus vehicles by Toyota Motor Sales, USA, Inc. (“TMS”) in the first nine months of fiscal 2010 benefited from the Car Allowance Rebate System, or “cash for clunkers” program.  Sales of Toyota and Lexus vehicles by TMS decreased 3 percent in the first nine months of fiscal 2011 as compared to the same period in the prior year due to the absence of these United States government programs.   Our overall net earning assets balance at December 31, 2010 was higher than the balance at December 31, 2009 due to an increase in vehicle financing volume, which was in turn due to increased vehicle sales incentives.

The overall credit quality of our consumer portfolio in the first nine months of fiscal 2011 continued to benefit from our focus on purchasing practices and collection efforts.  As a result, our net charge-offs improved during the first nine months of fiscal 2011 as compared to the same period in fiscal 2010.  We experienced lower loss severity due to strong used vehicle values during the first nine months of fiscal 2011 as compared to the same period in fiscal 2010.  Prices of used vehicles were at an unprecedented high during the first nine months of fiscal 2011 primarily due to a low supply of used vehicles.  In addition, our delinquencies at December 31, 2010 improved when compared to the delinquencies at December 31, 2009 and March 31, 2010.  As a result, we decreased our allowance for credit losses in the first nine months of fiscal 2011.

RESULTS OF OPERATIONS

Fiscal 2011 Summary

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2010	2009	2010	2009
Net income:
Finance operations	$525	$335	$1,274	$739
Insurance operations	101	59	191	141
Total net income	$626	$394	$1,465	$880

Our consolidated net income was $1,465 million and $626 million for the first nine months and third quarter of fiscal 2011, respectively, compared with $880 million and $394 million for the same periods in fiscal 2010.  Our consolidated results for the first nine months of fiscal 2011 were favorable as compared to the same period in fiscal 2010 primarily due to the decreases in our provision for credit losses, and to a lesser extent, depreciation on operating leases and interest expense.  These decreases were partially offset by an increase in operating and administrative expenses.  Our results in the third quarter of fiscal 2011 as compared to the same period in fiscal 2010 were impacted by decreases in interest expense and our provision for credit losses, partially offset by higher operating and administrative expenses.

We recorded a benefit from credit losses of $479 million and $176 million for the first nine months and third quarter of fiscal 2011, respectively, compared to a charge of $334 million and a benefit of $5 million for the same periods in fiscal 2010.  This reduction in our provision was attributable to strong used vehicle prices fueled by a lower supply of used vehicles.  In addition, the overall credit quality of our consumer portfolio in the first nine months and third quarter of fiscal 2011 continued to benefit from our focus on purchasing practices and collection efforts.  We decreased our estimate of expected credit losses in response to improvements in per unit loss severity and net charge-offs in our consumer portfolio during the first nine months of fiscal 2011.  During the first nine months and third quarter of fiscal 2011, we continued to incorporate into our provision for credit losses the impact of losses from ongoing adverse publicity and governmental investigations associated with the TMS recall-related events.  Refer to Item 1A. “Risk Factors—Recent events announced by TMS could affect our business, financial condition and operating results,” of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

Operating and administrative expenses increased by 45 percent during the first nine months and third quarter of fiscal 2011 as compared to the same periods in fiscal 2010.  The increase in operating and administrative expenses was primarily due to the increases in shared affiliate expenses for sales and marketing activities for the first nine months and third quarter of fiscal 2011.  Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

Our overall capital position increased by $1.2 billion, bringing total shareholder’s equity to $6.5 billion at December 31, 2010, as compared to $5.3 billion at March 31, 2010.  Our debt increased to $73.7 billion at December 31, 2010 from $69.2 billion at March 31, 2010.  We experienced an improvement in our debt-to-equity ratio to 11.4 at December 31, 2010 from 13.1 at March 31, 2010 due to an increase in our equity position.

Finance Operations

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Financing revenues:
Operating lease	$1,236	$1,179	5%	$3,652	$3,550	3%
Retail1	689	777	(11)%	2,139	2,348	(9)%
Dealer	92	76	21%	271	239	13%
Total financing revenues	2,017	2,032	(1)%	6,062	6,137	(1)%

Depreciation on operating
leases	872	897	(3)%	2,507	2,626	(5)%
Interest expense	235	440	(47)%	1,323	1,560	(15)%
Net financing revenues	910	695	31%	2,232	1,951	14%

Provision for credit losses	(176)	(5)	3,420%	(479)	334	(243)%

Net income from financing
operations	$525	$335	57%	$1,274	$739	72%
1	Includes direct finance lease revenues.

Our finance operations reported net income of $1,274 million and $525 million for the first nine months and third quarter of fiscal 2011, respectively, compared to $739 million and $335 million for the same periods in fiscal 2010.  Results were favorable primarily due to decreases in our provision for credit losses, depreciation on operating leases and interest expense, partially offset by an increase in operating and administrative expenses.

Our per unit credit loss severity improved during the first nine months and third quarter of fiscal 2011.  The improvement in per unit credit loss severity was attributable to strong used vehicle prices fueled by lower used vehicle supply.  The overall credit quality of our consumer portfolio in the first nine months and third quarter of fiscal 2011 continued to benefit from our focus on purchasing practices and collection efforts.   As a result, net charge-offs improved during the first nine months and third quarter of fiscal 2011 as compared to the same periods in fiscal 2010.  In addition, our delinquencies at December 31, 2010 improved when compared to the delinquencies at December 31, 2009 and March 31, 2010.  We recorded a benefit from credit losses of $479 million and $176 million for the first nine months and third quarter of fiscal 2011, respectively, compared with an expense of $334 million and a benefit of $5 million for the same periods in fiscal 2010.  The amount of the provision was also positively affected by improvements in default frequency and loss severity.

Financing Revenues

Total financing revenues decreased 1 percent during the first nine months and third quarter of fiscal 2011, respectively, as compared to the same periods in fiscal 2010 due to the following factors:

•
Retail contract revenues decreased 9 percent and 11 percent in the first nine months and third quarter of fiscal 2011, as compared to the same periods in fiscal 2010, primarily due to a decrease in our portfolio yields partially offset by higher average outstanding earning asset balances.

•
Operating lease revenues increased 3 percent and 5 percent in the first nine months and third quarter of fiscal 2011, as compared to the same periods in fiscal 2010 due to higher average outstanding earning asset balances partially offset by lower portfolio yields.

•
Dealer financing revenues increased 13 percent and 21 percent in the first nine months and third quarter of fiscal 2011, as compared with the same periods in fiscal 2010 due to higher average outstanding earning asset balances.

Our total finance receivables portfolio yield was 5.6 percent and 5.4 percent during the first nine months and third quarter of fiscal 2011, respectively, compared to 6.3 percent for the same periods in fiscal 2010 due to decreases in both our retail and operating lease portfolio yields.

Depreciation on Operating Leases

Depreciation on operating leases decreased 5 percent and 3 percent during the first nine months and third quarter of fiscal 2011, respectively, as compared to the same periods in fiscal 2010.  Improvements in used vehicle values, due primarily to lower used vehicle supply, resulted in an increase to the estimated end-of-term residual values of the existing portfolio.  During the first nine months and third quarter of fiscal 2011, we continued to consider in our estimate of end-of-term residual values the impact of ongoing adverse publicity and governmental investigations associated with the TMS recall-related events.  These events did not have a material impact on our depreciation on operating leases for the first nine months and third quarter of fiscal 2011.

Interest Expense

Our debt consists of fixed and floating rate obligations denominated in a number of different currencies. We economically hedge our interest rate and currency risks inherent in these liabilities on a consolidated basis.  We enter into pay float interest rate swaps, foreign currency swaps, and foreign currency forwards to effectively convert our obligations on the debt into U.S. dollar denominated 3-month LIBOR based payments.  We use pay fixed interest rate swaps executed on a portfolio basis to manage our interest rate risk arising from the resulting mismatch between our predominantly fixed-rate U.S. dollar denominated receivables and floating rate obligations.  The following table summarizes the consolidated components of interest expense:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2010	2009	2010	2009
Interest expense on debt1	$486	$553	$1,476	$1,783
Interest expense on pay float swaps1,2	(274)	(378)	(823)	(1,082)

Interest expense on pay fixed swaps1	250	352	814	998
Ineffectiveness related to hedge accounting derivatives3,4	(11)	(19)	(23)	(19)
Loss (gain) on foreign currency transactions	436	(206)	1,264	1,471
(Gain) loss on currency swaps and forwards3,4	(389)	256	(1,419)	(1,400)

Loss (gain) on other non-hedge accounting derivatives:
Pay float swaps3,4	156	87	65	220
Pay fixed swaps3,4	(420)	(207)	(36)	(416)
Total interest expense5	$234	$438	$1,318	$1,555

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

5  Excludes $5 million and $1 million of interest on bonds held by our insurance operations for the first nine months and third quarter of fiscal 2011, respectively, compared to
   $5 million and $2 million for the same periods in fiscal 2010.  Refer to Note 16 – Segment Information of the Notes to Consolidated Financial Statements for further information.

We reported consolidated interest expense of $1,318 million and $234 million during the first nine months and third quarter of fiscal 2011, respectively, compared to $1,555 million and $438 million during the same periods in fiscal 2010.  Interest expense was lower during the first nine months of fiscal 2011 compared to the same period in fiscal 2010 primarily due to lower net interest expense on pay fixed swaps, gains on currency swaps, net of losses on foreign currency transactions, and changes in our mix of funding sources which resulted in lower weighted average contractual interest rates on debt.  During the third quarter of fiscal 2011, valuation gains and lower net interest expense on pay fixed swaps reduced interest expense compared to the third quarter of fiscal 2010.

Interest expense on debt primarily represents interest due on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt decreased to $1,476 million and $486 million during the first nine months and third quarter of fiscal 2011, respectively, from $1,783 million and $553 million in the same periods in fiscal 2010.  This decrease was due to changes in our mix of funding sources which resulted in lower weighted average contractual interest rates.  The proportion of our outstanding debt consisting of commercial paper and secured debt, which carry lower weighted-average interest rates than unsecured term debt, was higher during the first nine months of fiscal 2011 compared to fiscal 2010.  Interest expense on pay float swaps represents net interest expense on our interest rate and cross-currency swaps.  During the first nine months of fiscal 2011 and fiscal 2010, 3-month LIBOR rates were generally lower than the rates on the receive leg of these swaps.  Settlements on pay float swaps resulted in interest income of $823 million and $274 million for the first nine months and third quarter of fiscal 2011 compared to $1,082 million and $378 million for the same periods in fiscal 2010.  Lower weighted average rates on the receive leg of pay float swaps were primarily responsible for the decrease in interest income on pay float swaps in the first nine months of fiscal 2011 compared to fiscal 2010.  These favorable results from our pay float swaps partially offset our interest expense on debt.

Interest expense on pay fixed swaps represents net interest on our pay fixed swaps portfolio where we pay a fixed rate and receive a floating rate based on 3-month LIBOR.  During the first nine months of fiscal 2011 and fiscal 2010, 3-month LIBOR was generally lower than the fixed interest rates at which the swap contracts were executed, resulting in net interest expense in both periods.  Pay fixed swaps have a weighted average life of approximately two to three years; this results in a pay fixed swaps portfolio that is constantly changing as new swaps are executed at different rates, and existing swaps mature.  The average pay fixed interest rate on this swap portfolio declined by a greater amount from fiscal 2010 to fiscal 2011 than average 3-month LIBOR rates decreased over the same period.  As a result, net interest expense on pay fixed swaps decreased to $814 million and $250 million for the first nine months and third quarter of fiscal 2011 from $998 million and $352 million for the same periods of fiscal 2010.

Ineffectiveness related to hedge accounting derivatives represents the net difference between the change in the fair value of the hedged debt and the change in the fair value of the associated derivative instrument. These amounts also include a credit valuation adjustment loss of $2 million and a gain of $1 million for the first nine months and third quarter of fiscal 2011, compared to a credit valuation adjustment loss of $17 million and gain of $3 million for the same periods in fiscal 2010.

Gain or loss on foreign currency transactions relates to foreign currency denominated transactions for which hedge accounting has not been elected.  We are required to revalue these foreign currency denominated transactions at each balance sheet date.  We use currency swaps and forwards to economically hedge these foreign currency transactions.  During the first nine months and third quarter of fiscal 2011, the U.S. dollar weakened relative to certain other currencies in which our foreign currency transactions are denominated.  This resulted in the recognition of losses on foreign currency transactions of $1,264 million and $436 million during the first nine months and third quarter of fiscal 2011, respectively.  We recorded gains in the fair value of currency swaps used to economically hedge these foreign currency transactions of $1,419 million and $389 million during the first nine months and third quarter of fiscal 2011, respectively.  During the first nine months of fiscal 2010, the U.S. dollar weakened relative to certain other currencies in which our foreign currency transactions are denominated. This resulted in the recognition of losses of $1,471 million in foreign currency transactions and gains of $1,400 million in the fair value of currency swaps used to economically hedge these foreign currency transactions during the first nine months of fiscal 2010.

Increases in swap rates contributed to gains on pay fixed interest rate swaps of $420 million and losses of $156 million on non-hedge accounting pay float interest rate swaps during the third quarter of fiscal 2011.  The gains on pay fixed swaps and the losses on pay float swaps were relatively smaller during the third quarter of fiscal 2010, as swap rates changed less during the same period of fiscal 2010 than in fiscal 2011.

Provision for Credit Losses

We recorded a benefit from credit losses of $479 million and $176 million for the first nine months and third quarter of fiscal 2011, respectively, compared to an expense of $334 million and a benefit of $5 million for the same periods in fiscal 2010.  The benefit from credit losses for the first nine months of fiscal 2011 resulted from lower levels of default frequency and per unit loss severity in our consumer portfolio.

As used vehicle prices reached unprecedented highs during the first nine months and third quarter of fiscal 2011, driven primarily by a low supply of used vehicles, we experienced lower loss severity when compared to the same periods in fiscal 2010.  In addition, the overall credit quality of our consumer portfolio in the first nine months and third quarter of fiscal 2011 continued to benefit from our focus on purchasing practices and collection efforts.  As a result, our net charge-offs improved during the first nine months and third quarter of fiscal 2011 as compared to the same periods in fiscal 2010.  In addition, our delinquencies at December 31, 2010 improved compared to December 31, 2009 and remained flat as compared to the delinquencies at March 31, 2010.  During the first nine months and third quarter of fiscal 2011, we continued to incorporate into our provision for credit losses the impact of expected losses from ongoing adverse publicity and governmental investigations associated with the TMS recall-related events.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Agreements (units in thousands)
Issued	635	268	137%	1,801	889	103%
In force	6,121	5,214	17%	6,121	5,214	17%
Insurance earned premiums and
contract revenues	$147	$117	26%	$413	$349	18%
Investment and other income	$109	$56	95%	$178	$129	38%
Gross revenues from insurance
operations	$256	$173	48%	$591	$478	24%
Insurance losses and loss
adjustment expenses	$61	$51	20%	$177	$164	8%
Insurance dealer back-end
program expenses	$23	$17	35%	$64	$52	23%
Net income from insurance
operations	$101	$59	71%	$191	$141	35%

Agreements issued increased by 912 thousand and 367 thousand units during the first nine months and third quarter of fiscal 2011, respectively, compared to the same periods in fiscal 2010.  The increase was primarily due to an increase in affiliate agreements issued in support of TMS post-recall sales and customer loyalty efforts.  These programs were provided on a temporary basis and were discontinued in January 2011.

Our insurance operations reported net income of $191 million and $101 million during the first nine months and third quarter of fiscal 2011, respectively, compared to $141 million and $59 million during the same periods in fiscal 2010.  The increase in net income for the first nine months of fiscal 2011 compared to the same period in fiscal 2010 was primarily attributable to increases in both investment and other income and insurance earned premiums and contract revenues.

Insurance earned premiums and contract revenues are affected by sales volume as well as the level, age, and mix of agreements in force.  Agreements in force represent active insurance policies written and contracts issued.  Insurance earned premiums and contract revenues represent revenues from the agreements in force.

Our insurance operations reported insurance earned premiums and contract revenues of $413 million and $147 million during the first nine months and third quarter of fiscal 2011, respectively, compared to $349 million and $117 million during the same periods in fiscal 2010.  The increase in insurance earned premiums and contract revenues was primarily due to the overall growth in the number of agreements issued and in force.

Our insurance operations reported investment and other income of $178 million and $109 million during the first nine months and third quarter of fiscal 2011, respectively, compared to investment and other income of $129 million and $56 million during the same periods in fiscal 2010.  Investment and other income for our insurance operations consists primarily of investment income on marketable securities.  The increase in investment and other income for the first nine months of fiscal 2011 compared to the same period in the prior year was primarily due to higher dividend income and realized gains from sales of securities in fiscal 2011.   The increase in investment and other income for the third quarter of 2011 compared to the same period in the prior year was primarily due to higher dividend income.  Refer to “Investment and Other Income” below for a more detailed discussion on our consolidated investment portfolio.

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

Our insurance operations reported $177 million and $61 million of insurance losses and loss adjustment expenses during the first nine months and third quarter of fiscal 2011, respectively, compared to $164 million and $51 million during the same periods in fiscal 2010.  The increase in insurance losses and loss adjustment expenses primarily relates to the overall growth in the number of agreements in force.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on their sales volume or underwriting performance.  Insurance dealer back-end program expenses increased by 23 percent and 35 percent during the first nine months and third quarter of fiscal 2011, respectively, compared to the same periods in fiscal 2010.  The increase was primarily due to an increase in agreements issued and improved underwriting performance.

Investment and Other Income

The following table summarizes the components of our consolidated investment and other income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2010	2009	2010	2009
Interest and dividend income on marketable securities	$102	$52	$145	$125
Realized gains on marketable securities	10	5	41	-
Other income	6	9	21	46
Total investment and other income, net	$118	$66	$207	$171

The increase in interest and dividend income on marketable securities during the first nine months and third quarter of fiscal 2011 relates primarily to higher annual dividends received on marketable securities held by our insurance operations.  We reported net realized gains on marketable securities of $41 million and $10 million during the first nine months and third quarter of fiscal 2011, respectively, compared to net realized gains of $5 million during the third quarter of fiscal 2010.  This was primarily due to normal trading activity within the fixed income mutual funds portfolio in the first nine months and third quarter of fiscal 2011 compared to the same periods in fiscal 2010.

We reported $21 million and $6 million of other income during the first nine months and third quarter of fiscal 2011, respectively, compared to $46 million and $9 million during the same periods in fiscal 2010.  The decrease in other income during the first nine months of fiscal 2011 compared to the same period in fiscal 2010 was primarily due to interest income from an expected tax refund that was recorded during the first nine months of fiscal 2010 and subsequently collected.  In addition, interest income on cash held in excess of our funding needs was lower in the first nine months of fiscal 2011 compared to the same period in fiscal 2010.

Operating and Administrative Expenses

The following table summarizes our operating and administrative expenses:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2010	2009	Change	2010	2009	Change
Employee expenses	$80	$89	(10)%	$250	$239	5%
Operating expenses	175	86	103%	471	252	87%
Insurance dealer back-end
program expenses	23	17	35%	64	52	23%
Total operating and
administrative expenses	$278	$192	45%	$785	$543	45%

Total operating and administrative expenses increased 45 percent during the first nine months and third quarter of fiscal 2011, compared to the same periods in fiscal 2010 primarily due to increases in operating expenses.

Operating expenses increased during the first nine months and third quarter of fiscal 2011 compared to the same periods in fiscal 2010 primarily due to increases in shared affiliate expenses for sales and marketing activities.  Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.  Employee-related expenses increased in the first nine months of fiscal 2011 compared to the same period in fiscal 2010 due to higher performance based compensation.  Refer to Insurance Operations above for further information on insurance dealer back-end program expenses.

Provision for Income Taxes

Our provision for income taxes for the first nine months and third quarter of fiscal 2011 was $909 million and $387 million, respectively, compared to $555 million and $248 million for the same periods in fiscal 2010.  Our effective tax rate was 38 percent for the first nine months and third quarter of fiscal 2011, respectively, compared to 39 percent for the same periods in fiscal 2010.  The change in our provision for income taxes is consistent with the change in operating income in the first nine months and third quarter of fiscal 2011 compared to the same periods in fiscal 2010.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(units in thousands):	2010	2009	Change	2010	2009	Change
TMS new sales volume1	355	358	(1)%	1,077	1,106	(3)%

Vehicle financing volume2
New retail contracts	129	126	2%	472	460	3%
Used retail contracts	88	63	40%	274	220	25%
Lease contracts	73	71	3%	277	171	62%
Total	290	260	12%	1,023	851	20%

TMS subvened vehicle financing volume
(units included in the above table):
New retail contracts	67	74	(9)%	296	238	24%
Used retail contracts	18	8	125%	54	30	80%
Lease contracts	59	60	(2)%	253	138	83%
Total	144	142	1%	603	406	49%

Market share:3
Retail contracts	36.3%	35.1%		43.6%	41.3%
Lease contracts	20.5%	19.8%		25.7%	15.4%
Total	56.8%	54.9%		69.3%	56.7%

1 Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 85% Toyota and 15% Lexus vehicles for the first nine months of fiscal 2011, and 82% Toyota and 18%
  Lexus vehicles for the third quarter of fiscal 2011.  TMS new sales volume is comprised of approximately 85% Toyota and 15% Lexus vehicles for the first nine months of fiscal 2010 and 82% Toyota and 18% Lexus vehicles for the third quarter of fiscal 2010.
2 Total financing volume is comprised of approximately 81% Toyota, 14% Lexus, and 5% non-Toyota/Lexus vehicles for the first nine months of fiscal 2011 and 79% Toyota,
  16% Lexus, and 5% non-Toyota/Lexus vehicles for the third quarter of fiscal 2011.   Total financing volume is comprised of approximately 80% Toyota, 15% Lexus, and 5%
  non-Toyota/Lexus vehicles for the first nine months of fiscal 2010, and approximately 79% Toyota, 16% Lexus, and 5% non-Toyota/Lexus vehicles for the third quarter of fiscal 2010.

3 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

Our retail and lease contracts are acquired primarily from Toyota and Lexus vehicle dealers, and the volume of contracts is dependent upon TMS sales volume and subvention.  Vehicle sales by TMS decreased 3 percent and 1 percent in the first nine months and third quarter of fiscal 2011, respectively, compared to the same periods in fiscal 2010.  Sales were higher during the first nine months and third quarter of fiscal 2010 due to the Car Allowance Rebate System, or “cash for clunkers” program.  No similar United States government programs were available during fiscal 2011.

Our finance volume and market share increased in the first nine months and third quarter of fiscal 2011 compared to the same periods in fiscal 2010.  These increases were driven primarily by increased availability of TMS subvention.

The composition of our net earning assets is summarized below:
			Percentage
(Dollars in millions)	December 31, 2010	March 31, 2010	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$45,495	$43,776	4%
Dealer financing, net	12,414	11,311	10%
Total finance receivables, net	57,909	55,087	5%
Investments in operating leases, net	18,908	17,151	10%
Net earning assets	$76,817	$72,238	6%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers2	973	963	1%
Vehicle dealers outside of the
Toyota/Lexus dealer network	473	490	(3)%
Industrial equipment dealers	137	146	(6)%
Total number of dealers receiving
wholesale financing	1,583	1,599	(1)%

Dealer inventory financed (units in thousands)	276	257	7%

1 Includes direct finance leases of $232 million and $265 million at December 31, 2010 and March 31, 2010, respectively.
2 Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our overall new and used retail contract volume increased during the first nine months of fiscal 2011 as compared to the same period in fiscal 2010.  Much of the increase was attributable to an increase in overall TMS subvention.  Retail receivables at December 31, 2010 increased slightly as compared to the balance at March 31, 2010, as the volume of new vehicles financed was greater than portfolio liquidations.

Lease Contract Volume and Earning Assets

Our overall vehicle lease contract volume during the first nine months of fiscal 2011 increased as compared to the same period in fiscal 2010.  Vehicle lease contract volume is affected by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.  Much of the increase during the first nine months of fiscal 2011 was attributable to an increase in TMS subvention programs.  Our investment in operating leases, net increased at December 31, 2010 as compared to the balance at March 31, 2010 due to increased contract volume which was partially offset by an increase in scheduled maturities.

Dealer Financing and Earning Assets

Dealer finance receivables increased 10% to $12.4 billion at December 31, 2010 from March 31, 2010, primarily due to increases in the number of dealer inventory units financed over that period. The total number of dealers receiving financing remained relatively stable as compared to March 31, 2010.

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

Depreciation on Operating Leases

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2010	2009	Change	2010	2009	Change
Depreciation on operating
leases (dollars in millions)	$872	$897	(3)%	$2,507	$2,626	(5)%
Average operating lease units
outstanding (in thousands)	805	721	12%	780	720	8%

Depreciation expense on operating leases decreased by 5 percent and 3 percent to $2,507 million and $872 million during the first nine months and third quarter of fiscal 2011, respectively, compared to $2,626 million and $897 million during the same periods of fiscal 2010.  The average number of operating leases outstanding during the first nine months and third quarter of fiscal 2011 increased by 8% and 12%, respectively, as compared to the same prior year periods.  Depreciation expense was positively affected by strong used vehicle values, which are a significant factor in our estimates of the end-of-term market values of our leased vehicle portfolio.    Although used vehicle values increased from the levels at the end of fiscal 2010, it is uncertain whether the current level is sustainable.  During the first nine months of fiscal 2011, our estimate of end-of-term residual values considered the impact of ongoing adverse publicity and governmental investigations associated with the TMS recall-related events.  These events had no material impact on our depreciation on operating leases during that period.

Credit Risk

Credit Loss Experience

The overall credit quality of our consumer portfolio in the first nine months and third quarter of fiscal 2011 continued to benefit from our focus on purchasing practices and collection efforts.  In addition, subvention contributed to our overall portfolio quality, as subvened contracts typically have better credit quality than non-subvened contracts.  These factors, combined with strong used vehicle prices and a continued focus on collection efforts, contributed to decreased levels of delinquency and net charge-offs during the first nine months of fiscal 2011 as compared to the same period in fiscal 2010.

	December 31,	March 31,	December 31,
	2010	2010	2009
Net charge-offs as a percentage of average gross earning assets1, 2
Finance receivables	0.65%	1.15%	1.14%
Operating leases	0.24%	0.63%	0.59%
Total3	0.55%	1.03%	1.01%

Default frequency as a percentage of outstanding contracts	2.50%	2.79%	2.88%
Average loss severity per unit	$7,329	$8,342	$8,417

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets1, 4
Finance receivables5	0.43%	0.45%	0.75%
Operating leases5	0.38%	0.45%	0.64%
Total6	0.42%	0.45%	0.72%

1	Prior period percentages have been reclassified to conform to the current period presentation.
2	Net charge-off ratios have been annualized using nine month results for the periods ended December 31, 2010 and December 31, 2009.
3
Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due. At December 31, 2009, the change would have resulted in net charge-offs as a percentage of average gross earning assets of 1.16 percent, 0.63  percent and 1.03 percent for finance receivables, operating leases and in total, respectively.

4	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
5	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.
6  The change in our charge-off policy mentioned above would have resulted in over 60 day delinquencies as a percentage of gross earning assets at December 31, 2009 of
    0.74 percent, 0.62 percent and 0.71 percent for finance receivables, operating leases and in total, respectively.

The improvement in loss severity per unit during the first nine months and third quarter of fiscal 2011 compared to the same periods in fiscal 2010 is primarily attributable to improvements in used vehicle values which reduced net loss per charged-off unit.  As a result, our level of net charge-offs for the first nine months and third quarter of fiscal 2011 decreased compared with the same periods in the prior year.  Net charge-offs as a percentage of average gross earning assets decreased from 1.01 percent at December 31, 2009 to 0.55 percent at December 31, 2010.

During the first nine months of fiscal 2011, we remained focused on managing high risk loans in our dealer portfolio.  On an ongoing basis, we review our purchasing practices and leverage technology to improve our collections capabilities.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable losses resulting from the non-performance of our customers.  The determination of the allowance involves significant assumptions, complex analysis, and management judgment. The following table provides information related to our allowance for credit losses and credit loss experience for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2010	2009	2010	2009
Allowance for credit losses at beginning of period	$1,189	$1,837	$1,705	$1,864
Provision for credit losses	(176)	(5)	(479)	334
Charge-offs, net of recoveries1	(103)	(192)	(316)	(558)
Allowance for credit losses at end of period	$910	$1,640	$910	$1,640

1 Net of recoveries of $32 million and $105 million for the three and nine months ended December 31, 2010, respectively, and $29 million and $95 million for the three and nine months ended December 31, 2009, respectively.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Default frequency as a percentage of average outstanding contracts decreased during the first nine months of fiscal 2011 compared to the same period in fiscal 2010.  The improvement in default frequency was attributable to our focus on purchasing practices and collection efforts.  In addition, we experienced lower loss severity due to strong used vehicle values during the first nine months of fiscal 2011 as compared to the same period in fiscal 2010.

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

During the first nine months of fiscal 2011, our allowance for credit losses decreased $795 million or 47 percent from $1,705 million at March 31, 2010 to $910 million at December 31, 2010.  The decline in our allowance for credit losses was driven by improvements in our per unit loss severity and delinquencies.  The improvement in per unit loss severity was attributable to strong used vehicle prices fueled by a low supply of used vehicles while the improvement in delinquencies was due to the strengthening of the overall credit quality of our consumer portfolio.  In the first nine months of fiscal 2011, we also continued to benefit from our focus on purchasing practices and collection efforts.   As a result, our net charge-offs improved during the first nine months of fiscal 2011 as compared to the same period in fiscal 2010.  During the first nine months and third quarter of fiscal 2011, we continued to incorporate into our allowance for credit losses the impact of expected losses from ongoing adverse publicity and governmental investigations associated with the TMS recall-related events.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	December 31, 2010	March 31, 2010
Commercial paper1	$20,866	$19,466
Unsecured notes and loans payable2	44,801	45,617
Secured notes and loans payable	6,787	3,000
Carrying value adjustment3	1,260	1,096
Total Debt	$73,714	$69,179

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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $3.0 billion to $5.6 billion with an average balance of $4.4 billion for the quarter ended December 31, 2010.

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

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $15.9 billion to $21.1 billion during the quarter ended December 31, 2010, with an average outstanding balance of $17.8 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  As a commercial paper issuer with short-term debt ratings of A-1+ by Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (“S&P”), and P-1 by Moody’s Investors Service, Inc. (“Moody’s”), we believe there is ample capacity to meet our short-term funding requirements and manage our liquidity.

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

The following table summarizes the components of our unsecured notes and loans payable at par value:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable5
Balance at March 31, 20101	$8,140	$26,214	$3,633	$7,169	$45,156
Issuances during the nine months
ended December 31, 2010	4,041 2	2,445 3	-	1,950 4	8,436
Maturities and terminations
during the nine months
ended December 31, 2010	(4,090)	(5,886)	(400)	(150)	(10,526)
Balance at December 31, 20101	$8,091	$22,773	$3,233	$8,969	$43,066

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

2	MTNs and domestic bonds had terms to maturity ranging from approximately 1 year to 10 years, and had interest rates at the time of issuance ranging from 0 percent to 4.5 percent.
3	EMTNs had terms to maturity ranging from approximately 3 years to 5 years, and had interest rates at the time of issuance ranging from 0.8 percent to 5.8 percent.
4	Primarily consists of long-term borrowings, all with terms to maturity from approximately 1 year to 5 years, and interest rates as of December 31, 2010 ranging from 0.2 percent to 1.0 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2010, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion, or the equivalent in other currencies, of which €28.2 billion was available for issuance at December 31, 2010.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

In addition, we may issue other debt securities or enter into other unsecured financing arrangements through the domestic and international capital markets.

Secured Notes and Loans Payable

Asset-backed securitization (“ABS”) of our earning asset portfolio provides us with an alternative source of funding and investor diversification.  During the first nine months of fiscal 2011, we executed securitization transactions of retail contracts that provided us with approximately $5.7 billion in funding which will be repaid as the underlying finance receivables pools amortize.  We will continue to evaluate the market for asset-backed securities in considering our funding strategies in the future, including the balance of secured and unsecured funding.

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

We service the securitized receivables in accordance with our customary servicing practices and procedures. Our servicing duties include collecting payments on receivables and submitting them to the trustee for distribution to investors and other interest holders.  We prepare monthly investor reports on the performance of the receivables, including collections, investor distributions, delinquencies, and credit losses.  We also perform administrative services for the trusts.  In servicing the securitized receivables, we apply the same servicing policies and procedures that are applied to loans held in our non-securitized portfolio.

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

364 Day Credit Agreement

In March 2010, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes and was not drawn upon as of December 31, 2010 and March 31, 2010.

Five Year Credit Agreement

In March 2007, TMCC, TCPR, and other Toyota affiliates entered into an $8.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes and was not drawn upon as of December 31, 2010 and March 31, 2010.

Letter of Credit Facility Agreement

In addition, TMCC has an uncommitted letter of credit facility totaling $5 million, of which $1 million was issued and outstanding at December 31, 2010 and March 31, 2010.

Other Credit Agreements

TMCC has additional bank credit facilities.  Committed bank credit facilities total $1 billion and mature in fiscal year 2013.  An uncommitted bank credit facility in the amount of JPY 100 billion (approximately $1.2 billion as of December 31, 2010), was extended through March 2011.  All of these agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  None of these credit facilities was drawn upon as of December 31, 2010 and March 31, 2010.

We are in compliance with the covenants and conditions of the credit agreements described above.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  See “Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2010 Form 10-K.

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

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets.  We hedge the risks inherent in these fixed rate and foreign currency denominated liabilities by entering into pay float interest rate swaps, foreign currency swaps, and foreign currency forwards, which effectively convert our obligations into U.S. dollar-denominated, 3-month LIBOR-based payments.  Gains and losses on these derivatives are recorded in interest expense.

Our assets consist primarily of U.S. dollar-denominated, fixed-rate receivables.  Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  We use pay fixed interest rate swaps and caps, executed on a portfolio basis, to manage the interest rate risk of these assets.  Our resulting asset-liability profile is consistent with the overall risk management strategy directed by the Asset-Liability Committee.  Gains and losses on these derivatives are recorded in interest expense.

We may also enter into to-be-announced forward contracts on mortgage-backed securities to manage interest rate risk related to our investment portfolio.  We classify these instruments as interest rate forwards.  Gains and losses on these to-be-announced forwards are recorded in Investment and other income, net in our Consolidated Statement of Income.

We enter into derivatives for risk management purposes only, and our use of derivatives is limited to the management of interest rate and foreign currency risks.

Accounting for Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to settle our net positive and negative positions and offset cash collateral held with the same counterparty. Changes in the fair value of derivatives are recorded in interest expense in the Consolidated Statement of Income, with the exception of to-be-announced forward contracts.  Changes in the fair value of these instruments, which are used to manage interest rate risk related to our investment portfolio, are recorded in investment and other income.

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

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	December 31, 2010	March 31, 2010
Derivative assets	$3,377	$1,876
Less: Collateral held, net 1	(2,029)	(1,285)
Derivative assets, net of collateral	1,348	591
Less: Counterparty credit valuation adjustment	(19)	(10)
Derivative assets, net of collateral and credit adjustment	$1,329	$581
Embedded derivative assets	$1	$4

Derivative liabilities	$268	$594
Less: Collateral posted, net 1	(41)	(57)
Derivative liabilities, net of collateral	227	537
Less: Our own non-performance credit valuation adjustment	(1)	(4)
Derivative liabilities, net of collateral
and non-performance credit valuation adjustment	$226	$533
Embedded derivative liabilities	$56	$34

1  Represents cash received or deposited under reciprocal collateral arrangements that we have entered into with certain derivative counterparties. Refer to the “Counterparty Credit Risk” section for more details.

The increase in derivative assets and decrease in derivative liabilities as of December 31, 2010 compared to March 31, 2010, are primarily the result of the weakening of the U.S. dollar relative to certain other currencies in which our foreign currency swaps are denominated.  Refer to the “Interest Expense” section above for further discussion.

Counterparty Credit Risk

We manage counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivatives counterparties to which we had credit exposure at December 31, 2010 were assigned investment grade ratings by a credit rating organization.  In addition, we require counterparties that are or become rated BBB+ or lower to fully collateralize their net derivative exposures with us.  Our counterparty credit risk could be adversely affected by deterioration of the United States economy and financial distress in the banking industry.

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

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	December 31, 2010	March 31, 2010
Credit Rating
AA	$648	$258
A	636	333
BBB	64	-
Total net counterparty credit exposure1	$1,348	$591

1 Amounts exclude counterparty credit valuation adjustments of $19 million and $10 million in at December 31, 2010 and March 31, 2010, respectively.

At December 31, 2010, we recorded a credit valuation adjustment of $19 million related to non-performance risk of our counterparties and a credit valuation adjustment of $1 million on our own non-performance risk.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

NEW ACCOUNTING STANDARDS

Refer to Note 1 – Interim Financial Data of the Notes to Consolidated Financial Statements.

OFF-BALANCE-SHEET ARRANGEMENTS

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that TMCC's post-repossession notice failed to comply with the Rees-Levering Automobile Sales Finance Act of California.  Three additional putative class action complaints or cross-complaints were filed making similar allegations.  The cases were coordinated in the California Superior Court, Stanislaus County and a Second Amended Consolidated Cross-Complaint and Complaint was subsequently filed in March 2009.  The Second Amended Consolidated Cross-Complaint and Complaint seeks injunctive relief, restitution, disgorgement and other equitable relief under California's Unfair Competition Law.  As a result of mediation in January 2010, the parties agreed to settle all of the foregoing matters in an amount within our reserves and not material to our results of operations.  A fourth case was later filed which was included in the settlement.  On January 7, 2011, the court entered an order granting final approval of the settlement.  Plaintiffs have until March 9, 2011 to appeal the order.

Recall-related Class Actions

TMCC and certain affiliates were named as defendants in the consolidated multidistrict litigation, In Re: Toyota Motor Corp. Unintended Acceleration, Marketing, Sales Practices, and Products Liability Litigation (United States District Court, Central District of California) seeking damages and injunctive relief as a result of alleged sudden unintended acceleration in certain Toyota and Lexus vehicles.  A parallel action was filed against TMCC and certain affiliates on March 12, 2010 by the Orange County District Attorney.  On August 2, 2010, the plaintiffs filed a consolidated complaint in the multidistrict litigation that does not name TMCC as a defendant.  On November 17, 2010, the court ordered that all omitted claims and theories are deemed dismissed without prejudice.  In addition, the court has permitted alleged classes of foreign plaintiffs to file complaints naming TMCC and related entities as defendants.  TMCC also remains a defendant in the state court action filed by the Orange County District Attorney.

TMCC and certain affiliates had also been named as defendants in a putative bondholder class action, Harel Pia Mutual Fund v. Toyota Motor Corp., et al., filed in the Central District of California on April 8, 2010, alleging violations of federal securities laws.  The plaintiff filed a voluntary dismissal of the lawsuit on July 20, 2010.

On July 22, 2010, the same plaintiff in the above federal bondholder action refiled the case in California state court on behalf of purchasers of TMCC bonds traded on foreign exchanges (Harel Pia Mutual Fund v. Toyota Motor Corp., et al., Superior Court of California, County of Los Angeles).  The complaint alleges violations of California securities laws, fraud, breach of fiduciary duty and other state law claims.  On September 15, 2010, the defendants removed the state court action to the United States District Court for the Central District of California pursuant to the Securities Litigation Uniform Standards Act and the Class Action Fairness Act.  Defendants filed a motion to dismiss on October 15, 2010.  After a hearing on January 10, 2011, the court granted the defendants motion to dismiss with prejudice on January 11, 2011.  The plaintiff filed a notice of appeal on January 27, 2011.

We believe we have meritorious defenses to all of the above claims and intend to defend against them vigorously.

ITEM 1A.   RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.   (Removed and Reserved)

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See Exhibit Index on page 90.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 10, 2011	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2011	By /S/ CHRIS BALLINGER

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