Form 10-K
period 2011-03-31
TOYOTA MOTOR CREDIT CORP
filed 2011-06-02
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Yes __    No  ☒

As of April 30, 2011, the number of outstanding shares of capital stock, par value $0 per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Documents incorporated by reference:      None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-K
For the fiscal year ended March 31, 2011

INDEX

INDEX
PART I	…………………………………………………………………………………………………4
Item 1.	Business……………………………………………………………….…………………................….……...	4
Item 1A.	Risk Factors…………………………………………………………………….………….…….………....…	16
Item 1B.	Unresolved Staff Comments………………………………………………………………………...…………	22
Item 2.	Properties………………………………………………………………………………………….........………	22
Item 3.	Legal Proceedings………………………………………………………………………………...……………	22
Item 4.	(Removed and Reserved……………………………………………………………………….………………	24

PART II	…………………………………………………………………………………………………24
Item 5.	Market for registrant's Common Equity, related Stockholder Matters and Issuer Purchases of Equity Securities………………………………………………………………………………………….........………	24
Item 6.	Selected Financial Data……………………….…………………………………………………………..……	25
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations..………….....……	27
Item 7A.	Quantitative and Qualitative Discloures About Market Risk………………………………………………..…	69
Item 8.	Financial Statements and Supplementary Data……………………….………………………………………..	75
	Report of Independant registered Accounting Firm………………….………………………………….…..…	75
	Consolidated Statement of Income……………………………………….………………………………….…	76
	Consolidated Balance Sheet……………………………………………….………………..……………….…	77
	Consolidated Statement of Shareholder's Equity………………………….……………………………...……	78
	Consolidated Statement of Cash Flows…………………………………….……………………………..……	79
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures……...…………	153
Item 9A.	Controls and Procedures………………………………………………………………………………..………	153
Item 9B.	Other Information………………………………………………………………………………………………	153

PART III	…………………………………………………………………………………………………154
Item 10.	Directors, Executive Officers and Corporate Governance…………………………………………………..…	154
Item 11.	Executive Compensation……………………………………………………………………………………….	157
Item 12.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.……….…	157
Item 13.	Certain Relationships and Related Transactions and Director Independence……………………………….…	157
Item 14.	Principle Accounting Fees and Services……………………………………………………………………….	158

PART IV	…………………………………………………………………………………………………159
Item 15	Exhibits, Financial Statements and Schedules……………..………………………………………..…………	159
Signatures	………………………………………………………………………………………………….………………	160
Exhibit Index	………………………………………………………………………………………………………………….	162

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

▪
Dealer Finance - We provide wholesale financing (also referred to as floorplan financing), term loans, revolving lines of credit and real estate financing to vehicle and industrial equipment dealers in the U.S. and Puerto Rico.

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

We primarily acquire retail contracts, lease contracts, and insurance contracts from vehicle dealers through 30 dealer sales and services offices (“DSSOs”) and service the contracts through three regional customer service centers (“CSCs”) located throughout the U.S.  Acquisition and servicing for industrial equipment dealers is handled by a corporate department located at our headquarters in Torrance, California.  The DSSOs primarily support vehicle dealer financing needs by providing services such as acquiring retail and lease contracts from vehicle dealers, financing inventories, and financing other dealer activities and requirements such as business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  The DSSOs also provide support for our insurance products sold in the U.S.  The CSCs support customer account servicing functions such as collections, lease terminations, and administration of both retail contract customers and lease contract customer accounts.  The Central region CSC also supports insurance operations by providing agreement and claims administrative services.

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

Toyota Motor Credit Corporation
19001 South Western Avenue
Torrance, CA 90501
Attention: Corporate Communications

Seasonality

Revenues generated by our receivables are generally not subject to seasonal variations.  Financing volume is subject to a certain degree of seasonality.  This seasonality does not have a significant impact on revenues as collections, generally in the form of fixed payments, occur over the course of several years.  We are subject to seasonal variations in credit losses, which are typically higher in the first and fourth calendar quarters of the year.

Geographic Distribution of Operations

As of March 31, 2011, approximately 20 percent of vehicle retail contracts and lease assets were concentrated in California, 10 percent in Texas, 8 percent in New York and 6 percent in New Jersey.  As of March 31, 2011, approximately 23 percent of insurance policies and contracts were concentrated in California, 7 percent in New York and 6 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

FINANCE OPERATIONS

We acquire retail and lease contracts from, and provide financing and certain other financial products and services to, authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchised dealers and their customers in the U.S. and Puerto Rico. We also offer financing for various industrial and commercial products such as forklifts and light and medium-duty trucks.  Gross revenues related to transactions with industrial equipment dealers contributed 3 percent to total gross revenues in the fiscal years ended March 31, 2011 (“fiscal 2011”), 2010 (“fiscal 2010”) and 2009 (“fiscal 2009”).

The table below summarizes our financing revenues, net of depreciation by primary product.

	Years ended March 31,
	2011	2010	2009
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	33%	26%	16%
Retail1	59%	67%	72%
Dealer	8%	7%	12%
Financing revenues, net of depreciation	100%	100%	100%

1	Includes direct finance lease revenues.

Retail and Lease Financing

Pricing

We utilize a tiered pricing program for retail and lease contracts.  The program matches contract interest rates with customer risk as defined by credit bureau scores and other factors for a range of price and risk combinations.  Each application is assigned a credit tier.  Rates vary based on credit tier, term, and collateral, including whether a new or used vehicle is financed.  In addition, special rates may apply as a result of promotional activities.  We review and adjust interest rates based on competitive and economic factors and distribute the rates, by tier, to our dealers.

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

We are transitioning to a new loan origination system (“LOS”) for contract acquisition in the fiscal year ending March 31, 2012 ("fiscal 2012").  The expected benefits of the new LOS include enhanced decisioning and discounting functionality.  In addition, customers will be able to submit applications online through TMCC’s website.  LOS will send specific credit scoring attributes of an application to an external decision engine.  This feature of LOS will permit greater flexibility in making adjustments to our credit scoring system because the external decision engine can reflect changes to our credit scorecards and decisioning strategies more easily than our existing loan origination system.

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

Subvention

In partnership with our affiliates Toyota Motor Sales, U.S.A., Inc. (“TMS”), Toyota Material Handling, U.S.A., Inc. (“TMHU”), and Hino Motor Sales, U.S.A., Inc. (“HINO”), we may offer special promotional rates, which we refer to as subvention programs.  These promotional rates are typically lower than our standard rates.  These affiliates pay us the majority of the difference between the standard rate and the promotional rate.  Amounts received in connection with these programs allow us to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on our affiliates’ marketing strategies, economic conditions, and volume of vehicle sales.  Subvention payments vary based on the mix of Toyota and Lexus vehicles and industrial equipment, and the timing of programs.  We defer the payments and recognize them over the life of the contract as a yield adjustment for retail contracts and as rental income for lease contracts.  A large portion of our retail and lease contracts is subvened.

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

We use a behavioral-based collection strategy to minimize risk of loss and employ various collection methods.  When contracts are acquired, we perfect our security interests in the financed retail vehicles and industrial equipment through state department of motor vehicles (or equivalent) certificate of title filings or through Uniform Commercial Code (“UCC”) filings as appropriate.  We have the right to repossess the assets if customers fail to meet contractual obligations and the right to enforce collection actions against the obligors under the contracts.

We use an on-line collection and auto dialer system that prioritizes collections efforts, generates past due notices, and signals our collections personnel to make telephone contact with delinquent customers.  Collection efforts are based on behavioral scoring models (which analyze borrowers’ past payment performance, vehicle valuation and credit scores to predict future payment behavior).  We generally determine whether to commence repossession efforts after an account is 60 days past due. Repossessed vehicles are held in inventory to comply with statutory requirements and then sold at private auctions, unless public auctions are required by applicable law.  Any unpaid amounts remaining after sale or after full charge off are pursued by us to the extent practical and legally permissible.  Collections of deficiencies are administered at a centralized facility.  We charge off a retail or lease contract in our servicing systems as soon as disposition of the vehicle has been completed and sales proceeds have been received, but we may in some circumstances charge-off a retail or lease contract prior to repossession.  However, when repossession and disposition of the collateral have not been completed, our policy is to charge off as soon as we determine that the vehicle cannot be recovered, but not later than when the contract is 120 days contractually delinquent.  Prior to the fourth quarter of fiscal 2010, an account was considered contractually delinquent when it was 150 days past due.  Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 to 120 days past due.  This change resulted in an increase in charge-offs of $38 million for the quarter ended March 31, 2010.

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

We may experience a higher risk of loss if customers fail to maintain required insurance coverage.  The terms of our retail contracts require customers to maintain physical damage insurance covering loss or damage to the financed vehicle or industrial equipment in an amount not less than the full value of the vehicle or equipment.  We currently do not monitor ongoing insurance compliance as part of our customary servicing procedures for retail accounts.  The terms of each receivable allow but do not require us to obtain any such coverage on behalf of the customer.  In accordance with our normal servicing procedures, we do not obtain insurance coverage on behalf of the customer.  Our vehicle lease contracts require lessees to maintain minimum liability insurance and physical damage insurance covering loss or damage to the leased vehicle in an amount not less than the full value of the vehicle.

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

Remarketing

We are responsible for disposing of the leased asset if the lessee, vehicle dealer, or industrial equipment dealer does not purchase the asset at lease maturity.  At the end of the lease term, the lessee may purchase the leased asset at the contractual residual value or return the leased asset to the vehicle or industrial equipment dealer.  If the leased asset is returned to the vehicle or industrial equipment dealer, the vehicle or industrial equipment dealer may purchase the leased asset or return it to us.

In order to minimize losses at lease maturity, we have developed remarketing strategies to maximize proceeds and minimize disposition costs on used vehicles and industrial equipment sold at lease termination.  We use various channels to sell vehicles returned at lease end and repossessed vehicles, including a dealer direct program (“Dealer Direct”) and physical auctions.

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

TMCC and TMS are parties to an agreement pursuant to which TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC is also party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  TMHU is the primary distributor of Toyota forklifts in the U.S., and HINO is the exclusive U.S. distributor of commercial trucks manufactured by Hino Motors Ltd. of Japan.

Other Dealer Financing

We provide term loans, revolving lines of credit, and real estate financing to vehicle and industrial equipment dealers for facilities refurbishment, working capital requirements and real estate purchases.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and usually are guaranteed by the personal or corporate guarantees of the dealer principals or dealerships.  We also provide financing to various multi-franchise dealer organizations, referred to as dealer groups, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities according to the risks assumed in entering into the credit facility and competitive factors.

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

Changes in the volume of vehicle sales, vehicle dealers’ utilization of programs offered by TMIS, or the level of coverage purchased by affiliates could materially impact the level of TMIS operations.  Gross revenues from insurance operations on a consolidated basis comprised 8 percent, 7 percent, and 4 percent of total gross revenues for fiscal 2011, 2010, and 2009, respectively.

Products and Services

TMIS offers various products and services, such as vehicle service agreements, guaranteed auto protection agreements and maintenance contracts on Toyota, Lexus and other domestic and import vehicles.  TMIS also obtains a portion of the vehicle service contract business by providing TMS contractual indemnity coverage on certified Toyota and Lexus pre-owned vehicles.  Vehicle service agreements offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  Guaranteed auto protection insurance, or debt cancellation agreements, provides coverage for a lease or retail contract deficiency balance in the event of a total loss of the covered vehicle.

TMIS, through its wholly-owned subsidiary, provides insurance to TMCC covering Toyota, Lexus, and other domestic and import vehicle dealers’ inventory financed by TMCC.  TMIS obtains reinsurance on the inventory insurance policy covering the excess of certain dollar maximums per occurrence and in the aggregate.  Through reinsurance, TMIS limits its exposure to losses by obtaining the right to reimbursement from the assuming company for the reinsured portion of losses.

TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.

RELATIONSHIPS WITH AFFILIATES

Our business is substantially dependent upon the sale of Toyota and Lexus vehicles and our ability to offer competitive financing and insurance products in the U.S.  TMS is the primary distributor of Toyota and Lexus vehicles in the U.S.  Automobiles and light-duty trucks sold by TMS totaled 1.8 million units for fiscal 2011 and fiscal 2010 compared to 2.0 million units during fiscal 2009.  Toyota and Lexus vehicles accounted for approximately 15 percent of all retail automobile and light-duty truck unit sales volume in the U.S. during fiscal 2011, compared to 17 percent during fiscal 2010 and 2009.

Certain lease and retail installment sales programs on vehicles and industrial equipment are subvened by our affiliates.  TMS sponsors subvention programs on certain new and used Toyota and Lexus vehicles that result in reduced scheduled payments to qualified retail installment sales and lease customers.  Reduced scheduled payments on certain Toyota industrial equipment to qualified lease and retail installment sales customers are subvened by various affiliates.   The level of subvention program activity varies based on our affiliates’ marketing strategies, economic conditions, and volume of vehicle sales, while subvention payments vary based on the mix of Toyota and Lexus vehicles and timing of programs.

TMCC and TMS are parties to a Shared Services Agreement which covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided between the companies.  In addition, TMCC and TMS are parties to an agreement that provides that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC is also a party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  During fiscal 2011, TMCC and TMS entered into an expense reimbursement agreement, which provides that TMCC will reimburse a portion of certain sales and marketing expenses incurred by TMS during fiscal 2011 for brand and sales support.

TMCC and Toyota Financial Savings Bank (“TFSB”), a Nevada industrial loan company owned by TFSA, are parties to a master shared services agreement under which TMCC and TFSB provide certain services to each other.  TMCC and TFSB are also parties to an expense reimbursement agreement, which provides that TMCC will reimburse certain expenses incurred by TFSB in connection with providing certain financial products and services to TMCC’s customers and dealers in support of TMCC’s customer loyalty strategy and programs.

TMCC and TFSA are parties to an expense reimbursement agreement.  Under the terms of the agreement, TMCC will reimburse certain expenses incurred by TFSA, the parent of TMCC and TFSB, with respect to costs related to TFSB’s credit card rewards program.

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

Additionally, TFSC and TMCC are parties to conduit finance agreements pursuant to which TFSC acquires funds from lending institutions solely for the benefit of TMCC, and in turn, provides these funds to TMCC. At March 31, 2011, $4.2 billion was outstanding under these agreements.

TMIS provides administrative services and various levels and types of coverage to TMS, including contractual indemnity coverage for TMS’ certified pre-owned vehicle program.  TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  During fiscal year 2011, TMIS also provided prepaid maintenance and vehicle service coverage to TMS in support of certain post-recall sales and customer loyalty efforts.

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

Competition for the principal products and services provided through our insurance operations is primarily from national and regional independent service contract providers.  We compete primarily through service quality, our relationship with TMS and product benefits.  Our affiliation with TMS provides an advantage in selling our products and services.

REGULATORY ENVIRONMENT

Our finance and insurance operations are regulated under both federal and state law.  We are governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth in Leasing Act, the Fair Credit Reporting Act, and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act.  The Equal Credit Opportunity Act is designed to prevent credit discrimination on the basis of certain protected classes, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction.  The Truth in Lending Act and the Truth in Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.  The Fair Credit Reporting Act imposes restrictions and requirements regarding our use and sharing of credit reports, the reporting of data to credit reporting agencies, credit decision notices, the accuracy and integrity of information reported to the credit reporting agencies and identity theft prevention requirements. Federal privacy and data security laws place restrictions on our use and sharing of consumer data, impose privacy notice requirements, give consumers the right to opt out of certain uses and sharing of their data and impose safeguarding rules regarding the maintenance, storage, transmission and destruction of consumer data. Federal law also requires us to follow processes to help ensure that our customers, vendors and employees do not appear on lists produced by the Office of Foreign Assets Control. These lists name individuals, businesses and governments suspected of engaging in terrorist and other illegal activities.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law.  The scope of the Dodd-Frank Act has broad implications for the financial services industry and requires the development, adoption and implementation of many regulations over the next several months and years.  Among other things, the Dodd-Frank Act creates the Financial Stability Oversight Council, with authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services, including the ability to define and regulate unfair and deceptive practices.  The Dodd-Frank Act also mandates numerous studies which may lead to additional regulatory requirements.  The Dodd-Frank Act also gives the Federal Trade Commission enhanced regulatory powers with respect to automobile dealers.  Certain requirements of the Dodd-Frank Act will become effective July 21, 2011 and we are in the process of implementing those requirements.  The potential impact of the legislation and resulting regulations may include increased cost of operations due to greater regulatory oversight, supervision and examination, limitations on our ability to expand product and service offerings due to stricter consumer protection laws and regulations and new or modified disclosure requirements.

The Dodd-Frank Act also creates a new regulatory framework for oversight of derivatives transactions by the Commodity Futures Trading Commissions (the “CFTC”) and the SEC.  These include new capital, margin and business conduct standards for certain swap participants and requirements for clearing certain swaps through registered clearing facilities and trading certain swaps on a designated exchange or swap execution facility.  The Dodd-Frank Act includes exceptions from some of these requirements which will be further defined through rulemaking proceedings by the CFTC and SEC.  TMCC and our derivatives counterparties may be subject to new capital, margin and business conduct requirements which may increase our transaction costs or make it more difficult for us to enter into hedging transactions on favorable terms.

A majority of states (as well as Puerto Rico) have enacted legislation establishing licensing requirements to conduct financing activities.  Most states also impose limits on the maximum rate of finance charges.  In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on our operations in these states if we were unable to pass on increased interest costs to our customers.  Some state and federal laws impose rate and other restrictions on credit transactions with customers in active military status.

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

Our lease contracts in the U.S. contain provisions requiring the lessees to maintain levels of insurance satisfying applicable state law, and we maintain certain levels of contingent liability insurance for protection from catastrophic claims.  Under federal law, states are not permitted to impose unlimited vicarious liability on lessors of leased vehicles.  This federal law has been subjected to judicial actions challenging the law’s constitutionality and preemption of state law.  We continue to monitor the impact of the repeal of unlimited vicarious liability and the related judicial challenges.  We encounter higher risk of loss if the customers fail to maintain the required insurance coverage.

Our insurance operations are subject to state insurance regulations and licensing requirements.  State laws vary with respect to which products are regulated and what types of corporate licenses and filings are required to offer certain products and services.  Insurance company subsidiaries must be appropriately licensed in certain states in which they conduct business, must maintain minimum capital requirements and file annual financial information as determined by their state of domicile and the National Association of Insurance Commissioners.  Failure to comply with these requirements could have an adverse effect on insurance operations in a particular state.  We actively monitor applicable laws and regulations in each state in order to maintain compliance.

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

We continually review our operations for compliance with applicable laws.  Future administrative rulings, judicial decisions, legislation, regulations and regulatory guidance and supervision may require modification of our business practices and procedures.

EMPLOYEE RELATIONS

At April 30, 2011, we had approximately 3,170 full-time employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

ITEM 1A.   RISK FACTORS

We are exposed to certain risks and uncertainties that could have a material adverse impact on our financial condition and operating results.

Recalls and other related announcements by TMS could affect our business, financial condition and operating results.

Beginning in the latter part of fiscal 2010, TMS announced several recalls and temporary suspensions of sales and production of certain Toyota and Lexus models. Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, these events or similar future events could adversely impact our business. A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, will have a negative impact on the level of our financing volume, insurance volume, earning assets and revenues. The credit performance of our dealer and consumer lending portfolios may also be adversely affected. In addition, a decline in values of used Toyota and Lexus vehicles would have a negative effect on realized values and return rates, which, in turn, could increase depreciation expense and credit losses.  Further, TMCC and affiliated entities are subject to litigation relating to recall-related events.  In addition, certain of TMCC’s affiliates are currently subject to governmental investigations, including those by the U.S. Attorney for the Southern District of New York and the SEC, and have or may become subject to fines or other penalties.  These factors could have a negative effect on our operating results and financial condition.

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

Economic slowdown and recession in the United States may lead to increases in unemployment rates, as well as consumer and commercial bankruptcy filings. These conditions may affect household incomes and may decrease the demand for our financing products, as well as increase our delinquencies and losses.  In addition, because our credit exposures are generally collateralized, the severity of losses can be particularly affected by declines in used vehicle prices.   Vehicle and industrial equipment dealers may also be affected by economic slowdown and recession, which in turn may increase the risk of default of certain dealers within our portfolio.

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

Our business is substantially dependent upon the sale of Toyota and Lexus vehicles and our ability to offer competitive financing and insurance products in the United States.  TMS is the primary distributor of Toyota and Lexus vehicles in the United States.  TMS also sponsors subvention programs offered by us in the United States on certain new and used Toyota and Lexus vehicles. The level of subvention varies based on TMS’ marketing strategies, economic conditions and volume of vehicle sales.  Changes in the volume of sales of such vehicles would impact the level of our financing volume, insurance volume and results of operations.  These changes may result from governmental action, changes in consumer demand, recalls, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, economic conditions, changes in the level of TMS sponsored subvention programs, increased competition, changes in pricing of imported units due to currency fluctuations or other reasons, or decreased or delayed vehicle production, due to natural disasters, supply chain interruptions or other events.

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

Credit rating agencies which rate the credit of TMC and its affiliates, including TMCC, may qualify or alter ratings at any time.  Downgrades or placement on review for possible downgrades could result in an increase in our borrowing costs as well as reduced access to global unsecured debt capital markets.  In addition, depending on the level of the downgrade, we may be required to post an increased amount of cash collateral under certain of our derivative agreements.  These factors would have a negative impact on our competitive position, operating results and financial condition.

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

Economic slowdown and recession in the United States increases the risk that a customer or dealer may not meet the terms of a finance contract with us or may otherwise fail to perform as agreed.  A weak economic environment, evidenced by, among other things, unemployment, underemployment, and consumer bankruptcy filings, may affect some of our customers’ ability to make their scheduled payments. There can be no assurance that our monitoring of credit risk and our efforts to mitigate credit risk are or will be sufficient to prevent an adverse effect on our operating results and financial condition.

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

The failure or commercial soundness of financial institutions on which we rely as counterparties may expose us to risk of loss.

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

Our insurance subsidiary is subject to the risk of loss if our reserves for unearned premium and contract revenues on unexpired policies and agreements in force are not sufficient.  Using historical loss experience as a basis for recognizing revenue over the term of the contract or policy may result in the timing of revenue recognition varying materially from the actual loss development.  Our insurance subsidiary is also subject to the risk of loss if our reserves for reported losses, losses incurred but not reported, and loss adjustment expenses are not sufficient.  Because we use estimates in establishing reserves, actual losses may vary from amounts established in earlier periods.

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

The Dodd-Frank Act has broad implications for the financial services industry and requires the development, adoption and implementation of many regulations over the next several months and years.  Among other things, the Dodd-Frank Act creates the Financial Stability Oversight Council, with authority for monitoring and regulating systemic risk, and the Bureau of Consumer Financial Protection, which will have broad regulatory and enforcement powers over consumer financial products and services, including the ability to define and regulate unfair and deceptive practices.  The Dodd-Frank Act also mandates numerous studies which may lead to additional regulatory requirements.  The Dodd-Frank Act also gives the Federal Trade Commission enhanced regulatory powers with respect to automobile dealers.  Certain requirements of the Dodd-Frank Act will become effective July 21, 2011 and we are in the process of implementing those requirements.  The potential impact of the legislation and resulting regulations may include increased cost of operations due to greater regulatory oversight, supervision and examination, limitations on our ability to expand product and service offerings due to stricter consumer protection laws and regulations and new or modified disclosure requirements.

The Dodd-Frank Act also creates a new regulatory framework for oversight of derivatives transactions by the CFTC and the SEC.  These include new capital, margin and business conduct standards for certain swap participants and requirements for clearing certain swaps through registered clearing facilities and trading certain swaps on a designated exchange or swap execution facility.  The Dodd-Frank Act includes exceptions from some of these requirements which will be further defined through rulemaking proceedings by the CFTC and SEC.  TMCC and our derivatives counterparties may be subject to new capital, margin and business conduct requirements which may increase our transaction costs or make it more difficult for us to enter into hedging transactions on favorable terms.

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

We are exposed to customer concentration risk in our retail, dealer and insurance products.  Factors adversely affecting the economy and applicable laws in various states where we have concentration risk could have an adverse effect on our consolidated financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments to report.

ITEM 2.   PROPERTIES

Our finance and insurance headquarters operations are located in Torrance, California, and our facilities are leased from TMS.

Field operations for both finance and insurance are located in three CSCs, three regional management offices, and 30 DSSOs in cities throughout the U.S.  Two of the DSSOs share premises with the regional CSCs.  All three of the regional management offices share premises with DSSO offices.  The Central region CSC is located in Cedar Rapids, Iowa, and is leased from TMS.  The Western region CSC is located in Chandler, Arizona.  The Eastern region CSC is located in Owings Mills, Maryland.  We also have an office in Puerto Rico.  All premises are occupied under lease.

We believe that our properties are suitable to meet the requirements of our business.

ITEM 3.   LEGAL PROCEEDINGS

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. When we are able, we also determine estimates of reasonably possible losses or range of losses, whether in excess of any related accrued liability or where there is no accrued liability.  With respect to the matters described below (except for the repossession class action), we are unable to estimate the losses or range of losses that are reasonably possible based upon currently available information.  In determining whether it is possible to provide an estimate of loss or range of possible loss, we have taken into account a variety of factors, including but not limited to the status of the proceedings, whether the case would be allowed to proceed as a class action, the fact that the damages sought are not specified, meaningful legal uncertainties associated with the claims and the fact that there has been no discovery to date.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  We believe, based on currently available information and established accruals, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending in part, upon the operating results for such period.

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that TMCC's post-repossession notice failed to comply with the Rees-Levering Automobile Sales Finance Act of California.  Three additional putative class action complaints or cross-complaints were filed making similar allegations.  The cases were coordinated in the California Superior Court, Stanislaus County and a Second Amended Consolidated Cross-Complaint and Complaint was subsequently filed in March 2009.  The Second Amended Consolidated Cross-Complaint and Complaint seeks injunctive relief, restitution, disgorgement and other equitable relief under California's Unfair Competition Law.  As a result of mediation in January 2010, the parties agreed to settle all of the foregoing matters in an amount within our reserves and not material to our results of operations.  A fourth case was later filed which was included in the settlement.  On January 7, 2011, the court entered an order granting final approval of the settlement.  Plaintiffs did not appeal so the order has become final.

Recall-related Class Actions

TMCC and certain affiliates were named as defendants in the consolidated multidistrict litigation, In Re: Toyota Motor Corp. Unintended Acceleration, Marketing, Sales Practices, and Products Liability Litigation (United States District Court, Central District of California) seeking damages and injunctive relief as a result of alleged sudden unintended acceleration in certain Toyota and Lexus vehicles.  On August 2, 2010, the plaintiffs filed a consolidated complaint in the multidistrict litigation that does not name TMCC as a defendant.  On November 17, 2010, the court ordered that all omitted claims and theories are deemed dismissed without prejudice.  In addition, the court has permitted alleged classes of foreign plaintiffs to file complaints naming TMCC and related entities as defendants.  On April 4, 2011, the court issued a tentative ruling dismissing TMCC from the foreign plaintiffs’ complaint with prejudice.

A parallel action was filed against TMCC and certain affiliates on March 12, 2010 by the Orange County District Attorney.  On February 18, 2011, the Orange County District Attorney filed an amended complaint in which TMCC was not named as a defendant.  The parties entered into a stipulation and tolling agreement under which the plaintiff may name TMCC within the next year if new facts are discovered.

TMCC and certain affiliates had also been named as defendants in a putative bondholder class action, Harel Pia Mutual Fund vs. Toyota Motor Corp., et al., filed in the Central District of California on April 8, 2010, alleging violations of federal securities laws.  The plaintiff filed a voluntary dismissal of the lawsuit on July 20, 2010.

On July 22, 2010, the same plaintiff in the above federal bondholder action refiled the case in California state court on behalf of purchasers of TMCC bonds traded on foreign exchanges (Harel Pia Mutual Fund v. Toyota Motor Corp., et al., Superior Court of California, County of Los Angeles).  The complaint alleged violations of California securities laws, fraud, breach of fiduciary duty and other state law claims.  On September 15, 2010, defendants removed the state court action to the United States District Court for the Central District of California pursuant to the Securities Litigation Uniform Standards Act and the Class Action Fairness Act.  Defendants filed a motion to dismiss on October 15, 2010.  After a hearing on January 10, 2011, the court granted the defendants’ motion to dismiss with prejudice on January 11, 2011.  The plaintiff filed a notice of appeal on January 27, 2011.

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

Dividends are declared and paid by TMCC as determined by its Board of Directors.  In fiscal 2011 and fiscal 2010, TMCC declared and paid cash dividends to TFSA of $266 million and $50 million, respectively.  No dividends were declared or paid during fiscal 2009.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal years ended March 31,
(Dollars in millions)	2011	2010	2009	2008	2007

INCOME STATEMENT DATA
Financing revenues:
Operating lease	$4,888	$4,739	$4,925	$4,433	$3,624
Retail	2,791	3,086	3,317	3,112	2,539
Dealer	385	338	558	647	547
Total financing revenues	8,064	8,163	8,800	8,192	6,710

Depreciation on operating leases	3,353	3,564	4,176	3,299	2,673
Interest expense	1,614	2,023	2,956	4,151	2,662
Net financing revenues	3,097	2,576	1,668	742	1,375

Insurance earned premiums and contract
revenues	543	452	421	385	334
Investment and other income, net	236	228	11	301	252
Net financing revenues and other revenues	3,876	3,256	2,100	1,428	1,961

Expenses:
Provision for credit losses	(433)	604	2,160	809	410
Operating and administrative	1,059	760	799	841	758
Insurance losses and loss adjustment expenses	247	213	193	158	126
Total expenses	873	1,577	3,152	1,808	1,294
Income (loss) before income taxes	3,003	1,679	(1,052)	(380)	667
Provision for (benefit from) income taxes	1,150	616	(429)	(157)	233
Net income (loss)	$1,853	$1,063	$(623)	$(223)	$434

	As of March 31,
	2011	2010	2009	2008	2007
	(Dollars in millions)
BALANCE SHEET DATA

Finance receivables, net	$57,736	$55,087	$54,574	$55,481	$47,862
Investments in operating leases, net	$19,041	$17,151	$17,980	$18,656	$16,493
Total assets	$91,704	$81,193	$83,679	$80,398	$69,380
Debt	$77,282	$69,179	$72,983	$68,266	$58,596
Capital stock	$915	$915	$915	$915	$915
Retained earnings	$5,840	$4,253	$3,240	$3,865	$4,064
Total shareholder's equity	$6,856	$5,273	$4,093	$4,780	$5,031

Our Board of Directors declared and paid cash dividends of $266 million, $50 million and $130 million to TFSA during fiscal 2011, 2010 and 2007, respectively.  No dividends were declared or paid in any other period presented.

	As of and for the
	years ended March 31,
	2011	2010	2009	2008	2007
KEY FINANCIAL DATA

Ratio of earnings to fixed charges1	2.85	1.83	--	--	1.25
Debt to equity	11.3	13.1	17.8	14.3	11.7
Return on assets	2.14%	1.29%	(0.76)%	(0.30)%	0.68%
Allowance for credit losses as a
percentage of gross earning assets2	1.13%	2.31%	2.51%	0.97%	0.85%
Net charge-offs as a percentage of
average gross earning assets3	0.52%	1.03%	1.37%	0.91%	0.64%
60 or more days past due as a
percentage of gross earning assets4	0.26%	0.45%	0.68%	0.59%	0.46%

1
Due to our losses in fiscal years 2009 and 2008, the coverage ratio was less than one-to-one.  We would have been required to generate additional earnings equal to pre-tax loss to achieve a coverage ratio of one-to-one in those fiscal years.

2
Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.  This change would not have changed our allowance for credit losses as a percentage of gross earning assets during the fiscal years 2009, 2008 and 2007.

3
The change in accounting policy mentioned above would also have resulted in net charge-offs as a percentage of average gross earning assets of 1.46 percent, 0.97 percent, and 0.68 percent for fiscal 2009, 2008 and 2007, respectively.

4
The change in accounting policy mentioned above would have resulted in 60 or more days past due as a percentage of gross earning assets of 0.60 percent, 0.54 percent and 0.42 percent for fiscal 2009, 2008 and 2007, respectively.

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

We also generate revenue through marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers.  We measure the performance of our insurance operations using the following metrics:  investment income, issued agreement volume, number of agreements in force, loss ratio and other loss metrics.  Loss ratio is derived by dividing insurance loss and loss adjustment expenses by insurance earned premium and contract revenues.

Our financial results are affected by a variety of economic and industry factors, including but not limited to, new and used vehicle markets, the level of Toyota and Lexus sales, new vehicle incentives, consumer behavior, level of employment, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, the financial health of the dealers we finance, and the level of competitive pressure.  Changes in these factors can influence the demand for new and used vehicles, the number of contracts that default and the loss per occurrence, the inability to realize originally estimated contractual residual values on our lease earning assets, and our gross margins on financing volume.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings, which may affect our ability to obtain cost effective funding to support earning asset growth.

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

Exceptional Customer Service: Our relationship with Toyota and Lexus vehicle dealers and industrial equipment dealers and their customers offer us a competitive advantage.  We seek to provide exceptional service to dealers and their customers by focusing our DSSO network and resources on encouraging the dealerships to continuously improve the quality of service provided by their finance and insurance representatives to increase customer loyalty to their dealerships and the Toyota and Lexus brands.  By providing consistent and reliable support, training, and resources to our dealer network, we continue to develop and improve our dealer relationships.  In addition to marketing programs targeted towards the retention of customers, we work closely with TMS, TMHU and HINO to offer special retail, lease, dealer financing, and insurance programs.  We also focus on improving the quality of service provided to existing retail, lease, and insurance customers through our CSCs.

Risk-Based Origination and Pricing:  We price and structure our retail and lease contracts to compensate us for the credit risk we assume.  The objective of this strategy is to maximize operating results and better match contract rates with a broad range of risk levels.  To achieve this objective, we evaluate our existing portfolio to identify key opportunities to expand volume in targeted markets.  We deliver timely strategic information to DSSOs and dealerships to assist them in benefiting from market opportunities.  We continuously strive to refine our strategy and methodology for risk-based pricing.

Liquidity Strategy: Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in the event of adverse market conditions.  This capacity primarily arises from our credit rating, our ability to raise funds in the global capital markets, and our ability to generate liquidity from our balance sheet.  This strategy has led us to develop a borrowing base that is diversified by market, geographic distribution, currency and type of security, and to maintain programs for the sale and securitization of our assets.

Fiscal 2011 Operating Environment

During the fiscal year ended March 31, 2011 (“fiscal 2011”), the United States economy continued along a path of slow growth.  While industrial production and business investment and spending increased modestly, unemployment rates remained elevated and consumer confidence remained weak.  Consumer spending increased at a moderate pace but remained constrained by high unemployment, modest income growth, lower household wealth and limited consumer credit availability.  In addition, home values remained under pressure while commodity prices continued to exhibit volatility.

Conditions in the global capital markets during fiscal 2011 continued to show improvement as compared to fiscal 2010.  Investor demand for fixed income products was strong and credit spreads generally improved, leading to favorable conditions for corporate borrowers.  During fiscal 2011, we continued to maintain broad access to a variety of global markets and issued commercial paper and term debt in unsecured and secured markets.

In March 2011, natural disasters in Japan caused manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models and parts.  Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, these events could adversely impact our business.  We did not experience any impact on our financial condition or our operating results as of and for the year ended March 31, 2011.  However, extended delays and/or reduced levels of vehicle production and supply chain interruptions may negatively impact our financing volume, insurance volume, earning assets and revenues in fiscal 2012.  The credit performance of our dealer and consumer lending portfolios may also be adversely affected.  In addition, the level of vehicle production affects the supply and demand of vehicles and the values of used Toyota and Lexus vehicles, which, in turn, could affect realized values and return rates, depreciation expense and credit losses.  We are currently implementing programs to assist customers and dealers in response to these events.

Beginning in the latter part of fiscal 2010 and continuing throughout fiscal 2011, Toyota Motor Sales, U.S.A., Inc. (“TMS”) announced several recalls of certain Toyota and Lexus vehicle models.  We considered the recall-related events in establishing our allowance for credit loss and depreciation on operating leases during fiscal 2011 and 2010.

Industry wide vehicle sales during fiscal 2011 in the United States increased as compared to fiscal 2010.  In addition, sales incentives throughout the auto industry increased over the same period.  Vehicle sales by TMS in fiscal 2011 remained consistent with fiscal 2010 levels.

Prices of used vehicles were at unprecedented high levels during fiscal 2011 primarily due to the low supply of used vehicles.  Higher used vehicle values had a favorable impact on our credit loss severity during fiscal 2011 as compared to fiscal 2010.  In addition, the overall credit quality of our consumer portfolio in fiscal 2011 benefited from our continued focus on improving purchasing practices and collection efforts, resulting in improved delinquencies at March 31, 2011 as compared to March 31, 2010.

RESULTS OF OPERATIONS

	Years ended March 31,
(Dollars in millions)	2011	2010	2009
Net income:
Finance operations	$1,631	$886	$(678)
Insurance operations	222	177	55
Total net income (loss)	$1,853	$1,063	$(623)

Fiscal 2011 Compared to Fiscal 2010

Our consolidated net income was $1,853 million in fiscal 2011, compared to net income of $1,063 million in fiscal 2010. Our consolidated results for fiscal 2011 were favorable as compared to fiscal 2010 primarily due to decreases in our provision for credit losses, and to a lesser extent, depreciation on operating leases and interest expense.  These decreases were partially offset by an increase in operating and administrative expenses.

We recorded a benefit from credit losses of $433 million for fiscal 2011, compared to a charge of $604 million for fiscal 2010.  During fiscal 2011, we decreased our estimate of expected credit losses in response to improvements in per unit loss severity and in frequency of loss in our consumer portfolio.  The improvement in per unit loss severity was attributable to strong used vehicle prices resulting from a lower supply of used vehicles.  In addition, the overall credit quality of our consumer portfolio in fiscal 2011 continued to benefit from our focus on improving purchasing practices and collection efforts.  We also considered the expected impact from ongoing adverse publicity and governmental investigations associated with the various recalls in determining the provision for credit losses for fiscal 2011.

Operating and administrative expenses increased by 39 percent during fiscal 2011 as compared to fiscal 2010.  The increase in operating and administrative expenses was primarily due to increases in shared affiliate expenses for sales and marketing activities for fiscal 2011.  Refer to Note 16 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

Our overall capital position increased by $1.6 billion, bringing total shareholder’s equity to $6.9 billion at March 31, 2011 compared to $5.3 billion at March 31, 2010.  Our debt increased to $77.3 billion at March 31, 2011 from $69.2 billion at March 31, 2010.  As a result of the increase in our capital position, our debt-to-equity ratio improved to 11.3 at March 31, 2011 from 13.1 at March 31, 2010.

Fiscal 2010 Compared to Fiscal 2009

Our consolidated net income was $1,063 million in fiscal 2010, compared to a net loss of $623 million in fiscal 2009. Our consolidated results for fiscal 2010 were favorable as compared to fiscal 2009 primarily due to decreases in our provision for credit losses, interest expense and depreciation on our operating leases.   These decreases were partially offset by a decrease in total financing revenues.

We recorded a provision for credit losses of $604 million during fiscal 2010, compared to $2,160 million during fiscal 2009.  Despite the challenging economic conditions and high unemployment in the United States, our levels of delinquency and credit losses were not as severe as we had expected.  We continued to enhance our purchasing practices which improved the overall credit quality of our retail portfolio in fiscal 2010.  The enhancements, combined with the strengthening of our collection efforts, contributed to decreased levels of delinquency and net charge-offs during fiscal 2010 compared to fiscal 2009.  In addition, conditions in the used vehicle market improved due to lower used vehicle supply during fiscal 2010.  As a result, our provision for credit losses of $604 million for fiscal 2010, which included our consideration of the TMS recall-related events, was significantly lower than the provision of $2,160 million for fiscal 2009.  Our results in fiscal 2010 were also favorably impacted by a decrease in our interest expense due to lower interest rates on our debt and derivatives portfolio, lower outstanding debt balances, and favorable mark-to-market adjustments on our derivatives used to manage interest rate risk.

Our overall capital position increased by $1.2 billion, bringing total shareholder’s equity to $5.3 billion at March 31, 2010, compared to $4.1 billion at March 31, 2009.  Our debt decreased to $69.2 billion at March 31, 2010 from $73.0 billion at March 31, 2009.  As a result of these factors, our debt-to-equity ratio improved to 13.1 at March 31, 2010 from 17.8 at March 31, 2009.

Finance Operations

Fiscal 2011 compared to Fiscal 2010
	Years ended March 31,			Percentage change
				2011 to	2010 to
(Dollars in millions)	2011	2010	20091	2010	2009
Financing revenues:
Operating lease	$4,888	$4,739	$4,925	3%	(4)%
Retail2	2,791	3,086	3,317	(10)%	(7)%
Dealer	363	320	532	13%	(40)%
Total financing revenues	8,042	8,145	8,774	(1)%	(7)%

Depreciation on operating leases	3,353	3,564	4,176	(6)%	(15)%
Interest expense	1,620	2,029	2,963	(20)%	(32)%
Net financing revenues	3,069	2,552	1,635	20%	56%

Provision for credit losses	(433)	604	2,160	(172)%	(72)%

Net income (loss) from financing operations	$1,631	$886	$(678)	84%	231%

1 Prior period amounts have been reclassified to conform to the current period presentation.
2 Includes direct finance lease revenues for all periods shown.

Our finance operations reported net income of $1,631 million and $886 million during fiscal 2011 and 2010, respectively.  Results were favorable primarily due to decreases in our provision for credit losses, interest expense and depreciation on operating leases, partially offset by an increase in operating and administrative expenses

Our interest expense was 20 percent lower during fiscal 2011 compared to fiscal 2010 due to a combination of the effect of lower interest rates on our debt and derivatives portfolio and favorable mark-to-market adjustments on our derivatives used to manage interest rate risk.

Our per unit credit loss severity improved during fiscal 2011.  The improvement in per unit credit loss severity was attributable to strong used vehicle prices resulting from lower used vehicle supply.  The overall credit quality of our consumer portfolio in fiscal 2011 continued to benefit from our focus on purchasing practices and collection efforts.   In addition, our delinquencies at March 31, 2011 improved as compared to the delinquencies at March 31, 2010.  As a result, net charge-offs improved during fiscal 2011 as compared to the same periods in fiscal 2010.  We recorded a benefit from credit losses of $433 million for fiscal 2011 compared with an expense of $604 million in fiscal 2010.  The amount of the provision was also positively affected by continued improvements in default frequency and loss severity.

Financing Revenues

Total financing revenues decreased 1 percent during fiscal 2011 compared to the same periods in fiscal 2010 due to the following factors:

•	Operating lease revenues increased 3 percent in fiscal 2011 as compared to fiscal 2010, due to higher average outstanding earning asset balances.

•
Retail contract revenues decreased 10 percent in fiscal 2011 as compared to fiscal 2010, primarily due to a decrease in our portfolio yields partially offset by higher average outstanding earning asset balances.

•	Dealer financing revenues increased 13 percent in fiscal 2011 as compared to fiscal 2010, due to higher average outstanding earning asset balances.

Our total finance receivables portfolio yield was 5.5 percent during fiscal 2011 compared to 6.2 percent in fiscal 2010, due to decreases in both our retail and operating lease portfolio yields.

Depreciation on Operating Leases

Depreciation on operating leases decreased 6 percent during fiscal 2011, compared to fiscal 2010.  Improvements in used vehicle values, due primarily to lower used vehicle supply, resulted in an increase to the estimated end-of-term residual values of the existing portfolio.  During fiscal 2011, we continued to consider in our estimate of end-of-term residual values the impact of ongoing adverse publicity and governmental investigations associated with various recalls.  These events did not have a material impact on our depreciation on operating leases for fiscal 2011.

Interest Expense

Our debt consists of fixed and floating rate obligations denominated in a number of different currencies. We economically hedge our interest rate and currency risk inherent in these liabilities on a consolidated basis. We enter into pay float interest rate swaps, foreign currency swaps, and foreign currency forwards to effectively convert our obligations on the debt into U.S. dollar denominated 3-month LIBOR based payments.  We use pay fixed interest rate swaps executed on a portfolio basis to manage our interest rate risk arising from the resulting mismatch between our predominantly fixed-rate U.S. dollar denominated receivables and floating rate obligations.  The following table summarizes the consolidated components of interest expense:

	Years ended March 31,
(Dollars in millions)	2011	2010	2009
Interest expense on debt1	$1,943	$2,278	$2,759
Interest expense on pay float swaps1,2	(1,078)	(1,405)	(727)

Interest expense on pay fixed swaps1	1,057	1,334	797
Ineffectiveness related to hedge accounting derivatives3,4	(33)	(37)	(50)
Loss (gain) on foreign currency transactions	1,494	1,111	(598)
(Gain) loss on currency swaps and forwards3,4	(1,595)	(1,106)	470

Loss (gain) on other non-hedge accounting derivatives:
Pay float swaps3,4	121	224	6
Pay fixed swaps3,4	(295)	(376)	299
Total interest expense5	$1,614	$2,023	$2,956

1	Amounts represent net interest settlements and changes in accruals.
2	Includes both hedge and non-hedge accounting derivatives.
3	Amounts exclude net interest settlements and changes in accruals.
4
Refer to Note 8 –Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements for additional information relating to the credit valuation adjustments for the periods.

5
Total interest expense excludes $6 million of interest on bonds held by our insurance operations for fiscal 2011 and fiscal 2010 compared to $7 million for fiscal 2009.  Refer to Note 17 – Segment Information of the Notes to Consolidated Financial Statements for further information.

We reported consolidated interest expense of $1,614 million during fiscal 2011 compared to $2,023 million during fiscal 2010.  Interest expense was lower during fiscal 2011 compared to fiscal 2010 primarily due to lower net interest expense on pay fixed swaps, gains on currency swaps, net of losses on foreign currency transactions, and changes in our mix of funding sources which resulted in lower weighted average contractual interest rates on debt.

Interest expense on debt primarily represents interest due on secured and unsecured notes and loans payable and commercial paper, and includes the amortization of debt issue costs, discount and premium, and basis adjustments.  During fiscal 2011, the weighted average balance of debt outstanding increased slightly; however, interest expense on debt decreased to $1,943 million in fiscal 2011 from $2,278 million in fiscal 2010.  This was due to a change in our mix of funding sources which resulted in lower weighted average contractual interest rates.  Commercial paper and secured debt, which carry lower average rates than unsecured term debt, represented a larger portion of outstanding debt during fiscal 2011 than in fiscal 2010.  Interest expense on pay float swaps represents net interest expense on our interest rate and cross-currency swaps.  The decrease in interest income on pay float swaps from $1,405 million in fiscal 2010 to $1,078 million in fiscal 2011 resulted from lower weighted average rates on the receive legs of these swaps.

Interest expense on pay fixed swaps represents net interest on our pay fixed swaps portfolio where we pay a fixed rate and receive a floating rate based on 3-month LIBOR.  During fiscal 2011 and fiscal 2010, 3-month LIBOR was generally lower compared to the fixed interest rates at which the swap contracts were executed, resulting in net interest expense in both years.  Pay fixed swaps have a weighted average life of approximately two to three years; this results in a pay fixed swaps portfolio that is constantly changing as new swaps are executed at different rates, and existing swaps mature.  During fiscal 2011, pay fixed interest rates on new swaps entered into during the year were generally significantly lower than the fixed rates on matured swaps.  As a result, the average pay fixed interest rate on this swap portfolio declined by a greater amount from fiscal 2010 to fiscal 2011 than average 3-month LIBOR rates decreased over the same period.  This caused net interest expense on pay fixed swaps to decrease to $1,057 million during fiscal 2011 from $1,334 million during fiscal 2010.

Ineffectiveness related to hedge accounting derivatives represents the net difference between the change in the fair value of the hedged debt and the change in the fair value of the associated derivative instrument. These amounts also include a credit valuation adjustment gain of $2 million for fiscal 2011, compared to a credit valuation adjustment loss of $15 million for fiscal 2010.

Foreign currency transaction gain or loss relates to foreign currency denominated transactions for which hedge accounting has not been elected and for which we are required to revalue the foreign currency denominated transactions at each balance sheet date. We use currency swaps and forwards to economically hedge these foreign currency transactions.  During both fiscal 2011 and fiscal 2010, the U.S. dollar weakened relative to certain other currencies in which our foreign currency transactions are denominated. This resulted in the recognition of losses on foreign currency transactions of $1,494 million and $1,111 million and gains in the fair value of currency swaps used to economically hedge these foreign currency transactions of $1,595 million and $1,106 million in fiscal 2011 and fiscal 2010, respectively.

Gains on other non-hedge accounting derivatives, including both pay fixed and pay float interest rate swaps, increased slightly from $152 million in fiscal 2010 to $174 million in fiscal 2011, as swap rates declined slightly during both fiscal years.

Provision for Credit Losses

We recorded a benefit from credit losses of $433 million for fiscal 2011 compared to an expense of $604 million for fiscal 2010.  The benefit from credit losses for fiscal 2011 resulted from lower levels of default frequency and per unit loss severity in our consumer portfolio.

As used vehicle prices reached unprecedented highs during fiscal 2011, driven primarily by a low supply of used vehicles, we experienced lower loss severity as compared to fiscal 2010.  In addition, the overall credit quality of our consumer portfolio in fiscal 2011 continued to benefit from our focus on improving purchasing practices and collection efforts.  As a result, our net charge-offs were lower during fiscal 2011 as compared to fiscal 2010.  In addition, our delinquencies at March 31, 2011 improved compared to March 31, 2010.  Refer to “Financial Condition – Credit Risk” for further discussion.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Years ended March 31,			Percentage change
				2011 to	2010 to
(Dollars in millions)	2011	2010	2009 1	2010	2009
Agreements (units in thousands)
Issued	2,200	1,175	1,263	87%	(7)%
In force	6,239	5,232	5,153	19%	2%
Insurance earned premiums and
contract revenues	$565	$470	$447	20%	5%
Investment and other income (loss)	$196	$150	$(35)	31%	529%
Gross revenues from insurance
operations	$761	$620	$412	23%	50%
Insurance losses and loss
adjustment expenses	$247	$213	$193	16%	10%
Insurance dealer back-end
program expenses	$87	$73	$76	19%	(4)%
Net income from insurance
operations	$222	$177	$55	25%	222%

1 Prior period amounts have been reclassified to conform to the current period presentation.

Agreements issued increased by 1 million units during fiscal 2011 compared to fiscal 2010.  The increase was primarily due to an increase in affiliate agreements issued in support of certain TMS post-recall sales and customer loyalty efforts.  These programs began in March 2010 and were discontinued in January 2011.  Refer to Note 16 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

Our insurance operations reported net income of $222 million during fiscal 2011, compared to $177 million during fiscal 2010.  The increase in net income for fiscal 2011 compared to fiscal 2010 was primarily attributable to increases in both investment and other income and improved loss ratios.

Insurance earned premiums and contract revenues are affected by sales volume as well as the level, age, and mix of agreements in force.  Agreements in force represent active insurance policies written and contracts issued.  Insurance earned premiums and contract revenues represent revenues from the agreements in force.

Our insurance operations reported insurance earned premiums and contract revenues of $565 million during fiscal 2011, compared to $470 million during fiscal 2010.  The increase in insurance earned premiums and contract revenues was primarily due to the overall growth in the number of agreements issued and in force.

Our insurance operations reported investment and other income of $196 million during fiscal 2011, compared to investment and other income of $150 million during fiscal 2010.  Investment and other income for our insurance operations consists primarily of investment income on marketable securities.  The increase in investment and other income for fiscal 2011 compared to the prior year was primarily due to higher realized gains from sales of securities and dividend income in fiscal 2011.   Refer to “Investment and Other Income” below for a more detailed discussion on our consolidated investment portfolio.

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

Our insurance operations reported $247 million of insurance losses and loss adjustment expenses during fiscal 2011, compared to $213 million during fiscal 2010.  The increase in insurance losses and loss adjustment expenses primarily relates to the overall growth in the number of agreements in force.

Insurance dealer back-end program expenses represent the cost of sales incentive programs and expense reduction programs offered to dealers.  These expenses are based on enrolled dealer sales volume and loss ratio.  Insurance dealer back-end program expenses increased by 19 percent during fiscal 2011, compared to fiscal 2010.  The increase was primarily due to an increase in agreements issued and improved loss ratios.

Investment and Other Income

The following table summarizes the components of our consolidated investment and other income:

	Years ended March 31,
(Dollars in millions)	2011	2010	20091
Interest and dividend income on marketable securities	$158	$140	$151
Realized gains (losses) on marketable securities	47	8	(192)
Other income	31	80	52
Total investment and other income, net	$236	$228	$11

1 Prior period amounts have been reclassified to conform to the current period presentation.

The increase in interest and dividend income on marketable securities during fiscal 2011 relates primarily to higher annual dividends received on marketable securities held by our insurance operations.  We also reported net realized gains on marketable securities of $47 million during fiscal 2011, compared to $8 million during fiscal 2010.  The increase in net realized gains on marketable securities was attributable to trading activity within the fixed income mutual funds portfolio in fiscal 2011 compared to fiscal 2010.

We reported $31 million of other income during fiscal 2011, compared to $80 million during fiscal 2010.  The decrease in other income during fiscal 2011 compared to fiscal 2010 was primarily due to interest income from an expected tax refund that was recorded during fiscal 2010 and subsequently collected.

Operating and Administrative Expenses

The following table summarizes our consolidated operating and administrative expenses:

				Percentage change
	Years ended March 31,			2011 to	2010 to
(Dollars in millions)	2011	2010	2009	2010	2009
Employee expenses	$346	$332	$338	4%	(2)%
Operating expenses	626	355	385	76%	(8)%
Insurance dealer back-end program expenses	87	73	76	19%	(4)%
Total operating and administrative expenses	$1,059	$760	$799	39%	(5)%

Operating expenses increased during fiscal 2011 compared to fiscal 2010 primarily due to increases in shared affiliate expenses for sales and marketing activities.  Refer to Note 16 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.  Employee-related expenses increased in fiscal 2011 compared to fiscal 2010 due to higher performance based compensation.  Refer to Insurance Operations above for further information on insurance dealer back-end program expenses.

Provision for Income Taxes

Our provision for income taxes for fiscal 2011 was $1,150 million compared to $616 million for fiscal 2010.  Our effective tax rate was 38.3 percent and 36.7 percent for fiscal 2011 and fiscal 2010, respectively.  Our effective tax rate for fiscal 2011 reflected an increase in the total provision resulting from a release of foreign deferred tax assets due to a decrease in the statutory rate.  Our effective tax rate in fiscal 2010 reflected a decrease in the total provision due to the benefit from the release of deferred state income tax.  The change in our provision for income taxes, adjusted for these fiscal year specific differences, is consistent with the change in operating income for fiscal 2011 compared to fiscal 2010.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years ended March 31,			Percentage change
				2011 to	2010 to
(units in thousands):	2011	2010	2009	2010	2009
TMS new sales volume1	1,397	1,399	1,556	-%	(10)%

Vehicle financing volume2
New retail contracts	634	602	663	5%	(9)%
Used retail contracts	368	296	305	24%	(3)%
Lease contracts	351	245	246	43%	-%
Total	1,353	1,143	1,214	18%	(6)%

TMS subvened vehicle financing volume
(units included in the above table):
New retail contracts	390	326	284	20%	15%
Used retail contracts	70	41	54	71%	(24)%
Lease contracts	321	202	206	59%	(2)%
Total	781	569	544	37%	5%

Market share:3
Retail contracts	45.1%	42.7%	42.0%
Lease contracts	25.1%	17.5%	15.8%
Total	70.2%	60.2%	57.8%

1
Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 85 percent Toyota and 15 percent Lexus vehicles for both fiscal 2011 and fiscal 2010 and 86 percent Toyota and 14 percent Lexus vehicles for fiscal 2009.

2
Total financing volume is comprised of approximately 80 percent Toyota, 15 percent Lexus, and 5 percent non-Toyota/Lexus vehicles for both fiscal 2011 and fiscal 2010, and 79 percent Toyota, 15 percent Lexus, and 6 percent non-Toyota/Lexus vehicles for fiscal 2009.

3
Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excludes non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

Our retail and lease contracts are acquired primarily from Toyota and Lexus vehicle dealers, and the volume of contracts is dependent upon TMS sales volume and subvention.  Vehicle sales by TMS remained consistent in fiscal 2011 compared to fiscal 2010.  Our finance volume and market share increased in fiscal 2011 compared to fiscal 2010.  These increases were driven primarily by increased availability of TMS subvention.

The composition of our net earning assets is summarized below:

	Years ended March 31,						Percentage change
							2011 to	2010 to
(Dollars in millions)	2011		2010 1		2009 1		2010	2009
Net Earning Assets
Finance receivables, net
Retail finance receivables, net2		$45,688		$43,748		$43,789	4%	-%
Dealer financing, net		12,048		11,339		10,785	6%	5%
Total finance receivables, net		57,736		55,087		54,574	5%	1%
Investments in operating leases, net		19,041		17,151		17,980	11%	(5)%
Net earning assets		$76,777		$72,238		$72,554	6%	-%

Retail Financing (average original contract term)
Lease contracts3	39	months	40	months	41	months
Retail contracts4	62	months	62	months	62	months

Dealer Financing (Number of dealers serviced)
Toyota and Lexus dealers5		975		963		920	1%	5%
Vehicle dealers outside of the
Toyota/Lexus dealer network		470		490		519	(4)%	(6)%
Industrial equipment dealers		139		146		144	(5)%	1%
Total number of dealers receiving
wholesale financing		1,584		1,599		1,583	(1)%	1%

Dealer inventory financed (units in thousands)		253		257		250	(2)%	3%

1	Certain prior period amounts have been reclassified to conform to the current period presentation.
2	Includes direct finance leases.
3	Lease contract terms range from 24 months to 60 months.
4	Retail Contract terms range from 24 months to 85 months.
5	Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our overall new and used retail contract volume increased 12 percent during fiscal 2011 as compared to fiscal 2010.  Much of the increase was attributable to an increase in overall TMS subvention.  Retail receivables at March 31, 2011 increased slightly as compared to the balance at March 31, 2010, as the volume of new vehicles financed was greater than portfolio liquidations.

Lease Contract Volume and Earning Assets

Our overall vehicle lease contract volume during fiscal 2011 increased 43 percent as compared to fiscal 2010.  Much of the increase during fiscal 2011 was attributable to an increase in TMS subvention programs.  Our investment in operating leases, net increased by 11 percent at March 31, 2011 as compared to the balance at March 31, 2010 due to increased contract volume which was partially offset by an increase in scheduled maturities.

Dealer Financing and Earning Assets

Dealer finance receivables increased 6 percent to $12 billion at March 31, 2011 from March 31, 2010.  The growth was primarily related to an increase in dealer floorplan receivables.  While the number of dealers receiving wholesale floorplan financing decreased slightly at March 31, 2011 as compared to March 31, 2010, the decline was offset by higher average dollar amount per vehicle financed.

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

End-of-term Market Values

On a quarterly basis, we review the estimated end-of-term market values of leased vehicles to assess the appropriateness of their carrying values.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value.  Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception discussed above.  These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among those factors in the future.  For operating leases, adjustments are made on a straight-line basis over the remaining terms of the lease contracts and are included in depreciation on operating leases in the Consolidated Statement of Income as a change in accounting estimate.  For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included under our retail revenues in the Consolidated Statement of Income.

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

Impairment of Operating Leases

We review operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable.  If such events or changes in circumstances are present, and if the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms are less than book value, the operating lease assets are considered to be impaired and a loss is calculated and recorded in the current period Consolidated Statement of Income.  As of March 31, 2011, there was no indication of impairment in our operating lease portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes our vehicle sales at lease termination and our scheduled maturities related to our leased vehicle portfolio by period:

	Fiscal years ended			Percentage Change
				2011 to	2010 to
(Units in thousands)	2011	2010	2009	2010	2009
Scheduled maturities	278	240	238	16%	1%

Vehicles sold through:
Dealer Direct program
Grounding dealer	43	43	33	-%	30%
Dealer Direct online program	11	10	8	10%	25%
Physical auction	45	49	60	(8)%	(18)%
Total vehicles sold at lease termination	99	102	101	(3)%	1%

Scheduled maturities increased 16 percent in fiscal 2011 as compared to fiscal 2010.  Vehicles sold at lease termination relative to scheduled maturities in fiscal 2011 decreased as compared to fiscal 2010 and fiscal 2009.  The lower rate of vehicles sold at lease termination relative to scheduled maturities during fiscal 2011, as compared to the prior two fiscal years, was the result of strong used vehicle values during fiscal 2011.  Refer to Item 1. “Business – Finance Operations – Retail and Lease Financing - Remarketing” for additional information on lease disposition.

Depreciation on Operating Leases

The following table provides information related to our depreciation on operating leases:

	Years ended March 31,			Percentage change
				2011 to	2010 to
	2011	2010	2009	2010	2009
Depreciation on operating leases
(dollars in millions)	$3,353	$3,564	$4,176	(6)%	(15)%

Average operating lease units outstanding
(in thousands)	787	724	746	9%	(3)%

We record depreciation expense on the portion of our lease portfolio classified as operating leases.  Depreciation expense is recorded on a straight-line basis over the lease term and is based upon the depreciable basis of the leased vehicle.  Depreciable basis is originally established as the difference between a leased vehicle’s original acquisition value and its residual value established at lease inception.  Changes to residual values will have an effect on depreciation expense.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease-end will approximate the estimated end-of-term market value.  Refer to “Critical Accounting Estimates” for a further discussion of the estimates involved in the determination of residual values.

Depreciation expense on operating leases decreased by 6 percent to $3,353 million during fiscal 2011, compared to $3,564 million during fiscal 2010.  Although the average number of operating leases outstanding during fiscal 2011 increased by 9 percent compared to fiscal 2010, depreciation expense was positively affected by strong used vehicle values, which are a significant factor in our estimates of the end-of-term market values of our leased vehicle portfolio.  It is uncertain whether the current level of used vehicle values is sustainable.  During fiscal 2011, our estimate of end-of-term residual values also considered the impact of ongoing adverse publicity and governmental investigations associated with various recalls and unforeseen events such as natural disasters.  These events had no material impact on our depreciation on operating leases during that period.

Credit Risk

We are exposed to credit risk on our earning assets.  Credit risk on our earning assets is the risk of loss arising from the failure of customers or dealers to make contractual payments.  The level of credit risk on our retail installment sales and lease portfolio is influenced by two factors: default frequency and loss severity, which in turn are influenced by various factors such as economic conditions, the used vehicle market, purchase quality mix, and operational changes.

The level of credit risk on our dealer financing portfolio is influenced by the financial strength of dealers within our portfolio, dealer concentration, collateral quality, and other economic factors.  The financial strength of dealers within our portfolio is influenced by, among other factors, general economic conditions, the overall demand for new and used vehicles and industrial equipment and the financial condition of automotive manufacturers in general.

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

In an effort to mitigate credit losses, we regularly evaluate our purchasing practices.  We have been limiting our risk exposure by reducing approvals of lower credit quality contracts and reducing loan-to-value ratios. We continue to refine our credit risk management and analysis to ensure that the appropriate level of collection resources are aligned with portfolio risk, and we adjust capacity accordingly.  We continue our focus on early stage delinquencies to increase the likelihood of resolution.  We have also increased efficiency in our collections through the use of technology.

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

Credit Loss Experience

The overall credit quality of our consumer portfolio in fiscal 2011 continued to benefit from our focus on improving purchasing practices and collection efforts.  In addition, subvention contributed to our overall portfolio quality, as subvened contracts typically have higher credit scores as compared to non-subvened contracts.  These factors, combined with strong used vehicle prices, contributed to decreased levels of delinquency and net charge-offs during fiscal 2011 as compared to fiscal 2010.  For additional information regarding the potential impact of current market conditions, refer to “Part I. Item 1A. Risk Factors”.

The following table provides information related to our credit loss experience:

	Years ended March 31,
	2011	2010	2009
Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.61%	1.15%	1.54%
Operating leases	0.22%	0.63%	0.86%
Total1	0.52%	1.03%	1.37%

Default frequency as a percentage of outstanding contracts	2.11%	2.79%	2.56%
Average loss severity2	$7,110	$8,342	$9,659

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets3
Finance receivables4	0.27%	0.45%	0.67%
Operating leases4	0.23%	0.45%	0.73%
Total5	0.26%	0.45%	0.68%

1
Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.  In fiscal 2009 the change would have resulted in net charge-offs as a percentage of average gross earning assets of 1.63 percent, 0.94 percent and 1.46 percent for finance receivables, operating leases and in total, respectively.

2	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
3	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
4	Finance and operating lease balances 60 or more days past due includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed or charged off.
5
The change in accounting policy mentioned above would have resulted in 60 or more days past due as a percentage of gross earning assets for fiscal 2009 of 0.59 percent, 0.65 percent and 0.60 percent for finance receivables, operating leases and in total, respectively.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Default frequency as a percentage of average outstanding contracts decreased during fiscal 2011 as compared to fiscal 2010.  The improvement in default frequency was attributable to our focus on improving purchasing practices and collection efforts.  In addition, we experienced lower average loss severity due to strong used vehicle values during fiscal 2011 as compared to fiscal 2010, which reduced net loss per charged-off unit.  As a result, our level of net charge-offs for fiscal 2011 decreased compared with the prior year.  Net charge-offs as a percentage of average gross earning assets decreased from 1.03 percent at March 31, 2010 to 0.52 percent at March 31, 2011.

During fiscal 2011, we remained focused on managing high risk loans in our dealer portfolio.  On an ongoing basis, we review our purchasing practices and leverage technology to improve our collections capabilities.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses as of the balance sheet date resulting from the non-performance of our customers and dealers under their contractual obligations.  The determination of the allowance involves significant assumptions, complex analysis, and management judgment.  Refer to “Critical Accounting Estimates” for further discussion of the estimates involved in determining the allowance.

The allowance for credit losses for our consumer portfolio is established through a process that estimates probable losses incurred as of the balance sheet date based upon consistently applied statistical analyses of portfolio data.  This process utilizes delinquency migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, and incorporates current and expected trends and other relevant factors, including used vehicle market conditions, economic conditions, unemployment rates, purchase quality mix, and operational factors.  This process, along with management judgment, is used to establish the allowance to cover probable and estimable losses incurred as of the balance sheet date.  Movement in any of these factors would cause changes in estimated probable losses.

The allowance for credit losses for our dealer portfolio is established by first aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by either vehicles and industrial equipment, real estate or dealership assets, or unsecured).  We then analyze dealer pools using an internally developed risk rating.  In addition, field operations management and our special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  If impaired loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

The following tables provide information related to our allowance for credit losses:

	Years ended March 31,
(Dollars in millions)	2011	2010	2009
Allowance for credit losses at beginning of period	$1,705	$1,864	$729
Provision for credit losses	(433)	604	2,160
Charge-offs, net of recoveries1	(393)	(763)	(1,025)
Allowance for credit losses at end of period	$879	$1,705	$1,864

1
Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.  This change resulted in an increase in charge-offs of $38 million for the quarter ended March 31, 2010.  Charge-offs were net of recoveries of $137 million, $145 million, and $109 million in fiscal years ended March 31, 2011, 2010, and 2009, respectively.

	Years ended March 31,
(Dollars in millions)	2011	2010	2009
Allowance for credit losses as a percentage of
gross earning assets
Finance receivables	1.28%	2.62%	2.81%
Operating leases	0.65%	1.30%	1.63%
Total1	1.13%	2.31%	2.51%

1
Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.  In fiscal 2009, the change would have resulted in an allowance for credit losses as a percentage of gross earning assets of 2.79 percent for finance receivables and 1.64 percent for operating leases.  The change would have had no other material impact on the periods shown.

Our allowance for credit losses decreased 48 percent to $879 million at March 31, 2011 compared to $1,705 million at March 31, 2010.  In determining the overall allowance for credit losses at March 31, 2010, we considered a number of factors, including our estimated loss exposure attributable to the fragile economic recovery in the U.S., the high level of automotive industry incentives, the volatility in used vehicle prices and the impact of expected losses from on-going adverse publicity and governmental investigations associated with various recalls.  After considering all of these factors, the allowance for credit losses for fiscal 2010 remained relatively consistent with the amount for fiscal 2009.

During fiscal 2011, the United States economy continued along a path of slow growth.  The overall credit quality of our consumer portfolio in fiscal 2011 continued to benefit from our focus on improving purchasing practices, resulting in a decrease in the rate of delinquency in fiscal 2011 compared to fiscal 2010.  We also experienced lower loss severity driven by strong used vehicle values, attributable to a low supply of used vehicles during fiscal 2011.  As of March 31, 2011, we had not experienced material adverse trends in default frequency or loss severity related to various recalls that occurred in fiscal 2011 and the latter part of fiscal 2010; however, concerns related to ongoing adverse publicity remain a factor in our evaluation of estimated probable losses.  Recent instability in oil and gasoline prices, along with economic pressures stemming from governmental budget shortfalls were also considered in our evaluation of estimated probable losses.  Accordingly, we reduced our allowance for credit losses by $826 million, or 48 percent, to $879 million during fiscal 2011.

In March 2011, natural disasters in Japan caused manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models and parts.  We did not experience any impact on our financial condition or our operating results as of and for the year ended March 31, 2011. However, the credit performance of our dealer and consumer lending portfolios may be adversely affected.  In addition, the level of vehicle production affects the supply and demand of vehicles and the values of used Toyota and Lexus vehicles, which, in turn, could affect realized values and return rates, depreciation expense and credit losses.  We are currently implementing programs to assist customers and dealers in response to these events.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due.  Our liquidity strategy is to ensure that we maintain the ability to fund assets and repay liabilities in a timely and cost-effective manner, even in adverse market conditions.  Our strategy includes raising funds via the domestic and global markets, and through loans, credit facilities, and other transactions as well as generating liquidity from our balance sheet.  This strategy has led us to develop a borrowing base that is diversified by market, geographic distribution, type of security, investor type, and type of financing vehicle, among other factors.

The following table summarizes the components of our outstanding funding sources at carrying value:

	March 31,
(Dollars in millions)	2011	2010
Commercial paper1	$19,943	$19,466
Unsecured notes and loans payable2	45,304	45,617
Secured notes and loans payable	10,626	3,000
Carrying value adjustment3	1,409	1,096
Total Debt	$77,282	$69,179

1	Includes unamortized premium/discount.
2	Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.
3
Represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

Liquidity management involves forecasting and maintaining sufficient capacity to meet our cash needs, including unanticipated events. To ensure adequate liquidity through a full range of potential operating environments and market conditions, we conduct our liquidity management and business activities in a manner that will preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on developing and maintaining direct relationships with commercial paper investors and wholesale market funding providers, and maintaining the ability to sell certain assets when and if conditions warrant.

We develop and maintain contingency funding plans and regularly evaluate our liquidity position under various operating circumstances, allowing us to assess how we will be able to operate through a period of stress when access to normal sources of capital is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, and outline actions and procedures for effectively managing through the problem period. In addition, we monitor the ratings and credit exposure of the lenders that participate in our credit facilities to ascertain any issues that may arise with potential draws on these facilities if that contingency becomes warranted.

We maintain broad access to a variety of domestic and global markets and may choose to realign our funding activities depending upon market conditions, relative costs, and other factors. We believe that our funding sources, combined with operating and investing activities, provide sufficient liquidity to meet future funding requirements and business growth. Our funding volume is primarily based on expected net change in earning assets and debt maturities.

The combined amounts of cash and cash equivalents and investments in marketable securities was $11.7 billion and $6.9 billion as of March 31, 2011 and March 31, 2010, respectively.  The increase in the combined balance at March 31, 2011 as compared to the prior year was due to prefunding activities conducted during the fourth quarter of fiscal 2011.

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $2.1 billion to $10.0 billion with an average balance of $5.3 billion for fiscal 2011.

We may lend to or borrow from affiliates on terms based upon a number of business factors such as funds availability, cash flow timing, relative cost of funds, and market access capabilities.

Credit support is provided to us by our indirect parent Toyota Financial Services Corporation (“TFSC”), and, in turn to TFSC by Toyota Motor Corporation (“TMC”).  Taken together, these credit support agreements provide an additional source of liquidity to us, although we do not rely upon such credit support in our liquidity planning and capital and risk management.  The credit support agreements are not guarantees by TMC of any securities or obligations of TFSC or TMCC.

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part I. Item 1A. Risk Factors “Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $15.9 billion to $23.3 billion during fiscal 2011, with an average outstanding balance of $19.4 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable at par value:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable5
Balance at March 31, 20101	$8,140	$26,214	$3,633	$7,169	$45,156
Issuances during fiscal 2011	6,119 2	3,358 3	-	1,950 4	11,427
Maturities and terminations
during fiscal 2011	(5,345)	(7,260)	(400)	(150)	(13,155)
Balance at March 31, 20111	$8,914	$22,312	$3,233	$8,969	$43,428

Issuance during the one
month ended April 30, 2011	$-	$516 3	$-	$-	$516

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

2
MTNs and domestic bonds issued during fiscal 2011 had terms to maturity ranging from approximately 1 year to 20 years, and had interest rates at the time of issuance ranging from 0 percent to 5.0 percent.

3	EMTNs had terms to maturity ranging from approximately 2 years to 7 years, and had interest rates at the time of issuance ranging from 0.8 percent to 6.0 percent.
4	Primarily consists of long-term borrowings, all with terms to maturity from approximately 1 year to 5 years, and interest rates at the time of issuance ranging from 0.1 percent to 1.0 percent.
5
Consists of fixed and floating rate debt and other obligations.  Upon the issuance of fixed rate debt and other obligations, we generally elect to enter into pay float interest rate swaps.  Refer to “Derivative Instruments” for further discussion.

We maintain a shelf registration statement with the SEC to provide for the issuance of debt securities in the U.S. capital markets to retail and institutional investors. We qualify as a well-known seasoned issuer under SEC rules, which allows us to issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2012.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture which requires TMCC to comply with certain covenants, including negative pledge provisions.  We are in compliance with all covenants.

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2010, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion, or the equivalent in other currencies, of which €28.2 billion was available for issuance at April 30, 2011.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with all covenants.

In addition, we may issue other debt securities or enter into other unsecured financing arrangements through the domestic and international capital markets.

In March 2011, we successfully completed consent solicitations involving approximately $48 million of EMTNs and MTNs issued before 2004.  The purpose of the solicitations was to obtain noteholder consent to amending the limitation on liens and covenants applicable to these EMTNs and MTNs to conform them to the limitation on liens covenants applicable to EMTNs and MTNs presently issuable by TMCC under its EMTN Program and U.S. shelf registration statement, respectively.  The amendments permit us increased flexibility in our funding programs and derivatives transactions.  We paid consent fees of $0.5 million as part of the solicitations.

Secured Notes and Loans Payable

Overview

Asset-backed securitization of our earning asset portfolio provides us with an alternative source of funding.  Our securitization program includes the following types of transactions backed by retail finance receivables: 1) public term securitization, 2) amortizing asset-backed commercial paper conduits and 3) revolving asset-backed commercial paper conduits.  We will continue to evaluate the market for asset-backed securities in considering our funding strategies in the future.

The securitization transactions discussed above involve the transfer of discrete pools of auto retail installment sale contracts to bankruptcy-remote special purpose entities.  These bankruptcy-remote entities are used in an effort to ensure that the securitized assets are isolated from the claims of creditors of TMCC and that the cash flows from the auto retail installment sale contracts are available solely for the benefit of the securitization investors.  Investors in asset-backed securities do not have recourse to our other assets, and neither TMCC nor our affiliates guarantee the obligations issued by any securitization trusts.  We are not required to repurchase receivables from the trusts that become delinquent or default after securitization.  As seller and servicer of the receivables, we are required to repurchase receivables that are subsequently discovered not to have met specified eligibility requirements.  This repurchase obligation is customary in securitization transactions.

We service the securitized receivables in accordance with our customary servicing practices and procedures.  Our servicing duties include collecting payments on receivables and submitting them to a trustee for distribution to security holders and other interest holders.  We prepare monthly servicer certificates on the performance of the receivables, including collections, investor distributions, delinquencies, and credit losses.  We also perform administrative services for the trusts.  In servicing the securitized receivables, we apply the same servicing policies and procedures that are applied to loans held in our non-securitized portfolio.

Our use of special purpose entities in securitizations is consistent with conventional practice in the securitization market.  None of our officers, directors, or employees hold any equity interests or receives any direct or indirect compensation from our special purpose entities.  These entities do not own our stock or the stock of any of our affiliates.  Each special purpose entity has a limited purpose and generally is permitted only to purchase assets, issue asset-backed securities, and make payments to the security holders, other interest holders and certain service providers as required under the terms of the transactions.

Our securitizations are structured to provide credit enhancement to reduce the risk of loss to security holders and other interest holders in the asset-backed securities.  Credit enhancement may include some or all of the following:

•	Overcollateralization: The principal of the securitized assets that exceeds the principal amount of the related secured debt.
•
Excess spread:  The expected interest collections on the securitized assets that exceed the expected fees and expenses of the special purpose entity, including the interest payable on the debt and net of swap settlements, if any.

•
Cash reserve funds:  A portion of the proceeds from the issuance of asset-backed securities may be held by the securitization trust in a segregated reserve fund and may be used to pay principal and interest to security holders and other interest holders if collections on the underlying receivables are insufficient.

•
Yield supplement arrangements:  Additional overcollateralization may be provided to supplement the future contractual interest payments from pledged receivables with relatively low contractual interest rates.

•	Subordinated notes: The subordination of principal and interest payments on subordinated notes provides additional credit enhancement to holders of senior notes.

In addition to the credit enhancement described above, we may enter into interest rate swaps with special purpose entities that issue variable rate debt.  Under the terms of these swaps, the securitization trusts are obligated to pay TMCC a fixed rate of interest on payment dates in exchange for receiving a floating rate of interest on notional amounts equal to the outstanding balance of the secured debt.  This arrangement enables the securitization trusts to mitigate the interest rate risk inherent in issuing variable rate debt that is secured by fixed rate retail finance receivables.

The transfer of the receivables to special purpose entities is considered a sale for legal purposes.  However, the securitized assets and the related debt remain on our Consolidated Balance Sheet.  We recognize financing revenue on the pledged receivables and interest expense on the secured debt issued by the securitization trusts.  We also maintain an allowance for credit losses on the pledged receivables to cover estimated probable credit losses using a methodology consistent with that used for our non-securitized retail receivable portfolio.  The interest rate swaps between TMCC and the special purpose entities are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.  The following securitized transactions are on our Consolidated Balance Sheet.

Public Term Securitization

Since 1993, we have sponsored 19 public securitization trusts backed by retail finance receivables which have issued more than $17 billion of securities.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  We maintain a shelf registration statement with the SEC to provide for the issuance of asset-backed securities in the U.S. capital markets.  During fiscal 2011, we executed four transactions that provided us with approximately $3.3 billion in funding which will be repaid as the underlying finance receivables amortize.  In addition, certain securities from these transactions were retained and may be sold at any time.

Amortizing Asset-backed Commercial Paper Conduits

We executed private securitization transactions of retail finance receivables with bank-sponsored multi-seller asset-backed conduits.  During fiscal 2011, these transactions provided us with approximately $3.0 billion in funding which will be repaid as the underlying finance receivables amortize.  Subsequent to March 31, 2011, we executed similar private securitization transactions that provided us with approximately $1.8 billion in funding.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated credit facilities with certain banks.

364 Day Credit Agreement

In March 2011, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes.  This facility remained undrawn as of March 31, 2011.

Three Year Credit Agreement

In March 2011, TMCC, TCPR, and other Toyota affiliates entered into a $5.0 billion three year syndicated bank credit facility pursuant to a Three Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The Three Year Credit Agreement may be used for general corporate purposes.  This facility remained undrawn as of March 31, 2011.

Five Year Credit Agreement

In March 2011, TMCC, TCPR, and other Toyota affiliates entered into a $3.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes.  This facility remained undrawn as of March 31, 2011.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2011, we entered into a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents are contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $4.0 billion.  This revolving facility allows us to obtain term funding up to the renewal date.  Any portion of the facility that is not renewed is repaid as the underlying assets amortize.  We obtained $4.0 billion in initial funding and approximately $330 million in subsequent funding through this facility during fiscal 2011.  As of March 31, 2011, this facility was fully drawn.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Credit Agreements

TMCC has committed bank credit facilities totalling $1 billion which matures in fiscal year 2013.  These agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2011.

We are in compliance with the covenants and conditions of the credit agreements described above.

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC, TMC has agreed to:

•	maintain 100 percent ownership of TFSC;

•
cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any tangible assets) of at least JPY 10 million, equivalent to $120,294 at March 31, 2011; and

•
make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

The agreement is not a guarantee by TMC of any securities or obligations of TFSC.  TMC’s obligations under the credit support agreement rank pari passu with TMC’s senior unsecured debt obligations.  Either party may terminate the agreement upon 30 days written notice to the other party.  However, such termination cannot take effect until or unless (1) all Securities issued on or prior to the date of the termination notice have been repaid or (2) each rating agency that, upon the request of TMC or TFSC, has issued a rating in respect of TFSC or any Securities has confirmed to TFSC that the debt ratings of all such Securities will be unaffected by such termination.  In addition, with certain exceptions, the agreement may be modified only by the written agreement of TMC and TFSC, and no modification or amendment can have any adverse effect upon any holder of any Securities outstanding at the time of such modification or amendment.  The agreement is governed by, and construed in accordance with, the laws of Japan.

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

The agreement is not a guarantee by TFSC of any TMCC Securities or other obligations of TMCC.  The agreement contains termination and modification provisions that are similar to those in the agreement between TMC and TFSC as described above.  The agreement is governed by, and construed in accordance with, the laws of Japan.  TMCC Securities do not include the securities issued by securitization trusts in connection with TMCC’s securitization programs or any indebtedness under TMCC’s credit facilities or term loan agreements.

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

In addition, TMCC and TFSC are parties to a credit support fee agreement which requires TMCC to pay to TFSC a fee which is based upon the weighted average outstanding amount of TMCC Securities entitled to credit support.

TCPR is the beneficiary of a credit support agreement with TFSC containing the same provisions as the credit support agreement between TFSC and TMCC but pertaining to TCPR bonds, debentures, notes and other investment securities and commercial paper (collectively, “TCPR Securities”). Holders of TCPR Securities have the right to claim directly against TFSC and TMC to perform their respective obligations as described above.  This agreement is not a guarantee by TFSC of any securities or other obligations of TCPR.  TCPR has agreed to pay TFSC a fee which is based upon the weighted average outstanding amount of TCPR Securities entitled to credit support.

DERIVATIVE INSTRUMENTS

Risk Management Strategy

We use derivatives as part of our risk management strategy to hedge against changes in interest rate and foreign currency risks.  We manage these risks by entering into derivative transactions with the intent to minimize fluctuations in earnings, cash flows and fair value adjustments of assets and liabilities caused by market volatility.

Our derivative activities are authorized and monitored by our Asset-Liability Committee (“ALCO”), which provides a framework for financial controls and governance to manage market risks.  We use internal models for analyzing and incorporating data from internal and external sources in developing various hedging strategies.  We incorporate the resulting hedging strategies into our overall risk management strategies.

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets.  We hedge the risks inherent in these fixed rate and foreign currency denominated liabilities by entering into pay float interest rate swaps, foreign currency swaps, and foreign currency forwards, which effectively convert our obligations into U.S. dollar-denominated, 3-month LIBOR-based payments.  Gains and losses on these derivatives are recorded in interest expense in our Consolidated Statement of Income.

Our assets consist primarily of U.S. dollar-denominated, fixed-rate receivables.  Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  We use pay fixed interest rate swaps and caps, executed on a portfolio basis, to manage the interest rate risk of these assets.  Our resulting asset-liability profile is consistent with the overall risk management strategy directed by the Asset-Liability Committee.  Gains and losses on these derivatives are recorded in interest expense in our Consolidated Statement of Income.

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

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative.  Changes in the fair value of the bifurcated embedded derivative or the entire hybrid financial instrument are reported in interest expense in the Consolidated Statement of Income.  Refer to Note 1 – Summary of Significant Accounting Policies and Note 8 –Derivatives, Hedging Activities and Interest Expense of the Notes to the Consolidated Financial Statements for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	March 31, 2011	March 31, 2010
Derivative assets	$3,476	$1,876
Less: Collateral held, net 1	(2,563)	(1,285)
Derivative assets, net of collateral	913	591
Less: Counterparty credit valuation adjustment	(12)	(10)
Derivative assets, net of collateral and credit adjustment	$901	$581
Embedded derivative assets	$1	$4

Derivative liabilities	$152	$594
Less: Collateral posted, net 1	-	(57)
Derivative liabilities, net of collateral	152	537
Less: Our own non-performance credit valuation adjustment	(1)	(4)
Derivative liabilities, net of collateral
and non-performance credit valuation adjustment	$151	$533
Embedded derivative liabilities	$52	$34

1
Represents cash received or deposited under reciprocal collateral arrangements that we have entered into with our derivative counterparties. Refer to the “Counterparty Credit Risk” section for more details.

The increase in derivative assets and decrease in derivative liabilities as of March 31, 2011 compared to March 31, 2010, are primarily the result of the weakening of the U.S. dollar relative to certain other currencies in which our foreign currency swaps are denominated.  Refer to the “Interest Expense” section above for further discussion.

OFF-BALANCE-SHEET ARRANGEMENTS

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

Lending Commitments

We extend term loans and revolving lines of credit to vehicle and industrial equipment dealers for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and usually are guaranteed by the personal or corporate guarantees of the dealer principals or dealerships.  We also provide financing to various multi-franchise dealer organizations, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities according to the risks assumed in entering into the credit facility and competitive factors.  Approximately one percent of these lending commitments at March 31, 2011 is unsecured.  In addition, at March 31, 2011 and 2010, respectively, we had $9.4 billion and $9.5 billion of wholesale financing demand note facilities not considered to be commitments.  We have also extended credit facilities to affiliates as described in Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 15 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2011, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2011 and 2010, no amounts have been recorded under these indemnification provisions.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  Aggregate contractual obligations and credit-related commitments in existence at March 31, 2011 are summarized as follows (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt 1	$77,282	$44,722	$15,410	$11,104	$6,046
Estimated interest payments for debt 2	5,700	1,578	1,791	1,256	1,075
Estimated net (receipts) under
interest rate swap agreements2	(4,148)	(1,671)	(1,199)	(533)	(745)
Lending commitments 3	6,189	6,189	-	-	-
Premises occupied under lease	90	18	31	21	20
Purchase obligations 4	54	39	13	2	-
Total	$85,167	$50,875	$16,046	$11,850	$6,396

1
Debt reflects the remaining principal obligation.  Foreign currency debt principal is based on current exchange rates as of March 31, 2011.  Excludes unamortized premium/discount of $383 million and fair value adjustments of $1,409 million.  Includes an adjustment of $1,026 million to present principal amounts for foreign currency debt in fair value hedging relationships at current exchange rates.

2	Interest payments for debt and swap agreements payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2011.
3
Lending commitments represent term loans and revolving lines of credit we extended to vehicle and industrial equipment dealers and affiliates.  Of the amount shown above, $5.2 billion was outstanding as of March 31, 2011.  The amount shown above excludes $9.4 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2011, of which $6.3 billion was outstanding at March 31, 2011.  The above lending commitments have various expiration dates.

4
Purchase obligations represent fixed or minimum payment obligations under supplier contracts.  The amounts included herein represent the minimum contractual obligations in certain situations; however, actual amounts incurred may be substantially higher depending on the particular circumstance, including in the case of information technology contracts, the amount of usage once we have implemented it.  Contracts that do not specify fixed payments or provide for a minimum payment are not included.  Certain contracts noted herein contain voluntary provisions under which the contract may be terminated for a specified fee, ranging up to $1.3 million, depending upon the contract.

NEW ACCOUNTING GUIDANCE

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

Determination of the Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses as of the balance sheet date on our earning assets resulting from the failure of customers or dealers to make required payments.  The level of credit losses is influenced by two factors: default frequency and loss severity.  For evaluation purposes, exposures to credit losses are segmented into the two primary categories of “consumer” and “dealer”.  Our consumer portfolio is further segmented into retail finance receivables and lease earning assets, both of which are characterized by smaller contract balances than our dealer portfolio and homogenous populations.  Our dealer portfolio consists of loans related to dealer financing.  The overall allowance is evaluated at least quarterly, considering a variety of assumptions and factors to determine whether reserves are considered adequate to cover probable and estimable losses as of the balance sheet date.  For further discussion of the accounting treatment of our allowance for credit losses, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Nature of Estimates and Assumptions Required

The evaluation of the appropriateness of the allowance for credit losses and our exposure to credit losses involves estimates and requires significant judgment.

Consumer Portfolio

The consumer portfolio is evaluated using methodologies such as roll rate, credit risk grade/tier, and vintage analysis.  We review and analyze external factors, such as changes in economic conditions, actual or perceived quality, safety and reliability of Toyota and Lexus vehicles, unemployment levels, the used vehicle market, and consumer behavior.  In addition, internal factors, such as purchase quality mix and operational changes are considered in the review.  The majority of our credit losses is related to our consumer portfolio.

Dealer Portfolio

The dealer portfolio is evaluated by first aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by either vehicles and industrial equipment, real estate or dealership assets, or unsecured).  The dealer pools are then analyzed using an internally developed risk rating.  In addition, field operations management and our special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  If impaired loans are identified, specific reserves are established as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The expected loss severity and default frequency on the vehicle retail and lease portfolios represent two of the key assumptions involved in determining the allowance for credit losses.  Holding other estimates constant, a 10 percent increase or decrease in either the estimated loss severity or the estimated default frequency on the vehicle retail installment sales and lease portfolios would have resulted in a change in the allowance for credit losses of $74 million as of March 31, 2011.

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

The vehicle lease return rate represents the number of end-of-term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us. In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us. A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.  At March 31, 2011, holding other estimates constant, if the return rate for our existing portfolio of leased vehicles were to increase by one percentage point from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $14 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

End-of-term market values determine the amount of loss severity at lease maturity.  Loss severity is the extent to which the end-of-term market value of a leased vehicle is less than the estimated residual value.  We may incur losses to the extent the end-of-term market value of a leased vehicle is less than the estimated residual value.  At March 31, 2011, holding other estimates constant, if end-of-term market values for returned units of leased vehicles were to decrease by one percent from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $54 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

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

During fiscal 2011, no material changes were made to the valuation models. For a description of the assets and liabilities carried at fair value and the controls over valuation, refer to Note 2 - Fair Value Measurements of the Notes to the Consolidated Financial Statements.

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

We manage our exposure to certain market risks through our regular operating and financing activities and when deemed appropriate, through the use of derivative instruments.   These instruments are used to manage underlying exposures; we do not use derivatives for trading, market making or speculative purposes.  Refer to “Derivative Instruments” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information on risk management strategies, corporate governance and derivatives usage.

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

Sensitivity Analysis

We use sensitivity simulations to assess and manage interest rate risk.  Our simulations allow us to analyze the sensitivity of our existing portfolio as well as the expected sensitivity of our new business.  We measure the potential volatility in our net interest cash flows and manage our interest rate risk by assessing the dollar impact given a 100 basis point increase or decrease in the implied yield curve.  ALCO reviews the amount at risk and prescribes steps, if needed, to mitigate our exposure.

Sensitivity Model Assumptions

Interest rate scenarios were derived from implied forward curves based on market expectations.  Internal and external data sources were used for the reinvestment of maturing assets, refinancing of maturing debt and replacement of maturing derivatives.  The prepayment of retail and lease receivables was based on our historical experience and attrition projections, voluntary or involuntary.   We monitor our balance sheet positions, economic trends and market conditions, internal forecasts and expected business growth in an effort to maintain the reasonability of the sensitivity model.

The table below reflects the potential 12-month change in pre-tax cash flows based on hypothetical movements in future market interest rates.  The sensitivity analysis assumes instantaneous, parallel shifts in interest rate yield curves.  These interest rate scenarios do not represent management’s view of future interest rate movements.  In reality, interest rates are rarely instantaneous or parallel and rates could move more or less than the rate scenarios reflected in the table below.  In situations where existing interest rates are below one percent, the assumption of a 100 basis point decrease in interest rates is subject to a floor of zero percent.

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2011	$7.90	$0.20
March 31, 2010	$4.90	$(28.20)

Our net interest cash flow sensitivity results show an asset sensitive position at both March 31, 2011 and March 31, 2010.  We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement such strategies to protect our net interest margins from the potential negative effects of changes in interest rates.  We have established risk limits to monitor and control our exposures.  Our current exposure is considered within tolerable limits.

Foreign currency risk

Foreign currency risk represents exposure to changes in the values of our current holdings and future cash flows denominated in other currencies.   To meet our funding objectives, we issue fixed and floating rate debt denominated in a number of different currencies. Our policy is to minimize exposures to changes in foreign exchange rates. Currency exposure related to foreign currency debt is hedged at issuance through the execution of foreign currency swaps and forwards which effectively convert our obligations on foreign denominated debt into U.S. dollar denominated 3-month LIBOR based payments.  As a result, our current exposure to foreign currency risk is minimal.

Our debt is accounted for at amortized cost in our Consolidated Balance Sheet. We may elect to designate our debt in hedge accounting relationships for changes in interest rate risk, foreign currency risk or both. If our debt is designated as hedged, we adjust the carrying value of our debt to reflect changes in the fair value attributable to interest and foreign currency risks with an offsetting amount recorded in interest expense in the Consolidated Statement of Income. Additionally, we also recognize changes in the fair value of derivatives designated as hedges in interest expense in the Consolidated Statement of Income.

If we elect not to designate our debt in hedge accounting relationships, it is initially translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance sheet date using the exchange rate in effect at that date. The associated foreign currency swaps are recorded at fair value.

Investment Securities Portfolio

Our investment securities portfolio is exposed to foreign currency risk related to fixed income mutual funds.  We do not enter into derivatives to modify risks associated with our investment securities portfolio.

As of March 31, 2011 and 2010, the total fair value of fixed income mutual funds exposed to foreign currency risk was $45 million and $17 million, respectively.

Counterparty Credit Risk

We manage counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivatives counterparties to which we had credit exposure at March 31, 2011 were assigned investment grade ratings by a credit rating organization.  In addition, we require counterparties that are or become rated BBB+ or lower to fully collateralize their net derivative exposures with us.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

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

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below (dollars in millions):

	March 31,
(Dollars in millions)	2011	2010
Credit Rating
AA	$497	$258
A	379	333
BBB	37	-
Total net counterparty credit exposure1	$913	$591

1	Amounts exclude counterparty credit valuation adjustments of $12 million and $10 million at March 31, 2011 and March 31, 2010, respectively.

The increase in net counterparty credit exposure is primarily correlated to the increase in our derivative assets at March 31, 2011 as compared to March 31, 2010.  This increase is primarily the result of the weakening of the U.S. dollar relative to certain other currencies in which our currency swaps are denominated.   Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Interest Expense” for further discussion.

At March 31, 2011, we recorded a credit valuation adjustment of $12 million related to non-performance risk of our counterparties and a credit valuation adjustment of $1 million on our own non-performance risk.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers.  Changes in economic conditions may expose us to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults.

The following tables summarize our fixed income holding distribution as of March 31, 2011 and 2010 by market value and credit rating (dollars in millions):

	As of March 31, 2011
			Distribution by credit rating
	Amortized	Fair					BB
Fixed income security category	cost	value	AAA	AA	A	BBB	or below
Fixed income mutual funds	$1,834	$1,835	$1,193	$232	$352	$58	$-
Asset backed securities	22	22	22	-	-	-	-
Mortgage backed securities	101	103	94	2	-	-	7
U.S. treasury and
government agency debt	96	95	92	2	1	-	-
Certificates of deposit and
commercial paper	2,205	2,206	-	654	1,552	-	-
Corporate debt securities	121	126	3	13	59	37	14
Municipal debt securities	15	15	5	5	5	-	-
Foreign government debt
securities	5	5	5	-	-	-	-
Total	$4,399	$4,407	$1,414	$908	$1,969	$95	$21
	As of March 31, 20101
			Distribution by credit rating
	Amortized	Fair					BB
Fixed income security category	cost	value	AAA	AA	A	BBB	or below
Fixed income mutual funds	$1,106	$1,147	$-	$766	$322	$-	$59
Asset backed securities	635	644	594	-	50	-	-
Mortgage backed securities	143	151	139	-	6	-	6
U.S. treasury and
government agency debt	49	49	49	-	-	-	-
Certificates of deposit and
commercial paper	50	50	-	50	-	-	-
Corporate debt securities	89	93	11	-	41	39	2
Municipal debt securities	6	6	-	3	3	-	-
Foreign government debt	22	22	13	9	-	-	-
securities
Total	$2,100	$2,162	$806	$828	$422	$39	$67
1	Prior period amounts have been reclassified to conform to the current period presentation.

Equity Price Risk

We are exposed to equity price risk related to equity investments included in our investment portfolio.  These investments, classified as available-for-sale in our Consolidated Balance Sheet, consist primarily of passively managed equity mutual funds that are designed to track the performance of major equity market indices.  Any changes in fair value are reported in other comprehensive income, which includes the unrealized gain (loss) on marketable securities.  Fair market values of the equity investments are primarily determined using quoted market prices.

A summary of the unrealized gains and losses on equity investments assuming a 10 percent and 20 percent adverse change in market prices is presented below.  Unrealized gains and losses are included in other comprehensive income in the Consolidated Statement of Shareholder’s Equity (dollars in millions):

	March 31,
	2011	2010
Cost	$259	$252
Fair market value	$415	$359
Unrealized gain, net of tax	$95	$65
With estimated 10 percent adverse change, net of tax	$70	$43
With estimated 20 percent adverse change, net of tax	$44	$22

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) at March 31, 2011 and March 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
June 2, 2011

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Fiscal years ended March 31,
(Dollars in millions)	2011	2010	2009
Financing revenues:
Operating lease	$4,888	$4,739	$4,925
Retail	2,791	3,086	3,317
Dealer	385	338	558
Total financing revenues	8,064	8,163	8,800

Depreciation on operating leases	3,353	3,564	4,176
Interest expense	1,614	2,023	2,956
Net financing revenues	3,097	2,576	1,668

Insurance earned premiums and contract revenues	543	452	421
Investment and other income, net	236	228	11
Net financing revenues and other revenues	3,876	3,256	2,100

Expenses:
Provision for credit losses	(433)	604	2,160
Operating and administrative	1,059	760	799
Insurance losses and loss adjustment expenses	247	213	193
Total expenses	873	1,577	3,152

Income (loss) before income taxes	3,003	1,679	(1,052)
Provision for (benefit from) income taxes	1,150	616	(429)

Net income (loss)	$1,853	$1,063	$(623)

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	March 31, 2011	March 31, 2010
ASSETS

Cash and cash equivalents	$6,830	$4,343
Restricted cash	705	173
Investments in marketable securities	4,822	2,521
Finance receivables, net	57,736	55,087
Investments in operating leases, net	19,041	17,151
Other assets	2,570	1,918
Total assets	$91,704	$81,193

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$77,282	$69,179
Deferred income taxes	4,424	3,290
Other liabilities	3,142	3,451
Total liabilities	84,848	75,920

Commitments and contingencies (See Note 15)

Shareholder's equity:
Capital stock, no par value and $10,000 par value (100,000 shares authorized; 91,500 issued and outstanding) at March 31, 2011
and 2010, respectively	915	915
Additional paid-in-capital	1	1
Accumulated other comprehensive income	100	104
Retained earnings	5,840	4,253
Total shareholder's equity	6,856	5,273
Total liabilities and shareholder's equity	$91,704	$81,193

The following table presents the assets of consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the consolidated balance sheet above.

(Dollars in millions)	March 31, 2011
ASSETS
Finance receivables, net	$11,317
Total assets	$11,317

LIABILITIES
Debt	$10,626
Other liabilities	3
Total liabilities	$10,629

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in capital	(loss) income	earnings	Total

BALANCE AT MARCH 31, 2008	$915	$-	$-	$3,865	$4,780

Net loss for the year ended
March 31, 2009	-	-	-	(623)	(623)
Net unrealized loss on available-for-sale
marketable securities, net of tax benefit
of $38 million	-	-	(64)	-	(64)
Reclassification adjustment for net loss
included in net income, net of tax benefit
of $0	-	-	1	-	1
Total comprehensive income	-	-	(63)	(623)	(686)
Effects of accounting change regarding
pension plan measurement date	-	-	-	(2)	(2)
Stock based compensation	-	1	-	-	1
BALANCE AT March 31, 2009	$915	$1	$(63)	$3,240	$4,093

Net income for the year ended
March 31, 2010	-	-	-	1,063	1,063
Net unrealized gain on available-for-sale
marketable securities, net of tax provision
of $95 million	-	-	154	-	154
Reclassification adjustment for net loss
included in net income, net of tax benefit
of $8 million	-	-	13	-	13
Total comprehensive income	-	-	167	1,063	1,230
Dividends	-	-	-	(50)	(50)
BALANCE AT March 31, 2010	$915	$1	$104	$4,253	$5,273

Net income for the year ended
March 31, 2011	$-	$-	$-	$1,853	$1,853
Net unrealized gain on available-for-sale
marketable securities, net of tax provision
of $3 million	-	-	4	-	4
Reclassification adjustment for net gain
included in net income, net of tax provision
of $5 million	-	-	(8)	-	(8)
Total comprehensive income	-	-	(4)	1,853	1,849
Dividends	-	-	-	(266)	(266)
BALANCE AT March 31, 2011	$915	$1	$100	$5,840	$6,856

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal years ended March 31,
(Dollars in millions)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,853	$1,063	$(623)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,428	3,683	4,316
Recognition of deferred income	(1,251)	(1,032)	(1,014)
Provision for credit losses	(433)	604	2,160
Amortization of deferred costs	541	447	480
Foreign currency and other adjustments to the carrying value of debt, net	1,767	2,410	(3,599)
Net (gain) loss from sale of marketable securities	(47)	(15)	11
Other-than-temporary impairment on marketable securities	-	7	181
Net change in:
Restricted cash	(532)	(173)	-
Derivative assets	(317)	(411)	1,359
Other assets (Note 9) and accrued income	(49)	151	120
Deferred income taxes	1,136	733	(626)
Derivative liabilities	(364)	(774)	241
Other liabilities	39	110	(295)
Net cash provided by operating activities	5,771	6,803	2,711
Cash flows from investing activities:
Purchase of investments in marketable securities	(5,695)	(1,097)	(2,163)
Proceeds from sales of investments in marketable securities	1,917	786	1,346
Proceeds from maturities of investments in marketable securities	1,517	260	285
Acquisition of finance receivables (excluding wholesale)	(23,294)	(21,196)	(23,350)
Collection of finance receivables (excluding wholesale)	21,765	20,554	20,857
Net change in wholesale receivables	(484)	(189)	1,839
Acquisition of investments in operating leases	(10,112)	(7,241)	(7,626)
Disposals of investments in operating leases	5,479	4,805	4,144
Advances to affiliates (Note 16)	(2,815)	(2,313)	(6,733)
Repayments from affiliates (Note 16)	2,468	3,269	6,159
Other, net	(32)	(25)	(24)
Net cash used in investing activities	(9,286)	(2,387)	(5,266)
Cash flows from financing activities:
Proceeds from issuance of debt	21,879	11,833	22,925
Payments on debt	(16,096)	(21,595)	(18,777)
Net change in commercial paper	469	1,477	1,996
Advances from affiliates (Note 16)	33	2,001	2,003
Repayments to affiliates (Note 16)	(17)	(37)	(30)
Dividends paid to TFSA (Note 16)	(266)	(50)	-
Net cash provided by (used in) financing activities	6,002	(6,371)	8,117
Net increase (decrease) in cash and cash equivalents	2,487	(1,955)	5,562
Cash and cash equivalents at the beginning of the period	4,343	6,298	736
Cash and cash equivalents at the end of the period	$6,830	$4,343	$6,298
Supplemental disclosures:
Interest paid	$1,733	$2,124	$2,647
Income taxes paid (received), net	$35	$(207)	$(3)

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

Our primary finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus vehicle dealers.  As of March 31, 2011, approximately 20 percent of vehicle retail contracts and lease assets were concentrated in California, 10 percent in Texas, 8 percent in New York, and 6 percent in New Jersey.  Our insurance operations are located in the U.S.  As of March 31, 2011, approximately 23 percent of insurance policies and contracts were concentrated in California, 7 percent in New York and 6 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Basis of Presentation

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of TMCC, its wholly-owned subsidiaries and all variable interest entities (“VIE”) of which we are the primary beneficiary.  All intercompany transactions and balances have been eliminated.

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest.  The primary beneficiary of a VIE is the party with both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE.

To assess whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider all the facts and circumstances including our role in establishing the VIE and our ongoing rights and responsibilities.  This assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities.  In general, the party that makes the most significant decisions affecting the VIE is determined to have the power to direct the activities of a VIE.  To assess whether we have the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE, we consider all of our economic interests, including debt and equity interests, servicing rights and fee arrangements, and any other variable interests in the VIE.  In general, if we determine that we are the party with the power to make the most significant decisions affecting the VIE, and we have a potentially significant interest in the VIE, then we consolidate the VIE.

We perform ongoing reassessments, usually quarterly, of whether we are the primary beneficiary of a VIE.  The reassessment process considers whether we have acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances.  We also reconsider whether entities previously determined not to be VIEs have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Retail Contracts and Dealer Financing Revenues

Revenues associated with retail contracts and dealer financing are recognized so as to approximate a level rate of return over the contract term.  Incremental direct costs incurred in connection with the acquisition of retail contracts and dealer financing receivables, including incentive and rate participation payments made to vehicle dealers, are capitalized and amortized so as to approximate a level rate of return over the term of the related contracts.  Payments received on affiliate sponsored special rate programs (“subvention”) are deferred and recognized so as to approximate a level rate of return over the term of the related contracts.

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

Insurance Earned Premiums and Contract Revenues

Revenues from providing coverage under various contractual agreements are recognized over the term of the coverage in relation to the timing and level of anticipated claims and administrative expenses.  Revenues from insurance policies, net of premiums ceded to reinsurers, are earned over the terms of the respective policies in proportion to the estimated loss development. Management relies on historical loss experience as a basis for establishing earnings factors used to recognize revenue over the term of the contract or policy.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

The portion of premiums and contract revenues applicable to the unexpired terms of the agreements is recorded as unearned insurance premiums and contract revenues.  Agreements sold range in term from 3 to 120 months.  Certain costs of acquiring new business, consisting primarily of dealer commissions and premium taxes, are deferred and amortized over the term of the related policies on the same basis as revenues are earned.

Service commissions and fees are recognized over the term of the coverage in relation to the timing of services performed.  The effect of subsequent cancellations is recorded as an offset to unearned insurance premiums and contract revenues.

Depreciation on Operating Leases

Depreciation on vehicle operating leases is recognized using the straight-line method over the lease term, typically two to five years.  The depreciable basis is the original cost of the vehicle less the estimated residual value of the vehicle at the end of the lease term.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses on our earning assets resulting from the failure of customers or dealers to make contractual payments. Management evaluates the allowance at least quarterly, considering a variety of factors and assumptions to determine whether the allowance is considered adequate to cover probable and estimable losses incurred as of the balance sheet date. The allowance for credit losses is management’s estimate of the amount of probable incurred credit losses in our existing finance receivables and investment in operating leases portfolios.

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

We evaluate the dealer portfolio by first aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by either vehicles and industrial equipment, real estate or dealership assets, or unsecured).  We then analyze dealer pools using an internally developed risk rating.  In addition, field operations management and our special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  If impaired loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

Accounting for the Allowance for Credit Losses and Impaired Receivables

The majority of the allowance for credit losses covers estimated losses on the retail loan portfolio segment, the commercial portfolio segment and the investment in operating lease contracts, which are collectively evaluated for impairment.  The retail loan portfolio segment and the commercial portfolio segment are collectively referred to as the homogeneous portfolio segments.  The remainder of the allowance for credit losses covers the estimated losses on the dealer products portfolio segment.  In addition, we establish specific reserves to cover the estimated losses on individual impaired loans (including loans modified in a troubled debt restructuring) within the dealer products portfolio segment.  We also maintain specific reserves on the homogeneous portfolio segments for groups of accounts, if any, modified under specific programs that meet the criteria for a troubled debt restructuring.

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

Accruals for unpaid losses, losses incurred but not reported, and loss adjustment expenses are included in other liabilities in the Consolidated Balance Sheet.  Estimated liabilities are reviewed regularly and we recognize any adjustments in the periods in which they are determined.  If anticipated losses, loss adjustment expenses, unamortized acquisition and maintenance costs exceed the recorded unearned premium, a premium deficiency is recognized by first charging any unamortized acquisition costs to expense and then by recording a liability for any excess deficiency.

Cash and Cash Equivalents

Cash equivalents, consisting primarily of money market instruments and debt securities, represent highly liquid investments with maturities of three months or less at purchase.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Restricted Cash

Restricted cash represents customer collections on securitized receivables to be distributed to investors as payments on the related secured debt and certain reserve deposits held for securitization trusts.

Investments in Marketable Securities

Investments in marketable securities consist of debt and equity securities.  Debt and equity securities designated as available-for-sale (“AFS”) are carried at fair value using quoted market prices where available with unrealized gains or losses included in Accumulated Other Comprehensive Income (“AOCI”), net of applicable taxes in the Consolidated Statement of Shareholder’s Equity.  We use the specific identification method to determine realized gains and losses related to our investment portfolio.  Realized investment gains and losses are reflected in Investment and Other Income in the Consolidated Statement of Income.

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

OTTI Evaluation

An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.   Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI.  We conduct periodic reviews of securities in unrealized loss positions for the purpose of evaluating whether the impairment is other-than-temporary.

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

For equity and debt securities, we also consider our intent and ability to hold the security for a period of time sufficient for recovery of fair value.  Where we lack that intent or ability, the equity security’s decline in fair value is deemed to be other-than-temporary and is recorded in earnings.  For debt securities that we do not intend to sell or with respect to which it is more likely than not that we will not be required to sell, we also evaluate expected cash flows to be received to determine whether a credit loss has occurred.  In the event of a credit loss, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in AOCI.  For debt securities that we intend to sell or where it is more likely than not that we will be required to sell, the credit loss is recorded in earnings.

Finance Receivables

We record our finance receivables, which consist of the dealer products portfolio segment and homogeneous portfolio segments, at an amount comprised of the recorded investment (unpaid principal balance plus accrued interest less charge-offs against the allowance for credit losses, if any) net of the allowance for credit losses, unearned income and any deferred origination costs.

Impaired Receivables

For all classes of finance receivables within the dealer products portfolio segment, a receivable account balance is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due (including principal and interest) according to the terms of the contract.  Factors such as payment history, compliance with terms and conditions of the underlying loan agreement and other subjective factors related to the financial stability of the borrower are considered when determining whether a loan is impaired.  Impaired receivables include certain nonaccrual dealer products portfolio segment receivables for which a specific reserve has been assessed based on either discounted cash flows, market value, or fair value of the underlying collateral.  Impaired receivables are excluded from the loan risk pool used to determine the allowance for credit losses.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Investments in Operating Leases

We record our investments in operating leases at acquisition cost, less accumulated depreciation and net of the allowance for credit losses, deferred income and deferred origination fees.

Nonaccrual Policy

Investments in operating leases are not placed on nonaccrual status when principal or interest is 90 days or more past due.  Rather, these accounts are charged off when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first.  Prior to the fourth quarter of 2010, an account was considered contractually delinquent when it was 150 days past due.  Beginning with the fourth quarter of 2010, we changed our charge-off policy from 150 to 120 days past due.

Determination of Residual Value

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

Debt Issuance Costs

Costs that are direct and incremental to debt issuance are capitalized and amortized to interest expense on a level yield basis over the contractual term of the debt.  All other costs related to debt issuance are expensed as incurred.

Fair Value Measurement – Definition and Hierarchy

The accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  This guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs by requiring that observable inputs be used when available.  Fair value should be based on assumptions that market participants would use, including a consideration of nonperformance risk.  The guidance describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted (unadjusted) prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.  Examples of assets currently utilizing Level 1 inputs are most U.S. government securities, actively exchange-traded equity mutual funds, and money market funds.

Level 2:  Quoted prices in active markets for similar assets and liabilities, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.  Examples of assets and liabilities currently utilizing Level 2 inputs are certificates of deposits, commercial paper, U.S. government agency securities, corporate debt securities, most mortgage-backed and asset-backed securities, private placement investments in fixed income mutual funds, and most over-the-counter derivatives.

Level 3:  Unobservable inputs that are supported by little or no market activity may require significant judgment in order to determine the fair value of the assets and liabilities.  Examples of assets and liabilities currently utilizing Level 3 inputs are structured over-the-counter derivatives with limited activity or less transparency around inputs to the valuation.

The use of observable and unobservable inputs is reflected in the fair value hierarchy assessment disclosed in the tables within this document.  The availability of observable inputs can vary based upon the financial instrument and other factors, such as instrument type, market liquidity and other specific characteristics particular to the financial instrument.  To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires additional judgment by management. The degree of management’s judgment can result in financial instruments being classified as or transferred to the Level 3 category.

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

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.

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

We use the “long-haul” method of assessing effectiveness for our fair value hedges, except for certain types of existing hedge relationships that meet stringent criteria where we apply the shortcut method.  The shortcut method provides an assumption of zero ineffectiveness that results in equal and offsetting changes in fair value in the Consolidated Statement of Income for both the hedged debt and the hedge accounting derivative. When the shortcut method is not applied, any ineffective portion of the derivative that is designated as a fair value hedge is recognized as a component of interest expense in the Consolidated Statement of Income.  We recognize changes in the fair value of derivatives designated in fair value hedging relationships (including foreign currency fair value hedging relationships) in interest expense in the Consolidated Statement of Income along with the fair value changes of the related hedged item.

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

We will also discontinue the use of hedge accounting if a derivative is sold, terminated, or if management determines that designating a derivative under hedge accounting is no longer appropriate (“de-designated derivatives”).  De-designated derivatives are included within the category of non-hedge accounting derivatives.

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

Foreign Currency Transactions

Certain transactions we have entered into, primarily related to debt, are denominated in foreign currencies.  If the debt is not in a hedge accounting relationship, the debt is translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance sheet date using the exchange rate in effect at that date.  Gains and losses related to foreign currency transactions, primarily debt, are included in interest expense in the Consolidated Statement of Income.  Payments on debt in the Consolidated Statement of Cash Flows include repayment of principal and the net amount of exchange of notional on currency swaps that economically hedge these transactions.  Proceeds from issuance of debt in the Consolidated Statement of Cash Flows include both the proceeds from the initial issuance of debt and the net amount of exchange of notional on currency swaps that economically hedge these transactions.

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

New Accounting Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on fair value measurement and disclosure requirements.  The guidance generally clarifies the application of existing requirements on topics including the concepts of highest and best use and valuation premise, measuring the fair value of instruments classified in shareholder’s equity, and disclosing quantitative information about the unobservable inputs used in the measurement of instruments categorized within Level 3 of the fair value hierarchy.  Additionally, the guidance includes changes on topics such as measuring the fair value of financial instruments that are managed within a portfolio and additional disclosure for fair value measurements categorized within Level 3 of the fair value hierarchy.  This accounting guidance is effective for us on January 1, 2012.  We are currently evaluating the effect that adoption of this guidance will have on our consolidated financial condition and results of operations.

In April 2011, the FASB issued accounting guidance that removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  It also removes the collateral maintenance implementation guidance related to this criterion.  This accounting guidance is effective for us on January 1, 2012 and is not expected to have a material impact on our consolidated financial condition or results of operations.

In April 2011, the FASB issued accounting guidance that clarifies whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a loan modification constitutes a troubled debt restructuring.  This accounting guidance also supersedes previous accounting guidance that temporarily delayed the effective date for disclosures about troubled debt restructurings as part of the credit quality of finance receivables and the allowance for credit losses disclosures.  This accounting guidance is effective for us for the quarter ending September 30, 2011, with retrospective application back to April 1, 2011, and is not expected to have a material impact on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

In October 2010, the FASB issued accounting guidance on the capitalization of costs relating to the acquisition or renewal of insurance contracts. This accounting guidance was effective for us on April 1, 2012 with early adoption permitted.  We early adopted the accounting guidance on April 1, 2011 and it did not have a material impact on our consolidated financial condition or results of operations.

In October 2009, the FASB issued accounting guidance that sets forth the requirements that must be met for a company to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. This accounting guidance was effective for us on April 1, 2011 and did not have a material impact on our consolidated financial condition or results of operations.

In October 2009, the FASB issued accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality. The accounting guidance more closely reflects the underlying economics of these transactions. This accounting guidance was effective for us on April 1, 2011 and did not have a material impact on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Guidance

In December 2010, we adopted new FASB accounting guidance requiring additional disclosures about the credit quality of finance receivables and the allowance for credit losses.  The new disclosures provide transparency regarding the nature of credit risk inherent in finance receivables, how credit risk is analyzed and assessed in arriving at the allowance for credit losses, as well as the reasons for changes in the allowance for credit losses.  The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

In April 2010, we adopted new FASB accounting guidance for transfers of financial assets.  The new accounting guidance removes the concept of a qualifying special purpose entity and revises the accounting criteria for transfer of financial assets to be considered a sale.  The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

In April 2010, we adopted new FASB accounting guidance on consolidation of variable interest entities.  The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

In March 2010, we adopted new FASB accounting guidance requiring disclosure of gross transfers in and out of Level 3 as well as transfers between Levels 1 and 2 of the fair value hierarchy.  The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

In January 2010, we adopted new FASB accounting guidance that addresses the accounting and reporting for an entity that experiences a decrease in ownership of a subsidiary, including the deconsolidation of a subsidiary and the exchange of assets for an equity interest in another entity.  The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

In October 2009, we adopted new FASB accounting guidance which provided clarification that, in the absence of a quoted price for a liability, companies may apply methods that use the quoted price of an investment traded as an asset or other valuation techniques consistent with the fair-value measurement principle. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

In July 2009, we adopted new FASB accounting guidance The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”) as the single source of authoritative accounting guidance for public companies. The Codification did not change generally accepted accounting principles but rather enhanced the way accounting principles are organized. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

In April 2009, we adopted new FASB accounting guidance requiring disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, we adopted new FASB additional accounting guidance for OTTI to improve the consistency in the timing of impairment recognition, as well as provide greater clarity to investors about credit and non-credit components of impaired debt securities that are not expected to be sold. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.  Upon adoption we did not record a transition adjustment for securities held at March 31, 2009 that were previously considered other-than-temporarily impaired as we intended to sell or believed it was more likely that we would be required to sell the securities for which we had previously recognized OTTI.

In April 2009, we adopted new FASB accounting guidance which primarily addressed the measurement of fair value of financial assets and liabilities when there is no active market or where the price inputs being used could be indicative of distressed sales. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

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

Derivatives

As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter for valuation purposes.  All of our derivative counterparties to which we had credit exposure at March 31, 2011 were assigned investment grade ratings by a credit rating organization.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)
The following tables summarize our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and March 31, 2010, by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

As of March 31, 2011
	Fair value measurements on a recurring basis
				Counterparty netting	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	& collateral	value
Cash equivalents	$6,771	$-	$-	$-	$6,771
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	37	58	-	-	95
Municipal debt securities	-	15	-	-	15
Certificates of deposit and commercial paper	-	2,206	-	-	2,206
Foreign government debt securities	-	5	-	-	5
Corporate debt securities	-	126	-	-	126
Mortgage-backed securities:
U.S. government agency	-	78	-	-	78
Non-agency residential	-	8	-	-	8
Non-agency commercial	-	17	-	-	17
Asset-backed securities	-	22	-	-	22
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	39	-	-	39
U.S. government sector fund	-	478	-	-	478
Municipal sector fund	-	18	-	-	18
Investment grade corporate sector fund	-	317	-	-	317
High-yield sector fund	-	35	-	-	35
Real return sector fund	-	76	-	-	76
Mortgage sector fund	-	639	-	-	639
Asset-backed securities sector fund	-	39	-	-	39
Emerging market sector fund	-	58	-	-	58
International sector fund	-	136	-	-	136
Equity mutual fund – S&P 500 index	415	-	-	-	415
Available-for-sale securities total	452	4,370	-	-	4,822
Derivative assets:
Foreign currency swaps	-	3,947	113	-	4,060
Interest rate swaps	-	270	20	-	290
Counterparty netting and collateral	-	-	-	(3,449)	(3,449)
Derivative assets total	-	4,217	133	(3,449)	901
Embedded derivative assets	-	-	1	-	1
Total assets	7,223	8,587	134	(3,449)	12,495
Derivative liabilities:
Foreign currency swaps	-	(106)	(4)	-	(110)
Interest rate caps	-	(1)	-	-	(1)
Interest rate swaps	-	(923)	(3)	-	(926)
Counterparty netting and collateral	-	-	-	886	886
Derivative liabilities total	-	(1,030)	(7)	886	(151)
Embedded derivative liabilities	-	-	(52)	-	(52)
Total liabilities	-	(1,030)	(59)	886	(203)
Total net assets	$7,223	$7,557	$75	$(2,563)	$12,292

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

As of March 31, 2010

	Fair value measurements on a recurring basis1
				Counterparty	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	netting & collateral	value
Cash equivalents	$4,256	$-	$-	$-	$4,256
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	25	24	-	-	49
Municipal debt securities	-	6	-	-	6
Certificates of deposit and commercial paper	-	50	-	-	50
Foreign government debt securities	-	22	-	-	22
Corporate debt securities	-	93	-	-	93
Mortgage-backed securities:
U.S. government agency	-	120	-	-	120
Non-agency residential	-	8	-	-	8
Non-agency commercial	-	23	-	-	23
Asset-backed securities	-	641	3	-	644
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	32	-	-	32
U.S. government sector fund	-	250	-	-	250
Municipal sector fund	-	39	-	-	39
Investment grade corporate sector fund	-	260	-	-	260
High-yield sector fund	-	22	-	-	22
Mortgage sector fund	-	360	-	-	360
Asset-backed securities sector fund	-	30	-	-	30
Emerging market sector fund	-	37	-	-	37
International sector fund	-	117	-	-	117
Equity mutual fund – S&P 500 index	359	-	-	-	359
Available-for-sale securities total	384	2,134	3	-	2,521
Derivative assets:
Foreign currency swaps	-	2,454	158	-	2,612
Interest rate swaps	-	288	39	-	327
Counterparty netting and collateral	-	-	-	(2,358)	(2,358)
Derivative assets total	-	2,742	197	(2,358)	581
Embedded derivative assets	-	-	4	-	4
Total assets	4,640	4,876	204	(2,358)	7,362
Derivative liabilities:
Foreign currency swaps	-	(370)	(89)	-	(459)
Interest rate caps	-	(1)	-	-	(1)
Interest rate swaps	-	(1,180)	(23)	-	(1,203)
Counterparty netting and collateral	-	-	-	1,130	1,130
Derivative liabilities total	-	(1,551)	(112)	1,130	(533)
Embedded derivative liabilities	-	-	(34)	-	(34)
Total liabilities	-	(1,551)	(146)	1,130	(567)
Total net assets	$4,640	$3,325	$58	$(1,228)	$6,795
1				Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

In the foregoing tables wherever we met the accounting guidance for setoff criteria, we elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist for both the fiscal years 2011 and 2010.

Derivative assets and derivative liabilities include derivative asset counterparty credit valuation adjustments of $12 million and $10 million and derivative liability non-performance credit valuation adjustments of $1 million and $4 million respectively for fiscal 2011 and 2010.

Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The determination in classifying a financial instrument within Level 3 of the fair value hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement.  Transfers in and out of Level 3 for fiscal 2011 and 2010 are recognized at the end of their respective reporting periods.  There were no transfers between Level 1 and Level 2 securities during fiscal 2011 and fiscal 2010.

Fiscal Year Ended March 31, 2011

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
								Total net
								assets
	Available-for-sale securities			Derivatives				(liabilities)
	Non-agency
	commercial		Available-			Embedded
	mortgage-	Asset-	for-sale	Interest	Foreign	derivative
	backed	backed	securities	rate	currency	liabilities,	Total
(Dollars in millions)	securities	securities	total	swaps	swaps	net	Derivatives
Fair value, April 1, 2010	$-	$3	$3	$16	$69	$(30)	$55	$58
Total gains/(losses)
Included in earnings	-	-	-	74	314	(21)	367	367
	Included in other
comprehensive income	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	1	-	1	-	-	-	-	1
Issuances	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
Settlements	-	-	-	(38)	(60)	-	(98)	(98)
Transfers in to Level 3	-	-	-	-	-	-	-	-
Transfers out of Level 3	(1)	(3)	(4)	(35)	(214)	-	(249)	(253)
Fair value, March 31, 2011	$-	$-	$-	$17	$109	$(51)	$75	$75
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date				$19	$145	$(21)	$143	$143

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Fiscal Year Ended March 31, 2010

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
								Total net
	Available-for-sale							assets
	securities			Derivatives				(liabilities)
	Non-agency
	residential		Available-			Embedded
	mortgage-	Asset-	for-sale	Interest	Foreign	derivative
	backed	backed	securities	rate	currency	liabilities,	Total
(Dollars in millions)	securities	securities	total	swaps	swaps	net	Derivatives
Fair value, April 1, 2009	$-	$-	$-	$88	$(145)	$(1)	$(58)	$(58)
Total gains/(losses)
Included in earnings	-	-	-	21	277	(29)	269	269
Included in other
comprehensive income	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	-	3	3	-	-	-	-	3
Issuances	-	-	-	-	-	-	-	-
Sales	-	(1)	(1)	-	-	-	-	(1)
Settlements	-	-	-	(83)	(63)	-	(146)	(146)
Transfers in to Level 3	1	1	2	-	-	-	-	2
Transfers out of Level 3	(1)	-	(1)	(10)	-	-	(10)	(11)
Fair value, March 31, 2010	$-	$3	$3	$16	$69	$(30)	$55	$58
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date				$27	$258	$(29)	$256	$256

Significant Changes to Level 3 Assets During the Period

Level 3 assets net, reported at fair value on a recurring basis increased $17 million during fiscal 2011.  The increase is primarily attributable to an increase in the fair value of derivative assets, specifically foreign currency derivatives, due to the weakening of the U.S. dollar during fiscal 2011.  Certain derivatives previously categorized as Level 3 in prior periods were valued using observable inputs and were transferred into Level 2 during the year ended March 31, 2011.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances, for example, when there is evidence of impairment.  For these assets, we disclose the fair value on a nonrecurring basis and any changes in fair value during the reporting period.  Fair value measurements on a nonrecurring basis consisted of Level 3 net finance receivables of $191 million and $143 million as of March 31, 2011 and 2010, respectively.

Nonrecurring Fair Value Changes

Total change in fair value of financial instruments measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statement of Income consisted of a gain of $24 million on finance receivables, net and a loss of $27 million on finance receivables, net for fiscal 2011 and 2010, respectively.

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

The following is a description of financial instruments for which the ending balances as of March 31, 2011 and March 31, 2010 are not carried at fair value in their entirety on the Consolidated Balance Sheet.

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

The carrying value and estimated fair value of certain financial instruments at March 31, 2011 and March 31, 2010 were as follows:

	At March 31,
	2011		2010
	Carrying		Carrying
(Dollars in millions)	value	Fair value	value	Fair value
Financial assets
Finance receivables, net	$57,460	$59,143	$54,775	$56,568

Financial liabilities
Commercial paper	$19,943	$19,943	$19,466	$19,466
Unsecured notes and loans payable	$46,713	$47,067	$46,713	$47,189
Secured notes and loans payable	$10,626	$10,633	$3,000	$3,006

Finance receivables are presented net of allowance for credit losses; the amount excludes related party transactions of $39 million and $47 million and direct finance leases of $237 million and $265 million at March 31, 2011 and March 31, 2010, respectively.

The carrying value of unsecured notes and loans payable represents the sum of unsecured notes and loans payable and carrying value adjustment.  Also included in unsecured notes and loans payable is $4.2 billion and $4.1 billion of loans payable to affiliates at March 31, 2011 and March 31, 2010, respectively, that are carried at amounts that approximate fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	March 31, 2011
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$96	$1	$(2)	$95
Municipal debt securities	15	-	-	15
Certificates of deposit and commercial paper	2,205	1	-	2,206
Foreign government debt securities	5	-	-	5
Corporate debt securities	121	5	-	126
Mortgage-backed securities:
U.S. government agency	77	2	(1)	78
Non-agency residential	7	1	-	8
Non-agency commercial	17	-	-	17
Asset-backed securities	22	-	-	22
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	37	2	-	39
U.S. government sector fund	526	-	(48)	478
Municipal sector fund	18	-	-	18
Investment grade corporate sector fund	279	38	-	317
High-yield sector fund	27	8	-	35
Real return sector fund	77	-	(1)	76
Mortgage sector fund	644	-	(5)	639
Asset-backed securities sector fund	34	5	-	39
Emerging market sector fund	56	2	-	58
International sector fund	136	2	(2)	136
Equity mutual fund – S&P 500 Index	259	156	-	415
Total investments in marketable securities	$4,658	$223	$(59)	$4,822

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

Total fair value of certificates of deposit and commercial paper at March 31, 2011 and 2010 was $2.2 billion and $50 million, respectively.  The balance at March 31, 2010 represents commercial paper issued by an affiliated entity with a fair value of $50 million.

We have subprime exposure in asset-backed securities and fixed income mutual fund holdings with a total fair value of $38 million and $37 million at March 31, 2011 and 2010, respectively.

Total fair value of asset-backed securities at March 31, 2011 and 2010 was $22 million and $644 million, respectively.  At March 31, 2010, the majority of our asset-backed securities were secured by automobile related receivables.  The fair value of asset-backed securities with collateral consisting primarily of receivables relating to Toyota vehicles was $627 million at March 31, 2010.

The fixed income mutual funds are private placement funds.  The total fair value of private placement fixed income mutual funds was $1.8 billion and $1.1 billion at March 31, 2011 and 2010, respectively.  For each fund, cash redemption limits may apply to each 90 day period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Marketable Securities (Continued)

OTTI Securities

For the fiscal year ended March 31, 2011, there were no AFS debt or equity securities deemed to be other-than-temporarily impaired, and therefore, all unrealized losses were recognized in AOCI.  The following table  presents other-than-temporary impairment losses that are included in realized losses for the year ended March 31, 2010:

	Year ended March 31, 2010
(Dollars in millions)	Non-agency residential mortgage-backed securities	Asset-backed securities	Total
Total other-than-temporary impairment losses	$5	$2	$7
Less: Portion of loss recognized in other
comprehensive income (pre-tax)	-	-	-
Net impairment losses recognized in income	$5	$2	$7

The portion of loss recognized in other comprehensive income (pre-tax) represents the non-credit component impact of the other-than-temporary impairment on AFS debt securities.

Net impairment losses recognized in income represents the other-than-temporary impairment on AFS debt and equity securities included in Investment and Other Income in the Consolidated Statement of Income.

Unrealized Losses on Securities

The following tables present the aging of fair value and gross unrealized losses for AFS securities:

	March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses	value	losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$55	$(2)	$-	$-	$55	$(2)
U.S. government agency mortgage-
backed securities	38	(1)	-	-	38	(1)
Equity instruments:
U.S. government sector fund	478	(48)	-	-	478	(48)
Real return sector fund	76	(1)	-	-	76	(1)
Mortgage sector fund	639	(5)	-	-	639	(5)
International sector fund	109	(2)	-	-	109	(2)
Total investments in marketable
securities	$1,395	$(59)	$-	$-	$1,395	$(59)

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

At March 31, 2011, we did not own any investments that have been in a continuous unrealized loss position for 12 consecutive months or more.   At March 31, 2010, total gross unrealized loss and fair value of investments that had been in a continuous unrealized loss position for 12 consecutive months or more were $21 million and $250 million, respectively.  These predominantly investment grade securities were comprised of private placement fixed income mutual funds.

Realized gains and losses on sales from AFS are presented below (dollars in millions).  Realized losses on sales included $7 million and $181 million of impairment losses in fiscal 2010 and 2009, respectively.  There were no impairment losses recorded in fiscal 2011.

	Years ended March 31,
Available-for-sale securities:	2011	2010	2009
Realized gains on sales	$70	$32	$29
Realized losses on sales	$23	$24	$222

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Marketable Securities (Continued)

Contractual Maturities and Yields

The contractual maturities of investments in marketable securities at March 31, 2011 are summarized in the following table (dollars in millions).  Prepayments may cause actual maturities to differ from scheduled maturities.

	Due in 1 Year or		Due after 1 Year		Due after 5 Years
Fair Value of Available-	Less		through 5 Years		through 10 Years		Due after 10 Years		Total
for-Sale Securities:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt instruments:
U.S. government and
agency obligations	$29	0.02%	$12	1.89%	$53	2.96%	$1	5.30%	$95	2.48%
Municipal debt securities	-	-	-	-	-	-	15	5.74	15	5.74
Certificates of deposit and
commercial paper	2,206	0.10	-	-	-	-	-	-	2,206	0.10
Foreign government debt
securities	2	1.87	3	2.93	-	-	-	-	5	2.52
Corporate debt
securities	7	5.55	64	4.22	50	5.15	5	6.05	126	4.75
Mortgage-backed securities:
U.S. government agency	-	-	-	-	4	5.05	74	4.70	78	4.73
Non-agency residential	-	-	-	-	-	-	8	12.85	8	12.85
Non-agency commercial	-	-	-	-	-	-	17	4.99	17	4.99
Asset-backed securities	-	-	11	2.30	2	1.20	9	0.92	22	1.90
Debt instruments total	2,244	0.12	90	3.64	109	4.00	129	5.15	2,572	0.68

Equity instruments:
Fixed income mutual funds									1,835	7.85
Equity mutual funds									415	2.93
Equity instruments total									2,250	6.94

Total fair value	$2,244	0.12%	$90	3.64%	$109	4.00%	$129	5.15%	$4,822	3.60%
Total amortized cost	$2,243		$88		$109		$125		$4,658

Yields are based on the amortized cost balances of securities held at March 31, 2011.  Yields are derived by aggregating the monthly result of interest and dividend income (including the effect of related amortization of premiums and accretion of discounts) divided by amortized cost.  The total amortized cost includes amortized cost on equity securities that do not have a maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at March 31, 2011 and March 31, 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Finance Receivables, Net

Finance receivables, net consist of retail and dealer accounts including accrued interest and deferred costs, net of the allowance for credit losses and unearned income.  Pledged receivables represent retail loan receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements.  Cash flows from these receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

(Dollars in millions)	March 31, 2011	March 31, 20101
Retail receivables	$34,951	$42,078
Pledged retail receivables	11,546	3,037
Dealer financing	12,189	11,550
Recorded investment	58,686	56,665
Deferred origination costs	650	666
Unearned income	(846)	(764)
Allowance for credit losses
Retail and pledged retail receivables	(613)	(1,269)
Dealer financing	(141)	(211)
Total allowance for credit losses	(754)	(1,480)
Finance receivables, net	$57,736	$55,087
1	Prior period amounts have been reclassified to conform to the current period presentation.

Contractual maturities on retail receivables and dealer financing are as follows (dollars in millions):

	Contractual maturities
Years ending March 31,	Retail receivables	Dealer financing
2012	$13,798	$8,628
2013	11,982	909
2014	9,553	1,449
2015	6,935	323
2016	3,394	389
Thereafter	820	491
Total	$46,482	$12,189

Finance receivables, net and retail receivables presented in the previous tables include direct finance lease receivables, net of $237 million and $265 million at March 31, 2011 and March 31, 2010, respectively.  Retail receivables excluded $15 million of estimated unguaranteed residual values related to direct finance leases.

A significant portion of our finance receivables has historically been repaid prior to contractual maturity.

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

Individual borrower accounts for each of the two classes of finance receivables (consumer and commercial loans) are segregated into one of four aging categories based on the number of days outstanding.  The aging for each class of finance receivables is updated quarterly.

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

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is a probability that default exists based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Finance Receivables, Net (Continued)

The tables below show the recorded investment for each credit quality indicator by class of finance receivable as of March 31, 2011 and 2010:

	Retail Loan		Commercial
(Dollars in millions)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Aging of finance receivables:
Current	$45,351	$43,518	$416	$544
30-59 days past due	562	779	15	31
60-89 days past due	108	164	5	14
90 days past due	39	58	1	7
Total	$46,060	$44,519	$437	$596

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Credit quality indicators:
Performing	$6,073	$5,156	$3,409	$3,140	$1,088	$1,099
Credit Watch	699	1,018	505	536	147	172
At Risk	78	138	148	239	13	14
Default	10	18	11	13	8	7
Total	$6,860	$6,330	$4,073	$3,928	$1,256	$1,292

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our recorded investment in impaired loans by class of finance receivable as of March 31, 2011 and March 31, 2010:

	Recorded Investment		Unpaid Principal Balance		Allowance
(Dollars in millions)	2011	2010	2011	2010	2011	2010

Impaired account balances with an allowance:

Wholesale	$19	$61	$19	$61	$3	$14
Real estate	156	135	156	135	50	63
Working capital	18	16	18	16	14	14
Total	$193	$212	$193	$212	$67	$91

Impaired account balances without an allowance:

Wholesale	$62	$8	$62	$8	$-	$-
Real estate	-	13	-	13	-	-
Working capital	3	1	3	1	-	-
Total	$65	$22	$65	$22	$-	$-

Total impaired account balances:

Wholesale	$81	$69	$81	$69	$3	$14
Real estate	156	148	156	148	50	63
Working capital	21	17	21	17	14	14
Total	$258	$234	$258	$234	$67	$91

As of March 31, 2011 and March 31, 2010, all impaired finance receivables within the dealer products portfolio segment were on nonaccrual status and there were no charge-offs against the allowance for credit losses. Therefore, the recorded investment in impaired loans is equal to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Finance Receivables, Net (Continued)

The following table summarizes the average recorded investment in impaired loans and the related interest income recognized by class of finance receivable for fiscal 2011 and fiscal 2010:

	Average Recorded Investment		Interest Income Recognized
	Years ended March 31,		Years ended March 31,
(Dollars in millions)	2011	2010	2011	2010

Impaired account balances with an allowance:

Wholesale	$20	$68	$-	$1
Real estate	157	138	6	2
Working capital	18	17	1	1
Total	$195	$223	$7	$4

Impaired account balances without an allowance:

Wholesale	$57	$8	$2	$1
Real estate	-	13	-	3
Working capital	3	2	-	1
Total	$60	$23	$2	$5

Total impaired account balances:

Wholesale	$77	$76	$2	$2
Real estate	157	151	6	5
Working capital	21	19	1	2
Total	$255	$246	$9	$9

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following:

(Dollars in millions)	March 31, 2011	March 31, 2010
Vehicles	$24,790	$23,460
Equipment and other	842	812
	25,632	24,272
Deferred origination fees	(167)	(123)
Deferred income	(764)	(577)
Accumulated depreciation	(5,535)	(6,196)
Allowance for credit losses	(125)	(225)
Investments in operating leases, net	$19,041	$17,151

Future minimum lease rentals on operating leases are as follows (dollars in millions):

Future minimum
Years ending March 31,	rentals on operating leases
2012	$3,565
2013	2,485
2014	982
2015	173
2016	24
Thereafter	-
Total	$7,229

A significant portion of our operating lease contracts has historically terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of total future cash collections.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Years ended March 31,
(Dollars in millions)	2011	2010	2009
Allowance for credit losses at beginning of period	$1,705	$1,864	$729
Provision for credit losses	(433)	604	2,160
Charge-offs, net of recoveries	(393)	(763)	(1,025)
Allowance for credit losses at end of period	$879	$1,705	$1,864

Charge-offs are shown net of $137 million, $145 million and $109 million of recoveries for the fiscal years ended 2011, 2010 and 2009, respectively.

Allowance for Credit Losses and Recorded Investment in Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and recorded investment in finance receivables by portfolio segment for fiscal 2011 and 2010:

For the Year Ended March 31, 2011

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning Balance at April 1, 2010	$1,236	$33	$211	$1,480
Charge-offs	(456)	(6)	-	$(462)
Recoveries	100	8	-	108
Provisions	(285)	(17)	(70)	(372)
Ending Balance at March 31, 2011	$595	$18	$141	$754

Ending Balance: Individually Evaluated for Impairment	$-	$-	$67	$67
Ending Balance: Collectively Evaluated for Impairment	$595	$18	$74	$687

Gross Finance Receivables:

Ending Balance at March 31, 2011	$46,060	$437	$12,189	$58,686
Ending Balance: Individually Evaluated for Impairment	$-	$-	$258	$258
Ending Balance: Collectively Evaluated for Impairment	$46,060	$437	$11,931	$58,428

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Allowance for Credit Losses (Continued)

For the Year Ended March 31, 2010

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning Balance at April 1, 2009	$1,371	$4	$190	$1,565
Charge-offs	(733)	(32)	(4)	$(769)
Recoveries	118	1	-	119
Provisions	480	60	25	565
Ending Balance at March 31, 2010	$1,236	$33	$211	$1,480

Ending Balance: Individually Evaluated for
Impairment	$-	$-	$91	$91
Ending Balance: Collectively Evaluated for
Impairment	$1,236	$33	$120	$1,389

Gross Finance Receivables:1

Ending Balance at March 31, 2010	$44,519	$596	$11,550	$56,665
Ending Balance: Individually Evaluated for
Impairment	$-	$-	$234	$234
Ending Balance: Collectively Evaluated for
Impairment	$44,519	$596	$11,316	$56,431

1  Prior period amounts have been reclassified to conform to the current period presentation.

We had no purchases or sales of any finance receivables during the above reporting periods.  Furthermore, we had no finance receivables acquired with deteriorating credit quality.

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	March 31, 2011	March 31, 20101
Aggregate balances 60 or more days past due
Finance receivables	$157	$253
Operating leases	43	77
Total	$200	$330

1  Prior period amounts have been reclassified to conform to the current period presentation.

Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.  Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and exclude accounts for which vehicles have been repossessed.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of March 31, 2011 and 2010 for finance receivables that are past due:

(Dollars in millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past Due and Accruing

As of March 31, 2011

Retail Loan	$562	$108	$39	$709	$45,351	$46,060	$39
Commercial	15	5	1	21	416	437	1
Wholesale	24	4	-	28	6,832	6,860	-
Real estate	4	-	-	4	4,069	4,073	-
Working capital	1	-	-	1	1,255	1,256	-
Total	$606	$117	$40	$763	$57,923	$58,686	$40

(Dollars in millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past Due and Accruing

As of March 31, 2010

Retail Loan	$779	$164	$58	$1,001	$43,518	$44,519	$58
Commercial	31	14	7	52	544	596	7
Wholesale	-	1	9	10	6,320	6,330	-
Real estate	-	-	-	-	3,928	3,928	-
Working capital	-	-	-	-	1,292	1,292	-
Total	$810	$179	$74	$1,063	$55,602	$56,665	$65

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at March 31, 2011 was $152 million, excluding embedded derivatives and adjustments made for our own non-performance risk. At March 31, 2011, we did not post collateral to counterparties with which we were in a net liability position.  If our ratings were to have declined to “A+”, we would have been required to post $14 million of collateral to the counterparties with which we were in a liability position at March 31, 2011.  If our ratings were to have declined to “BBB+” or below, we would have been required to post $152 million of collateral to the counterparties with which we were in a liability position at March 31, 2011.  In order to settle all derivative instruments that were in a net liability position at March 31, 2011, excluding embedded derivatives and adjustments made for our own non-performance risk, we would have been required to pay $152 million.

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at March 31, 2011 as reported in the
Consolidated Balance Sheet:
	Hedge accounting		Non-hedge		Total
	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$465	$54	$20,074	$236	$20,539	$290
Foreign currency swaps	5,031	1,513	15,874	2,547	20,905	4,060
Embedded derivatives	-	-	10	1	10	1
Total	$5,496	$1,567	$35,958	$2,784	$41,454	$4,351

Counterparty netting						(886)
Collateral held						(2,563)
Carrying value of derivative contracts – Other assets						$902

Other liabilities
Interest rate swaps	$-	$-	$48,688	$926	$48,688	$926
Interest rate caps	-	-	50	1	50	1
Foreign currency swaps	1,930	103	843	7	2,773	110
Embedded derivatives	-	-	259	52	259	52
Total	$1,930	$103	$49,840	$986	$51,770	$1,089

Counterparty netting						(886)
Collateral posted						-
Carrying value of derivative contracts – Other liabilities						$203

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for fiscal years 2011, 2010 and 2009 as reported in our Consolidated Statement of Income:

	Fiscal years ended March 31,
(Dollars in millions)	2011	2010	2009
Interest expense on debt1	$1,943	$2,278	$2,759
Interest expense on pay float hedge accounting derivatives1	(449)	(722)	(530)
Interest expense on pay float non-hedge accounting derivatives1,3	(629)	(683)	(197)
Interest expense on debt, net of pay float swaps	865	873	2,032

Interest expense on non-hedge pay fixed swaps1	1,057	1,334	797

(Gain) loss on hedge accounting derivatives:
Interest rate swaps2	(2)	19	(8)
Foreign currency swaps2	(832)	(1,512)	2,873
(Gain) loss on hedge accounting derivatives	(834)	(1,493)	2,865
Less hedged item: change in fair value of fixed rate debt	801	1,456	(2,915)
Ineffectiveness related to hedge accounting derivatives2	(33)	(37)	(50)

Loss (gain) on foreign currency transactions	1,494	1,111	(598)
(Gain) loss on currency swaps and forwards 2	(1,595)	(1,106)	470

Loss (gain) on other non-hedge accounting derivatives:
Pay float swaps2	121	224	6
Pay fixed swaps2	(295)	(376)	299
Total interest expense	$1,614	$2,023	$2,956

1 Amounts represent net interest settlements and changes in accruals.
2 Amounts exclude net interest settlements and changes in accruals.
3	Includes interest expense on both non-hedge accounting foreign currency swaps and forwards and non-hedge interest rate derivatives.

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense.

	Fiscal years ended March 31,
(Dollars in millions)	2011	2010

Ineffectiveness related to hedge accounting derivatives	$(2)	$15
Loss on currency swaps and forwards	5	12
(Gain) loss on non-hedge accounting derivatives:
Pay float swaps	-	(1)
Pay fixed swaps	2	31
Total credit valuation adjustment allocated to interest expense	$5	$57

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	March 31, 2011	March 31, 2010
Other assets:

Notes receivable from affiliates	$653	$306
Used vehicles held for sale	162	220
Deferred charges	179	195
Income taxes receivable	118	97
Derivative assets	902	585
Other assets	556	515
Total other assets	$2,570	$1,918

Other liabilities:

Unearned insurance premiums and contract revenues	$1,521	$1,382
Derivative liabilities	203	567
Accounts payable and accrued expenses	855	902
Deferred income	243	244
Other liabilities	320	356
Total other liabilities	$3,142	$3,451

The change in used vehicles held for sale includes non cash activities of $58 million, $138 million and $89 million at March 31, 2011, March 31, 2010 and March 31, 2009, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	March 31,		March 31,
(Dollars in millions)	2011	2010	2011	2010
Commercial paper	$19,943	$19,466	0.28%	0.28%
Unsecured notes and loans payable	45,304	45,617	3.33%	3.58%
Secured notes and loans payable	10,626	3,000	0.74%	0.59%
Carrying value adjustment	1,409	1,096
Total debt	$77,282	$69,179	2.13%	2.49%

The commercial paper balance includes unamortized premium or discount.  Included in unsecured notes and loans payable is unamortized premium or discount and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

Included in our unsecured notes and loans payable are notes and loans denominated in various foreign currencies.  At March 31, 2011 and March 31, 2010, the carrying values of these notes payable were $27.0 billion and $28.5 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Additionally, the carrying value of our unsecured notes and loans payable at March 31, 2011 included $14.1 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 6.0 percent and $32.6 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.3 percent to 15.3 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2010 included $14.0 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 10.4 percent and $32.7 billion of unsecured fixed rate debt with contractual interest rates ranging from 0 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt increased by $313 million at March 31, 2011 compared to March 31, 2010 primarily as a result of a weaker U.S. dollar relative to certain other currencies in which some of our debt is denominated.

As of March 31, 2011, our commercial paper had an average remaining maturity of 47 days, while our notes and loans payable mature on various dates through fiscal 2047.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Debt (Continued)

Scheduled maturities of our debt portfolio are summarized below. Actual repayment of the secured debt will vary based on the repayment activity on the related pledged assets.

(Dollars in millions)	March 31,
Commercial paper	$19,943
Other debt due in the fiscal years ending:
2012	24,828
2013	10,046
2014	5,491
2015	4,067
2016	7,114
Thereafter	5,793
Total other debt	57,339
Total debt	$77,282

Interest payments on commercial paper and debt, including net settlements on interest rate swaps, were $1.7 billion, $2.1 billion and $2.6 billion in fiscal 2011, 2010 and 2009, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Variable Interest Entities

We use one or more special purpose entities that are considered VIEs to issue asset-backed securities to third party bank-sponsored asset-backed securitization vehicles and to investors in securitization transactions.  The securities issued by these VIEs are backed by the cash flows from finance receivables that have been transferred to the VIEs.  Although the transferred finance receivables have been legally sold to the VIEs, we hold variable interests in the VIEs that could potentially be significant to the VIEs.  We determined that we are the primary beneficiary of the securitization trusts because (i) our servicing responsibilities for the transferred receivables give us the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant.

The assets of the consolidated securitization VIEs consisted of $11,546 million and $3,037 million in gross retail finance receivables at March 31, 2011, and March 31, 2010, respectively.  Net retail finance receivables, after consideration of deferred origination costs, unearned income and allowance for credit losses, were $11,317 million as of March 31, 2011.  In addition, TMCC held $705 million and $173 million in cash which represent collections from the underlying pledged receivables and certain reserve deposits held for the securitization trusts at March 31, 2011 and March 31, 2010, respectively.  We classified this cash as restricted cash on our consolidated balance sheet.  The liabilities of these consolidated VIEs consisted of $10,626 million and $3,000 million in secured debt, net of $577 million and $0 million of securities retained by TMCC, and $3 million and $0.4 million in other liabilities at March 31, 2011 and March 31, 2010, respectively.  The assets of the VIEs and the restricted cash held by TMCC serve as the sole source of repayment for the asset-backed securities issued by these entities.  Investors in the notes issued by the VIEs do not have recourse to TMCC’s general credit, with the exception of customary representation and warranty repurchase provisions and indemnities.

As the primary beneficiary of these entities, we are exposed to credit, interest rate, and prepayment risk from the receivables transferred to the VIEs.   However, our exposure to these risks did not change as a result of the transfer of the assets to the VIEs.  We may also be exposed to interest rate risk arising from the secured notes issued by the VIEs.

In addition, we entered into interest rate swaps with certain special purpose entities that issue variable rate debt.  Under the terms of these swaps, the securitization trusts are obligated to pay TMCC a fixed rate of interest on certain payment dates in exchange for receiving a floating rate of interest on amounts equal to the outstanding balance of the secured debt.  This arrangement enables the securitization trusts to mitigate the interest rate risk inherent in issuing variable rate debt that is secured by fixed rate retail finance receivables.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated credit facilities with certain banks.

364 Day Credit Agreement

In March 2011, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The 364 Day Credit Agreement may be used for general corporate purposes.  This facility remained undrawn upon as of March 31, 2011.

Three Year Credit Agreement

In March 2011, TMCC, TCPR, and other Toyota affiliates entered into a $5.0 billion three year syndicated bank credit facility pursuant to a Three Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The Three Year Credit Agreement may be used for general corporate purposes.  This facility remained undrawn upon as of March 31, 2011.

Five Year Credit Agreement

In March 2011, TMCC, TCPR, and other Toyota affiliates entered into a $3.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement. The ability to make draws is subject to covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  The Five Year Credit Agreement may be used for general corporate purposes.  This facility remained undrawn upon as of March 31, 2011.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2011, we entered into a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents are contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $4.0 billion.  This revolving facility allows us to obtain term funding up to the renewal date.  Any portion of the facility that is not renewed is repaid as the underlying assets amortize.  We obtained $4.0 billion in initial funding and approximately $330 million in subsequent funding through this facility during fiscal 2011.  As of March 31, 2011, this facility was fully drawn.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Liquidity Facilities and Letters of Credit (Continued)

Other Credit Agreements

TMCC has committed bank credit facilities totaling $1 billion which matures in fiscal year 2013.  These agreements contain covenants and conditions customary in a transaction of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2011 and March 31, 2010.

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

Our employee benefits expense was $27 million, $22 million, and $24 million for the years ended March 31, 2011, 2010, and 2009, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Tax Provision

The provision for income taxes consisted of the following:

	Years ended March 31,
(Dollars in millions)	2011	2010 1	2009 1
Current
Federal, net of foreign tax credit	$(26)	$(157)	$170
State	30	30	20
Foreign	10	10	7
Total current	14	(117)	197
Deferred
Federal	981	672	(504)
State	151	47	(109)
Foreign	4	14	(13)
Total deferred	1,136	733	(626)
Provision for (benefit from) income taxes	$1,150	$616	$(429)

1 Prior period amounts have been reclassified to conform to the current period presentation.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2011	2010	2009
Provision for income taxes at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	3.4%	3.2%	4.1%
Other	(0.1)%	(1.5)%	1.7%
Effective tax rate	38.3%	36.7%	40.8%
For fiscal 2011, 2010 and 2009, the amounts in Other in the table above include benefits from the release of deferred tax due to the anticipated reduction in future state tax effective rates.  In addition, for fiscal 2011 and 2009, the amounts in Other include benefits due to state hybrid vehicle credits.  The effective tax rates at March 31, 2011 and 2010 represent tax provision expenses.  The effective tax rate at March 31, 2009 represents a tax benefit.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Tax Provision (Continued)

The deferred federal and state income tax liabilities are as follows:

	March 31,
(Dollars in millions)	2011	2010 1
Federal	$4,145	$2,991
State	283	308
Foreign	(4)	(9)
Net deferred income tax liability	$4,424	$3,290
1 Prior period amounts have been reclassified to conform to the current period presentation.

Our deferred tax liabilities and assets consisted of the following:
	March 31,
(Dollars in millions)	2011	2010
Liabilities:
Lease transactions	$6,061	$5,079
State taxes	333	247
Other	490	272
Deferred tax liabilities	$6,884	$5,598

Assets:
Mark-to-market of investments in marketable securities	$138	$296
Provision for credit losses	548	990
Deferred costs and fees	192	106
Net operating loss and tax credit carryforwards	1,535	735
Other	51	188
Deferred tax assets	2,464	2,315
Valuation allowance	(4)	(7)
Net deferred tax assets	$2,460	$2,308

Net deferred income tax liability	$4,424	$3,290

We have deferred tax assets related to our cumulative federal net operating loss carryforwards of $1,418 million and $620 million available at March 31, 2011 and March 31, 2010, respectively. The federal net operating loss carryforwards expire beginning in fiscal 2027 through fiscal 2031.  At March 31, 2011, we have a deferred tax asset of $51 million for state tax net operating loss carryforwards which expire in fiscal 2012 through fiscal 2030.  At March 31, 2010, we had deferred tax assets of $49 million for state tax net operating loss carryforwards which expire in fiscal 2011 through fiscal 2029.  In addition, at March 31, 2011 and March 31, 2010, we have deferred tax assets for federal and state hybrid credits of $50 million and $51 million, respectively.  The state tax net operating loss and state hybrid credits are reduced by a valuation allowance of $4 million and $7 million at March 31, 2011 and 2010, respectively.  We paid net taxes of $35 million in fiscal 2011 and received a net income tax refund of $207 million in fiscal 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Income Tax Provision (Continued)

At March 31, 2011, the receivable for our share of the income tax in those states where we filed consolidated or combined returns with TMA and its subsidiaries was $2 million.  At March 31, 2010, the payable/receivable amount was zero.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain.

The change in unrecognized tax benefits in fiscal 2011, 2010 and 2009 are as follows:

	March 31,
(Dollars in millions)	2011	2010	2009
Balance at beginning of the period	$39	$177	$14
Increases related to positions taken during the prior years	-	34	169
Increases related to positions taken during the current year	-	1	-
Decreases related to positions taken during the prior years	-	-	(3)
Decreases related to positions taken during the current year	-	-	-
Settlements	(33)	(171)	(1)
Expiration of statute of limitations	-	(2)	(2)
Balance at end of period	$6	$39	$177

At March 31, 2011, 2010 and 2009, approximately $2 million of the respective unrecognized tax benefits at each year end would, if recognized, have an effect on the effective tax rate.  The deductibility of the remaining amount of the respective unrecognized tax benefits is highly certain, but there is uncertainty about the timing of such deductibility.  The reduction in unrecognized tax benefits during fiscal 2011 did not have an effect on the effective tax rate.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense.  Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability.  For the years ended March 31, 2011, and March 31, 2010, less than $1 million was accrued for interest and no penalties were accrued each year.    For the year ended March 31, 2009, $6 million was accrued for interest expense and $2 million was accrued for penalties and charged to the income tax liability.

As of March 31, 2011, we remain under IRS examination for fiscal years ended March 31, 2010 and March 31, 2011.  The IRS examination for the fiscal years ended March 31, 2007 through March 31, 2009 was concluded in the fourth quarter of fiscal 2011 with a refund of $105 million plus interest received during the first quarter of fiscal 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below. The amounts under these commitments and guarantees are summarized in the table below:

	Commitment amount as of
(Dollars in millions)	March 31, 2011	March 31, 2010
Commitments:
Credit facilities with vehicle and industrial equipment	$6,189	$6,363
dealers
Minimum lease commitments	90	92
Total commitments	6,279	6,455
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total commitments and guarantees	$6,379	$6,555

Wholesale financing demand note facilities	$9,422	$9,482

Minimum lease commitments include $51 million and $58 million in facilities lease commitments with affiliates at March 31, 2011 and 2010, respectively.  Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.  At March 31, 2011 and 2010, amounts outstanding were $6.3 billion and $5.9 billion, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows (dollars in millions):

Future minimum
Years ending March 31,	lease payments
2012	$18
2013	17
2014	14
2015	11
2016	10
Thereafter	20
Total	$90

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (Continued)

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for facilities refurbishment, real estate purchases, and working capital requirements.  These loans are generally collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facility commitments available to vehicle and industrial equipment dealers, $5.2 billion was outstanding at both March 31, 2011 and March 31, 2010, and was recorded in Finance receivables, net in the Consolidated Balance Sheet.

We are party to a 15-year lease agreement with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  Total rental expense including payments to affiliates was $23 million for both fiscal 2011 and 2010, and $24 million for fiscal 2009.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2011 and 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2011, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2011 and 2010, no amounts have been recorded under these indemnifications.

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible losses or range of losses, whether in excess of any related accrued liability or where there is no accrued liability.  With respect to the matters described below (except for the repossession class action), we are unable to estimate the losses or range of losses that are reasonably possible based upon currently available information.  In determining whether it is possible to provide an estimate of loss or range of possible loss, we have taken into account a variety of factors, including but not limited to the status of the proceedings, whether the case would be allowed to proceed as a class action, the fact that the damages sought are not specified, meaningful legal uncertainties associated with the claims and the fact that there has been no discovery to date.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  We believe, based on currently available information and established accruals, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending in part, upon the operating results for such period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 15 – Commitments and Contingencies (Continued)

Repossession Class Actions

A cross-complaint alleging a class action in the Superior Court of California Stanislaus County, Garcia v. Toyota Motor Credit Corporation, filed in August 2007, claims that TMCC's post-repossession notice failed to comply with the Rees-Levering Automobile Sales Finance Act of California.  Three additional putative class action complaints or cross-complaints were filed making similar allegations.  The cases were coordinated in the California Superior Court, Stanislaus County and a Second Amended Consolidated Cross-Complaint and Complaint was subsequently filed in March 2009.  The Second Amended Consolidated Cross-Complaint and Complaint seeks injunctive relief, restitution, disgorgement and other equitable relief under California's Unfair Competition Law.  As a result of mediation in January 2010, the parties agreed to settle all of the foregoing matters in an amount within our reserves and not material to our results of operations.  A fourth case was later filed which was included in the settlement.  On January 7, 2011, the court entered an order granting final approval of the settlement.  Plaintiffs did not appeal, so the order has become final.

Recall-related Class Actions

TMCC and certain affiliates were named as defendants in the consolidated multidistrict litigation, In Re: Toyota Motor Corp. Unintended Acceleration, Marketing, Sales Practices, and Products Liability Litigation (United States District Court, Central District of California) seeking damages and injunctive relief as a result of alleged sudden unintended acceleration in certain Toyota and Lexus vehicles.  On August 2, 2010, the plaintiffs filed a consolidated complaint in the multidistrict litigation that does not name TMCC as a defendant.  On November 17, 2010, the court ordered that all omitted claims and theories are deemed dismissed without prejudice.  In addition, the court has permitted alleged classes of foreign plaintiffs to file complaints naming TMCC and related entities as defendants.  On April 4, 2011, the court issued a tentative ruling dismissing TMCC from the foreign plaintiffs’ complaint with prejudice.

A parallel action was filed against TMCC and certain affiliates on March 12, 2010 by the Orange County District Attorney.  On February 18, 2011, the Orange County District Attorney filed an amended complaint in which TMCC was not named.  The parties entered into a stipulation and tolling agreement under which plaintiff may name TMCC within the next year if new facts are discovered.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Commitments and Contingencies (Continued)

On July 22, 2010, the same plaintiff in the above federal bondholder action refiled the case in California state court on behalf of purchasers of TMCC bonds traded on foreign exchanges (Harel Pia Mutual Fund v. Toyota Motor Corp., et al., Superior Court of California, County of Los Angeles).  The complaint alleged violations of California securities laws, fraud, breach of fiduciary duty and other state law claims.  On September 15, 2010, defendants removed the state court action to the United States District Court for the Central District of California pursuant to the Securities Litigation Uniform Standards Act and the Class Action Fairness Act.  Defendants filed a motion to dismiss on October 15, 2010.  After a hearing on January 10, 2011, the court granted the defendants’ motion to dismiss with prejudice on January 11, 2011.  The plaintiff filed a notice of appeal on January 27, 2011.

We believe we have meritorious defenses to these claims and intend to defend against them vigorously.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions

The tables below summarize amounts included in our Consolidated Statement of Income and in our Consolidated Balance Sheet under various related party agreements or relationships:

	Years ended March 31,
(Dollars in millions)	2011	2010	2009
Net financing revenues:
Manufacturers’ subvention support and other revenues	$965	$782	$764
Credit support fees incurred	$(34)	$(39)	$(46)
Foreign exchange gain (loss) on notes receivable from
affiliates	$-	$30	$(33)
Foreign exchange gain (loss) on loans payable to affiliates	$(132)	$(33)	$-
Interest expense on loans payable to affiliates	$(47)	$(73)	$-

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$162	$90	$68

Investments and other income, net:
Interest earned on notes receivable from affiliates	$5	$6	$9

Expenses:
Shared services charges and other expenses	$291	$38	$41
Employee benefits expense	$27	$22	$24

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

(Dollars in millions)	March 31, 2011	March 31, 2010
Assets:
Investments in marketable securities
Investments in marketable securities	$-	$50

Finance receivables, net
Accounts receivable from affiliates	$18	$20
Direct finance receivables from affiliates	$5	$-
Notes receivable under home loan programs	$21	$27
Deferred retail subvention income from affiliates	$(732)	$(663)

Investments in operating leases, net
Leases to affiliates	$5	$29
Deferred lease subvention income from affiliates	$(761)	$(575)

Other assets
Notes receivable from affiliates	$653	$306
Other receivables from affiliates	$157	$97
Subvention support receivable from affiliates	$109	$143

Liabilities:
Debt
Loans payable to affiliates	$4,197	$4,065

Other liabilities
Unearned affiliate insurance premiums and
contract revenues	$364	$223
Accounts payable to affiliates	$242	$284
Notes payable to affiliate	$61	$45

Shareholder’s Equity:
Dividends paid	$266	$50
Stock based compensation	$1	$1

At March 31, 2010, TMCC held an investment in commercial paper issued by TCCI with a fair value of $50 million. At March 31, 2011, TMCC did not hold a similar investment.

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

In addition, TMCC has entered into an agreement to pay TFSC a semi-annual fee based on the weighted average outstanding amount of bonds and other liabilities or securities entitled to credit support.  Credit support fees incurred under this agreement were $34 million, $39 million, and $46 million for fiscal years 2011, 2010, and 2009, respectively.

TMCC-TFSA Credit Agreement

TMCC and TFSA are parties to a promissory note under which TFSA can make financing available to TMCC up to $200 million.  This agreement is the reciprocal to the TFSA-TMCC Credit Agreement discussed below.  The terms are determined at the time of each loan based on business factors and market conditions.  The amounts of the note payable to TFSA were $61 million and $45 million as of March 31, 2011 and 2010, respectively.

TFSC Conduit Finance Agreements

TMCC and TFSC have entered into conduit finance agreements under which TFSC passes along to TMCC certain funds that TFSC receives from other financial institutions solely for the benefit of TMCC.  The aggregate amounts payable under these agreements were approximately $4.2 billion and $4.1 billion as of March 31, 2011 and 2010, respectively.  Included in the balances reported as of March 31, 2011 and 2010 are $165 million and $65 million, respectively, of carrying value adjustments for foreign currency exchange losses for portions of the debt denominated in foreign currency.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

TMFNL-TMCC Loan Agreement

TMCC is a party to an uncommitted loan finance agreement with Toyota Motor Finance (Netherlands) B.V. (“TMFNL”) under which TMFNL may make loans to TMCC in amounts not to exceed €1 billion euro. The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts payable to TMFNL under this agreement as of March 31, 2011.

TFSC-TMCC Loan Agreement

TMCC is party to an uncommitted loan finance agreement with TFSC under which TFSC may make funds available to TMCC.  The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts payable to TFSC under this agreement as of March 31, 2011 and 2010.

TCCI-TMCC Loan Agreement

TMCC and Toyota Credit Canada Inc. (“TCCI”) are parties to an uncommitted loan finance agreement under which TCCI may make loans to TMCC, in amounts not to exceed Canadian Dollars (“CAD”) $1.5 billion.  The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts outstanding as of March 31, 2011 and 2010.

Financing Support Provided to Affiliates

TMCC-TFSB Loan Agreement

TMCC and Toyota Financial Savings Bank (“TFSB”) have entered into a promissory note which establishes a loan facility allowing TFSB to borrow up to $400 million with terms up to 10 years.  The amounts of the note outstanding at March 31, 2011 and March 31, 2010 were $27 million and $95 million, respectively.

TMCC-TCCI Loan Agreement

TMCC and TCCI are parties to an uncommitted loan finance agreement under which TMCC may make loans to TCCI, in amounts not to exceed CAD $2.5 billion. The terms are determined at the time of each loan based on business factors and market conditions.  The amounts of the note receivable from TCCI at March 31, 2011 and 2010 were $0.3 billion and $0.2 billion, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

TMCC-TMFNL Loan Agreement

TMCC is a party to an uncommitted loan finance agreement with TMFNL under which TMCC may make loans to TMFNL in amounts not to exceed €1 billion euro.  This agreement is reciprocal to the TMFNL-TMCC Loan Agreement discussed above.  The terms are determined at the time of each loan based on business factors and market conditions.  There was $350 million outstanding at March 31, 2011 and no amount outstanding at March 31, 2010.

TMCC-TFSMX Loan Agreement

TMCC and Toyota Financial Services Mexico, S.A. de C.V. (“TFSMX”) are parties to an uncommitted loan finance agreement under which TMCC may make loans to TFSMX, in amounts not to exceed $500 million.  The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts outstanding at March 31, 2011 and 2010.

TFSA-TMCC Credit Agreement

TMCC and TFSA are parties to a promissory note under which TMCC can make financing available to TFSA up to $200 million.  This agreement is reciprocal to the TMCC-TFSA Credit Agreement discussed above.  The terms are determined at the time of each loan based on business factors and market conditions.  Advances to TFSA are recorded as reductions of retained earnings and are reclassified to intercompany receivables upon TFSA’s settlement of its advances from TMCC.  There were no amounts outstanding at March 31, 2011 and 2010.

Notes Receivable under Home Loan Programs

Under two home loan programs, certain officers, directors, other members of our management, and relocated employees have received mortgage loans from TMCC secured by residential real property.  Mortgage loans outstanding under these programs were $21 million and $27 million as of March 31, 2011 and 2010, respectively.  Loans under these programs from TMCC to directors and executive officers were made prior to July 30, 2002 and thus were grandfathered under the Sarbanes-Oxley Act of 2002.

Accounts Receivable from Affiliates

Receivables with affiliates represent wholesale financing to certain dealerships owned by Toyota Material Handling, U.S.A., Inc. (“TMHU”) and amounts due under industrial equipment leasing arrangements (classified as direct finance leases) with various affiliates.  Outstanding receivables with affiliates were $18 million and $20 million at March 31, 2011 and 2010, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

TFSB Master Participation Agreement

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase up to $60 million per year of participations in certain residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines, not to exceed $150 million over a three year period. At March 31, 2011 and 2010, there were $50 million and $27 million, respectively, in loan participations that had been purchased by TMCC under this agreement.

Shared Services and Operational Support Provided by Affiliates

TFSC-TMCC/TCPR Service Agreement

TMCC and TCPR are each parties to a service agreement with TFSC under which TFSC provides services related to monitoring, management and report preparation for funding and risk management activities, services related to information technology and services related to bank and investor relationships. The total amount paid by TMCC and TCPR under these agreements for services provided during fiscal 2011 and fiscal 2010 was $1 million.

Repurchase Agreements

TMCC and TMS are parties to an agreement which provides that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under wholesale financing.  TMCC is also a party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  No vehicles were repurchased under these agreements during fiscal years 2011, 2010 and 2009.

Accounts Payable to Affiliates

TMCC and TCPR provide wholesale financing to vehicle dealers, and as a result of funding the loans, have payables to TMS and Toyota de Puerto Rico Corp (“TDPR”), respectively.  TMCC also provides wholesale financing to industrial equipment dealers, and as a result has payables to TMHU and HINO.   Intercompany payables to affiliates were $242 million and $284 million at March 31, 2011 and 2010, respectively.

Lease Arrangements

We are party to a 15-year lease agreement with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  The lease commitments are described in Note 15 – Commitments and Contingencies.

Subvention Receivable from Affiliates, Deferred Subvention Income from Affiliates, and Manufacturer’s Subvention Support and Other Revenues

Subvention receivables represent amounts due from TMS and other affiliates in support of retail, lease, and industrial equipment subvention programs offered by TMCC.  Deferred subvention income represents the unearned portion of amounts received from these transactions, and manufacturers’ subvention support and other revenues primarily represent the earned portion of such amounts.  Revenues under these arrangements were $965 million, $782 million, and $764 million for fiscal 2011, 2010 and 2009, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

Shared Services Charges and Other Expenses

TMCC and TMS are parties to a Shared Services Agreement which covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided by each entity to the other.  Fees incurred under this shared services agreement were $47 million, $38 million, and $41 million for fiscal 2011, 2010 and 2009, respectively.

Stock Based Compensation

On a quarterly basis, TMC allocates to TMCC its portion of the consolidated stock-option expense determined in accordance with accounting guidance for stock-based compensation.  The amount allocated to TMCC is based on the number of options granted to TMCC executives.  Compensation expense incurred under this plan was $1 million for both fiscal 2011 and 2010.  This expense allocation was not significant in prior periods.

TFSB Expense Reimbursement Agreement

TMCC and TFSB are parties to an expense reimbursement agreement which provides that TMCC will reimburse certain expenses incurred by TFSB in connection with providing certain financial products and services to TMCC’s customers and dealers in support of TMCC’s customer loyalty strategy and programs.  Expenses incurred by TMCC under this agreement for fiscal 2011 were $17 million.  No similar expenses were reimbursed under this agreement in fiscal 2010 and 2009.

TFSA Expense Reimbursement Agreement

TMCC and TFSA are parties to an expense reimbursement agreement which provides that TMCC will reimburse certain expenses incurred by TFSA, the parent of TMCC and TFSB, with respect to costs related to TFSB’s credit card rewards program.  Expenses incurred by TMCC under this agreement for fiscal 2011 were $11 million.  No similar expenses were reimbursed under this agreement for fiscal 2010 and 2009.

TMS Expense Reimbursement Agreement

TMCC and TMS are parties to a one year expense reimbursement agreement which provides that TMCC will reimburse a portion of certain sales and marketing expenses incurred by TMS during fiscal 2011 for brand and sales support.  Expenses incurred by TMCC under this agreement for fiscal 2011 were $217 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

Shared Services and Operational Support Provided to Affiliates

TFSB Shared Services Agreement

TMCC and TFSB are parties to a shared services agreement. Under the agreement, TMCC provides certain services to TFSB, including certain marketing, administrative, systems, and operational support in exchange for TFSB making available certain financial products and services to TMCC’s customers and dealers meeting TFSB’s credit standards.  Revenues associated with this agreement were not material for fiscal 2011, 2010 and 2009.

Americas Region Shared Services Agreement

TMCC is a party to a shared services agreement with TCPR, TCCI, TFSMX, Toyota Compania Financiera de Argentina S.A. (“TCFA”), Toyota Services de Venezuela , C.A. (“TSV”) and Banco Toyota do Brasil S.A. (“BTB”). Under the agreement, TMCC provides certain services to TCPR, TCCI, TFSMX, TCFA, TSV and BTB including certain administrative, systems and operational support.  Revenues associated with this agreement were $3 million for each of the fiscal years 2011, 2010 and 2009.

Leases to Affiliates

Leases to affiliates represent the investment in operating leases of vehicle and industrial equipment leased to Toyota Logistics Services and other affiliates.  Investments in operating leases to affiliates were $5 million and $29 million at March 31, 2011 and 2010, respectively.  Revenues associated with these leases were not material for fiscal 2011, 2010 and 2009.

Employee Benefits Expense

Employees of TMCC are generally eligible to participate in the TMS pension plan and other employee benefit plans sponsored by TMS.  Employee benefits expenses incurred under these agreements were $27 million, $22 million, and $24 million for fiscal 2011, 2010 and 2009, respectively.  Refer to Note 13 – Pension and Other Benefit Plans for a discussion of the TMS-sponsored pension and savings plans and other employee benefits.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Related Party Transactions (Continued)

Affiliate Insurance Premiums, and Contract Revenues

Affiliate insurance premiums, and contract revenues primarily represent revenues from TMIS for administrative services and various levels and types of coverage provided to TMS.  This includes contractual indemnity coverage and related administrative services for TMS’ certified pre-owned vehicle program and the umbrella liability policy.   TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.

Premiums and contract revenues are reflected within the Related Party Transaction Table. Revenues from affiliate agreements issued were $124 million, $103 million and $95 million for fiscal years 2011, 2010 and 2009, respectively.

TMIS provided prepaid maintenance and vehicle service coverage to TMS in support of certain post-recall sales and customer loyalty efforts in fiscal 2011.  These programs began in March 2010 and were discontinued in January 2011.  Contract revenues recognized as a result of this arrangement are reflected within the Related Party Transaction Table.  Revenues from affiliate agreements issued were $179 million and $10 million for fiscal 2011 and 2010, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Segment Information

Our reportable segments include finance and insurance operations.  Finance operations include retail installment sales, leasing, and dealer financing provided to authorized vehicle and industrial equipment dealers and their customers in the U.S. and Puerto Rico.  Insurance operations are performed by TMIS and its subsidiaries.  The principal activities of TMIS include marketing, underwriting, claims administration related to providing various levels and types of coverage to Toyota and Lexus vehicle dealers and their customers.  In addition, TMIS provides contractual indemnity coverage and related administrative services for TMS’ certified pre-owned vehicle program.  TMIS insures and reinsures certain TMS and TMCC risks, including the umbrella liability policy and insurance of vehicle dealers’ inventory financed by TMCC. The finance and insurance operations segment information presented below includes allocated corporate expenses for the respective segments.  The accounting policies of the operating segments are the same as those described in Note 1 – Summary of Significant Accounting Policies.  Currently, our finance segment operates only in the U.S. and Puerto Rico.  Our insurance segment operates only in the U.S.

Financial information for our reportable operating segments for the years ended or at March 31 is summarized as follows:

	Finance	Insurance	Intercompany
(Dollars in millions)	operations	operations	eliminations	Total
Fiscal 2011:
Total financing revenues	$8,042	$-	$22	$8,064
Insurance earned premiums and contract revenues	-	565	(22)	543
Investment and other income	46	196	(6)	236
Total gross revenues	8,088	761	(6)	8,843

Less:
Depreciation on operating leases	3,353	-	-	3,353
Interest expense	1,620	-	(6)	1,614
Provision for credit losses	(433)	-	-	(433)
Operating and administrative expenses	903	156	-	1,059
Insurance losses and loss adjustment expenses	-	247	-	247
Provision for income taxes	1,014	136	-	1,150
Net income	$1,631	$222	$-	$1,853

Total assets	$89,141	$3,094	$(531)	$91,704

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Segment Information (Continued)

	Finance	Insurance	Intercompany
(Dollars in millions)	operations	operations	eliminations	Total
Fiscal 2010:1
Total financing revenues	$8,145	$-	$18	$8,163
Insurance earned premiums and contract revenues	-	470	(18)	452
Investment and other income	84	150	(6)	228
Total gross revenues	8,229	620	(6)	8,843

Less:
Depreciation on operating leases	3,564	-	-	3,564
Interest expense	2,029	-	(6)	2,023
Provision for credit losses	604	-	-	604
Operating and administrative expenses	630	130	-	760
Insurance losses and loss adjustment expenses	-	213	-	213
Provision for income taxes	516	100	-	616
Net income	$886	$177	$-	$1,063

Total assets	$78,964	$2,790	$(561)	$81,193

Fiscal 2009:1
Total financing revenues	$8,774	$-	$26	$8,800
Insurance earned premiums and contract revenues	-	447	(26)	421
Investment and other income	53	(35)	(7)	11
Total gross revenues	8,827	412	(7)	9,232

Less:
Depreciation on operating leases	4,176	-	-	4,176
Interest expense	2,963	-	(7)	2,956
Provision for credit losses	2,160	-	-	2,160
Operating and administrative expenses	663	136	-	799
Insurance losses and loss adjustment expenses	-	193	-	193
(Benefit from) provision for income taxes	(457)	28	-	(429)
Net (loss) income	$(678)	$55	$-	$(623)

Total assets	$81,647	$2,406	$(374)	$83,679

1 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(Dollars in millions)	Quarter	Quarter	Quarter	Quarter
Fiscal 2011:
Total financing revenue	$2,024	$2,032	$2,023	$1,985
Depreciation on operating leases	(811)	(824)	(872)	(846)
Interest expense	(491)	(593)	(234)	(296)
Net financing revenue	722	615	917	843
Other income	158	186	259	176
Provision for credit losses	289	14	176	(46)
Expenses	(242)	(381)	(339)	(344)
Income before income tax expense	927	434	1,013	629
Provision for income taxes	357	165	387	241
Net income	$570	$269	$626	$388

Fiscal 2010:
Total financing revenue	$2,070	$2,043	$2,037	$2,013
Depreciation on operating leases	(893)	(836)	(897)	(938)
Interest expense	(499)	(618)	(438)	(468)
Net financing revenue	678	589	702	607
Other income	168	161	178	173
Provision for credit losses	(328)	(11)	5	(270)
Expenses	(234)	(230)	(243)	(266)
Income before income tax expense	284	509	642	244
Provision for income taxes	108	199	248	61
Net income	$176	$310	$394	$183

Other income is comprised of insurance earned premiums and contract revenues as well as net investment and other income.  Expenses include operating and administrative expenses as well as insurance losses and loss adjustment expenses.

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

Our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that as of March 31, 2011, our internal control over financial reporting was effective based upon the COSO criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of April 30, 2011.

Name	Age	Position
George E. Borst	62	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSA; Director, TFSC

Ichiro Yajima	53	Director, Executive Vice President and Treasurer, TMCC; Director, Executive Vice President and Treasurer, TFSA

David Pelliccioni	63	Director, Senior Vice President and Chief Administrative Officer and Secretary, TMCC

Chris Ballinger	54	Group Vice President and Chief Financial Officer, TMCC; Group Vice President and Chief Financial Officer, TFSA

Ron Chu	53	Vice President, Accounting & Tax, TMCC; Vice President, Tax, TFSA
Yoshimi Inaba	65	Director, TMCC; Director, President & COO, TMA; Director, Chairman & CEO, TMS; Director TMC

Takuo Sasaki	54	Director, TMCC; Managing Officer, TMC Executive Vice President, TFSC

James E. Lentz III	55	Director, TMCC; Director, President, and COO, TMS

Takeshi Suzuki	63	Director, TMCC; Director, Chairman of the Board and Chief Executive Officer, TFSA; Representative Director, President and Chief Executive Officer, TFSC

Eiji Hirano	60	Director, TMCC; Director and Executive Vice President, TFSC

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

Mr. Yajima was named Director, Executive Vice President, and Treasurer of TMCC in January 2008 and Director, Executive Vice President, and Treasurer of TFSA in January 2008.  From January 2005 to December 2007, Mr. Yajima served as Senior Vice President for Sales Finance Group of Toyota Financial Services Corporation. From January 2004 to December 2004, Mr. Yajima was General Manager for the General Affairs & Human Resources Department of Toyota Finance Corporation.  Mr. Yajima first joined TMC in 1980.

Mr. Pelliccioni was named Group Vice President and Secretary of TMCC in January 2002 and became a Director in May 2002.  In July 2008, he was named Senior Vice President and Chief Administrative Officer.  From January 2007 to July 2008, Mr. Pelliccioni served as Senior Vice President-Sales, Marketing and Operations.  From January 2002 to January 2007, he was Group Vice President-Sales, Marketing and Operations.  From June 2001 to January 2002, Mr. Pelliccioni was Vice President-Sales, Marketing and Operations.  From April 1999 to June 2001, he was Vice President-Field Operations.  Mr. Pelliccioni has been employed with TMCC and TMS, in various positions, since 1988.

Mr. Ballinger was named Group Vice President and Chief Financial Officer of TMCC in September 2008 and Group Vice President and Chief Financial Officer of TFSA in October 2008. Mr. Ballinger was promoted to Group Vice President of TMCC in December 2006, and he also assumed the responsibility for Global Treasury for Toyota Financial Services Corporation at that time.  Mr. Ballinger joined TMCC in September 2003 as Corporate Manager – Treasury, overseeing the Financial Risk Management, Sales and Trading, Capital Markets and Cash Management groups.  Prior to joining TMCC, he served as Assistant Treasurer for Providian Financial and Senior Vice President of Treasury for Bank of America.

Mr. Chu was named Vice President, Accounting & Tax of TMCC in June 2010.  Mr. Chu was named Vice President, Tax of TFSA in April 2011.  From September 2007 to June 2010, Mr. Chu served as Corporate Manager, Tax.  Mr. Chu joined TMCC in March 2002 as National Manager, Tax.  Prior to joining TMCC, he served as Director of Tax for Asia Global Crossing and Senior Manager for KPMG, LLP, in Los Angeles.  Mr. Chu is a Certified Public Accountant licensed in California.

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

Mr. Sasaki was named General Manager of TMC’s Accounting Division in September, 2006 where he served until he was named to his current position of Managing Officer of TMC in June 2009.  Prior to that Mr. Sasaki served as Executive Vice President of Toyota Motor Corporation Australia Ltd., from January 2003 to September 2006.  Mr. Sasaki first joined TMC in 1980.

Mr. Lentz was named President of TMS in November 2007.  Mr. Lentz is currently a Director of TMCC and TMS and prior to his promotion to President, he served as Executive Vice President of TMS from July 2006 to November 2007.  Prior to this, he held the positions of Group Vice President - Toyota Division from April 2005 to July 2006, Group Vice President Marketing from April 2004 to April 2005 and Vice President Marketing from December 2002 to March 2004.  In addition, from 2001 to 2002 Mr. Lentz was the Vice President of Scion.  From 2000 to 2001, Mr. Lentz was the Vice President and General Manager of the Los Angeles Region.  Mr. Lentz has been employed with TMS, in various positions, since 1982.

Mr. Suzuki was named Director of TMCC in June 2005.  From June 2001 to June 2005, he served as Director of TFSA.  Mr. Suzuki was named Director, Chairman of the Board and Chief Executive Officer of TFSA in June 2008.  Mr. Suzuki was named Senior Managing Director of TMC in June 2004.  In 2000, he was named a Director of TFSC as well as a Director of TMC, a title that was changed to Managing Officer in 2003.  Mr. Suzuki was named Representative Director, President and Chief Executive Officer of TFSC in June 2008.  Mr. Suzuki first joined TMC in 1970.

Mr. Hirano was named as a Director of TFSC and Executive Vice President in June 2006.  He was named as a Director of TMCC in September 2007.  From June 2002 to June 2006 he served as Assistant Governor at the Bank of Japan.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2011	2010
Audit fees	$6,679	$6,252
Audit related fees	554	283
Tax fees	558	579
All other fees	146	109
Total fees	$7,937	$7,223

Audit fees include the audits of our consolidated financial statements included in our Annual Reports on Form 10-K, reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q, and providing comfort letters, consents and other attestation reports in connection with our funding transactions.

Audit related fees include post-implementation reviews of accounting systems and assistance with interpretation of accounting guidance.

Tax fees primarily include tax reporting software license fees, tax planning services, assistance in connection with tax audits, and tax compliance system license fees.

Other fees include industry research and translation services performed in connection with our funding transactions.

Auditor Fees Pre-approval Policy

The Audit Committee has adopted a formal policy concerning approval of both audit and non-audit services to be provided by our independent registered public accounting firm.  The policy requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee.  All the services provided in fiscal 2011 and 2010 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on pages 75 through 18.

(a)(2)Financial Statements Schedules

Schedules have been omitted because they are not applicable, the information required to be contained in them is disclosed in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Credit Risk” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K or the amounts involved are not sufficient to require submission.

(b)Exhibits

See Exhibit Index on page 162.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION

Date: June 2, 2011	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George E. Borst George E. Borst	Director, President and Chief Executive Officer (Principal Executive Officer)	June 2, 2011
/s/ Ichiro Yajima Ichiro Yajima	Executive Vice President, Treasurer and Director	June 2, 2011
/s/ David Pelliccioni David Pelliccioni	Director Senior Vice President, Chief Administrative Officer and Secretary	June 2, 2011
/s/ Chris Ballinger Chris Ballinger	Group Vice President and Chief Financial Officer (Principal Financial Officer)	June 2, 2011
/s/ Ron Chu Ron Chu	Vice President, Accounting and Tax (Principal Accounting Officer)	June 2, 2011
/s/ Yoshimi Inaba Yoshimi Inaba	Director	June 2, 2011
/s/ James E. Lentz III James E. Lentz III	Director	June 2, 2011

Takuo Sasaki	Director

Takeshi Suzuki	Director

Eiji Hirano	Director

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011 among TMCC, The Bank of New York Mellon Trust Company, N.A., as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2	Amended and Restated Agency Agreement, dated September 17, 2010, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon.	(7)
______________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 17, 2010, Commission File Number 1-9961.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

4.3(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(8)

4.3(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(9)

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

10.1
Five Year Credit Agreement, dated as of March 1, 2011, among TMCC, Toyota Credit de Puerto Rico Corp., Toyota Credit Canada Inc., Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Kreditbank GMBH and Toyota Leasing GMBH, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”) as Joint Lead Arrangers and Joint Book Managers, Citibank N.A., Bank of America, N.A., as Swing Line Lenders, and Citibank, Bank of America and BTMU as Syndication Agents
		(10)

10.3	Credit Support Agreement dated July 14, 2000 between TFSC and TMC	(11)

10.4	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC	(12)
______________
(8)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated March 1, 2011, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.9 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(12)	Incorporated herein by reference to Exhibit 10.10 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.5	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS	(13)

10.6	Shared Services Agreement dated October 1, 2000 between TMCC and TMS	(14)

10.7(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC	(15)

10.7(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC	(16)

10.8	Form of Indemnification Agreement between TMCC and its directors and officers	(17)

10.9
364 Day Credit Agreement, dated as of March 1, 2011, among TMCC, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Leasing GMBH, Toyota Credit de Puerto Rico Corp., Toyota Credit Canada Inc. and Toyota Kreditbank GMBH, as Borrowers, BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, each lender party thereto, and BNP Paribas Securities Corp., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. and Bank of America, N.A. as Swing Line Lenders, and Citibank, N.A., Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Syndication Agents
		(18)
_____________
(13)	Incorporated herein by reference to Exhibit 10.11 filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.12 filed with our Report on Form 10-K for the year ended September 30, 2000, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.13(a), respectively, filed with our Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Report on Form 10-K for the year ended March 31, 2005, Commission File No. 1-9961.
(17)         Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1,
Commission File No. 33-22440.
(18)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated March 1, 2011.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.10
Three Year Credit Agreement, dated as of March 1, 2011, among TMCC, Toyota Motor Finance (Netherlands) B.V., Toyota Financial Services (UK) PLC, Toyota Leasing GMBH, Toyota Credit de Puerto Rico Corp., Toyota Credit Canada Inc. and Toyota Kreditbank GMBH, as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and BTMU as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. and Bank of America, N.A. as Swing Line Lenders, and Citibank, N.A., Bank of America, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as Syndication Agents and BTMU as Syndication Agents.
(19)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith
____________
(19)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated March 1, 2011.