Form 10-Q
period 2011-06-30
TOYOTA MOTOR CREDIT CORP
filed 2011-08-10
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

Yes __    No  ☒

As of July 31, 2011, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended June 30, 2011

INDEX
PART I	…………………………………………………………………………………………………3
Item 1	Financial Statements……………………………………….......………………………………………....……	3
	Consolidated Statement of Income……………………….……………………………………………………	3
	Consolidated Balance Sheet……………………………………………………………………………………	4
	Consolidated Statement of Shareholder’s Equity………..……………………………………………………	5
	Consolidated Statement of Cash Flows………………….…………………………………………………..…	6
	Notes to Consolidated Financial Statements……………………….……………………………………..……	7
Item 2	Management’s Discussion and Analysis…………………………………………………………………...….	50
Item 3	Quantitative and Qualitative Disclosures About Market Risk………………………………………....………	80
Item 4	Controls and Procedures......................................................................................................................................	80
PART II	…………………………………………………………………………………………………81
Item 1	Legal Proceedings………………………………………………………………………………………………	81
Item 1A	Risk Factors…………………………………………………………………..…………………………………	82
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds……………………………..……………………	83
Item 3	Defaults Upon Senior Securities…………………………………………………………….…………………	83
Item 4	(Removed and Reserved)………………………………………………………………………………………	83
Item 5	Other Information………………………………………………………………………………………………	83
Item 6	Exhibits…………………………………………………………………………………………………………	83
Signatures	………………………………………………………………………………………………………………….	84
Exhibit Index	………………………………………………………………………………………………………………….	85

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	June 30,
(Dollars in millions)	2011	2010
Financing revenues:
Operating lease	$1,204	$1,200
Retail	626	730
Dealer	90	94
Total financing revenues	1,920	2,024

Depreciation on operating leases	825	811
Interest expense	457	491
Net financing revenues	638	722

Insurance earned premiums and contract revenues	150	123
Investment and other income, net	40	35
Net financing revenues and other revenues	828	880

Expenses:
Provision for credit losses	(203)	(289)
Operating and administrative	197	184
Insurance losses and loss adjustment expenses	86	58
Total expenses	80	(47)

Income before income taxes	748	927
Provision for income taxes	283	357

Net income	$465	$570

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$7,413	$6,830
Restricted cash	679	705
Investments in marketable securities	5,194	4,822
Finance receivables, net	55,671	57,736
Investments in operating leases, net	18,767	19,041
Other assets	2,394	2,570
Total assets	$90,118	$91,704

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$74,922	$77,282
Deferred income taxes	4,702	4,424
Other liabilities	3,163	3,142
Total liabilities	82,787	84,848

Commitments and contingencies (See Note 13)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued
and outstanding) at June 30, 2011 and March 31, 2011	915	915
Additional paid-in-capital	1	1
Accumulated other comprehensive income	110	100
Retained earnings	6,305	5,840
Total shareholder's equity	7,331	6,856
Total liabilities and shareholder's equity	$90,118	$91,704

The following table presents the assets of consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the consolidated balance sheet above.

(Dollars in millions)	June 30, 2011	March 31, 2011
ASSETS
Finance receivables, net	$11,728	$11,317
Total assets	$11,728	$11,317

LIABILITIES
Debt	$11,173	$10,626
Other liabilities	3	3
Total liabilities	$11,176	$10,629

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in capital	income (loss)	earnings	Total

BALANCE AT MARCH 31, 2010	$915	$1	$104	$4,253	$5,273

Net income for the three months ended
June 30, 2010	-	-	-	570	570
Net unrealized gain on available-for-sale
marketable securities, net of tax provision
of $1 million	-	-	3	-	3
Reclassification adjustment for net gain
included in net income, net of tax provision
of $5 million	-	-	(8)	-	(8)
Total comprehensive income	-	-	(5)	570	565

BALANCE AT JUNE 30, 2010	$915	$1	$99	$4,823	$5,838

BALANCE AT MARCH 31, 2011	$915	$1	$100	$5,840	$6,856

Net income for the three months ended
June 30, 2011	-	-	-	465	465
Net unrealized gain on available-for-sale
marketable securities, net of tax provision
of $3 million	-	-	9	-	9
Reclassification adjustment for net loss
included in net income, net of tax benefit
of $1 million	-	-	1	-	1
Total comprehensive income	-	-	10	465	475

BALANCE AT JUNE 30, 2011	$915	$1	$110	$6,305	$7,331

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months Ended June 30,
(Dollars in millions)	2011	2010
Cash flows from operating activities:
Net income	$465	$570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	848	841
Recognition of deferred income	(304)	(300)
Provision for credit losses	(203)	(289)
Amortization of deferred costs	140	72
Foreign currency and other adjustments to the carrying value of debt, net	853	(1,233)
Net gain from sale of marketable securities	(12)	(11)
Net change in:
Restricted cash	26	(186)
Derivative assets	(369)	183
Other assets (Note 9) and accrued income	110	(108)
Deferred income taxes	274	359
Derivative liabilities	(19)	483
Other liabilities	54	106
Net cash provided by operating activities	1,863	487
Cash flows from investing activities:
Purchase of investments in marketable securities	(1,828)	(618)
Proceeds from sales of investments in marketable securities	257	393
Proceeds from maturities of investments in marketable securities	1,224	89
Acquisition of finance receivables (excluding wholesale)	(5,450)	(6,245)
Collection of finance receivables (excluding wholesale)	5,669	5,380
Net change in wholesale receivables	2,123	(387)
Acquisition of investments in operating leases	(1,899)	(2,807)
Disposals of investments in operating leases	1,537	1,518
Advances to affiliates (Note 15)	(812)	(690)
Repayments from affiliates (Note 15)	1,138	350
Other, net	(4)	(5)
Net cash provided by (used in) investing activities	1,955	(3,022)
Cash flows from financing activities:
Proceeds from issuance of debt	2,830	7,177
Payments on debt	(3,821)	(3,620)
Net change in commercial paper	(2,232)	(518)
Advances from affiliates (Note 15)	2	-
Repayments to affiliates (Note 15)	(14)	(8)
Net cash (used in) provided by financing activities	(3,235)	3,031
Net increase in cash and cash equivalents	583	496
Cash and cash equivalents at the beginning of the period	6,830	4,343
Cash and cash equivalents at the end of the period	$7,413	$4,839
Supplemental disclosures:
Interest paid	$416	$447
Income taxes (received) paid, net	$(128)	$5

See Accompanying Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform to current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three months ended June 30, 2011 and 2010 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three months ended June 30, 2011 do not necessarily indicate the results which may be expected for the full fiscal year.

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2011 (“fiscal 2011”), which was filed with the Securities and Exchange Commission (“SEC”) on June 2, 2011.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Guidance

In June 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires entities to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. This guidance does not change the items that must be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income. This accounting guidance is effective for us on April 1, 2012.  We are evaluating the effect that adoption of this guidance will have on our consolidated financial statements.

In May 2011, the FASB issued accounting guidance on fair value measurement and disclosure requirements.  The guidance generally clarifies the application of existing requirements on topics including the concepts of highest and best use and valuation premise, measuring the fair value of instruments classified in shareholder’s equity, and disclosing quantitative information about the unobservable inputs used in the measurement of instruments categorized within Level 3 of the fair value hierarchy.  Additionally, the guidance includes changes on topics such as measuring the fair value of financial instruments that are managed within a portfolio and additional disclosure for fair value measurements categorized within Level 3 of the fair value hierarchy.  This accounting guidance is effective for us on January 1, 2012.  We are currently evaluating the effect that adoption of this guidance will have on our consolidated financial condition and results of operations.

In April 2011, the FASB issued accounting guidance on repurchase agreements that removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  It also removes the collateral maintenance implementation guidance related to this criterion.  This accounting guidance is effective for us on January 1, 2012.  We are evaluating the effect that adoption of this guidance will have on our consolidated financial condition and results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

In April 2011, the FASB issued accounting guidance on troubled debt restructuring.  The guidance clarifies whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a loan modification constitutes a troubled debt restructuring.  This accounting guidance also supersedes previous accounting guidance that temporarily delayed the effective date for disclosures about troubled debt restructurings as part of the credit quality of finance receivables and the allowance for credit losses disclosures.  This accounting guidance is effective for us for the quarter ending September 30, 2011, with retrospective application back to April 1, 2011, and is not expected to have a material impact on our consolidated financial condition or results of operations.

Recently Adopted Accounting Guidance

In April 2011, we adopted new FASB accounting guidance on the capitalization of costs relating to the acquisition or renewal of insurance contracts. The early adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

In April 2011, we adopted new FASB accounting guidance that sets forth the requirements that must be met for a company to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

In April 2011, we adopted new FASB accounting guidance that changes the accounting model for revenue arrangements that include both tangible products and software elements that function together to deliver the product’s essential functionality. The accounting guidance more closely reflects the underlying economics of these transactions. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

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

In April 2009, we adopted new FASB additional accounting guidance for other-than-temporary impairment (“OTTI”) to improve the consistency in the timing of impairment recognition, as well as provide greater clarity to investors about credit and non-credit components of impaired debt securities that are not expected to be sold. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.  Upon adoption we did not record a transition adjustment for securities held at March 31, 2009 that were previously considered other-than-temporarily impaired as we intended to sell or believed it was more likely that we would be required to sell the securities for which we had previously recognized OTTI.

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

Derivatives

As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter for valuation purposes.  All of our derivative counterparties to which we had credit exposure at June 30, 2011 were assigned investment grade ratings by a credit rating organization.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and March 31, 2011, by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

As of June 30, 2011
	Fair value measurements on a recurring basis
				Counterparty	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	netting & collateral	value
Cash equivalents	$7,355	$-	$-	$-	$7,355
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	8	64	-	-	72
Municipal debt securities	-	16	-	-	16
Certificates of deposit and commercial paper	-	2,665	-	-	2,665
Foreign government debt securities	-	5	-	-	5
Corporate debt securities	-	140	-	-	140
Mortgage-backed securities:
U.S. government agency	-	75	-	-	75
Non-agency residential	-	11	-	-	11
Non-agency commercial	-	28	-	-	28
Asset-backed securities	-	22	-	-	22
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	38	-	-	38
U.S. government sector fund	-	546	-	-	546
Municipal sector fund	-	19	-	-	19
Investment grade corporate sector fund	-	324	-	-	324
High-yield sector fund	-	35	-	-	35
Real return sector fund	-	112	-	-	112
Mortgage sector fund	-	433	-	-	433
Asset-backed securities sector fund	-	39	-	-	39
Emerging market sector fund	-	60	-	-	60
International sector fund	-	138	-	-	138
Equity mutual fund – S&P 500 index	416	-	-	-	416
Available-for-sale securities total	424	4,770	-	-	5,194
Derivative assets:
Foreign currency swaps	-	4,937	154	-	5,091
Interest rate swaps	-	280	12	-	292
Counterparty netting and collateral	-	-	-	(4,113)	(4,113)
Derivative assets total	-	5,217	166	(4,113)	1,270
Embedded derivative assets	-	-	1	-	1
Total assets	7,779	9,987	167	(4,113)	13,820
Derivative liabilities:
Foreign currency swaps	-	(61)	(2)	-	(63)
Interest rate swaps	-	(1,071)	(2)	-	(1,073)
Counterparty netting and collateral	-	-	-	993	993
Derivative liabilities total	-	(1,132)	(4)	993	(143)
Embedded derivative liabilities	-	-	(41)	-	(41)
Total liabilities	-	(1,132)	(45)	993	(184)
Total net assets	$7,779	$8,855	$122	$(3,120)	$13,636

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

In the foregoing tables, in instances in which we met the accounting guidance for set-off criteria, we elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist for both the first quarter of the fiscal year ending March 31, 2012 (“fiscal 2012”) and the fiscal year ended March 31, 2011.

As of June 30, 2011, derivative assets were reduced by a counterparty credit valuation adjustment of $19 million and derivative liabilities were reduced by a non-performance credit valuation adjustment of $1 million. As of March 31, 2011, derivative assets were reduced by a counterparty credit valuation adjustment of $12 million and derivative liabilities were reduced by a non-performance credit valuation adjustment of $1 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The determination in classifying a financial instrument within Level 3 of the fair value hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement.  Transfers in and out of Level 3 for the three months ended June 30, 2011 and 2010 are recognized at the end of their respective reporting periods.  There were no transfers between Level 1 and Level 2 securities during the three months ended June 30, 2011 and 2010.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2011 and 2010:

Three Months Ended June 30, 2011

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
					Total net
					assets
	Derivatives				(liabilities)

			Embedded
	Interest	Foreign	derivative
	rate	currency	liabilities,	Total
(Dollars in millions)	swaps	swaps	net	Derivatives
Fair value, April 1, 2011	$17	$109	$(51)	$75	$75
Total gains/(losses)
Included in earnings	4	48	11	63	63
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	(11)	(5)	-	(16)	(16)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, June 30, 2011	$10	$152	$(40)	$122	$122
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date	$4	$48	$(5)	$47	$47

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Three Months Ended June 30, 2010

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
							Total net
	Available-for-sale						assets
	securities		Derivatives				(liabilities)

		Available-			Embedded
	Asset-	for-sale	Interest	Foreign	derivative
	backed	securities	rate	currency	liabilities,	Total
(Dollars in millions)	securities	total	swaps	swaps	net	Derivatives
Fair value, April 1, 2010	$3	$3	$16	$69	$(30)	$55	$58
Total gains/(losses)
Included in earnings	-	-	52	31	(2)	81	81
Included in other
comprehensive income	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-
Settlements	-	-	(13)	(34)	-	(47)	(47)
Transfers in to Level 3	-	-	-	-	-	-	-
Transfers out of Level 3	(3)	(3)	-	-	-	-	(3)
Fair value, June 30, 2010	$-	$-	$55	$66	$(32)	$89	$89
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date			$53	$29	$(2)	$80	$80

Significant Changes to Level 3 Assets During the Period

Level 3 net assets, reported at fair value on a recurring basis increased $47 million for the quarter ended June 30, 2011. The increase of $47 million is primarily attributable to an increase in the fair value of derivative assets, specifically foreign currency derivatives, due to the weakening of the U.S. dollar during the first quarter of fiscal 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances, for example, when there is evidence of impairment.  For these assets, we disclose the fair value on a nonrecurring basis and any changes in fair value during the reporting period.  Fair value measurements on a nonrecurring basis consisted of Level 3 net finance receivables of $127 million and $191 million as of June 30, 2011 and March 31, 2011, respectively.

Nonrecurring Fair Value Changes

The total change in fair value of financial instruments measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statement of Income consisted of a gain on net finance receivables of $3 million and $15 million for the quarters ended June 30, 2011 and 2010, respectively.

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

The following is a description of financial instruments for which the ending balances as of June 30, 2011 and March 31, 2011 are not carried at fair value in their entirety on the Consolidated Balance Sheet.

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

The carrying value and estimated fair value of certain financial instruments at June 30, 2011 and March 31, 2011 were as follows:

	June 30, 2011		March 31, 2011
	Carrying		Carrying
(Dollars in millions)	value	Fair value	value	Fair value
Financial assets
Finance receivables, net	$55,413	$56,694	$57,460	$59,143

Financial liabilities
Commercial paper	$17,705	$17,705	$19,943	$19,943
Unsecured notes and loans payable	$46,044	$46,567	$46,713	$47,067
Secured notes and loans payable	$11,173	$11,190	$10,626	$10,633

Finance receivables are presented net of the allowance for credit losses; the amount excludes related party transactions of $38 million and $39 million and direct finance leases of $220 million and $237 million at June 30, 2011 and March 31, 2011, respectively.

The carrying value of unsecured notes and loans payable represents the sum of unsecured notes and loans payable and carrying value adjustment.  Also included in unsecured notes and loans payable is $4.2 billion of loans payable to affiliates at June 30, 2011 and March 31, 2011 that are carried at amounts that approximate fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	June 30, 2011
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$73	$-	$(1)	$72
Municipal debt securities	15	1	-	16
Certificates of deposit and commercial paper	2,665	-	-	2,665
Foreign government debt securities	5	-	-	5
Corporate debt securities	134	6	-	140
Mortgage-backed securities:
U.S. government agency	73	3	(1)	75
Non-agency residential	10	1	-	11
Non-agency commercial	27	1	-	28
Asset-backed securities	22	-	-	22
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	37	1	-	38
U.S. government sector fund	584	-	(38)	546
Municipal sector fund	18	1	-	19
Investment grade corporate sector fund	283	41	-	324
High-yield sector fund	27	8	-	35
Real return sector fund	112	-	-	112
Mortgage sector fund	442	-	(9)	433
Asset-backed securities sector fund	34	5	-	39
Emerging market sector fund	56	4	-	60
International sector fund	138	2	(2)	138
Equity mutual fund – S&P 500 Index	262	154	-	416
Total investments in marketable securities	$5,017	$228	$(51)	$5,194

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

The fixed income mutual funds are private placement funds.  The total fair value of private placement fixed income mutual funds was $1.7 billion and $1.8 billion at June 30, and March 31, 2011, respectively.  For each fund, cash redemption limits may apply to each 90 day period.

OTTI Securities

For the three months ended June 30, 2011 and 2010, there were no available-for-sale (“AFS”) debt or equity securities deemed to be other-than-temporarily impaired, and therefore, all unrealized losses on AFS debt and equity securities were recognized in Accumulated Other Comprehensive Income.

Unrealized Losses on Securities

The following tables present the aging of fair value and gross unrealized losses for AFS securities:

	June 30, 2011
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses	value	losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$45	$(1)	$-	$-	$45	$(1)
U.S. government agency mortgage-
backed securities	38	(1)	-	-	38	(1)
Equity instruments:
U.S. government sector fund	546	(38)	-	-	546	(38)
Mortgage sector fund	433	(9)	-	-	433	(9)
International sector fund	111	(2)	-	-	111	(2)
Total investments in marketable
securities	$1,173	$(51)	$-	$-	$1,173	$(51)

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

At June 30, 2011 and March 31, 2011, we did not own any investments that have been in a continuous unrealized loss position for 12 consecutive months or more.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

Contractual Maturities and Yields

The contractual maturities of investments in marketable securities at June 30, 2011 are summarized in the following table.  Prepayments may cause actual maturities to differ from scheduled maturities.

	Due in 1 Year or		Due after 1 Year		Due after 5 Years
	Less		through 5 Years		through 10 Years		Due after 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair Value of Available-
for-Sales Securities:
Debt instruments:
U.S. government and
agency obligations	$11	1.22%	$8	2.68%	$52	2.28%	$1	6.62%	$72	2.26%
Municipal debt securities	-	-	-	-	-	-	16	6.09	16	6.09
Certificates of deposit and
commercial paper	2,665	0.36	-	-	-	-	-	-	2,665	0.36
Foreign government debt
securities	2	1.87	3	2.93	-	-	-	-	5	2.52
Corporate debt
securities	8	5.20	72	4.07	54	5.29	6	5.95	140	4.70
Mortgage-backed securities:
U.S. government agency	-	-	-	-	4	5.04	71	4.38	75	4.41
Non-agency residential	-	-	-	-	-	-	11	8.06	11	8.06
Non-agency commercial	-	-	-	-	3	0.25	25	4.59	28	4.46
Asset-backed securities	-	-	10	2.24	3	1.27	9	1.80	22	1.95
Debt instruments total	2,686	0.38	93	3.73	116	3.70	139	4.82	3,034	0.81

Equity instruments:
Fixed income mutual funds									1,744	3.20
Equity mutual funds									416	2.95
Equity instruments total	-		-		-		-		2,160	3.15

Total fair value	$2,686	0.38%	$93	3.73%	$116	3.70%	$139	4.82%	$5,194	1.79%
Total amortized cost	$2,685		$90		$114		$135		$5,017

Yields are based on the amortized cost balances of securities held at June 30, 2011.  Yields are derived by aggregating the monthly result of interest and dividend income (including the effect of related amortization of premiums and accretion of discounts) divided by amortized cost.  The total amortized cost includes amortized cost on equity securities that do not have a maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at both June 30, 2011 and March 31, 2011.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net

Finance receivables, net consist of retail and dealer accounts including accrued interest and deferred costs, net of the allowance for credit losses and unearned income.  Pledged retail receivables represent retail loan receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements.  Cash flows from these receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

(Dollars in millions)	June 30, 2011	March 31, 2011
Retail receivables	$34,314	$34,951
Pledged retail receivables	11,923	11,546
Dealer financing	10,097	12,189
Recorded investment	56,334	58,686

Deferred origination costs	660	650
Unearned income	(795)	(846)
Allowance for credit losses
Retail and pledged retail receivables	(393)	(613)
Dealer financing	(135)	(141)
Total allowance for credit losses	(528)	(754)
Finance receivables, net	$55,671	$57,736

Finance receivables, net and retail receivables presented in the previous table include direct finance leases of $220 million and $237 million at June 30, 2011 and March 31, 2011, respectively.

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

Individual borrower accounts for each of the two classes of finance receivables (retail and commercial loans) are segregated into one of four aging categories based on the number of days outstanding.  The aging for each class of finance receivables is updated quarterly.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net (Continued)

Dealer Products Portfolio Segment

For the three classes of finance receivables within the dealer products portfolio segment (wholesale, real estate and working capital), all loans outstanding to an individual dealer, affiliated entity or dealership group are aggregated and evaluated collectively by dealer or dealership group.  This reflects the interconnected nature of financing provided to our individual dealer, affiliated entities and dealer group customers.

When assessing the credit quality of the finance receivables within the dealer products portfolio segment, we segregate the finance receivables account balances into four distinct credit quality indicators based on internal risk assessments. The internal risk assessments for all finance receivables within the dealer products portfolio segment are updated on a monthly basis.

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default.
•	Credit Watch – Account designated for elevated attention.
•	At Risk – Account where there is a probability that default exists based on qualitative and quantitative factors.
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements.

 The tables below show the recorded investment for each credit quality indicator by class of finance receivable as of June 30, 2011 and March 31, 2011:

	Retail Loan		Commercial
(Dollars in millions)	June 30, 2011	March 31, 2011	June 30, 2011	March 31, 2011

Aging of finance receivables:
Current	$45,050	$45,351	$389	$416
30-59 days past due	596	562	12	15
60-89 days past due	142	108	4	5
90 days past due	42	39	2	1
Total	$45,830	$46,060	$407	$437

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	June 30, 2011	March 31, 2011	June 30, 2011	March 31, 2011	June 30, 2011	March 31, 2011

Credit quality indicators:
Performing	$4,301	$6,073	$3,369	$3,409	$1,074	$1,088
Credit Watch	491	699	598	505	65	147
At Risk	46	78	139	148	14	13
Default	-	10	-	11	-	8
Total	$4,838	$6,860	$4,106	$4,073	$1,153	$1,256

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our recorded investment in impaired loans by class of finance receivable as of June 30, 2011 and March 31, 2011:

	Recorded Investment		Unpaid Principal Balance		Allowance
(Dollars in millions)	June 30, 2011	March 31, 2011	June 30, 2011	March 31, 2011	June 30, 2011	March 31, 2011

Impaired account balances with an allowance:

Wholesale	$9	$19	$9	$19	$2	$3
Real estate	136	156	136	156	50	50
Working capital	14	18	14	18	12	14
Total	$159	$193	$159	$193	$64	$67

Impaired account balances without an allowance:

Wholesale	$31	$62	$31	$62	$-	$-
Real estate	-	-	-	-	-	-
Working capital	1	3	1	3	-	-
Total	$32	$65	$32	$65	$-	$-

Total impaired account balances:

Wholesale	$40	$81	$40	$81	$2	$3
Real estate	136	156	136	156	50	50
Working capital	15	21	15	21	12	14
Total	$191	$258	$191	$258	$64	$67

As of June 30, 2011 and March 31, 2011, all impaired finance receivables within the dealer products portfolio segment were on nonaccrual status and there were no charge-offs against the allowance for credit losses. Therefore, the recorded investment in impaired loans is equal to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the average recorded investment in impaired loans and the related interest income recognized by class of finance receivable for the three months ended June 30, 2011 and 2010:

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2011	2010	2011	2010

Impaired account balances with an allowance:

Wholesale	$10	$64	$-	$1
Real estate	137	145	1	1
Working capital	14	16	-	-
Total	$161	$225	$1	$2

Impaired account balances without an allowance:

Wholesale	$42	$15	$1	$-
Real estate	-	12	-	-
Working capital	1	3	-	-
Total	$43	$30	$1	$-

Total impaired account balances:

Wholesale	$52	$79	$1	$1
Real estate	137	157	1	1
Working capital	15	19	-	-
Total	$204	$255	$2	$2

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following:

(Dollars in millions)	June 30, 2011	March 31, 2011
Vehicles	$24,273	$24,790
Equipment and other	845	842
	25,118	25,632
Deferred origination fees	(156)	(167)
Deferred income	(726)	(764)
Accumulated depreciation	(5,330)	(5,535)
Allowance for credit losses	(139)	(125)
Investments in operating leases, net	$18,767	$19,041

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended
	June 30,
(Dollars in millions)	2011	2010
Allowance for credit losses at beginning of period	$879	$1,705
Provision for credit losses	(203)	(289)
Charge-offs, net of recoveries	(9)	(100)
Allowance for credit losses at end of period	$667	$1,316

Charge-offs are shown net of $52 million and $39 million of recoveries for the three months ended June 30, 2011 and 2010, respectively.

Allowance for Credit Losses and Recorded Investment in Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and recorded investment in finance receivables by portfolio segment for the three months ended June 30, 2011 and 2010:

For the Three Months Ended June 30, 2011

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning Balance, April 1, 2011	$595	$18	$141	$754
Charge-offs	(53)	-	-	(53)
Recoveries	44	1	-	45
Provisions	(206)	(6)	(6)	(218)
Ending Balance, June 30, 2011	$380	$13	135	$528

Ending Balance: Individually Evaluated for Impairment	$-	$-	$64	$64
Ending Balance: Collectively Evaluated for Impairment	$380	$13	$71	$464

Gross Finance Receivables:

Ending Balance, June 30, 2011	$45,830	$407	$10,097	$56,334
Ending Balance: Individually Evaluated for Impairment	$-	$-	$191	$191
Ending Balance: Collectively Evaluated for Impairment	$45,830	$407	$9,906	$56,143

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Note 7 – Allowance for Credit Losses (Continued)

	For the Three Months Ended June 30, 2010

	(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

	Allowance for Credit Losses for Finance Receivables:

	Beginning Balance, April 1, 2010	$1,236	$33	$211	$1,480
	Charge-offs	(116)	(2)	-	(118)
	Recoveries	29	1	-	30
	Provisions	(220)	-	(52)	(272)
	Ending Balance, June 30, 2010	$929	$32	159	$1,120

	Ending Balance: Individually Evaluated for
	Impairment	$-	$-	$76	$76
	Ending Balance: Collectively Evaluated for
	Impairment	$929	$32	$83	$1,044

	Gross Finance Receivables:1

	Ending Balance, June 30, 2010	$45,539	$540	$11,943	$58,022
	Ending Balance: Individually Evaluated for
	Impairment	$-	$-	$257	$257
	Ending Balance: Collectively Evaluated for
	Impairment	$45,539	$540	$11,686	$57,765

1	Prior period amounts have been reclassified to conform to the current period presentation.

We had no purchases or sales of any finance receivables during the above reporting periods.  Furthermore, we acquired no finance receivables with deteriorated credit quality.

	Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	June 30, 2011	March 31, 2011
Aggregate balances 60 or more days past due
Finance receivables	$190	$157
Operating leases	48	43
Total	$238	$200

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of June 30, 2011 and March 31, 2011 for finance receivables that are past due:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past Due and Accruing

As of June 30, 2011

Retail Loan	$596	$142	$42	$780	$45,050	$45,830	$42
Commercial	12	4	2	18	389	407	2
Wholesale	-	-	-	-	4,838	4,838	-
Real estate	1	-	-	1	4,105	4,106	-
Working capital	1	-	-	1	1,152	1,153	-
Total	$610	$146	$44	$800	$55,534	$56,334	$44

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past due and Accruing

As of March 31, 2011

Retail Loan	$562	$108	$39	$709	$45,351	$46,060	$39
Commercial	15	5	1	21	416	437	1
Wholesale	24	4	-	28	6,832	6,860	-
Real estate	4	-	-	4	4,069	4,073	-
Working capital	1	-	-	1	1,255	1,256	-
Total	$606	$117	$40	$763	$57,923	$58,686	$40

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at June 30, 2011 was $144 million, excluding embedded derivatives and adjustments made for our own non-performance risk. In the normal course of business, we did not post any collateral with counterparties with which we were in a net liability position at June 30, 2011.  If our credit ratings were to have declined to “A+”, we would have been required to post $7 million of collateral to the counterparties with which we were in a liability position at June 30, 2011.  If our credit ratings were to have declined to “BBB+” or below, we would have been required to post $144 million of additional collateral to the counterparties with which we were in a liability position at June 30, 2011.  In order to settle all derivative instruments that were in a net liability position at June 30, 2011, excluding embedded derivatives and adjustments made for our own non-performance risk, we would have been required to pay $144 million.

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at June 30, 2011 as reported in the Consolidated Balance Sheet:

	Hedge accounting		Non-hedge		Total
	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$465	$61	$13,331	$231	$13,796	$292
Foreign currency swaps	5,188	1,896	16,330	3,195	21,518	5,091
Embedded derivatives	-	-	10	1	10	1
Total	$5,653	$1,957	$29,671	$3,427	$35,324	$5,384

Counterparty netting						(993)
Collateral held						(3,120)
Carrying value of derivative contracts – Other assets						$1,271

Other liabilities
Interest rate swaps	$-	$-	$54,338	$1,073	$54,338	$1,073
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	1,773	61	91	2	1,864	63
Embedded derivatives	-	-	154	41	154	41
Total	$1,773	$61	$54,633	$1,116	$56,406	$1,177

Counterparty netting						(993)
Collateral posted						-
Carrying value of derivative contracts – Other liabilities						$184

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the three months ended June 30, 2011 and 2010 as reported in our Consolidated Statement of Income:

	Three Months Ended
	June 30,
(Dollars in millions)	2011	2010
Interest expense on debt1	$481	$451
Interest expense on pay float hedge accounting derivatives1	(81)	(109)
Interest expense on pay float non-hedge accounting derivatives1,3	(188)	(131)
Interest expense on debt, net of pay float swaps	212	211

Interest expense on non-hedge pay fixed swaps1	236	309

(Gain) loss on hedge accounting derivatives:
Interest rate swaps2	(7)	(13)
Foreign currency swaps2	(400)	514
(Gain) loss on hedge accounting derivatives	(407)	501
Less hedged item: change in fair value of fixed rate debt	403	(510)
Ineffectiveness related to hedge accounting derivatives2	(4)	(9)

Loss (gain) on foreign currency transactions	704	(608)
(Gain) loss on currency swaps and forwards 2	(809)	503

(Gain) loss on other non-hedge accounting derivatives:
Pay float swaps2	(96)	(46)
Pay fixed swaps2	214	131
Total interest expense	$457	$491

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense.

	Three Months Ended
	June 30,
(Dollars in millions)	2011	2010

Ineffectiveness related to hedge accounting derivatives	$2	$1
Loss (gain) on currency swaps and forwards	5	(2)
Loss (gain) on non-hedge accounting derivatives:
Pay float swaps	1	-
Pay fixed swaps	-	(1)
Total credit valuation adjustment allocated to interest expense	$8	$(2)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	June 30, 2011	March 31, 2011
Other assets:

Notes receivable from affiliates	$326	$653
Used vehicles held for sale	110	162
Deferred charges	168	179
Income taxes receivable	-	118
Derivative assets	1,271	902
Other assets	519	556
Total other assets	$2,394	$2,570

Other liabilities:

Unearned insurance premiums and contract revenues	$1,508	$1,521
Derivative liabilities	184	203
Accounts payable and accrued expenses	953	855
Deferred income	242	243
Other liabilities	276	320
Total other liabilities	$3,163	$3,142

The change in used vehicles held for sale of $52 million and $23 million at June 30, 2011 and June 30, 2010, respectively, includes non-cash activity.  The cash portion of the change is included in Investing Activities on the Consolidated Statement of Cash Flows.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	June 30,	March 31,	June 30,	March 31,
(Dollars in millions)	2011	2011	2011	2011
Commercial paper	$17,705	$19,943	0.23%	0.28%
Unsecured notes and loans payable	44,223	45,304	3.33%	3.33%
Secured notes and loans payable	11,173	10,626	0.68%	0.74%
Carrying value adjustment	1,821	1,409
Total debt	$74,922	$77,282	2.13%	2.13%

The commercial paper balance includes unamortized premium or discount.  Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premium or discount and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At June 30, 2011 and March 31, 2011, the carrying value of these foreign currency notes payable was $27.8 billion and $27.0 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Additionally, the carrying value of our unsecured notes and loans payable at June 30, 2011 included $14.1 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 8.4 percent and $31.9 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 15.3 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2011 included $14.1 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 6.0 percent and $32.6 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.3 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt increased by $412 million at June 30, 2011 compared to March 31, 2011 primarily as a result of a weaker U.S. dollar relative to certain other currencies in which some of our debt is denominated.

As of June 30, 2011, our commercial paper had an average remaining maturity of 54 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 11 – Variable Interest Entities

We use one or more special purpose entities that are considered variable interest entities (“VIEs”) to issue asset-backed securities to third party bank-sponsored asset-backed securitization vehicles and to investors in securitization transactions.  The securities issued by these VIEs are backed by the cash flows from finance receivables that have been transferred to the VIEs.  Although the transferred finance receivables have been legally sold to the VIEs, we hold variable interests in the VIEs that could potentially be significant to the VIEs.  We determined that we are the primary beneficiary of the securitization trusts because (i) our servicing responsibilities for the transferred receivables give us the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant.

The assets of the consolidated securitization VIEs consisted of $11,923 million and $11,546 million in gross retail finance receivables at June 30, 2011, and March 31, 2011, respectively.  Net retail finance receivables, after consideration of deferred origination costs, unearned income and allowance for credit losses, were $11,728 million and $11,317 million as of June 30, 2011 and March 31, 2011, respectively.  In addition, TMCC held $679 million and $705 million in cash which represent collections from the underlying pledged receivables and certain reserve deposits held for the securitization trusts at June 30, 2011 and March 31, 2011, respectively.  We classified this cash as restricted cash on our consolidated balance sheet.  The liabilities of these consolidated VIEs consisted of $11,173 million and $10,626 million in secured debt, net of $288 million and $577 million of securities retained by TMCC, and $3 million in other liabilities at June 30, 2011 and March 31, 2011.  The assets of the VIEs and the restricted cash held by TMCC serve as the sole source of repayment for the asset-backed securities issued by these entities.  Investors in the notes issued by the VIEs do not have recourse to TMCC’s general credit, with the exception of customary representation and warranty repurchase provisions and indemnities.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In March 2011, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement, a $5.0 billion three year syndicated bank credit facility pursuant to a Three Year Credit Agreement, and a $3.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2011 and March 31, 2011.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2011, we entered into a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents are contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $4.0 billion.  This revolving facility allows us to obtain term funding up to the renewal date.  Any portion of the facility that is not renewed is repaid as the underlying assets amortize.  We obtained approximately $378 million of funding through this facility during the first quarter of fiscal 2012.  As of June 30, 2011, approximately $3.8 billion of this facility was utilized.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Credit Agreements

TMCC has additional bank credit facilities.  As of June 30, 2011, TMCC has committed bank credit facilities of $1 billion that mature in fiscal 2013 and $400 million that mature in fiscal 2014.  An uncommitted bank credit facility in the amount of $500 million matures in fiscal 2013.  These agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2011 and March 31, 2011.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below. The maximum amounts under these commitments and guarantees are summarized in the table below:

	Maximum commitment amount as of
(Dollars in millions)	June 30, 2011	March 31, 2011
Commitments:
Credit facilities with vehicle and industrial equipment dealers	$6,234	$6,189
Minimum lease commitments	88	90
Total commitments	6,322	6,279
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total commitments and guarantees	$6,422	$6,379

Wholesale financing demand note facilities	$10,222	$9,422

At both June 30, 2011 and March 31, 2011, amounts outstanding under credit facilities with vehicle and industrial equipment dealers were $5.2 billion and were recorded in Finance receivables, net in the Consolidated Balance Sheet.  Minimum lease commitments include $49 million and $51 million in facilities lease commitments with affiliates at June 30, 2011 and March 31, 2011, respectively.  Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.  At June 30, and March 31, 2011, amounts outstanding under wholesale financing demand note facilities were $4.3 billion and $6.3 billion, respectively, and were recorded in Finance receivables, net in the Consolidated Balance Sheet.

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for facilities refurbishment, real estate purchases, and working capital requirements.  These loans are generally collateralized with liens on real estate, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are periodically reviewed for collectability.  We also provide financing to various multi-franchise dealer organizations, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies (Continued)

We are party to a 15-year lease agreement, which expires in 2018, with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At June 30, 2011, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above, are as follows: fiscal years ending March 31, 2012 - $13 million; 2013 - $18 million; 2014 - $15 million; 2015 - $11 million; 2016 - $11 million and thereafter - $20 million.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2011 and March 31, 2011.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2011, we determined that it is not probable that we will be required to make any material payments in the future.  As of June 30, 2011 and March 31, 2011, no amounts have been recorded under these indemnifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies (Continued)

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  We believe, based on currently available information and established accruals, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending in part, upon the operating results for such period.

Recall-related Class Action

TMCC and certain affiliates had been named as defendants in a putative bondholder class action, Harel Pia Mutual Fund vs. Toyota Motor Corp., et al., filed in the Central District of California on April 8, 2010, alleging violations of federal securities laws.  The plaintiff filed a voluntary dismissal of the lawsuit on July 20, 2010.

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

We believe we have meritorious defenses to these claims and intend to defend against them vigorously.  We are unable, however, to estimate the losses or range of losses that are reasonably possible based upon currently available information.  In determining whether it is possible to provide an estimate of loss or range of possible loss, we have considered a variety of factors, including the preliminary stage of the proceedings, whether the case would be allowed to proceed as a class action, the unknown size and scope of any class that may be certified, the fact that the damages sought are not specified, meaningful legal uncertainties associated with the claims and the fact that there has been no discovery to date.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Income Taxes

Our effective tax rate was 38 percent during the first quarter of fiscal 2012 and 39 percent for the same period in fiscal 2011.  Our provision for income taxes for the first quarter of fiscal 2012 was $283 million compared to $357 million for the same period in fiscal 2011.   This decrease in provision is consistent with the decrease in our income before tax for the first quarter of fiscal 2012 compared to the same period in fiscal 2011.

Tax-Related Contingencies

As of June 30, 2011, we remain under IRS examination for the fiscal years ended March 31, 2011 and March 31, 2012.  The IRS examination for the fiscal years ended March 31, 2007 through March 31, 2009 was concluded in the fourth quarter of fiscal 2011 resulting in a refund of $105 million plus interest, received during the first quarter of fiscal 2012.  The IRS examination for the fiscal year ended March 31, 2010 was concluded in the first quarter of fiscal 2012.

We periodically review our uncertain tax positions. Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended June 30, 2011, our assessment did not result in any change in unrecognized tax benefits.

Our deferred tax assets at June 30, 2011 were $2.4 billion compared to $2.5 billion at March 31, 2011, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts through fiscal year 2032. The total deferred tax liability at June 30, 2011, net of these deferred tax assets, was $4.7 billion compared with $4.4 billion at March 31, 2011.  Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Related Party Transactions

As of June 30, 2011, there were no material changes to our related party agreements or relationships as described in our fiscal 2011 Form 10-K, except as described below.  The tables below summarize amounts included in our Consolidated Statement of Income and Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended
	June 30,
(Dollars in millions)	2011	2010 1
Net financing revenues:
Manufacturers’ subvention support and other revenues	$243	$233
Credit support fees incurred	$(8)	$(9)
Foreign exchange loss on loans payable to affiliates	$(38)	$(61)
Interest expense on loans payable to affiliates	$(11)	$(12)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$54	$29

Investments and other income, net:
Interest earned on notes receivable from affiliates	$-	$1

Expenses:
Shared services charges and other expenses	$17	$10
Employee benefits expense	$10	$8

1 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Related Party Transactions (Continued)

(Dollars in millions)	June 30, 2011	March 31, 2011
Assets:
Finance receivables, net
Accounts receivable from affiliates	$18	$18
Direct finance receivables from affiliates	$4	$5
Notes receivable under home loan programs	$20	$21
Deferred retail subvention income from affiliates	$(688)	$(732)

Investments in operating leases, net
Leases to affiliates	$5	$5
Deferred lease subvention income from affiliates	$(723)	$(761)

Other assets
Notes receivable from affiliates	$326	$653
Other receivables from affiliates	$168	$157
Subvention support receivable from affiliates	$63	$109

Liabilities:
Debt
Loans payable to affiliates	$4,235	$4,197

Other liabilities
Unearned affiliate insurance premiums and
contract revenues	$343	$364
Accounts payable to affiliates	$180	$242
Notes payable to affiliate	$61	$61

Shareholder’s Equity:
Dividends paid	$-	$266
Stock based compensation	$1	$1

Affiliate Insurance Premiums and Contract Revenues

Affiliate insurance premiums, and contract revenues primarily represent revenues from Toyota Motor Insurance Services, Inc. (“TMIS”) for administrative services and various levels and types of coverage provided to TMS. This includes contractual indemnity coverage and related administrative services for TMS’ certified pre-owned vehicle program and the umbrella liability policy. TMIS, through its wholly-owned subsidiary, provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  Revenues from affiliate agreements issued were $31 million for the three months ended June 30, 2011 and 2010.

Revenues from affiliate agreements issued temporarily to TMS for special sales and customer loyalty programs during fiscal 2011 were $43 million for the quarter ended June 30, 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 16 – Segment Information

Financial information for our reportable operating segments for the periods ended or at June 30, 2011 is summarized as follows (dollars in millions):

	Finance	Insurance	Intercompany
Fiscal 2012:	operations	operations	eliminations	Total
Three Months Ended June 30, 2011

Total financing revenues	$1,916	$-	$4	$1,920
Insurance earned premiums and contract revenues	-	154	(4)	150
Investment and other income	12	30	(2)	40
Total gross revenues	1,928	184	(2)	2,110

Less:
Depreciation on operating leases	825	-	-	825
Interest expense	459	-	(2)	457
Provision for credit losses	(203)	-	-	(203)
Operating and administrative expenses	158	39	-	197
Insurance losses and loss adjustment expenses	-	86	-	86
Provision for income taxes	262	21	-	283
Net income	$427	$38	$-	$465

Total assets at June 30, 2011	$87,459	$3,108	$(449)	$90,118

Fiscal 2011
Three Months Ended June 30, 2010

Total financing revenues	$2,018	$-	$6	$2,024
Insurance earned premiums and contract revenues	-	129	(6)	123
Investment and other income	10	27	(2)	35
Total gross revenues	2,028	156	(2)	2,182

Less:
Depreciation on operating leases	811	-	-	811
Interest expense	493	-	(2)	491
Provision for credit losses	(289)	-	-	(289)
Operating and administrative expenses	145	39	-	184
Insurance losses and loss adjustment expenses	-	58	-	58
Provision for income taxes	335	22	-	357
Net income	$533	$37	$-	$570

Total assets at June 30, 2010	$81,934	$2,910	$(361)	$84,483

Note 17 – Subsequent Events

Subsequent to the quarter ended June 30, 2011, our Board of Directors approved a $741 million cash dividend to be paid to our parent, Toyota Financial Services Americas Corporation, by September 2011.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2011 (“fiscal 2011”). We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

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

We also generate revenue from our insurance operations by providing coverage to vehicle dealers and their customers for certain types of risks.  We measure the performance of our insurance operations using the following metrics: investment income, issued agreement volume, number of agreements in force, loss ratio and other loss metrics.  The loss ratio is derived by dividing insurance loss and loss adjustment expenses by insurance earned premium and contract revenues.

Our financial results are affected by a variety of economic and industry factors, including but not limited to, new and used vehicle markets, the level of Toyota and Lexus production and sales, new vehicle incentives, consumer behavior, level of employment, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, the financial health of the dealers we finance, and the level of competitive pressure.  Changes in these factors can influence the demand for new and used vehicles, the number of contracts that default and the loss per occurrence, the inability to realize originally estimated contractual residual values on our lease earning assets, and our gross margins on financing volume.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets and prevailing interest rates, as well as our credit ratings, which may affect our ability to obtain cost effective funding to support earning asset growth.

Fiscal 2012 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2012 (“fiscal 2012”), the United States economy continued to recover at a slow rate.  However, consumer confidence fell and consumer spending remained constrained by an elevated level of unemployment.  Home values remained depressed, commodity prices continued to fluctuate, and household wealth contracted. While manufacturing production showed improvement during the first quarter of fiscal 2012, it was insufficient to offset contraction in the consumer sector.

Conditions in the global capital markets deteriorated during the first quarter of fiscal 2012 compared to the same period in fiscal 2011 due to growing concerns around the European sovereign debt crisis and the general slow pace of economic recovery.  While demand for fixed income investments remained robust and borrowing conditions from an absolute yield standpoint remained favorable, investor risk aversion may ultimately impact overall market access and funding costs.  Despite this backdrop, we currently maintain broad access to markets globally.

Industry-wide vehicle sales in the United States increased during the first quarter of fiscal 2012 as compared to the same period in the prior year while sales incentives throughout the auto industry decreased over the same period.  Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) in the first quarter of fiscal 2012 decreased 16 percent in the first quarter of fiscal 2012 compared to the same period in fiscal 2011.  The decline in TMS sales was attributable to manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models and related parts supply that resulted from natural disasters occurring in Japan in March 2011.

Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, the reduced levels of production and sales impacted our financial condition and operating results as of and for the quarter ended June 30, 2011.  The reduction in the availability of new Toyota and Lexus vehicles negatively affected our financing volume, earning assets and revenues during the first quarter of fiscal 2012.  In response to the supply disruptions of certain Toyota and Lexus vehicle models and parts, we implemented special programs designed to assist our retail customers and vehicle dealers.

Prices of used vehicles remained near an all-time high during the first quarter of fiscal 2012 primarily due to the low supply of used vehicles.  The reduction in the anticipated availability of new Toyota and Lexus vehicles had the effect of increasing demand for certain used Toyota and Lexus vehicles, which further supported the favorable trend in used Toyota and Lexus vehicle values.  The combination of low used vehicle supply and reduced availability of new Toyota and Lexus vehicles also favorably impacted credit loss severity, and contributed to lower lease return rates during the first quarter of fiscal 2012.

RESULTS OF OPERATIONS

Fiscal 2012 First Quarter Summary

	Three Months Ended
	June 30,
(Dollars in millions)	2011	2010
Net income:
Finance operations	$427	$533
Insurance operations	38	37
Total net income	$465	$570

Our consolidated net income was $465 million for the first quarter of fiscal 2012, compared with $570 million for the same period in fiscal 2011.  Our consolidated results for the first quarter of fiscal 2012 decreased as compared to the same period in fiscal 2011 primarily due to the decreases in total financing revenues and benefit from credit losses.

Our total financing revenues declined during the first quarter of fiscal 2012 due primarily to lower portfolio yield on both our retail and operating lease portfolios partially offset by higher average outstanding earning asset balances in our retail portfolio.

We recorded a benefit from credit losses of $203 million for the first quarter of fiscal 2012, compared to a benefit of $289 million for the same period in fiscal 2011.  The benefit from credit losses of $203 million was attributable to lower levels of per unit loss severity and frequency of loss in our consumer portfolio.  The improvement in default frequency was due in part to the overall improvement in the credit quality of our portfolio while the improvement in per unit loss severity was attributable to strong used vehicle prices fueled by a lower supply of used vehicles.

Operating and administrative expenses increased by 7 percent during the first quarter of fiscal 2012 as compared to the same period in fiscal 2011.  The increase in operating expenses was primarily due to increases in technology related consulting fees and shared affiliate expenses for sales and marketing activities.  Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

Our overall capital position increased by $0.4 billion, bringing total shareholder’s equity to $7.3 billion at June 30, 2011, as compared to $6.9 billion at March 31, 2011.  Our debt decreased to $74.9 billion at June 30, 2011 from $77.3 billion at March 31, 2011.  We experienced an improvement in our debt-to-equity ratio to 10.2 at June 30, 2011 from 11.3 at March 31, 2011 due to a decrease in our debt balance.

Financing Operations

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2011	2010	Change
Financing revenues:
Operating lease	$1,204	$1,200	-%
Retail1	626	730	(14)%
Dealer	86	88	(2)%
Total financing revenues	1,916	2,018	(5)%

Depreciation on operating leases	825	811	2%
Interest expense	459	493	(7)%
Net financing revenues	632	714	(11)%

Provision for credit losses	(203)	(289)	(30)%

Net income from financing
operations	$427	$533	(20)%
1 Includes direct finance lease revenues.

Our financing operations reported net income of $427 million for the first quarter of fiscal 2012, compared to $533 million for the same period in fiscal 2011.  The decrease in net income was primarily due to the decreases in total financing revenues and benefit from credit losses.

Our total financing revenues declined during the first quarter of fiscal 2012 due primarily to lower portfolio yield for both our retail and operating lease portfolios partially offset by higher average outstanding earning asset balances in our retail portfolio.

Our per unit credit loss severity improved during the first quarter of fiscal 2012 primarily due to continued strong used vehicle prices resulting from a low supply of used vehicles.  The reduction in the anticipated availability of new Toyota and Lexus vehicles increased the demand for, and thereby further supported favorable trends in, certain used Toyota and Lexus vehicle values.  The combination of low used vehicle supply and reduced availability of new Toyota and Lexus vehicles also favorably affected credit loss severity, and contributed to lower lease return rates during the first quarter of fiscal 2012.  Our continued focus on purchasing practices and collection efforts also contributed to favorable credit loss performance.  As a result, net charge-offs significantly improved during the first quarter of fiscal 2012 as compared to the same period in fiscal 2011.  In addition, our delinquencies at June 30, 2011 improved as compared to the delinquencies at June 30, 2010.  In response to these favorable trends, we recorded a benefit from credit losses of $203 million for the first quarter of fiscal 2012.

Financing Revenues

Total financing revenues decreased 5 percent during the first quarter of fiscal 2012 as compared to the same period in fiscal 2011 due to the following factors:

•	Operating lease revenues in the first quarter of fiscal 2012 remained consistent with the same period in fiscal 2011.

•
Retail contract revenues decreased 14 percent in the first quarter of fiscal 2012, as compared to the same period in fiscal 2011, primarily due to a decrease in our portfolio yields partially offset by higher average outstanding earning asset balances.

•	Dealer financing revenues decreased 2 percent in the first quarter of fiscal 2012, as compared with the same period in fiscal 2011 primarily due to lower average outstanding earning asset balances.

Our total finance receivables portfolio yield was 5.0 percent during the first quarter of fiscal 2012 compared to 5.8 percent for the same period in fiscal 2011 due to decreases in our retail portfolio yields.

Depreciation on Operating Leases

Depreciation on operating leases increased 2 percent during the first quarter of fiscal 2012, as compared to the same period in fiscal 2011.  The increase in depreciation was attributable to the 6% increase in average operating lease units outstanding, partially offset by the effect of strong used vehicle values.  Improvements in used vehicle values, due primarily to lower used vehicle supply, resulted in an increase to the estimated end-of-term residual values of the existing portfolio.

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

	Three Months Ended
	June 30,
(Dollars in millions)	2011	2010
Interest expense on debt1	$481	$451
Interest expense on pay float swaps1,2	(269)	(240)

Interest expense on pay fixed swaps1	236	309
Ineffectiveness related to hedge accounting derivatives3,4	(4)	(9)
Loss (gain) on foreign currency transactions	704	(608)
(Gain) loss on currency swaps and forwards3,4	(809)	503

(Gain) loss on other non-hedge accounting derivatives:
Pay float swaps3,4	(96)	(46)
Pay fixed swaps3,4	214	131
Total interest expense5	$457	$491

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

5  Excludes $2 million of interest on bonds held by our insurance operations for the first quarter of both fiscal 2012 and fiscal 2011.  Refer to Note 16 – Segment
   Information of the Notes to Consolidated Financial Statements for further information.

We reported consolidated interest expense of $457 million during the first quarter of fiscal 2012 compared to $491 million during the same period in fiscal 2011.  Interest expense was lower during the first quarter of fiscal 2012 compared to the same period in fiscal 2011 due to lower net interest expense on pay fixed swaps, which was offset by higher net losses on other non-hedge accounting derivatives.

Interest expense on debt primarily represents interest due on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt increased to $481 million during the first quarter of fiscal 2012 from $451 million in the same period in fiscal 2011.  This increase was primarily due to higher outstanding balances of debt during the first quarter of fiscal 2012 than during the same period in fiscal 2011.  Interest expense on pay float swaps represents net interest expense on our interest rate and cross-currency swaps.  During the first quarter of fiscal 2012 and fiscal 2011, 3-month LIBOR rates were generally lower than the rates on the receive leg of these swaps.  Settlements on pay float swaps resulted in interest income of $269 million for the first quarter of fiscal 2012 compared to $240 million for the same period in fiscal 2011.

Interest expense on pay fixed swaps represents net interest on our pay fixed swaps portfolio where we pay a fixed rate and receive a floating rate based on 3-month LIBOR.  During the first quarter of fiscal 2012 and fiscal 2011, 3-month LIBOR was generally lower than the fixed interest rates at which the swap contracts were executed, resulting in net interest expense in both periods.  Pay fixed swaps have a weighted average life of approximately two to three years; this results in a pay fixed swaps portfolio that is constantly changing as new swaps are executed at different rates, and existing swaps mature.  Net interest expense on pay fixed swaps decreased to $236 million for the first quarter of fiscal 2012 from $309 million for the same period of fiscal 2011 due to a decrease in the average pay fixed interest rate on this swap portfolio.

Gain or loss on foreign currency transactions relates to foreign currency denominated transactions for which hedge accounting has not been elected.  We are required to revalue these foreign currency denominated transactions at each balance sheet date.  We use currency swaps and forwards to economically hedge these foreign currency transactions.  During the first quarter of fiscal 2012, the U.S. dollar weakened relative to certain other currencies in which our foreign currency transactions are denominated.  This resulted in the recognition of losses on foreign currency transactions of $704 million during the first quarter of fiscal 2012.  We recorded gains in the fair value of currency swaps used to economically hedge these foreign currency transactions of $809 million during the first quarter of fiscal 2012.  During the first quarter of fiscal 2011, the U.S. dollar strengthened relative to certain other currencies in which our foreign currency transactions are denominated. This resulted in the recognition of gain of $608 million in foreign currency transactions and losses of $503 million in the fair value of currency swaps used to economically hedge these foreign currency transactions during the first three months of fiscal 2011.

Decreases in swap rates contributed to losses on pay fixed interest rate swaps of $214 million and gains of $96 million on non-hedge accounting pay float interest rate swaps during the first quarter of fiscal 2012.  The losses on pay fixed swaps and the gains on pay float swaps were relatively smaller during the first quarter of fiscal 2011, as swap rates decreased less during the first quarter of fiscal 2011 than they did in the same period of fiscal 2012.

Provision for Credit Losses

We recorded a benefit from credit losses of $203 million for the first quarter of fiscal 2012, compared to a benefit from credit losses of $289 million for the same period in fiscal 2011.  The benefit from credit losses for the first quarter of fiscal 2012 resulted from lower levels of frequency of loss and per unit loss severity in our consumer portfolio.

As used vehicle prices remained near an all-time high during the first quarter of fiscal 2012, driven primarily by a low supply of used vehicles, we experienced lower loss severity as compared to the same period in fiscal 2011.  In addition, the overall credit quality of our consumer portfolio in the first quarter of fiscal 2012 continued to benefit from our ongoing focus on purchasing practices and collection efforts.  As a result, our net charge-offs improved during the first quarter of fiscal 2012 as compared to the same period in fiscal 2011.  In addition, our delinquencies at June 30, 2011 improved compared to delinquencies at June 30, 2010.

The favorable trends in per unit loss severity, delinquencies, frequency of loss and net charge offs that contributed to the benefit from credit losses for the first quarter of fiscal 2012 reflect patterns of credit behavior different from our traditional seasonal patterns.  Accordingly, there can be no assurance that these favorable trends will continue.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2011	2010	Change
Agreements (units in thousands)
Issued	345	544	(37)%
In force	6,282	5,468	15%

Insurance earned premiums and contract revenues	$154	$129	19%
Investment and other income	$30	$27	11%

Gross revenues from insurance operations	$184	$156	18%

Insurance losses and loss adjustment expenses	$86	$58	48%

Insurance dealer back-end program expenses	$22	$21	5%

Net income from insurance operations	$38	$37	3%

Our insurance operations reported net income during the first quarter of fiscal 2012 of $38 million, compared to $37 million of net income reported during the same period in fiscal 2011.  Insurance earned premiums and contract revenues are affected by sales volume as well as the level, age, and mix of agreements in force.  Agreements in force represent active insurance policies written and contracts issued.  Insurance earned premiums and contract revenues represent revenues from the agreements in force.

Agreements issued decreased by 37 percent during the first quarter of fiscal 2012 compared to the same period in fiscal 2011.  The decrease was primarily due to the discontinuation in January 2011 of affiliate agreements issued in support of special TMS sales and customer loyalty programs.

Our insurance operations reported insurance earned premiums and contract revenues of $154 million during the first quarter of fiscal 2012 compared to $129 million during the same period in fiscal 2011.  The increase in insurance earned premiums and contract revenues was primarily due to the increase in the number of agreements in force.

Investment and other income for our insurance operations consist primarily of investment income on marketable securities.  Our insurance operations reported investment and other income of $30 million during the first quarter of fiscal 2012 compared to investment and other income of $27 million during the same period in fiscal 2011.  The increase was primarily due to higher dividend income and realized gains from sales of investments.  Refer to “Investment and Other Income” below for a more detailed discussion on our consolidated investment portfolio.

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

Our insurance operations reported $86 million of insurance losses and loss adjustment expenses during the first quarter of fiscal 2012 compared to $58 million during the same period in fiscal 2011.  The increase in insurance losses and loss adjustment expenses primarily relates to the losses associated with affiliated agreements issued in support of TMS special sales and customer loyalty programs and the overall growth of agreements in force.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on their sales volume or underwriting performance.  Insurance dealer back-end program expenses increased 5 percent during the first quarter of fiscal 2012 compared to the same period in fiscal 2011.  The increase was primarily due to the introduction of program enhancements which allowed more dealers to participate.

Investment and Other Income

The following table summarizes the components of our consolidated investment and other income:
	Three Months Ended
	June 30,
(Dollars in millions)	2011	2010
Interest and dividend income on marketable securities	$20	$19
Realized gains on marketable securities	12	11
Other income	8	5
Total investment and other income, net	$40	$35

Interest and dividend income and realized gains on marketable securities during the first quarter of fiscal 2012 were consistent with the same period in the prior year.

We reported $8 million of other income during the first quarter of fiscal 2012, compared to $5 million during the same period in fiscal 2011.  The increase in other income was primarily due to increased interest income on cash held in excess of our funding requirements during the first quarter of fiscal 2012 compared to the same period in fiscal 2011.

Operating and Administrative Expenses

The following table summarizes our operating and administrative expenses:

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2011	2010	Change
Employee expenses	$80	$82	(2)%
Operating expenses	95	81	17%
Insurance dealer back-end program expenses	22	21	5%

Total operating and administrative expenses	$197	$184	7%

Operating expenses increased during the first quarter of fiscal 2012 compared to the same period in fiscal 2011 due to increases in technology related consulting fees and shared affiliate expenses for sales and marketing activities.  Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.  Refer to Insurance Operations above for further information on insurance dealer back-end program expenses.

Provision for Income Taxes

Our provision for income taxes for the first quarter of fiscal 2012 was $283 million compared to $357 million for the same period in fiscal 2011.  Our effective tax rate was 38 percent for the first quarter of fiscal 2012, compared to 39 percent for the same period in fiscal 2011.  The change in our provision for income taxes is broadly consistent with the change in operating income in the first quarter of fiscal 2012 compared to the same period in fiscal 2011.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended
	June 30,		Percentage
(units in thousands):	2011	2010	Change
TMS new sales volume1	299	354	(16)%

Vehicle financing volume2
New retail contracts	140	181	(23)%
Used retail contracts	93	98	(5)%
Lease contracts	62	98	(37)%
Total	295	377	(22)%

TMS subvened vehicle
financing volume (units
included in the above table):
New retail contracts	65	129	(50)%
Used retail contracts	11	25	(56)%
Lease contracts	53	92	(42)%
Total	129	246	(48)%

Market share:3
Retail contracts	46.8%	50.8%
Lease contracts	20.7%	27.6%
Total	67.5%	78.4%

1 Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial  fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 87% Toyota and 13% Lexus vehicles for the first quarter of fiscal
   2012.  TMS new sales volume is comprised of approximately 85% Toyota and 15% Lexus vehicles for the first quarter of fiscal 2011.
2  Total financing volume is comprised of approximately 80% Toyota, 15% Lexus, and 5% non-Toyota/Lexus vehicles for the first quarter of fiscal 2012.
   Total financing volume is comprised of approximately 82% Toyota, 14% Lexus, and 4% non-Toyota/Lexus vehicles for the first quarter of fiscal 2011.

3 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

Our retail and lease contracts are acquired primarily from Toyota and Lexus vehicle dealers, and the volume of contracts is dependent upon TMS sales volume and subvention.  In March 2011, natural disasters in Japan caused manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models and parts.  As a result, vehicle sales by TMS decreased 16 percent in the first quarter of fiscal 2012 compared to the same period in fiscal 2011.

Our finance volume and market share decreased in the first quarter of fiscal 2012 compared to the same period in fiscal 2011.  The lower levels of both volume and market share were driven primarily by the decreased supply of new Toyota and Lexus vehicles and a lower level of TMS subvention programs.  TMS subvention levels declined as the reduced supply of new vehicles decreased the need for subvention.

The composition of our net earning assets is summarized below:
			Percentage
(Dollars in millions)	June 30, 2011	March 31, 2011	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$45,709	$45,688	-%
Dealer financing, net	9,962	12,048	(17)%
Total finance receivables, net	55,671	57,736	(4)%
Investments in operating leases, net	18,767	19,041	(1)%
Net earning assets	$74,438	$76,777	(3)%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers2	980	975	1%
Vehicle dealers outside of the
Toyota/Lexus dealer network	477	470	1%
Industrial equipment dealers	138	139	(1)%
Total number of dealers receiving			%
wholesale financing	1,595	1,584	1%

Dealer inventory financed (units in thousands)	177	253	(30)%

1 Includes direct finance leases.
2 Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our overall new and used retail contract volume decreased during the first quarter of fiscal 2012 as compared to the same period in fiscal 2011.  Much of the decrease was attributable to a decrease in overall TMS vehicle sales and subvention.  Retail finance receivables, net at June 30, 2011 remained consistent as compared to the balance at March 31, 2011, as the dollar volume of vehicle financing offset portfolio liquidations.

Lease Contract Volume and Earning Assets

Our overall vehicle lease contract volume during the first quarter of fiscal 2012 decreased as compared to the same period in fiscal 2011.  Vehicle lease contract volume is affected by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.  Much of the decrease during the first quarter of fiscal 2012 was attributable to a decrease in TMS sales and subvention levels.  Our investment in operating leases, net decreased slightly at June 30, 2011 as compared to the balance at March 31, 2011 due to lower contract volume.

Dealer Financing and Earning Assets

Dealer financing, net decreased 17% from March 31, 2011, primarily due to decreases in dealer inventory.  The lower level of dealer inventory was attributable to manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models that resulted from natural disasters occurring in Japan in March 2011.  The total number of dealers receiving financing remained relatively stable as compared to March 31, 2011.

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

Depreciation on Operating Leases

	Three Months Ended
	June 30,		Percentage
	2011	2010	Change
Depreciation on operating
leases (dollars in millions)	$825	$811	2%
Average operating lease units
outstanding (in thousands)	797	755	6%

Depreciation expense on operating leases increased by 2 percent to $825 million during the first quarter of fiscal 2012 compared to $811 million during the same period of fiscal 2011.  Although the average number of operating leases outstanding during the first quarter of fiscal 2012 increased by 6% as compared to the same prior year period, higher trends in used vehicle values moderated the overall increase in depreciation expense.  Used vehicle values remained near an all-time high during the quarter; however, sustainability of these levels for an extended period of time is uncertain.

Credit Risk

Credit Loss Experience

The overall credit quality of our consumer portfolio in the first quarter of fiscal 2012 continued to benefit from our focus on purchasing practices and collection efforts.  In addition, subvention contributed to our overall portfolio quality, as subvened contracts typically have better credit quality than non-subvened contracts.  These factors, combined with strong used vehicle values, contributed to decreased levels of delinquency and net charge-offs during the first quarter of fiscal 2012 as compared to the same period in fiscal 2011.

	June 30,	March 31,	June 30,
	2011	2011	2010
Net charge-offs as a percentage of average gross earning assets1
Finance receivables	0.06%	0.61%	0.61%
Operating leases	0.03%	0.22%	0.30%
Total	0.05%	0.52%	0.54%

Default frequency as a percentage of outstanding contracts2	1.50%	2.11%	2.44%
Average loss severity per unit	$5,731	$7,110	$7,697

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets3
Finance receivables4	0.34%	0.27%	0.46%
Operating leases4	0.25%	0.23%	0.43%
Total	0.32%	0.26%	0.45%

1  Net charge-off ratios have been annualized using three month results for the periods ended June 30, 2011 and June 30, 2010.
2  Prior period percentages have been reclassified to conform to the current period presentation.
3  Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
4  Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The improvement in loss severity per unit during the first quarter of fiscal 2012 compared to the same period in fiscal 2011 was primarily attributable to improvements in used vehicle values which reduced net loss per charged-off unit.  The manufacturing disruptions and production suspensions resulting from the natural disasters that occurred in Japan in March 2011 lowered the anticipated availability of new vehicles and further supported used vehicle values.  As a result, our level of net charge-offs for the first quarter of fiscal 2012 decreased significantly compared with the same period in the prior year.  Net charge-offs as a percentage of average gross earning assets decreased from 0.54 percent at June 30, 2010 to 0.05 percent at June 30, 2011.

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

The allowance for credit losses for our dealer portfolio is established by first aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by either vehicles and industrial equipment, real estate or dealership assets, or unsecured).  We then analyze dealer pools using an internally developed risk rating system.  In addition, we have established procedures that focused on managing high risk loans in our dealer portfolio.  Our field operations management and special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  If impaired loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

The following table provides information related to our allowance for credit losses for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
(Dollars in millions)	2011	2010
Allowance for credit losses at beginning of period	$879	$1,705
Provision for credit losses	(203)	(289)
Charge-offs, net of recoveries1	(9)	(100)
Allowance for credit losses at end of period	$667	$1,316

1 Net of recoveries of $52 million and $39 million for the three months ended June 30, 2011 and 2010, respectively.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Default frequency as a percentage of average outstanding contracts decreased to 1.50 percent during the first quarter of fiscal 2012 compared to 2.44 percent during the same period in fiscal 2011.  Contributing to the improvement in default frequency was our continued focus on purchasing practices and collection efforts.  In addition, we experienced lower loss severity as prices of used vehicles remained near an all time high during the first quarter of fiscal 2012.

During the first quarter of fiscal 2012, our allowance for credit losses decreased $212 million or 24 percent from $879 million at March 31, 2011 to $667 million at June 30, 2011.  The decline in our allowance for credit losses was driven by improvements in per unit loss severity and default frequency.  The improvement in per unit loss severity was attributable to higher used vehicle values.  Prices of used vehicles remained near an all-time high during the first quarter of fiscal 2012 primarily due to the low supply of used vehicles.  In addition, the reduction in anticipated availability of new Toyota and Lexus vehicles resulting from the manufacturing disruptions increased demand for certain used Toyota and Lexus vehicles.  The increased demand further supported the favorable trend in used vehicle values.  Our continued focus on purchasing practices and collection efforts contributed to the improvement in default frequency and related delinquency trends.  As a result, our net charge-offs improved significantly during the first quarter of fiscal 2012 as compared to the same period in fiscal 2011.

The favorable trends in per unit loss severity, delinquencies, default frequency and net charge offs reflect patterns of credit behavior different from our traditional seasonal patterns and levels.  However, an unusual combination of factors including the low supply of used vehicles, the impact of the natural disasters occurring in Japan, and an extended period of economic uncertainty have contributed to these trends which differ from historical patterns.  We considered these factors as well as our historical seasonal patterns in establishing our allowance for credit losses at June 30, 2011.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	June 30, 2011	March 31, 2011
Commercial paper1	$17,705	$19,943
Unsecured notes and loans payable2	44,223	45,304
Secured notes and loans payable	11,173	10,626
Carrying value adjustment3	1,821	1,409
Total Debt	$74,922	$77,282

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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $8.4 billion to $10.3 billion with an average balance of $9.3 billion for the first quarter of fiscal 2012.

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

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $16.1 billion to $20.6 billion during the quarter ended June 30, 2011, with an average outstanding balance of $18.1 billion.  Our commercial paper programs are supported by the liquidity facilities discussed in this section.  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable at par value:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable4
Balance at March 31, 20111	$8,914	$22,312	$3,233	$8,969	$43,428
Issuances during the three months
ended June 30, 2011	-	516 2	-	150 3	666
Maturities and terminations
during the three months
ended June 30, 2011	(961)	(1,211)	-	(150)	(2,322)
Balance at June 30, 20111	$7,953	$21,617	$3,233	$8,969	$41,772

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

2	EMTNs had terms to maturity ranging from approximately 2 years to 3 years, and had interest rates at the time of issuance ranging from 3.7 percent to 4.6 percent.
3	Consists of long-term borrowings, with terms to maturity of less than 1 year, and an interest rate as of June 30, 2011 of 0.08 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2010, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion, or the equivalent in other currencies, of which €28.8 billion was available for issuance at June 30, 2011.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

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

The securitization transactions discussed above involve the transfer of discrete pools of auto retail installment sale contracts to bankruptcy-remote special purpose entities.  These bankruptcy-remote entities are used in an effort to ensure that the securitized assets are isolated from the claims of creditors of TMCC and that the cash flows from the auto retail installment sale contracts are available solely for the benefit of the investors.  Investors in asset-backed securities do not have recourse to our other assets, and neither TMCC nor our affiliates guarantee the obligations issued by any securitization trusts.  We are not required to repurchase receivables from the trusts that become delinquent or default after securitization.  As seller and servicer of the receivables, we are required to repurchase receivables that are subsequently discovered not to have met specified eligibility requirements.  This repurchase obligation is customary in securitization transactions.

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

Our securitizations are structured to provide credit enhancement to reduce the risk of loss to security holders and other interest holders in the asset-backed securities.  Credit enhancement may include some or all of the following:

•	Overcollateralization: The principal amount of the securitized assets that exceeds the principal amount of the related secured debt.
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

Public Term Securitization

Since 1993, we have sponsored 19 public securitization trusts backed by retail finance receivables which have issued more than $17 billion of securities.  None of these securities has defaulted, experienced any events of default or failed to pay principal in full at maturity.  We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by auto retail installment sales contracts in the U.S. capital markets.  Funding obtained from our public term securitization transactions is repaid as the underlying finance receivables amortize.  In addition, we retained certain securities from these transactions and may sell them at any time.

Amortizing Asset-backed Commercial Paper Conduits

We executed private securitization transactions of retail finance receivables with bank-sponsored multi-seller asset-backed conduits.  During the first quarter of fiscal 2012, these transactions provided us with approximately $1.8 billion in funding which will be repaid as the underlying finance receivables amortize.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated credit facilities with certain banks.

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In March 2011, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement, a $5.0 billion three year syndicated bank credit facility pursuant to a Three Year Credit Agreement, and a $3.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2011 and March 31, 2011.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2011, we entered into a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents are contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $4.0 billion.  This revolving facility allows us to obtain term funding up to the renewal date.  Any portion of the facility that is not renewed is repaid as the underlying assets amortize.  We obtained $378 million in funding through this facility during the first quarter of fiscal 2012.  As of June 30, 2011, approximately $3.8 billion of this facility was utilized.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

 Other Credit Agreements

TMCC has additional bank credit facilities.  As of June 30, 2011, TMCC has committed bank credit facilities of $1 billion that mature in fiscal 2013 and $400 million that mature in fiscal 2014.  An uncommitted bank credit facility in the amount of $500 million matures in fiscal 2013.  These agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2011 and March 31, 2011.

We are in compliance with the covenants and conditions of the credit agreements described above.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  See “Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2011 Form 10-K.

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

Accounting for Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to net settle our net positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Changes in the fair value of derivatives are recorded in interest expense in the Consolidated Statement of Income.

We categorize derivatives as those designated for hedge accounting (“hedge accounting derivatives”) and those that are not designated for hedge accounting (“non-hedge accounting derivatives”).  At the inception of a derivative contract, we may elect to designate a derivative as a hedge accounting derivative.

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative.  Changes in the fair value of the bifurcated embedded derivative or the entire hybrid financial instrument are reported in interest expense in the Consolidated Statement of Income.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in our fiscal 2011 Form 10-K, and Note 8 –Derivatives, Hedging Activities and Interest Expense in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	June 30, 2011	March 31, 2011
Derivative assets	$4,409	$3,476
Less: Collateral held, net 1	(3,120)	(2,563)
Derivative assets, net of collateral	1,289	913
Less: Counterparty credit valuation adjustment	(19)	(12)
Derivative assets, net of collateral and credit adjustment	$1,270	$901
Embedded derivative assets	$1	$1

Derivative liabilities	$144	$152
Less: Collateral posted, net 1	-	-
Derivative liabilities, net of collateral	144	152
Less: Our own non-performance credit valuation adjustment	(1)	(1)
Derivative liabilities, net of collateral
and non-performance credit valuation adjustment	$143	$151
Embedded derivative liabilities	$41	$52

1  Represents cash received or deposited under reciprocal collateral arrangements that we have entered into with certain derivative counterparties. Refer to the “Counterparty Credit Risk” section for more details.

The increase in derivative assets and decrease in derivative liabilities as of June 30, 2011 compared to March 31, 2011, are primarily the result of the weakening of the U.S. dollar relative to certain other currencies in which our foreign currency swaps are denominated.  Refer to the “Interest Expense” section above for further discussion.

Counterparty Credit Risk

We manage counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivatives counterparties to which we had credit exposure at June 30, 2011 were assigned investment grade ratings by a credit rating organization.  In addition, we require counterparties that are or become rated BBB+ or lower to fully collateralize their net derivative exposures with us.  Our counterparty credit risk could be adversely affected by deterioration of the United States economy and financial distress in the banking industry.

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

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2011 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	June 30, 2011	March 31, 2011
Credit Rating
AA	$635	$497
A	555	379
BBB	99	37
Total net counterparty credit exposure1	$1,289	$913

1 Amounts exclude counterparty credit valuation adjustments of $19 million and $12 million at June 30, 2011 and March 31, 2011, respectively.

At June 30, 2011, we recorded a credit valuation adjustment of $19 million related to non-performance risk of our counterparties and a credit valuation adjustment of $1 million on our own non-performance risk.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

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

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” in our fiscal 2011 Form 10-K, as well as above in Note 13 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 13 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of June 30, 2011, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  We believe, based on currently available information and established accruals, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but may be material to our operating results for any particular period, depending in part, upon the operating results for such period.

Recall-related Class Action

TMCC and certain affiliates had been named as defendants in a putative bondholder class action, Harel Pia Mutual Fund vs. Toyota Motor Corp., et al., filed in the Central District of California on April 8, 2010, alleging violations of federal securities laws.  The plaintiff filed a voluntary dismissal of the lawsuit on July 20, 2010.

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

We believe we have meritorious defenses to these claims and intend to defend against them vigorously. We are unable, however, to estimate the losses or range of losses that are reasonably possible based upon currently available information.  In determining whether it is possible to provide an estimate of loss or range of possible loss, we have considered a variety of factors, including the preliminary stage of the proceedings, whether the case would be allowed to proceed as a class action, the unknown size and scope of any class that may be certified, the fact that the damages sought are not specified, meaningful legal uncertainties associated with the claims and the fact that there has been no discovery to date.

ITEM 1A.   RISK FACTORS

In addition to the information contained in this report and our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, the following risks may affect us.

General business and economic conditions may adversely affect our operating results and financial condition.

Our operating results and financial condition are affected by a variety of factors.  These factors include changes in the overall market for retail installment sales, leasing or dealer financing, rate of growth in the number and average balance of customer accounts, the U.S. regulatory environment, competition, rate of default by our customers, changes in the U.S. and international wholesale capital funding markets, the used vehicle market, levels of operating and administrative expenses (including, but not limited to, personnel costs and technology costs), general economic conditions, inflation, and fiscal and monetary policies in the United States and other countries in which we issue debt.   Further, a significant and sustained increase in fuel prices could lead to diminished new and used vehicle purchases.  This could reduce the demand for automotive retail and wholesale financing.  In turn, lower used vehicle prices could affect charge-offs and depreciation on operating leases.

Economic slowdown and recession in the United States may lead to diminished consumer and business confidence, which could adversely affect light vehicle sales, lower household incomes and discretionary consumer spending, increases in unemployment rates, as well as consumer and commercial bankruptcy filings. These conditions may decrease the demand for our financing products, as well as increase our delinquencies and losses.  In addition, because our credit exposures are generally collateralized, the severity of losses can be particularly affected by declines in used vehicle prices.   Vehicle and industrial equipment dealers may also be affected by economic slowdown and recession, which in turn may increase the risk of default of certain dealers within our portfolio.

Elevated levels of market disruption and volatility could increase our cost of capital and adversely affect our ability to access the global capital markets in a similar manner and at a similar cost as we have had in the past. These market conditions could also have an adverse effect on our business, operating results and financial condition, including by diminishing the value of our investment portfolio and increasing our cost of funding and increasing the rates we charge to our customers and dealers, thereby affecting our competitive position.

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

Credit rating agencies which rate the credit of TMC and its affiliates, including TMCC, may qualify or alter ratings at any time.  Global economic conditions and other geopolitical factors may directly or indirectly affect such ratings.  Any downgrade in the sovereign credit ratings of the United States or Japan may directly or indirectly have a negative effect on the ratings of TMC and TMCC.  Downgrades or placement on review for possible downgrades could result in an increase in our borrowing costs as well as reduced access to global unsecured debt capital markets.  In addition, depending on the level of the downgrade, we may be required to post an increased amount of cash collateral under certain of our derivative agreements.  These factors would have a negative impact on our competitive position, operating results and financial condition.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.   (Removed and Reserved)

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See Exhibit Index on page 84.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 10, 2011	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2011	By /S/ CHRIS BALLINGER

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

4.3(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(8)

4.3(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(9)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

__________
(8)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.