Form 10-Q
period 2011-09-30
TOYOTA MOTOR CREDIT CORP
filed 2011-11-09
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

Yes __    No  ☒

As of October 31, 2011, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended September 30, 2011

INDEX
PART I	…………………………………………………………………………………………………3
Item 1.	Financial Statements……………………………………….......………………………………………....……	3
	Consolidated Statement of Income……………………….……………………………………………………	3
	Consolidated Balance Sheet……………………………………………………………………………………	4
	Consolidated Statement of Shareholder’s Equity………..……………………………………………………	5
	Consolidated Statement of Cash Flows………………….…………………………………………………..…	6
	Notes to Consolidated Financial Statements……………………….……………………………………..……	7
Item 2.	Management’s Discussion and Analysis…………………………………………………………………...….	52
Item 3.	Quantitative and Qualitative Disclosures About Market Risk……….......………………………....………	81
Item 4.	Controls and Procedures..................................................................................................................................	81
PART II	…………………………………………………………………………………………………82
Item 1.	Legal Proceedings…………………………………………………………….....……………………………	82
Item 1A.	Risk Factors……………………………………………………………….…………………………………	83
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds………………............……………………	83
Item 3.	Defaults Upon Senior Securities…………………………………………………………….…………………	83
Item 4.	(Removed and Reserved)………………………………………………………………………………………	83
Item 5.	Other Information………………………………………………………………………………………………	83
Item 6.	Exhibits…………………………………………………………………………………………………………	83
Signatures	…………………………………………………………………………………………………………………	84
Exhibit Index	…………………………………………………………………………………………………………………	85

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010
Financing revenues:
Operating lease	$1,178	$1,216	$2,382	$2,416
Retail	610	720	1,236	1,450
Dealer	82	96	172	190
Total financing revenues	1,870	2,032	3,790	4,056

Depreciation on operating leases	829	824	1,654	1,635
Interest expense	149	593	606	1,084
Net financing revenues	892	615	1,530	1,337

Insurance earned premiums and contract revenues	153	132	303	255
Investment and other income, net	(9)	54	31	89
Net financing revenues and other revenues	1,036	801	1,864	1,681

Expenses:
Provision for credit losses	11	(14)	(192)	(303)
Operating and administrative	212	323	409	507
Insurance losses and loss adjustment expenses	83	58	169	116
Total expenses	306	367	386	320

Income before income taxes	730	434	1,478	1,361
Provision for income taxes	279	165	562	522

Net income	$451	$269	$916	$839

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$7,361	$6,830
Restricted cash	675	705
Investments in marketable securities	4,441	4,822
Finance receivables, net	55,579	57,736
Investments in operating leases, net	18,594	19,041
Other assets	2,022	2,570
Total assets	$88,672	$91,704

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$73,544	$77,282
Deferred income taxes	4,970	4,424
Other liabilities	3,132	3,142
Total liabilities	81,646	84,848

Commitments and contingencies (See Note 13)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued
and outstanding) at September 30, 2011 and March 31, 2011	915	915
Additional paid-in-capital	2	1
Accumulated other comprehensive income	94	100
Retained earnings	6,015	5,840
Total shareholder's equity	7,026	6,856
Total liabilities and shareholder's equity	$88,672	$91,704

The following table presents the assets of consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the consolidated balance sheet above.

(Dollars in millions)	September 30, 2011	March 31, 2011
ASSETS
Finance receivables, net	$11,498	$11,317
Total assets	$11,498	$11,317

LIABILITIES
Debt	$10,402	$10,626
Other liabilities	3	3
Total liabilities	$10,405	$10,629

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in capital	income (loss)	earnings	Total

BALANCE AT MARCH 31, 2010	$915	$1	$104	$4,253	$5,273

Net income for the six months ended
September 30, 2010	-	-	-	839	839
Net unrealized gain on available-for-sale
marketable securities, net of tax provision
of $20 million	-	-	35	-	35
Reclassification adjustment for net loss
included in net income, net of tax benefit
of $3 million	-	-	5	-	5
Total comprehensive income	-	-	40	839	879

Dividends	-	-	-	(266)	(266)
BALANCE AT SEPTEMBER 30, 2010	$915	$1	$144	$4,826	$5,886

BALANCE AT MARCH 31, 2011	$915	$1	$100	$5,840	$6,856

Net income for the six months ended
September 30, 2011	-	-	-	916	916
Net unrealized loss on available-for-sale
marketable securities, net of tax benefit
of $16 million	-	-	(21)	-	(21)
Reclassification adjustment for net loss
included in net income, net of tax benefit
of $9 million	-	-	15	-	15
Total comprehensive income	-	-	(6)	916	910

Stock-based compensation	-	1	-	-	1
Dividends	-	-	-	(741)	(741)
BALANCE AT SEPTEMBER 30, 2011	$915	$2	$94	$6,015	$7,026

See Accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Six Months Ended September 30,
(Dollars in millions)	2011	2010
Cash flows from operating activities:
Net income	$916	$839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,693	1,691
Recognition of deferred income	(606)	(613)
Provision for credit losses	(192)	(303)
Amortization of deferred costs	293	189
Foreign currency and other adjustments to the carrying value of debt, net	(749)	1,228
Net loss (gain) from sale of marketable securities	23	(31)
Net change in:
Restricted cash	30	(302)
Derivative assets	191	(335)
Other assets (Note 9) and accrued income	133	8
Deferred income taxes	553	537
Derivative liabilities	36	(226)
Other liabilities	(50)	239
Net cash provided by operating activities	2,271	2,921
Cash flows from investing activities:
Purchase of investments in marketable securities	(3,829)	(2,109)
Proceeds from sales of investments in marketable securities	1,282	1,343
Proceeds from maturities of investments in marketable securities	2,893	369
Acquisition of finance receivables (excluding wholesale)	(11,243)	(11,861)
Collection of finance receivables (excluding wholesale)	11,236	10,823
Net change in wholesale receivables	2,425	(278)
Acquisition of investments in operating leases	(3,799)	(5,736)
Disposals of investments in operating leases	2,938	2,850
Advances to affiliates (Note 15)	(1,486)	(1,315)
Repayments from affiliates (Note 15)	1,611	1,130
Other, net	(7)	(14)
Net cash provided by (used in) investing activities	2,021	(4,798)
Cash flows from financing activities:
Proceeds from issuance of debt	7,417	11,912
Payments on debt	(9,085)	(6,718)
Net change in commercial paper	(1,352)	(2,918)
Advances from affiliates (Note 15)	5	25
Repayments to affiliates (Note 15)	(5)	-
Dividends paid to TFSA (Note 15)	(741)	(266)
Net cash (used in) provided by financing activities	(3,761)	2,035
Net increase in cash and cash equivalents	531	158
Cash and cash equivalents at the beginning of the period	6,830	4,343
Cash and cash equivalents at the end of the period	$7,361	$4,501
Supplemental disclosures:
Interest paid	$826	$919
Income taxes (received) paid, net	$(117)	$53
Non-cash financing:
Capital contribution for stock based compensation	$1	$-

See Accompanying Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform to current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and six months ended September 30, 2011 and 2010 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and six months ended September 30, 2011 do not necessarily indicate the results which may be expected for the full fiscal year.

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

Summary of Significant Accounting Policies

Troubled Debt Restructurings

A troubled debt restructuring occurs when an account is modified through a concession to the borrower experiencing financial difficulty.  An account modified under a troubled debt restructuring is considered to be impaired.

Retail Loan and Commercial Portfolio Segments

The retail loan portfolio segment and the commercial portfolio segment are referred to as the homogeneous portfolio segments because they consist of smaller balance loans with similar characteristics.  For the homogeneous loan portfolio segments, troubled debt restructurings include groups of accounts modified under specific programs that meet the criteria of a troubled debt restructuring.  In addition, troubled debt restructurings within the homogeneous loan portfolio segments include accounts in which the customer has filed for bankruptcy protection.  For such accounts, we no longer have the ability to modify the terms of the agreement without the approval of the bankruptcy court and the court may impose term modifications that we are obligated to accept.  Troubled debt restructurings in the homogeneous loan portfolio segments are specifically identified as impaired and aggregated with their respective portfolio segments when determining the allowance for credit losses.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

Dealer Products Portfolio Segment

Troubled debt restructurings in the dealer products portfolio segment are specifically identified as impaired and the specific reserve is assessed based on discounted cash flows, market value, or fair value of the underlying collateral.

Payment Defaults

A payment default on an account that has been modified as a troubled debt restructuring is deemed to have occurred when the account becomes thirty days past due.  Accounts which have filed for bankruptcy protection are not considered to have a payment default as we are prohibited by statute from applying our normal collection procedures.

New Accounting Guidance

In June 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires entities to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. This guidance does not change the items that must be reported in comprehensive income or when an item in other comprehensive income must be reclassified to net income. This accounting guidance is effective for us April 1, 2012.  We are evaluating the effect that adoption of this guidance will have on our consolidated financial statements.

In May 2011, the FASB issued accounting guidance on fair value measurement and disclosure requirements.  The guidance generally clarifies the application of existing requirements on topics including the concepts of highest and best use and valuation premise, measuring the fair value of instruments classified in shareholder’s equity, and disclosing quantitative information about the unobservable inputs used in the measurement of instruments categorized within Level 3 of the fair value hierarchy.  Additionally, the guidance includes changes on topics such as measuring the fair value of financial instruments that are managed within a portfolio and additional disclosure for fair value measurements categorized within Level 3 of the fair value hierarchy.  This accounting guidance is effective for us January 1, 2012.  We are evaluating the effect that adoption of this guidance will have on our consolidated financial condition and results of operations.

In April 2011, the FASB issued accounting guidance on repurchase agreements that removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  It also removes the collateral maintenance guidance related to this criterion.  This accounting guidance is effective for us January 1, 2012.  We are evaluating the effect that adoption of this guidance will have on our consolidated financial condition and results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

Recently Adopted Accounting Guidance

In July 2011, we adopted new FASB accounting guidance on troubled debt restructurings that clarifies whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a loan modification constitutes a troubled debt restructuring. This accounting guidance also supersedes previous accounting guidance that temporarily delayed the effective date for disclosures about troubled debt restructurings as part of the credit quality of finance receivables and the allowance for credit losses disclosures. This accounting guidance was effective for us for the quarter ended September 30, 2011, with retrospective application of the identification of troubled debt restructurings back to April 1, 2011. The adoption of this accounting guidance did not have a material impact on our consolidated financial condition or results of operations.

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

If quoted market prices are not available for specific securities, then we may estimate the value of such instruments using observed transaction prices, independent pricing services, and either internally or externally developed pricing models or discounted cash flows.  If independent pricing services are used, we validate the prices provided with other independent valuation sources.  Where there is limited market activity or less transparency around inputs to the valuation model for certain collateralized mortgage and debt obligations, asset-backed securities, and high-yield debt securities, the determination of fair value may require benchmarking yields to that of similar instruments or analyzing default rates.  In addition, asset-backed securities may be valued based on external prices or market spreads, using current market assumptions on prepayment speeds and default rates. For certain other asset-backed securities where the external price is not observable, we may incorporate the deal collateral performance and tranche level attributes into our valuation analysis.

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

Derivatives

As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter for valuation purposes.  All of our derivative counterparties to which we had credit exposure at September 30, 2011 were assigned investment grade ratings by a credit rating organization.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and March 31, 2011, by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

As of September 30, 2011
	Fair value measurements on a recurring basis
				Counterparty
(Dollars in millions)	Level 1	Level 2	Level 3	netting & collateral	Fair value
Cash equivalents	$7,272	$-	$-	$-	$7,272
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	34	49	-	-	83
Municipal debt securities	-	18	-	-	18
Certificates of deposit and commercial paper	-	1,906	-	-	1,906
Foreign government debt securities	-	3	-	-	3
Corporate debt securities	-	133	-	-	133
Mortgage-backed securities:
U.S. government agency	-	93	-	-	93
Non-agency residential	-	10	-	-	10
Non-agency commercial	-	26	-	-	26
Asset-backed securities	-	19	-	-	19
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	38	-	-	38
U.S. government sector fund	-	317	-	-	317
Municipal sector fund	-	19	-	-	19
Investment grade corporate sector fund	-	311	-	-	311
High-yield sector fund	-	33	-	-	33
Real return sector fund	-	198	-	-	198
Mortgage sector fund	-	629	-	-	629
Asset-backed securities sector fund	-	40	-	-	40
Emerging market sector fund	-	55	-	-	55
International sector fund	-	151	-	-	151
Equity mutual fund – S&P 500 index	359	-	-	-	359
Available-for-sale securities total	393	4,048	-	-	4,441
Derivative assets:
Foreign currency swaps	-	3,492	195	-	3,687
Interest rate swaps	-	512	11	-	523
Counterparty netting and collateral	-	-	-	(3,499)	(3,499)
Derivative assets total	-	4,004	206	(3,499)	711
Assets at fair value	7,665	8,052	206	(3,499)	12,424
Derivative liabilities:
Foreign currency swaps	-	(102)	(15)	-	(117)
Interest rate swaps	-	(1,202)	-	-	(1,202)
Counterparty netting and collateral	-	-	-	1,126	1,126
Derivative liabilities total	-	(1,304)	(15)	1,126	(193)
Embedded derivative liabilities	-	-	(46)	-	(46)
Liabilities at fair value	-	(1,304)	(61)	1,126	(239)
Net assets at fair value	$7,665	$6,748	$145	$(2,373)	$12,185

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

As of March 31, 2011
	Fair value measurements on a recurring basis
				Counterparty	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	netting & collateral	value
Cash equivalents	$6,771	$-	$-	$-	$6,771
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	37	58	-	-	95
Municipal debt securities	-	15	-	-	15
Certificates of deposit and commercial paper	-	2,206	-	-	2,206
Foreign government debt securities	-	5	-	-	5
Corporate debt securities	-	126	-	-	126
Mortgage-backed securities:
U.S. government agency	-	78	-	-	78
Non-agency residential	-	8	-	-	8
Non-agency commercial	-	17	-	-	17
Asset-backed securities	-	22	-	-	22
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	39	-	-	39
U.S. government sector fund	-	478	-	-	478
Municipal sector fund	-	18	-	-	18
Investment grade corporate sector fund	-	317	-	-	317
High-yield sector fund	-	35	-	-	35
Real return sector fund	-	76	-	-	76
Mortgage sector fund	-	639	-	-	639
Asset-backed securities sector fund	-	39	-	-	39
Emerging market sector fund	-	58	-	-	58
International sector fund	-	136	-	-	136
Equity mutual fund – S&P 500 index	415	-	-	-	415
Available-for-sale securities total	452	4,370	-	-	4,822
Derivative assets:
Foreign currency swaps	-	3,947	113	-	4,060
Interest rate swaps	-	270	20	-	290
Counterparty netting and collateral	-	-	-	(3,449)	(3,449)
Derivative assets total	-	4,217	133	(3,449)	901
Embedded derivative assets	-	-	1	-	1
Assets at fair value	7,223	8,587	134	(3,449)	12,495
Derivative liabilities:
Foreign currency swaps	-	(106)	(4)	-	(110)
Interest rate caps	-	(1)	-	-	(1)
Interest rate swaps	-	(923)	(3)	-	(926)
Counterparty netting and collateral	-	-	-	886	886
Derivative liabilities total	-	(1,030)	(7)	886	(151)
Embedded derivative liabilities	-	-	(52)	-	(52)
Liabilities at fair value	-	(1,030)	(59)	886	(203)
Net assets at fair value	$7,223	$7,557	$75	$(2,563)	$12,292

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

In the foregoing tables, in instances in which we met the accounting guidance for set-off criteria, we elected to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist for both the first half of the fiscal year ending March 31, 2012 (“fiscal 2012”) and the fiscal year ended March 31, 2011.

As of September 30, 2011, derivative assets were reduced by a counterparty credit valuation adjustment of $27 million and derivative liabilities were reduced by a non-performance credit valuation adjustment of $2 million. As of March 31, 2011, derivative assets were reduced by a counterparty credit valuation adjustment of $12 million and derivative liabilities were reduced by a non-performance credit valuation adjustment of $1 million.

The determination in classifying a financial instrument within Level 3 of the fair value hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement.  Transfers in and out of Level 3 for the three and six months ended September 30, 2011 and 2010 are recognized at the end of their respective reporting periods.  There were no transfers between Level 1 and Level 2 securities during the three and six months ended September 30, 2011 and 2010.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2011 and 2010:

Three Months Ended September 30, 2011

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Derivative instruments, net

				Total
	Interest	Foreign		derivative
	rate	currency	Embedded	assets
(Dollars in millions)	swaps	swaps	derivatives	(liabilities)
Fair value, July 1, 2011	$10	$152	$(40)	$122
Total gains/(losses)
Included in earnings	2	28	(5)	25
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	(2)	-	-	(2)
Transfers in to Level 3	-	-	-	-
Transfers out of Level 3	1	-	(1)	-
Fair value, September 30, 2011	$11	$180	$(46)	$145
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date	$1	$28	$(5)	$24

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Three Months Ended September 30, 2010

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Derivative instruments, net

				Total
	Interest	Foreign		derivative
	rate	currency	Embedded	assets
(Dollars in millions)	swaps	swaps	derivatives	(liabilities)
Fair value, July 1, 2010	$55	$66	$(32)	$89
Total gains/(losses)
Included in earnings	20	272	(17)	275
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	(20)	(10)	-	(30)
Transfers in to Level 3	-	-	-	-
Transfers out of Level 3	(35)	(203)	-	(238)
Fair value, September 30, 2010	$20	$125	$(49)	$96
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date	$11	$95	$(18)	$88

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Six Months Ended September 30, 2011

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Derivative instruments, net

				Total
	Interest	Foreign		derivative
	rate	currency	Embedded	assets
(Dollars in millions)	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2011	$17	$109	$(51)	$75
Total gains/(losses)
Included in earnings	6	76	6	88
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	(13)	(5)	-	(18)
Transfers in to Level 3	-	-	-	-
Transfers out of Level 3	1	-	(1)	-
Fair value, September 30, 2011	$11	$180	$(46)	$145
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date	$3	$76	$(10)	$69

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Six Months Ended September 30, 2010

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

							Total net
	Available-for-sale						assets
	securities		Derivative instruments, net				(liabilities)

		Available-				Total
	Asset-	for-sale	Interest	Foreign		derivative
	backed	securities	rate	currency	Embedded	assets
(Dollars in millions)	securities	total	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2010	$3	$3	$16	$69	$(30)	$55	$58
Total gains/(losses)
Included in earnings	-	-	72	303	(19)	356	356
Included in other
comprehensive income	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-
Settlements	-	-	(33)	(44)	-	(77)	(77)
Transfers in to Level 3	-	-	-	-	-	-	-
Transfers out of Level 3	(3)	(3)	(35)	(203)	-	(238)	(241)
Fair value, September 30, 2010	$-	$-	$20	$125	$(49)	$96	$96
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date			$22	$151	$(19)	$154	$154

Significant Changes to Level 3 Assets During the Period

Level 3 net assets, reported at fair value on a recurring basis increased $23 million and $70 million for the three and six months ended September 30, 2011. The increase is primarily attributable to an increase in the fair value of derivative assets, specifically foreign currency derivatives, due to the strengthening of the Japanese yen against the U.S. dollar during the first half of the fiscal year ending March 31, 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances, for example, when there is evidence of impairment.  For these assets, we disclose the fair value on a nonrecurring basis and any changes in fair value during the reporting period.  Fair value measurements on a nonrecurring basis consisted of Level 3 net finance receivables individually evaluated for impairment of $135 million and $191 million as of September 30, 2011 and March 31, 2011, respectively.

Nonrecurring Fair Value Changes

The total change in fair value of financial instruments measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statement of Income consisted of a gain on net finance receivables individually evaluated for impairment of $12 million and $15 million for the three and six months ended September 30, 2011 and $7 million and $22 million for the three and six months ended September 30, 2010, respectively.

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

The following is a description of financial instruments for which the ending balances as of September 30, 2011 and March 31, 2011 are not carried at fair value in their entirety on the Consolidated Balance Sheet.

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

The carrying value and estimated fair value of certain financial instruments at September 30, 2011 and March 31, 2011 were as follows:

	September 30, 2011		March 31, 2011
	Carrying		Carrying
(Dollars in millions)	value	Fair value	value	Fair value
Financial assets
Finance receivables, net	$55,324	$56,729	$57,460	$59,143

Financial liabilities
Commercial paper	$18,585	$18,585	$19,943	$19,943
Unsecured notes and loans payable	$44,557	$45,292	$46,713	$47,067
Secured notes and loans payable	$10,402	$10,425	$10,626	$10,633

Finance receivables are presented net of the allowance for credit losses; the amount excludes related party transactions of $39 million at both September 30, 2011 and March 31, 2011 and direct finance leases of $216 million and $237 million at September 30, 2011 and March 31, 2011, respectively.

The carrying value of unsecured notes and loans payable represents the sum of unsecured notes and loans payable and carrying value adjustment.  Also included in unsecured notes and loans payable is $4.3 billion and $4.2 billion of loans payable to affiliates at September 30, 2011 and March 31, 2011, respectively, that are carried at amounts that approximate fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	September 30, 2011
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$82	$1	$-	$83
Municipal debt securities	15	3	-	18
Certificates of deposit and commercial paper	1,906	-	-	1,906
Foreign government debt securities	3	-	-	3
Corporate debt securities	130	5	(2)	133
Mortgage-backed securities:
U.S. government agency	88	5	-	93
Non-agency residential	9	1	-	10
Non-agency commercial	26	-	-	26
Asset-backed securities	19	-	-	19
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	38	-	-	38
U.S. government sector fund	327	-	(10)	317
Municipal sector fund	18	1	-	19
Investment grade corporate sector fund	285	26	-	311
High-yield sector fund	28	5	-	33
Real return sector fund	191	7	-	198
Mortgage sector fund	630	-	(1)	629
Asset-backed securities sector fund	35	5	-	40
Emerging market sector fund	56	1	(2)	55
International sector fund	140	11	-	151
Equity mutual fund – S&P 500 Index	264	95	-	359
Total investments in marketable securities	$4,290	$166	$(15)	$4,441

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

The fixed income mutual funds are private placement funds.  The total fair value of private placement fixed income mutual funds was $1.8 billion at both September 30, 2011 and March 31, 2011.  For each fund, cash redemption limits may apply to each 90 day period.

OTTI Securities

For the three and six months ended September 30, 2011 and 2010, there were no available-for-sale (“AFS”) debt or equity securities deemed to be other-than-temporarily impaired, and therefore, all unrealized losses on AFS debt and equity securities were recognized in Accumulated Other Comprehensive Income.

Unrealized Losses on Securities

The following tables present the aging of fair value and gross unrealized losses for AFS securities:

	Less than 12 months as of
	September 30, 2011		March 31, 2011
	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses
Available-for-sale securities:
Debt instruments:
Corporate debt securities	$38	$(2)	$-	$-
U.S. government and agency
obligations	-	-	55	(2)
U.S. government agency mortgage-
backed securities	-	-	38	(1)
Equity instruments:
U.S. government sector fund	317	(10)	478	(48)
Real return sector fund	-	-	76	(1)
Mortgage sector fund	629	(1)	639	(5)
Emerging market sector fund	44	(2)	-	-
International sector fund	-	-	109	(2)
Total investments in marketable
securities	$1,028	$(15)	$1,395	$(59)

At September 30, 2011 and March 31, 2011, we did not own any investments that were in a continuous unrealized loss position for 12 consecutive months or more.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

Contractual Maturities and Yields

The contractual maturities of investments in marketable securities at September 30, 2011 are summarized in the following table.  Prepayments may cause actual maturities to differ from scheduled maturities.

	Due in 1 Year or		Due after 1 Year		Due after 5 Years
	Less		through 5 Years		through 10 Years		Due after 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair Value of Available-
for-Sales Securities:
Debt instruments:
U.S. government and
agency obligations	$14	1.07%	$-	-%	$68	2.20%	$1	6.58%	$83	2.09%
Municipal debt securities	-	-	-	-	-	-	18	6.08	18	6.08
Certificates of deposit and
commercial paper	1,906	0.14	-	-	-	-	-	-	1,906	0.14
Foreign government debt
securities	-	-	3	2.93	-	-	-	-	3	2.93
Corporate debt
securities	8	5.10	62	4.28	53	5.33	10	6.06	133	4.84
Mortgage-backed securities:
U.S. government agency	-	-	-	-	3	5.05	90	4.14	93	4.18
Non-agency residential	-	-	-	-	-	-	10	7.21	10	7.21
Non-agency commercial	-	-	-	-	4	4.78	22	4.28	26	4.29
Asset-backed securities	-	-	9	2.37	3	0.94	7	1.86	19	2.00
Debt instruments total	1,928	0.17	74	4.01	131	3.60	158	4.59	2,291	0.79

Equity instruments:
Fixed income mutual funds									1,791	3.16
Equity mutual funds									359	3.03
Equity instruments total	-		-		-		-		2,150	3.14
Total fair value	$1,928	0.17%	$74	4.01%	$131	3.60%	$158	4.59%	$4,441	1.93%
Total amortized cost	$1,929		$73		$128		$148		$4,290

Yields are based on the amortized cost balances of securities held at September 30, 2011.  Yields are derived by aggregating the monthly result of interest and dividend income (including the effect of related amortization of premiums and accretion of discounts) divided by amortized cost.  The total amortized cost includes amortized cost on equity securities that do not have a maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at both September 30, 2011 and March 31, 2011.

Realized Gains and Losses on Sales of Available-for-Sale Securities

Realized gains from the sale of AFS securities were $12 million for the first half of fiscal 2012.  There were no gains in the second quarter of fiscal 2012.  This compares to gains of $47 million and $34 million for the same periods in fiscal 2011.  Realized losses from the sale of AFS securities were $35 million for both the first half and second quarter of fiscal 2012, compared to $16 million and $14 million for the same periods in fiscal 2011.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net

Finance receivables, net consist of retail and dealer accounts including accrued interest and deferred costs, less the allowance for credit losses and unearned income.  Pledged retail receivables represent retail loan receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements.  Cash flows from these receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

(Dollars in millions)	September 30, 2011	March 31, 2011
Retail receivables	$34,617	$34,951
Pledged retail receivables	11,697	11,546
Dealer financing	9,889	12,189
Recorded investment	56,203	58,686

Deferred origination costs	654	650
Unearned income	(768)	(846)
Allowance for credit losses
Retail and pledged retail receivables	(386)	(613)
Dealer financing	(124)	(141)
Total allowance for credit losses	(510)	(754)
Finance receivables, net	$55,579	$57,736

Finance receivables, net and retail receivables presented in the previous table include direct finance leases of $216 million and $237 million at September 30, 2011 and March 31, 2011, respectively.

Credit Quality Indicators

We are exposed to credit risk on our finance receivables. Credit risk is the risk of loss arising from the failure of customers or dealers to meet the terms of their contracts with us or otherwise fail to perform as agreed.

Homogeneous Portfolio Segments

While we use various credit quality metrics to develop our allowance for credit losses on the retail loan and commercial portfolio segments, we primarily utilize the aging of the individual accounts to monitor the credit quality of these finance receivables.  Based on our experience, the payment status of borrowers is the strongest indication of the credit quality of the underlying receivables.  Payment status also affects charge-offs.

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

The tables below show the recorded investment for each credit quality indicator by class of finance receivable as of September 30, 2011 and March 31, 2011:

	Retail Loan		Commercial
(Dollars in millions)	September 30, 2011	March 31, 2011	September 30, 2011	March 31, 2011

Aging of finance receivables:
Current	$45,147	$45,351	$375	$416
30-59 days past due	602	562	10	15
60-89 days past due	128	108	3	5
90 days past due	48	39	1	1
Total	$45,925	$46,060	$389	$437

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	September 30, 2011	March 31, 2011	September 30, 2011	March 31, 2011	September 30, 2011	March 31, 2011

Credit quality indicators:
Performing	$4,030	$6,073	$3,611	$3,409	$1,101	$1,088
Credit Watch	424	699	456	505	80	147
At Risk	40	78	135	148	3	13
Default	3	10	-	11	6	8
Total	$4,497	$6,860	$4,202	$4,073	$1,190	$1,256

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our recorded investment in impaired loans by class of finance receivable as of September 30, 2011 and March 31, 2011:

					Individually Evaluated
	Recorded Investment		Unpaid Principal Balance		Allowance
	September 30,	March 31,	September 30,	March 31,	September 30,	March 31,
(Dollars in millions)	2011	2011 1	2011	2011 1	2011	2011

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$8	$19	$8	$19	$1	$3
Real estate	133	156	133	156	44	50
Working capital	8	18	8	18	7	14
Total	$149	$193	$149	$193	$52	$67

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$35	$62	$35	$62
Real estate	2	-	2	-
Working capital	1	3	1	3
Total	$38	$65	$38	$65

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$573	$581	$565	$573
Commercial	1	3	1	3
Total	$574	$584	$566	$576

Total impaired account balances:

Retail loan	$573	$581	$565	$573
Commercial	1	3	1	3
Wholesale	43	81	43	81
Real estate	135	156	135	156
Working capital	9	21	9	21
Total	$761	$842	$753	$834
1 Prior period amounts have been reclassified to conform to the current period presentation.

As of September 30, 2011 and March 31, 2011, all impaired finance receivables within the dealer products portfolio segment were on nonaccrual status and there were no charge-offs against the allowance for credit losses.  Therefore, the recorded investment in impaired loans individually evaluated for impairment is equal to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net (Continued)

The following table summarizes the average recorded investment in impaired loans and the related interest income recognized by class of finance receivable for the three and six months ended September 30, 2011 and 2010:

	Average Recorded Investment				Interest Income Recognized
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$8	$27	$8	$27	$-	$-	$-	$1
Real estate	134	153	134	154	2	2	3	2
Working capital	8	16	9	15	-	-	-	-
Total	$150	$196	$151	$196	$2	$2	$3	$3

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$32	$53	$39	$53	$-	$-	$1	$1
Real estate	2	12	2	12	-	-	-	-
Working capital	1	6	1	5	-	-	-	-
Total	$35	$71	$42	$70	$-	$-	$1	$1

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$572	$573	$575	$556	$12	$13	$24	$26
Commercial	1	5	1	5	-	-	-	-
Total	$573	$578	$576	$561	$12	$13	$24	$26

Total impaired account balances:

Retail loan	$572	$573	$575	$556	$12	$13	$24	$26
Commercial	1	5	1	5	-	-	-	-
Wholesale	40	80	47	80	-	-	1	2
Real estate	136	165	136	166	2	2	3	2
Working capital	9	22	10	20	-	-	-	-
Total	$758	$845	$769	$827	$14	$15	$28	$30

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and six months ended September 30, 2011 is insignificant for each class of financing receivables.  Troubled debt restructurings for these accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer, while accounts within the commercial class of finance receivables may consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings may include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  No troubled debt restructurings of accounts not under bankruptcy protection included forgiveness of principal during the three and six months ended September 30, 2011.

We recognize finance receivables under bankruptcy protection within the retail loan and commercial classes as troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and six months ended September 30, 2011, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was insignificant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

For finance receivables modified as troubled debt restructurings for which there was a payment default during either the three or six months ended September 30, 2011, and for which the modification occurred within twelve months of the payment default, the recorded investment was insignificant for all classes of such receivables.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following:

(Dollars in millions)	September 30, 2011	March 31, 2011
Vehicles	$23,881	$24,790
Equipment and other	859	842
	24,740	25,632
Deferred origination fees	(148)	(167)
Deferred income	(685)	(764)
Accumulated depreciation	(5,200)	(5,535)
Allowance for credit losses	(113)	(125)
Investments in operating leases, net	$18,594	$19,041

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010
Allowance for credit losses at beginning of period	$667	$1,316	$879	$1,705
Provision for credit losses	11	(14)	(192)	(303)
Charge-offs, net of recoveries	(55)	(113)	(64)	(213)
Allowance for credit losses at end of period	$623	$1,189	$623	$1,189

Charge-offs are shown net of $26 million and $78 million of recoveries for the three and six months ended September 30, 2011, respectively, and $34 million and $73 million of recoveries for the three and six months ended September 30, 2010, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses (Continued)

Allowance for Credit Losses and Recorded Investment in Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and recorded investment in finance receivables by portfolio segment for the three and six months ended September 30, 2011 and 2010:

For the Three and Six Months Ended September 30, 2011

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, July 1, 2011	$380	$13	$135	$528
Charge-offs	(67)	(1)	-	(68)
Recoveries	19	1	-	20
Provisions	43	(2)	(11)	30
Ending balance, September 30, 2011	$375	$11	$124	$510

Beginning balance, April 1, 2011	$595	$18	$141	$754
Charge-offs	(120)	(1)	-	(121)
Recoveries	63	2	-	65
Provisions	(163)	(8)	(17)	(188)
Ending balance, September 30, 2011	$375	$11	$124	$510

Ending balance: Individually evaluated for impairment	$-	$-	$52	$52
Ending balance: Collectively evaluated for impairment	$375	$11	$72	$458

Gross Finance Receivables:

Ending balance, September 30, 2011	$45,925	$389	$9,889	$56,203
Ending balance: Individually evaluated for impairment	$-	$-	$187	$187
Ending balance: Collectively evaluated for impairment	$45,925	$389	$9,702	$56,016

Included in the ending balance of gross finance receivables collectively evaluated for impairment is approximately $573 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are deemed to be insignificant and are aggregated with their respective portfolio segments when determining the allowance for credit losses, as of September 30, 2011.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses (Continued)

For the Three and Six Months Ended September 30, 2010

(Dollars in millions)	Retail Loan1	Commercial1	Dealer Products1	Total1

Allowance for Credit Losses for Finance Receivables:

Beginning balance, July 1, 2010	$929	$32	$159	$1,120
Charge-offs	(129)	(1)	-	(130)
Recoveries	25	1	-	26
Provisions	(4)	(5)	(12)	(21)
Ending balance, September 30, 2010	$821	$27	$147	$995

Beginning balance, April 1, 2010	$1,236	$33	$211	$1,480
Charge-offs	(245)	(3)	-	(248)
Recoveries	54	2	-	56
Provisions	(224)	(5)	(64)	(293)
Ending balance, September 30, 2010	$821	$27	$147	$995

Ending balance: Individually evaluated for impairment	$-	$-	$69	$69
Ending balance: Collectively evaluated for impairment	$821	$27	$78	$926

Gross Finance Receivables:1

Ending balance, September 30, 2010	$45,681	$499	$11,890	$58,070

Ending balance: Individually evaluated for impairment	$-	$-	$264	$264
Ending balance: Collectively evaluated for impairment	$45,681	$499	$11,626	$57,806

1 Prior period amounts have been reclassified to conform to the current period presentation.

Included in the ending balance of gross finance receivables collectively evaluated for impairment is approximately $586 million and $5 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are deemed to be insignificant and are aggregated with their respective portfolio segments when determining the allowance for credit losses, as of September 30, 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	September 30, 2011	March 31, 2011
Aggregate balances 60 or more days past due
Finance receivables	$185	$157
Operating leases	47	43
Total	$232	$200

Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.  Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and exclude accounts for which vehicles have been repossessed.

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of September 30, 2011 and March 31, 2011 for finance receivables that are past due:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past Due and Accruing

As of September 30, 2011

Retail Loan	$602	$128	$48	$778	$45,147	$45,925	$48
Commercial	10	3	1	14	375	389	1
Wholesale	-	-	-	-	4,497	4,497	-
Real estate	-	-	5	5	4,197	4,202	5
Working capital	1	-	-	1	1,189	1,190	-
Total	$613	$131	$54	$798	$55,405	$56,203	$54

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past due and Accruing

As of March 31, 2011

Retail Loan	$562	$108	$39	$709	$45,351	$46,060	$39
Commercial	15	5	1	21	416	437	1
Wholesale	24	4	-	28	6,832	6,860	-
Real estate	4	-	-	4	4,069	4,073	-
Working capital	1	-	-	1	1,255	1,256	-
Total	$606	$117	$40	$763	$57,923	$58,686	$40

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

Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, foreign currency swaps and foreign currency forwards to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our resulting asset liability profile is consistent with the overall risk management strategy directed by the Asset-Liability Committee.  Gains and losses on these derivatives are recorded in interest expense.

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

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at September 30, 2011 was $195 million, excluding embedded derivatives and adjustments made for our own non-performance risk. In the normal course of business, we posted $4 million of collateral with counterparties with which we were in a net liability position at September 30, 2011.  If our ratings were to have declined to “A+”, we would have been required to post $2 million of additional collateral to the counterparties with which we were in a liability position at September 30, 2011.  If our ratings were to have declined to “BBB+” or below, we would have been required to post $195 million of additional collateral to the counterparties with which we were in a liability position at September 30, 2011.  In order to settle all derivative instruments that were in a net liability position at September 30, 2011, excluding embedded derivatives and adjustments made for our own non-performance risk, we would have been required to pay $195 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 - Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at September 30, 2011 as reported in the
Consolidated Balance Sheet:
	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
(Dollars in millions)	Notional	value	Notional	value	Notional	value
Other assets
Interest rate swaps	$465	$67	$14,793	$456	$15,258	$523
Foreign currency swaps	4,438	1,354	14,664	2,333	19,102	3,687
Total	$4,903	$1,421	$29,457	$2,789	$34,360	$4,210

Counterparty netting						(1,122)
Collateral held						(2,377)

Carrying value of derivative contracts – Other assets						$711

Other liabilities
Interest rate swaps	$-	$-	$52,588	$1,202	$52,588	$1,202
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	437	42	1,228	75	1,665	117
Embedded derivatives	-	-	154	46	154	46
Total	$437	$42	$54,020	$1,323	$54,457	$1,365

Counterparty netting						(1,122)
Collateral posted						(4)

Carrying value of derivative contracts – Other liabilities						$239

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at March 31, 2011 as reported in the
Consolidated Balance Sheet:

	Hedge accounting		Non-hedge
	derivatives		accounting derivatives		Total
		Fair		Fair		Fair
(Dollars in millions)	Notional	value	Notional	value	Notional	value
Other Assets
Interest rate swaps	$465	$54	$20,074	$236	$20,539	$290
Foreign currency swaps	5,031	1,513	15,874	2,547	20,905	4,060
Embedded derivatives	-	-	10	1	10	1
Total	$5,496	$1,567	$35,958	$2,784	$41,454	$4,351

Counterparty netting						(886)
Collateral held						(2,563)

Carrying value of derivative contracts – Other assets						$902

Other liabilities
Interest rate swaps	$-	$-	$48,688	$926	$48,688	$926
Interest rate caps	-	-	50	1	50	1
Foreign currency swaps	1,930	103	843	7	2,773	110
Embedded derivatives	-	-	259	52	259	52
Total	$1,930	$103	$49,840	$986	$51,770	$1,089

Counterparty netting						(886)
Collateral posted						-

Carrying value of derivative contracts – Other liabilities						$203

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the three and six months ended September 30, 2011 and 2010 as reported in our Consolidated Statement of Income:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010
Interest expense on debt1	$405	$539	$886	$990
Interest expense on hedge accounting derivatives1	(54)	(142)	(135)	(251)
Interest expense on non-hedge accounting foreign currency swaps1	(87)	(100)	(219)	(167)
Interest expense on non-hedge accounting interest rate swaps1	173	188	353	433
Interest expense on debt and derivatives1	437	485	885	1,005

(Gain) loss on hedge accounting derivatives:
Interest rate swaps2	(7)	(9)	(14)	(22)
Foreign currency swaps2	306	(1,056)	(94)	(542)
Loss (gain) on hedge accounting derivatives	299	(1,065)	(108)	(564)
Less hedged item: change in fair value of fixed rate debt	(302)	1,062	101	552
Ineffectiveness related to hedge accounting derivatives2	(3)	(3)	(7)	(12)

(Gain) loss from foreign currency transactions and non-hedge accounting derivatives:
(Gain) loss on foreign currency transactions	(999)	1,436	(295)	828
Loss (gain) on foreign currency swaps2	780	(1,533)	(29)	(1,030)
(Gain) loss on non-hedge accounting interest rate swaps2	(66)	208	52	293
Total interest expense	$149	$593	$606	$1,084

1	Amounts represent net interest settlements and changes in accruals.
2	Amounts exclude net interest settlements and changes in accruals.

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010
Ineffectiveness related to hedge accounting derivatives	$3	$2	$5	$3
Loss on foreign currency swaps	2	7	7	5
Loss on non-hedge accounting interest rate swaps	1	3	2	2
Total credit valuation adjustment allocated to interest expense	$6	$12	$14	$10

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	September 30, 2011	March 31, 2011
Other assets:

Notes receivable from affiliates	$527	$653
Used vehicles held for sale	110	162
Deferred charges	151	179
Income taxes receivable	-	118
Derivative assets	711	902
Other assets	523	556
Total other assets	$2,022	$2,570

Other liabilities:

Unearned insurance premiums and contract revenues	$1,491	$1,521
Derivative liabilities	239	203
Accounts payable and accrued expenses	896	855
Deferred income	236	243
Other liabilities	270	320
Total other liabilities	$3,132	$3,142

The change in used vehicles held for sale of $52 million and $8 million at September 30, 2011 and September 30, 2010, respectively, includes non-cash activity.  The cash portion of the change is included in Investing Activities on the Consolidated Statement of Cash Flows.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	September 30,	March 31,	September 30,	March 31,
(Dollars in millions)	2011	2011	2011	2011
Commercial paper	$18,585	$19,943	0.27%	0.28%
Unsecured notes and loans payable	43,151	45,304	3.13%	3.33%
Secured notes and loans payable	10,402	10,626	0.71%	0.74%
Carrying value adjustment	1,406	1,409
Total debt	$73,544	$77,282	2.02%	2.13%

The commercial paper balance includes unamortized premium or discount.  Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premium or discount and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At September 30, 2011 and March 31, 2011, the carrying value of these foreign currency notes payable was $23.3 billion and $27.0 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into foreign currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Additionally, the carrying value of our unsecured notes and loans payable at September 30, 2011 included $15.2 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 6.0 percent and $29.4 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2011 included $14.1 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 6.0 percent and $32.6 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.3 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

As of September 30, 2011, our commercial paper had an average remaining maturity of 61 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

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

The assets of the consolidated securitization VIEs consisted of $11,697 million and $11,546 million in gross retail finance receivables at September 30, 2011 and March 31, 2011, respectively.  Net retail finance receivables, after consideration of deferred origination costs, unearned income and allowance for credit losses, were $11,498 million and $11,317 million as of September 30, 2011 and March 31, 2011, respectively.  In addition, TMCC held $675 million and $705 million in cash which represent collections from the underlying pledged receivables and certain reserve deposits held for the securitization trusts at September 30, 2011 and March 31, 2011, respectively.  We classified this cash as restricted cash on our consolidated balance sheet.  The liabilities of these consolidated VIEs consisted of $10,402 million and $10,626 million in secured debt, net of $771 million and $577 million of securities retained by TMCC, and $3 million in other liabilities at September 30, 2011 and March 31, 2011.  The assets of the VIEs and the restricted cash held by TMCC serve as the sole source of repayment for the asset-backed securities issued by these entities.  Investors in the notes issued by the VIEs do not have recourse to TMCC’s general credit, with the exception of customary representation and warranty repurchase provisions and indemnities.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In March 2011, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement, a $5.0 billion three year syndicated bank credit facility pursuant to a Three Year Credit Agreement, and a $3.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2011 and March 31, 2011.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2011, we entered into a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents are contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $4.0 billion.  This revolving facility allows us to obtain term funding up to the renewal date.  Any portion of the facility that is not renewed is repaid as the underlying assets amortize.  We obtained approximately $378 million of funding through this facility during the first half of fiscal 2012.  As of September 30, 2011, approximately $3.3 billion of this facility was utilized.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Credit Agreements

TMCC has additional bank credit facilities.  As of September 30, 2011, TMCC has committed bank credit facilities of $1 billion that mature in fiscal 2013 and $650 million that mature in fiscal 2014.  An uncommitted bank credit facility in the amount of $500 million matures in fiscal 2013.  These agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2011 and March 31, 2011.

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

	Maximum commitment amount as of
(Dollars in millions)	September 30, 2011	March 31, 2011
Commitments:
Credit facilities with vehicle and industrial equipment dealers	$6,320	$6,189
Minimum lease commitments	83	90
Total commitments	6,403	6,279
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total commitments and guarantees	$6,503	$6,379

Wholesale financing demand note facilities	$10,335	$9,422

At September 30, 2011 and March 31, 2011, amounts outstanding under credit facilities with vehicle and industrial equipment dealers were $5.3 billion and $5.2 billion, respectively, and were recorded in Finance receivables, net in the Consolidated Balance Sheet.  Minimum lease commitments include $48 million and $51 million in facilities lease commitments with affiliates at September 30, 2011 and March 31, 2011, respectively.  Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.  At September 30, 2011 and March 31, 2011, amounts outstanding under wholesale financing demand note facilities were $4.0 billion and $6.3 billion, respectively, and were recorded in Finance receivables, net in the Consolidated Balance Sheet.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies (Continued)

We are party to a 15-year lease agreement, which expires in 2018, with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At September 30, 2011, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above, are as follows: fiscal years ending March 31, 2012 - $8 million; 2013 - $18 million; 2014 - $15 million; 2015 - $11 million; 2016 - $11 million and thereafter - $20 million.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of September 30, 2011 and March 31, 2011.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of September 30, 2011, we determined that it is not probable that we will be required to make any material payments in the future.  As of September 30, 2011 and March 31, 2011, no amounts have been recorded under these indemnifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies (Continued)

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  We believe, based on currently available information and established accruals, that the results of such proceedings, in the aggregate, will not have a material adverse effect on TMCC.

TMCC and certain affiliates had been named as defendants in a putative bondholder class action, Harel Pia Mutual Fund vs. Toyota Motor Corp., et al., filed in the Central District of California on April 8, 2010, alleging violations of federal securities laws.  The plaintiff filed a voluntary dismissal of the lawsuit on July 20, 2010.

On July 22, 2010, the same plaintiff in the above federal bondholder action refiled the case in California state court on behalf of purchasers of TMCC bonds traded on foreign exchanges (Harel Pia Mutual Fund v. Toyota Motor Corp., et al., Superior Court of California, County of Los Angeles).  The complaint alleges violations of California securities laws, fraud, breach of fiduciary duty and other state law claims.  On September 15, 2010, defendants removed the state court action to the United States District Court for the Central District of California pursuant to the Securities Litigation Uniform Standards Act and the Class Action Fairness Act.  Defendants filed a motion to dismiss on October 15, 2010.  After a hearing on January 10, 2011, the court granted the defendants’ motion to dismiss with prejudice on January 11, 2011.  The plaintiff filed a notice of appeal on January 27, 2011.  Subsequently, the plaintiff filed a voluntary dismissal, and on August 16, 2011, the appeals court entered an order dismissing the appeal.  Therefore, the district court’s judgment in favor of TMCC and the other defendants became final.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Income Taxes

Our effective tax rate was 38 percent for the first half and second quarter of both fiscal 2012 and fiscal 2011.  Our provision for income taxes for the first half of fiscal 2012 was $562 million compared to $522 million for the same period in fiscal 2011.  This increase in provision is consistent with the increase in our income before tax for the first half of fiscal 2012 compared to the same period in fiscal 2011.

Tax-Related Contingencies

As of September 30, 2011, we remain under IRS examination for the fiscal years ended March 31, 2011 and March 31, 2012.  The IRS examination for the fiscal years ended March 31, 2007 through March 31, 2009 was concluded in the fourth quarter of fiscal 2011 resulting in a refund of $105 million plus interest, received during the first quarter of fiscal 2012.  The IRS examination for the fiscal year ended March 31, 2010 was concluded in the first quarter of fiscal 2012.

We periodically review our uncertain tax positions. Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended September 30, 2011, our assessment did not result in any change in unrecognized tax benefits.

Our deferred tax assets at September 30, 2011 were $2.4 billion compared to $2.5 billion at March 31, 2011, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts through fiscal year 2032. The total deferred tax liability at September 30, 2011, net of these deferred tax assets, was $5.0 billion compared with $4.4 billion at March 31, 2011.  Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Related Party Transactions

As of September 30, 2011, there were no material changes to our related party agreements or relationships as described in our fiscal 2011 Form 10-K, except as described below.  The tables below summarize amounts included in our Consolidated Statement of Income and Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	20101	2011	20101
Net financing revenues:
Manufacturers’ subvention support and other revenues	$243	$240	$486	$473
Credit support fees incurred	$(8)	$(8)	$(16)	$(17)
Foreign exchange loss on loans payable to affiliates	$(56)	$(66)	$(94)	$(127)
Interest expense on loans payable to affiliates	$(12)	$(12)	$(23)	$(24)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$55	$35	$109	$64

Investments and other income, net:
Interest earned on notes receivable from affiliates	$1	$1	$1	$2

Expenses:
Shared services charges and other expenses	$17	$134	$34	$144
Employee benefits expense	$10	$7	$20	$15

1 Prior period amounts have been reclassified to conform to current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Related Party Transactions (Continued)

(Dollars in millions)	September 30, 2011	March 31, 2011
Assets:
Finance receivables, net
Accounts receivable from affiliates	$19	$18
Direct finance receivables from affiliates	$4	$5
Notes receivable under home loan programs	$20	$21
Deferred retail subvention income from affiliates	$(668)	$(732)

Investments in operating leases, net
Leases to affiliates	$5	$5
Deferred lease subvention income from affiliates	$(682)	$(761)

Other assets
Notes receivable from affiliates	$527	$653
Other receivables from affiliates	$157	$157
Subvention support receivable from affiliates	$81	$109

Liabilities:
Debt
Loans payable to affiliates	$4,291	$4,197

Other liabilities
Unearned affiliate insurance premiums and
contract revenues	$318	$364
Accounts payable to affiliates	$186	$242
Notes payable to affiliate	$61	$61

Shareholder’s Equity:
Dividends paid	$741	$266
Stock based compensation	$2	$1

TMCC-TFA Loan Agreement

During September 2011, TMCC entered into an uncommitted loan finance agreement with Toyota Finance Australia Limited (“TFA”) under which TMCC may make loans to TFA in amounts not to exceed $1 billion, and TFA may make loans to TMCC in amounts not to exceed $1 billion. The terms are determined at the time each loan is made based on business factors and market conditions.  There were no amounts outstanding at September 30, 2011.

Affiliate Insurance Premiums and Contract Revenues

Beginning September 1, 2011, Toyota Motor Insurance Services, Inc. (“TMIS”) began providing a policy to TMS covering the deductible related to property and vehicle exposure claims.  Revenue from the policy issued was $1 million for the first half and second quarter of fiscal 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 16 – Segment Information

Financial information for our reportable operating segments for the periods ended or at September 30, 2011 is summarized as follows (dollars in millions):

	Finance	Insurance	Intercompany
Fiscal 2012:	operations	operations	eliminations	Total
Three Months Ended September 30, 2011

Total financing revenues	$1,867	$-	$3	$1,870
Insurance earned premiums and contract revenues	-	156	(3)	153
Investment and other income	10	(18)	(1)	(9)
Total gross revenues	1,877	138	(1)	2,014

Less:
Depreciation on operating leases	829	-	-	829
Interest expense	150	-	(1)	149
Provision for credit losses	11	-	-	11
Operating and administrative expenses	175	37	-	212
Insurance losses and loss adjustment expenses	-	83	-	83
Provision for income taxes	274	5	-	279
Net income	$438	$13	$-	$451

Six Months Ended September 30, 2011

Total financing revenues	$3,783	$-	$7	$3,790
Insurance earned premiums and contract revenues	-	310	(7)	303
Investment and other income	22	12	(3)	31
Total gross revenues	3,805	322	(3)	4,124

Less:
Depreciation on operating leases	1,654	-	-	1,654
Interest expense	609	-	(3)	606
Provision for credit losses	(192)	-	-	(192)
Operating and administrative expenses	333	76	-	409
Insurance losses and loss adjustment expenses	-	169	-	169
Provision for income taxes	536	26	-	562
Net income	$865	$51	$-	$916

Total assets at September 30, 2011	$85,998	$3,165	$(491)	$88,672

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 16 – Segment Information (Continued)

Financial information for our reportable operating segments for the periods ended or at September 30,
2010 is summarized as follows (dollars in millions):

	Finance	Insurance	Intercompany
Fiscal 2011:	operations	operations	eliminations	Total
Three Months Ended September 30, 2010

Total financing revenues	$2,027	$-	$5	$2,032
Insurance earned premiums and contract revenues	-	137	(5)	132
Investment and other income	14	42	(2)	54
Total gross revenues	2,041	179	(2)	2,218

Less:
Depreciation on operating leases	824	-	-	824
Interest expense	595	-	(2)	593
Provision for credit losses	(14)	-	-	(14)
Operating and administrative expenses	286	37	-	323
Insurance losses and loss adjustment expenses	-	58	-	58
Provision for income taxes	134	31	-	165
Net income	$216	$53	$-	$269

Six Months Ended September 30, 2010

Total financing revenues	$4,045	$-	$11	$4,056
Insurance earned premiums and contract revenues	-	266	(11)	255
Investment and other income	24	69	(4)	89
Total gross revenues	4,069	335	(4)	4,400

Less:
Depreciation on operating leases	1,635	-	-	1,635
Interest expense	1,088	-	(4)	1,084
Provision for credit losses	(303)	-	-	(303)
Operating and administrative expenses	431	76	-	507
Insurance losses and loss adjustment expenses	-	116	-	116
Provision for income taxes	469	53	-	522
Net income	$749	$90	$-	$839

Total assets at September 30, 2010	$83,332	$3,035	$(419)	$85,948

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2011 (“fiscal 2011”) and Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

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

Fiscal 2012 First Six Months Operating Environment

During the first half of the fiscal year ending March 31, 2012 (“fiscal 2012”), economic growth continued at a slow pace in the United States and other developed markets.  Consumer confidence and spending remained weak and unemployment has remained at an elevated level.  Home values remained depressed, commodity prices continued to fluctuate, and household wealth contracted. While manufacturing production showed improvement during the first half of fiscal 2012, it was insufficient to offset weaknesses in the consumer sector.

Conditions in the global capital markets deteriorated during the first half of fiscal 2012 compared to the same period in fiscal 2011 due to ongoing concerns about the fiscal and economic conditions in the United States and the growing challenges faced by the European banking sector.  Despite these conditions, the demand for fixed income investment remained strong and borrowing costs remained near historic lows.  Ongoing economic and fiscal challenges could impact overall market availability and funding costs.  We currently maintain broad access to the global capital markets.

Industry-wide vehicle sales in the United States increased during the first half of fiscal 2012 as compared to the same period in the prior year while sales incentives throughout the auto industry decreased over the same period.  Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) decreased 15 percent in the first half of fiscal 2012 compared to the same period in fiscal 2011.  The decline in TMS sales was attributable to manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models and related parts supply that resulted from natural disasters occurring in Japan in March 2011.  In the latter part of the second quarter of fiscal 2012, production of Toyota and Lexus vehicles began to approach pre-disaster levels.  We note that extensive flooding occurred in Thailand in October, and Toyota Motor Corporation has been making periodic announcements relating to preliminary impact on production and parts supply.  While we do not expect these events to have a significant impact on our results of operations or financial condition, we will continue to evaluate the impact based on any future developments.

Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, the reduced levels of production and sales impacted our financial condition and operating results as of September 30, 2011 and for the first half of fiscal 2012.  The reduction in the availability of new Toyota and Lexus vehicles negatively affected our financing volume, earning assets and revenues during the first half of fiscal 2012.  In response to the supply disruptions that began in March 2011, we implemented special programs designed to assist our retail customers and vehicle dealers.

Prices of used vehicles remained near an all-time high during the first half of fiscal 2012 primarily due to the low supply of used vehicles.  The reduction in the anticipated availability of new Toyota and Lexus vehicles had the effect of increasing demand for certain used Toyota and Lexus vehicles, which further supported the favorable trend in used Toyota and Lexus vehicle values.  The combination of low used vehicle supply and reduced availability of new Toyota and Lexus vehicles also favorably impacted our credit losses, and contributed to lower lease return rates and per unit loss severity during the first half of fiscal 2012.

RESULTS OF OPERATIONS

Fiscal 2012 Summary

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010
Net income:
Finance operations	$438	$216	$865	$749
Insurance operations	13	53	51	90
Total net income	$451	$269	$916	$839

Our consolidated net income was $916 million and $451 million for the first half and second quarter of fiscal 2012, compared with $839 million and $269 million for the same periods in fiscal 2011.  Our consolidated results for the first half and second quarter of fiscal 2012 increased as compared to the same period in fiscal 2011 primarily due to decreases in interest expense and operating and administrative expenses, partially offset by a decrease in total financing revenues.  Our consolidated results for the first half and second quarter of fiscal 2012 were also negatively affected by a decrease in our benefit from credit losses as compared to the same periods in the prior fiscal year.

Our overall capital position, taking into account the payment of a $741 million dividend in September of 2011 to TFSA, increased by $0.1 billion, bringing total shareholder’s equity to $7.0 billion at September 30, 2011, as compared to $6.9 billion at March 31, 2011.  Our debt decreased to $73.5 billion at September 30, 2011 from $77.3 billion at March 31, 2011.  We experienced an improvement in our debt-to-equity ratio to 10.5 at September 30, 2011 from 11.3 at March 31, 2011 due to the decrease in our debt balance.

Finance Operations

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2011	2010	Change	2011	2010	Change
Financing revenues:
Operating lease	$1,178	$1,216	(3)%	$2,382	$2,416	(1)%
Retail1	610	720	(15)%	1,236	1,450	(15)%
Dealer	79	91	(13)%	165	179	(8)%
Total financing revenues	1,867	2,027	(8)%	3,783	4,045	(6)%

Depreciation on operating
leases	829	824	1%	1,654	1,635	1%
Interest expense	150	595	(75)%	609	1,088	(44)%
Net financing revenues	888	608	46%	1,520	1,322	15%

Provision for credit losses	11	(14)	(179)%	(192)	(303)	(37)%

Net income from financing
operations	$438	$216	103%	$865	$749	15%

1 Includes direct finance lease revenues.

Our financing operations reported net income of $865 million and $438 million for the first half and second quarter of fiscal 2012, compared to $749 million and $216 million for the same periods in fiscal 2011.  The increase in net income was primarily due to decreases in interest expense and operating and administrative expenses, partially offset by declines in financing revenue.  Our consolidated results for the first half and second quarter of fiscal 2012 were also negatively affected by a decrease in our benefit from credit losses as compared to the same periods in the prior fiscal year.

Our total financing revenues declined during the first half and second quarter of fiscal 2012 due primarily to lower yields for our retail portfolio partially offset by slightly higher average outstanding earning asset balances.  Lower average outstanding earning asset balances for our dealer financing portfolio also contributed to the decline in total financing revenues.

Interest expense decreased during the first half and second quarter of fiscal 2012 primarily due to valuation gains on derivatives.  These gains were caused by a sharp decline in long-term swap interest rates during the second quarter of fiscal 2012.

Operating and administrative expenses decreased by 19 percent and 34 percent during the first half and second quarter of fiscal 2012 as compared to the same periods in fiscal 2011.  The decrease in operating expenses was primarily due to decreases in shared affiliate expenses for sales and marketing activities.  Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements and the corresponding note in our Annual Report on Form 10-K for fiscal 2011 for further information.

We recorded a benefit from credit losses of $192 million and a provision for credit loss of $11 million for the first half and second quarter of fiscal 2012, respectively, compared to a benefit of $303 million and $14 million for the same periods in fiscal 2011.  The benefit from credit losses of $192 million was attributable to lower levels of per unit loss severity and default frequency in our consumer portfolio.  The improvement in default frequency was due in part to the overall improvement in the credit quality of our portfolio while the improvement in per unit loss severity was attributable to strong used vehicle prices fueled by lower supply of used vehicles.  Strong used vehicle prices also enabled some customers, who otherwise may have defaulted, to sell their vehicles in order to pay off their finance contracts.  This also positively affected default frequency.

Financing Revenues

Total financing revenues decreased 6 percent and 8 percent during the first half and second quarter of fiscal 2012 as compared to the same period in fiscal 2011 due to the following factors:

•	Operating lease revenues remained relatively consistent during the first half and second quarter of fiscal 2012 as compared to the same periods in fiscal 2011.

•	Retail contract revenues decreased 15 percent, primarily due to a decrease in portfolio yields, partially offset by a higher average outstanding earning asset balance.

•
Dealer financing revenues decreased 8 percent and 13 percent in the first half and second quarter of fiscal 2012, as compared with the same periods in fiscal 2011 primarily due to lower average outstanding earning asset balances.

Our total finance receivables portfolio yield was 5.0 percent during the first half and second quarter of fiscal 2012 compared to 5.7 percent for the same periods in fiscal 2011 due primarily to decreases in our retail portfolio yields.

Depreciation on Operating Leases

Depreciation on operating leases increased 1 percent during the first half and second quarter of fiscal 2012, as compared to the same periods in fiscal 2011.  The increase in depreciation was attributable to a 3 percent increase in average operating lease units outstanding, partially offset by the effect of strong used vehicle values.  Improvements in used vehicle values, due primarily to lower used vehicle supply, resulted in an increase to the estimated end-of-term residual values of the existing portfolio.

Interest Expense

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps, foreign currency swaps and foreign currency forwards to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  The following table summarizes the consolidated components of interest expense:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010
Interest expense on debt1	$405	$539	$886	$990
Interest expense on derivatives1,2	32	(54)	(1)	15
Interest expense on debt and derivatives	437	485	885	1,005

Ineffectiveness related to hedge accounting derivatives3	(3)	(3)	(7)	(12)
(Gain) loss on foreign currency transactions	(999)	1,436	(295)	828
Loss (gain) on foreign currency swaps3	780	(1,533)	(29)	(1,030)
(Gain) loss on non-hedge accounting interest rate swaps3	(66)	208	52	293
Total interest expense4	$149	$593	$606	$1,084

1	Amounts represent net interest settlements and changes in accruals.
2	Includes both hedge and non-hedge accounting derivatives.
3	Amounts exclude net interest settlements and changes in accruals.
4
Excludes $3 million and $1 million of interest on bonds held by our insurance operations for the first half and second quarter of fiscal 2012, respectively, and $4 million and $2 million for the first half and second quarter of fiscal 2011, respectively.  Refer to Note 16 – Segment Information of the Notes to Consolidated Financial Statements for further information.

Total interest expense decreased from $1,084 million and $593 million during the first half and second quarter of fiscal 2011, respectively, to $606 million and $149 million during the same periods of fiscal 2012.  The reduction in interest expense resulted primarily from net valuation gains that occurred as a result of a decline in long-term swap rates during the second quarter of fiscal 2012.

Interest expense on debt primarily represents interest due on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt decreased to $886 million and $405 million during the first half and second quarter of fiscal 2012, respectively, compared to $990 million and $539 million in the same periods in fiscal 2011 primarily as a result of lower contractual interest rates on debt.

Interest expense on derivatives represents net interest settlements and accruals on interest rate and foreign currency derivatives.  During the first half and second quarter of fiscal 2012, we recorded net income of $1 million and net expense of $32 million, respectively, compared to net expense of $15 million and net income of $54 million during the same periods of fiscal 2011.  The increase in interest expense on derivatives during the second quarter of fiscal 2012 compared to fiscal 2011 resulted primarily from lower average receive rates on interest rate and currency swaps used to economically hedge fixed rate debt.

Gain or loss on foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use foreign currency swaps and foreign currency forwards to economically hedge these foreign currency transactions.  During the first half and second quarter of fiscal 2012, the U.S. dollar strengthened relative to certain other currencies in which our debt is denominated.  This resulted in the recognition of gains on foreign currency transactions of $295 million and $999 million, respectively.  The impact of the strengthening dollar on the value of the associated foreign currency swaps was offset by lower swap interest rates, resulting in gains of $29 million and losses of $780 million for the first half and second quarter of fiscal 2012, respectively.  During the first half and second quarter of fiscal 2011, the U.S. dollar weakened, resulting in losses of $828 million and $1,436 million on foreign currency transactions and gains of $1,030 million and $1,533 million on foreign currency swaps, respectively.

We recorded losses of $52 million and gains of $66 million on non-hedge accounting interest rate swaps during the first half and second quarter of fiscal 2012 compared to losses of $293 million and $208 million during the same periods of fiscal 2011.   The reduction in net losses on these swaps during fiscal 2012 primarily reflects gains that resulted from a sharp decline in long-term swap rates during the current quarter.

Provision for Credit Losses

We recorded a benefit from credit losses of $192 million and a provision for credit losses of $11 million for the first half and second quarter of fiscal 2012, respectively, compared to a benefit from credit losses of $303 million and $14 million for the same periods of fiscal 2011.  The benefit from credit losses for the first half of fiscal 2012 was attributable to low levels of per unit loss severity, delinquencies, default frequency and net charge-offs in our consumer portfolio.  However, the benefit from these factors had a lesser impact in the latter half of the second quarter of fiscal 2012.  As a result, we recorded a provision for credit losses of $11 million for the second quarter of fiscal 2012.

Despite some softening in the latter part of the second quarter of fiscal 2012, used vehicle prices remained near an all-time high during the first half and second quarter of fiscal 2012.  The elevated price levels were driven primarily by the low supply of used vehicles, which contributed to lower loss severity as compared to the same periods in fiscal 2011.  In addition, the overall credit quality of our consumer portfolio in the first half and second quarter of fiscal 2012 continued to benefit from our ongoing focus on purchasing practices and collection efforts.  As a result, our net charge-offs improved during the first half and second quarter of fiscal 2012 as compared to the same periods in fiscal 2011.  Our delinquencies at September 30, 2011 also improved compared to delinquencies at September 30, 2010 despite a slight increase from March 31, 2011 reflecting typical seasonal patterns.

The favorable trends in per unit loss severity, delinquencies, default frequency and net charge-offs that contributed to the benefit from credit losses for the first half of fiscal 2012 reflect patterns of credit behavior different from our historical patterns.  Accordingly, there can be no assurance that these favorable trends will continue.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2011	2010	Change	2011	2010	Change
Agreements (units in thousands)
Issued	337	622	(46)%	682	1,166	(42)%
In force	6,314	5,777	9%	6,314	5,777	9%
Insurance earned premiums and
contract revenues	$156	$137	14%	$310	$266	17%
Investment and other (loss)
income	$(18)	$42	(143)%	$12	$69	(83)%
Gross revenues from insurance
operations	$138	$179	(23)%	$322	$335	(4)%
Insurance losses and loss
adjustment expenses	$83	$58	43%	$169	$116	46%
Insurance dealer back-end
program expenses	$21	$20	5%	$43	$41	5%
Net income from insurance
operations	$13	$53	(75)%	$51	$90	(43)%

Our insurance operations reported net income of $51 million and $13 million during the first half and second quarter of fiscal 2012, respectively, compared to $90 million and $53 million of net income reported during the same periods in fiscal 2011.  The decreases in net income for the first half and second quarter of fiscal 2012 compared to the same periods in fiscal 2011 were attributable to a decrease in investment and other income, and an increase in insurance loss and loss adjustment expenses, partially offset by an increase in insurance earned premiums and contract revenues.

Agreements issued decreased by 42 percent and 46 percent during the first half and second quarter of fiscal 2012 compared to the same periods in fiscal 2011.  The decrease was primarily due to the discontinuation in January 2011 of affiliate agreements issued in support of special TMS sales and customer loyalty programs.

Insurance earned premiums and contract revenues are affected by sales volume as well as the level, age, and mix of agreements in force.  Agreements in force represent active insurance policies written and contracts issued.  Insurance earned premiums and contract revenues represent revenues from the agreements in force.

Our insurance operations reported insurance earned premiums and contract revenues of $310 million and $156 million during the first half and second quarter of fiscal 2012, respectively, compared to $266 million and $137 million during the same periods in fiscal 2011.  The increase in insurance earned premiums and contract revenues was primarily due to the increase in earnings from special TMS sales and customer loyalty programs offered during fiscal 2011.

Our insurance operations reported investment and other income of $12 million and investment and other loss of $18 million during the first half and second quarter of fiscal 2012, compared to investment and other income of $69 million and $42 million during the same periods in fiscal 2011.  Investment and other income consists primarily of investment income on marketable securities.  The decrease in investment and other income for the first half and second quarter of fiscal 2012 compared to the same periods in the prior year was primarily due to higher net realized losses from the sale of securities and lower interest and dividend income received.  Refer to “Investment and Other Income” below for a more detailed discussion on our consolidated investment portfolio.

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

Our insurance operations reported $169 million and $83 million of insurance losses and loss adjustment expenses during the first half and second quarter of fiscal 2012 compared to $116 million and $58 million during the same periods in fiscal 2011.  The increase in insurance losses and loss adjustment expenses is primarily due to higher claim frequency and severity in most programs.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on their sales volume or underwriting performance.  Insurance dealer back-end program expenses increased slightly during the first half and second quarter of fiscal 2012 compared to the same periods in fiscal 2011.

Investment and Other Income

The following table summarizes the components of our consolidated investment and other income:
	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010
Interest and dividend income on marketable securities	$20	$24	$40	$43
Realized (loss) gains on marketable securities	(35)	20	(23)	31
Other income	6	10	14	15
Total investment and other (loss) income, net	$(9)	$54	$31	$89

Interest and dividend income on marketable securities and other income during the first half and second quarter of fiscal 2012 were relatively consistent with the same periods in the prior year.

We reported realized losses on marketable securities of $23 million and $35 million during the first half and second quarter of fiscal 2012 compared to gains of $31 million and $20 million for the same periods in the prior year.  The losses were primarily due to losses recognized on equity securities sold during the second quarter of fiscal 2012.

Operating and Administrative Expenses

The following table summarizes our operating and administrative expenses:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(Dollars in millions)	2011	2010	Change	2011	2010	Change
Employee expenses	$90	$88	2%	$170	$170	-%
Operating expenses	101	215	(53)%	196	296	(34)%
Insurance dealer back-end
program expenses	21	20	5%	43	41	5%
Total operating and
administrative expenses	$212	$323	(34)%	$409	$507	(19)%

Operating expenses decreased during the first half and second quarter of fiscal 2012 compared to the same periods in fiscal 2011 due to decreases in shared affiliate expenses for sales and marketing activities.  Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements and the corresponding note in our Annual Report on Form 10-K for fiscal 2011 for further information.  Refer to Insurance Operations above for further information on insurance dealer back-end program expenses.

Provision for Income Taxes

Our provision for income taxes for the first half and second quarter of fiscal 2012 was $562 million and $279 million compared to $522 million and $165 million for the same periods in fiscal 2011.  Our effective tax rate was 38 percent for the first half and second quarter of both fiscal 2012 and fiscal 2011.  The change in our provision for income taxes is broadly consistent with the change in operating income in the first half and second quarter of fiscal 2012 compared to the same periods in fiscal 2011.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
(units in thousands):	2011	2010	Change	2011	2010	Change
TMS new sales volume1	313	368	(15)%	612	722	(15)%

Vehicle financing volume2
New retail contracts	141	162	(13)%	281	343	(18)%
Used retail contracts	86	88	(2)%	179	186	(4)%
Lease contracts	61	106	(42)%	123	204	(40)%
Total	288	356	(19)%	583	733	(20)%

TMS subvened vehicle financing volume
(units included in the above table):
New retail contracts	75	100	(25)%	140	229	(39)%
Used retail contracts	24	11	118%	35	36	(3)%
Lease contracts	52	102	(49)%	105	194	(46)%
Total	151	213	(29)%	280	459	(39)%

Market share:3
Retail contracts	44.8%	43.7%		45.7%	47.2%
Lease contracts	19.3%	28.8%		20.0%	28.2%
Total	64.1%	72.5%		65.7%	75.4%

1
Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 86% Toyota and 14% Lexus vehicles for the first half of fiscal 2012 and 85% Toyota, and 15% Lexus for the second quarter of fiscal 2012.  TMS new sales volume is comprised of approximately 86% Toyota and 14% Lexus vehicles for the first half and second quarter of fiscal 2011.

2
Total financing volume is comprised of approximately 80% Toyota, 15% Lexus, and 5% non-Toyota/Lexus vehicles for the first half and second quarter of fiscal 2012.  Total financing volume is comprised of approximately 81% Toyota, 14% Lexus, and 5% non-Toyota/Lexus vehicles for the first half and second quarter of fiscal 2011.

3
 Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

Our retail and lease contracts are acquired primarily from Toyota and Lexus vehicle dealers, and the volume of contracts is dependent upon TMS sales volume and subvention.  In March 2011, natural disasters in Japan caused manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models and parts.  As a result, vehicle sales by TMS decreased 15 percent in the first half and second quarter of fiscal 2012 compared to the same periods in fiscal 2011.

Our financing volume and market share decreased in the first half and second quarter of fiscal 2012 compared to the same periods in fiscal 2011.  The lower levels of both volume and market share were driven primarily by the decreased supply of new Toyota and Lexus vehicles and a lower level of TMS subvention programs.  TMS subvention levels declined as lower supply of new vehicles decreased the need for subvention.

The composition of our net earning assets is summarized below:
			Percentage
(Dollars in millions)	September 30, 2011	March 31, 2011	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$45,813	$45,688	-%
Dealer financing, net	9,766	12,048	(19)%
Total finance receivables, net	55,579	57,736	(4)%
Investments in operating leases, net	18,594	19,041	(2)%
Net earning assets	$74,173	$76,777	(3)%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers2	984	975	1%
Vehicle dealers outside of the
Toyota/Lexus dealer network	490	470	4%
Industrial equipment dealers	138	139	(1)%
Total number of dealers receiving
wholesale financing	1,612	1,584	2%

Dealer inventory financed (units in thousands)	163	253	(36)%

1  Includes direct finance leases.
2  Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our overall new and used retail contract volume decreased during the first half of fiscal 2012 as compared to the same period in fiscal 2011.  Much of the decrease was attributable to a decrease in overall TMS vehicle sales and subvention.  While average outstanding balances increased, retail finance receivables, net at September 30, 2011 remained consistent as compared to the balance at March 31, 2011, as the dollar volume of vehicle financing offset portfolio liquidations.

Lease Contract Volume and Earning Assets

Our overall vehicle lease contract volume during the first half of fiscal 2012 decreased as compared to the same period in fiscal 2011.  Vehicle lease contract volume is affected by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.  Much of the decrease during the first half of fiscal 2012 was attributable to a decrease in TMS sales and subvention levels.  Our investment in operating leases, net decreased slightly at September 30, 2011 as compared to the balance at March 31, 2011 due to lower contract volume.

Dealer Financing and Earning Assets

Dealer financing, net decreased 19% from March 31, 2011, primarily due to decreases in dealer inventory.  The lower level of dealer inventory was attributable to manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models that resulted from natural disasters occurring in Japan in March 2011.  The total number of dealers receiving financing remained relatively stable as compared to March 31, 2011.

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

Depreciation on Operating Leases

	Three Months Ended			Six Months Ended
	September 30,		Percentage	September 30,		Percentage
	2011	2010	Change	2011	2010	Change
Depreciation on operating
leases (dollars in millions)	$829	$824	1%	$1,654	$1,635	1%
Average operating lease units
outstanding (in thousands)	780	780	-%	788	768	3%

Depreciation expense on operating leases remained consistent during the first half and second quarter of fiscal 2012 when compared to the same periods of fiscal 2011.  Depreciation expense remained consistent primarily because the total number of operating lease units outstanding remained relatively consistent over those periods.  Depreciation expense can also be affected by changes in the used vehicle market because used vehicle market trends are a significant factor in estimating end-of-term market values.  Used vehicle values remained near an all-time high during the first half of fiscal 2012; however, sustainability of these levels is uncertain.

Credit Risk

Credit Loss Experience

The overall credit quality of our consumer portfolio in the first half and second quarter of fiscal 2012 continued to benefit from our focus on purchasing practices and collection efforts.  In addition, subvention contributed to our overall portfolio quality, as subvened contracts typically have better credit quality than non-subvened contracts.  These factors, combined with strong used vehicle values, contributed to decreased levels of default, delinquency and net charge-offs during the first half of fiscal 2012 as compared to the same period in fiscal 2011.

	September 30,	March 31,	September 30,
	2011	2011	2010
Net charge-offs as a percentage of average gross earning assets 1
Finance receivables	0.20%	0.61%	0.67%
Operating leases	0.08%	0.22%	0.25%
Total	0.17%	0.52%	0.57%

Default frequency as a percentage of outstanding contracts 2	1.41%	2.11%	2.56%
Average loss severity per unit	$5,754	$7,110	$7,445

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets 3
Finance receivables 4	0.33%	0.27%	0.43%
Operating leases 4	0.25%	0.23%	0.40%
Total	0.31%	0.26%	0.42%

1	Net charge-off ratios have been annualized using six month results for the periods ended September 30, 2011 and September 30, 2010.
2	Prior period percentages have been reclassified to conform to the current period presentation.
3	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
4	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Default frequency as a percentage of average outstanding contracts decreased to 1.41 percent during the first half of fiscal 2012 compared to 2.56 percent during the same period in fiscal 2011.  Our continued focus on purchasing practices and collection efforts has contributed to the improvement in default frequency.  Strong used vehicle prices also enabled some customers, who otherwise may have defaulted, to sell their vehicles in order to pay off their finance contracts.  This also positively affected default frequency.  In addition, we experienced lower loss severity as prices of used vehicles remained near an all time high and positively affected net loss per charged-off unit during the first half of fiscal 2012.

The manufacturing disruptions and production suspensions resulting from the natural disasters that occurred in Japan in March 2011 lowered the anticipated availability of new vehicles and further supported used vehicle values.  As a result, our level of net charge-offs for the first half and second quarter of fiscal 2012 decreased significantly compared with the same periods in the prior year.  Net charge-offs as a percentage of average gross earning assets decreased from 0.57 percent at September 30, 2010 to 0.17 percent at September 30, 2011.

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

The allowance for credit losses for our dealer portfolio is established by first aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by either vehicles and industrial equipment, real estate or dealership assets, or unsecured).  We then analyze dealer pools using an internally developed risk rating system.  In addition, we have established procedures that focus on managing high risk loans in our dealer portfolio.  Our field operations management and special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  If impaired loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

The following table provides information related to our allowance for credit losses for the three and six months ended September 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010
Allowance for credit losses at beginning of period	$667	$1,316	$879	$1,705
Provision for credit losses	11	(14)	(192)	(303)
Charge-offs, net of recoveries	(55)	(113)	(64)	(213)
Allowance for credit losses at end of period	$623	$1,189	$623	$1,189

During the first half of fiscal 2012, our allowance for credit losses decreased $256 million from $879 million at March 31, 2011 to $623 million at September 30, 2011.  The decline in our allowance for credit losses was driven by improvements in per unit loss severity and default frequency.  The improvement in per unit loss severity was attributable to higher used vehicle values.  Prices of used vehicles remained near an all-time high during the first half of fiscal 2012 primarily due to the low supply of used vehicles.  In addition, the reduction in anticipated availability of new Toyota and Lexus vehicles resulting from the manufacturing disruptions caused by natural disasters in Japan in March of 2011 increased demand for certain used Toyota and Lexus vehicles.  The increased demand further supported the favorable trend in used vehicle values.  Our continued focus on purchasing practices and collection efforts contributed to the improvement in default frequency and related delinquency trends.  Strong used vehicle prices also enabled some customers, who otherwise may have defaulted, to sell their vehicles in order to pay off their finance contracts.  This also positively affected default frequency.  As a result, our net charge-offs improved significantly during the first half of fiscal 2012 as compared to the same period in fiscal 2011.

During the second quarter of fiscal 2012, our allowance decreased $44 million from $667 million at June 30, 2011 to $623 million at September 30, 2011.  We continue to benefit from low levels of per unit loss severity, delinquencies, default frequency and net charge offs in the first half of fiscal 2012.   However, the benefit from these factors had a lesser impact in the latter half of the second quarter of fiscal 2012.  As a result, we recorded a provision for credit losses of $11 million for the second quarter of fiscal 2012.

The favorable levels in our per unit loss severity, delinquencies, default frequency and net charge-offs reflect patterns of credit behavior different from our historical patterns and levels.  An unusual combination of factors including the low supply of used vehicles, the impact of the natural disasters occurring in Japan, and an extended period of economic uncertainty have contributed to these trends.  We considered these factors as well as our historical seasonal patterns in establishing our allowance for credit losses at September 30, 2011.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	September 30, 2011	March 31, 2011
Commercial paper1	$18,585	$19,943
Unsecured notes and loans payable2	43,151	45,304
Secured notes and loans payable	10,402	10,626
Carrying value adjustment3	1,406	1,409
Total Debt	$73,544	$77,282

1	Includes unamortized premium/discount.
2	Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $7.0 billion to $10.8 billion with an average balance of $8.9 billion for the second quarter of fiscal 2012.

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

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $16.8 billion to $18.8 billion during the quarter ended September 30, 2011, with an average outstanding balance of $17.8 billion.  Our commercial paper programs are supported by the liquidity facilities discussed in this section.  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable at par value:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable5
Balance at March 31, 20111	$8,914	$22,312	$3,233	$8,969	$43,428
Issuances during the six months
ended September 30, 2011	2,5902	5163	-	1,3004	4,406
Maturities and terminations
during the six months
ended September 30, 2011	(1,511)	(3,859)	(386)	(150)	(5,906)
Balance at September 30, 20111	$9,993	$18,969	$2,847	$10,119	$41,928

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

2
MTNs and domestic bonds issued during fiscal 2012 had terms to maturity ranging from approximately 2 years to 10 years, and had interest rates at the time of issuance ranging from 0.5 percent to 3.4 percent.

3	EMTNs had terms to maturity ranging from approximately 2 years to 3 years, and had interest rates at the time of issuance ranging from 3.7 percent to 4.6 percent.
4	Consists of long-term borrowings, with terms to maturity ranging from approximately 1 year to 6 years, and had interest rates at the time of issuance ranging from 0.1 percent to 0.9 percent.
5
Consists of fixed and floating rate debt.  Upon the issuance of fixed rate debt, we generally elect to enter into pay float interest rate swaps.  Refer to “Derivative Instruments” for further discussion.

We maintain a shelf registration statement with the SEC to provide for the issuance of unsecured debt securities in the U.S. capital markets to retail and institutional investors. We qualify as a well-known seasoned issuer under SEC rules, which allows us to issue under our registration statement an unlimited amount of debt securities during the three year period ending March 1, 2012.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture which requires TMCC to comply with certain covenants, including negative pledge provisions.  We are in compliance with these covenants.

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2011, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

In addition, we may issue other debt securities or enter into other unsecured financing arrangements through the domestic and international capital markets.

Secured Notes and Loans Payable

Overview

Asset-backed securitization of our earning asset portfolio provides us with an alternative source of funding.  Our current securitization program includes the following types of transactions backed by retail finance receivables: 1) public term securitization, 2) amortizing asset-backed commercial paper conduits and 3) revolving asset-backed commercial paper conduits.  We will continue to evaluate the market for asset-backed securities in considering our funding strategies in the future.

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

Public Term Securitization

Since 1993, we have sponsored 20 public securitization trusts backed by retail finance receivables which have issued more than $20 billion of securities, including registered securities that we retained.  None of these securities has defaulted, experienced any events of default or failed to pay principal in full at maturity.

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

We filed a shelf registration statement with the SEC to provide for the issuance of securities backed by auto leases which became effective in October 2011.  We have not yet executed any lease securitization transaction under this registration statement.

Amortizing Asset-backed Commercial Paper Conduits

We executed private securitization transactions of retail finance receivables with bank-sponsored multi-seller asset-backed conduits.  During the first half of fiscal 2012, these transactions provided us with approximately $1.8 billion in funding which will be repaid as the underlying finance receivables amortize.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated credit facilities with certain banks.

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In March 2011, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement, a $5.0 billion three year syndicated bank credit facility pursuant to a Three Year Credit Agreement, and a $3.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of September 30, 2011 and March 31, 2011.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2011, we entered into a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents are contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $4.0 billion.  This revolving facility allows us to obtain term funding up to the renewal date.  Any portion of the facility that is not renewed is repaid as the underlying assets amortize.  We obtained $378 million in funding through this facility during the first half of fiscal 2012.  As of September 30, 2011, approximately $3.3 billion of this facility was utilized.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Credit Agreements

TMCC has additional bank credit facilities.  As of September 30, 2011, TMCC has committed bank credit facilities of $1 billion that mature in fiscal 2013 and $650 million that mature in fiscal 2014.  An uncommitted bank credit facility in the amount of $500 million matures in fiscal 2013.  These agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of September 30, 2011 and March 31, 2011.

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

Accounting for Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Changes in the fair value of derivatives are recorded in interest expense in the Consolidated Statement of Income.

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

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	September 30, 2011	March 31, 2011
Derivative assets	$3,115	$3,476
Less: Collateral held, net1	(2,377)	(2,563)
Derivative assets, net of collateral	738	913
Less: Counterparty credit valuation adjustment	(27)	(12)
Derivative assets, net of collateral and credit adjustment	$711	$901
Embedded derivative assets	$-	$1

Derivative liabilities	$199	$152
Less: Collateral posted, net1	(4)	-
Derivative liabilities, net of collateral	195	152
Less: Our own non-performance credit valuation adjustment	(2)	(1)
Derivative liabilities, net of collateral
and non-performance credit valuation adjustment	$193	$151
Embedded derivative liabilities	$46	$52

1
Represents cash received or deposited under reciprocal collateral arrangements that we have entered into with certain derivative counterparties. Refer to the “Counterparty Credit Risk” section for more details.

The decrease in derivative assets and increase in derivative liabilities as of September 30, 2011 compared to March 31, 2011, are primarily the result of the strengthening of the U.S. dollar relative to certain other currencies in which our foreign currency swaps are denominated.  Refer to the “Interest Expense” section above for further discussion.

Counterparty Credit Risk

We manage counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivatives counterparties to which we had credit exposure at September 30, 2011 were assigned investment grade ratings by a credit rating organization.  In addition, we require counterparties that are or become rated BBB+ or lower to fully collateralize their net derivative exposures with us.  Our counterparty credit risk could be adversely affected by deterioration of the United States economy and financial distress in the banking industry.

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

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	September 30, 2011	March 31, 2011
Credit Rating
AA	$501	$497
A	236	379
BBB	1	37
Total net counterparty credit exposure1	$738	$913

1	Amounts exclude counterparty credit valuation adjustments of $27 million and $12 million at September 30, 2011 and March 31, 2011, respectively.

At September 30, 2011, we recorded a credit valuation adjustment of $27 million related to non-performance risk of our counterparties and a credit valuation adjustment of $2 million on our own non-performance risk.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

The Company is currently in the process of implementing a new loan origination system in our dealer sales and services offices.  Implementation in all offices is currently expected to occur by the end of fiscal 2012.  This new system automates certain validations previously executed manually in the contract acquisition process.

There have been no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  We believe, based on currently available information and established accruals, that the results of such proceedings, in the aggregate, will not have a material adverse effect on TMCC.

TMCC and certain affiliates had been named as defendants in a putative bondholder class action, Harel Pia Mutual Fund vs. Toyota Motor Corp., et al., filed in the Central District of California on April 8, 2010, alleging violations of federal securities laws.  The plaintiff filed a voluntary dismissal of the lawsuit on July 20, 2010.

On July 22, 2010, the same plaintiff in the above federal bondholder action refiled the case in California state court on behalf of purchasers of TMCC bonds traded on foreign exchanges (Harel Pia Mutual Fund v. Toyota Motor Corp., et al., Superior Court of California, County of Los Angeles).  The complaint alleges violations of California securities laws, fraud, breach of fiduciary duty and other state law claims.  On September 15, 2010, defendants removed the state court action to the United States District Court for the Central District of California pursuant to the Securities Litigation Uniform Standards Act and the Class Action Fairness Act.  Defendants filed a motion to dismiss on October 15, 2010.  After a hearing on January 10, 2011, the court granted the defendants’ motion to dismiss with prejudice on January 11, 2011.  The plaintiff filed a notice of appeal on January 27, 2011.  Subsequently, the plaintiff filed a voluntary dismissal, and on August 16, 2011, the appeals court entered an order dismissing the appeal.  Therefore, the district court’s judgment in favor of TMCC and the other defendants became final.

ITEM 1A.   RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.   (Removed and Reserved)

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See Exhibit Index on page 85.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: November 9, 2011	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	By /S/ CHRIS BALLINGER

Chris Ballinger
Group Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011 among TMCC, The Bank of New York Mellon Trust Company, N.A., as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2	Amended and Restated Agency Agreement, dated September 16, 2011, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon.	(7)

____________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 16, 2011, Commission File Number 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

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

4.3(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(8)

4.3(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(9)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith
____________
(8)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File Number 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema document	Filed Herewith