Form 10-Q
period 2011-12-31
TOYOTA MOTOR CREDIT CORP
filed 2012-02-08
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
OR
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

Yes __    No  ☒

As of January 31, 2012, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended December 31, 2011

INDEX
PART I	…………………………………………………………………………………………………3
Item 1.	Financial Statements……………………………………….......………………………………………......…….........................	3
	Consolidated Statement of Income……………………….……………………………………………...……….......................	3
	Consolidated Balance Sheet……………………………………………………………………………………...........................	4
	Consolidated Statement of Shareholder’s Equity………..……………………………………………..………..........................	5
	Consolidated Statement of Cash Flows………………….………………………………………………...…..…......................	6
	Notes to Consolidated Financial Statements……………………….……………………………………..……...........................	7
Item 2.	Management’s Discussion and Analysis…………………………………………………………………...….............................	52
Item 3.	Quantitative and Qualitative Disclosures About Market Risk……….......………………………....………...............................	81
Item 4.	Controls and Procedures...............................................................................................................................................................	81
PART II	…………………………………………………………………………………………………82
Item 1.	Legal Proceedings…………………………………………………………….....…………………………….............................	82
Item 1A.	Risk Factors……………………………………………………………….…………………………………..............................	83
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds………………............……………………...................................	83
Item 3.	Defaults Upon Senior Securities…………………………………………………………….…………………...........................	83
Item 4.	(Removed and Reserved)………………………………………………………………………………………...........................	83
Item 5.	Other Information………………………………………………………………………………………………..........................	83
Item 6.	Exhibits…………………………………………………………………………………………………………..........................	83
Signatures	…………………………………………………………………………………………………………………............................	84
Exhibit Index	…………………………………………………………………………………………………………………............................	85

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2011	2010	2011	2010
Financing revenues:
Operating lease	$1,160	$1,236	$3,542	$3,652
Retail	582	690	1,818	2,140
Dealer	93	97	265	287
Total financing revenues	1,835	2,023	5,625	6,079

Depreciation on operating leases	844	872	2,498	2,507
Interest expense	163	234	769	1,318
Net financing revenues	828	917	2,358	2,254

Insurance earned premiums and contract revenues	150	141	453	396
Investment and other income, net	62	118	93	207
Net financing revenues and other revenues	1,040	1,176	2,904	2,857

Expenses:
Provision for credit losses	56	(176)	(136)	(479)
Operating and administrative	208	278	617	785
Insurance losses and loss adjustment expenses	78	61	247	177
Total expenses	342	163	728	483

Income before income taxes	698	1,013	2,176	2,374
Provision for income taxes	266	387	828	909

Net income	$432	$626	$1,348	$1,465

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	December 31, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$7,526	$6,830
Restricted cash	598	705
Investments in marketable securities	5,210	4,822
Finance receivables, net	57,219	57,736
Investments in operating leases, net	18,543	19,041
Other assets	2,418	2,570
Total assets	$91,514	$91,704

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$75,755	$77,282
Deferred income taxes	5,239	4,424
Other liabilities	3,047	3,142
Total liabilities	84,041	84,848

Commitments and contingencies (See Note 13)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued
and outstanding) at December 31, 2011 and March 31, 2011	915	915
Additional paid-in-capital	2	1
Accumulated other comprehensive income	109	100
Retained earnings	6,447	5,840
Total shareholder's equity	7,473	6,856
Total liabilities and shareholder's equity	$91,514	$91,704

The following table presents the assets of consolidated variable interest entities that can only be used to settle obligations of the consolidated variable interest entities and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the consolidated balance sheet above.

(Dollars in millions)	December 31, 2011	March 31, 2011
ASSETS
Finance receivables, net	$9,742	$11,317
Total assets	$9,742	$11,317

LIABILITIES
Debt	$8,879	$10,626
Other liabilities	3	3
Total liabilities	$8,882	$10,629

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in capital	income (loss)	earnings	Total

BALANCE AT MARCH 31, 2010	$915	$1	$104	$4,253	$5,273

Net income for the nine months ended
December 31, 2010	-	-	-	1,465	1,465
Net unrealized loss on available-for-sale
marketable securities, net of tax benefit
of $9 million	-	-	(16)	-	(16)
Reclassification adjustment for net gain on
available-for-sale marketable securities
included in net income, net of tax provision
of $1 million	-	-	(2)	-	(2)
Total comprehensive income	-	-	(18)	1,465	1,447

Dividends	-	-	-	(266)	(266)
BALANCE AT DECEMBER 31, 2010	$915	$1	$86	$5,452	$6,454

BALANCE AT MARCH 31, 2011	$915	$1	$100	$5,840	$6,856

Net income for the nine months ended
December 31, 2011	-	-	-	1,348	1,348
Net unrealized loss on available-for-sale
marketable securities, net of tax benefit
of $7 million	-	-	(8)	-	(8)
Reclassification adjustment for net loss on
available-for-sale marketable securities
included in net income, net of tax benefit
of $10 million	-	-	17	-	17
Total comprehensive income	-	-	9	1,348	1,357

Stock-based compensation	-	1	-	-	1
Dividends	-	-	-	(741)	(741)
BALANCE AT DECEMBER 31, 2011	$915	$2	$109	$6,447	$7,473

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Nine Months Ended December 31,
(Dollars in millions)	2011	2010
Cash flows from operating activities:
Net income	$1,348	$1,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,552	2,591
Recognition of deferred income	(896)	(929)
Provision for credit losses	(136)	(479)
Amortization of deferred costs	434	285
Foreign currency and other adjustments to the carrying value of debt, net	(1,056)	1,459
Net loss (gain) from sale of marketable securities	27	(40)
Net change in:
Restricted cash	107	(267)
Derivative assets	237	(745)
Other assets (Note 9) and accrued income	87	64
Deferred income taxes	812	899
Derivative liabilities	(122)	(285)
Other liabilities	25	179
Net cash provided by operating activities	3,419	4,197
Cash flows from investing activities:
Purchase of investments in marketable securities	(6,275)	(3,212)
Proceeds from sales of investments in marketable securities	1,475	1,490
Proceeds from maturities of investments in marketable securities	4,396	1,063
Acquisition of finance receivables (excluding wholesale)	(16,557)	(17,478)
Collection of finance receivables (excluding wholesale)	16,665	16,262
Net change in wholesale receivables	657	(942)
Acquisition of investments in operating leases	(5,572)	(7,888)
Disposals of investments in operating leases	4,070	4,089
Advances to affiliates (Note 15)	(2,386)	(1,892)
Repayments from affiliates (Note 15)	2,066	1,525
Other, net	(12)	(20)
Net cash used in investing activities	(1,473)	(7,003)
Cash flows from financing activities:
Proceeds from issuance of debt	11,272	13,999
Payments on debt	(13,026)	(12,382)
Net change in commercial paper	1,246	1,393
Advances from affiliates (Note 15)	6	16
Repayments to affiliates (Note 15)	(7)	-
Dividends paid to TFSA (Note 15)	(741)	(266)
Net cash (used in) provided by financing activities	(1,250)	2,760
Net increase (decrease) in cash and cash equivalents	696	(46)
Cash and cash equivalents at the beginning of the period	6,830	4,343
Cash and cash equivalents at the end of the period	$7,526	$4,297
Supplemental disclosures:
Interest paid	$1,219	$1,322
Income taxes (received) paid, net	$(114)	$44
Non-cash financing:
Capital contribution for stock based compensation	$1	$-

See accompanying Notes to Consolidated Financial Statements.
Certain prior period amounts have been reclassified to conform to current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three and nine months ended December 31, 2011 and 2010 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three and nine months ended December 31, 2011 do not necessarily indicate the results which may be expected for the full fiscal year.

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

Summary of Significant Accounting Policies

Troubled Debt Restructurings

A troubled debt restructuring occurs when an account is modified through a concession to a borrower experiencing financial difficulty.  An account modified under a troubled debt restructuring is considered to be impaired.

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

Dealer Products Portfolio Segment

Troubled debt restructurings in the dealer products portfolio segment are specifically identified as impaired and a specific reserve is assessed based on discounted cash flows, the loan’s observable market price, or the fair value of the underlying collateral if the loan is collateral dependent.

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

New Accounting Guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the disclosure about offsetting assets and liabilities.  The disclosure requirements of this guidance are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on a company’s financial position.  Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the balance sheet.  The guidance retains the current U.S. GAAP model that allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party, where rights of set-off are only available in the event of default or bankruptcy.  However, the guidance adds new disclosure requirements to improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received.  The accounting guidance is effective for us on April 1, 2013.  We are evaluating the effect that adoption of this guidance will have on our consolidated financial statements.

In June 2011, the FASB issued accounting guidance that requires entities to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements. Additionally, this guidance requires that items reclassified from accumulated other comprehensive income to net income be separately presented within their respective components of net income and comprehensive income.  This guidance does not change the items that must be reported in comprehensive income or when an item in other comprehensive income must be reclassified to net income.  In December 2011, the FASB issued additional guidance that defers the changes that relate to the presentation of reclassification adjustments.  The guidance is effective for us on April 1, 2012.  The adoption of this guidance will not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued accounting guidance on fair value measurement and disclosure requirements.  The guidance generally clarifies the application of existing requirements on topics including the concepts of highest and best use and valuation premise, measuring the fair value of instruments classified in shareholder’s equity, and disclosing quantitative information about the unobservable inputs used in the measurement of instruments categorized within Level 3 of the fair value hierarchy.  Additionally, the guidance includes changes on topics such as measuring the fair value of financial instruments that are managed within a portfolio and additional disclosure for fair value measurements categorized within Level 3 of the fair value hierarchy.  This accounting guidance is effective for us January 1, 2012.  This guidance will not have a material impact on our consolidated financial condition and results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data (Continued)

In April 2011, the FASB issued accounting guidance on repurchase agreements that removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  It also removes the collateral maintenance guidance related to this criterion.  This accounting guidance is effective for us January 1, 2012.  This guidance will not have a material impact on our consolidated financial condition and results of operations.

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

Cash Equivalents

Cash equivalents include money market instruments, debt securities and certificates of deposits, which represent highly liquid investments with maturities of three months or less at purchase and are subject to an insignificant risk of change in value due to interest rate, market price, or penalty on withdrawal.  We classify cash equivalents within Level 1 of the valuation hierarchy.

Investments in Marketable Securities

The marketable securities portfolio consists of debt and equity securities.  We use the quoted prices of identical securities for all U.S. government securities and actively exchange-traded equity mutual funds.  We classify these securities in Level 1 of the valuation hierarchy.

If quoted market prices are not available for specific securities, or the investment is not actively traded, then we may estimate the value of such instruments using observed transaction prices, independent pricing services, and either internally or externally developed pricing models or discounted cash flows.  If independent pricing services are used, we validate the prices provided with other independent valuation sources.  Where there is limited market activity or less transparency around inputs to the valuation model for certain collateralized mortgage and debt obligations, asset-backed securities, and high-yield debt securities, the determination of fair value may require benchmarking yields to that of similar instruments or analyzing default rates.  In addition, asset-backed securities may be valued based on external prices or market spreads, using current market assumptions on prepayment speeds and default rates. For certain other asset-backed securities where the external price is not observable, we may incorporate the deal collateral performance and tranche level attributes into our valuation analysis.  These securities are classified in Level 2 of the valuation hierarchy.

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

Derivatives

As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter for valuation purposes.  All of our derivative counterparties to which we had credit exposure at December 31, 2011 were assigned investment grade ratings by a credit rating organization.

We estimate the fair value of our derivatives using industry standard valuation models that require observable market inputs, including market prices, yield curves, credit curves, interest rates, foreign exchange rates, volatilities and the contractual terms of the derivative instruments.  For derivatives that trade in liquid markets, such as interest rate swaps, model inputs can generally be verified and do not require significant management judgment.  These derivative instruments are classified in Level 2 of the valuation hierarchy.

Certain other derivative transactions trade in less liquid markets with limited pricing information.  For such derivatives, key inputs to the valuation process include quotes from counterparties, and other market data used to corroborate and adjust values where appropriate.  Other market data includes values obtained from a market participant that serves as a third party pricing agent.  In addition, pricing is validated internally using valuation models to assess the reasonableness of changes in factors such as market prices, yield curves, credit curves, interest rates, foreign exchange rates and volatilities.  These derivative instruments are classified in Level 3 of the valuation hierarchy.

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

Finance Receivables

Our finance receivables are not carried at fair value on a recurring basis on the balance sheet.  In certain instances, for finance receivables for which there is evidence of impairment, we may measure impairment based on the loan’s observable market price, or the fair value of the underlying collateral if the loan is collateral dependent.  The fair values of impaired finance receivables based on the collateral value or market prices where available are reported at fair value on a nonrecurring basis.  We may consider additional adjustments to reflect current market conditions in estimating fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 2 – Fair Value Measurements (Continued)

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2011, by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

In instances where we meet the accounting guidance for set-off criteria, we elect to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist.

As of December 31, 2011
	Fair value measurements on a recurring basis
				Counterparty	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	netting & collateral	value
Cash equivalents	$7,271	$-	$-	$-	$7,271
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	30	47	-	-	77
Municipal debt securities	-	19	-	-	19
Certificates of deposit and commercial paper	-	2,680	-	-	2,680
Foreign government debt securities	-	3	-	-	3
Corporate debt securities	-	131	-	-	131
Mortgage-backed securities:
U.S. government agency	-	110	-	-	110
Non-agency residential	-	9	-	-	9
Non-agency commercial	-	26	-	-	26
Asset-backed securities	-	16	-	-	16
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	38	-	-	38
U.S. government sector fund	-	241	-	-	241
Municipal sector fund	-	20	-	-	20
Investment grade corporate sector fund	-	281	-	-	281
High-yield sector fund	-	34	-	-	34
Real return sector fund	-	231	-	-	231
Mortgage sector fund	-	633	-	-	633
Asset-backed securities sector fund	-	40	-	-	40
Emerging market sector fund	-	58	-	-	58
International sector fund	-	162	-	-	162
Equity mutual fund	401	-	-	-	401
Available-for-sale securities total	431	4,779	-	-	5,210
Derivative assets:
Foreign currency swaps	-	3,280	197	-	3,477
Interest rate swaps	-	489	11	-	500
Counterparty netting and collateral	-	-	-	(3,312)	(3,312)
Derivative assets total	-	3,769	208	(3,312)	665
Assets at fair value	7,702	8,548	208	(3,312)	13,146
Derivative liabilities:
Foreign currency swaps	-	(84)	(16)	-	(100)
Interest rate swaps	-	(980)	-	-	(980)
Counterparty netting and collateral	-	-	-	1,042	1,042
Derivative liabilities total	-	(1,064)	(16)	1,042	(38)
Embedded derivative liabilities	-	-	(43)	-	(43)
Liabilities at fair value	-	(1,064)	(59)	1,042	(81)
Net assets at fair value	$7,702	$7,484	$149	$(2,270)	$13,065

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

As of March 31, 2011
	Fair value measurements on a recurring basis
				Counterparty	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	netting & collateral	value
Cash equivalents	$6,771	$-	$-	$-	$6,771
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	37	58	-	-	95
Municipal debt securities	-	15	-	-	15
Certificates of deposit and commercial paper	-	2,206	-	-	2,206
Foreign government debt securities	-	5	-	-	5
Corporate debt securities	-	126	-	-	126
Mortgage-backed securities:
U.S. government agency	-	78	-	-	78
Non-agency residential	-	8	-	-	8
Non-agency commercial	-	17	-	-	17
Asset-backed securities	-	22	-	-	22
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	39	-	-	39
U.S. government sector fund	-	478	-	-	478
Municipal sector fund	-	18	-	-	18
Investment grade corporate sector fund	-	317	-	-	317
High-yield sector fund	-	35	-	-	35
Real return sector fund	-	76	-	-	76
Mortgage sector fund	-	639	-	-	639
Asset-backed securities sector fund	-	39	-	-	39
Emerging market sector fund	-	58	-	-	58
International sector fund	-	136	-	-	136
Equity mutual fund	415	-	-	-	415
Available-for-sale securities total	452	4,370	-	-	4,822
Derivative assets:
Foreign currency swaps	-	3,947	113	-	4,060
Interest rate swaps	-	270	20	-	290
Counterparty netting and collateral	-	-	-	(3,449)	(3,449)
Derivative assets total	-	4,217	133	(3,449)	901
Embedded derivative assets	-	-	1	-	1
Assets at fair value	7,223	8,587	134	(3,449)	12,495
Derivative liabilities:
Foreign currency swaps	-	(106)	(4)	-	(110)
Interest rate caps	-	(1)	-	-	(1)
Interest rate swaps	-	(923)	(3)	-	(926)
Counterparty netting and collateral	-	-	-	886	886
Derivative liabilities total	-	(1,030)	(7)	886	(151)
Embedded derivative liabilities	-	-	(52)	-	(52)
Liabilities at fair value	-	(1,030)	(59)	886	(203)
Net assets at fair value	$7,223	$7,557	$75	$(2,563)	$12,292

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

As of December 31, 2011, derivative assets were reduced by a counterparty credit valuation adjustment of $27 million and derivative liabilities were reduced by a non-performance credit valuation adjustment of $1 million. As of March 31, 2011, derivative assets were reduced by a counterparty credit valuation adjustment of $12 million and derivative liabilities were reduced by a non-performance credit valuation adjustment of $1 million.

The determination in classifying a financial instrument within Level 3 of the fair value hierarchy is based upon the significance of unobservable factors to the overall fair value measurement.  Transfers in and out of Level 3 for the three and nine months ended December 31, 2011 and 2010 are recognized at the end of their respective reporting periods.  There were no transfers between Level 1 and Level 2 securities during the three and nine months ended December 31, 2011 and 2010.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended December 31, 2011 and 2010:

Three Months Ended December 31, 2011

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Derivative instruments, net
				Total
	Interest	Foreign		derivative
	rate	currency	Embedded	assets
(Dollars in millions)	swaps	swaps	derivatives	(liabilities)
Fair value, October 1, 2011	$11	$180	$(46)	$145
Total gains/(losses)
Included in earnings	1	13	3	17
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	(1)	(12)	-	(13)
Transfers in to Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Fair value, December 31, 2011	$11	$181	$(43)	$149
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date	$1	$13	$(5)	$9

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Three Months Ended December 31, 2010

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
							Total net
	Available-for-sale						assets
	securities		Derivative instruments, net				(liabilities)
	Non-agency
	commercial	Available-				Total
	mortgage-	for-sale	Interest	Foreign		derivative
	backed	securities	rate	currency	Embedded	assets
(Dollars in millions)	securities	total	swaps	swaps	derivatives	(liabilities)
Fair value, October 1, 2010	$-	$-	$20	$125	$(49)	$96	$96
Total gains/(losses)
Included in earnings	-	-	(5)	12	(6)	1	1
Included in other comprehensive income	-	-	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	1	1	-	-	-	-	1
Issuances	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-
Settlements	-	-	(3)	(15)	-	(18)	(18)
Transfers in to Level 3	-	-	-	-	-	-	-
Transfers out of Level 3	-	-	-	(11)	-	(11)	(11)
Fair value, December 31, 2010	$1	$1	$12	$111	$(55)	$68	$69
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date			$(5)	$14	$(6)	$3	$3

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nine Months Ended December 31, 2011

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Derivative instruments, net
				Total
	Interest	Foreign		derivative
	rate	currency	Embedded	assets
(Dollars in millions)	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2011	$17	$109	$(51)	$75
Total gains/(losses)
Included in earnings	8	89	9	106
Included in other comprehensive income	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	(15)	(17)	-	(32)
Transfers in to Level 3	-	-	-	-
Transfers out of Level 3	1	-	(1)	-
Fair value, December 31, 2011	$11	$181	$(43)	$149
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date	$5	$88	$(13)	$80

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Nine Months Ended December 31, 2010

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
								Total net
	Available-for-sale							assets
	securities			Derivative instruments, net				(liabilities)
	Non-agency
	commercial		Available-				Total
	mortgage-	Asset-	for-sale	Interest	Foreign		derivative
	backed	backed	securities	rate	currency	Embedded	assets
(Dollars in millions)	securities	securities	total	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2010	$-	$3	$3	$16	$69	$(30)	$55	$58
Total gains/(losses)
Included in earnings	-	-	-	67	315	(25)	357	357
Included in other
comprehensive income	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	1	-	1	-	-	-	-	1
Issuances	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
Settlements	-	-	-	(36)	(59)	-	(95)	(95)
Transfers in to Level 3	-	-	-	-	-	-	-	-
Transfers out of Level 3	-	(3)	(3)	(35)	(214)	-	(249)	(252)
Fair value, December 31, 2010	$1	$-	$1	$12	$111	$(55)	$68	$69
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date				$13	$148	$(27)	$134	$134

Significant Changes to Level 3 Assets During the Period

Level 3 net assets, reported at fair value on a recurring basis increased $74 million and $4 million for the first nine months and third quarter of fiscal 2012.  The increase is primarily attributable to an increase in the fair value of derivative assets, specifically foreign currency derivatives, due to the strengthening of the Japanese yen against the U.S. dollar during the first nine months of the fiscal year ending March 31, 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances, for example, when there is evidence of impairment.  For these assets, we disclose the fair value on a nonrecurring basis and any changes in fair value during the reporting period.  Fair value measurements on a nonrecurring basis consisted of Level 3 net finance receivables within the dealer products portfolio segment individually evaluated for impairment of $155 million and $191 million as of December 31, 2011 and March 31, 2011, respectively.  The methods used to estimate the fair value of the underlying collateral depends on the specific class of finance receivable.  For finance receivables within the wholesale class of finance receivables, the collateral value is generally based on wholesale market value or liquidation value for new and used vehicles.  For finance receivables within the real estate class of finance receivables, the collateral value is generally based on appraisals from internal or external valuation sources.  For finance receivables within the working capital class of finance receivables, the collateral value is generally based on the expected liquidation value of the underlying dealership assets.

Nonrecurring Fair Value Changes

The total change in fair value of financial instruments measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statement of Income consisted of a gain on net finance receivables within the dealer products portfolio segment individually evaluated for impairment of $19 million and $4 million for the first nine months and third quarter of fiscal 2012 and $22 million for the first nine months of fiscal 2011.  There was no corresponding gain or loss for the third quarter of fiscal 2011.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 - Fair Value of Financial Instruments

The accounting guidance for financial instruments requires disclosure of the estimated fair value of certain financial instruments as well as the methods and significant assumptions used to estimate their fair value.  Financial instruments that are within the scope of this accounting guidance are included in the table below.

The following is a description of financial instruments for which the ending balances as of December 31, 2011 and March 31, 2011 are not carried at fair value in their entirety on the Consolidated Balance Sheet.

Finance Receivables

Finance receivables primarily consist of retail and dealer loans. The fair value of finance receivables is generally determined by valuing expected discounted cash flows. We estimate cash flows expected to be collected using contractual principal and interest cash flows adjusted for specific factors, such as prepayments, default rates, loss severity, credit scores, and collateral type. A securitization model is used for valuing retail loans, and utilizes quoted secondary market rates if available, or estimated market rates that incorporate management's best estimate of investor assumptions about the portfolio. For dealer loans, we generally use a discounted cash flow model based on market rates for equivalent portfolio bond ratings.

Commercial Paper

The carrying value of commercial paper issued is assumed to approximate fair value due to its short duration and generally negligible credit risk.  We validate this assumption using quoted market prices where available.

Unsecured Notes and Loans Payable

We use quoted market prices for debt when available.  Where quoted market prices are unavailable, fair value is estimated based on current market rates and credit spreads for debt with similar maturities.

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

The carrying value and estimated fair value of certain financial instruments at December 31, 2011 and March 31, 2011 were as follows:

	December 31, 2011		March 31, 2011
	Carrying		Carrying
(Dollars in millions)	value	Fair value	value	Fair value
Financial assets
Finance receivables, net	$56,971	$58,129	$57,460	$59,143

Financial liabilities
Commercial paper	$21,190	$21,190	$19,943	$19,943
Unsecured notes and loans payable	$45,686	$46,525	$46,713	$47,067
Secured notes and loans payable	$8,879	$8,885	$10,626	$10,633

Finance receivables are presented net of deferred costs, unearned income and the allowance for credit losses; the amount excludes related party transactions of $39 million at both December 31, 2011 and March 31, 2011 and direct finance leases of $209 million and $237 million at December 31, 2011 and March 31, 2011, respectively.

The carrying value of unsecured notes and loans payable represents the sum of unsecured notes and loans payable and carrying value adjustment.  Also included in unsecured notes and loans payable is $4.3 billion and $4.2 billion of loans payable to affiliates at December 31, 2011 and March 31, 2011, respectively, that are carried at amounts that approximate fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale (“AFS”).  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	December 31, 2011
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$75	$2	$-	$77
Municipal debt securities	17	2	-	19
Certificates of deposit and commercial paper	2,681	-	(1)	2,680
Foreign government debt securities	3	-	-	3
Corporate debt securities	126	6	(1)	131
Mortgage-backed securities:
U.S. government agency	105	5	-	110
Non-agency residential	9	-	-	9
Non-agency commercial	25	1	-	26
Asset-backed securities	16	-	-	16
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	39	-	(1)	38
U.S. government sector fund	248	-	(7)	241
Municipal sector fund	18	2	-	20
Investment grade corporate sector fund	260	21	-	281
High-yield sector fund	30	4	-	34
Real return sector fund	229	2	-	231
Mortgage sector fund	649	-	(16)	633
Asset-backed securities sector fund	37	3	-	40
Emerging market sector fund	60	1	(3)	58
International sector fund	142	20	-	162
Equity mutual fund	266	135	-	401
Total investments in marketable securities	$5,035	$204	$(29)	$5,210

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

	March 31, 2011
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$96	$1	$(2)	$95
Municipal debt securities	15	-	-	15
Certificates of deposit and commercial paper	2,205	1	-	2,206
Foreign government debt securities	5	-	-	5
Corporate debt securities	121	5	-	126
Mortgage-backed securities:
U.S. government agency	77	2	(1)	78
Non-agency residential	7	1	-	8
Non-agency commercial	17	-	-	17
Asset-backed securities	22	-	-	22
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	37	2	-	39
U.S. government sector fund	526	-	(48)	478
Municipal sector fund	18	-	-	18
Investment grade corporate sector fund	279	38	-	317
High-yield sector fund	27	8	-	35
Real return sector fund	77	-	(1)	76
Mortgage sector fund	644	-	(5)	639
Asset-backed securities sector fund	34	5	-	39
Emerging market sector fund	56	2	-	58
International sector fund	136	2	(2)	136
Equity mutual fund	259	156	-	415
Total investments in marketable securities	$4,658	$223	$(59)	$4,822

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

The fixed income mutual funds include investments in funds that are privately placed.  The total fair value of our investments in such funds was $1.7 billion and $1.8 billion at December 31, 2011 and March 31, 2011.  For each fund, cash redemption limits may apply to each 90 day period.

OTTI Securities

For the three and nine months ended December 31, 2011, unrealized losses for AFS debt securities deemed to be other-than-temporarily impaired were recognized in investment and other income, net and were not material to our Consolidated Statement of Income.  For the three and nine months ended December 31, 2010 there were no AFS debt or equity securities deemed to be other-than-temporarily impaired.

Unrealized Losses on Securities

The following table presents the fair value and gross unrealized losses of investments in marketable securities that had been in a continuous unrealized loss position for less than twelve consecutive months.  These unrealized losses are recorded in Accumulated Other Comprehensive Income:

	Less than 12 months as of
	December 31, 2011		March 31, 2011
	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses
Available-for-sale securities:
Debt instruments:
Corporate debt securities	$34	$(1)	$-	$-
Certificates of deposits &
commercial paper	1,517	(1)	-	-
U.S. government and agency
obligations	-	-	55	(2)
U.S. government agency mortgage-
backed securities	-	-	38	(1)
Equity instruments:
U.S. government sector fund	166	(2)	478	(48)
Short-term sector fund	31	(1)	-	-
Real return sector fund	-	-	76	(1)
Mortgage sector fund	633	(16)	639	(5)
Emerging market sector fund	47	(3)	-	-
International sector fund	-	-	109	(2)
Total investments in marketable
securities	$2,428	$(24)	$1,395	$(59)

At December 31, 2011 and March 31, 2011, total gross unrealized loss and fair value of investments that had been in a continuous unrealized loss position for 12 consecutive months or more were not material to our Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Investments in Marketable Securities (Continued)

Contractual Maturities and Yields

The contractual maturities of investments in marketable securities at December 31, 2011 are summarized in the following table.  Prepayments may cause actual maturities to differ from scheduled maturities.

	Due in 1 Year or		Due after 1 Year		Due after 5 Years
	Less		through 5 Years		through 10 Years		Due after 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair Value of Available-for-Sale Securities:
Debt instruments:
U.S. government and
agency obligations	$8	1.43%	$-	-%	$68	2.09%	$1	6.59%	$77	2.11%
Municipal debt securities	-	-	-	-	-	-	19	6.06	19	6.06
Certificates of deposit and
commercial paper	2,680	0.07	-	-	-	-	-	-	2,680	0.07
Foreign government debt
securities	-	-	3	2.93	-	-	-	-	3	2.93
Corporate debt
securities	8	5.02	62	4.33	51	5.37	10	6.02	131	4.87
Mortgage-backed securities:
U.S. government agency	-	-	-	-	5	4.81	105	4.06	110	4.09
Non-agency residential	-	-	-	-	-	-	9	7.40	9	7.40
Non-agency commercial	-	-	3	1.76	1	5.40	22	4.28	26	4.20
Asset-backed securities	-	-	7	2.36	3	0.99	6	1.09	16	1.71
Debt instruments total	2,696	0.09	75	4.01	128	3.51	172	4.50	3,071	0.58

Equity instruments:
Fixed income mutual funds									1,738	6.09
Equity mutual fund									401	3.21
Equity instruments total	-		-		-		-		2,139	5.55
Total fair value	$2,696	0.09%	$75	4.01%	$128	3.51%	$172	4.50%	$5,210	2.62%
Total amortized cost	$2,696		$74		$123		$164		$5,035

Yields are based on the amortized cost balances of securities held at December 31, 2011.  Yields are derived by aggregating the monthly result of interest and dividend income (including the effect of related amortization of premiums and accretion of discounts) divided by amortized cost.  Equity instruments do not have a stated maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at both December 31, 2011 and March 31, 2011.

Realized Gains and Losses on Sales of AFS Securities

Realized gains from the sale of AFS securities were $14 million and $2 million for the first nine months and third quarter of fiscal 2012, compared to gains of $58 million and $11 million for the same periods in fiscal 2011.  Realized losses from the sale of AFS securities were $41 million and $6 million for the first nine months and third quarter of fiscal 2012, compared to $18 million and $2 million for the same periods in fiscal 2011.

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

(Dollars in millions)	December 31, 2011	March 31, 2011
Retail receivables	$36,116	$34,951
Pledged retail receivables	9,911	11,546
Dealer financing	11,778	12,189
Recorded investment	57,805	58,686

Deferred origination costs	641	650
Unearned income	(719)	(846)
Allowance for credit losses
Retail and pledged retail receivables	(386)	(613)
Dealer financing	(122)	(141)
Total allowance for credit losses	(508)	(754)
Finance receivables, net	$57,219	$57,736

Finance receivables, net presented in the previous table includes direct finance leases of $209 million and $237 million at December 31, 2011 and March 31, 2011, respectively.

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

Individual borrower accounts for each of the two classes of finance receivables within the homogeneous portfolio segment (retail and commercial loans) are segregated into one of four aging categories based on the number of days outstanding.  The aging for each class of finance receivables is updated quarterly.

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

The tables below show the recorded investment for each credit quality indicator by class of finance receivable as of December 31, 2011 and March 31, 2011:

	Retail Loan		Commercial

(Dollars in millions)	December 31, 2011	March 31, 2011	December 31, 2011	March 31, 2011

Aging of finance receivables:
Current	$44,826	$45,351	$358	$416
30-59 days past due	643	562	13	15
60-89 days past due	135	108	4	5
90 days past due	47	39	1	1
Total	$45,651	$46,060	$376	$437

	Wholesale		Real Estate		Working Capital

(Dollars in millions)	December 31, 2011	March 31, 2011	December 31, 2011	March 31, 2011	December 31, 2011	March 31, 2011

Credit quality indicators:
Performing	$5,482	$6,073	$3,650	$3,409	$1,268	$1,088
Credit Watch	591	699	491	505	91	147
At Risk	50	78	142	148	4	13
Default	4	10	-	11	5	8
Total	$6,127	$6,860	$4,283	$4,073	$1,368	$1,256

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our recorded investment in impaired loans by class of finance receivable as of December 31, 2011 and March 31, 2011:

					Individually Evaluated
	Recorded Investment		Unpaid Principal Balance		Allowance
	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,
(Dollars in millions)	2011	2011 1	2011	2011 1	2011	2011

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$12	$19	$12	$19	$1	$3
Real estate	141	156	141	156	40	50
Working capital	8	18	8	18	7	14
Total	$161	$193	$161	$193	$48	$67

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$38	$62	$38	$62
Real estate	3	-	3	-
Working capital	1	3	1	3
Total	$42	$65	$42	$65

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$537	$581	$531	$573
Commercial	1	3	1	3
Total	$538	$584	$532	$576

Total impaired account balances:

Retail loan	$537	$581	$531	$573
Commercial	1	3	1	3
Wholesale	50	81	50	81
Real estate	144	156	144	156
Working capital	9	21	9	21
Total	$741	$842	$735	$834

1 Prior period amounts have been reclassified to conform to the current period presentation.

As of December 31, 2011 and March 31, 2011, all impaired finance receivables within the dealer products portfolio segment were on nonaccrual status and there were no charge-offs against the allowance for credit losses; therefore, the recorded investment in these finance receivables is equal to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net (Continued)

The following table summarizes the average recorded investment in impaired loans and the related interest income recognized by class of finance receivable for the three and nine months ended December 31, 2011 and 2010:

	Average Recorded Investment				Interest Income Recognized
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2011	20101	2011	20101	2011	20101	2011	20101

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$11	$18	$11	$18	$-	$-	$-	$1
Real estate	142	148	143	148	1	2	4	4
Working capital	8	15	8	14	-	-	-	-
Total	$161	$181	$162	$180	$1	$2	$4	$5

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$37	$47	$39	$47	$-	$1	$1	$2
Real estate	2	2	2	2	-	-	-	-
Working capital	1	3	1	3	-	-	-	-
Total	$40	$52	$42	$52	$-	$1	$1	$2

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$554	$591	$566	$566	$12	$12	$36	$38
Commercial	1	4	1	5	-	-	-	-
Total	$555	$595	$567	$571	$12	$12	$36	$38

Total impaired account balances:

Retail loan	$554	$591	$566	$566	$12	$12	$36	$38
Commercial	1	4	1	5	-	-	-	-
Wholesale	48	65	50	65	-	1	1	3
Real estate	144	150	145	150	1	2	4	4
Working capital	9	18	9	17	-	-	-	-
Total	$756	$828	$771	$803	$13	$15	$41	$45

1 Prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three and nine months ended December 31, 2011 is not significant for each class of finance receivables.  Troubled debt restructurings for these accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer, while accounts within the commercial class of finance receivables may consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings may include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  No troubled debt restructurings of accounts not under bankruptcy protection included forgiveness of principal during the three and nine months ended December 31, 2011.

We recognize finance receivables under bankruptcy protection within the retail loan and commercial classes as troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three and nine months ended December 31, 2011, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a payment default during either the three or nine months ended December 31, 2011, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following:

(Dollars in millions)	December 31, 2011	March 31, 2011
Vehicles	$23,811	$24,790
Equipment and other	876	842
	24,687	25,632
Deferred origination fees	(139)	(167)
Deferred income	(631)	(764)
Accumulated depreciation	(5,262)	(5,535)
Allowance for credit losses	(112)	(125)
Investments in operating leases, net	$18,543	$19,041

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2011	2010	2011	2010
Allowance for credit losses at beginning of period	$623	$1,189	$879	$1,705
Provision for credit losses	56	(176)	(136)	(479)
Charge-offs, net of recoveries	(59)	(103)	(123)	(316)
Allowance for credit losses at end of period	$620	$910	$620	$910

Charge-offs are shown net of $21 million and $99 million of recoveries for the three and nine months ended December 31, 2011, respectively, and $32 million and $105 million of recoveries for the three and nine months ended December 31, 2010, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses (Continued)

Allowance for Credit Losses and Recorded Investment in Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and recorded investment in finance receivables by portfolio segment for the three and nine months ended December 31, 2011 and 2010:

For the Three and Nine Months Ended December 31, 2011

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, October 1, 2011	$375	$11	$124	$510
Charge-offs	(68)	(1)	-	(69)
Recoveries	17	2	-	19
Provisions	53	(3)	(2)	48
Ending balance, December 31, 2011	$377	$9	$122	$508

Beginning balance, April 1, 2011	$595	$18	$141	$754
Charge-offs	(188)	(2)	-	$(190)
Recoveries	80	4	-	84
Provisions	(110)	(11)	(19)	(140)
Ending balance, December 31, 2011	$377	$9	$122	$508

Ending balance: Individually evaluated for impairment	$-	$-	$48	$48
Ending balance: Collectively evaluated for impairment	$377	$9	$74	$460

Gross Finance Receivables:

Ending balance, December 31, 2011	$45,651	$376	$11,778	$57,805
Ending balance: Individually evaluated for impairment	$-	$-	$203	$203
Ending balance: Collectively evaluated for impairment	$45,651	$376	$11,575	$57,602

Included in the ending balance of gross finance receivables collectively evaluated for impairment is approximately $537 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of December 31, 2011, as they are deemed to be insignificant for individual evaluation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses (Continued)

For the Three and Nine Months Ended December 31, 2010

(Dollars in millions)	Retail Loan1	Commercial1	Dealer Products1	Total1

Allowance for Credit Losses for Finance Receivables:

Beginning balance, October 1, 2010	$821	$27	$147	$995
Charge-offs	(115)	(2)	-	(117)
Recoveries	22	3	-	25
Provisions	(119)	(9)	1	(127)
Ending balance, December 31, 2010	$609	$19	$148	$776

Beginning balance, April 1, 2010	$1,236	$33	$211	$1,480
Charge-offs	(360)	(5)	-	$(365)
Recoveries	76	5	-	81
Provisions	(343)	(14)	(63)	(420)
Ending balance, December 31, 2010	$609	$19	$148	$776

Ending balance: Individually evaluated for
impairment	$-	$-	$69	$69
Ending balance: Collectively evaluated for
impairment	$609	$19	$79	$707

Gross Finance Receivables:1

Ending balance, December 31, 2010	$45,829	$467	$12,583	$58,879
Ending balance: Individually evaluated for
impairment	$-	$-	$235	$235
Ending balance: Collectively evaluated for
impairment	$45,829	$467	$12,348	$58,644

1 Prior period amounts have been reclassified to conform to the current period presentation.

Included in the ending balance of gross finance receivables collectively evaluated for impairment is approximately $596 million and $3 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of December 31, 2010, as they are deemed to be insignificant for individual evaluation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	December 31, 2011	March 31, 2011
Aggregate balances 60 or more days past due
Finance receivables	$189	$157
Operating leases	50	43
Total	$239	$200

Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.  Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and exclude accounts for which vehicles have been repossessed.

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of December 31, 2011 and March 31, 2011 for finance receivables that are past due:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past Due and Accruing

As of December 31, 2011

Retail Loan	$643	$135	$47	$825	$44,826	$45,651	$47
Commercial	13	4	1	18	358	376	1
Wholesale	-	-	-	-	6,127	6,127	-
Real estate	-	1	1	2	4,281	4,283	1
Working capital	-	-	-	-	1,368	1,368	-
Total	$656	$140	$49	$845	$56,960	$57,805	$49

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past due and Accruing

As of March 31, 2011

Retail Loan	$562	$108	$39	$709	$45,351	$46,060	$39
Commercial	15	5	1	21	416	437	1
Wholesale	24	4	-	28	6,832	6,860	-
Real estate	4	-	-	4	4,069	4,073	-
Working capital	1	-	-	1	1,255	1,256	-
Total	$606	$117	$40	$763	$57,923	$58,686	$40

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

Credit Risk Related Contingent Features

Certain of our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  These agreements require the transfer of collateral on either a monthly or daily basis depending on the counterparty.  Agreements which require monthly collateral exchanges contain provisions that lower the threshold at which that party would be required to post collateral to the other party upon specified downgrades in a party’s credit rating.  Under our agreements, which require daily transfers, the threshold for collateral transfers is zero.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at December 31, 2011 was $39 million, excluding embedded derivatives and adjustments made for our own non-performance risk. In the normal course of business, we posted $24 million of collateral with counterparties with which we were in a net liability position at December 31, 2011.  If our credit ratings were to have declined to “A+”, we would not have been required to post any additional collateral.  However, if our ratings were to have declined to “BBB+” or below, we would have been required to post $37 million of additional collateral to the counterparties with which we were in a liability position at December 31, 2011.  In order to settle all derivative instruments that were in a net liability position at December 31, 2011, excluding embedded derivatives and adjustments made for our own non-performance risk, we would have been required to pay $39 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 - Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at December 31, 2011 as reported in the Consolidated Balance Sheet:

	Hedge accounting		Non-hedge		Total
	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$465	$63	$19,800	$437	$20,265	$500
Foreign currency swaps	3,284	1,197	14,186	2,280	17,470	3,477
Total	$3,749	$1,260	$33,986	$2,717	$37,735	$3,977

Counterparty netting						(1,018)
Collateral held						(2,294)

Carrying value of derivative contracts – Other assets						$665

Other liabilities
Interest rate swaps	$-	$-	$46,471	$980	$46,471	$980
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	1,456	52	895	48	2,351	100
Embedded derivatives	-	-	140	43	140	43
Total	$1,456	$52	$47,556	$1,071	$49,012	$1,123

Counterparty netting						(1,018)
Collateral posted						(24)

Carrying value of derivative contracts – Other liabilities						$81

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the three and nine months ended December 31, 2011 and 2010 as reported in our Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2011	2010	2011	2010
Interest expense on debt1	$409	$486	$1,295	$1,476
Interest expense on hedge accounting derivatives1	(44)	(119)	(179)	(370)
Interest expense on non-hedge accounting foreign currency
swaps1	(87)	(97)	(306)	(264)
Interest expense on non-hedge accounting interest rate swaps1	139	192	492	625
Interest expense on debt and derivatives1	417	462	1,302	1,467

Loss (gain) on hedge accounting derivatives:
Interest rate swaps2	5	13	(9)	(9)
Foreign currency swaps2	134	(164)	40	(706)
Loss (gain) on hedge accounting derivatives	139	(151)	31	(715)
Less hedged item: change in fair value of fixed rate debt	(139)	140	(38)	692
Ineffectiveness related to hedge accounting derivatives2	-	(11)	(7)	(23)

Loss (gain) from foreign currency transactions and non-hedge accounting derivatives:
Loss (gain) on foreign currency transactions	113	436	(182)	1,264
(Gain) on foreign currency swaps2	(157)	(389)	(186)	(1,419)
(Gain) loss on interest rate swaps2	(210)	(264)	(158)	29
Total interest expense	$163	$234	$769	$1,318

1 Amounts represent net interest settlements and changes in accruals.
2 Amounts exclude net interest settlements and changes in accruals.

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2011	2010	2011	2010

Ineffectiveness related to hedge accounting derivatives	$4	$(1)	$9	$2
Loss on non-hedge accounting foreign currency swaps	(4)	3	3	8
Loss on non-hedge accounting interest rate swaps	1	-	3	2
Total credit valuation adjustment allocated to interest expense	$1	$2	$15	$12

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	December 31, 2011	March 31, 2011
Other assets:

Notes receivable from affiliates	$973	$653
Used vehicles held for sale	102	162
Deferred charges	130	179
Income taxes receivable	-	118
Derivative assets	665	902
Other assets	548	556
Total other assets	$2,418	$2,570

Other liabilities:

Unearned insurance premiums and contract revenues	$1,474	$1,521
Derivative liabilities	81	203
Accounts payable and accrued expenses	1,004	855
Deferred income	228	243
Other liabilities	260	320
Total other liabilities	$3,047	$3,142

The change in used vehicles held for sale of $60 million and $22 million at December 31, 2011 and December 31, 2010, respectively, includes non-cash activity.  The cash portion of the change is included in Investing Activities on the Consolidated Statement of Cash Flows.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	December 31,	March 31,	December 31,	March 31,
(Dollars in millions)	2011	2011	2011	2011
Commercial paper	$21,190	$19,943	0.35%	0.28%
Unsecured notes and loans payable	44,486	45,304	2.90%	3.33%
Secured notes and loans payable	8,879	10,626	0.75%	0.74%
Carrying value adjustment	1,200	1,409
Total debt	$75,755	$77,282	1.92%	2.13%

The commercial paper balance includes unamortized premium or discount.  Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premium or discount and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At December 31, 2011 and March 31, 2011, the carrying value of these foreign currency notes payable was $22.0 billion and $27.0 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into foreign currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Additionally, the carrying value of our unsecured notes and loans payable at December 31, 2011 included $17.4 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 6.0 percent and $28.3 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2011 included $14.1 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 6.0 percent and $32.6 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.3 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.5 percent to 1.9 percent at both December 31, 2011 and March 31, 2011.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 11 – Variable Interest Entities.  These notes are repayable only from collections on the underlying pledged receivables and related credit enhancements.

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.

As of December 31, 2011, our commercial paper had an average remaining maturity of 72 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

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

The assets of the consolidated securitization VIEs consisted of $9,911 million and $11,546 million in gross retail finance receivables at December 31, 2011 and March 31, 2011, respectively.  Net retail finance receivables, after consideration of deferred origination costs, unearned income and allowance for credit losses, were $9,742 million and $11,317 million as of December 31, 2011 and March 31, 2011, respectively.  In addition, TMCC held $598 million and $705 million in cash which represent collections from the underlying pledged receivables and certain reserve deposits held for the securitization trusts at December 31, 2011 and March 31, 2011, respectively.  We classified this cash as restricted cash on our consolidated balance sheet.  The liabilities of these consolidated VIEs consisted of $8,879 million and $10,626 million in secured debt, net of $548 million and $577 million of securities retained by TMCC, and $3 million and $3 million in other liabilities at December 31, 2011 and March 31, 2011.  The assets of the VIEs and the restricted cash held by TMCC serve as the sole source of repayment for the asset-backed securities issued by these entities.  Investors in the notes issued by the VIEs do not have recourse to TMCC’s general credit, with the exception of customary representation and warranty repurchase provisions and indemnities.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In March 2011, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement, a $5.0 billion three year syndicated bank credit facility pursuant to a Three Year Credit Agreement, and a $3.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2011 and March 31, 2011.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2012, we renewed a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents are contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $3.0 billion.  At December 31, 2011, prior to the renewal, the facility limit was $4.0 billion.  This revolving facility allows us to obtain term funding up to the renewal date.  Any portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of December 31, 2011, approximately $2.8 billion of this facility was utilized, including $378 million obtained during the first nine months of fiscal 2012.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.

Other Credit Agreements

TMCC has additional bank credit facilities.  As of December 31, 2011, TMCC has committed bank credit facilities of $1 billion that mature in fiscal 2013 and $650 million that mature in fiscal 2014.  An uncommitted bank credit facility in the amount of $500 million matures in fiscal 2013.  These agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2011 and March 31, 2011.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below. The maximum amounts under these commitments and guarantees are summarized in the table below:

	Maximum commitment amount as of
(Dollars in millions)	December 31, 2011	March 31, 2011
Commitments:
Credit facilities with vehicle and industrial equipment dealers	$6,561	$6,189
Minimum lease commitments	80	90
Total commitments	6,641	6,279
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total commitments and guarantees	$6,741	$6,379

Wholesale financing demand note facilities	$10,426	$9,422

At December 31, 2011 and March 31, 2011, amounts outstanding under credit facilities with vehicle and industrial equipment dealers were $5.5 billion and $5.2 billion, respectively, and were recorded in Finance receivables, net in the Consolidated Balance Sheet.  Minimum lease commitments include $46 million and $51 million in facilities lease commitments with affiliates at December 31, 2011 and March 31, 2011, respectively.  Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.  At December 31, 2011 and March 31, 2011, amounts outstanding under wholesale financing demand note facilities were $5.8 billion and $6.3 billion, respectively, and were recorded in Finance receivables, net in the Consolidated Balance Sheet.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies (Continued)

We are party to a 15-year lease agreement, which expires in 2018, with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At December 31, 2011, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above, are as follows: fiscal years ending March 31, 2012 - $4 million; 2013 - $18 million; 2014 - $15 million; 2015 - $12 million; 2016 - $11 million and thereafter - $20 million.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78,000 for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of December 31, 2011 and March 31, 2011.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of December 31, 2011, we determined that it is not probable that we will be required to make any material payments in the future.  As of December 31, 2011 and March 31, 2011, no amounts have been recorded under these indemnifications.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Commitments and Contingencies (Continued)

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  We believe, based on currently available information and established accruals, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our consolidated financial condition and results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Income Taxes

Our effective tax rate was 38 percent for the first nine months and third quarter of both fiscal 2012 and fiscal 2011.  Our provision for income taxes for the first nine months of fiscal 2012 was $828 million compared to $909 million for the same period in fiscal 2011.  This decrease in provision is consistent with the decrease in our income before tax for the first nine months of fiscal 2012 compared to the same period in fiscal 2011.

Tax-Related Contingencies

As of December 31, 2011, we remain under IRS examination for the fiscal years ended March 31, 2011 and March 31, 2012.  The IRS examination for the fiscal years ended March 31, 2007 through March 31, 2009 was concluded in the fourth quarter of fiscal 2011 resulting in a refund of $105 million plus interest, received during the first quarter of fiscal 2012.  The IRS examination for the fiscal year ended March 31, 2010 was concluded in the first quarter of fiscal 2012; there was no impact on our tax liability.

We periodically review our uncertain tax positions. Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended December 31, 2011, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets at December 31, 2011 were $2.4 billion compared to $2.5 billion at March 31, 2011, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts through fiscal year 2032. The total deferred tax liability at December 31, 2011, net of these deferred tax assets, was $5.2 billion compared with $4.4 billion at March 31, 2011.  Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Related Party Transactions

As of December 31, 2011, there were no material changes to our related party agreements or relationships as described in our fiscal 2011 Form 10-K, except as described below.  The tables below summarize amounts included in our Consolidated Statement of Income and Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2011	20101	2011	20101
Net financing revenues:
Manufacturers’ subvention support and other revenues	$233	$242	$719	$715
Credit support fees incurred	$(9)	$(9)	$(25)	$(26)
Foreign exchange loss on loans payable to affiliates	$(3)	$(35)	$(97)	$(162)
Interest expense on loans payable to affiliates	$(14)	$(12)	$(37)	$(36)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$54	$47	$163	$111

Investments and other income, net:
Interest earned on notes receivable from affiliates	$-	$1	$1	$3

Expenses:
Shared services charges and other expenses	$16	$95	$50	$239
Employee benefits expense	$-	$5	$20	$20

1 Prior period amounts have been reclassified to conform to current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Related Party Transactions (Continued)

(Dollars in millions)	December 31, 2011	March 31, 2011
Assets:
Investments in marketable securities
Investments in marketable securities	$1	$-

Finance receivables, net
Accounts receivable from affiliates	$20	$18
Direct finance receivables from affiliates	$4	$5
Notes receivable under home loan programs	$19	$21
Deferred retail subvention income from affiliates	$(628)	$(732)

Investments in operating leases, net
Leases to affiliates	$4	$5
Deferred lease subvention income from affiliates	$(629)	$(761)

Other assets
Notes receivable from affiliates	$973	$653
Other receivables from affiliates	$183	$157
Subvention support receivable from affiliates	$77	$109

Liabilities:
Debt
Loans payable to affiliates	$4,294	$4,197

Other liabilities
Unearned affiliate insurance premiums and
contract revenues	$295	$364
Accounts payable to affiliates	$172	$242
Notes payable to affiliate	$61	$61

Shareholder’s Equity:
Dividends paid	$741	$266
Stock based compensation	$2	$1

TMCC-BTB Loan Agreement

During October 2011, TMCC entered into an uncommitted loan finance agreement with Banco Toyota do Brasil (“BTB”) under which TMCC may make loans to BTB in amounts not to exceed $300 million.  The terms are determined at the time each loan is made based on business factors and market conditions.  Notes receivable from BTB at December 31, 2011 was $125 million.

TMCC-TFA Loan Agreement

During September 2011, TMCC entered into an uncommitted loan finance agreement with Toyota Finance Australia Limited (“TFA”) under which TMCC may make loans to TFA in amounts not to exceed $1 billion, and TFA may make loans to TMCC in amounts not to exceed $1 billion. The terms are determined at the time each loan is made based on business factors and market conditions.  Notes receivable from TFA at December 31, 2011 was $250 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 16 – Segment Information

Financial information for our reportable operating segments for the periods ended or at December 31, 2011 is summarized as follows (dollars in millions):

	Finance	Insurance	Intercompany
Fiscal 2012:	operations	operations	eliminations	Total
Three Months Ended December 31, 2011

Total financing revenues	$1,831	$-	$4	$1,835
Insurance earned premiums and contract revenues	-	154	(4)	150
Investment and other income	12	50	-	62
Total gross revenues	1,843	204	-	2,047

Less:
Depreciation on operating leases	844	-	-	844
Interest expense	163	-	-	163
Provision for credit losses	56	-	-	56
Operating and administrative expenses	170	38	-	208
Insurance losses and loss adjustment expenses	-	78	-	78
Provision for income taxes	232	34	-	266
Net income	$378	$54	$-	$432

Nine Months Ended December 31, 2011

Total financing revenues	$5,614	$-	$11	$5,625
Insurance earned premiums and contract revenues	-	464	(11)	453
Investment and other income	34	62	(3)	93
Total gross revenues	5,648	526	(3)	6,171

Less:
Depreciation on operating leases	2,498	-	-	2,498
Interest expense	772	-	(3)	769
Provision for credit losses	(136)	-	-	(136)
Operating and administrative expenses	503	114	-	617
Insurance losses and loss adjustment expenses	-	247	-	247
Provision for income taxes	768	60	-	828
Net income	$1,243	$105	$-	$1,348

Total assets at December 31, 2011	$88,688	$3,201	$(375)	$91,514

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,” “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2011 (“fiscal 2011”), Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and this quarterly report on Form 10-Q.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

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

Fiscal 2012 First Nine Months Operating Environment

During the first nine months of the fiscal year ending March 31, 2012 (“fiscal 2012”), economic growth continued at a slow pace in the United States (“U.S.”).  The U.S. economy remained fragile due to weakness in consumer confidence and spending and an elevated level of unemployment.  Home values remained depressed and commodity prices continued to fluctuate, negatively impacting household wealth. Headwinds in the global economy and sovereign debt challenges also continue to weigh on the U.S. economy.  While manufacturing production showed improvement during the first nine months of fiscal 2012 and the labor market showed some signs of improvement at the end of the third quarter of fiscal 2012, these trends were insufficient to offset weaknesses in the consumer sector.

Conditions in the global capital markets deteriorated and market volatility increased during the first nine months of fiscal 2012 compared to the same period in fiscal 2011 due to fiscal concerns in the U.S. and other global markets.  Concerns over potential European sovereign debt defaults and bank capital adequacy have contributed to market volatility.  Despite the challenging fixed income market conditions, we continue to maintain broad access to both domestic and international markets.  Deterioration in U.S. economic conditions, lack of meaningful progress in the U.S. fiscal and budget reform process, or U.S. or other major sovereign credit ratings downgrades could potentially have an adverse impact on market conditions in the future.

Industry-wide vehicle sales in the United States increased during the first nine months of fiscal 2012 as compared to the same period in the prior year while sales incentives throughout the auto industry decreased over the same period.  However, vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) decreased 11 percent in the first nine months of fiscal 2012 compared to the same period in fiscal 2011.  The decline in TMS sales was attributable to manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models and related parts supply that resulted from natural disasters occurring in Japan in March 2011 and in Thailand in October 2011.  During the third quarter of fiscal 2012, production of Toyota and Lexus vehicles returned to pre-disaster levels.  The reduction in the availability of new Toyota and Lexus vehicles negatively affected our financing volume, earning assets and revenues during the first nine months of fiscal 2012.  In response to the supply disruptions that began in March 2011, we implemented special programs designed to assist our retail customers and vehicle dealers.

Prices of used vehicles remained near an all-time high during the first nine months of fiscal 2012 primarily due to the low supply of used vehicles.  The reduction in the availability of new Toyota and Lexus vehicles had the effect of increasing demand for certain used Toyota and Lexus vehicles, which further supported the favorable trend in used Toyota and Lexus vehicle values.  The combination of low used vehicle supply and reduced availability of new Toyota and Lexus vehicles also favorably impacted our credit losses, and contributed to lower lease return rates and per unit loss severity during the first nine months of fiscal 2012.

RESULTS OF OPERATIONS

Fiscal 2012 Summary

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2011	2010	2011	2010
Net income:
Finance operations1	$378	$525	$1,243	$1,274
Insurance operations1	54	101	105	191
Total net income	$432	$626	$1,348	$1,465

1 Refer to Note 16 - Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Our consolidated net income was $1,348 million and $432 million for the first nine months and third quarter of fiscal 2012, compared with $1,465 million and $626 million for the same periods in fiscal 2011.  Our consolidated results for the first nine months and third quarter of fiscal 2012 decreased as compared to the same periods in fiscal 2011 primarily due to decreases in total financing revenue and investment and other income, partially offset by decreases in interest expense and operating and administrative expenses.  Our consolidated results were also affected by a decrease in our benefit from credit losses for the first nine months of fiscal 2012 and an increase in our provision for credit losses for the third quarter of fiscal 2012 as compared to the same periods in the prior fiscal year.

Our overall capital position, including the payment of a $741 million dividend in September of 2011 to TFSA, increased by $0.6 billion, bringing total shareholder’s equity to $7.5 billion at December 31, 2011, as compared to $6.9 billion at March 31, 2011.  Our debt decreased to $75.8 billion at December 31, 2011 from $77.3 billion at March 31, 2011.  We experienced an improvement in our debt-to-equity ratio to 10.1 at December 31, 2011 from 11.3 at March 31, 2011.

Finance Operations

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2011	2010	Change	2011	2010	Change
Financing revenues:
Operating lease	$1,160	$1,236	(6)%	$3,542	$3,652	(3)%
Retail1	582	689	(16)%	1,818	2,139	(15)%
Dealer	89	92	(3)%	254	271	(6)%
Total financing revenues	1,831	2,017	(9)%	5,614	6,062	(7)%

Depreciation on operating
leases	844	872	(3)%	2,498	2,507	-%
Interest expense	163	235	(31)%	772	1,323	(42)%
Net financing revenues	824	910	(9)%	2,344	2,232	5%

Provision for credit losses	56	(176)	(132)%	(136)	(479)	(72)%

Net income from financing
operations	$378	$525	(28)%	$1,243	$1,274	(2)%

1 Includes direct finance lease revenues.

Our finance operations reported net income of $1,243 million and $378 million for the first nine months and third quarter of fiscal 2012, compared to $1,274 million and $525 million for the same periods in fiscal 2011.  The decrease in net income was primarily due to decreases in total financing revenues, partially offset by declines in interest expense and operating and administrative expenses.  Our consolidated results were also affected by a decrease in our benefit from credit losses for the first nine months of fiscal 2012 and an increase in our provision for credit losses for the third quarter of fiscal 2012 as compared to the same periods in the prior fiscal year.

Financing Revenues

Total financing revenues decreased 7 percent and 9 percent during the first nine months and third quarter of fiscal 2012 as compared to the same period in fiscal 2011 due to the following factors:

•
Operating lease revenues decreased 3 percent and 6 percent in the first nine months and third quarter of fiscal 2012, as compared with the same periods in fiscal 2011, primarily due to a decrease in portfolio yields partially offset by a higher average outstanding earning asset balance.

•
Retail contract revenues decreased 15 percent and 16 percent in the first nine months and third quarter of fiscal 2012, as compared with the same periods in fiscal 2011, primarily due to a decrease in portfolio yields.

•
Dealer financing revenues decreased 6 percent and 3 percent in the first nine months and third quarter of fiscal 2012, as compared with the same periods in fiscal 2011, primarily due to lower average outstanding earning asset balances.

Our total finance receivables portfolio yield was 4.9 percent and 4.7 percent during the first nine months and third quarter of fiscal 2012 compared to 5.6 percent and 5.4 percent for the same periods in fiscal 2011 due primarily to decreases in our retail portfolio yields.

Depreciation on Operating Leases

Depreciation on operating leases remained consistent during the first nine months and decreased 3 percent during the third quarter of fiscal 2012, as compared to the same periods in fiscal 2011.  The decrease in depreciation was attributable to a 4 percent decrease in average operating lease units outstanding and the effect of strong used vehicle values.  Improvements in used vehicle values, due primarily to lower used vehicle supply, resulted in an increase to the estimated end-of-term residual values of the existing portfolio.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2011	2010	2011	2010
Interest expense on debt1	$409	$486	$1,295	$1,476
Interest expense on derivatives1,2	8	(24)	7	(9)
Interest expense on debt and derivatives	417	462	1,302	1,467

Ineffectiveness related to hedge accounting derivatives3	-	(11)	(7)	(23)
Loss (gain) on foreign currency transactions	113	436	(182)	1,264
(Gain) on foreign currency swaps3	(157)	(389)	(186)	(1,419)
(Gain) loss on interest rate swaps3	(210)	(264)	(158)	29
Total interest expense4	$163	$234	$769	$1,318

1 Amounts represent net interest settlements and changes in accruals.
2 Includes both hedge and non-hedge accounting derivatives.
3 Amounts exclude net interest settlements and changes in accruals.
4  Excludes $3 million of interest on intercompany bonds held by our insurance operations for the first nine months of fiscal 2012.  There was no interest on intercompany bonds held by our insurance operations for the third quarter of fiscal 2012 as the bonds are no longer outstanding.  Excludes $5  million and $1 million of interest on intercompany bonds held by our insurance operations for the first nine months and third quarter of fiscal 2011, respectively.  Refer to Note 16 – Segment Information of the Notes to
   Consolidated Financial Statements for further information.

Total interest expense decreased from $1,318 million and $234 million during the first nine months and third quarter of fiscal 2011, respectively, to $769 million and $163 million during the same periods of fiscal 2012.  The reduction in interest expense resulted primarily from net valuation gains that occurred as a result of a decline in swap rates during the second and third quarters of fiscal 2012.

Interest expense on debt primarily represents interest due on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt decreased to $1,295 million and $409 million during the first nine months and third quarter of fiscal 2012, respectively, from $1,476 million and $486 million in the same periods in fiscal 2011 primarily as a result of lower contractual interest rates on debt.

Interest expense on derivatives represents net interest settlements and accruals on interest rate and foreign currency derivatives.  During the first nine months and third quarter of fiscal 2012, we recorded net expense of $7 million and $8 million, respectively, compared to net income of $9 million and $24 million during the same periods of fiscal 2011.  The increase in interest expense on derivatives during the third quarter of fiscal 2012 compared to fiscal 2011 resulted primarily from lower average receive rates on interest rate and currency swaps used to economically hedge fixed rate debt.

Gain or loss on foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use foreign currency swaps and foreign currency forwards to economically hedge these foreign currency transactions.  During the first nine months and third quarter of fiscal 2012, we recorded combined gains of $368 million and $44 million on foreign currency transactions and the associated foreign currency swaps, as compared to gains of $155 million and losses of $47 million during the same periods in fiscal 2011.  The increase in net gains primarily resulted from declines in foreign currency swap rates during fiscal 2012.

We recorded gains of $158 million and $210 million on non-hedge accounting interest rate swaps during the first nine months and third quarter of fiscal 2012 compared to losses of $29 million and gains of $264 million during the same periods of fiscal 2011.   The net gains on these swaps primarily resulted from a decline in long-term swap rates during fiscal 2012.

Provision for Credit Losses

We recorded a benefit from credit losses of $136 million and a provision for credit losses of $56 million for the first nine months and third quarter of fiscal 2012, respectively, compared to a benefit from credit losses of $479 million and $176 million for the same periods of fiscal 2011.  The benefit from credit losses for the first nine months of fiscal 2012 was attributable to low levels of per unit loss severity, delinquencies, default frequency and net charge-offs in our consumer portfolio.  These factors had a lesser impact in the second and third quarters of fiscal 2012 and were not significant enough to offset charge-offs.  As a result, we recorded a provision for credit losses of $56 million for the third quarter of fiscal 2012.

Despite some softening in the latter part of the second quarter of fiscal 2012, used vehicle prices remained near an all-time high during the first nine months and third quarter of fiscal 2012.  The elevated price levels were driven primarily by the low supply of used vehicles, which contributed to lower loss severity as compared to the same periods in fiscal 2011.  In addition, the overall credit quality of our consumer portfolio in the first nine months and third quarter of fiscal 2012 continued to benefit from our ongoing focus on purchasing practices and collection efforts.  As a result, our net charge-offs improved during the first nine months and third quarter of fiscal 2012 as compared to the same periods in fiscal 2011.  Our delinquencies at December 31, 2011 also improved compared to delinquencies at December 31, 2010 despite a slight increase from March 31, 2011, reflecting typical seasonal patterns.

The favorable trends in per unit loss severity, delinquencies, default frequency and net charge-offs that contributed to the benefit from credit losses for the first nine months of fiscal 2012 reflect patterns of credit behavior different from our historical patterns.  Accordingly, there can be no assurance that these favorable trends will continue.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2011	2010	Change	2011	2010	Change
Agreements (units in thousands)
Issued	319	635	(50)%	1,001	1,801	(44)%
In force	6,357	6,121	4%	6,357	6,121	4%
Insurance earned premiums and
contract revenues	$154	$147	5%	$464	$413	12%
Investment and other income	$50	$109	(54)%	$62	$178	(65)%
Gross revenues from insurance
operations	$204	$256	(20)%	$526	$591	(11)%
Insurance losses and loss
adjustment expenses	$78	$61	28%	$247	$177	40%
Insurance dealer back-end
program expenses	$22	$23	(4)%	$65	$64	2%
Net income from insurance
operations	$54	$101	(47)%	$105	$191	(45)%

Our insurance operations reported net income of $105 million and $54 million during the first nine months and third quarter of fiscal 2012, respectively, compared to $191 million and $101 million during the same periods in fiscal 2011.  The decreases in net income for the first nine months and third quarter of fiscal 2012 compared to the same periods in fiscal 2011 were attributable to a decrease in investment and other income, and an increase in insurance loss and loss adjustment expenses, partially offset by an increase in insurance earned premiums and contract revenues.

Agreements issued decreased by 44 percent and 50 percent during the first nine months and third quarter of fiscal 2012 compared to the same periods in fiscal 2011.  The decrease was primarily due to the discontinuation of affiliate agreements issued in support of special TMS sales and customer loyalty programs in January 2011.

Insurance earned premiums and contract revenues are affected by sales volume as well as the level, age, and mix of agreements in force.  Agreements in force represent active insurance policies written and contracts issued.  Insurance earned premiums and contract revenues represent revenues from the agreements in force.

Our insurance operations reported insurance earned premiums and contract revenues of $464 million and $154 million during the first nine months and third quarter of fiscal 2012, respectively, compared to $413 million and $147 million during the same periods in fiscal 2011.  The increase in insurance earned premiums and contract revenues was primarily due to the level and age of agreements in force due to special TMS sales and customer loyalty programs issued during fiscal 2011 and still in force during fiscal 2012.

Our insurance operations reported investment and other income of $62 million and $50 million during the first nine months and third quarter of fiscal 2012, respectively, compared to $178 million and $109 million during the same periods in fiscal 2011.  Investment and other income consists primarily of investment income on marketable securities.  The decrease in investment and other income was primarily due to higher net realized losses from the sale of securities and lower interest and dividend income received.  Refer to “Investment and Other Income” below for a more detailed discussion on our consolidated investment portfolio.

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

Our insurance operations reported $247 million and $78 million of insurance losses and loss adjustment expenses during the first nine months and third quarter of fiscal 2012 compared to $177 million and $61 million during the same periods in fiscal 2011.  The increase in insurance losses and loss adjustment expenses is primarily due to higher claim frequency and severity experienced in our prepaid vehicle maintenance programs.

Insurance dealer back-end program expenses are incentives or expense reduction programs we provide to dealers based on their sales volume or underwriting performance.  Insurance dealer back-end program expenses remained relatively flat during the first nine months and third quarter of fiscal 2012 compared to the same periods in fiscal 2011.

Investment and Other Income

The following table summarizes the components of our consolidated investment and other income:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2011	2010	2011	2010
Interest and dividend income on marketable securities	$58	$102	$98	$145
Realized (loss) gains on marketable securities	(4)	10	(27)	41
Other income	8	6	22	21
Total investment and other income, net	$62	$118	$93	$207

Interest and dividend income on marketable securities decreased during the first nine months and third quarter of fiscal 2012 due to lower annual dividends received on marketable securities as compared to the same periods in the prior year.

We reported realized losses on marketable securities of $27 million and $4 million during the first nine months and third quarter of fiscal 2012 compared to gains of $41 million and $10 million for the same periods in the prior year.  The losses were primarily due to losses recognized on equity securities sold during the second and third quarter of fiscal 2012.

Operating and Administrative Expenses

The following table summarizes our operating and administrative expenses:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(Dollars in millions)	2011	2010	Change	2011	2010	Change
Employee expenses	$84	$80	5%	$254	$250	2%
Operating expenses	102	175	(42)%	298	471	(37)%
Insurance dealer back-end
program expenses	22	23	(4)%	65	64	2%
Total operating and
administrative expenses	$208	$278	(25)%	$617	$785	(21)%

Operating expenses decreased during the first nine months and third quarter of fiscal 2012 compared to the same periods in fiscal 2011 due to decreases in shared affiliate expenses for sales and marketing activities.  Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements and the corresponding note in our Annual Report on Form 10-K for fiscal 2011 for further information.

Provision for Income Taxes

Our provision for income taxes for the first nine months and third quarter of fiscal 2012 was $828 million and $266 million compared to $909 million and $387 million for the same periods in fiscal 2011.  Our effective tax rate was 38 percent for the first nine months and third quarter of both fiscal 2012 and fiscal 2011.  The change in our provision for income taxes is broadly consistent with the change in operating income in the first nine months and third quarter of fiscal 2012 compared to the same periods in fiscal 2011.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
(units in thousands):	2011	2010	Change	2011	2010	Change
TMS new sales volume1	349	355	(2)%	961	1,077	(11)%

Vehicle financing volume2
New retail contracts	133	129	3%	414	472	(12)%
Used retail contracts	70	88	(20)%	249	274	(9)%
Lease contracts	54	73	(26)%	177	277	(36)%
Total	257	290	(11)%	840	1,023	(18)%

TMS subvened vehicle financing volume
(units included in the above table):
New retail contracts	62	67	(7)%	202	296	(32)%
Used retail contracts	21	18	17%	56	54	4%
Lease contracts	46	59	(22)%	151	253	(40)%
Total	129	144	(10)%	409	603	(32)%

Market share:3
Retail contracts	37.8%	36.3%		42.9%	43.6%
Lease contracts	15.6%	20.5%		18.3%	25.7%
Total	53.4%	56.8%		61.2%	69.3%

1  Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 85% Toyota and 15% Lexus vehicles for the first nine months of fiscal 2012 and 83% Toyota, and 17%
   Lexus for the third quarter of fiscal 2012.  TMS new sales volume is comprised of approximately 85% Toyota and 15% Lexus vehicles for the first nine months ended of fiscal 2011 and 82% Toyota and 18% of Lexus vehicles for the third quarter of fiscal 2011.

2  Total financing volume is comprised of approximately 79% Toyota, 16% Lexus, and 5% non-Toyota/Lexus vehicles for the first nine months of fiscal 2012 and 78%
   Toyota, 17% Lexus, and 5% non-Toyota/Lexus vehicles for the third quarter of fiscal 2012.  Total financing volume is comprised of approximately 81% Toyota, 14%
   Lexus, and 5% non-Toyota/Lexus vehicles for the first nine months ended of fiscal 2011 and 79% Toyota, 16% Lexus, and 5% non-Toyota/Lexus vehicles for the third quarter of fiscal 2011.

3  Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is dependent upon TMS sales volume and subvention.  Natural disasters that occurred in Japan in March 2011 and Thailand in October 2011 caused manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models and parts.  As a result, vehicle sales by TMS decreased 11 percent for the first nine months of fiscal 2012 and 2 percent for the third quarter of fiscal 2012 compared to the same periods in fiscal 2011.

Our financing volume and market share decreased in the first nine months and third quarter of fiscal 2012 compared to the same periods in fiscal 2011.  The lower level of volume was driven primarily by the decreased supply of new Toyota and Lexus vehicles and a lower level of TMS subvention programs.  The decreased market share was driven primarily by a lower level of TMS subvention programs.  TMS subvention levels declined as lower supply of new vehicles and new product launches by TMS decreased the need for subvention.

The composition of our net earning assets is summarized below:
			Percentage
(Dollars in millions)	December 31, 2011	March 31, 2011	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$45,562	$45,688	-%
Dealer financing, net	11,657	12,048	(3)%
Total finance receivables, net	57,219	57,736	(1)%
Investments in operating leases, net	18,543	19,041	(3)%
Net earning assets	$75,762	$76,777	(1)%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers2	987	975	1%
Vehicle dealers outside of the
Toyota/Lexus dealer network	498	470	6%
Industrial equipment dealers	138	139	(1)%
Total number of dealers receiving
wholesale financing	1,623	1,584	2%

Dealer inventory financed (units in thousands)	225	253	(11)%

1  Includes direct finance leases.
2  Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our overall new and used retail contract volume decreased during the first nine months of fiscal 2012 as compared to the same period in fiscal 2011.  Much of the decrease was attributable to a decrease in overall TMS vehicle sales and subvention.  While average outstanding balances increased during the first nine months of fiscal 2012 as compared to the same period in fiscal 2011, retail finance receivables, net at December 31, 2011 remained consistent as compared to the balance at March 31, 2011, as the dollar volume of vehicle financing offset portfolio liquidations.

Lease Contract Volume and Earning Assets

Our overall vehicle lease contract volume during the first nine months of fiscal 2012 decreased as compared to the same period in fiscal 2011.  Vehicle lease contract volume is affected by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.  Much of the decrease during the first nine months of fiscal 2012 was attributable to a decrease in TMS sales and subvention levels.  Our investment in operating leases, net decreased slightly at December 31, 2011 as compared to the balance at March 31, 2011 due to lower contract volume.

Dealer Financing and Earning Assets

Dealer financing, net decreased 3 percent from March 31, 2011, primarily due to decreases in dealer inventory.  The lower level of dealer inventory was attributable to manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models that resulted from natural disasters occurring in Japan in March 2011 and Thailand in October 2011.  The total number of dealers receiving financing remained relatively stable as compared to March 31, 2011.

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

Depreciation on Operating Leases

	Three Months Ended			Nine Months Ended
	December 31,		Percentage	December 31,		Percentage
	2011	2010	Change	2011	2010	Change
Depreciation on operating
leases (dollars in millions)	$844	$872	(3)%	$2,498	$2,507	-%
Average operating lease units
outstanding (in thousands)	775	805	(4)%	784	780	1%

Depreciation expense on operating leases remained consistent during the first nine months and third quarter of fiscal 2012 as compared to the same periods of fiscal 2011, primarily because the total number of operating lease units outstanding remained relatively consistent over those periods.  Depreciation expense can also be affected by changes in the used vehicle market because used vehicle market trends are a significant factor in estimating end-of-term market values.  Used vehicle values remained near an all-time high during the first nine months of fiscal 2012; however, sustainability of these levels is uncertain.

Credit Risk

Credit Loss Experience

The overall credit quality of our consumer portfolio in the first nine months and third quarter of fiscal 2012 continued to benefit from our focus on purchasing practices and collection efforts.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have better credit quality than non-subvened contracts.  These factors, combined with strong used vehicle values, contributed to decreased levels of default, delinquency and net charge-offs during the first nine months of fiscal 2012 as compared to the same period in fiscal 2011.

	December 31,	March 31,	December 31,
	2011	2011	2010
Net charge-offs as a percentage of average gross earning assets 1
Finance receivables	0.24%	0.61%	0.65%
Operating leases	0.11%	0.22%	0.24%
Total	0.21%	0.52%	0.55%

Default frequency as a percentage of outstanding contracts	1.40%	2.11%	2.50%
Average loss severity per unit	$5,841	$7,110	$7,329

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets 2
Finance receivables 3	0.33%	0.27%	0.43%
Operating leases 3	0.27%	0.23%	0.38%
Total	0.31%	0.26%	0.42%

1 Net charge-off ratios have been annualized using nine month results for the periods ended December 31, 2011 and December 31, 2010.
2 Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3 Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Default frequency as a percentage of average outstanding contracts decreased to 1.40 percent during the first nine months of fiscal 2012 compared to 2.50 percent during the same period in fiscal 2011.  Our continued focus on purchasing practices and collection efforts has contributed to the improvement in default frequency.  Strong used vehicle prices also positively affected default frequency as some customers, who otherwise may have defaulted, were able to sell their vehicles in order to pay off their finance contracts.  In addition, we experienced lower loss severity as prices of used vehicles remained near an all time high and positively affected net loss per charged-off unit during the first nine months of fiscal 2012.

The manufacturing disruptions and production suspensions resulting from the natural disasters that occurred in Japan in March 2011 and Thailand in October 2011 lowered the availability of new vehicles and further supported used vehicle values.  As a result, our level of net charge-offs for the first nine months and third quarter of fiscal 2012 decreased significantly compared with the same periods in the prior year.  Net charge-offs as a percentage of average gross earning assets decreased from 0.55 percent at December 31, 2010 to 0.21 percent at December 31, 2011.

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

The following table provides information related to our allowance for credit losses for the three and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(Dollars in millions)	2011	2010	2011	2010
Allowance for credit losses at beginning of period	$623	$1,189	$879	$1,705
Provision for credit losses	56	(176)	(136)	(479)
Charge-offs, net of recoveries	(59)	(103)	(123)	(316)
Allowance for credit losses at end of period	$620	$910	$620	$910

During the first nine months of fiscal 2012, our allowance for credit losses decreased $259 million from $879 million at March 31, 2011 to $620 million at December 31, 2011.  The decline in our allowance for credit losses was driven by improvements in per unit loss severity and default frequency.  The improvement in per unit loss severity was attributable to higher used vehicle values.  Prices of used vehicles remained near an all-time high during the first nine months of fiscal 2012 primarily due to the low supply of used vehicles.  In addition, the reduction in availability of new Toyota and Lexus vehicles resulting from the manufacturing disruptions caused by natural disasters in Japan in March of 2011 and Thailand in October 2011 increased demand for certain used Toyota and Lexus vehicles.  The increased demand further supported the favorable trend in used vehicle values.  Our continued focus on purchasing practices and collection efforts contributed to the improvement in default frequency and related delinquency trends.  Strong used vehicle prices also positively affected default frequency as some customers, who otherwise may have defaulted, were able to sell their vehicles in order to pay off their finance contracts.  As a result, our net charge-offs improved significantly during the first nine months of fiscal 2012 as compared to the same period in fiscal 2011.

During the third quarter of fiscal 2012, our allowance decreased $3 million from $623 million at September 30, 2011 to $620 million at December 31, 2011.  We continue to benefit from low levels of per unit loss severity, delinquencies, default frequency and net charge offs in the first nine months of fiscal 2012.   The benefit from these factors had a lesser impact in the second and third quarters of fiscal 2012 and was not significant enough to offset charge-offs.  As a result, we recorded a provision for credit losses of $56 million for the third quarter of fiscal 2012.

The favorable levels in our per unit loss severity, delinquencies, default frequency and net charge-offs reflect patterns of credit behavior different from our historical patterns and levels.  An unusual combination of factors including the low supply of used vehicles, the impact of the natural disasters occurring in Japan and Thailand, and an extended period of economic uncertainty have contributed to these trends.  We considered these factors as well as our historical seasonal patterns in establishing our allowance for credit losses at December 31, 2011.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	December 31, 2011	March 31, 2011
Commercial paper1	$21,190	$19,943
Unsecured notes and loans payable2	44,486	45,304
Secured notes and loans payable	8,879	10,626
Carrying value adjustment3	1,200	1,409
Total Debt	$75,755	$77,282

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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $9.1 billion to $11.1 billion with an average balance of $10.2 billion for the third quarter of fiscal 2012.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focused on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified five countries for which these conditions exist; Portugal, Ireland, Italy, Greece and Spain.  We do not currently have exposure to these or other European sovereign counterparties.  As of December 31, 2011, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  We also maintain a total of $18 billion in committed and uncommitted syndicated and bilateral credit facilities for our liquidity purposes.  As of December 31, 2011, less than 9 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $18.6 billion to $21.5 billion during the quarter ended December 31, 2011, with an average outstanding balance of $20.1 billion.  Our commercial paper programs are supported by the liquidity resources held by or available to us and the credit support discussed under the heading “Liquidity Facilities and Letters of Credit”.  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable at par value:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable5
Balance at March 31, 20111	$8,914	$22,312	$3,233	$8,969	$43,428
Issuances during the nine months
ended December 31, 2011	6,3122	6593	-	1,3004	8,271
Maturities and terminations
during the nine months
ended December 31, 2011	(1,994)	(5,749)	(386)	(150)	(8,279)
Balance at December 31, 20111	$13,232	$17,222	$2,847	$10,119	$43,420

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

2  MTNs and domestic bonds issued during fiscal 2012 had terms to maturity ranging from approximately 1 year to 20 years, and had interest rates at the time of issuance ranging from 0.6 percent to 3.4 percent.

3 EMTNs had terms to maturity ranging from approximately 2 years to 4 years, and had interest rates at the time of issuance ranging from 3.7 percent to 4.6 percent.
4 Consists of long-term borrowings, with terms to maturity ranging from approximately 1 year to 6 years, and had interest rates at the time of issuance ranging from 0.1 percent to 1.1 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2011, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion or the equivalent in other currencies, of which €32.4 billion was available for issuance at December 31, 2011.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

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

Amortizing Asset-backed Commercial Paper Conduits

We executed private securitization transactions of retail finance receivables with bank-sponsored multi-seller asset-backed conduits.  During the first nine months of fiscal 2012, these transactions provided us with approximately $1.8 billion in funding which will be repaid as the underlying finance receivables amortize.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated bank credit facilities with certain banks.

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In March 2011, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement, a $5.0 billion three year syndicated bank credit facility pursuant to a Three Year Credit Agreement, and a $3.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement.  The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of December 31, 2011 and March 31, 2011.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2012, we renewed a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents are contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $3.0 billion.  At December 31, 2011, prior to the renewal, the facility limit was $4.0 billion.  This revolving facility allows us to obtain term funding up to the renewal date.  Any portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of December 31, 2011, approximately $2.8 billion of this facility was utilized, including $378 million obtained during the first nine months of fiscal 2012.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Credit Agreements

TMCC has additional bank credit facilities.  As of December 31, 2011, TMCC has committed bank credit facilities of $1 billion that mature in fiscal 2013 and $650 million that mature in fiscal 2014.  An uncommitted bank credit facility in the amount of $500 million matures in fiscal 2013.  These agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of December 31, 2011 and March 31, 2011.

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

Our assets consist primarily of U.S. dollar-denominated, fixed-rate receivables.  Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  We use interest rate swaps and caps, executed on a portfolio basis, to manage the interest rate risk of these assets.  Our resulting asset-liability profile is consistent with the overall risk management strategy directed by the Asset-Liability Committee.  Gains and losses on these derivatives are recorded in interest expense in our Consolidated Statement of Income.

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

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	December 31, 2011	March 31, 2011
Derivative assets	$2,986	$3,476
Less: Collateral held, net1	(2,294)	(2,563)
Derivative assets, net of collateral	692	913
Less: Counterparty credit valuation adjustment	(27)	(12)
Derivative assets, net of collateral and credit adjustment	$665	$901

Embedded derivative assets	$-	$1

Derivative liabilities	$63	$152
Less: Collateral posted, net1	(24)	-
Derivative liabilities, net of collateral	39	152
Less: Our own non-performance credit valuation adjustment	(1)	(1)
Derivative liabilities, net of collateral
and non-performance credit valuation adjustment	$38	$151

Embedded derivative liabilities	$43	$52

1  Represents cash received or deposited under reciprocal collateral arrangements that we have entered into with certain derivative counterparties. Refer to the “Counterparty
   Credit Risk” section for more details.

The decrease in net derivative assets as of December 31, 2011 compared to March 31, 2011, are primarily the result of the strengthening of the U.S. dollar relative to certain other currencies in which our foreign currency swaps are denominated.  Refer to the “Interest Expense” section above for further discussion.

Counterparty Credit Risk

We manage counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivatives counterparties to which we had credit exposure at December 31, 2011 were assigned investment grade ratings by a credit rating organization.  In addition, we require counterparties that are or become rated BBB+ or lower to fully collateralize their net derivative exposures with us.  Our counterparty credit risk could be adversely affected by deterioration of the United States economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  We perform valuations of our position with each counterparty and transfer cash collateral on either a monthly or daily basis depending on the counterparty.  For the counterparties with monthly exchanges, that counterparty is required to transfer cash collateral in excess of a specified threshold to the counterparty if the market value of either counterparty’s net derivatives position exceeds the specified threshold.  In addition, if either party under an ISDA Master Agreement, in its reasonable opinion, believes there has been a material decline in the creditworthiness of the other party, it can call for more frequent collateral transfers.  For all counterparties with which we operate on a daily collateral exchange, the threshold for collateral transfers is zero, which significantly reduces counterparty credit risk exposure.  Under our ISDA Master Agreements, we are only obligated to exchange cash collateral.  Neither we nor our counterparties are required to hold the collateral in a segregated account.  Our collateral arrangements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, which are included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2011 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	December 31, 2011	March 31, 2011
Credit Rating
AA	$343	$497
A	345	379
BBB	4	37
Total net counterparty credit exposure1	$692	$913

1 Amounts exclude counterparty credit valuation adjustments of $27 million and $12 million at December 31, 2011 and March 31, 2011, respectively.

At December 31, 2011, we recorded a credit valuation adjustment of $27 million related to non-performance risk of our counterparties and a credit valuation adjustment of $1 million on our own non-performance risk.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2011, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

During the third quarter of fiscal 2012, the Company completed the implementation of a new loan origination system in our dealer sales and services offices.  This new system automates certain validations previously executed manually in the contract acquisition process.

There have been no other changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  We believe, based on currently available information and established accruals, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our consolidated financial condition and results of operations.

ITEM 1A.   RISK FACTORS

In addition to the information contained in this report, our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, the following risks may affect us.

The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition.

We have exposure to many different financial institutions, and we routinely execute transactions with counterparties in the financial industry.  Our debt, derivative and investment transactions, and our ability to borrow under committed and uncommitted credit facilities, could be adversely affected by the actions and commercial soundness of other financial institutions.  Deterioration of social, political, labor, or economic conditions in a specific country or region, such as current uncertainties relating to European sovereign and non-sovereign debt, may also adversely affect the ability of financial institutions, including our derivative counterparties and lenders, to perform their contractual obligations.  Financial institutions are interrelated as a result of trading, clearing, lending and other relationships, and as a result, financial and political difficulties in one country or region may adversely affect financial institutions in other jurisdictions, including those with which we have relationships.   The failure of any financial institutions and other counterparties to which we have exposure, directly or indirectly, to perform their contractual obligations, and any losses resulting from that failure, may materially and adversely affect our liquidity, operating results or financial condition.

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

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: February 8, 2012	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2012	By /S/ CHRIS BALLINGER

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

4.3(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(8)

4.3(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(9)

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

____________
(8)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema linkbase document	Filed Herewith