Form 10-K
period 2012-03-31
TOYOTA MOTOR CREDIT CORP
filed 2012-06-06
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Yes __    No  ☒

As of April 30, 2012, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Documents incorporated by reference:        None

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-K
For the fiscal year ended March 31, 2012

INDEX
PART I	.………………………………………………………………………………………..…..4
Item 1.	Business……………………………………………………………….…………………................….	4
Item 1A.	Risk Factors…………………………………………………………………….………….…….…….	15
Item 1B.	Unresolved Staff Comments……………………………………………………………………….....	21
Item 2.	Properties………………………………………………………………………………………….........	21
Item 3.	Legal Proceedings………………………………………………………………………………...……	21
Item 4.	Mine Safety Disclosures……………………………………………………………………….………	21

PART II	.……………………………………………………………………………………………21
Item 5.	Market for registrant's Common Equity, related Stockholder Matters and Issuer Purchases of Equity Securities………………………………………………………………………………………….........	21
Item 6.	Selected Financial Data……………………….……………………………………………………..	22
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations..………	24
Item 7A.	Quantitative and Qualitative Discloures About Market Risk………………………………………	60
Item 8.	Financial Statements and Supplementary Data……………………….………………………………	66
	Report of Independant Registered Public Accounting Firm.………………………………….…....	66
	Consolidated Statement of Income……………………………………….……………………........	67
	Consolidated Balance Sheet……………………………………………….………………..……....	68
	Consolidated Statement of Shareholder's Equity………………………….…………………..........	69
	Consolidated Statement of Cash Flows…………………………………….……………………....	70
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures……....	139
Item 9A.	Controls and Procedures………………………………………………………………………………	139
Item 9B.	Other Information…………………………………………………………………………………….	140

PART III	……………………………………………………………………………………………141
Item 10.	Directors, Executive Officers and Corporate Governance……………………………………………	141
Item 11.	Executive Compensation………………………………………………………………………………	144
Item 12.	Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters..	144
Item 13.	Certain Relationships and Related Transactions and Director Independence……………………….	144
Item 14.	Principle Accounting Fees and Services…………………………………………………………….	145

PART IV	.…………………………………………………………………………………………..146
Item 15.	Exhibits, Financial Statements and Schedules……………..………………………………………..	146
Signatures	………………………………………………………………………………………………….……	147
Exhibit Index	………………………………………………………………………………………………….......	149

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

We provide a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers in the United States (excluding Hawaii) (the “U.S.”) and Puerto Rico.  Our products fall primarily into the following categories:

▪
Finance - We acquire a broad range of retail finance products including retail installment sales contracts (or “retail contracts”) in the U.S. and Puerto Rico and leasing contracts accounted for as either direct finance leases or operating leases (or “lease contracts”) from vehicle and industrial equipment dealers in the U.S.  We collectively refer to our retail contracts and lease contracts as the consumer portfolio.  We also provide dealer financing, including wholesale financing (also referred to as floorplan financing), term loans, revolving lines of credit and real estate financing to vehicle and industrial equipment dealers in the U.S. and Puerto Rico.

▪
Insurance - Through a wholly-owned subsidiary, we provide marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers in the U.S.  We also provide coverage and related administrative services to certain of our affiliates in the U.S.

We support growth in earning assets through funding obtained primarily in the global capital markets as well as funds provided by investing and operating activities.  Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of our funding activities.

We primarily acquire retail contracts, lease contracts, and insurance contracts from vehicle dealers through 30 dealer sales and services offices (“DSSOs”) and service the contracts through three regional customer service centers (“CSCs”) located throughout the U.S.  Contract acquisition and servicing for commercial vehicles and industrial equipment dealers are performed at our headquarters in Torrance, California.  The DSSOs primarily support vehicle dealer financing needs by providing services such as acquiring retail and lease contracts from vehicle dealers, financing inventories, and financing other dealer activities and requirements such as business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  The DSSOs also provide support for our insurance products sold in the U.S.  The CSCs support customer account servicing functions such as collections, lease terminations, and administration of both retail contract customers and lease contract customer accounts.  The Central region CSC also supports insurance operations by providing agreement and claims administrative services.

Public Filings

Our filings with the Securities and Exchange Commission (“SEC”) may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our filings may also be found by accessing the SEC website (http://www.sec.gov).  The SEC website contains reports, registration statements, and other information regarding issuers that file electronically with the SEC.  A link to the SEC website and certain of our filings is contained on our website located at: www.toyotafinancial.com under “About Us, Investor Relations”.  We will make available, without charge, electronic or paper copies of our filings upon written request to:

Toyota Motor Credit Corporation
19001 South Western Avenue
Torrance, CA 90501
Attention: Corporate Communications

Seasonality

Revenues generated by our receivables are generally not subject to seasonal variations.  Financing volume is subject to a certain degree of seasonality.  This seasonality does not have a significant impact on revenues as collections, generally in the form of fixed payments, occur over the course of several years.  We are subject to seasonal variations in credit losses, which are historically higher in the first and fourth calendar quarters of the year.

Geographic Distribution of Operations

As of March 31, 2012, approximately 20 percent of vehicle retail contracts and lease assets were concentrated in California, 10 percent in Texas, 8 percent in New York and 6 percent in New Jersey.  As of March 31, 2012, approximately 24 percent of insurance policies and contracts were concentrated in California, 8 percent in New York and 6 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

FINANCE OPERATIONS

We acquire retail and lease contracts from, and provide financing and certain other financial products and services to, authorized Toyota and Lexus vehicle dealers and, to a lesser extent, other domestic and import franchised dealers and their customers in the U.S. and Puerto Rico. We also offer financing for various industrial and commercial products such as forklifts and light and medium-duty trucks.  Revenues related to transactions with industrial equipment dealers contributed 3 percent to total financing revenues in the fiscal years ended March 31, 2012 (“fiscal 2012”), 2011 (“fiscal 2011”) and 2010 (“fiscal 2010”).

The table below summarizes our financing revenues, net of depreciation by primary product.

	Years ended March 31,
	2012	2011	2010
Percentage of financing revenues, net of depreciation:
Operating leases, net of depreciation	33%	33%	26%
Retail1	58%	59%	67%
Dealer	9%	8%	7%
Financing revenues, net of depreciation	100%	100%	100%

1	Includes direct finance lease revenues.

Retail and Lease Financing

Pricing

We utilize a tiered pricing program for retail and lease contracts.  The program matches contract interest rates with customer risk as defined by credit bureau scores and other factors for a range of price and risk combinations.  Each application is assigned a credit tier.  Rates vary based on credit tier, term, loan-to-value and collateral, including whether a new or used vehicle is financed.  In addition, special rates may apply as a result of promotional activities.  We review and adjust interest rates based on competitive and economic factors and distribute the rates, by tier, to our dealers.

Underwriting

We acquire new and used vehicle and industrial equipment retail and lease contracts primarily from Toyota and Lexus vehicle dealers and industrial equipment dealers.  Dealers transmit customer credit applications electronically through our online system for contract acquisition.  The customer may submit a credit application directly to our website, in which case, the credit application is sent to the dealer of the customers’ choice or to a dealer that is near the customers’ residence.  In addition, through our website, customers are able to request a pre-qualification letter for presentation to the dealer specifying the maximum amount that may be financed.  Upon receipt of the credit application, our origination system automatically requests a credit bureau report from one of the major credit bureaus.  We use a proprietary credit scoring system to evaluate an applicant’s risk profile.  Factors used by the credit scoring system (based on the applicant’s credit history) include the terms of the contract, ability to pay, debt ratios, amount financed relative to the value of the vehicle, and credit bureau attributes such as number of trade lines, utilization ratio and number of credit inquiries.

Credit applications are subject to systematic evaluation.  Our origination system evaluates each credit application to determine if it qualifies for auto-decisioning.  The system distinguishes this type of applicant by specific requirements and approves the application without manual intervention.  The origination system is programmed to review application information for purchase policy and legal compliance.  Typically the highest quality credit applications are approved automatically.  The automated approval process approves only the applicant’s credit eligibility.

During the third quarter of fiscal 2012, we completed the implementation of a new loan origination system (“LOS”) for contract acquisition.  The benefits of the new LOS include enhanced decisioning and discounting functionality.  LOS sends specific credit scoring attributes of an application to a stand-alone decision engine.  This feature of LOS permits greater flexibility in making adjustments to our credit scoring system because the decision engine can reflect changes to our credit scorecards and decisioning strategies more easily than our previous loan origination system.

Credit analysts (located at the DSSOs) approve or reject all credit applications that were not auto-decisioned.  A credit analyst decisions applications based on an evaluation that considers an applicant’s creditworthiness and projected ability to meet the monthly obligation, which is derived, among other things, from the amount financed and the term.  Our proprietary scoring system assists the credit analyst in the credit review process.

Completion of the financing process is dependent upon whether the transaction is a retail or lease contract.  For a retail contract transaction, we acquire the retail contract from vehicle dealers and obtain a security interest in the vehicle or industrial equipment.  For a lease contract, except as described below under “Servicing”, we acquire the lease contract and concurrently assume ownership of the leased vehicles or industrial equipment.  We view our lease arrangements, including our operating leases, as financing transactions as we do not re-lease the vehicle or equipment upon default or lease termination.

We regularly review and analyze our retail and lease contract portfolio to evaluate the effectiveness of our underwriting guidelines and purchasing criteria.  If external economic factors, credit loss or delinquency experience, market conditions or other factors change, we may adjust our underwriting guidelines and purchasing criteria in order to change the asset quality of our portfolio.

Subvention

In partnership with our affiliates Toyota Motor Sales, U.S.A., Inc. (“TMS”), Toyota Material Handling, U.S.A., Inc. (“TMHU”), and Hino Motor Sales, U.S.A., Inc. (“HINO”), we may offer special promotional rates, which we refer to as subvention programs.  These affiliates pay us the majority of the difference between our standard rate and the promotional rate.  Amounts received in connection with these programs allow us to maintain yields at levels consistent with standard program levels.  The level of subvention program activity varies based on our affiliates’ marketing strategies, economic conditions, and volume of vehicle sales.  The amount of subvention received varies based on the mix of Toyota and Lexus vehicles and industrial equipment included in the promotional rate programs, and the timing of programs.  Subvention payments are received at the beginning of the contract.  We defer the payments and recognize them over the life of the contract as a yield adjustment for retail contracts and as rental income for lease contracts.  A large portion of our retail and lease contracts is subvened.

Servicing

Our CSCs are responsible for servicing the vehicle retail and lease contracts.  A centralized department monitors bankruptcy administration, post charge-off, and recovery.  A centralized collection department manages the remediation (if applicable) and liquidation of each retail installment sale and lease contract.   Our industrial equipment retail and lease contracts are serviced at a centralized facility.

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

We use an on-line collection and auto dialer system that prioritizes collection efforts, generates past due notices, and signals our collections personnel to make telephone contact with delinquent customers.  Collection efforts are based on behavioral scoring models (which analyze borrowers’ past payment performance, vehicle valuation and credit scores to predict future payment behavior).  We generally determine whether to commence repossession efforts after an account is 60 days past due. Repossessed vehicles are held in inventory to comply with statutory requirements and then sold at private auctions, unless public auctions are required by applicable law.  Any unpaid amounts remaining after sale or after full charge off are pursued by us to the extent practical and legally permissible.  Collections of deficiencies are administered at a centralized facility.  From an operations perspective, we charge off a retail or lease contract in our servicing systems as soon as disposition of the vehicle has been completed and sales proceeds have been received, but we may in some circumstances charge off a retail or lease contract prior to repossession.  However, from an accounting perspective we charge off contract balances when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first, even when repossession and disposition of the collateral have not been completed.  Prior to the fourth quarter of fiscal 2010, an account was considered contractually delinquent when it was 150 days past due.  Beginning with the fourth quarter of fiscal 2010, we changed our charge-off policy from 150 to 120 days past due.  This change resulted in an increase in charge-offs of $38 million for the quarter ended March 31, 2010.

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

Toyota Lease Trust, a Delaware business trust (the “Titling Trust”), acts as lessor and holds title to certain leased vehicles in specified states.  This arrangement was established to facilitate lease securitization.  We service lease contracts acquired by the Titling Trust from Toyota and Lexus vehicle dealers in the same manner as lease contracts owned directly by us.  We hold an undivided trust interest in lease contracts owned by the Titling Trust, and these lease contracts are included in our lease assets.

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

The goal of Dealer Direct is to increase vehicle dealer purchases of off-lease vehicles thereby reducing the disposition costs of such vehicles.  Through Dealer Direct, the vehicle dealer accepting return of the leased vehicle (the “grounding dealer”) has the option to purchase the vehicle at the contractual residual value, purchase the vehicle at an assessed market value, or return the vehicle to us.  Vehicles not purchased by the grounding dealer are made available to all Toyota and Lexus vehicle dealers through the Dealer Direct online auction.  Vehicles not purchased through Dealer Direct are sold at physical vehicle auction sites throughout the country.  Where deemed necessary, we recondition used vehicles prior to sale in order to enhance the vehicle values at auction.  Additionally, we redistribute vehicles geographically to minimize oversupply in any location.

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

As part of our monitoring processes, we require all dealers to submit monthly financial statements.  We also perform periodic physical audits of vehicle inventory as well as monitor the timeliness of dealer inventory financing payoffs in accordance with the agreed upon terms to identify possible risks.

INSURANCE OPERATIONS

TMCC markets its insurance products through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly-owned subsidiary. TMIS and its insurance company subsidiaries’ principal activities include marketing, underwriting, and claims administration related to covering certain risks of Toyota, Lexus, and other domestic and import franchised dealers and their customers in the U.S.  TMIS also provides other coverage and related administrative services to certain of our affiliates in the U.S.

Changes in the volume of vehicle sales, vehicle dealers’ utilization of programs offered by TMIS, or the level of coverage purchased by affiliates could materially impact the level of TMIS operations.  Gross revenues from insurance operations on a consolidated basis comprised 8 percent of total gross revenues for both fiscal 2012 and 2011, and 7 percent of total gross revenues for fiscal 2010.

Products and Services

TMIS offers various products and services, such as vehicle service agreements, guaranteed auto protection agreements and maintenance contracts on Toyota, Lexus and other domestic and import vehicles.  Vehicle service agreements offer vehicle owners and lessees mechanical breakdown protection for new and used vehicles secondary to the manufacturer’s new vehicle warranty.  Guaranteed auto protection insurance, or debt cancellation agreements, provides coverage for a lease or retail contract deficiency balance in the event of a total loss of the covered vehicle.  In addition, in the fourth quarter of fiscal 2012, TMIS began providing coverage to TMCC lease customers for excess wear and use charges assessed at lease termination.

TMIS provides insurance to TMCC covering Toyota, Lexus, and other domestic and import vehicle dealers’ inventory financed by TMCC.  TMIS obtains reinsurance on the inventory insurance policy covering the excess of certain dollar maximums per occurrence and in the aggregate.  Through reinsurance, TMIS limits its exposure to losses by obtaining the right to reimbursement from the assuming company for the reinsured portion of losses.

TMIS obtains a portion of vehicle service contract business by providing TMS contractual indemnity coverage on certified Toyota and Lexus pre-owned vehicles.  TMIS also provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.  In addition, TMIS provides property deductible reimbursement insurance to TMS and affiliates covering losses incurred under their primary policy.

RELATIONSHIPS WITH AFFILIATES

Our business is substantially dependent upon the sale of Toyota and Lexus vehicles and our ability to offer competitive financing and insurance products in the U.S.  TMS is the primary distributor of Toyota and Lexus vehicles in the U.S.  Automobiles and light-duty trucks sold by TMS totaled 1.7 million units for fiscal 2012 compared to 1.8 million units for fiscal 2011 and fiscal 2010.  Toyota and Lexus vehicles accounted for approximately 13 percent of all retail automobile and light-duty truck unit sales volume in the U.S. during fiscal 2012, compared to 15 percent during fiscal 2011 and 17 percent during fiscal 2010.

Certain lease and retail installment sales programs on vehicles and industrial equipment are subvened by our affiliates.  TMS sponsors subvention programs on certain new and used Toyota and Lexus vehicles that result in reduced scheduled payments for qualified retail installment sales and lease customers.  Reduced scheduled payments on certain Toyota industrial equipment for qualified lease and retail installment sales customers are subvened by various affiliates.   The level of subvention program activity varies based on our affiliates’ marketing strategies, economic conditions, and volume of vehicle sales, while subvention payments vary based on the mix of Toyota and Lexus vehicles and timing of programs.

TMCC and TMS are parties to a Shared Services Agreement which covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided between the companies.  In addition, TMCC and TMS are parties to an agreement that provides that TMS will arrange for the repurchase of new Toyota and Lexus vehicles at the aggregate cost financed by TMCC in the event of vehicle dealer default under floorplan financing.  TMCC is also a party to similar agreements with TMHU, HINO, and other domestic and import manufacturers.  During fiscal 2011, TMCC and TMS entered into an expense reimbursement agreement, pursuant to which TMCC reimbursed a portion of certain sales and marketing expenses incurred by TMS during fiscal 2011 for brand and sales support.

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

Additionally, TFSC and TMCC are parties to conduit finance agreements pursuant to which TFSC acquires funds from lending institutions solely for the benefit of TMCC, and in turn, provides these funds to TMCC.  The aggregate amounts payable under these agreements were approximately $2.2 billion and $4.2 billion as of March 31, 2012 and 2011, respectively.

TMIS provides administrative services and various types of coverage to TMS and affiliates, including contractual indemnity coverage for TMS’ certified pre-owned vehicle program, umbrella liability insurance, and property deductible reimbursement insurance.  In addition, TMIS provided prepaid maintenance and vehicle service coverage to TMS in support of special sales and customer loyalty programs until the program was discontinued in fiscal 2011.

See Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.

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

REGULATORY ENVIRONMENT

Our finance and insurance operations are regulated under both federal and state law.  Our finance operations are governed by, among other federal laws, the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth in Leasing Act, the Fair Credit Reporting Act, and the consumer data privacy and security provisions of the Gramm-Leach Bliley Act.  The Equal Credit Opportunity Act is designed to prevent credit discrimination on the basis of certain protected classes, requires the distribution of specified credit decision notices and limits the information that may be requested and considered in a credit transaction.  The Truth in Lending Act and the Truth in Leasing Act place disclosure and substantive transaction restrictions on consumer credit and leasing transactions.  The Fair Credit Reporting Act imposes restrictions and requirements regarding our use and sharing of credit reports, the reporting of data to credit reporting agencies, credit decision notices, the accuracy and integrity of information reported to the credit reporting agencies and identity theft prevention requirements. Federal privacy and data security laws place restrictions on our use and sharing of consumer data, impose privacy notice requirements, give consumers the right to opt out of certain uses and sharing of their data and impose safeguarding rules regarding the maintenance, storage, transmission and destruction of consumer data.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law.  The scope of the Dodd-Frank Act has broad implications for the financial services industry and requires the development, adoption and implementation of many regulations.  Among other things, the Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has broad regulatory and enforcement powers over consumer financial products and services.  One of the primary purposes of the CFPB is to ensure that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from unfair and deceptive practices.   The potential impact of the Dodd-Frank Act and implementing regulations may include increased cost of operations due to greater regulatory oversight, supervision and examination, limitations on our ability to expand product and service offerings due to stricter consumer protection laws and regulations and new or modified disclosure requirements.

Federal regulatory agencies issued numerous rulemakings in 2011 and 2012 to implement various requirements of the Dodd-Frank Act, but many of these rules remain in proposed form.  Agencies have issued rules establishing a comprehensive framework for the regulation of derivatives, prohibiting proprietary trading by entities affiliated with an insured depository institution, providing for the regulation of non-bank financial institutions that pose systemic risk, and requiring sponsors of asset-backed securities to retain an ownership stake in securitization transactions.  Although we have analyzed these and other rulemakings, the absence of final rules in some cases and the complexity of some of the proposed rules make it difficult for the Company to estimate the financial, compliance or operational impacts.

A majority of states (and Puerto Rico) have enacted legislation establishing licensing requirements to conduct financing activities.  Most states also impose limits on the maximum rate of finance charges.  In certain states, the margin between the present statutory maximum interest rates and borrowing costs is sufficiently narrow that, in periods of rapidly increasing or high interest rates, there could be an adverse effect on our operations in these states if we were unable to pass on increased interest costs to our customers.  Some state and federal laws impose rate and other restrictions on credit transactions with customers in active military status.

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

In addition to the Gramm-Leach Bliley and Fair Credit Reporting Acts, our insurance operations are subject to state insurance regulations and licensing requirements.  State laws vary with respect to which products are regulated and what types of corporate licenses and filings are required to offer certain products and services.  Insurance company subsidiaries must be appropriately licensed in certain states in which they conduct business, must maintain minimum capital requirements and file annual financial information as determined by their state of domicile and the National Association of Insurance Commissioners.  Failure to comply with these requirements could have an adverse effect on insurance operations in a particular state.  We actively monitor applicable laws and regulations in each state in order to maintain compliance.

We continually review our operations for compliance with applicable laws.  Future administrative rulings, judicial decisions, legislation, regulations and regulatory guidance and supervision may require modification of our business practices and procedures.

EMPLOYEE RELATIONS

At April 30, 2012, we had approximately 3,220 full-time employees.  We consider our employee relations to be satisfactory.  We are not subject to any collective bargaining agreements with our employees.

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

Economic slowdown and recession in the United States may lead to diminished consumer and business confidence, lower household incomes, increases in unemployment rates, and consumer and commercial bankruptcy filings, all of which could adversely affect vehicle sales and discretionary consumer spending.  These conditions may decrease the demand for our financing products, as well as increase our delinquencies and losses.  In addition, because our credit exposures are generally collateralized, the severity of losses can be particularly affected by declines in used vehicle prices.   Vehicle and industrial equipment dealers may also be affected by economic slowdown and recession, which in turn may increase the risk of default of certain dealers within our portfolio.

Elevated levels of market disruption and volatility could increase our cost of capital and adversely affect our ability to access the global capital markets in a similar manner and at a similar cost as we have had in the past. These market conditions could also have an adverse effect on our operating results and financial condition by diminishing the value of our investment portfolio and increasing our cost of funding.  If as a result, we increase the rates we charge to our customers and dealers, our competitive position could be negatively affected.

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

Beginning in the latter part of fiscal 2010, TMS announced several recalls and temporary suspensions of sales and production of certain Toyota and Lexus models. Because our business is substantially dependent upon the sale of Toyota and Lexus vehicles, these events or similar future events could adversely affect our business. A decrease in the level of sales, including as a result of the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, will have a negative impact on the level of our financing volume, insurance volume, earning assets and revenues. The credit performance of our dealer and consumer lending portfolios may also be adversely affected. In addition, a decline in values of used Toyota and Lexus vehicles would have a negative effect on realized values and return rates, which, in turn, could increase depreciation expense and credit losses.  Further, certain of TMCC’s affiliated entities are subject to recall-related litigation and governmental investigations, including those by the U.S. Attorney for the Southern District of New York and the SEC, and have or may become subject to fines or other penalties.  These factors could have a negative effect on our operating results and financial condition.

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

Our operating results, financial condition and cash flow may be adversely affected because of changes in interest rates, foreign currency exchange rates and market prices.

Market risk is the risk that changes in market interest rates and foreign currency exchange rates cause volatility in our operating results, financial condition and cash flow.  The effect of an increase in market interest rates on our cost of capital could have an adverse effect on our business, financial condition and operating results by increasing the rates we charge to our customers and dealers, thereby affecting our competitive position.  Market risk also includes the risk that the value of our investment portfolio could decline.  We use various derivative instruments to manage our market risk.  Changes in interest rates or foreign exchange rates could affect the value of our derivatives, which could result in volatility in our operating results and financial condition.

A failure or interruption in our operations could adversely affect our operating results and financial condition.

Operational risk is the risk of loss resulting from, among other factors, inadequate or failed processes, systems or internal controls, theft, fraud, cybersecurity breaches or natural disasters.  Operational risk can occur in many forms including, but not limited to, errors, business interruptions, failure of controls, inappropriate behavior or misconduct by our employees or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements.  These events can potentially result in financial losses or other damage to us, including damage to our reputation.

We rely on internal and external information and technological systems to manage our operations and are exposed to risk of loss resulting from breaches in the security or other failures of these systems.  We collect and store certain personal and financial information from customers and employees.  Security breaches could expose us to a risk of loss of this information, regulatory scrutiny, actions and penalties, litigation, reputational harm, and a loss of confidence that could potentially have an adverse impact on future business with current and potential customers.  In addition, any upgrade or replacement of our major legacy transaction systems could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information and transaction systems.  These factors could have an adverse effect on our operating results and financial condition.

We also rely on a framework of internal controls designed to provide a sound and well-controlled operating environment. Due to the complexity of our business and the challenges inherent in implementing control structures across large organizations, control issues could be identified in the future that could have a material effect on our operations.

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

We operate in a highly competitive environment.  We compete with other financial institutions including national and regional commercial banks, credit unions, savings and loan associations, finance companies, and to a lesser extent, we compete with other automobile manufacturers’ affiliated finance companies.  Increases in competitive pressures could have an adverse impact on our contract volume, market share, revenues, and margins.  Further, the financial condition and viability of our competitors and peers may have an impact on the financial services industry in which we operate, resulting in changes in the demand for our products and services.  This could have an adverse impact on our operating results and the volume of our business.

Our insurance operations could suffer losses if our reserves are insufficient to absorb actual losses.

Our insurance operations are subject to the risk of loss if our reserves for unearned premium and contract revenues on unexpired policies and agreements in force are not sufficient.  Using historical loss experience as a basis for recognizing revenue over the term of the contract or policy may result in the timing of revenue recognition varying materially from the actual loss development.  Our insurance operations are also subject to the risk of loss if our reserves for reported losses, losses incurred but not reported, and loss adjustment expenses are not sufficient.  Because we use estimates in establishing reserves, actual losses may vary from amounts established in earlier periods.

We are exposed to risk transfer credit risk which could negatively impact our insurance operations.

Risk transfer credit risk is the risk that a reinsurer or other company assuming liabilities relating to our insurance operations will be unable to meet its obligations under the terms of our agreement with them.  Such failure could result in losses to our insurance operations.

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

The scope of the Dodd-Frank Act has broad implications for the financial services industry and requires the development, adoption and implementation of many regulations.  Among other things, the Dodd-Frank Act created the Consumer Financial Protection Bureau, which has broad regulatory and enforcement powers over consumer financial products and services.  One of the primary purposes of the CFPB is to ensure that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from unfair and deceptive practices.   The potential impact of the Dodd-Frank Act and implementing regulations may include increased cost of operations due to greater regulatory oversight, supervision and examination, limitations on our ability to expand product and service offerings due to stricter consumer protection laws and regulations and new or modified disclosure requirements.

Federal regulatory agencies issued numerous rulemakings in 2011 and 2012 to implement various requirements of the Dodd-Frank Act, but many of these rules remain in proposed form.  Agencies have issued rules establishing a comprehensive framework for the regulation of derivatives, prohibiting proprietary trading by entities affiliated with an insured depository institution, providing for the regulation of non-bank financial institutions that pose systemic risk, and requiring sponsors of asset-backed securities to retain an ownership stake in securitization transactions.  Although we have analyzed these and other rulemakings, the absence of final rules in some cases and the complexity of some of the proposed rules make it difficult for the Company to estimate the financial, compliance or operational impacts.

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

ITEM 3.   LEGAL PROCEEDINGS

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

TMCC is a wholly-owned subsidiary of TFSA, and accordingly, all shares of TMCC’s stock are owned by TFSA.  There is no market for TMCC's stock.

Dividends are declared and paid by TMCC as determined by its Board of Directors.  In fiscal 2012, fiscal 2011 and fiscal 2010, TMCC declared and paid cash dividends to TFSA of $741 million, $266 million and $50 million, respectively.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended March 31,
(Dollars in millions)	2012	2011	2010	2009	2008

INCOME STATEMENT DATA
Financing revenues:
Operating lease	$4,693	$4,888	$4,739	$4,925	$4,433
Retail	2,371	2,791	3,086	3,317	3,112
Dealer	365	385	338	558	647
Total financing revenues	7,429	8,064	8,163	8,800	8,192

Depreciation on operating leases	3,339	3,353	3,564	4,176	3,299
Interest expense	1,300	1,614	2,023	2,956	4,151
Net financing revenues	2,790	3,097	2,576	1,668	742

Insurance earned premiums and contract
revenues	604	543	452	421	385
Investment and other income, net	113	236	228	11	301
Net financing revenues and other revenues	3,507	3,876	3,256	2,100	1,428

Expenses:
Provision for credit losses	(98)	(433)	604	2,160	809
Operating and administrative	857	1,059	760	799	841
Insurance losses and loss adjustment expenses	325	247	213	193	158
Total expenses	1,084	873	1,577	3,152	1,808
Income (loss) before income taxes	2,423	3,003	1,679	(1,052)	(380)
Provision for (benefit from) income taxes	937	1,150	616	(429)	(157)
Net income (loss)	$1,486	$1,853	$1,063	$(623)	$(223)

	As of March 31,
	2012	2011	2010	2009	2008
	(Dollars in millions)
BALANCE SHEET DATA

Finance receivables, net	$58,042	$57,736	$55,087	$54,574	$55,481
Investments in operating leases, net	$18,743	$19,041	$17,151	$17,980	$18,656
Total assets	$88,913	$91,704	$81,193	$83,679	$80,398
Debt	$73,234	$77,282	$69,179	$72,983	$68,266
Capital stock	$915	$915	$915	$915	$915
Retained earnings	$6,585	$5,840	$4,253	$3,240	$3,865
Total shareholder's equity	$7,662	$6,856	$5,273	$4,093	$4,780

Our Board of Directors declared and paid cash dividends of $741 million, $266 million and $50 million to TFSA during fiscal 2012, 2011 and 2010, respectively.  No dividends were declared or paid in any other period presented.

	As of and for the
	years ended March 31,
	2012	2011	2010	2009	2008
KEY FINANCIAL DATA

Ratio of earnings to fixed charges 1	2.85	2.85	1.83	--	--
Debt to equity	9.6	11.3	13.1	17.8	14.3
Return on assets	1.65%	2.14%	1.29%	(0.76)%	(0.30)%
Allowance for credit losses as a
percentage of gross earning assets2	0.80%	1.13%	2.31%	2.51%	0.97%
Net charge-offs as a percentage of
average gross earning assets3	0.21%	0.52%	1.03%	1.37%	0.91%
60 or more days past due as a
percentage of gross earning assets4	0.18%	0.26%	0.45%	0.68%	0.59%

1
Due to our losses in fiscal 2009 and 2008, the coverage ratio was less than one-to-one.  We would have been required to generate additional earnings equal to pre-tax loss to achieve a coverage ratio of one-to-one in those fiscal years.

2
During fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.  This change would not have changed our allowance for credit losses as a percentage of gross earning assets during fiscal 2009 and 2008.

3
The change in accounting policy mentioned above would also have resulted in net charge-offs as a percentage of average gross earning assets of 1.46 percent, and 0.97 percent for fiscal 2009 and 2008, respectively.

4
The change in accounting policy mentioned above would have resulted in 60 or more days past due as a percentage of gross earning assets of 0.60 percent and 0.54 percent for fiscal 2009 and 2008, respectively.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-K or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors such as the following that may cause actual results to differ materially from those stated:

•	Changes in general business and economic conditions, as well as in consumer demand and the competitive environment in the automotive markets in the United States;

•	A decline in TMS sales volume and the level of TMS sponsored subvention programs;

•	Increased competition from other financial institutions seeking to increase their share of financing Toyota vehicles;

•	Fluctuations in interest rates and currency exchange rates;

•	Changes or disruptions in our funding environment or access to the global capital markets;

•	Changes in our credit ratings and those of TMC;

•	Changes in the laws and regulatory requirements, including as a result of recent financial services legislation, and related costs;

•
Natural disasters, changes in fuel prices, security (including cybersecurity) breaches, manufacturing disruptions and production suspensions of Toyota and Lexus vehicles models and related parts supply;

•	Elevation in prices of used vehicles and their effect on residual values of our off-lease vehicles and return rates;

•	The failure of a customer or dealer to meet the terms of any contract with us, or otherwise fail to perform as agreed;

•	Recalls announced by TMS and the perceived quality of Toyota and Lexus vehicles; and

•	The other risks and uncertainties set forth in “Part I, Item 1A. Risk Factors”.

We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

OVERVIEW

Key Performance Indicators and Factors Affecting Our Business

In our finance operations, we generate revenue, income, and cash flows by providing retail financing, leasing, and dealer financing to vehicle and industrial equipment dealers and their customers.  We measure the performance of our financing operations using the following metrics: financing volume, market share, financial leverage, financing margins, operating expense and loss metrics.

In our insurance operations, we generate revenue through marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers.  We measure the performance of our insurance operations using the following metrics:  investment income, issued agreement volume, number of agreements in force, and loss metrics.

Our financial results are affected by a variety of economic and industry factors, including but not limited to, new and used vehicle markets, Toyota and Lexus sales volume, new vehicle incentives, consumer behavior, employment levels, our ability to respond to changes in interest rates with respect to both contract pricing and funding, the actual or perceived quality, safety or reliability of Toyota and Lexus vehicles, the financial health of the dealers we finance, and competitive pressure.  Changes in these factors can influence financing and lease contract volume, the number of financing and lease contracts that default and the loss per occurrence, our inability to realize originally estimated contractual residual values on leased vehicles, the volume and performance of our insurance operations, and our gross margins on financing and leasing volume.  Additionally, our funding programs and related costs are influenced by changes in the global capital markets, prevailing interest rates, and our credit ratings, which may affect our ability to obtain cost effective funding to support earning asset growth.

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

Exceptional Customer Service:  Our relationship with Toyota and Lexus vehicle dealers and industrial equipment dealers and their customers offer us a competitive advantage.  We seek to leverage this opportunity by providing exceptional service to dealers and their customers.  Through our DSSO network, we work closely with the dealerships to improve the quality of service we provide to them.  We also focus on assisting the dealers with the quality of their customer service operations to enhance customer loyalty for the dealership and the Toyota and Lexus brands.  By providing consistent and reliable support, training, and resources to our dealer network, we continue to develop and improve our dealer relationships.  In addition to marketing programs targeted toward customer retention, we work closely with TMS, TMHU and HINO to offer special retail, lease, dealer financing, and insurance programs.  We also focus on providing a positive customer experience to existing retail, lease, and insurance customers through our CSCs.

Risk-Based Origination and Pricing:  We price and structure our retail and lease contracts to compensate us for the credit risk we assume.  The objective of this strategy is to maximize operating results and better match contract rates across a broad range of risk levels.  To achieve this objective, we evaluate our existing portfolio for key opportunities to expand volume in targeted markets.  We deliver timely strategic information to dealerships to assist them in benefiting from market opportunities.  We continuously strive to refine our strategy and methodology for risk-based pricing.

Liquidity Strategy:  Our liquidity strategy is to maintain the capacity to fund assets and repay liabilities in a timely and cost-effective manner even in the event of adverse market conditions.  This capacity primarily arises from our credit ratings, our ability to raise funds in the global capital markets, and our ability to generate liquidity from our balance sheet.  This strategy has led us to develop a borrowing base that is diversified by market and geographic distribution, investor type, and financing structure, among other factors.

Fiscal 2012 Operating Environment

During fiscal 2012, economic growth continued at a slow pace in the U.S.  The U.S. economic recovery remained fragile due to weakness in consumer confidence and spending and an elevated level of unemployment.  Home values remained depressed and commodity prices continued to fluctuate, negatively affecting household wealth.  Challenges in the global economy and sovereign debt also weighed on the U.S. economy.  While manufacturing production and the labor market showed signs of improvement in fiscal 2012, these trends were tempered by the ongoing concerns about the strength of the economic recovery.

Conditions in the global capital markets remained volatile during fiscal 2012 due to fiscal concerns in the U.S. and other global markets.  Concerns over potential European sovereign debt defaults and bank capital adequacy contributed to overall market volatility.  Despite the challenging capital market conditions, we continued to maintain broad access to both domestic and international markets.  Deterioration in U.S. economic conditions or any major sovereign credit ratings downgrades, including that of the U.S., could have an adverse impact on future market conditions.

Industry-wide vehicle sales in the United States increased during fiscal 2012 as compared to fiscal 2011 while sales incentives throughout the auto industry increased over the same period.  Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”), however, decreased 6 percent in fiscal 2012 compared to fiscal 2011.  The decline in TMS sales was attributable to manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models and related parts supply that resulted from natural disasters occurring in Japan in March 2011 and Thailand in October 2011.  The reduction in the availability of new Toyota and Lexus vehicles negatively affected our new vehicle financing volume, earning assets and revenues during fiscal 2012.  During the third quarter of fiscal 2012, production of Toyota and Lexus vehicles returned to pre-disaster levels.  In response to the supply disruptions that began in March 2011, we implemented special programs designed to assist our retail customers and vehicle dealers.

Prices of used vehicles remained near an all-time high during fiscal 2012 primarily due to the low supply of used vehicles.  The reduction in the availability of new Toyota and Lexus vehicles had the effect of increasing demand for certain used Toyota and Lexus vehicles, further supporting the favorable trend in used Toyota and Lexus vehicle values.  The combination of low used vehicle supply and reduced availability of new Toyota and Lexus vehicles also favorably affected our credit losses, and contributed to lower lease return rates and per unit loss severity during fiscal 2012.

RESULTS OF OPERATIONS

	Years ended March 31,
(Dollars in millions)	2012	2011	2010
Net income:
Finance operations1	$1,350	$1,631	$886
Insurance operations1	136	222	177
Total net income	$1,486	$1,853	$1,063

1	Refer to Note 16 – Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Fiscal 2012 Compared to Fiscal 2011

Our consolidated net income was $1,486 million in fiscal 2012, compared to net income of $1,853 million in fiscal 2011.  Our consolidated net income for fiscal 2012 decreased as compared to fiscal 2011 primarily due to decreases in total financing revenue and investment and other income, partially offset by decreases in interest expense and operating and administrative expenses.  Our consolidated net income was also affected by a decrease in our benefit from credit losses for fiscal 2012 compared to fiscal 2011.

Our overall capital position, after taking into effect the payment of a $741 million dividend in September of 2011 to TFSA, increased by $0.8 billion, bringing total shareholder’s equity to $7.7 billion at March 31, 2012, as compared to $6.9 billion at March 31, 2011.  Our debt decreased to $73.2 billion at March 31, 2012 from $77.3 billion at March 31, 2011.  We experienced an improvement in our debt-to-equity ratio to 9.6 at March 31, 2012 from 11.3 at March 31, 2011.

Fiscal 2011 Compared to Fiscal 2010

Our consolidated net income was $1,853 million in fiscal 2011, compared to net income of $1,063 million in fiscal 2010. Our consolidated net income for fiscal 2011 was higher as compared to fiscal 2010 primarily due to decreases in our provision for credit losses, and to a lesser extent, depreciation on operating leases and interest expense.  These decreases were partially offset by an increase in operating and administrative expenses.

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

Finance Operations

The following table summarizes key results of our Finance Operations:

	Years ended March 31,			Percentage change
				2012 to	2011 to
(Dollars in millions)	2012	2011	2010	2011	2010
Financing revenues:
Operating lease	$4,693	$4,888	$4,739	(4)%	3%
Retail1	2,371	2,791	3,086	(15)%	(10)%
Dealer	349	363	320	(4)%	13%
Total financing revenues	7,413	8,042	8,145	(8)%	(1)%

Investment and other income	44	46	84	(4)%	(45)%
Gross revenues from finance operations	7,457	8,088	8,229	(8)%	(2)%

Less:
Depreciation on operating leases	3,339	3,353	3,564	-%	(6)%
Interest expense	1,303	1,620	2,029	(20)%	(20)%
Provision for credit losses	(98)	(433)	604	77%	(172)%
Operating and administrative expenses	703	903	630	(22)%	43%
Provision for income taxes	860	1,014	516	(15)%	97%
Net income from finance operations	$1,350	$1,631	$886	(17)%	84%

1	Includes direct finance lease revenues for all periods shown.

Our finance operations reported net income of $1,350 million and $1,631 million during fiscal 2012 and 2011, respectively.  The decrease in net income was primarily due to decreases in total financing revenues, partially offset by declines in interest expense and operating and administrative expenses.  Our consolidated net income was also affected by a decrease in our benefit from credit losses for fiscal 2012 compared to fiscal 2011.

Financing Revenues

Total financing revenues decreased 8 percent during fiscal 2012 compared to fiscal 2011 due to the following factors:

•	Operating lease revenues decreased 4 percent in fiscal 2012 as compared to fiscal 2011, due to lower portfolio yields partially offset by higher average outstanding earning asset balances.

•
Retail contract revenues decreased 15 percent in fiscal 2012 as compared to fiscal 2011, primarily due to a decrease in our portfolio yields partially offset by higher average outstanding earning asset balances.

•	Dealer financing revenues decreased 4 percent in fiscal 2012 as compared to fiscal 2011, due to lower average outstanding earning asset balances partially offset by higher yield.

Our total portfolio, which includes operating lease, retail and dealer financing, had a yield of 5.4 percent during fiscal 2012 compared to 6.2 percent in fiscal 2011, due to decreases in both our retail and operating lease portfolio yields.  Lower yields were the result of the maturity of higher yielding earning assets being replaced by lower yielding earning assets during fiscal 2012.

Interest Expense

Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  The following table summarizes the consolidated components of interest expense:

	Years ended March 31,
(Dollars in millions)	2012	2011 1	2010 1
Interest expense on debt1	$1,677	$1,943	$2,278
Interest income on derivatives1, 2	(1)	(21)	(71)
Interest expense on debt and derivatives	1,676	1,922	2,207

Ineffectiveness related to hedge accounting derivatives3	(21)	(33)	(37)
(Gain) loss on foreign currency transactions3	(182)	1,494	1,111
(Gain) on foreign currency swaps	(84)	(1,595)	(1,106)
(Gain) on non-hedge accounting interest rate swaps3, 4	(89)	(174)	(152)
Total interest expense5	$1,300	$1,614	$2,023

1	Amounts represent net interest settlements and changes in accruals.
2	Includes both hedge and non-hedge accounting derivatives.
3	Amounts exclude net interest settlements and changes in accruals.
4
Refer to Note 7 –Derivatives, Hedging Activities and Interest Expense of the Notes to Consolidated Financial Statements for additional information relating to the credit valuation adjustments for the periods.

5
Total interest expense excludes $3 million of interest on bonds held by our insurance operations for fiscal 2012 compared to $6 million for fiscal 2011 and 2010.  Refer to Note 16 – Segment Information of the Notes to Consolidated Financial Statements for further information.

Total interest expense decreased from $1,614 million during fiscal 2011 to $1,300 million for fiscal 2012.  The reduction in interest expense resulted primarily from lower interest expense on debt due to lower contractual interest rates on debt.

Interest expense on derivatives represents net interest settlements and accruals on interest rate and foreign currency derivatives.  During fiscal 2012, we recorded net income on derivatives of $1 million compared to net income of $21 million during fiscal 2011.  The decrease in net interest income on derivatives during fiscal 2012 compared to fiscal 2011 resulted primarily from lower average receive rates on interest rate and currency swaps used to economically hedge fixed rate debt.

Ineffectiveness related to hedge accounting derivatives represents the net difference between the change in the fair value of the hedged debt and the change in the fair value of the associated derivative instrument.

Gain or loss on foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use foreign currency swaps and foreign currency forwards to economically hedge these foreign currency transactions.  During fiscal 2012, we recorded combined gains of $266 million on foreign currency transactions and the associated foreign currency swaps, as compared to gains of $101 million during fiscal 2011.  The increase in net gains primarily resulted from declines in foreign currency swap rates during fiscal 2012.

We recorded gains of $89 million on non-hedge accounting interest rate swaps during fiscal 2012 compared to gains of $174 million during fiscal 2011.  The net gains in both periods on these swaps primarily resulted from a decline in long-term swap rates; however, the decline during fiscal 2012 was not as significant as it was in fiscal 2011.

Provision for Credit Losses

We recorded a benefit from credit losses of $98 million for fiscal 2012.  The benefit from credit losses resulted from lower levels of default frequency and per unit loss severity in our consumer portfolio.  Used vehicle prices remained near an all-time high during fiscal 2012.  The elevated price levels were driven primarily by a low supply of used vehicles, which contributed to lower loss severity as compared to fiscal 2011.  In addition, the overall credit quality of our consumer portfolio in fiscal 2012 continued to benefit from our focus on purchasing practices and collection efforts.  As a result, our net charge-offs improved during fiscal 2012 as compared to fiscal 2011.  In addition, our delinquencies at March 31, 2012 improved compared to March 31, 2011.  Refer to “Financial Condition – Credit Risk” for further discussion.

Operating and Administrative Expenses

Operating expenses decreased during fiscal 2012 compared to fiscal 2011 as a result of shared affiliate expenses for sales and marketing activities in fiscal 2011 that were not present in fiscal 2012.  Refer to Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements for further information.  Employee-related expenses were relatively flat in fiscal 2012 compared to fiscal 2011.

Insurance Operations

The following table summarizes key results of our Insurance Operations:

	Years ended March 31,			Percentage change
				2012 to	2011 to
(Dollars in millions)	2012	2011 1	2010 1	2011	2010
Agreements (units in thousands)
Issued	1,357	2,200	1,175	(38)%	87%
In force	6,357	6,239	5,232	2%	19%

Insurance earned premiums and
contract revenues	$620	$565	$470	10%	20%
Investment and other income	72	196	150	(63)%	31%
Gross revenues from insurance
operations	692	761	620	(9)%	23%

Less:
Insurance losses and loss
adjustment expenses	325	247	213	32%	16%
Operating and administrative
expenses	154	156	130	(1)%	20%
Provision for income taxes	77	136	100	(43)%	36%
Net income from insurance
operations	$136	$222	$177	(39)%	25%

1	Certain prior period amounts have been reclassified to conform to the current period presentation.

Our insurance operations reported net income of $136 million during fiscal 2012 compared to $222 million during fiscal 2011.  The decrease in net income for fiscal 2012 compared to fiscal 2011 was attributable to a decrease in investment and other income and an increase in insurance loss and loss adjustment expenses, partially offset by an increase in insurance earned premiums and contract revenues.

Agreements issued decreased by 843 thousand units during fiscal 2012 compared to fiscal 2011.  The decrease was primarily due to the discontinuation of affiliate agreements issued in support of special TMS sales and customer loyalty programs during fiscal 2011.

Our insurance operations reported insurance earned premiums and contract revenues of $620 million for fiscal 2012 compared to $565 million for fiscal 2011.  Insurance earned premiums and contract revenues are affected by sales volume as well as the level, age, and mix of agreements in force.  Agreements in force represent active insurance policies written and contracts issued.  Insurance earned premiums and contract revenues represent revenues from the agreements in force.  The increase in insurance earned premiums and contract revenues was primarily due to earnings on special TMS sales and customer loyalty programs initiated during fiscal 2011 and still in force during fiscal 2012.

Our insurance operations reported investment and other income of $72 million during fiscal 2012, compared to $196 million during fiscal 2011.  Investment and other income for our insurance operations consists primarily of investment income on marketable securities.  The decrease in investment and other income for fiscal 2012 compared to the prior year was primarily due to an increase in realized losses from sales of securities and a decrease in dividend income.

Our insurance operations reported $325 million of insurance losses and loss adjustment expenses for fiscal 2012, compared to $247 million for fiscal 2011.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The increase in insurance losses and loss adjustment expenses is primarily due to higher claim frequency and severity experienced in our prepaid maintenance and vehicle service contracts.

Provision for Income Taxes

Our overall provision for income taxes for fiscal 2012 was $937 million compared to $1,150 million for fiscal 2011.  Our effective tax rate was 38.7 percent and 38.3 percent for fiscal 2012 and fiscal 2011, respectively.  The increase in our effective tax rate for fiscal 2012 reflected differences between the income tax accrued in the prior year as compared with the actual liability on the income tax returns as filed and an increase in the state effective tax rate used to value net state deferred tax liabilities.  The change in our provision for income taxes, adjusted for these fiscal year specific differences, is consistent given the change in operating income for fiscal 2012 compared to fiscal 2011.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Years ended March 31,			Percentage change
				2012 to	2011 to
(units in thousands):	2012	2011	2010	2011	2010
TMS new sales volume1	1,307	1,397	1,399	(6)%	-%

Vehicle financing volume2
New retail contracts	567	634	602	(11)%	5%
Used retail contracts	325	368	296	(12)%	24%
Lease contracts	242	351	245	(31)%	43%
Total	1,134	1,353	1,143	(16)%	18%

TMS subvened vehicle financing volume (units included in the above table):

New retail contracts	270	390	326	(31)%	20%
Used retail contracts	77	70	41	10%	71%
Lease contracts	206	321	202	(36)%	59%
Total	553	781	569	(29)%	37%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:

New retail contracts	47.6%	61.5%	54.2%
Used retail contracts	23.7%	19.0%	13.9%
Lease contracts	85.1%	91.5%	82.4%
Overall subvened contracts	48.8%	57.7%	49.8%

Market share:3
Retail contracts	43.3%	45.1%	42.7%
Lease contracts	18.4%	25.1%	17.5%
Total	61.7%	70.2%	60.2%

1
Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 84 percent Toyota and 16 percent Lexus vehicles for fiscal 2012 and 85 percent Toyota and 15 percent Lexus vehicles for both fiscal 2011 and 2010.

2
Total financing volume is comprised of approximately 79 percent Toyota, 16 percent Lexus, and 5 percent non-Toyota/Lexus vehicles for fiscal 2012, and 80 percent Toyota, 15 percent Lexus and 5 percent non-Toyota/Lexus for both fiscal 2011 and 2010.

3
Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excludes non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is dependent upon TMS sales volume and subvention.  Natural disasters that occurred in Japan in March 2011 and Thailand in October 2011 caused manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models and parts.  As a result, vehicle sales by TMS decreased 6 percent for fiscal 2012 compared to fiscal 2011.

Our financing volume and market share decreased in fiscal 2012 compared to fiscal 2011.  Lower volume and market share were driven primarily by the decreased supply of new Toyota and Lexus vehicles and a lower level of TMS subvention programs.  Vehicle financing volume that was subvened by TMS decreased by 29 percent in fiscal 2012 compared to fiscal 2011.  TMS subvention levels declined as the lower supply of new vehicles coupled with new product launches by TMS reduced the need for subvention.

The composition of our net earning assets is summarized below:

	Years ended March 31,						Percentage change
							2012 to	2011 to
(Dollars in millions)	2012		2011		2010		2011	2010
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1		$45,296		$45,688		$43,748	(1)%	4%
Dealer financing, net		12,746		12,048		11,339	6%	6%
Total finance receivables, net		58,042		57,736		55,087	1%	5%
Investments in operating leases, net		18,743		19,041		17,151	(2)%	11%
Net earning assets		$76,785		$76,777		$72,238	-%	6%

Retail Financing (average original contract term)
Lease contracts2	38	months	39	months	40	months
Retail contracts3	63	months	62	months	62	months

Dealer Financing (Number of dealers serviced)
Toyota and Lexus dealers4		986		975		963	1%	1%
Vehicle dealers outside of the
Toyota/Lexus dealer network		492		470		490	5%	(4)%
Industrial equipment dealers		142		139		146	2%	(5)%
Total number of dealers receiving
wholesale financing		1,620		1,584		1,599	2%	(1)%

Dealer inventory financed (units in thousands)		245		253		257	(3)%	(2)%

1	Includes direct finance leases.
2	Lease contract terms range from 24 months to 60 months.
3	Retail contract terms range from 24 months to 85 months.
4  Includes wholesale and other loan arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our overall new and used retail contract volume decreased 11 percent during fiscal 2012 as compared to fiscal 2011.  Much of the decrease was attributable to a decrease in overall TMS vehicle sales and subvention levels.  Retail finance receivables at March 31, 2012 were relatively flat compared to the balance at March 31, 2011, as the volume of new vehicles financed was relatively consistent with portfolio liquidations.

Lease Contract Volume and Earning Assets

Our overall vehicle lease contract volume during fiscal 2012 decreased 31 percent as compared to fiscal 2011.  Vehicle lease contract volume is affected by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.  Much of the decrease during fiscal 2012 was attributable to a decrease in TMS vehicle sales and subvention levels.  Our investment in operating leases, net decreased by 2 percent at March 31, 2012 as compared to the balance at March 31, 2011 due to lower contract volume.

Dealer Financing and Earning Assets

Dealer financing, net increased 6 percent to $12.7 billion at March 31, 2012 from March 31, 2011.  The growth was primarily due to an increase in real estate loans, working capital loans, and dealer floorplan receivables.  The total number of dealers receiving financing increased by 2 percent at March 31, 2012 as compared to March 31, 2011.  While the number of dealer inventory financed units decreased 3 percent at March 31, 2012 as compared to March 31, 2011, the decline was offset by higher average dollar amount per vehicle financed.

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

Impairment of Operating Leases

We review operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable.  If such events or changes in circumstances are present, and if the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms are less than book value, the operating lease assets are considered to be impaired and a loss is calculated and recorded in the current period Consolidated Statement of Income.  As of March 31, 2012, there was no indication of impairment in our operating lease portfolio.

Disposition of Off-Lease Vehicles

The following table summarizes our vehicle sales at lease termination and our scheduled maturities related to our leased vehicle portfolio by period:

	Years ended March 31,			Percentage Change
				2012 to	2011 to
(Units in thousands)	2012	2011	2010	2011	2010
Scheduled maturities	273	278	240	(2)%	16%

Vehicles sold through:
Dealer Direct program
Grounding dealer	22	43	43	(49)%	-%
Dealer Direct online program	2	11	10	(82)%	10%
Physical auction	14	45	49	(69)%	(8)%
Total vehicles sold at lease termination	38	99	102	(62)%	(3)%

Scheduled maturities decreased 2 percent in fiscal 2012 as compared to fiscal 2011.  Vehicles sold at lease termination relative to scheduled maturities in fiscal 2012 decreased significantly as compared to fiscal 2011 and 2010.  The lower rate of vehicles sold at lease termination relative to scheduled maturities during fiscal 2012, as compared to fiscal 2011 and 2010, was the result of strong used vehicle values resulting in lower lease return rates.  Refer to Item 1. “Business – Finance Operations – Retail and Lease Financing - Remarketing” for additional information on lease disposition.

Depreciation on Operating Leases

The following table provides information related to our depreciation on operating leases:

	Years ended March 31,			Percentage change
				2012 to	2011 to
	2012	2011	2010	2011	2010
Depreciation on operating leases
(dollars in millions)	$3,339	$3,353	$3,564	-%	(6)%

Average operating lease units outstanding
(in thousands)	783	787	724	(1)%	9%

We record depreciation expense on the portion of our lease portfolio classified as operating leases.   Depreciation expense is recorded on a straight-line basis over the lease term and is based upon the depreciable basis of the leased vehicle.  The depreciable basis is originally established as the difference between a leased vehicle’s original acquisition value and its residual value established at lease inception.  Changes to residual values will have an effect on depreciation expense.  To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease-end will approximate the estimated end-of-term market value.  Refer to “Critical Accounting Estimates” for a further discussion of the estimates involved in the determination of residual values.

Depreciation expense on operating leases for fiscal 2012 remained consistent as compared to depreciation expense for fiscal 2011, primarily because the total number of operating lease units outstanding remained relatively consistent over those periods.  Depreciation expense can be affected by changes in the used vehicle market because used vehicle market trends are a significant factor in estimating end-of-term market values.  Used vehicle values remained near an all-time high during fiscal 2012; however, sustainability of these levels is uncertain.

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

The types and models of the vehicles in our retail and lease portfolios have an effect on loss severity.  Vehicle product mix can be influenced by factors such as customer preferences, fuel efficiency and fuel prices.  These factors impact the demand for and prices of used vehicles and consequently, loss severity.

Operational Changes

Operational changes and ongoing implementation of new information and transaction systems are designed to have a positive effect on the credit risk profile of our retail contract and lease portfolios.  Customer service improvements in the management of delinquencies and credit losses increase operational efficiency and effectiveness. We continue to make improvements in our service operations and credit loss mitigation methods.

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

We assign risk classifications to each of our dealer groups based on their financial condition, the strength of the collateral, and other quantitative and qualitative factors including input from our field personnel.  Our monitoring processes of the dealer groups are based on these risk classifications.  We periodically update the risk classifications based on changes in financial condition.  As part of our monitoring processes, we require dealers to submit monthly financial statements.  We also perform periodic physical audits of vehicle inventory as well as monitor the timeliness of dealer inventory financing payoffs in accordance with the agreed upon terms to identify possible risks.  In response to the economic environment, we continue to enhance our risk management processes to mitigate dealer portfolio risk and to focus on higher risk dealers.  We have enhanced risk governance, inventory audit, and credit watch processes.  Where appropriate, we increase the frequency of our audits and examine more closely the financial condition of the dealer group.  We continue to be stringent in underwriting dealers and have conducted targeted personnel training to address dealer credit risk.

We provide financing for some dealerships which sell products not distributed by TMS or one of its affiliates.  A significant adverse change in a non-Toyota/Lexus manufacturer such as restructuring and bankruptcy may increase the risk associated with the dealers we have financed that sell these products.

Credit Loss Experience

The overall credit quality of our consumer portfolio in fiscal 2012 continued to benefit from our focus on purchasing practices and collection efforts.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have higher credit scores than non-subvened contracts.  These factors, combined with strong used vehicle prices, contributed to decreased levels of delinquency and net charge-offs during fiscal 2012 as compared to fiscal 2011.  For additional information regarding the potential impact of current market conditions, refer to “Part I. Item 1A. Risk Factors”.

The following table provides information related to our credit loss experience:

	Years ended March 31,
	2012	2011	2010
Net charge-offs as a percentage of average gross earning assets
Finance receivables	0.24%	0.61%	1.15%
Operating leases	0.11%	0.22%	0.63%
Total1	0.21%	0.52%	1.03%

Default frequency as a percentage of outstanding contracts	1.43%	2.11%	2.79%
Average loss severity per unit2	$5,869	$7,110	$8,342

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets
Finance receivables3	0.19%	0.27%	0.45%
Operating leases3	0.16%	0.23%	0.45%
Total	0.18%	0.26%	0.45%

1	During fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.
2	Average loss per unit upon disposition of repossessed vehicles or charge-off prior to repossession.
3	Finance and operating lease balances 60 or more days past due includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed or charged off.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Default frequency as a percentage of average outstanding contracts decreased to 1.43 percent during fiscal 2012 as compared to 2.11 percent during fiscal 2011.  Our continued focus on purchasing practices and collection efforts has contributed to the improvement in default frequency and delinquency levels.  Strong used vehicle prices also positively affected default frequency as some customers, who otherwise may have defaulted, were able to sell their vehicles in order to pay off their finance contracts.  In addition, we experienced lower loss severity as prices of used vehicles remained near an all-time high and positively affected net loss per charged-off unit during fiscal 2012.

The manufacturing disruptions and production suspensions resulting from the natural disasters that occurred in Japan in March 2011 and Thailand in October 2011 lowered the availability of new vehicles and further supported used vehicle values.  As a result, our level of net charge-offs for fiscal 2012 decreased significantly compared with the same periods in the prior year.  Net charge-offs as a percentage of average gross earning assets decreased from 0.52 percent at March 31, 2011 to 0.21 percent at March 31, 2012.

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

The allowance for credit losses for our dealer portfolio is established by first aggregating dealer financing receivables into loan-risk pools, which are determined based on the risk characteristics of the loan (e.g. secured by either vehicles and industrial equipment, real estate or dealership assets, or unsecured).  We then analyze dealer pools using an internally developed risk rating.  In addition, we have established procedures that focus on managing high risk loans in our dealer portfolio.  Our field operations management and our special assets group are consulted each quarter to determine if any specific dealer loan is considered impaired.  A receivables account balance is considered impaired when it is probable that we will be unable to collect all amounts due (including principal and interest) according to the terms of the contract.  If impaired loans are identified, specific reserves are established, as appropriate, and the loan is removed from the loan-risk pool for separate monitoring.

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Years ended March 31,
(Dollars in millions)	2012	2011	2010
Allowance for credit losses at beginning of period	$879	$1,705	$1,864
Provision for credit losses	(98)	(433)	604
Charge-offs, net of recoveries1	(162)	(393)	(763)
Allowance for credit losses at end of period	$619	$879	$1,705

1
During fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.  This change resulted in an increase in charge-offs of $38 million for fiscal 2010.  Charge-offs were net of recoveries of $123 million, $137 million, and $145 million in fiscal 2012, 2011, and 2010, respectively.

	Years ended March 31,
(Dollars in millions)	2012	2011	2010
Allowance for credit losses as a percentage of
gross earning assets
Finance receivables	0.89%	1.28%	2.62%
Operating leases	0.51%	0.65%	1.30%
Total1	0.80%	1.13%	2.31%

1	During fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.

During fiscal 2012, our allowance for credit losses decreased $260 million from $879 million at March 31, 2011 to $619 million at March 31, 2012.  The decline in our allowance for credit losses was driven by improvements in per unit loss severity and default frequency.  The improvement in per unit loss severity was attributable to higher used vehicle values.  Prices of used vehicles remained near an all-time high during fiscal 2012 primarily due to the low supply of used vehicles.  In addition, the reduction in availability of new Toyota and Lexus vehicles resulting from the manufacturing disruptions caused by natural disasters in Japan in March of 2011 and Thailand in October 2011 increased demand for certain used Toyota and Lexus vehicles.  The increased demand further supported the favorable trend in used vehicle values.  Our continued focus on purchasing practices and collection efforts contributed to the improvement in default frequency and related delinquency trends.  Strong used vehicle prices also positively affected default frequency as some customers, who otherwise may have defaulted, were able to sell their vehicles in order to pay off their finance contracts.  As a result, our net charge-offs improved significantly during fiscal 2012 as compared to fiscal 2011.

The favorable levels in our per unit loss severity, delinquencies, default frequency and net charge-offs reflect patterns of credit behavior different from our historical patterns and levels.  An unusual combination of factors including the low supply of used vehicles and the impact of the natural disasters occurring in Japan and Thailand, have contributed to these trends.  We considered these factors as well as the fragile condition of the U.S. economy and our historical seasonal patterns in establishing our allowance for credit losses at March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity risk is the risk relating to our ability to meet our financial obligations when they come due.  Our liquidity strategy is to ensure that we maintain the ability to fund assets and repay liabilities in a timely and cost-effective manner, even in adverse market conditions.  Our strategy includes raising funds via the global capital markets, and through loans, credit facilities, and other transactions as well as generating liquidity from our balance sheet.  This strategy has led us to develop a borrowing base that is diversified by market and geographic distribution, investor type, and financing structure, among other factors.

The following table summarizes the components of our outstanding funding sources at carrying value:

	March 31,
(Dollars in millions)	2012	2011
Commercial paper1	$21,247	$19,943
Unsecured notes and loans payable2	41,415	45,304
Secured notes and loans payable	9,789	10,626
Carrying value adjustment3	783	1,409
Total Debt	$73,234	$77,282

1	Includes unamortized premium/discount.
2	Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $4.8 billion to $11.1 billion with an average balance of $9.2 billion for fiscal 2012.

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

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified five countries for which these conditions exist; Portugal, Ireland, Italy, Greece and Spain.  We do not currently have exposure to these or other European sovereign counterparties.  As of March 31, 2012, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  As of March 31, 2012, we also maintain a total of $19.0 billion in committed and uncommitted syndicated and bilateral credit facilities for our liquidity purposes.  As of March 31, 2012, less than 8 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $16.1 billion to $21.7 billion during fiscal 2012, with an average outstanding balance of $19.0 billion.  Our commercial paper programs are supported by the liquidity facilities discussed later in this section.  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable at par value:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds		Euro MTNs ("EMTNs")		Eurobonds	Other		Total unsecured notes and loans payable5
Balance at March 31, 20111	$8,914		$22,312		$3,233	$8,969		$43,428
Issuances during fiscal 2012	12,224	2	1,269	3	-	1,450	4	14,943
Maturities and terminations
during fiscal 2012	(2,677)		(10,307)		(2,053)	(2,450)		(17,487)
Balance at March 31, 20121	$18,461		$13,274		$1,180	$7,969		$40,884

Issuance during the one
month ended April 30, 2012	$20	2	$128	3	$-	$250	4	$398

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

2	MTNs and domestic bonds had terms to maturity ranging from approximately 1 year to 20 years, and had interest rates at the time of issuance ranging from 0.5 percent to 3.4 percent.
3	EMTNs had terms to maturity ranging from approximately 2 years to 4 years, and had interest rates at the time of issuance ranging from 3.7 percent to 4.7 percent.
4	Primarily consists of long-term borrowings, all with terms to maturity from approximately 1 year to 6 years, and interest rates at the time of issuance ranging from 0.1 percent to 1.2 percent.
5
Consists of fixed and floating rate debt and other obligations.  Upon the issuance of fixed rate debt and other obligations, we generally elect to enter into pay float interest rate swaps.  Refer to “Derivative Instruments” for further discussion.

We maintain a shelf registration statement with the SEC to provide for the issuance of debt securities in the U.S. capital markets to retail and institutional investors. We qualify as a well-known seasoned issuer under SEC rules, which allows us to issue under our registration statement an unlimited amount of debt securities during the three year period ending March 2015.  Debt securities issued under the U.S. shelf registration statement are issued pursuant to the terms of an indenture which requires TMCC to comply with certain covenants, including negative pledge provisions.  We are in compliance with these covenants.

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2011, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50.0 billion, or the equivalent in other currencies, of which €35.4 billion was available for issuance at April 30, 2012.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

In addition, we may issue other debt securities or enter into other unsecured financing arrangements through the global capital markets.

Secured Notes and Loans Payable

Overview

Asset-backed securitization of our earning asset portfolio provides us with an alternative source of funding.  Our securitization program includes the following types of transactions backed by retail finance receivables: 1) public term securitization, 2) amortizing asset-backed commercial paper conduits and 3) revolving asset-backed commercial paper conduits.  We will continue to evaluate the market for asset-backed securities in considering our funding strategies in the future, including securitizations involving vehicles leases, as described below.

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

Our use of special purpose entities in securitizations is consistent with conventional practice in the securitization market.  None of our officers, directors, or employees hold any equity interests or receive any direct or indirect compensation from our special purpose entities.  These entities do not own our stock or the stock of any of our affiliates.  Each special purpose entity has a limited purpose and generally is permitted only to purchase assets, issue asset-backed securities, and make payments to the security holders, other interest holders and certain service providers as required under the terms of the transactions.

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

We maintain a shelf registration statement with the SEC to provide for the issuance of securities backed by retail finance receivables in the U.S. capital markets.  Funding obtained from our public term securitization transactions is repaid as the underlying finance receivables amortize.  In addition, we retained certain securities from these transactions and may sell them at any time.

As described above, we continue to evaluate alternative funding strategies.  We have filed a shelf registration statement with the SEC to provide for the issuance of securities backed by certificates, each representing special undivided beneficial interests in a pool of vehicle leases and the related leased vehicles.  The registration statement became effective in October 2011.  As of March 31, 2012 we had not yet executed any lease securitization transactions under this registration statement.

At or prior to the time of a lease securitization transaction, certain vehicle leases and related leased vehicles will have been assigned, directly or indirectly, by motor vehicle dealers to the Titling Trust.  See “Item 1. Business – Finance Operations – Retail and Lease Financing – Servicing.”  At the time of a lease securitization transaction, certain of such vehicle leases and related leased vehicles owned by the Titling Trust will be allocated to a special unit of beneficial interest created by the Titling Trust. The special unit of beneficial interest will be represented by a certificate that will be transferred to bankruptcy-remote special purpose entities. As is the case with our public securitizations of retail finance receivables, the special purpose entities will be structured to ensure that the securitized assets are isolated from the claims of creditors of TMCC and that the cash flows from the auto leases and related leased vehicles will be available solely for the benefit of the investors. Much like our public securitizations of retail finance receivables, the investors in asset-backed securities issued in lease securitization transactions will not have recourse to our other assets, and neither TMCC nor its affiliates will guarantee the obligations issued by any lease securitization trust. Our repurchase obligations in respect of securitized leases are generally similar to those in respect of securitized retail finance receivables, except that, for any securitized lease in respect of which it is determined that TMCC breached certain related representations, warranties or covenants, we will be required to make a payment generally equal to the present value of the lease payments and related leased vehicle residual value, which payment will have the effect of reallocating the lease and related leased vehicle to a special unit of beneficial interest owned by us. This repurchase obligation is customary in lease securitization transactions.

The following are asset backed transactions that we have executed.

Public Term Securitization

We regularly sponsor public securitization trusts that issue securities backed by retail finance receivables, including registered securities that we retain.  None of these securities have defaulted, experienced any events of default or failed to pay principal in full at maturity.  We completed our first public term securitization in 1993.

Amortizing Asset-backed Commercial Paper Conduits

We have executed private securitization transactions of retail finance receivables with bank-sponsored multi-seller asset-backed conduits.  During fiscal 2012, these transactions provided us with approximately $4.2 billion in funding which will be repaid as the underlying finance receivables amortize.  Subsequent to March 31, 2012 we executed a private securitization of vehicle leases that provided approximately $500 million in funding.

Liquidity Facilities and Letters of Credit

For additional liquidity purposes, we maintain syndicated credit facilities with certain banks.

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In March 2011, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement, a $5.0 billion three year syndicated bank credit facility pursuant to a Three Year Credit Agreement expiring in fiscal 2014, and a $3.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement expiring in fiscal 2016.  In February 2012, the 364 Day Credit Agreement was renewed for an additional 364 days. Additionally, in March 2012, $4.3 billion of the original $5.0 billion under the Three Year Credit Agreement was extended for one additional year through fiscal 2015, and $2.6 billion of the original $3.0 billion under the Five Year Credit Agreement was extended for one additional year through fiscal 2017.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2012 and March 31, 2011.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2012, we renewed a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents are contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $3.0 billion.  Prior to the renewal, the facility limit was $4.0 billion.  This revolving facility allows us to obtain term funding up to the renewal date.  Any portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of March 31, 2012, approximately $2.4 billion of this facility was utilized, including $378 million utilized during fiscal 2012.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Credit Agreements

TMCC has entered into additional bank credit facilities.  As of March 31, 2012, TMCC has committed bank credit facilities of $1.5 billion that mature in fiscal 2013 and $650 million that mature in fiscal 2014.  An uncommitted bank credit facility in the amount of $500 million matures in fiscal 2013.  These agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2012 and March 31, 2011.

We are in compliance with the covenants and conditions of the credit agreements described above.

Credit Support Agreements

Under the terms of a credit support agreement between TMC and TFSC, TMC has agreed to:

•	maintain 100 percent ownership of TFSC;

•
cause TFSC and its subsidiaries to have a tangible net worth (the aggregate amount of issued capital, capital surplus and retained earnings less any tangible assets) of at least JPY 10 million, equivalent to $120,671 at March 31, 2012; and

•
make sufficient funds available to TFSC so that TFSC will be able to (i) service the obligations arising out of its own bonds, debentures, notes and other investment securities and commercial paper and (ii) honor its obligations incurred as a result of guarantees or credit support agreements that it has extended (collectively, “Securities”).

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

Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our resulting asset liability profile is consistent with the overall risk management strategy directed by the Asset-Liability Committee.  Gains and losses on these derivatives are recorded in interest expense.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in interest expense in the Consolidated Statement of Income.  Refer to Note 1 – Summary of Significant Accounting Policies and Note 7 –Derivatives, Hedging Activities and Interest Expense of the Notes to the Consolidated Financial Statements for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	March 31, 2012	March 31, 20111
Gross derivative assets, net of credit valuation adjustment	$2,660	$4,350
Less: Counterparty netting and collateral2	(2,590)	(3,449)
Derivative assets, net	$70	$901
Embedded derivative assets	$-	$1

Gross derivative liabilities, net of credit valuation adjustment	$1,081	$1,037
Less: Counterparty netting and collateral2	(1,038)	(886)
Derivative liabilities, net	$43	$151
Embedded derivative liabilities	$24	$52

1	Certain prior period amounts have been reclassified to conform to the current period presentation.
2
Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties. As of March 31, 2012, we held collateral of $1,748 million and posted collateral of $196 million.  As of March 31, 2011, we held collateral of $2,567 million and posted collateral of $4 million.

The decrease in net derivative assets as of March 31, 2012 compared to March 31, 2011, is primarily the result of the maturity of certain derivatives which were in a net asset position and our transition to collateral agreements which require daily transfers with a zero threshold.  Refer to the “Counterparty Credit Risk” section for more details.

OFF-BALANCE-SHEET ARRANGEMENTS

Guarantees

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  Other than this fee, there are no corresponding expenses or cash flows arising from our guarantees.  The nature, business purpose, and amounts of these guarantees are described in Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Lending Commitments

We extend term loans and revolving lines of credit to vehicle and industrial equipment dealers for business acquisitions, facilities refurbishment, real estate purchases, and working capital requirements.  These loans are typically secured with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate, and usually are guaranteed by the personal or corporate guarantees of the dealer principals or dealerships.  We also provide financing to various multi-franchise dealer organizations, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  These loans are typically collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities according to the risks assumed in entering into the credit facility and competitive factors.  Approximately one percent of these lending commitments at March 31, 2012 is unsecured.  In addition, at March 31, 2012 and 2011, respectively, we had $10.3 billion and $9.4 billion of wholesale financing demand note facilities not considered to be commitments.  We have also extended credit facilities to affiliates as described in Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 14 – Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2012, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2012 and 2011, no amounts have been recorded under these indemnification provisions.

CONTRACTUAL OBLIGATIONS AND CREDIT-RELATED COMMITMENTS

We have certain obligations to make future payments under contracts and credit-related financial instruments and commitments.  Aggregate contractual obligations and credit-related commitments in existence at March 31, 2012 are summarized as follows (dollars in millions):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt 1	$73,165	$39,030	$15,464	$12,112	$6,559
Estimated interest payments for debt 2	4,609	1,086	1,626	945	952
Estimated net receipts under
interest rate swap agreements2	(1,957)	(461)	(702)	(407)	(387)
Lending commitments 3	6,804	6,804	-	-	-
Premises occupied under lease	81	19	29	23	10
Purchase obligations 4	90	67	22	1	-
Total	$82,792	$46,545	$16,439	$12,674	$7,134

1
Debt reflects the remaining principal obligation.  Foreign currency debt principal is based on current exchange rates as of March 31, 2012.  Excludes unamortized premium/discount of $302 million and fair value adjustments of $783 million.  Includes an adjustment of $412 million to present principal amounts for foreign currency debt in fair value hedging relationships at current exchange rates.

2	Interest payments for debt and swap agreements payable in foreign currencies or based on variable interest rates are estimated using the applicable current rates as of March 31, 2012.
3
Lending commitments represent term loans and revolving lines of credit we extended to vehicle and industrial equipment dealers and affiliates.  Of the amount shown above, $5.8 billion was outstanding as of March 31, 2012.  The amount shown above excludes $10.3 billion of wholesale financing lines not considered to be contractual commitments at March 31, 2012, of which $6.6 billion was outstanding at March 31, 2012.  The above lending commitments have various expiration dates.

4
Purchase obligations represent fixed or minimum payment obligations under supplier contracts.  The amounts included herein represent the minimum contractual obligations in certain situations; however, actual amounts incurred may be substantially higher depending on the particular circumstance, including in the case of information technology contracts, the amount of usage once we have implemented it.  Contracts that do not specify fixed payments or provide for a minimum payment are not included.  Certain contracts noted herein contain voluntary provisions under which the contract may be terminated for a specified fee, ranging up to $5.6 million, depending upon the contract.

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

The vehicle lease return rate represents the number of end-of-term leased vehicles returned to us for sale as a percentage of lease contracts that were originally scheduled to mature in the same period less certain qualified early terminations.  When the market value of a leased vehicle at contract maturity is less than its contractual residual value (i.e., the price at which the lease customer may purchase the leased vehicle), there is a higher probability that the vehicle will be returned to us. In addition, a higher market supply of certain models of used vehicles generally results in a lower relative level of demand for those vehicles, resulting in a higher probability that the vehicle will be returned to us. A higher rate of vehicle returns exposes us to greater risk of loss at lease termination.  At March 31, 2012, holding other estimates constant, if the return rate for our existing portfolio of leased vehicles were to increase by one percentage point from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $15 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

End-of-term market values determine the amount of loss severity at lease maturity.  Loss severity is the extent to which the end-of-term market value of a leased vehicle is less than the estimated residual value.  We may incur losses to the extent the end-of-term market value of a leased vehicle is less than the estimated residual value.  At March 31, 2012, holding other estimates constant, if end-of-term market values for returned units of leased vehicles were to decrease by one percent from our present estimates, the effect would be to increase depreciation on these vehicles by approximately $53 million.  This increase in depreciation would be charged to depreciation on operating leases in the Consolidated Statement of Income on a straight-line basis over the remaining terms of the operating leases.

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

Sensitivity Analysis

The assumptions used in evaluating our exposure to credit losses involve estimates and significant judgment.  The expected loss severity and default frequency on the vehicle retail and lease portfolios represent two of the key assumptions involved in determining the allowance for credit losses.  Holding other estimates constant, a 10 percent increase or decrease in either the estimated loss severity or the estimated default frequency on the vehicle retail installment sales and lease portfolios would have resulted in a change in the allowance for credit losses of $50 million as of March 31, 2012.

Derivative Instruments

We manage our exposure to market risks such as interest rate and foreign currency risks with derivative instruments.  These instruments include interest rate swaps, foreign currency swaps, and interest rate caps.  Our use of derivatives is limited to the management of interest rate and foreign currency risks.  For further discussion of the accounting treatment of our derivatives, refer to Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

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

During fiscal 2012, no material changes were made to the valuation models. For a description of the assets and liabilities carried at fair value and the controls over valuation, refer to Note 2 - Fair Value Measurements of the Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

Market risk is the sensitivity of our financial instruments to changes in market prices, interest and foreign exchange rates.  Market risk is inherent in the financial instruments associated with our operations, including debt, cash equivalents, available-for-sale securities, finance receivables and derivatives.  Our business and global capital market activities give rise to market sensitive assets and liabilities.

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

Sensitivity Model Assumptions

Interest rate scenarios were derived from implied forward curves based on market expectations.  Internal and external data sources were used for the reinvestment of maturing assets, refinancing of maturing debt and replacement of maturing derivatives.  The prepayment of retail and lease receivables was based on our historical experience and attrition projections, voluntary or involuntary.  We monitor our balance sheet positions, economic trends and market conditions, internal forecasts and expected business growth in an effort to maintain the reasonableness of the sensitivity model.

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

Sensitivity analysis	Immediate change in rates
(in millions)	+100bp	-100bp
March 31, 2012	$29.30	$(9.60)
March 31, 2011	$7.90	$0.20

Our net interest cash flow sensitivity results show a slightly asset sensitive position at both March 31, 2012 and March 31, 2011.  We regularly assess the viability of our business and hedging strategies to reduce unacceptable risks to earnings and implement such strategies to protect our net interest margins from the potential negative effects of changes in interest rates.  We have established risk limits to monitor and control our exposures.  Our current exposure is considered within tolerable limits.

Foreign currency risk

Foreign currency risk represents exposure to changes in the values of our current holdings and future cash flows denominated in other currencies.  To meet our funding objectives, we issue fixed and floating rate debt denominated in a number of different currencies.  Our policy is to minimize exposures to changes in foreign exchange rates.  Currency exposure related to foreign currency debt is hedged at issuance through the execution of foreign currency swaps which effectively convert our obligations on foreign denominated debt into U.S. dollar denominated 3-month LIBOR based payments.  As a result, our economic exposure to foreign currency risk is minimized.

Our debt is accounted for at amortized cost in our Consolidated Balance Sheet.  We may elect to designate our debt in hedge accounting relationships for changes in interest rate risk, foreign currency risk or both. If our debt is hedged in a fair value hedge accounting relationship, we adjust the carrying value of our debt to reflect changes in the fair value attributable to interest and foreign currency risks with an offsetting amount recorded in interest expense in the Consolidated Statement of Income.  If the debt is not in a hedge accounting relationship, the debt is translated into U.S. dollars using the applicable exchange rate at the transaction date and retranslated at each balance sheet date using the exchange rate in effect at that date.  Additionally, we also recognize changes in the fair value of derivatives designated as hedges in interest expense in the Consolidated Statement of Income.

Certain fixed income mutual funds in our investment securities portfolio are exposed to foreign currency risk. The funds may invest directly in foreign currencies, in securities that trade in and receive revenues in foreign currencies, or in financial derivatives that provide exposure to foreign currencies. The funds may also enter into foreign currency derivative contracts to hedge the currency exposure associated with some or all of the fund’s securities. The market value of these holdings is translated into U.S. dollars based on the current exchange rates each business day. The effect of changes in foreign currency on our portfolio is reflected in the net asset value of the fund.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivatives counterparties to which we had credit exposure at March 31, 2012 were assigned investment grade ratings by a credit rating organization.  In addition, we require counterparties that are or become rated BBB+ or lower to fully collateralize their net derivative exposures with us.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

Our International Swaps and Derivatives Association (“ISDA”) Master Agreements contain reciprocal collateral arrangements which help mitigate our exposure to the credit risk associated with our counterparties.  We perform valuations of our position with each counterparty and transfer cash collateral on either a monthly or daily basis depending on the counterparty.  During fiscal 2012 we implemented daily valuation and collateral exchange arrangements with a majority of our counterparties on a zero threshold fully-collateralized basis.  For the remaining counterparties with monthly exchanges, our agreements require transfer of cash collateral in excess of a specified threshold if the market value of either counterparty’s net derivatives position exceeds a specified ratings-based threshold.  In addition, if either party, in its reasonable opinion, believes there has been a material decline in the creditworthiness of its counterparty, it can call for more frequent collateral transfers.  For all counterparties with whom we exchange collateral daily, the threshold for collateral transfers is zero, which significantly reduces counterparty credit risk exposure.  Under our ISDA Master Agreements, cash is the only permissible form of collateral.  Neither we nor our counterparties are required to hold collateral in a segregated account.  Our collateral arrangements include legal right of offset provisions, pursuant to which collateral amounts are netted against derivative assets or derivative liabilities, which are included in other assets or other liabilities in our Consolidated Balance Sheet.

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below (dollars in millions):

	March 31,
(Dollars in millions)	2012	2011
Credit Rating
AA	$5	$497
A	68	379
BBB	-	37
Total net counterparty credit exposure1	$73	$913

1	Amounts exclude counterparty credit valuation adjustments of $3 million and $12 million at March 31, 2012 and March 31, 2011, respectively.

The decrease in net counterparty credit exposure is the result of the implementation of zero threshold daily valuation and collateral exchange arrangements during fiscal 2012 for the majority of our counterparties.  At March 31, 2012, we recorded a credit valuation adjustment of $3 million related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

Issuer Credit Risk

Issuer credit risk represents exposures to changes in the creditworthiness of individual issuers or groups of issuers.  Changes in economic conditions may expose us to issuer credit risk where the value of an asset may be adversely impacted by changes in the levels of credit spreads, by credit migration, or by defaults.

The following tables summarize our fixed income holding distribution as of March 31, 2012 and 2011 by market value and credit rating (dollars in millions):

	As of March 31, 2012
			Distribution by credit rating
	Amortized	Fair					BB
Fixed income security category	cost	value	AAA	AA	A	BBB	or below
Fixed income mutual funds	$1,788	$1,844	$544	$1,201	$62	$-	$37
Asset backed securities	13	13	9	4	-	-	-
Mortgage backed securities	132	139	18	108	1	-	12
U.S. government and
agency obligations	108	108	-	108	-	-	-
Certificates of deposit	1,341	1,341	-	435	906	-	-
Commercial paper	633	633	50	404	179	-	-
Corporate debt securities	100	107	-	7	51	33	16
Municipal debt securities	17	20	3	11	6	-	-
Foreign government debt
securities	3	3	3	-	-	-	-
Total	$4,135	$4,208	$627	$2,278	$1,205	$33	$65

	As of March 31, 2011
			Distribution by credit rating
	Amortized	Fair					BB
Fixed income security category	cost	value	AAA	AA	A	BBB	or below
Fixed income mutual funds	$1,834	$1,835	$1,193	$232	$352	$58	$-
Asset backed securities	22	22	22	-	-	-	-
Mortgage backed securities	101	103	94	2	-	-	7
U.S. government and
agency obligations	96	95	92	2	1	-	-
Certificates of deposit	1,820	1,821	-	654	1,167	-	-
Commercial paper	385	385	-	-	385	-	-
Corporate debt securities	121	126	3	13	59	37	14
Municipal debt securities	15	15	5	5	5	-	-
Foreign government debt
securities	5	5	5	-	-	-	-
Total	$4,399	$4,407	$1,414	$908	$1,969	$95	$21

Equity Price Risk

We are exposed to equity price risk related to equity investments included in our investment portfolio.  These investments, classified as available-for-sale in our Consolidated Balance Sheet, consist of passively managed mutual funds that are designed to track the performance of major equity market indices.  Fair market values of the equity investments are determined using a net asset value that is quoted in an active market.

A summary of the unrealized gains and losses on equity investments assuming a 10 percent and 15 percent adverse change in market prices is presented below.  Unrealized gains and losses are included in other comprehensive income in the Consolidated Statement of Shareholder’s Equity (dollars in millions):

	March 31,
	2012	2011
Cost	$268	$259
Fair market value	$451	$415
Unrealized gain (loss), net of tax	$113	$95
With estimated 10 percent adverse change, net of tax	$85	$70
With estimated 15 percent adverse change, net of tax	$71	$57

These hypothetical scenarios, derived from historical market price fluctuations, represent an estimate of reasonably possible net losses and are not necessarily indicative of actual results that may occur.  Additionally, the hypothetical scenarios do not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from estimates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Toyota Motor Credit Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Toyota Motor Credit Corporation and its subsidiaries (the “Company”) at March 31, 2012 and March 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
June 6, 2012

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME

	Years ended March 31,
(Dollars in millions)	2012	2011	2010
Financing revenues:
Operating lease	$4,693	$4,888	$4,739
Retail	2,371	2,791	3,086
Dealer	365	385	338
Total financing revenues	7,429	8,064	8,163

Depreciation on operating leases	3,339	3,353	3,564
Interest expense	1,300	1,614	2,023
Net financing revenues	2,790	3,097	2,576

Insurance earned premiums and contract revenues	604	543	452
Investment and other income, net	113	236	228
Net financing revenues and other revenues	3,507	3,876	3,256

Expenses:
Provision for credit losses	(98)	(433)	604
Operating and administrative	857	1,059	760
Insurance losses and loss adjustment expenses	325	247	213
Total expenses	1,084	873	1,577

Income before income taxes	2,423	3,003	1,679
Provision for income taxes	937	1,150	616

Net income	$1,486	$1,853	$1,063

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	March 31, 2012	March 31, 2011
ASSETS

Cash and cash equivalents	$5,060	$6,830
Restricted cash	682	705
Investments in marketable securities	4,659	4,822
Finance receivables, net	58,042	57,736
Investments in operating leases, net	18,743	19,041
Other assets	1,727	2,570
Total assets	$88,913	$91,704

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$73,234	$77,282
Deferred income taxes	5,412	4,424
Other liabilities	2,605	3,142
Total liabilities	81,251	84,848

Commitments and contingencies (See Note 14)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500
issued and outstanding at March 31, 2012 and 2011, respectively	915	915
Additional paid-in-capital	2	1
Accumulated other comprehensive income	160	100
Retained earnings	6,585	5,840
Total shareholder's equity	7,662	6,856
Total liabilities and shareholder's equity	$88,913	$91,704

The following table presents the assets and liabilities of our consolidated variable interest entities.  The assets of the variable interest entities can only be used to settle obligations of the consolidated variable interest entities, and the creditors (or beneficial interest holders) do not have recourse to our general credit.  These assets and liabilities are included in the consolidated balance sheet above.

(Dollars in millions)	March 31, 2012	March 31, 2011
ASSETS
Finance receivables, net	$10,530	$11,317
Total assets	$10,530	$11,317

LIABILITIES
Debt	$9,789	$10,626
Other liabilities	2	3
Total liabilities	$9,791	$10,629

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in-capital	(loss) income	earnings	Total

BALANCE AT MARCH 31, 2009	$915	$1	$(63)	$3,240	$4,093

Net income for the year ended
March 31, 2010	-	-	-	1,063	1,063
Net unrealized gain on available-for-sale
marketable securities, net of tax provision
of $95	-	-	154	-	154
Reclassification adjustment for net loss on
available-for-sale marketable securities
included in net income, net of tax benefit
of $8	-	-	13	-	13
Total comprehensive income	-	-	167	1,063	1,230
Dividends	-	-	-	(50)	(50)
BALANCE AT March 31, 2010	$915	$1	$104	$4,253	$5,273

Net income for the year ended
March 31, 2011	-	-	-	1,853	1,853
Net unrealized gain on available-for-sale
marketable securities, net of tax provision
of $3	-	-	4	-	4
Reclassification adjustment for net gain on
available-for-sale marketable securities
included in net income, net of tax provision
of $5	-	-	(8)	-	(8)
Total comprehensive income	-	-	(4)	1,853	1,849
Dividends	-	-	-	(266)	(266)
BALANCE AT March 31, 2011	$915	$1	$100	$5,840	$6,856

Net income for the year ended
March 31, 2012	$-	$-	$-	$1,486	$1,486
Net unrealized gain on available-for-sale on
marketable securities, net of tax provision
of $23	-	-	43	-	43
Reclassification adjustment for net loss on
available-for-sale marketable securities
included in net income, net of tax benefit
of $10	-	-	17	-	17
Total comprehensive income	-	-	60	1,486	1,546
Stock-based compensation	-	1	-	-	1
Dividends	-	-	-	(741)	(741)
BALANCE AT March 31, 2012	$915	$2	$160	$6,585	$7,662

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years ended March 31,
(Dollars in millions)	2012	2011	2010
Cash flows from operating activities:
Net income	$1,486	$1,853	$1,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,410	3,428	3,683
Recognition of deferred income	(1,183)	(1,251)	(1,032)
Provision for credit losses	(98)	(433)	604
Amortization of deferred costs	575	541	447
Foreign currency and other adjustments to the carrying value of debt, net	(1,893)	1,767	2,410
Net loss (gain) from sale of investments in marketable securities	25	(47)	(15)
Other-than-temporary impairment on investments in marketable securities	-	-	7
Net change in:
Restricted cash	23	(532)	(173)
Derivative assets	832	(317)	(411)
Other assets (Note 8) and accrued income	74	(49)	151
Deferred income taxes	954	1,136	733
Derivative liabilities	(136)	(364)	(774)
Other liabilities	(217)	39	110
Net cash provided by operating activities	3,852	5,771	6,803
Cash flows from investing activities:
Purchase of investments in marketable securities	(7,696)	(5,695)	(1,097)
Proceeds from sales of investments in marketable securities	1,571	1,917	786
Proceeds from maturities of investments in marketable securities	6,355	1,517	260
Acquisition of finance receivables (excluding wholesale)	(22,149)	(23,294)	(21,196)
Collection of finance receivables (excluding wholesale)	22,341	21,765	20,554
Net change in wholesale receivables	(267)	(484)	(189)
Acquisition of investments in operating leases	(7,619)	(10,112)	(7,241)
Disposals of investments in operating leases	5,233	5,479	4,805
Advances to affiliates	(3,851)	(2,815)	(2,313)
Repayments from affiliates	3,451	2,468	3,269
Other, net	(32)	(32)	(25)
Net cash used in investing activities	(2,663)	(9,286)	(2,387)
Cash flows from financing activities:
Proceeds from issuance of debt (excluding commercial paper)	20,308	21,879	11,833
Payments on debt (excluding commercial paper)	(21,824)	(16,096)	(21,595)
Net change in commercial paper	1,298	469	1,477
Advances from affiliates	6	33	2,001
Repayments to affiliates	(2,006)	(17)	(37)
Dividends paid to TFSA	(741)	(266)	(50)
Net cash (used in) provided by financing activities	(2,959)	6,002	(6,371)
Net (decrease) increase in cash and cash equivalents	(1,770)	2,487	(1,955)
Cash and cash equivalents at the beginning of the period	6,830	4,343	6,298
Cash and cash equivalents at the end of the period	$5,060	$6,830	$4,343
Supplemental disclosures:
Interest paid	$1,591	$1,733	$2,124
Income taxes (received) paid, net	$(112)	$35	$(207)
Non-cash financing:
Capital contribution for stock-based compensation	$1	$-	$-

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

We provide a variety of finance and insurance products to authorized Toyota and Lexus vehicle dealers or dealer groups and, to a lesser extent, other domestic and import franchise dealers (collectively referred to as “vehicle dealers”) and their customers in the United States (excluding Hawaii) (the “U.S.”) including Puerto Rico.  Our products fall primarily into the following product categories:

•
Finance - We acquire a broad range of retail finance products including retail installment sales contracts (or “retail contracts”) in the U.S. and Puerto Rico and leasing contracts accounted for as either direct finance leases or operating leases (or “lease contracts”) from vehicle and industrial equipment dealers in the U.S.  We also provide dealer financing, including wholesale financing (also referred to as floorplan financing), term loans, revolving lines of credit and real estate financing to vehicle and industrial equipment dealers in the U.S. and Puerto Rico.

•
Insurance - Through Toyota Motor Insurance Services, Inc. (“TMIS”), a wholly-owned subsidiary, we provide marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers.  We also provide coverage and related administrative services to certain of our affiliates in the U.S.

Our business is substantially dependent upon the sale of Toyota and Lexus vehicles.  Any extended reduction or suspension of vehicle production or sale of vehicles in the U.S. due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, could have an adverse effect on the level of our financing volume, insurance volume, earning assets and revenues.

Our primary finance operations are located in the U.S. and Puerto Rico with earning assets principally sourced through Toyota and Lexus vehicle dealers.  As of March 31, 2012, approximately 20 percent of vehicle retail contracts and lease assets were concentrated in California, 10 percent in Texas, 8 percent in New York, and 6 percent in New Jersey.  Our insurance operations are located in the U.S.  As of March 31, 2012, approximately 24 percent of insurance policies and contracts were concentrated in California, 8 percent in New York and 6 percent in New Jersey.  Any material adverse changes to the economies or applicable laws in these states could have an adverse effect on our financial condition and results of operations.

Basis of Presentation

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America.

Certain prior period amounts have been reclassified to conform to the current year presentation.  Related party transactions presented in the Consolidated Financial Statements are disclosed in Note 15 – Related Party Transactions of the Notes to Consolidated Financial Statements.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Revenue Recognition

Retail Contracts and Dealer Financing Revenues

Revenues associated with retail contracts and dealer financing are recognized so as to approximate a level rate of return over the contract term.  Incremental direct costs incurred in connection with the acquisition of retail contracts and dealer financing receivables, including incentive and rate participation payments made to vehicle and industrial equipment dealers, are capitalized and amortized so as to approximate a level rate of return over the term of the related contracts.  Payments received on affiliate sponsored special rate programs (“subvention”) are deferred and recognized to approximate a constant rate of return over the term of the related contracts.

Operating Lease Revenues

Investments in operating leases are recorded at cost and depreciated on a straight-line basis over the lease term to the estimated residual value.  Operating lease revenue is recorded to income on a straight-line basis over the term of the lease.  Incremental direct costs and fees paid or received in connection with the acquisition of operating leases, including incentive and rate participation payments made to vehicle and industrial equipment dealers and acquisition fees collected from customers, are capitalized or deferred and amortized on a straight-line basis over the term of the related contract.  Payments received on subvention programs are deferred and recognized on a straight-line basis over the term of the related contracts.  Operating lease revenue is recorded net of sales taxes collected from customers.

Direct Finance Lease Revenues

At lease inception, we record the aggregate future minimum lease payments, contractual residual value of the leased vehicle or industrial equipment, and unearned income.  Revenue is recognized over the lease term to approximate a level rate of return on the outstanding net investment.  Incremental direct costs and fees paid or received in connection with the acquisition of direct finance leases, including incentive and rate participation payments made to vehicle and industrial equipment dealers and acquisition fees collected from customers, are capitalized or deferred and amortized to approximate a level rate of return over the term of the related contracts.  Payments received on subvention programs are deferred and recognized to approximate a constant rate of return over the term of the related contracts.

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

Depreciation on Operating Leases

Depreciation on vehicle operating leases is recognized using the straight-line method over the lease term, typically two to five years.  The depreciable basis is the original cost of the vehicle less the estimated residual value of the vehicle at the end of the lease term.  During the lease term, any adjustments to depreciation expense reflecting revised estimates of expected residual values at the end of the lease terms are recorded prospectively on a straight-line basis.

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

Management develops and documents the allowance for credit losses on finance receivables based on three portfolio segments.  We also separately develop and document the allowance for credit losses for investments in operating leases.  Investments in operating leases are not within the scope of accounting guidance governing the disclosure of portfolio segments.  The determination of portfolio segments is based primarily on the qualitative consideration of the nature of our business operations and the characteristics of the underlying finance receivables.  The three portfolio segments within finance receivables, net are:

•
Retail Loan Portfolio Segment – The retail loan portfolio segment consists of retail installment sales contracts acquired from vehicle dealers in the U.S. and Puerto Rico (“retail loan contracts”).  Under a retail loan contract, we are granted a security interest in the underlying collateral which consists primarily of Toyota or Lexus vehicles.  Based on the common risk characteristics associated with the underlying finance receivables, the retail loan portfolio segment is considered a single class of finance receivable.

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

Methodology Used to Develop the Allowance for Credit Losses

Retail Loan Portfolio Segment and Investment in Operating Leases

The level of credit risk in our retail loan portfolio segment and our investment in operating leases is influenced primarily by two factors: default frequency and loss severity, which in turn are influenced by various factors such as economic conditions, the used vehicle market, purchase quality mix, contract term length, and operational changes.

We evaluate the retail loan portfolio segment and the investment in operating leases using methodologies such as roll rate, credit risk grade/tier, and vintage analysis.  We review and analyze external factors, such as changes in economic conditions, actual or perceived quality, safety and reliability of Toyota and Lexus vehicles, unemployment levels, the used vehicle market, and consumer behavior.  In addition, internal factors, such as purchase quality mix and operational changes are also considered in the reviews.

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

Accounting for the Allowance for Credit Losses and Impaired Receivables

The majority of the allowance for credit losses covers estimated losses on the retail loan portfolio segment, the commercial portfolio segment and investments in operating leases, which are collectively evaluated for impairment.  The remainder of the allowance for credit losses covers the estimated losses on the dealer products portfolio segment.  In addition, we establish specific reserves to cover the estimated losses on individual impaired loans (including loans modified in a troubled debt restructuring) within the dealer products portfolio segment.  The specific reserve is assessed based on discounted cash flows, the loan’s observable market price, or the fair value of the underlying collateral if the loan is collateral dependent.

Troubled debt restructurings in the retail loan and commercial portfolio segments are specifically identified as impaired and aggregated with their respective portfolio segments when determining the allowance for credit losses.  Impaired loans in the retail loan and commercial loan portfolio segments are insignificant for individual evaluation and we have determined that the allowance for credit losses for each of the retail loan and commercial portfolio segments would not be materially different if they had been individually evaluated for impairment.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Increases to the allowance for credit losses are accompanied by corresponding charges to the provision for credit losses.  Account balances in the retail loan and commercial portfolio segments and investments in operating leases are charged off against the allowance for credit losses when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first.  In fiscal 2010, we changed our charge-off policy from 150 days to 120 days past due.

Collateral, if recoverable, is repossessed and sold.  Any shortfalls in the retail loan and commercial portfolio segments and investments in operating leases between proceeds received from the sale of repossessed collateral and the amounts due from customers are charged against the allowance.  Any shortfalls in the dealer products portfolio segment between proceeds received from the sale of repossessed collateral and the amounts specifically reserved will result in additional losses.  The allowance related to our earning assets is included in Finance receivables, net and Investments in operating leases, net in the Consolidated Balance Sheet.

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

Cash and Cash Equivalents

Cash equivalents, consisting primarily of money market instruments, commercial paper and certificates of deposit, represent highly liquid investments with maturities of three months or less at purchase.

Restricted Cash

Restricted cash represents customer collections on securitized receivables to be distributed to investors as payments on the related secured debt and certain reserve deposits held for securitization trusts.

Investments in Marketable Securities

Investments in marketable securities consist of debt and equity securities.  Debt and equity securities designated as available-for-sale (“AFS”) are carried at fair value using quoted market prices where available with unrealized gains or losses included in Accumulated Other Comprehensive Income (“AOCI”), net of applicable taxes in the Consolidated Statement of Shareholder’s Equity.  Realized gains and losses are determined using either the specific identification method or first in first out method depending on the type of investment in our portfolio.  Realized investment gains and losses are reflected in Investment and other income, net in the Consolidated Statement of Income.

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

As part of our ongoing assessment of other-than-temporary impairment (“OTTI”), we consider a variety of factors.  Such factors include the length of time and extent to which the market value of a security has been less than cost, adverse conditions specifically related to the industry, geographic area or financial condition of the issuer or underlying collateral of the security, the volatility of the fair value changes, and changes to the fair value after the balance sheet date.

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

We perform periodic reviews of our AFS equity securities to determine whether unrealized losses are temporary in nature.  We consider our intent and ability to hold the security for a period of time sufficient for recovery of fair value.  Where we lack that intent or ability, the equity security’s decline in fair value is deemed to be other-than-temporary.  If losses are considered to be other-than-temporary, the cost basis of the security is written down to fair value and the write down is reflected in Investment and Other Income, net in the Consolidated Statement of Income.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Finance Receivables

Our finance receivables consist of the dealer products, retail loan and commercial portfolio segments.  Finance receivables recorded on our balance sheet are comprised of the unpaid principal balance, plus accrued interest, less charge-offs, net of any unearned income and deferred origination costs and the allowance for credit losses.

Impaired Receivables

A receivable account balance is considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the terms of the contract.  Factors such as payment history, compliance with terms and conditions of the underlying loan agreement and other subjective factors related to the financial stability of the borrower are considered when determining whether a loan is impaired.

Troubled Debt Restructurings

A troubled debt restructuring occurs when an account is modified through a concession to a borrower experiencing financial difficulty.  An account modified under a troubled debt restructuring is considered to be impaired.  In addition, troubled debt restructurings include accounts for which the customer has filed for bankruptcy protection.  For such accounts, we no longer have the ability to modify the terms of the agreement without the approval of the bankruptcy court and the court may impose term modifications that we are obligated to accept.

Payment Defaults

A payment default on an account that has been modified as a troubled debt restructuring is deemed to have occurred when the account becomes thirty days past due.  Accounts for which the debtor has filed for bankruptcy protection are not considered to have a payment default as we are prohibited from applying our normal collection procedures.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Retail Loan and Commercial Portfolio Segments

Receivables within the retail loan and commercial portfolio segments are not placed on nonaccrual status when principal or interest is 90 days or more past due. Rather, these receivables are charged off against the allowance for credit losses when payments due are no longer expected to be received or the account is 120 days contractually delinquent, whichever occurs first.

Investments in Operating Leases

We record our investments in operating leases at acquisition cost, less accumulated depreciation and net of the allowance for credit losses, deferred income and deferred origination fees and costs.

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

On a quarterly basis, we review the estimated end-of-term market values of leased vehicles to assess the appropriateness of the carrying values at lease end. To the extent the estimated end-of-term market value of a leased vehicle is lower than the residual value established at lease inception, the residual value of the leased vehicle is adjusted downward so that the carrying value at lease end will approximate the estimated end-of-term market value. Factors affecting the estimated end-of-term market value are similar to those considered in the evaluation of residual values at lease inception discussed above. These factors are evaluated in the context of their historical trends to anticipate potential changes in the relationship among these factors in the future. For operating leases, adjustments are made on a straight-line basis over the remaining terms of the leases and are included in depreciation on operating leases in the Consolidated Statement of Income. For direct finance leases, adjustments are made at the time of assessment and are recorded as a reduction of direct finance lease revenues which is included under our retail revenues in the Consolidated Statement of Income.

We review operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of the operating leases may not be recoverable. If such events or changes in circumstances are present, we perform a test for recoverability by comparing the expected undiscounted future cash flows (including expected residual values) over the remaining lease terms to the carrying value of the asset group.  If the test for recoverability identifies a possible impairment, the asset group's fair value is measured in accordance with the fair value measurement framework. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value and is recorded in the current period Consolidated Statement of Income.

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

Fair Value Measurements

Some of our assets and liabilities are carried at fair value on a recurring basis; these include our cash equivalents, investments in marketable securities and derivatives.  Certain other financial assets and liabilities are carried at fair value on a nonrecurring basis, based on specific circumstances such as impairment.  Finance receivables and debt are not presented in our financial statements at fair value, but their estimated fair value is included for disclosure purposes, as well as the methods and significant assumptions used to estimate their fair value.

Definition and Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  If quoted prices in an active market are available, fair value is determined by reference to these prices.  If listed prices or quotations are not available, fair value is determined by internally developed models that primarily use, as inputs, market-based or independently sourced parameters, including but not limited to interest rates, volatilities, foreign exchange rates and credit curves.  Additionally, we may reference prices for similar instruments, quoted prices or recent transactions in less active markets.  We use prices and inputs that are current as of the measurement date, including during periods of market dislocation.  In periods of market dislocation, the availability of prices and inputs may be reduced for certain financial instruments.  This condition could result in a financial instrument being reclassified from Level 1 to Level 2 or from Level 2 to Level 3.

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

Valuation Adjustments

We may make valuation adjustments to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, our own creditworthiness, as well as constraints due to market illiquidity or unobservable parameters.

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

Valuation Methods

We maintain policies and procedures to value instruments using the best and most relevant data available.  The Treasury Risk and Analytics Group (“TR&A”) is responsible for determining the fair value of our financial instruments.  TR&A consists of quantitative analysts and risk and accounting professionals.  Using benchmarking techniques, TR&A reviews our valuation pricing models at least annually to assess their ongoing propriety.  As markets and products develop and the pricing for certain products becomes more or less transparent, TR&A refines its valuation methodologies.  TR&A reviews the appropriateness of fair value measurements including validation processes, key model inputs, and the reconciliation of period-over-period fluctuations based on changes in key market inputs.  All valuations, including both internally and externally obtained transaction prices, are validated against transaction prices provided by independent valuation sources.  Our Fair Value Working Group (“FVWG”) reviews and approves the fair value measurement results and other relevant data quarterly.  The FVWG consists of a cross-section of internal stakeholders who are knowledgeable in the area of financial valuations.  All changes to our valuation methodologies are reviewed and approved by the FVWG.

We conduct reviews of our primary pricing services to understand and assess the reasonableness of inputs used in their pricing process.  While we do not have access to our vendors’ proprietary models, we perform detailed reviews of the pricing process, methodologies and control procedures for each asset class for which prices are provided.  Our reviews include examination of the underlying inputs and assumptions for a sample of individual securities selected based on the nature and complexity of the securities.  In addition, our pricing vendors have established processes in place for all valuations, which facilitates identification and resolution of potentially erroneous prices.  We believe that the prices received from our pricing vendors are representative of prices that would be received to sell the assets or paid to transfer the liabilities at the measurement date and are classified appropriately in the hierarchy.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

For financial instruments measured at fair value, the following section describes the valuation methodologies, key inputs and significant assumptions.

Recurring Fair Value Measurements

Cash Equivalents

Cash equivalents include money market instruments, commercial paper and certificates of deposits, which represent highly liquid investments with maturities of three months or less at purchase.  Where money market funds produce a daily net asset value in an active market, we use this value to determine the fair value of the fund investment and classify the investment in Level 1 of the fair value hierarchy.  All other types of cash equivalents are classified in Level 2 of the fair value hierarchy.

Investments in Marketable Securities

The marketable securities portfolio consists of debt and equity securities.  We estimate the value of our debt securities using observed transaction prices, independent pricing services, and either internally or externally developed pricing models.

Pricing methodologies and inputs to valuation models used by the pricing services depend on the security type.  Where possible, quoted prices in active markets for identical securities are used to determine the fair value of the investment securities; these securities are classified in Level 1 of the fair value hierarchy.  Where quotes in active markets are not available, the pricing service uses various pricing models for each asset class that are consistent with what market participants would use.  The inputs and assumptions to the models of the pricing services are derived from market observable sources including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market-related data.  Since many fixed income securities do not trade on a daily basis, the pricing services use available information as applicable, such as benchmark curves, benchmarking of similar securities, sector groupings, and matrix pricing.  These investments are classified in Level 2 of the fair value hierarchy.  Our pricing services may provide us with valuations that are based on significant unobservable inputs; in such circumstances, we classify these investments in Level 3 of the fair value hierarchy.

We hold investments in actively traded open-end equity mutual funds and private placement fixed income mutual funds.  Where the funds produce a daily net asset value that is quoted in an active market, we use this value to determine the fair value of the fund investment and classify the investment in Level 1 of the fair value hierarchy.  Where the funds produce a daily net asset value that is based on a combination of quoted prices from identical and similar securities and/or observable inputs, the funds are classified in Level 2 of the fair value hierarchy.

Derivatives

As part of our risk management strategy, we enter into derivative transactions to mitigate our interest rate and foreign currency exposures.  These derivative transactions are considered over-the-counter for valuation purposes.  All of our derivative counterparties to which we had credit exposure at March 31, 2012 were assigned investment grade ratings by a credit rating organization.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

We estimate the fair value of our derivatives using industry standard valuation models that require observable market inputs, including market prices, yield curves, credit curves, interest rates, foreign exchange rates, volatilities and the contractual terms of the derivative instruments.  For derivatives that trade in liquid markets, model inputs can generally be verified and do not require significant management judgment.  These derivative instruments are classified in Level 2 of the fair value hierarchy.

Certain other derivative transactions trade in less liquid markets with limited pricing information.  For such derivatives, key inputs to the valuation process include quotes from counterparties and other market data used to corroborate and adjust values where appropriate.  Other market data includes values obtained from a market participant that serves as a third party pricing agent.  Inputs obtained from counterparties and third party pricing agents are validated internally using valuation models to assess the reasonableness of changes in factors such as market prices, yield curves, credit curves, interest rates, foreign exchange rates and volatilities.  These derivative instruments are classified in Level 3 of the fair value hierarchy.

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

Nonrecurring Fair Value Measurements

Impaired Finance Receivables

For finance receivables within the dealer products portfolio segment for which there is evidence of impairment, we may measure impairment based on the loan’s observable market price, or the fair value of the underlying collateral if the loan is collateral dependent.  The fair values of impaired finance receivables based on the collateral value or market prices, where available, are reported at fair value on a nonrecurring basis.  The methods used to estimate the fair value of the underlying collateral depends on the specific class of finance receivable.  For finance receivables within the wholesale class of finance receivables, the collateral value is generally based on wholesale market value or liquidation value for new and used vehicles.  For finance receivables within the real estate class of finance receivables, the collateral value is generally based on appraisals from internal or external valuation sources.  For finance receivables within the working capital class of finance receivables, the collateral value is generally based on the expected liquidation value of the underlying dealership assets.   Adjustments may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information.  As these valuations utilize unobservable inputs, our impaired finance receivables are classified in Level 3 of the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Financial Instruments Not Carried at Fair Value

Finance Receivables

Our finance receivables consist of retail loans, comprised of retail loan contracts and commercial loan contracts, and dealer loans, comprised of wholesale, real estate and working capital financing.  Retail loans are primarily valued using a securitization model that incorporates expected cash flows.  We estimate cash flows expected to be collected using contractual principal and interest payments adjusted for specific factors, such as prepayments, default rates, loss severity, credit scores, and collateral type. The securitization model utilizes quoted secondary market rates if available, or estimated market rates that incorporate management's best estimate of investor assumptions about the portfolio. Dealer loans are valued using a discounted cash flow model.  Discount rates are derived based on market rates for equivalent portfolio bond ratings.  As these valuations utilize unobservable inputs, our finance receivables are classified in Level 3 of the fair value hierarchy.

Commercial Paper

The carrying value of commercial paper issued is assumed to approximate fair value due to its short duration and generally negligible credit risk.  We validate this assumption by recalculating the fair value of our commercial paper using quoted market rates.  Commercial paper is classified in Level 2 of the fair value hierarchy.

Unsecured Notes and Loans Payable

The fair value of unsecured notes and loans payable is primarily valued internally based on current market rates and credit spreads for debt with similar maturities.  We value our debt internally utilizing observable inputs and standard industry curves; therefore, we classify these unsecured notes and loans payables in Level 2 of the fair value hierarchy.  Where it is not possible to value the debt internally, we use quoted market prices where available to estimate the fair value of unsecured notes and loans payable.  These unsecured notes and loans payable are classified in Level 3 of the fair value hierarchy since the market for these instruments is not active.  In a limited number of instances, where it is not possible to value the debt instrument internally and quoted market prices are unavailable, we estimate the fair value of unsecured notes and loan payable using quotes from counterparties or a third party pricing agent.  We review the appropriateness of these fair value measurements by assessing the reasonableness of period over period fluctuations.  These valuations utilize unobservable inputs; therefore, we classify these unsecured notes and loans payables in Level 3 of the fair value hierarchy.

Secured Notes and Loans Payable

Fair value is estimated based on current market rates and credit spreads for debt with similar maturities.  We also use internal assumptions, including prepayment speeds and expected credit losses on the underlying securitized assets, to estimate the timing of cash flows to be paid on these instruments.  As these valuations utilize unobservable inputs, our secured notes and loans payables are classified in Level 3 of the fair value hierarchy.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Derivative Instruments

All derivative instruments are recorded on the balance sheet at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow us to net settle asset and liability positions and offset cash collateral held with the same counterparty on a net basis.  Changes in the fair value of derivatives are recorded in interest expense in the Consolidated Statement of Income.

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

Risk Transfer

We transfer certain risks to protect us against the impact of unpredictable high severity losses.  The amounts recoverable from reinsurers and other companies that assume liabilities relating to our insurance operations are estimated in a manner consistent with the related reinsurance or risk transfer agreement.  Amounts recoverable from reinsurers and other companies on unpaid losses are recorded as a receivable but are not collectible until the losses are paid.  Revenues related to risks transferred are recognized on the same basis as the related revenues from the underlying agreements.  Covered losses are recorded as a reduction to insurance losses and loss adjustment expenses.

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

New Accounting Guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the disclosure about offsetting assets and liabilities.  The disclosure requirements of this guidance are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on a company’s financial position.  Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the balance sheet.  The guidance follows the current U.S. GAAP model that allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party, where rights of set-off are only available in the event of default or bankruptcy.  However, the guidance adds new disclosure requirements to improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received.  The accounting guidance is effective for us on April 1, 2013.  We are evaluating the effect that adoption of this guidance will have on our consolidated financial statements.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies (Continued)

Recently Adopted Accounting Guidance

In January 2012, we adopted new FASB accounting guidance on fair value measurement and disclosure requirements.  The guidance generally clarifies the application of existing requirements on topics including the concepts of highest and best use valuation premise, measuring the fair value of instruments classified in shareholder’s equity, and disclosing quantitative information about the unobservable inputs used in the measurement of instruments categorized within Level 3 of the fair value hierarchy.  Additionally, the guidance includes changes on topics such as measuring the fair value of financial instruments that are managed within a portfolio and additional disclosure for fair value measurements categorized within Level 3 of the fair value hierarchy.  The adoption of this accounting guidance did not have a material impact on our consolidated financial condition and results of operations.

In January 2012, we adopted new FASB accounting guidance on repurchase agreements that removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee.  The guidance also removes the collateral maintenance guidance related to this criterion.  The adoption of this accounting guidance did not have a material impact on our consolidated financial condition and results of operations.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Fair Value Measurements

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and March 31, 2011, by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

In instances in which we meet the accounting guidance for set-off criteria, we elect to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist.

Derivative assets were reduced by a counterparty credit valuation adjustment of $3 million and $12 million as of March 31, 2012 and March 31, 2011, respectively.  As of March 31, 2011, derivative liabilities were reduced by a non-performance credit valuation adjustment of $1 million.

As of March 31, 2012
	Fair value measurements on a recurring basis
				Counterparty	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	netting & collateral	value
Cash equivalents:
Money market instruments	$2,591	$256	$-	$-	$2,847
Certificates of deposit	-	495	-	-	495
Commercial paper	-	1,537	-	-	1,537
Cash equivalents total	2,591	2,288	-	-	4,879
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	-	108	-	-	108
Municipal debt securities	-	20	-	-	20
Certificates of deposit	-	1,341	-	-	1,341
Commercial paper	-	633	-	-	633
Foreign government debt securities	-	3	-	-	3
Corporate debt securities	-	106	1	-	107
Mortgage-backed securities:
U.S. government agency	-	105	-	-	105
Non-agency residential	-	4	4	-	8
Non-agency commercial	-	11	15	-	26
Asset-backed securities	-	12	1	-	13
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	40	-	-	40
U.S. government sector fund	-	313	-	-	313
Municipal sector fund	-	21	-	-	21
Investment grade corporate sector fund	-	298	-	-	298
High-yield sector fund	-	37	-	-	37
Real return sector fund	-	231	-	-	231
Mortgage sector fund	-	639	-	-	639
Asset-backed securities sector fund	-	41	-	-	41
Emerging market sector fund	-	62	-	-	62
International sector fund	-	162	-	-	162
Equity mutual fund	451	-	-	-	451
Available-for-sale securities total	451	4,187	21	-	4,659
Derivative assets:
Foreign currency swaps	-	2,142	79	-	2,221
Interest rate swaps	-	426	13	-	439
Counterparty netting and collateral	-	-	-	(2,590)	(2,590)
Derivative assets total	-	2,568	92	(2,590)	70
Embedded derivative assets	-	-	-	-	-
Assets at fair value	3,042	9,043	113	(2,590)	9,608
Derivative liabilities:
Foreign currency swaps	-	(63)	(10)	-	(73)
Interest rate swaps	-	(1,008)	-	-	(1,008)
Counterparty netting and collateral	-	-	-	1,038	1,038
Derivative liabilities total	-	(1,071)	(10)	1,038	(43)
Embedded derivative liabilities	-	-	(24)	-	(24)
Liabilities at fair value	-	(1,071)	(34)	1,038	(67)
Net assets at fair value	$3,042	$7,972	$79	$(1,552)	$9,541

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

As of March 31, 2011

	Fair value measurements on a recurring basis1
				Counterparty	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	netting & collateral	value
Cash equivalents:
Money market instruments	$4,886	$256	$-	$-	$5,142
Certificates of deposit	-	1,276	-	-	1,276
Commercial paper	-	353	-	-	353
Cash equivalents total	4,886	1,885	-	-	6,771
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	37	58	-	-	95
Municipal debt securities	-	15	-	-	15
Certificates of deposit	-	1,821	-	-	1,821
Commercial paper	-	385	-	-	385
Foreign government debt securities	-	5	-	-	5
Corporate debt securities	-	126	-	-	126
Mortgage-backed securities:
U.S. government agency	-	78	-	-	78
Non-agency residential	-	8	-	-	8
Non-agency commercial	-	17	-	-	17
Asset-backed securities	-	22	-	-	22
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	39	-	-	39
U.S. government sector fund	-	478	-	-	478
Municipal sector fund	-	18	-	-	18
Investment grade corporate sector fund	-	317	-	-	317
High-yield sector fund	-	35	-	-	35
Real return sector fund	-	76	-	-	76
Mortgage sector fund	-	639	-	-	639
Asset-backed securities sector fund	-	39	-	-	39
Emerging market sector fund	-	58	-	-	58
International sector fund	-	136	-	-	136
Equity mutual fund	415	-	-	-	415
Available-for-sale securities total	452	4,370	-	-	4,822
Derivative assets:
Foreign currency swaps	-	3,947	113	-	4,060
Interest rate swaps	-	270	20	-	290
Counterparty netting and collateral	-	-	-	(3,449)	(3,449)
Derivative assets total	-	4,217	133	(3,449)	901
Embedded derivative assets	-	-	1	-	1
Assets at fair value	5,338	10,472	134	(3,449)	12,495
Derivative liabilities:
Foreign currency swaps	-	(106)	(4)	-	(110)
Interest rate caps	-	(1)	-	-	(1)
Interest rate swaps	-	(923)	(3)	-	(926)
Counterparty netting and collateral	-	-	-	886	886
Derivative liabilities total	-	(1,030)	(7)	886	(151)
Embedded derivative liabilities	-	-	(52)	-	(52)
Liabilities at fair value	-	(1,030)	(59)	886	(203)
Net assets at fair value	$5,338	$9,442	$75	$(2,563)	$12,292

1	Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  During fiscal 2012, we transferred $27 million of U.S. government and agency obligations from Level 1 to Level 2 due to the lack of quoted prices for identical securities traded in an active market.  Additionally, during fiscal 2012, certain available-for-sale debt instruments were transferred from Level 2 to Level 3 due to reduced transparency of market price quotations for these and/or comparable instruments. Certain derivatives previously categorized as Level 3 in prior periods were valued using observable inputs and were transferred into Level 2 during fiscal 2012 and 2011, respectively.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for fiscal 2012 and 2011:

Year Ended March 31, 2012

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-sale securities					Derivatives				Total net assets (liabilities)
		Non-agency	Non-agency
		residential	commercial		Total				Total
	Corporate	mortgage-	mortgage-	Asset-	available-	Interest	Foreign	Embedded	derivative
	debt	backed	backed	backed	for-sale	rate	currency	derivatives,	assets
(Dollars in millions)	securities	securities	securities	securities	securities	swaps	swaps	net	(liabilities)
Fair value, April 1, 2011	$-	$-	$-	$-	$-	$17	$109	$(51)	$75	$75
Total gains/(losses)
Included in earnings	-	-	-	-	-	11	47	28	86	86
Included in other
comprehensive income	-	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	-	-	-	-	-	-	-	-	-	-
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-	-
Settlements	-	-	-	-	-	(16)	(30)	-	(46)	(46)
Transfers in to Level 3	1	4	15	1	21	-	-	-	-	21
Transfers out of Level 3	-	-	-	-	-	1	(57)	(1)	(57)	(57)
Fair value, March 31, 2012	$1	$4	$15	$1	$21	$13	$69	$(24)	$58	$79
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date						$7	$43	$(4)	$46	$46

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Year Ended March 31, 2011

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
								Total net
	Available-for-sale							assets
	securities			Derivatives				(liabilities)
	Non-agency
	residential		Total				Total
	mortgage-	Asset-	available-	Interest	Foreign	Embedded	derivative
	backed	backed	for-sale	rate	currency	derivatives,	assets
(Dollars in millions)	securities	securities	securities	swaps	swaps	net	(liabilities)
Fair value, April 1, 2010	$-	$3	$3	$16	$69	$(30)	$55	$58
Total gains/(losses)
Included in earnings	-	-	-	74	314	(21)	367	367
Included in other
comprehensive income	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	1	-	1	-	-	-	-	1
Issuances	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
Settlements	-	-	-	(38)	(60)	-	(98)	(98)
Transfers in to Level 3	-	-	-	-	-	-	-	-
Transfers out of Level 3	(1)	(3)	(4)	(35)	(214)	-	(249)	(253)
Fair value, March 31, 2011	$-	$-	$-	$17	$109	$(51)	$75	$75
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date				$19	$145	$(21)	$143	$143

Nonrecurring Fair Value Measurements

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances, for example, when there is evidence of impairment.  For these assets, we record the fair value on a nonrecurring basis and disclose changes in fair value during the reporting period.  Fair value measurements on a nonrecurring basis consisted of Level 3 net finance receivables within the dealer products portfolio segment individually evaluated for impairment of $166 million and $191 million as of March 31, 2012 and March 31, 2011, respectively.

The total change in fair value of financial instruments measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statement of Income consisted of a gain on net finance receivables within the dealer products portfolio segment individually evaluated for impairment of $22 million and $24 million for fiscal 2012 and 2011, respectively and a loss of $27 million on finance receivables for fiscal 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

Level 3 Fair Value Measurements at March 31, 2012

At March 31, 2012, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $21 million, derivative assets of $92 million and derivative liabilities of $34 million.  Level 3 financial instruments subject to nonrecurring fair value measurement were limited to impaired finance receivables with a fair value of $166 million at March 31, 2012.  The fair value measurements of Level 3 financial assets and liabilities were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of March 31, 2012 and for the year then ended.

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value in our Consolidated Balance Sheet:

		Fair value measurement hierarchy
	Carrying				Total Fair
(Dollars in millions)	value	Level 1	Level 2	Level 3	Value
As of March 31, 2012

Financial assets
Finance receivables, net
Retail loan	$44,941	$-	$-	$46,609	$46,609
Commercial	141	-	-	148	148
Wholesale	6,951	-	-	6,950	6,950
Real estate	4,280	-	-	4,204	4,204
Working capital	1,480	-	-	1,458	1,458

Financial liabilities
Commercial paper	$21,247	$-	$21,247	$-	$21,247
Unsecured notes and loans payable	$42,198	$-	$36,764	$6,538	$43,302
Secured notes and loans payable	$9,789	$-	$-	$9,810	$9,810

		Fair value measurement hierarchy1
	Carrying				Total Fair
(Dollars in million)	value	Level 1	Level 2	Level 3	Value
As of March 31, 2011

Financial assets
Finance receivables, net
Retail loan	$45,266	$-	$-	$46,919	$46,919
Commercial	184	-	-	205	205
Wholesale	6,798	-	-	6,812	6,812
Real estate	3,978	-	-	3,960	3,960
Working capital	1,234	-	-	1,247	1,247

Financial liabilities
Commercial paper	$19,943	$-	$19,943	$-	$19,943
Unsecured notes and loans payable	$46,713	$-	$6,713	$40,354	$47,067
Secured notes and loans payable	$10,626	$-	$-	$10,633	$10,633

1 Certain prior period amounts have been reclassified to conform to the current period presentation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Fair Value Measurements (Continued)

The carrying value of each class of finance receivables is presented net of deferred costs, unearned income and the allowance for credit losses; the amount excludes related party transactions of $36 million and $39 million at both March 31, 2012 and March 31, 2011 and direct finance leases of $213 million and $237 million at March 31, 2012 and March 31, 2011, respectively.

The carrying value of unsecured notes and loans payable represents the sum of unsecured notes and loans payable and carrying value adjustment.  Also included in unsecured notes and loans payable is $2.2 billion and $4.2 billion of loans payable to affiliates at March 31, 2012 and March 31, 2011, respectively, that are carried at amounts that approximate fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	March 31, 2012
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$108	$1	$(1)	$108
Municipal debt securities	17	3	-	20
Certificates of deposit	1,341	-	-	1,341
Commercial paper	633	-	-	633
Foreign government debt securities	3	-	-	3
Corporate debt securities	100	7	-	107
Mortgage-backed securities:
U.S. government agency	100	5	-	105
Non-agency residential	7	1	-	8
Non-agency commercial	25	1	-	26
Asset-backed securities	13	-	-	13
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	39	1	-	40
U.S. government sector fund	319	-	(6)	313
Municipal sector fund	19	2	-	21
Investment grade corporate sector fund	261	37	-	298
High-yield sector fund	31	6	-	37
Real return sector fund	228	3	-	231
Mortgage sector fund	651	-	(12)	639
Asset-backed securities sector fund	37	4	-	41
Emerging market sector fund	60	2	-	62
International sector fund	143	19	-	162
Equity mutual fund	268	183	-	451
Total investments in marketable securities	$4,403	$275	$(19)	$4,659

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities (Continued)

	March 31, 20111
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$96	$1	$(2)	$95
Municipal debt securities	15	-	-	15
Certificates of deposit	1,820	1	-	1,821
Commercial paper	385	-	-	385
Foreign government debt securities	5	-	-	5
Corporate debt securities	121	5	-	126
Mortgage-backed securities:
U.S. government agency	77	2	(1)	78
Non-agency residential	7	1	-	8
Non-agency commercial	17	-	-	17
Asset-backed securities	22	-	-	22
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	37	2	-	39
U.S. government sector fund	526	-	(48)	478
Municipal sector fund	18	-	-	18
Investment grade corporate sector fund	279	38	-	317
High-yield sector fund	27	8	-	35
Real return sector fund	77	-	(1)	76
Mortgage sector fund	644	-	(5)	639
Asset-backed securities sector fund	34	5	-	39
Emerging market sector fund	56	2	-	58
International sector fund	136	2	(2)	136
Equity mutual fund	259	156	-	415
Total investments in marketable securities	$4,658	$223	$(59)	$4,822

1	Certain prior period amounts have been reclassified to conform to the current period presentation.

The fixed income mutual funds include investments in funds that are privately placed.  The total fair value of private placement fixed income mutual funds was $1.8 billion at March 31, 2012 and 2011.  For each fund, cash redemption limits may apply to each 90 day period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities (Continued)

OTTI Securities

For fiscal 2012, unrealized losses for AFS debt securities deemed to be other-than-temporarily impaired were recognized in Investment and other income, net and were not material to our Consolidated Statement of Income.  For fiscal 2011, there were no AFS debt or equity securities deemed to be other-than-temporarily impaired.

Unrealized Losses on Securities

The following table presents the fair value and gross unrealized losses of investments in marketable securities that had been in a continuous unrealized loss position for less than twelve consecutive months.  These unrealized losses are recorded in Accumulated Other Comprehensive Income:

	Less than 12 months as of
	March 31, 2012		March 31, 2011
	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$68	$(1)	$55	$(2)
U.S. government agency mortgage-
backed securities	-	-	38	(1)
Equity instruments:
U.S. government sector fund	237	(2)	478	(48)
Real return sector fund	-	-	76	(1)
Mortgage sector fund	639	(12)	639	(5)
International sector fund	-	-	109	(2)
Total investments in marketable
securities	$944	$(15)	$1,395	$(59)

At March 31, 2012 and March 31, 2011, total gross unrealized loss and fair value of investments that had been in a continuous unrealized loss position for 12 consecutive months or more were not material to our Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities (Continued)

Contractual Maturities and Yields

The contractual maturities of investments in marketable securities at March 31, 2012 are summarized in the following table.  Prepayments may cause actual maturities to differ from scheduled maturities.

	Due in 1 Year or		Due after 1 Year		Due after 5 Years
	Less		through 5 Years		through 10 Years		Due after 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair Value of Available-for-Sale Securities:
Debt instruments:
U.S. government and
agency obligations	$7	1.45%	$42	1.92%	$57	2.00%	$2	6.01%	$108	1.95%
Municipal debt securities	-	-	-	-	1	5.51	19	6.05	20	6.01
Certificates of deposit	1,341	0.20	-	-	-	-	-	-	1,341	0.20
Commercial paper	633	0.02	-	-	-	-	-	-	633	0.02
Foreign government debt
securities	-	-	3	2.93	-	-	-	-	3	2.93
Corporate debt
securities	2	3.90	54	4.43	46	5.45	5	6.13	107	4.86
Mortgage-backed securities:
U.S. government agency	-	-	-	-	6	4.48	99	4.05	105	4.08
Non-agency residential	-	-	-	-	-	-	8	8.03	8	8.03
Non-agency commercial	-	-	3	2.80	1	4.37	22	4.29	26	4.25
Asset-backed securities	-	-	5	2.39	2	1.03	6	1.14	13	1.71
Debt instruments total	1,983	0.15	107	3.29	113	3.59	161	4.48	2,364	0.75

Equity instruments:
Fixed income mutual funds									1,844	4.92
Equity mutual funds									451	3.15
Equity instruments total									2,295	4.58

Total fair value	$1,983	0.15%	$107	3.29%	$113	3.59%	$161	4.48%	$4,659	2.63%
Total amortized cost	$1,983		$104		$109		$151		$4,403

Yields are based on the amortized cost balances of securities held at March 31, 2012.  Yields are derived by aggregating the monthly result of interest and dividend income (including the effect of related amortization of premiums and accretion of discounts) divided by amortized cost.  Equity instruments do not have a stated maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at March 31, 2012 and March 31, 2011.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments in Marketable Securities (Continued)

Realized Gains and Losses on Sales of AFS Securities

Realized losses on sales included $7 million of impairment losses in fiscal 2010.  There were no material impairment losses recorded in fiscal 2012 and 2011.  Realized gains and losses from the sale of available-for-sale securities are as follows:

	Years ended March 31,
Available-for-sale securities:	2012	2011	2010
Realized gains on sales	$16	$70	$32
Realized losses on sales	$41	$23	$24

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net

Finance receivables, net consist of retail and dealer accounts including accrued interest and deferred fees and costs, net of the allowance for credit losses and unearned income.  Pledged receivables represent retail loan receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements.  Cash flows from these receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

(Dollars in millions)	March 31, 2012	March 31, 2011
Retail receivables	$35,020	$34,951
Pledged retail receivables	10,726	11,546
Dealer financing	12,865	12,189
	58,611	58,686

Deferred origination (fees) and costs, net	639	650
Unearned income	(684)	(846)
Allowance for credit losses
Retail and pledged retail receivables	(405)	(613)
Dealer financing	(119)	(141)
Total allowance for credit losses	(524)	(754)

Finance receivables, net	$58,042	$57,736

Contractual maturities on retail receivables and dealer financing are as follows (dollars in millions):

	Contractual maturities
Years ending March 31,	Retail receivables	Dealer financing
2013	$13,606	$8,638
2014	11,740	2,239
2015	9,688	586
2016	6,589	490
2017	3,189	534
Thereafter	925	378
Total	$45,737	$12,865

Finance receivables, net and retail receivables presented in the previous tables include direct finance lease receivables, net of $213 million and $237 million at March 31, 2012 and March 31, 2011, respectively.  Contractual maturities of retail receivables exclude $9 million of estimated unguaranteed residual values related to direct finance leases.

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

Retail Loan and Commercial  Portfolio Segments

While we use various credit quality metrics to develop our allowance for credit losses on the retail loan and commercial portfolio segments, we primarily utilize the aging of the individual accounts to monitor the credit quality of these finance receivables.  Based on our experience, the payment status of borrowers is the strongest indicator of the credit quality of the underlying receivables.  Payment status also impacts charge-offs.

Individual borrower accounts for each class of finance receivables within the retail loan and commercial portfolio segments are segregated into one of four aging categories based on the number of days outstanding.  The aging for each class of finance receivables is updated quarterly.

Dealer Products Portfolio Segment

For three classes of finance receivables within the dealer products portfolio segment (wholesale, real estate and working capital), all loans outstanding for an individual dealer, affiliated entity or dealership group are aggregated and evaluated collectively by dealer or dealership group.  This reflects the interconnected nature of financing provided to our individual dealer, affiliated entities and dealer group customers.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Finance Receivables, Net (Continued)

The tables below present each credit quality indicator by class of finance receivable as of March 31, 2012 and March 31, 2011:

	Retail Loan		Commercial
(Dollars in millions)	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Aging of finance receivables:
Current	$44,842	$45,351	$352	$416
30-59 days past due	433	562	8	15
60-89 days past due	80	108	2	5
90 days past due	28	39	1	1
Total	$45,383	$46,060	$363	$437

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Credit quality indicators:
Performing	$6,249	$6,073	$3,746	$3,409	$1,422	$1,088
Credit Watch	675	699	467	505	61	147
At Risk	78	78	148	148	8	13
Default	6	10	-	11	5	8
Total	$7,008	$6,860	$4,361	$4,073	$1,496	$1,256

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivable as of March 31, 2012 and March 31, 2011:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
(Dollars in millions)	2012	2011	2012	2011	2012	2011

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$7	$19	$7	$19	$1	$3
Real estate	136	156	136	156	37	50
Working capital	7	18	7	18	7	14
Total	$150	$193	$150	$193	$45	$67

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$60	$62	$60	$62
Real estate	-	-	-	-
Working capital	1	3	1	3
Total	$61	$65	$61	$65

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$502	$581	$496	$573
Commercial	1	3	1	3
Total	$503	$584	$497	$576

Total impaired account balances:

Retail loan	$502	$581	$496	$573
Commercial	1	3	1	3
Wholesale	67	81	67	81
Real estate	136	156	136	156
Working capital	8	21	8	21
Total	$714	$842	$708	$834

As of March 31, 2012 and March 31, 2011, all impaired finance receivables within the dealer products portfolio segment were on nonaccrual status and there were no charge-offs against the allowance for credit losses. Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average impaired finance receivables as of the balance sheet date and the interest income recognized on these loans during fiscal 2012 and fiscal 2011:

	Average Impaired Finance Receivables		Interest Income Recognized
	Years ended March 31,		Years ended March 31,
(Dollars in millions)	2012	2011	2012	2011

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$5	$20	$-	$-
Real estate	138	157	5	6
Working capital	8	18	-	1
Total	$151	$195	$5	$7

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$43	$57	$1	$2
Real estate	-	-	-	-
Working capital	1	3	1	-
Total	$44	$60	$2	$2

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$553	$569	$47	$51
Commercial	1	4	-	-
Total	$554	$573	$47	$51

Total impaired account balances:

Retail loan	$553	$569	$47	$51
Commercial	1	4	-	-
Wholesale	48	77	1	2
Real estate	138	157	5	6
Working capital	9	21	1	1
Total	$749	$828	$54	$60

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during fiscal 2012 is not significant for each class of finance receivables.  Troubled debt restructurings for these accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer, while accounts within the commercial class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  No troubled debt restructurings of accounts not under bankruptcy protection included forgiveness of principal during fiscal 2012.

We recognize finance receivables under bankruptcy protection within the retail loan and commercial classes as troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For fiscal 2012, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a payment default during fiscal 2012, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consisted of the following:

(Dollars in millions)	March 31, 2012	March 31, 2011
Vehicles	$24,017	$24,790
Equipment and other	894	842
	24,911	25,632
Deferred origination (fees) and costs, net	(133)	(167)
Deferred income	(594)	(764)
Accumulated depreciation	(5,346)	(5,535)
Allowance for credit losses	(95)	(125)
Investments in operating leases, net	$18,743	$19,041

Future minimum lease rentals on operating leases are as follows (dollars in millions):

Future minimum
Years ending March 31,	rentals on operating leases
2013	$3,479
2014	2,138
2015	837
2016	149
2017	25
Thereafter	-
Total	$6,628

A portion of our operating lease contracts has historically terminated prior to maturity; future minimum rentals as shown above should not be considered as necessarily indicative of total future cash collections.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Years ended March 31,
(Dollars in millions)	2012	2011	2010
Allowance for credit losses at beginning of period	$879	$1,705	$1,864
Provision for credit losses	(98)	(433)	604
Charge-offs, net of recoveries	(162)	(393)	(763)
Allowance for credit losses at end of period	$619	$879	$1,705

Charge-offs are shown net of $123 million, $137 million and $145 million of recoveries for fiscal 2012, 2011 and 2010, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment for fiscal 2012 and 2011:

Fiscal Year Ended March 31, 2012

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning Balance at April 1, 2011	$595	$18	$141	$754
Charge-offs	(243)	(1)	-	$(244)
Recoveries	99	4	-	103
Provisions	(56)	(11)	(22)	(89)
Ending Balance at March 31, 2012	$395	$10	$119	$524

Ending Balance: Individually Evaluated for Impairment	$-	$-	$45	$45
Ending Balance: Collectively Evaluated for Impairment	$395	$10	$74	$479

Gross Finance Receivables:

Ending Balance at March 31, 2012	$45,383	$363	$12,865	$58,611
Ending Balance: Individually Evaluated for Impairment	$-	$-	$211	$211
Ending Balance: Collectively Evaluated for Impairment	$45,383	$363	$12,654	$58,400

Included in the ending balance of gross finance receivables collectively evaluated for impairment is approximately $502 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of March 31, 2012, as they are deemed to be insignificant for individual evaluation.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Allowance for Credit Losses (Continued)

Fiscal Year Ended March 31, 2011

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

Included in the ending balance of gross finance receivables collectively evaluated for impairment is approximately $581 million and $3 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of March 31, 2011, as they are deemed to be insignificant for individual evaluation.

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	March 31, 2012	March 31, 2011
Aggregate balances 60 or more days past due:
Finance receivables	$111	$157
Operating leases	31	43
Total	$142	$200

Substantially all retail, direct finance lease, and operating lease receivables do not involve recourse to the dealer in the event of customer default.  Finance and operating lease receivables 60 or more days past due include accounts in bankruptcy and exclude accounts for which vehicles have been repossessed.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of March 31, 2012 and 2011 for finance receivables that are past due:

(Dollars in millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past Due and Accruing

As of March 31, 2012

Retail Loan	$433	$80	$28	$541	$44,842	$45,383	$28
Commercial	8	2	1	11	352	363	1
Wholesale	-	-	-	-	7,008	7,008	-
Real estate	-	-	-	-	4,361	4,361	-
Working capital	1	-	-	1	1,495	1,496	-
Total	$442	$82	$29	$553	$58,058	$58,611	$29

(Dollars in millions)	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past Due and Accruing

As of March 31, 2011

Retail Loan	$562	$108	$39	$709	$45,351	$46,060	$39
Commercial	15	5	1	21	416	437	1
Wholesale	24	4	-	28	6,832	6,860	-
Real estate	4	-	-	4	4,069	4,073	-
Working capital	1	-	-	1	1,255	1,256	-
Total	$606	$117	$40	$763	$57,923	$58,686	$40

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives, Hedging Activities and Interest Expense

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

Our approach to asset-liability management involves hedging our risk exposures so that changes in interest rates have a limited effect on our net interest margin and cash flows.  Our liabilities consist mainly of fixed and floating rate debt, denominated in various currencies, which we issue in the global capital markets, while our assets consist primarily of U.S. dollar denominated, fixed rate receivables.  We enter into interest rate swaps and foreign currency swaps to hedge the interest rate and foreign currency risks that result from the different characteristics of our assets and liabilities.  Our resulting asset liability profile is consistent with the overall risk management strategy directed by the Asset-Liability Committee.  Gains and losses on these derivatives are recorded in interest expense.

Credit Risk Related Contingent Features

Certain of our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  These agreements require the transfer of collateral on either a monthly or daily basis depending on the counterparty.  During fiscal 2012, we implemented daily valuation and collateral exchange arrangements with a majority of our counterparties on a zero threshold, fully-collateralized basis.  Our remaining agreements require monthly collateral exchanges in the amount by which a party's net derivatives position exceeds its ratings-based, specified threshold.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at March 31, 2012 was $43 million, excluding embedded derivatives and adjustments made for our own non-performance risk. If our ratings declined to “A+”, we would not be required to post additional collateral.  If our ratings were to decline to “BBB+” or below, we would be required to post an additional $18 million of collateral to the counterparties with which we were in a liability position at March 31, 2012.  In order to settle all derivative instruments that were in a net liability position at March 31, 2012, excluding embedded derivatives and adjustments made for our own non-performance risk, we would be required to pay $43 million.

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at March 31, 2012 as reported in the
Consolidated Balance Sheet:
	Hedge accounting		Non-hedge		Total
	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$465	$59	$15,804	$380	$16,269	$439
Foreign currency swaps	3,291	772	9,866	1,449	13,157	2,221
Embedded derivatives	-	-	-	-	-	-
Total	$3,756	$831	$25,670	$1,829	$29,426	$2,660

Counterparty netting and collateral1						(2,590)
Carrying value of derivative contracts – Other assets						$70

Other liabilities
Interest rate swaps	$-	$-	$51,175	$1,008	$51,175	$1,008
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	437	29	987	44	1,424	73
Embedded derivatives	-	-	92	24	92	24
Total	$437	$29	$52,304	$1,076	$52,741	$1,105

Counterparty netting and collateral1						(1,038)
Carrying value of derivative contracts – Other liabilities						$67

1   Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of March 31, 2012, we held collateral of $1,748 million and posted collateral of $196 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at March 31, 2011 as reported in the
Consolidated Balance Sheet:

	Hedge accounting		Non-hedge		Total 1
	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other Assets
Interest rate swaps	$465	$54	$20,074	$236	$20,539	$290
Foreign currency swaps	5,031	1,513	15,874	2,547	20,905	4,060
Embedded derivatives	-	-	10	1	10	1
Total	$5,496	$1,567	$35,958	$2,784	$41,454	$4,351

Counterparty netting and collateral2						(3,449)
Carrying value of derivative contracts – Other assets						$902

Other liabilities
Interest rate swaps	$-	$-	$48,688	$926	$48,688	$926
Interest rate caps	-	-	50	1	50	1
Foreign currency swaps	1,930	103	843	7	2,773	110
Embedded derivatives	-	-	259	52	259	52
Total	$1,930	$103	$49,840	$986	$51,770	$1,089

Counterparty netting and collateral2						(886)
Carrying value of derivative contracts – Other liabilities						$203

1 Certain prior period amounts have been reclassified to conform to the current period presentation.
2   Collateral represents cash received or deposited under reciprocal agreements that we have entered into with our derivatives counterparties.  As of March 31, 2011, we held collateral of $2,567 million and posted collateral of $4 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for fiscal 2012, 2011 and 2010 as reported in our Consolidated Statement of Income:

	Years ended March 31,
(Dollars in millions)	2012	2011 1	2010 1
Interest expense on debt2	$1,677	$1,943	$2,278
Interest expense on hedge accounting derivatives2	(221)	(449)	(722)
Interest expense on non-hedge accounting foreign currency
swaps2	(386)	(379)	(352)
Interest expense on non-hedge accounting interest rate swaps2	606	807	1,003
Interest expense on debt and derivatives2	1,676	1,922	2,207

(Gain) loss on hedge accounting derivatives:
Interest rate swaps3	(6)	(2)	19
Foreign currency swaps3	23	(832)	(1,512)
Loss (gain) on hedge accounting derivatives	17	(834)	(1,493)
Less hedged item: change in fair value of fixed rate debt	(38)	801	1,456
Ineffectiveness related to hedge accounting derivatives3	(21)	(33)	(37)

(Gain) loss from foreign currency transactions and non-hedge accounting derivatives:
(Gain) loss on foreign currency transactions	(182)	1,494	1,111
(Gain) on foreign currency swaps3	(84)	(1,595)	(1,106)
(Gain) on interest rate swaps3	(89)	(174)	(152)
Total interest expense	$1,300	$1,614	$2,023

1	Certain prior period amounts have been reclassified to conform to the current period presentation.
2	Amounts represent net interest settlements and changes in accruals.
3	Amounts exclude net interest settlements and changes in accruals.

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense.

	Years ended March 31,
(Dollars in millions)	2012	2011	2010

(Gain) loss related to hedge accounting derivatives	$(3)	$(2)	$15
(Gain) loss on non-hedge accounting foreign currency swaps	(6)	5	12
Loss on non-hedge accounting interest rate swaps	-	2	30
Total credit valuation adjustment allocated to interest expense	$(9)	$5	$57

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	March 31, 2012	March 31, 2011
Other assets:

Notes receivable from affiliates	$1,052	$653
Used vehicles held for sale	82	162
Deferred charges	131	179
Income taxes receivable	23	118
Derivative assets	70	902
Other assets	369	556
Total other assets	$1,727	$2,570

Other liabilities:

Unearned insurance premiums and contract revenues	$1,467	$1,521
Derivative liabilities	67	203
Accounts payable and accrued expenses	716	855
Deferred income	229	243
Other liabilities	126	320
Total other liabilities	$2,605	$3,142

The change in used vehicles held for sale includes non-cash activities of $80 million, $58 million and $138 million at March 31, 2012, March 31, 2011 and March 31, 2010, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	March 31,		March 31,
(Dollars in millions)	2012	2011	2012	2011
Commercial paper	$21,247	$19,943	0.38%	0.28%
Unsecured notes and loans payable	41,415	45,304	2.63%	3.33%
Secured notes and loans payable	9,789	10,626	0.67%	0.74%
Carrying value adjustment	783	1,409
Total debt	$73,234	$77,282	1.70%	2.13%

The commercial paper balance includes unamortized premiums and discounts.  Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At March 31, 2012 and March 31, 2011, the carrying values of these foreign currency denominated notes payable were $15.8 billion and $27.0 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Additionally, the carrying value of our unsecured notes and loans payable at March 31, 2012 included $16.7 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 6.0 percent and $25.5 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.5 percent to 9.4 percent.  The carrying value of our unsecured notes and loans payable at March 31, 2011 included $14.1 billion of unsecured floating rate debt with contractual interest rates ranging from 0 percent to 6.0 percent and $32.6 billion of unsecured fixed rate debt with contractual interest rates ranging from 0.3 percent to 15.3 percent.  Upon issuance of fixed rate notes, we generally elect to enter into interest rate swaps to convert fixed rate payments on notes to floating rate payments.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.5 percent to 1.9 percent at both March 31, 2012 and March 31, 2011.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying pledged receivables and related credit enhancements.

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt decreased by $626 million at March 31, 2012 compared to March 31, 2011 primarily as a result of a stronger U.S. dollar relative to certain other currencies in which some of our debt is denominated.

As of March 31, 2012, our commercial paper had a weighted average remaining maturity of 82 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Debt (Continued)

Scheduled maturities of our debt portfolio are summarized below. Actual repayment of secured debt will vary based on the repayment activity on the related pledged assets.

Future
Years ending March 31,	debt maturities
(Dollars in millions)
2013	$39,022
2014	9,370
2015	6,191
2016	7,576
2017	4,657
Thereafter	6,418
Total debt	$73,234

Interest payments on commercial paper and debt, including net settlements on interest rate swaps, were $1.6 billion, $1.7 billion, and $2.1 billion in fiscal 2012, 2011 and 2010, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Variable Interest Entities

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

The assets of the consolidated securitization VIEs consisted of $10,726 million and $11,546 million in gross retail finance receivables at March 31, 2012, and March 31, 2011, respectively.  Net retail finance receivables, after consideration of deferred origination costs, unearned income and allowance for credit losses, were $10,530 million and $11,317  as of March 31, 2012 and March 31, 2011, respectively.  In addition, TMCC held $682 million and $705 million in cash which represent collections from the underlying pledged receivables and certain reserve deposits held for the securitization trusts at March 31, 2012 and March 31, 2011, respectively.  We classified this cash as restricted cash on our consolidated balance sheet.  The liabilities of these consolidated VIEs consisted of $9,789 million and $10,626 million in secured debt, net of $381 million and $577 million of securities retained by TMCC, and $2 million and $3 million in other liabilities at March 31, 2012 and March 31, 2011, respectively.  The assets of the VIEs and the restricted cash held by TMCC serve as the sole source of repayment for the asset-backed securities issued by these entities.  Investors in the notes issued by the VIEs do not have recourse to TMCC’s general credit, with the exception of customary representation and warranty repurchase provisions and indemnities.

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

364 Day Credit Agreement, Three Year Credit Agreement and Five Year Credit Agreement

In March 2011, TMCC, its subsidiary Toyota Credit de Puerto Rico Corp. (“TCPR”), and other Toyota affiliates entered into a $5.0 billion 364 day syndicated bank credit facility pursuant to a 364 Day Credit Agreement, a $5.0 billion three year syndicated bank credit facility pursuant to a Three Year Credit Agreement expiring in fiscal 2014, and a $3.0 billion five year syndicated bank credit facility pursuant to a Five Year Credit Agreement expiring in fiscal 2016.  In February 2012, the 364 Day Credit Agreement was renewed for an additional 364 days. Additionally, in March 2012, $4.3 billion of the original $5.0 billion under the Three Year Credit Agreement was extended for one additional year through fiscal 2015, and $2.6 billion of the original $3.0 billion under the Five Year Credit Agreement was extended for one additional year through fiscal 2017.

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of March 31, 2012 and March 31, 2011.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2012, we renewed a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents are contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $3.0 billion.  Prior to the renewal, the facility limit was $4.0 billion.  This revolving facility allows us to obtain term funding up to the renewal date.  Any portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of March 31, 2012, approximately $2.4 billion of this facility was utilized, including $378 million utilized during fiscal 2012.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Credit Agreements

TMCC has entered into additional bank credit facilities.  As of March 31, 2012, TMCC has committed bank credit facilities of $1.5 billion that mature in fiscal 2013 and $650 million that mature in fiscal 2014.  An uncommitted bank credit facility in the amount of $500 million matures in fiscal 2013.  These agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of March 31, 2012 and March 31, 2011.

We are in compliance with the covenants and conditions of the credit agreements described above.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Pension and Other Benefit Plans

We are a participating employer in certain retirement and post-retirement health care, life insurance, and other benefits sponsored by Toyota Motor Sales, U.S.A., Inc. (“TMS”), an affiliate. TMS allocates costs to us based on relative payroll costs associated with participating or eligible employees at TMCC compared to the plan as a whole.

Defined Benefit Plan

Our employees are generally eligible to participate in the Toyota Motor Sales, U.S.A., Inc. Pension Plan sponsored by TMS commencing on the first day of the month following hire and are vested after 5 years of continuous employment.  Benefits payable under this non-contributory defined benefit pension plan are based upon the employees' years of credited service, the highest average compensation for any 60 consecutive month period out of the last 120 months of employment, and one-half of the highest average fiscal year bonus for the 60 consecutive month period in the last 120 months of employment used to calculate highest average compensation, reduced by an estimated amount of social security benefits.

Retirement plan service costs allocated to TMCC for our employees in the TMS pension plan were $7 million, $9 million and $7 million for fiscal 2012, 2011 and 2010, respectively.

Defined Contribution Plan

Employees are also eligible to participate in the Toyota Motor Sales Savings Plan sponsored by TMS.  Participants may elect to contribute up to 30 percent of their base pay on a pre-tax basis, subject to Internal Revenue Code limitations.  We match 66 2/3 cents for each dollar the participant contributes, up to 6 percent of base pay.  Participants are vested 25 percent each year with respect to our contributions and are fully vested after four years.

Employer contributions to the Toyota Savings Plan were $7 million, $7 million and $6 million for fiscal 2012, 2011 and 2010, respectively.

Other Post-Employment Benefits

In addition, employees are generally eligible to participate in various health and life and other post-retirement benefits sponsored by TMS.  In order to be eligible for these benefits, the employee must retire with at least ten years of service and in some cases be at least 55 years of age.

Other post-retirement benefit costs allocated to TMCC were $13 million, $11 million and $9 million for fiscal 2012, 2011 and 2010, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Tax Provision

The provision for income taxes consisted of the following:

	Years ended March 31,
(Dollars in millions)	2012	2011	2010
Current
Federal	$(33)	$(26)	$(157)
State	7	30	30
Foreign	9	10	10
Total current	(17)	14	(117)
Deferred
Federal	830	981	672
State	123	151	47
Foreign	1	4	14
Total deferred	954	1,136	733
Provision for income taxes	$937	$1,150	$616

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows:

	Years ended March 31,
	2012	2011	2010
Provision for income taxes at U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes (net of federal tax benefit)	3.4%	3.4%	3.2%
Other	0.3%	(0.1)%	(1.5)%
Effective tax rate	38.7%	38.3%	36.7%

For fiscal 2011 and 2010, the amounts in Other in the table above include benefits from the reduction of deferred tax due to the anticipated reduction in future state tax effective rates.  In addition, for fiscal 2012 and 2011, the amounts in Other include benefits due to state hybrid vehicle credits.  Finally, for fiscal 2012, amounts in Other include adjustments for the differences between the income tax accrued in the prior year as compared with the actual liability on the income tax returns as filed, as well as an increase in the state effective tax rate used to value the net state deferred tax liabilities.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Tax Provision (Continued)

The net deferred income tax liabilities, by tax jurisdiction, are as follows:

	March 31,
(Dollars in millions)	2012	2011
Federal	$5,009	$4,145
State	406	283
Foreign	(3)	(4)
Net deferred income tax liability	$5,412	$4,424

Our net deferred income tax liability consists of the following deferred tax liabilities and assets:

	March 31,
(Dollars in millions)	2012	2011
Liabilities:
Lease transactions	$6,379	$6,061
State taxes	429	333
Mark-to-market of investments in marketable securities	48	-
Other	296	490
Deferred tax liabilities	$7,152	$6,884

Assets:
Mark-to-market of investments in marketable securities	$-	$138
Provision for credit and residual value losses	369	548
Deferred costs and fees	155	192
Net operating loss and tax credit carryforwards	1,168	1,535
Other	52	51
Deferred tax assets	1,744	2,464
Valuation allowance	(4)	(4)
Net deferred tax assets	$1,740	$2,460

Net deferred income tax liability	$5,412	$4,424

We have deferred tax assets related to our cumulative federal net operating loss carryforwards of $1,043 million and $1,418 million available at March 31, 2012 and March 31, 2011, respectively.  The federal net operating loss carryforwards expire beginning in fiscal 2029 through fiscal 2031.  At March 31, 2012, we have a deferred tax asset of $61 million for state tax net operating loss carryforwards which expire in fiscal 2013 through fiscal 2031.  At March 31, 2011, we had deferred tax assets of $51 million for state tax net operating loss carryforwards which expire in fiscal 2012 through fiscal 2030.  In addition, at March 31, 2012 and March 31, 2011, we have deferred tax assets for federal and state hybrid credits of $50 million.  The state tax net operating loss and state hybrid credits are reduced by a valuation allowance of $4 million at March 31, 2012 and 2011.  Apart from the valuation allowance, we believe that the remaining deferred tax assets will be realized in full.  We received net tax refunds of $112 million in fiscal 2012 and paid net taxes of $35 million in fiscal 2011.

We have made an assertion of permanent reinvestment of earnings from our foreign subsidiary; as a result, U.S. taxes have not been provided for unremitted earnings of our foreign subsidiary.  At March 31, 2012 these unremitted earnings totaled $152 million.   Determination of the amount of the deferred tax liability is not practicable, and accordingly no estimate of the unrecorded deferred tax liability is provided.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Income Tax Provision (Continued)

At March 31, 2012 and March 31, 2011, the receivable for our share of the income tax in those states where we filed consolidated or combined returns with TMA and its subsidiaries was $6 million and $2 million, respectively.

The guidance for the accounting and reporting for income taxes requires us to assess tax positions in cases where the interpretation of the tax law may be uncertain.

The change in unrecognized tax benefits in fiscal 2012, 2011 and 2010 are as follows:

	March 31,
(Dollars in millions)	2012	2011	2010
Balance at beginning of the period	$6	$39	$177
Increases related to positions taken during the prior years	2	-	34
Increases related to positions taken during the current year	-	-	1
Settlements	-	(33)	(171)
Expiration of statute of limitations	-	-	(2)
Balance at end of period	$8	$6	$39

At March 31, 2012, 2011 and 2010, approximately $2 million of the respective unrecognized tax benefits at each year end would, if recognized, have an effect on the effective tax rate.  The deductibility of the remaining amount of the respective unrecognized tax benefits is highly certain, but there is uncertainty about the timing of such deductibility.  The increase in unrecognized tax benefits during fiscal 2012 did not have an effect on the effective tax rate.

We accrue interest, if applicable, related to uncertain income tax positions in interest expense.  Statutory penalties, if applicable, accrued with respect to uncertain income tax positions are recognized as an addition to the income tax liability.  For each of fiscal 2012, 2011, and 2010, less than $1 million was accrued for interest and no penalties were accrued.

As of March 31, 2012, we remain under IRS examination for fiscal 2012 and 2011.  The IRS examination for fiscal 2007 through 2009 was concluded in the fourth quarter of fiscal 2011 with a refund of $105 million plus interest received during the first quarter of fiscal 2012.  The IRS examination for fiscal 2010 was concluded in the first quarter of fiscal 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Commitments and Contingencies

Commitments and Guarantees

We have entered into certain commitments and guarantees described below. The amounts under these commitments and guarantees are summarized in the table below:

	Commitment amount as of
(Dollars in millions)	March 31, 2012	March 31, 2011
Commitments:
Credit facilities with vehicle and industrial equipment	$6,804	$6,189
dealers
Minimum lease commitments	81	90
Total commitments	6,885	6,279
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total commitments and guarantees	$6,985	$6,379

Wholesale financing demand note facilities	$10,258	$9,422

Minimum lease commitments include $44 million and $51 million in facilities lease commitments with affiliates at March 31, 2012 and 2011, respectively.  Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.  At March 31, 2012 and 2011, wholesale financing demand note facilities outstanding were $6.6 billion and $6.3 billion, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows (dollars in millions):

Future minimum
Years ending March 31,	lease payments
2013	$19
2014	16
2015	13
2016	12
2017	11
Thereafter	10
Total	$81

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Commitments and Contingencies (Continued)

Commitments

We provide fixed and variable rate credit facilities to vehicle and industrial equipment dealers.  These credit facilities are typically used for facilities refurbishment, real estate purchases, and working capital requirements.  These loans are generally collateralized with liens on real estate, vehicle inventory, and/or other dealership assets, as appropriate.  We obtain a personal guarantee from the vehicle or industrial equipment dealer or a corporate guarantee from the dealership when deemed prudent.  Although the loans are typically collateralized or guaranteed, the value of the underlying collateral or guarantees may not be sufficient to cover our exposure under such agreements.  We price the credit facilities to reflect the credit risks assumed in entering into the credit facility.  Amounts drawn under these facilities are reviewed for collectability on a quarterly basis, in conjunction with our evaluation of the allowance for credit losses.  We also provide financing to various multi-franchise dealer organizations, often as part of a lending consortium, for wholesale, working capital, real estate, and business acquisitions.  Of the total credit facility commitments available to vehicle and industrial equipment dealers, $5.8 billion and $5.2 billion was outstanding at March 31, 2012 and March 31, 2011, respectively, and was recorded in Finance receivables, net in the Consolidated Balance Sheet.

We are party to a 15-year lease agreement with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  Total rental expense including payments to affiliates was $23 million for each of fiscal 2012, 2011 and 2010.

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of March 31, 2012 and 2011.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Commitments and Contingencies (Continued)

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of March 31, 2012, we determined that it is not probable that we will be required to make any material payments in the future.  As of March 31, 2012 and 2011, no amounts have been recorded under these indemnifications.

Litigation

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against us with respect to matters arising in the ordinary course of business. Certain of these actions are or purport to be class action suits, seeking sizeable damages and/or changes in our business operations, policies and practices. Certain of these actions are similar to suits that have been filed against other financial institutions and captive finance companies. We perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability.  We establish accruals for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated.  When we are able, we also determine estimates of reasonably possible loss or range of loss, whether in excess of any related accrued liability or where there is no accrued liability.  Given the inherent uncertainty associated with legal matters, the actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts for which accruals have been established.  Based on available information and established accruals, we do not believe it is reasonably possible that the results of these proceedings, in the aggregate, will have a material adverse effect on our consolidated financial condition or results of operations.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions

The tables below summarize amounts included in our Consolidated Statement of Income and in our Consolidated Balance Sheet under various related party agreements or relationships:

	Years ended March 31,
(Dollars in millions)	2012	2011	2010
Net financing revenues:
Manufacturers’ subvention support and other revenues	$949	$965	$782
Credit support fees incurred	$(33)	$(34)	$(39)
Foreign exchange gain on notes receivable from
affiliates	$-	$-	$30
Foreign exchange loss on loans payable to affiliates	$(4)	$(132)	$(33)
Interest expense on loans payable to affiliates	$(49)	$(47)	$(73)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$216	$162	$90

Investments and other income, net:
Interest earned on notes receivable from affiliates	$3	$5	$6

Expenses:
Shared services charges and other expenses	$67	$291	$38
Employee benefits expense	$27	$27	$22

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

(Dollars in millions)	March 31, 2012	March 31, 2011
Assets:

Finance receivables, net
Accounts receivable from affiliates	$17	$18
Direct finance receivables from affiliates	$4	$5
Notes receivable under home loan programs	$19	$21
Deferred retail subvention income from affiliates	$(598)	$(732)

Investments in operating leases, net
Leases to affiliates	$4	$5
Deferred lease subvention income from affiliates	$(592)	$(761)

Other assets
Notes receivable from affiliates	$1,052	$653
Other receivables from affiliates	$8	$157
Subvention support receivable from affiliates	$65	$109

Liabilities:

Debt
Loans payable to affiliates	$2,201	$4,197

Other liabilities
Unearned affiliate insurance premiums and contract revenues	$273	$364
Accounts payable to affiliates	$58	$242
Notes payable to affiliate	$61	$61

Shareholder’s Equity:
Dividends paid	$741	$266
Stock-based compensation	$2	$1

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

In addition, TMCC has entered into an agreement to pay TFSC a semi-annual fee based on a fixed rate applied to the weighted average outstanding amount of bonds and other liabilities or securities entitled to credit support.  Credit support fees incurred under this agreement were $33 million, $34 million, and $39 million for fiscal 2012, 2011, and 2010, respectively.

TFSA-TMCC Credit Agreement

TMCC and TFSA are parties to a promissory note under which TFSA can make financing available to TMCC up to $200 million.  This agreement is the reciprocal to the TMCC-TFSA Credit Agreement discussed below.  The terms are determined at the time of each loan based on business factors and market conditions.  The amounts of the note payable to TFSA were $61 million as of March 31, 2012 and 2011.

TFSC Conduit Finance Agreements

TMCC and TFSC have entered into conduit finance agreements under which TFSC passes along to TMCC certain funds that TFSC receives from other financial institutions solely for the benefit of TMCC.  The aggregate amounts payable under these agreements were approximately $2.2 billion and $4.2 billion as of March 31, 2012 and 2011, respectively.  Included in the balances reported as of March 31, 2012 and 2011 are $169 million and $165 million, respectively, of carrying value adjustments for foreign currency exchange losses for portions of the debt denominated in foreign currency.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

TMFNL-TMCC Loan Agreement

TMCC is a party to an uncommitted loan finance agreement with Toyota Motor Finance (Netherlands) B.V. (“TMFNL”) under which TMFNL may make loans to TMCC in amounts not to exceed €1 billion euro. The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts payable to TMFNL under this agreement as of March 31, 2012 and 2011.

TFSC-TMCC Loan Agreement

TMCC is party to an uncommitted loan finance agreement with TFSC under which TFSC may make funds available to TMCC.  The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts payable to TFSC under this agreement as of March 31, 2012 and 2011.

TCCI-TMCC Loan Agreement

TMCC and Toyota Credit Canada Inc. (“TCCI”) are parties to an uncommitted loan finance agreement under which TCCI may make loans to TMCC, in amounts not to exceed Canadian Dollars (“CAD”) $1.5 billion.  The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts outstanding as of March 31, 2012 and 2011.

Financing Support Provided to Affiliates

TMCC-TFSB Loan Agreement

TMCC and Toyota Financial Savings Bank (“TFSB”) have entered into a promissory note which establishes a loan facility allowing TFSB to borrow up to $400 million with terms up to 10 years.  There were no amounts outstanding at March 31, 2012.  The amount of the note receivable from TFSB at March 31, 2011 was $27 million.

TMCC-TCCI Loan Agreement

TMCC and TCCI are parties to an uncommitted loan finance agreement under which TMCC may make loans to TCCI, in amounts not to exceed CAD $2.5 billion. The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts outstanding at March 31, 2012.  The amount of the note receivable from TCCI at March 31, 2011 was $0.3 billion.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

TMCC-TMFNL Loan Agreement

TMCC is a party to an uncommitted loan finance agreement with TMFNL under which TMCC may make loans to TMFNL in amounts not to exceed €1 billion euro.  This agreement is reciprocal to the TMFNL-TMCC Loan Agreement discussed above.  The terms are determined at the time of each loan based on business factors and market conditions.  The amount outstanding at March 31, 2012 and March 31, 2011 were $381 million and $350 million, respectively.

TMCC-TFSMX Loan Agreement

TMCC and Toyota Financial Services Mexico, S.A. de C.V. (“TFSMX”) are parties to an uncommitted loan finance agreement under which TMCC may make loans to TFSMX, in amounts not to exceed $500 million.  The terms are determined at the time of each loan based on business factors and market conditions.  There were no amounts outstanding at March 31, 2012 and 2011.

TMCC-TFSA Credit Agreement

TMCC and TFSA are parties to a promissory note under which TMCC can make financing available to TFSA up to $200 million.  This agreement is reciprocal to the TFSA-TMCC Credit Agreement discussed above.  The terms are determined at the time of each loan based on business factors and market conditions.  Advances to TFSA are recorded as reductions of retained earnings and are reclassified to intercompany receivables upon TFSA’s settlement of its advances from TMCC.  There were no amounts outstanding at March 31, 2012 and 2011.

TMCC-BTB Loan Agreement

TMCC is a party to an uncommitted loan finance agreement with Banco Toyota do Brasil (“BTB”) under which TMCC may make loans to BTB in amounts not to exceed $300 million.  The terms are determined at the time each loan is made based on business factors and market conditions.  Notes receivable from BTB at March 31, 2012 was $121 million.  There was no amount outstanding at March 31, 2011.

TMCC-TFA Loan Agreement

TMCC is a party to an uncommitted loan finance agreement with Toyota Finance Australia Limited (“TFA”) under which TMCC may make loans to TFA in amounts not to exceed $1.0 billion, and TFA may make loans to TMCC in amounts not to exceed $1.0 billion. The terms are determined at the time each loan is made based on business factors and market conditions.  Notes receivable from TFA at March 31, 2012 was $550 million.  There was no amount outstanding at March 31, 2011.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

Notes Receivable under Home Loan Programs

Under two home loan programs, certain officers, directors, other members of our management, and relocated employees have received mortgage loans from TMCC secured by residential real property.  Mortgage loans outstanding under these programs were $19 million and $21 million as of March 31, 2012 and 2011, respectively.  Loans under these programs from TMCC to directors and executive officers were made prior to July 30, 2002 and thus were grandfathered under the Sarbanes-Oxley Act of 2002.

Accounts Receivable from Affiliates

Receivables with affiliates represent wholesale financing to certain dealerships owned by affiliates.  Outstanding receivables with affiliates were $17 million and $18 million at March 31, 2012 and 2011, respectively.

Financial Guarantees Issued on Behalf of Affiliates

TMCC has guaranteed the payments of principal and interest with respect to the bonds of manufacturing facilities of certain affiliates. The nature, business purpose, and amounts of these guarantees are described in Note 14 – Commitments and Contingencies.

TFSB Master Participation Agreement

TMCC and TFSB are parties to a master participation agreement pursuant to which TMCC agreed to purchase up to $60 million per year of participations in certain residential mortgage loans originated by TFSB that meet specified credit underwriting guidelines, not to exceed $150 million over a three year period. At March 31, 2012 and 2011, there were $54 million and $50 million, respectively, in loan participations that had been purchased by TMCC under this agreement.

Shared Services and Operational Support Provided by Affiliates

TFSC-TMCC/TCPR Service Agreement

TMCC and TCPR are each parties to a service agreement with TFSC under which TFSC provides services related to monitoring, management and report preparation for funding and risk management activities, services related to information technology and services related to bank and investor relationships. The total amount paid by TMCC and TCPR under these agreements for services provided during fiscal 2012, 2011 and 2010 was $1 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

Accounts Payable to Affiliates

TMCC and TCPR provide wholesale financing to vehicle dealers, and as a result of funding the loans, have payables to TMS and Toyota de Puerto Rico Corp (“TDPR”), respectively.  TMCC also provides wholesale financing to industrial equipment dealers, and as a result has payables to TMHU and HINO.   At March 31, 2012, all amounts with affiliates are presented net.  Payables to affiliates were $58 million and $242 million at March 31, 2012 and 2011, respectively.

Lease Arrangements

We are party to a 15-year lease agreement with TMS for our headquarters location in the TMS headquarters complex in Torrance, California.  The lease commitments are described in Note 14 – Commitments and Contingencies.

Subvention Receivables from Affiliates, Deferred Subvention Income from Affiliates, and Manufacturer’s Subvention Support and Other Revenues

Subvention receivables represent amounts due from TMS and other affiliates in support of retail, lease, and industrial equipment subvention programs offered by TMCC.  Deferred subvention income represents the unearned portion of amounts received from these transactions, and manufacturers’ subvention support and other revenues primarily represent the earned portion of such amounts.  Revenues under these arrangements were $949 million, $965 million, and $782 million for fiscal 2012, 2011 and 2010, respectively.

Shared Services Charges and Other Expenses

TMCC and TMS are parties to a Shared Services Agreement which covers certain technological and administrative services, such as information systems support, facilities, insurance coverage, and corporate services provided by each entity to the other.  Fees incurred under this shared services agreement and other expenses were $44 million, $47 million, and $38 million for fiscal 2012, 2011 and 2010, respectively.

Stock-Based Compensation

On a quarterly basis, TMC allocates to TMCC its portion of the consolidated stock-option expense determined in accordance with accounting guidance for stock-based compensation.  The amount allocated to TMCC is based on the number of options granted to TMCC executives.  Stock-based compensation incurred under this plan was $2 million for fiscal 2012 and $1 million for both fiscal 2011 and 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

TFSB Expense Reimbursement Agreement

TMCC and TFSB are parties to an expense reimbursement agreement which provides that TMCC will reimburse certain expenses incurred by TFSB in connection with providing certain financial products and services to TMCC’s customers and dealers in support of TMCC’s customer loyalty strategy and programs.  Expenses incurred by TMCC under this agreement for fiscal 2012 and 2011 were $13 million and $17 million, respectively.  No similar expenses were reimbursed under this agreement in fiscal 2010.

TFSA Expense Reimbursement Agreement

TMCC and TFSA are parties to an expense reimbursement agreement which provides that TMCC reimburse certain expenses incurred by TFSA, the parent of TMCC and TFSB, with respect to costs related to TFSB’s credit card rewards program.  Expenses incurred by TMCC under this agreement for fiscal 2012 and 2011 were $9 million and $11 million, respectively.  No similar expenses were reimbursed under this agreement for fiscal 2010.

TMS Expense Reimbursement Agreement

TMCC and TMS were parties to a one year expense reimbursement agreement which provided that TMCC reimburse a portion of certain sales and marketing expenses incurred by TMS during fiscal 2011 for brand and sales support.  Expenses incurred by TMCC under this agreement for fiscal 2011 were $217 million.

Shared Services and Operational Support Provided to Affiliates

TFSB Shared Services Agreement

TMCC and TFSB are parties to a shared services agreement. Under the agreement, TMCC provides certain services to TFSB, including certain marketing, administrative, systems, and operational support in exchange for TFSB making available certain financial products and services to TMCC’s customers and dealers meeting TFSB’s credit standards.  Revenues associated with this agreement were not material for fiscal 2012, 2011 and 2010.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Related Party Transactions (Continued)

Americas Region Shared Services Agreement

TMCC is a party to a shared services agreement with TCPR, TCCI, TFSMX, Toyota Compania Financiera de Argentina S.A. (“TCFA”), Toyota Services de Venezuela , C.A. (“TSV”) and Banco Toyota do Brasil S.A. (“BTB”). Under the agreement, TMCC provides certain services to TCPR, TCCI, TFSMX, TCFA, TSV and BTB including certain administrative, systems and operational support.  Revenues associated with this agreement were $3 million for each of fiscal 2012, 2011 and 2010.

Leases to Affiliates

Leases to affiliates represent the investment in operating leases of vehicle and industrial equipment leased to Toyota Logistics Services and other affiliates.  Investments in operating leases to affiliates were $4 million and $5 million at March 31, 2012 and 2011, respectively.  Revenues associated with these leases were not material for fiscal 2012, 2011 and 2010.

Employee Benefits Expense

Employees of TMCC are generally eligible to participate in the TMS pension plan and other employee benefit plans sponsored by TMS.  Employee benefits expenses incurred under these agreements were $27 million, $27 million, and $22 million for fiscal 2012, 2011 and 2010, respectively.  Refer to Note 12 – Pension and Other Benefit Plans for a discussion of the TMS-sponsored pension and savings plans and other employee benefits.

Affiliate Insurance Premiums, and Contract Revenues

Affiliate insurance premiums and contract revenues primarily represent revenues from TMIS for administrative services and various types of coverage provided to TMS and affiliates.  This includes contractual indemnity coverage and related administrative services for TMS’ certified pre-owned vehicle program and the umbrella liability policy.  TMIS provides umbrella liability insurance to TMS and affiliates covering certain dollar value layers of risk above various primary or self-insured retentions.  On all layers in which TMIS has provided coverage, 99 percent of the risk has been ceded to various reinsurers.  During fiscal 2012, TMIS began providing property deductible reimbursement insurance to TMS and affiliates covering losses incurred under their primary policy.

Premiums and contract revenues are reflected within the Related Party Transaction Table. Affiliate agreements issued were $124 million for both fiscal 2012 and 2011 and $103 million for fiscal 2010.

TMIS provided prepaid maintenance and vehicle service coverage to TMS in support of special sales and customer loyalty efforts until the programs were discontinued in fiscal 2011.  TMIS continues to recognize contract revenue related to agreements issued prior to program discontinuation as reflected within the Related Party Transaction Table.  Affiliate agreements issued were $179 million and $10 million for fiscal 2011 and 2010, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Segment Information

Our reportable segments include finance and insurance operations.  Finance operations include retail installment sales, leasing, and dealer financing provided to authorized vehicle and industrial equipment dealers and their customers in the U.S. and Puerto Rico.  Insurance operations are performed by TMIS and its subsidiaries.  The principal activities of TMIS include marketing, underwriting, and claims administration related to covering certain risks of vehicle dealers and their customers in the U.S.  The finance and insurance operations segment information presented below includes allocated corporate expenses for the respective segments.  The accounting policies of the operating segments are the same as those described in Note 1 – Summary of Significant Accounting Policies.

Financial information for our reportable operating segments for the years ended or at March 31 is summarized as follows:

	Finance	Insurance	Intercompany
(Dollars in millions)	operations	operations	eliminations	Total
Fiscal 2012:
Total financing revenues	$7,413	$-	$16	$7,429
Insurance earned premiums and contract revenues	-	620	(16)	604
Investment and other income	44	72	(3)	113
Total gross revenues	7,457	692	(3)	8,146

Less:
Depreciation on operating leases	3,339	-	-	3,339
Interest expense	1,303	-	(3)	1,300
Provision for credit losses	(98)	-	-	(98)
Operating and administrative expenses	703	154	-	857
Insurance losses and loss adjustment expenses	-	325	-	325
Provision for income taxes	860	77	-	937
Net income	$1,350	$136	$-	$1,486

Total assets	$86,049	$3,233	$(369)	$88,913

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Segment Information (Continued)

	Finance	Insurance	Intercompany
(Dollars in millions)	operations	operations	eliminations	Total
Fiscal 2011:
Total financing revenues	$8,042	$-	$22	$8,064
Insurance earned premiums and contract revenues	-	565	(22)	543
Investment and other income	46	196	(6)	236
Total gross revenues	8,088	761	(6)	8,843

Less:
Depreciation on operating leases	3,353	-	-	3,353
Interest expense	1,620	-	(6)	1,614
Provision for credit losses	(433)	-	-	(433)
Operating and administrative expenses	903	156	-	1,059
Insurance losses and loss adjustment expenses	-	247	-	247
Provision for income taxes	1,014	136	-	1,150
Net income	$1,631	$222	$-	$1,853

Total assets	$89,141	$3,094	$(531)	$91,704

Fiscal 2010:
Total financing revenues	$8,145	$-	$18	$8,163
Insurance earned premiums and contract revenues	-	470	(18)	452
Investment and other income	84	150	(6)	228
Total gross revenues	8,229	620	(6)	8,843

Less:
Depreciation on operating leases	3,564	-	-	3,564
Interest expense	2,029	-	(6)	2,023
Provision for credit losses	604	-	-	604
Operating and administrative expenses	630	130	-	760
Insurance losses and loss adjustment expenses	-	213	-	213
Provision for income taxes	516	100	-	616
Net income	$886	$177	$-	$1,063

Total assets	$78,964	$2,790	$(561)	$81,193

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
(Dollars in millions)	Quarter	Quarter	Quarter	Quarter
Fiscal 2012:
Total financing revenue	$1,920	$1,870	$1,835	$1,804
Depreciation on operating leases	825	829	844	841
Interest expense	457	149	163	531
Net financing revenue	638	892	828	432
Other income	190	144	212	171
Provision for credit losses	(203)	11	56	38
Expenses	283	295	286	318
Income before income tax expense	748	730	698	247
Provision for income taxes	283	279	266	109
Net income	$465	$451	$432	$138

Fiscal 2011:
Total financing revenue	$2,024	$2,032	$2,023	$1,985
Depreciation on operating leases	811	824	872	846
Interest expense	491	593	234	296
Net financing revenue	722	615	917	843
Other income	158	186	259	176
Provision for credit losses	(289)	(14)	(176)	46
Expenses	242	381	339	344
Income before income tax expense	927	434	1,013	629
Provision for income taxes	357	165	387	241
Net income	$570	$269	$626	$388

Other income is comprised of insurance earned premiums and contract revenues as well as net investment and other income.  Expenses include operating and administrative expenses as well as insurance losses and loss adjustment expenses.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and regulations of the Securities and Exchange Commission (“SEC”).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Management conducted, under the supervision of our CEO and CFO, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria.  Based on the assessment performed, management concluded that as of March 31, 2012, our internal control over financial reporting was effective based upon the COSO criteria.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our independent registered public accounting firm.

During fiscal 2012, the Company completed the implementation of a new loan and lease origination system.  This new system automates certain validations previously executed manually in the contract acquisition process.

There have been no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

TMCC has omitted certain information in this section pursuant to General Instruction I(2) of Form 10-K.

The following table sets forth certain information regarding the directors and executive officers of TMCC as of April 30, 2012.

Name	Age	Position
George E. Borst	63	Director, President and Chief Executive Officer, TMCC; Director, President and Chief Operating Officer, TFSA; Director, TFSC

Kiyohisa Funasaki	49	Director, Executive Vice President and Treasurer, TMCC; Director, Executive Vice President and Treasurer, TFSA

David Pelliccioni	64	Director, Senior Vice President and Chief Administrative Officer and Secretary, TMCC

Chris Ballinger	55	Group Vice President and Chief Financial Officer, TMCC; Group Vice President and Chief Financial Officer, TFSA

Ron Chu	54	Vice President, Accounting & Tax, TMCC; Vice President, Tax, TFSA

Yoshimi Inaba	66	Director, TMCC; Director, Chairman, TMS

Takuo Sasaki	55	Director, TMCC; Director, Chairman of the Board and Chief Executive Officer, TFSA; Representative Director, President and Chief Executive Officer, TFSC

James E. Lentz III	56	Director, TMCC; Director, President, and CEO, TMS

Eiji Hirano	61	Director, TMCC; Director and Executive Vice President, TFSC

Takahiko Ijichi	59	Director, TMCC; Director, Senior Managing Officer, TMC

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

Mr. Funasaki was named Director, Executive Vice President and Treasurer of TMCC and Director, Executive Vice President and Treasurer of TFSA in January 2012.   From January 2011 to December 2011, Mr. Funasaki served as General Manager of the Financial Accounting Department, Accounting Division of TMC, and from January 2008 to December 2010, General Manager of the Financial Reporting Department, Accounting Division of TMC.  Prior to that time, from January 2007 to December 2007, he served as Project General Manager of the Affiliated Companies Finance Division of TMC.  Mr. Funasaki first joined TMC in 1985.

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

In April 2012, Mr. Inaba was named Chairman of TMS and serves as an executive advisor for TMC.  Mr. Inaba was Chairman and CEO of TMS from June 2009 to April 2012, and Director of TMC from June 2009 to June 2011.  From June 2007 to June 2009, Mr. Inaba served as president and chief executive officer of Central Japan International Airport Co., Ltd.  Mr. Inaba was first named to TMC’s Board of Directors in 1997 (with managing director status) where he oversaw European and African operations. In 1999, Mr. Inaba moved back to the U.S. to become president of TMS, and in June 2003, he was made a senior managing director at TMC. In June 2005, he became an executive vice president, focusing on Toyota’s Chinese operations.  Mr. Inaba first joined TMC in 1968.

Mr. Sasaki was named Director of TMCC in June 2009 and Director, Chairman of the Board and Chief Executive Officer of TFSA in July 2011.  Mr. Sasaki served as Managing Officer of TMC from June 2009 to June 2011 until he was named to his current position of Representative Director, President and Chief Executive Officer of TFSC in June 2011.  Prior to that time, Mr. Sasaki served as General Manager, Accounting Division of TMC from September 2006 to June 2009.  Mr. Sasaki first joined TMC in 1980.

Mr. Lentz was named President and Chief Executive Officer of TMS in April 2012 after having served as President and Chief Operating Officer of TMS since November 2007.  Mr. Lentz is currently a Director of TMCC and TMS and prior to his promotion to President, he served as Executive Vice President of TMS from July 2006 to November 2007.  Prior to this, he held the positions of Group Vice President - Toyota Division from April 2005 to July 2006, Group Vice President Marketing from April 2004 to April 2005 and Vice President Marketing from December 2002 to March 2004.  In addition, from 2001 to 2002 Mr. Lentz was the Vice President of Scion.  From 2000 to 2001, Mr. Lentz was the Vice President and General Manager of the Los Angeles Region.  Mr. Lentz has been employed with TMS, in various positions, since 1982.

Mr. Hirano was named as a Director of TFSC and Executive Vice President in June 2006.  He was named as a Director of TMCC in September 2007.  From June 2002 to June 2006 he served as Assistant Governor at the Bank of Japan.

Mr. Ijichi was named Director of TMCC in July 2011.  Mr. Ijichi was named Director, Senior Managing Officer of TMC in June 2011.  Prior to that time, he served as Senior Managing Director of TMC from June 2008 to June 2011, and Managing Officer of TMC from June 2004 to June 2008.  Mr. Ijichi first joined TMC in 1976.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents aggregate fees billed to us by PricewaterhouseCoopers LLP, an independent registered public accounting firm.

	Years ended March 31,
(Dollars in thousands)	2012	2011
Audit fees	$6,345	$6,679
Audit related fees	56	554
Tax fees	625	558
All other fees	740	146
Total fees	$7,766	$7,937

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

Other fees include industry research, translation services performed in connection with our funding transactions, and information systems review.

Auditor Fees Pre-approval Policy

The Audit Committee has adopted a formal policy concerning approval of both audit and non-audit services to be provided by our independent registered public accounting firm.  The policy requires that all services provided to us by PricewaterhouseCoopers LLP, our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, be pre-approved by the Audit Committee.  All the services provided in fiscal 2012 and 2011 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on pages 66 through 138.

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

TOYOTA MOTOR CREDIT CORPORATION

Date: June 6, 2012	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George E. Borst George E. Borst	Director, President and Chief Executive Officer (Principal Executive Officer)	June 6, 2012

/s/ Kiyohisa Funasaki Kiyohisa Funasaki	Executive Vice President, Treasurer and Director	June 6, 2012

/s/ David Pelliccioni David Pelliccioni	Director Senior Vice President, Chief Administrative Officer and Secretary	June 6, 2012

/s/ Chris Ballinger Chris Ballinger	Group Vice President and Chief Financial Officer (Principal Financial Officer)	June 6, 2012

/s/ Ron Chu Ron Chu	Vice President, Accounting and Tax (Principal Accounting Officer)	June 6, 2012

/s/ Yoshimi Inaba Yoshimi Inaba	Director	June 6, 2012

/s/ James E. Lentz III James E. Lentz III	Director	June 6, 2012

Takuo Sasaki	Director

Takahiko Ijichi	Director

Eiji Hirano	Director

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

3.1	Restated Articles of Incorporation filed with the California Secretary of State on April 1, 2010	(1)

3.2	Bylaws as amended through December 8, 2000	(2)

4.1(a)	Indenture dated as of August 1, 1991 between TMCC and The Chase Manhattan Bank, N.A	(3)

4.1(b)	First Supplemental Indenture dated as of October 1, 1991 among TMCC, Bankers Trust Company and The Chase Manhattan Bank, N.A	(4)

4.1(c)	Second Supplemental Indenture, dated as of March 31, 2004, among TMCC, JPMorgan Chase Bank (as successor to The Chase Manhattan Bank, N.A.) and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company)	(5)

4.1(d)	Third Supplemental Indenture, dated as of March 8, 2011 among TMCC, The Bank of New York Mellon Trust Company, N.A., as trustee, and Deutsche Bank Trust Company Americas, as trustee.	(6)

4.1(e)	Agreement of Resignation and Acceptance dated as of April 26, 2010 between Toyota Motor Credit Corporation, The Bank of New York Mellon and The Bank of New York Trust Company, N.A.	(1)

4.2	Amended and Restated Agency Agreement, dated September 16, 2011, among Toyota Motor Credit Corporation, Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc., Toyota Finance Australia Limited and The Bank of New York Mellon.	(7)
______________
(1)	Incorporated herein by reference to the same numbered Exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, Commission File Number 1-9961.
(2)	Incorporated herein by reference to the same numbered Exhibit filed with our Quarterly Report on Form 10-Q for the three months ended December 31, 2000, Commission File Number 1-9961.
(3)	Incorporated herein by reference to Exhibit 4.1(a), filed with our Registration Statement on Form S-3, File Number 33-52359.
(4)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated October 16, 1991, Commission File Number 1-9961.
(5)	Incorporated herein by reference to Exhibit 4.1(c) filed with our Registration Statement on Form S-3, Commission File No. 333-113680.
(6)	Incorporated herein by reference to Exhibit 4.2 filed with our Current Report on Form 8-K dated March 9, 2011, Commission File Number 1-9961.
(7)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 16, 2011, Commission File Number 1-9961.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

4.3(a)	Sixth Amended and Restated Agency Agreement dated September 28, 2006, among TMCC, JP Morgan Chase Bank, N.A. and J.P. Morgan Bank Luxembourg S.A.	(8)

4.3(b)	Amendment No.1, dated as of March 4, 2011, to the Sixth Amended and Restated Agency Agreement among TMCC, The Bank of New York Mellon, acting through its London branch, as agent, and The Bank of New York Luxembourg S.A., as paying agent.	(9)

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

10.1
364 Day Credit Agreement, dated as of February 28, 2012, among Toyota  Motor Credit Corporation, (“TMCC”), Toyota Credit de Puerto Rico Corp. (“TCPR”), Toyota Motor Finance (Netherlands) B.V. (“TMFNL”), Toyota Financial Services (UK) PLC (“TFS(UK)”), Toyota Leasing GMBH (“TLG”), Toyota Credit Canada Inc. (“TCCI”) and Toyota Kreditbank GMBH (“TKG”), as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNP Paribas Securities Corp., (“BNPP Securities”), Citigroup Global Markets Inc. (“CGMI”), Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPFS”) and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“BTMU”) as Joint Lead Arrangers and Joint Book Managers, Citibank, N.A. (“Citibank”) and Bank of America, N.A. (“Bank of America”), as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents.
		(10)

10.2(a)	Three Year Credit Agreement, dated as of March 1, 2011, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI and TKG as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents.	(11)
______________
(8)	Incorporated herein by reference to Exhibit 4.1 filed with our Current Report on Form 8-K dated September 28, 2006, Commission File No. 1-9961.
(9)	Incorporated herein by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 4, 2011, Commission File No. 1-9961.
(10)	Incorporated herein by reference to Exhibit 10.1 filed with our Current Report on Form 8-K dated February 28, 2012, Commission File No. 1-9961.
(11)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated March 1, 2011, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.2(b)	Amendment No. 1 to the Three Year Credit Agreement, dated as of February 28, 2012, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI and TKG as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents.	(12)

10.3(a)	Five Year Credit Agreement, dated as of March 1, 2011, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI and TKG as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents.	(13)

10.3(b)	Amendment No. 1 to the Five Year Credit Agreement, dated as of February 28, 2012, among TMCC, TCPR, TMFNL, TFS(UK), TLG, TCCI and TKG as Borrowers, each lender party thereto, and BNP Paribas, as Administrative Agent, Swing Line Agent and Swing Line Lender, BNPP Securities, CGMI, MLPFS, and BTMU, as Joint Lead Arrangers and Joint Book Managers, Citibank and Bank of America, as Swing Line Lenders, and Citibank, Bank of America, and BTMU as Syndication Agents.	(14)

10.4	Credit Support Agreement dated July 14, 2000 between TFSC and TMC.	(15)

10.5	Credit Support Agreement dated October 1, 2000 between TMCC and TFSC.	(16)

______________
(12)	Incorporated herein by reference to Exhibit 10.2 filed with our Current Report on Form 8-K dated February 28, 2012, Commission File No. 1-9961.
(13)	Incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K dated March 1, 2011, Commission File No. 1-9961.
(14)	Incorporated herein by reference to Exhibit 10.3 filed with our Current Report on Form 8-K dated February 28, 2012, Commission File No. 1-9961.
(15)	Incorporated herein by reference to Exhibit 10.9 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(16)	Incorporated herein by reference to Exhibit 10.10 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing

10.6	Amended and Restated Repurchase Agreement dated effective as of October 1, 2000, between TMCC and TMS.	(17)

10.7	Shared Services Agreement dated October 1, 2000 between TMCC and TMS.	(18)

10.8(a)	Credit Support Fee Agreement dated March 30, 2001 between TMCC and TFSC.	(19)

10.8(b)	Amendment No. 1 to Credit Support Fee Agreement dated June 17, 2005 between TMCC and TFSC.	(20)

10.9	Form of Indemnification Agreement between TMCC and its directors and officers.	(21)

______________
(17)	Incorporated herein by reference to Exhibit 10.11 filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, Commission File No. 1-9961.
(18)	Incorporated herein by reference to Exhibit 10.12 filed with our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, Commission File No. 1-9961.
(19)	Incorporated herein by reference to Exhibit 10.13(a) filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, Commission File No. 1-9961.
(20)	Incorporated herein by reference to Exhibit 10.13(b) filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, Commission File No. 1-9961.
(21)	Incorporated herein by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1, Commission File No. 33-22440.

EXHIBIT INDEX
Exhibit Number	Description	Method of Filing

12.1	Calculation of ratio of earnings to fixed charges	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith

31.1	Certification of Chief Executive Officer	Filed Herewith

31.2	Certification of Chief Financial Officer	Filed Herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Furnished Herewith

101.INS	XBRL instance document	Filed Herewith

101.CAL	XBRL taxonomy extension calculation linkbase document	Filed Herewith

101.DEF	XBRL taxonomy extension definition linkbase document	Filed Herewith

101.LAB	XBRL taxonomy extension labels linkbase document	Filed Herewith

101.PRE	XBRL taxonomy extension presentation linkbase document	Filed Herewith

101.SCH	XBRL taxonomy extension schema linkbase document	Filed Herewith

153