Form 10-Q
period 2012-06-30
TOYOTA MOTOR CREDIT CORP
filed 2012-08-08
CIK 834071

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
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

Yes __    No  ☒

As of July 31, 2012, the number of outstanding shares of capital stock, no par value per share, of the registrant was 91,500, all of which shares were held by Toyota Financial Services Americas Corporation.

Reduced Disclosure Format

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TOYOTA MOTOR CREDIT CORPORATION
FORM 10-Q
For the quarter ended June 30, 2012

INDEX
PART I ........................................................................................................................................................................  3
Item 1. Financial Statements..............................................................................................................................................	3
Consolidated Statement of Income.....................................................................................................................................	3
Consolidated Statement of Comprehensive Income...........................................................................................................	3
Consolidated Balance Sheet................................................................................................................................................	4
Consolidated Statement of Shareholder’s Equity...............................................................................................................	5
Consolidated Statement of Cash Flows..............................................................................................................................	6
Notes to Consolidated Financial Statements.........................................................................................................................	7
Item 2. Management’s Discussion and Analysis...............................................................................................................	44
Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................................................................	70
Item 4. Controls and Procedures.......................................................................................................................................	70
PART II ....................................................................................................................................................................  71
Item 1. Legal Proceedings.................................................................................................................................................	71
Item 1A. Risk Factors...........................................................................................................................................................	72
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..............................................................................	72
Item 3. Defaults Upon Senior Securities...........................................................................................................................	72
Item 4. Mine Safety Disclosures.......................................................................................................................................	72
Item 5. Other Information.................................................................................................................................................	72
Item 6. Exhibits.................................................................................................................................................................	72
Signatures..............................................................................................................................................................................	73
Exhibit Index.........................................................................................................................................................................	74

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Three Months Ended
	June 30,
(Dollars in millions)	2012	2011
Financing revenues:
Operating lease	$1,157	$1,204
Retail	532	626
Dealer	108	90
Total financing revenues	1,797	1,920

Depreciation on operating leases	855	825
Interest expense	58	457
Net financing revenues	884	638

Insurance earned premiums and contract revenues	150	150
Investment and other income, net	35	40
Net financing revenues and other revenues	1,069	828

Expenses:
Provision for credit losses	16	(203)
Operating and administrative	216	197
Insurance losses and loss adjustment expenses	81	86
Total expenses	313	80

Income before income taxes	756	748
Provision for income taxes	279	283

Net income	$477	$465

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,
(Dollars in millions)	2012	2011
Net income	$477	$465
Other comprehensive income, net of tax:
Net unrealized gains on available-for-sale
marketable securities (net of tax provision of
$9 and $3, respectively)	11	9
Reclassification adjustment for net (gain)/loss on
available-for-sale marketable securities
included in net income (net of tax provision of
$1 and tax benefit $1, respectively)	(2)	1
Other comprehensive income	9	10
Comprehensive income	$486	$475

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$5,726	$5,060
Restricted cash	663	682
Investments in marketable securities	4,836	4,659
Finance receivables, net	59,900	58,042
Investments in operating leases, net	19,108	18,743
Other assets	1,461	1,727
Total assets	$91,694	$88,913

LIABILITIES AND SHAREHOLDER'S EQUITY

Debt	$75,232	$73,234
Deferred income taxes	5,702	5,412
Other liabilities	2,612	2,605
Total liabilities	83,546	81,251

Commitments and contingencies (See Note 12)

Shareholder's equity:
Capital stock, no par value (100,000 shares authorized; 91,500 issued
and outstanding) at June 30, 2012 and March 31, 2012	915	915
Additional paid-in-capital	2	2
Accumulated other comprehensive income	169	160
Retained earnings	7,062	6,585
Total shareholder's equity	8,148	7,662
Total liabilities and shareholder's equity	$91,694	$88,913

The following table presents the assets and liabilities of our consolidated variable interest entities.  The assets of any variable interest entity can only be used to settle obligations of that respective variable interest entity, and the creditors (or beneficial interest holders) do not have recourse to us or our other assets. These assets and liabilities are included in the consolidated balance sheet above.

(Dollars in millions)	June 30, 2012	March 31, 2012
ASSETS
Finance receivables, net	$10,126	$10,530
Investments in operating leases, net	662	-
Total assets	$10,788	$10,530

LIABILITIES
Debt	$9,484	$9,789
Other liabilities	2	2
Total liabilities	$9,486	$9,791

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(Unaudited)

			Accumulated
			other
	Capital	Additional	comprehensive	Retained
(Dollars in millions)	stock	paid-in capital	income	earnings	Total

BALANCE AT MARCH 31, 2011	$915	$1	$100	$5,840	$6,856

Net income for the three months ended
June 30, 2011	-	-	-	465	465
Other comprehensive income, net
of tax	-	-	10	-	10
BALANCE AT JUNE 30, 2011	$915	$1	$110	$6,305	$7,331

BALANCE AT MARCH 31, 2012	$915	$2	$160	$6,585	$7,662

Net income for the three months ended
June 30, 2012	-	-	-	477	477
Other comprehensive income, net
of tax	-	-	9	-	9
BALANCE AT JUNE 30, 2012	$915	$2	$169	$7,062	$8,148

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Three Months Ended June 30,
(Dollars in millions)	2012	2011
Cash flows from operating activities:
Net income	$477	$465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	866	848
Recognition of deferred income	(288)	(304)
Provision for credit losses	16	(203)
Amortization of deferred costs	135	140
Foreign currency and other adjustments to the carrying value of debt, net	(346)	853
Net gain from sale of investments in marketable securities	(3)	(12)
Net change in:
Restricted cash	19	26
Derivative assets	(129)	(369)
Other assets (Note 8) and accrued income	(23)	110
Deferred income taxes	282	274
Derivative liabilities	(17)	(19)
Other liabilities	40	54
Net cash provided by operating activities	1,029	1,863
Cash flows from investing activities:
Purchase of investments in marketable securities	(1,912)	(1,828)
Proceeds from sales of investments in marketable securities	89	257
Proceeds from maturities of investments in marketable securities	1,666	1,224
Acquisition of finance receivables (excluding wholesale)	(6,436)	(5,450)
Collection of finance receivables (excluding wholesale)	5,744	5,669
Net change in wholesale receivables	(1,183)	2,123
Acquisition of investments in operating leases	(2,455)	(1,899)
Disposals of investments in operating leases	1,366	1,537
Advances to affiliates	(1,080)	(812)
Repayments from affiliates	1,520	1,138
Other, net	(2)	(4)
Net cash (used in) provided by investing activities	(2,683)	1,955
Cash flows from financing activities:
Proceeds from issuance of debt (excluding commercial paper)	3,900	2,830
Payments on debt (excluding commercial paper)	(2,954)	(3,821)
Net change in commercial paper	3,388	(2,232)
Advances from affiliates	-	2
Repayments to affiliates	(2,014)	(14)
Net cash provided by (used in) financing activities	2,320	(3,235)
Net increase in cash and cash equivalents	666	583
Cash and cash equivalents at the beginning of the period	5,060	6,830
Cash and cash equivalents at the end of the period	$5,726	$7,413
Supplemental disclosures:
Interest paid	$346	$416
Income taxes received, net	$(1)	$(128)

See accompanying Notes to Consolidated Financial Statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Interim Financial Data

Basis of Presentation

The information furnished in these unaudited interim financial statements for the three months ended June 30, 2012 and 2011 has been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).  In the opinion of management, the unaudited financial information reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.  The results of operations for the three months ended June 30, 2012 do not necessarily indicate the results which may be expected for the full fiscal year ended March 31, 2013 (“fiscal 2013”).

These financial statements should be read in conjunction with the Consolidated Financial Statements, significant accounting policies, and other notes to the Consolidated Financial Statements included in Toyota Motor Credit Corporation’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2012 (“fiscal 2012”), which was filed with the Securities and Exchange Commission (“SEC”) on June 6, 2012.  References herein to “TMCC” denote Toyota Motor Credit Corporation, and references herein to “we”, “our”, and “us” denote Toyota Motor Credit Corporation and its consolidated subsidiaries.

Certain prior period amounts have been reclassified to conform to the current period presentation.  Related party transactions presented in the Consolidated Financial Statements are disclosed in Note 14 – Related Party Transactions of the Notes to Consolidated Financial Statements.

New Accounting Guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the disclosure about offsetting assets and liabilities.  The disclosure requirements of this guidance are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on a company’s financial position.  Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the balance sheet.  The guidance retains the current U.S. GAAP model that allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party, where rights of set-off are available, including in the event of default or bankruptcy.  However, the guidance adds new disclosure requirements to improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received.  The accounting guidance is effective for us on April 1, 2013.  We are evaluating the effect that adoption of this guidance will have on our consolidated financial statements.

Recently Adopted Accounting Guidance

In April 2012, we adopted new FASB accounting guidance which requires entities to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements.  We have elected to present comprehensive income in two separate but consecutive statements.  The application of this guidance primarily affected the presentation of the consolidated financial statements.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements

The following table summarizes our financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and March 31, 2012, by level within the fair value hierarchy.  Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

In instances where we meet the accounting guidance for set-off criteria, we elect to net derivative assets and derivative liabilities and the related cash collateral received and paid when legally enforceable master netting agreements exist.

Derivative assets were reduced by a counterparty credit valuation adjustment of $8 million and $3 million as of June 30, 2012 and March 31, 2012, respectively.  As of June 30, 2012, there were no derivative liabilities reduced by a non-performance credit valuation adjustment.  As of March 31, 2012, derivative liabilities were reduced by a non-performance credit valuation adjustment of $1 million.

As of June 30, 2012
	Fair value measurements on a recurring basis
				Counterparty
				netting &	Fair
(Dollars in millions)	Level 1	Level 2	Level 3	collateral	value
Cash equivalents:
Money market instruments	$3,518	$556	$-	$-	$4,074
Certificates of deposit	-	350	-	-	350
Commercial paper	-	1,039	-	-	1,039
Cash equivalents total	3,518	1,945	-	-	5,463
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	73	62	-	-	135
Municipal debt securities	-	19	-	-	19
Certificates of deposit	-	1,724	-	-	1,724
Commercial paper	-	344	-	-	344
Foreign government debt securities	-	3	-	-	3
Corporate debt securities	-	91	4	-	95
Mortgage-backed securities:
U.S. government agency	-	100	-	-	100
Non-agency residential	-	-	7	-	7
Non-agency commercial	-	-	25	-	25
Asset-backed securities	-	-	12	-	12
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	-	40	-	-	40
U.S. government sector fund	-	342	-	-	342
Municipal sector fund	-	21	-	-	21
Investment grade corporate sector fund	-	299	-	-	299
High-yield sector fund	-	37	-	-	37
Real return sector fund	-	287	-	-	287
Mortgage sector fund	-	637	-	-	637
Asset-backed securities sector fund	-	42	-	-	42
Emerging market sector fund	-	64	-	-	64
International sector fund	-	164	-	-	164
Equity mutual fund	439	-	-	-	439
Available-for-sale securities total	512	4,276	48	-	4,836
Derivative assets:
Foreign currency swaps	-	1,903	72	-	1,975
Interest rate swaps	-	649	11	-	660
Counterparty netting and collateral	-	-	-	(2,436)	(2,436)
Derivative assets total	-	2,552	83	(2,436)	199
Embedded derivative assets	-	-	-	-	-
Assets at fair value	4,030	8,773	131	(2,436)	10,498
Derivative liabilities:
Foreign currency swaps	-	(57)	(13)	-	(70)
Interest rate swaps	-	(980)	-	-	(980)
Counterparty netting and collateral	-	-	-	1,027	1,027
Derivative liabilities total	-	(1,037)	(13)	1,027	(23)
Embedded derivative liabilities	-	-	(27)	-	(27)
Liabilities at fair value	-	(1,037)	(40)	1,027	(50)
Net assets at fair value	$4,030	$7,736	$91	$(1,409)	$10,448

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Transfers between levels of the fair value hierarchy are recognized at the end of their respective reporting periods.  During the three months ended June 30, 2012, $53 million of U.S. government and agency obligations were valued using quoted prices for identical securities traded in an active market and were transferred from Level 2 to Level 1.  Additionally, during the three months ended June 30, 2012, certain available-for-sale debt instruments were transferred from Level 2 to Level 3 due to reduced transparency of market price quotations for these and/or comparable instruments.

The following tables summarize the reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three months ended June 30, 2012 and 2011:

Three Months Ended June 30, 2012

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
										Total net
										assets
	Available-for-sale securities					Derivative instruments, net				(liabilities)
		Non-agency	Non-agency
		residential	commercial		Total				Total
	Corporate	mortgage-	mortgage-	Asset-	available-	Interest	Foreign		derivative
	debt	backed	backed	backed	for-sale	rate	currency	Embedded	assets
(Dollars in millions)	securities	securities	securities	securities	securities	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2012	$1	$4	$15	$1	$21	$13	$69	$(24)	$58	$79
Total losses
Included in earnings	-	-	-	-	-	(1)	(5)	(3)	(9)	(9)
Included in other comprehensive income	-	-	-	-	-	-	-	-	-	-
Purchases, issuances, sales, and
settlements
Purchases	-	-	1	-	1	-	-	-	-	1
Issuances	-	-	-	-	-	-	-	-	-	-
Sales	-	-	(1)	-	(1)	-	-	-	-	(1)
Settlements	-	-	-	-	-	(1)	(5)	-	(6)	(6)
Transfers in to Level 3	3	3	10	11	27	-	-	-	-	27
Transfers out of Level 3	-	-	-	-	-	-	-	-	-	-
Fair value, June 30, 2012	$4	$7	$25	$12	$48	$11	$59	$(27)	$43	$91
The amount of total
losses for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date						$(1)	$(5)	$(3)	$(9)	$(9)

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Three Months Ended June 30, 2011

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
					Total net
					assets
	Derivative instruments, net				(liabilities)

				Total
	Interest	Foreign		derivative
	rate	currency	Embedded	assets
(Dollars in millions)	swaps	swaps	derivatives	(liabilities)
Fair value, April 1, 2011	$17	$109	$(51)	$75	$75
Total gains/(losses)
Included in earnings	4	48	11	63	63
Included in other comprehensive income	-	-	-	-	-
Purchases, issuances, sales, and settlements
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	(11)	(5)	-	(16)	(16)
Transfers in to Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Fair value, June 30, 2011	$10	$152	$(40)	$122	$122
The amount of total gains or
(losses) for the period included
in earnings attributable to the
change in unrealized gains or
losses related to assets still held
at the reporting date	$4	$48	$(5)	$47	$47

Nonrecurring Fair Value Measurements

Certain assets are not measured at fair value on a recurring basis but are subject to fair value adjustments only in certain circumstances, for example, when there is evidence of impairment.  For these assets, we record the fair value on a nonrecurring basis and disclose changes in fair value during the reporting period.  Fair value measurements on a nonrecurring basis consisted of Level 3 net finance receivables within the dealer products portfolio segment individually evaluated for impairment of $183 million and $166 million as of June 30, 2012 and March 31, 2012, respectively.

The total change in fair value of financial instruments measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statement of Income consisted of a loss on net finance receivables within the dealer products portfolio segment individually evaluated for impairment of $30 million for the first quarter of fiscal 2013 and a gain of $3 million for the first quarter of fiscal 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Fair Value Measurements (Continued)

Level 3 Fair Value Measurements at June 30, 2012 and March 31, 2012

At June 30, 2012, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $48 million, derivative assets of $83 million and derivative liabilities of $40 million.  At March 31, 2012, our Level 3 financial instruments subject to recurring fair value measurement consisted of available-for-sale securities of $21 million, derivative assets of $92 million and derivative liabilities of $34 million.  Level 3 financial instruments subject to nonrecurring fair value measurement were limited to impaired finance receivables with a fair value of $183 million at June 30, 2012 and $166 million at March 31, 2012.  The fair value measurements of Level 3 financial assets and liabilities were not significant to our Consolidated Balance Sheet or Consolidated Statement of Income as of and for the quarter ended June 30, 2012 and as of and for the year ended March 31, 2012.

Financial Instruments

The following tables provide information about assets and liabilities not carried at fair value in our Consolidated Balance Sheet:

		Fair value measurement hierarchy
	Carrying				Total Fair
(Dollars in millions)	value	Level 1	Level 2	Level 3	Value
As of June 30, 2012

Financial assets
Finance receivables, net
Retail loan	$45,608	$-	$-	$46,542	$46,542
Commercial	141	-	-	145	145
Wholesale	7,963	-	-	7,966	7,966
Real estate	4,321	-	-	4,249	4,249
Working capital	1,620	-	-	1,624	1,624

Financial liabilities
Commercial paper	$24,634	$-	$24,634	$-	$24,634
Unsecured notes and loans payable	$41,114	$-	$38,266	$4,301	$42,567
Secured notes and loans payable	$9,484	$-	$-	$9,493	$9,493

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 - Fair Value Measurements (Continued)

		Fair value measurement hierarchy
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

The carrying value of each class of finance receivables is presented net of deferred costs, unearned income and the allowance for credit losses; the amount excludes related party transactions of $36 million at both June 30, 2012 and March 31, 2012 and direct finance leases of $211 million and $213 million at June 30, 2012 and March 31, 2012, respectively.

The carrying value of unsecured notes and loans payable represents the sum of unsecured notes and loans payable and carrying value adjustment as described in Note 9 - Debt.  There were no loans payable to affiliates that were included in unsecured notes and loans payable at June 30, 2012.  The loans payable to affiliates included in unsecured notes and loans payable were $2.2 billion at March 31, 2012, and were carried at amounts that approximate fair value.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities

We classify all of our investments in marketable securities as available-for-sale.  The amortized cost and estimated fair value of investments in marketable securities and related unrealized gains and losses were as follows:

	June 30, 2012
	Amortized	Unrealized	Unrealized	Fair
(Dollars in millions)	cost	gains	losses	value
Available-for-sale securities:
Debt instruments:
U.S. government and agency obligations	$131	$4	$-	$135
Municipal debt securities	16	3	-	19
Certificates of deposit	1,724	-	-	1,724
Commercial paper	344	-	-	344
Foreign government debt securities	3	-	-	3
Corporate debt securities	89	6	-	95
Mortgage-backed securities:
U.S. government agency	94	6	-	100
Non-agency residential	6	1	-	7
Non-agency commercial	24	1	-	25
Asset-backed securities	12	-	-	12
Equity instruments:
Fixed income mutual funds:
Short-term sector fund	39	1	-	40
U.S. government sector fund	330	12	-	342
Municipal sector fund	19	2	-	21
Investment grade corporate sector fund	260	39	-	299
High-yield sector fund	31	6	-	37
Real return sector fund	279	8	-	287
Mortgage sector fund	647	-	(10)	637
Asset-backed securities sector fund	37	5	-	42
Emerging market sector fund	60	4	-	64
International sector fund	147	17	-	164
Equity mutual fund	271	168	-	439
Total investments in marketable securities	$4,563	$283	$(10)	$4,836

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

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

The fixed income mutual funds include investments in funds that are privately placed.  The total fair value of private placement fixed income mutual funds was $1.9 billion and $1.8 billion at June 30, 2012 and March 31, 2012, respectively.  For each fund, cash redemption limits may apply to each 90 day period.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

OTTI Securities

There were no available-for-sale debt or equity securities deemed to be other-than-temporarily impaired for the three months ended June 30, 2012 and June 30, 2011.

Unrealized Losses on Securities

The following table presents the fair value and gross unrealized losses of investments in marketable securities that had been in a continuous unrealized loss position for less than twelve consecutive months.  These unrealized losses are recorded in Accumulated Other Comprehensive Income, net of applicable taxes in our Consolidated Statement of Shareholder's Equity:

	Less than 12 months as of
	June 30, 2012		March 31, 2012
	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	value	losses	value	losses
Available-for-sale securities:
Debt instruments:
U.S. government and agency
obligations	$-	$-	$68	$(1)
Equity instruments:
U.S. government sector fund	-	-	237	(2)
Mortgage sector fund	637	(10)	639	(12)
Total investments in marketable
securities	$637	$(10)	$944	$(15)

At June 30, 2012 and March 31, 2012, total gross unrealized loss and fair value of investments that had been in a continuous unrealized loss position for 12 consecutive months or more were not material to our Consolidated Balance Sheet.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Contractual Maturities and Yields

The contractual maturities of investments in marketable securities at June 30, 2012 are summarized in the following table.  Prepayments may cause actual maturities to differ from scheduled maturities

	Due in 1 Year or		Due after 1 Year		Due after 5 Years
	Less		through 5 Years		through 10 Years		Due after 10 Years		Total
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Fair Value of Available-for-Sale Securities:
Debt instruments:
U.S. government and
agency obligations	$9	0.07%	$54	1.33%	$70	2.08%	$2	3.13%	$135	1.74%
Municipal debt securities	-	-	-	-	1	5.53	18	6.00	19	5.97
Certificates of deposit	1,724	0.46	-	-	-	-	-	-	1,724	0.46
Commercial paper	344	0.13	-	-	-	-	-	-	344	0.13
Foreign government debt
securities	-	-	3	2.93	-	-	-	-	3	2.93
Corporate debt
securities	2	3.70	53	4.38	39	5.19	1	7.86	95	4.70
Mortgage-backed securities:
U.S. government agency	-	-	-	-	6	4.23	94	3.95	100	3.97
Non-agency residential	-	-	-	-	-	-	7	8.20	7	8.20
Non-agency commercial	-	-	3	3.59	1	1.04	21	4.24	25	4.05
Asset-backed securities	-	-	4	2.45	2	1.13	6	1.38	12	1.68
Debt instruments total	2,079	0.41	117	2.88	119	3.26	149	4.33	2,464	0.90

Equity instruments:
Fixed income mutual funds									1,933	4.40
Equity mutual fund									439	3.30
Equity instruments total	-		-		-		-		2,372	4.20
Total fair value	$2,079	0.41%	$117	2.88%	$119	3.26%	$149	4.33%	$4,836	2.52%
Total amortized cost	$2,079		$113		$113		$138		$4,563

Yields are based on the amortized cost balances of securities held at June 30, 2012.  Yields are derived by aggregating the monthly result of interest and dividend income (including the effect of related amortization of premiums and accretion of discounts) divided by amortized cost.  Equity instruments do not have a stated maturity date.

Securities on Deposit

In accordance with statutory requirements, we had on deposit with state insurance authorities U.S. debt securities with amortized cost and fair value of $6 million at both June 30, 2012 and March 31, 2012.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Investments in Marketable Securities (Continued)

Realized Gains and Losses on Sales of Available-For-Sale Securities

Realized gains and losses from the sale of available-for-sale securities are as follows:

	Three Months Ended
	June 30,
Available-for-sale securities:	2012	2011
Realized gains on sales	$4	$12
Realized losses on sales	$1	$-

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net

Finance receivables, net consist of retail and dealer accounts including accrued interest and deferred fees and costs, net of the allowance for credit losses and unearned income.  Pledged receivables represent retail loan receivables that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements.  Cash flows from these pledged receivables are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

(Dollars in millions)	June 30, 2012	March 31, 2012
Retail receivables	$36,098	$35,020
Pledged retail receivables	10,286	10,726
Dealer financing	14,091	12,865
	60,475	58,611

Deferred origination (fees) and costs, net	639	639
Unearned income	(699)	(684)
Allowance for credit losses
Retail and pledged retail receivables	(362)	(405)
Dealer financing	(153)	(119)
Total allowance for credit losses	(515)	(524)
Finance receivables, net	$59,900	$58,042

Finance receivables, net and retail receivables presented in the previous table includes direct finance leases, net of $211 million and $213 million at June 30, 2012 and March 31, 2012, respectively.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Dealer Products Portfolio Segment

For the three classes of finance receivables within the dealer products portfolio segment (wholesale, real estate and working capital), all loans outstanding for an individual dealer or dealership group, and affiliated entities, are aggregated and evaluated collectively by dealer or dealership group.  This reflects the interconnected nature of financing provided to our individual dealer and dealer group customers, and their affiliated entities.

When assessing the credit quality of the finance receivables within the dealer products portfolio segment, we segregate the finance receivables account balances into four distinct credit quality indicators based on internal risk assessments. The internal risk assessments for all finance receivables within the dealer products portfolio segment are updated on a monthly basis.

The four credit quality indicators are:

•	Performing – Account not classified as either Credit Watch, At Risk or Default
•	Credit Watch – Account designated for elevated attention
•	At Risk – Account where there is a probability that default exists based on qualitative and quantitative factors
•	Default – Account is not currently meeting contractual obligations or we have temporarily waived certain contractual requirements

The tables below present each credit quality indicator by class of finance receivables as of June 30, 2012 and March 31, 2012:

	Retail Loan		Commercial
(Dollars in millions)	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012

Aging of finance receivables:
Current	$45,401	$44,842	$347	$352
30-59 days past due	479	433	10	8
60-89 days past due	110	80	2	2
90 days past due	34	28	1	1
Total	$46,024	$45,383	$360	$363

	Wholesale		Real Estate		Working Capital
(Dollars in millions)	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012

Credit quality indicators:
Performing	$7,005	$6,249	$3,658	$3,746	$1,532	$1,422
Credit Watch	906	675	591	467	87	61
At Risk	108	78	155	148	32	8
Default	9	6	1	-	7	5
Total	$8,028	$7,008	$4,405	$4,361	$1,658	$1,496

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Impaired Finance Receivables

The following table summarizes the information related to our impaired loans by class of finance receivables as of June 30, 2012 and March 31, 2012:

	Impaired				Individually Evaluated
	Finance Receivables		Unpaid Principal Balance		Allowance
	June 30,	March 31,	June 30,	March 31,	June 30,	March 31,
(Dollars in millions)	2012	2012	2012	2012	2012	2012

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$25	$7	$25	$7	$5	$1
Real estate	137	136	137	136	41	37
Working capital	30	7	30	7	29	7
Total	$192	$150	$192	$150	$75	$45

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$65	$60	$65	$60
Real estate	-	-	-	-
Working capital	1	1	1	1
Total	$66	$61	$66	$61

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$476	$502	$471	$496
Commercial	1	1	1	1
Total	$477	$503	$472	$497

Total impaired account balances:

Retail loan	$476	$502	$471	$496
Commercial	1	1	1	1
Wholesale	90	67	90	67
Real estate	137	136	137	136
Working capital	31	8	31	8
Total	$735	$714	$730	$708

As of June 30, 2012 and March 31, 2012, all impaired finance receivables within the dealer products portfolio segment were on nonaccrual status and there were no charge-offs against the allowance for credit losses for the corresponding receivables.  Therefore, the impaired finance receivables balance is equal to the unpaid principal balance.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

The following table summarizes the average balance of finance receivables determined to be impaired as of the balance sheet date and the interest income recognized on impaired finance receivables for the three months ended June 30, 2012 and 2011:

	Average Impaired Finance Receivables		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in millions)	2012	2011	2012	2011

Impaired account balances individually evaluated for impairment with an allowance:

Wholesale	$23	$10	$-	$-
Real estate	137	137	1	1
Working capital	31	14	-	-
Total	$191	161	1	$1

Impaired account balances individually evaluated for impairment without an allowance:

Wholesale	$60	$42	$-	$1
Real estate	-	-	-	-
Working capital	1	1	-	-
Total	$61	$43	$-	$1

Impaired account balances aggregated and evaluated for impairment:

Retail loan	$489	$577	$10	$12
Commercial	1	3	-	-
Total	$490	$580	$10	$12

Total impaired account balances:

Retail loan	$489	$577	$10	$12
Commercial	1	3	-	-
Wholesale	83	52	-	1
Real estate	137	137	1	1
Working capital	32	15	-	-
Total	$742	$784	$11	$14

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 – Finance Receivables, Net (Continued)

Troubled Debt Restructuring

For accounts not under bankruptcy protection, the amount of finance receivables modified as a troubled debt restructuring during the three months ended June 30, 2012 and June 30, 2011 is not significant for each class of finance receivables.  Troubled debt restructurings for these accounts within the retail loan class of finance receivables are comprised exclusively of contract term extensions that reduce the monthly payment due from the customer, while accounts within the commercial class of finance receivables consist of contract term extensions, interest rate adjustments, or a combination of the two.  For the three classes of finance receivables within the dealer products portfolio segment, troubled debt restructurings include contract term extensions, interest rate adjustments, waivers of loan covenants, or any combination of the three.  Troubled debt restructurings of accounts not under bankruptcy protection did not include forgiveness of principal during the three months ended June 30, 2012 and June 30, 2011.

We recognize finance receivables under bankruptcy protection within the retail loan and commercial classes as troubled debt restructurings as of the date we receive notice of a customer filing for bankruptcy protection regardless of the ultimate outcome of the bankruptcy proceedings.  The bankruptcy court may impose modifications as part of the proceedings, including interest rate adjustments and forgiveness of principal.  For the three months ended June 30, 2012 and June 30, 2011, the financial impact of troubled debt restructurings related to accounts under bankruptcy protection was not significant to our Consolidated Statement of Income and Consolidated Balance Sheet.

Payment Defaults

Finance receivables modified as troubled debt restructurings for which there was a payment default during the three months ended June 30, 2012 and June 30, 2011, and for which the modification occurred within twelve months of the payment default, were not significant for all classes of such receivables.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Investments in Operating Leases, Net

Investments in operating leases, net consist of vehicle and equipment leases including deferred fees and costs, net of the allowance for credit losses and unearned income.  Pledged investments in operating leases represent beneficial interests in a pool of certain vehicle leases that have been sold for legal purposes to securitization trusts but continue to be included in our consolidated financial statements.  Cash flows from these pledged investments in operating leases are available only for the repayment of debt issued by these trusts and other obligations arising from the securitization transactions.  They are not available for payment of our other obligations or to satisfy claims of our other creditors.

Investments in operating leases, net consisted of the following:

(Dollars in millions)	June 30, 2012	March 31, 2012
Investments in operating leases	$24,398	$24,911
Pledged investments in operating leases	895	-
	25,293	24,911
Deferred origination (fees) and costs, net	(132)	(133)
Deferred income	(604)	(594)
Accumulated depreciation	(5,358)	(5,346)
Allowance for credit losses	(91)	(95)
Investments in operating leases, net	$19,108	$18,743

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses

The following table provides information related to our allowance for credit losses on finance receivables and investments in operating leases:

	Three Months Ended
	June 30,
(Dollars in millions)	2012	2011
Allowance for credit losses at beginning of period	$619	$879
Provision for credit losses	16	(203)
Charge-offs, net of recoveries	(29)	(9)
Allowance for credit losses at end of period	$606	$667

Charge-offs are shown net of $23 million and $52 million of recoveries for the three months ended June 30, 2012 and 2011, respectively.

Allowance for Credit Losses and Finance Receivables by Portfolio Segment

The following tables provide information related to our allowance for credit losses and finance receivables by portfolio segment for the three months ended June 30, 2012 and 2011:

For the Three Months Ended June 30, 2012

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, April 1, 2012	$395	$10	$119	$524
Charge-offs	(44)	(1)	-	(45)
Recoveries	18	-	-	18
Provisions	(13)	(3)	34	18
Ending balance, June 30, 2012	$356	$6	$153	$515

Ending balance: Individually evaluated for impairment	$-	$-	$75	$75
Ending balance: Collectively evaluated for impairment	$356	$6	$78	$440

Gross Finance Receivables:

Ending balance, June 30, 2012	$46,024	$360	$14,091	$60,475
Ending balance: Individually evaluated for impairment	$-	$-	$258	$258
Ending balance: Collectively evaluated for impairment	$46,024	$360	$13,833	$60,217

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $476 million and $1 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of June 30, 2012, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 - Allowance for Credit Losses (Continued)

For the Three Months Ended June 30, 2011

(Dollars in millions)	Retail Loan	Commercial	Dealer Products	Total

Allowance for Credit Losses for Finance Receivables:

Beginning balance, April 1, 2011	$595	$18	$141	$754
Charge-offs	(53)	-	-	(53)
Recoveries	44	1	-	45
Provisions	(206)	(6)	(6)	(218)
Ending balance, June 30, 2011	$380	$13	$135	$528

Ending balance: Individually evaluated for impairment	$-	$-	$64	$64
Ending balance: Collectively evaluated for impairment	$380	$13	$71	$464

Gross Finance Receivables:

Ending balance, June 30, 2011	$45,830	$407	$10,097	$56,334
Ending balance: Individually evaluated for impairment	$-	$-	$191	$191
Ending balance: Collectively evaluated for impairment	$45,830	$407	$9,906	$56,143

The ending balance of gross finance receivables collectively evaluated for impairment includes approximately $573 million and $2 million of finance receivables within the retail loan and commercial portfolio segments, respectively, that are specifically identified as impaired.  These amounts are aggregated with their respective portfolio segments when determining the allowance for credit losses as of June 30, 2011, as they are deemed to be insignificant for individual evaluation and we have determined that the allowance for credit losses would not be materially different if the amounts had been individually evaluated for impairment.

Past Due Finance Receivables and Investments in Operating Leases

(Dollars in millions)	June 30, 2012	March 31, 2012
Aggregate balances 60 or more days past due
Finance receivables	$147	$111
Operating leases	35	31
Total	$182	$142

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Allowance for Credit Losses (Continued)

Past Due Finance Receivables by Class

The following tables summarize the aging of finance receivables by class as of June 30, 2012 and March 31, 2012 for finance receivables that are past due:

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past Due and Accruing

As of June 30, 2012

Retail loan	$479	$110	$34	$623	$45,401	$46,024	$34
Commercial	10	2	1	13	347	360	1
Wholesale	-	-	-	-	8,028	8,028	-
Real estate	-	-	-	-	4,405	4,405	-
Working capital	-	-	-	-	1,658	1,658	-
Total	$489	$112	$35	$636	$59,839	$60,475	$35

(Dollars in millions)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Finance Receivables	Carrying Amount 90 Days Past due and Accruing

As of March 31, 2012

Retail loan	$433	$80	$28	$541	$44,842	$45,383	$28
Commercial	8	2	1	11	352	363	1
Wholesale	-	-	-	-	7,008	7,008	-
Real estate	-	-	-	-	4,361	4,361	-
Working capital	1	-	-	1	1,495	1,496	-
Total	$442	$82	$29	$553	$58,058	$58,611	$29

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

Credit Risk Related Contingent Features

Certain of our derivative contracts are governed by International Swaps and Derivatives Association (“ISDA”) Master Agreements.  Substantially all of these ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement at market value in the event of a ratings downgrade of the other party below a specified threshold.  These agreements require the transfer of collateral on either a monthly or daily basis depending on the counterparty.  During fiscal 2012, we implemented daily valuation and collateral exchange arrangements with a majority of our counterparties on a zero threshold, fully-collateralized basis.  Our remaining agreements require monthly collateral exchanges in the amount by which a party’s net derivatives position exceeds its ratings-based, specified threshold.

The aggregate fair value of derivative instruments that contain credit risk related contingent features that were in a net liability position at June 30, 2012 was $23 million, excluding embedded derivatives and adjustments made for our own non-performance risk. If our credit ratings declined by one notch, we would not be required to post additional collateral.  If our ratings were to decline by two notches or more, we would be required to post an additional $17 million of collateral to the counterparties with which we were in a liability position at June 30, 2012.  In order to settle all derivative instruments that were in a net liability position at June 30, 2012, excluding embedded derivatives and adjustments made for our own non-performance risk, we would be required to pay $23 million which would include excess collateral held of $6 million.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 - Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at June 30, 2012 as reported in the Consolidated Balance Sheet:
	Hedge accounting		Non-hedge		Total
	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other assets
Interest rate swaps	$465	$58	$16,256	$602	$16,721	$660
Foreign currency swaps	1,576	687	8,349	1,288	9,925	1,975
Embedded derivatives	-	-	-	-	-	-
Total	$2,041	$745	$24,605	$1,890	$26,646	$2,635

Counterparty netting and collateral						(2,436)
Carrying value of derivative contracts – Other assets						$199

Other liabilities
Interest rate swaps	$-	$-	$52,926	$980	$52,926	$980
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	977	26	1,604	44	2,581	70
Embedded derivatives	-	-	92	27	92	27
Total	$977	$26	$54,672	$1,051	$55,649	$1,077

Counterparty netting and collateral						(1,027)
Carrying value of derivative contracts – Other liabilities						$50

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of June 30, 2012, we held collateral of $1,607 million and posted collateral of $198 million.  We had $6 million of excess collateral posted by counterparties whose position shifted from a net asset to a net liability position subsequent to the date collateral was transferred.  Similarly, we had $58 million of excess collateral held by counterparties whose position shifted from a net liability to a net asset position subsequent to the date collateral was transferred.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

Derivative Activity Impact on Financial Statements

The table below shows the location and amount of derivatives at March 31, 2012 as reported in the Consolidated Balance Sheet:

	Hedge accounting		Non-hedge		Total
	derivatives		accounting derivatives
	Notional	Fair	Notional	Fair	Notional	Fair
(Dollars in millions)		value		value		value
Other Assets
Interest rate swaps	$465	$59	$15,804	$380	$16,269	$439
Foreign currency swaps	3,291	772	9,866	1,449	13,157	2,221
Embedded derivatives	-	-	-	-	-	-
Total	$3,756	$831	$25,670	$1,829	$29,426	$2,660

Counterparty netting and collateral held						(2,590)
Carrying value of derivative contracts – Other assets						$70

Other liabilities
Interest rate swaps	$-	$-	$51,175	$1,008	$51,175	$1,008
Interest rate caps	-	-	50	-	50	-
Foreign currency swaps	437	29	987	44	1,424	73
Embedded derivatives	-	-	92	24	92	24
Total	$437	$29	$52,304	$1,076	$52,741	$1,105

Counterparty netting and collateral held						(1,038)
Carrying value of derivative contracts – Other liabilities						$67

Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of March 31, 2012, we held collateral of $1,748 million and posted collateral of $196 million.  We had $23 million of excess collateral held by counterparties whose position shifted from a net asset to a net liability position subsequent to the date collateral was transferred.  Similarly, we had $7 million of excess collateral posted by counterparties whose position shifted from a net liability to a net asset position subsequent to the date collateral was transferred.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Derivatives, Hedging Activities and Interest Expense (Continued)

The following table summarizes the components of interest expense, including the location and amount of gains or losses on derivative instruments and related hedged items, for the three months ended June 30, 2012 and 2011 as reported in our Consolidated Statement of Income:

	Three Months Ended
	June 30,
(Dollars in millions)	2012	2011 1
Interest expense on debt2	$337	$481
Interest expense on hedge accounting derivatives2	(27)	(81)
Interest expense on non-hedge accounting foreign currency
swaps2	(67)	(132)
Interest expense on non-hedge accounting interest rate swaps2	103	180
Interest expense on debt and derivatives2	346	448

Loss (gain) on hedge accounting derivatives:
Interest rate swaps3	3	(7)
Foreign currency swaps3	119	(400)
Loss (gain) on hedge accounting derivatives	122	(407)
Less hedged item: change in fair value of fixed rate debt	(125)	403
Ineffectiveness related to hedge accounting derivatives3	(3)	(4)

(Gain) loss from foreign currency transactions and non-hedge accounting derivatives:
(Gain) loss on foreign currency transactions3	(44)	704
(Gain) on foreign currency swaps3	(32)	(809)
(Gain) loss on interest rate swaps3	(209)	118
Total interest expense	$58	$457

1 Certain prior period amounts have been reclassified to conform to the current period presentation.
2 Amounts represent net interest settlements and changes in accruals.
3 Amounts exclude net interest settlements and changes in accruals.

The following table summarizes the relative fair value allocation of derivative credit valuation adjustments within interest expense for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
(Dollars in millions)	2012	2011

Loss related to hedge accounting derivatives	$1	$2
Loss on non-hedge accounting foreign currency swaps	4	5
Loss on non-hedge accounting interest rate swaps	1	1
Total credit valuation adjustment allocated to interest expense	$6	$8

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Other Assets and Other Liabilities

Other assets and other liabilities consisted of the following:

(Dollars in millions)	June 30, 2012	March 31, 2012
Other assets:

Notes receivable from affiliates	$612	$1,052
Used vehicles held for sale	88	82
Deferred charges	125	131
Income taxes receivable	25	23
Derivative assets	199	70
Other assets	412	369
Total other assets	$1,461	$1,727

Other liabilities:

Unearned insurance premiums and contract revenues	$1,475	$1,467
Derivative liabilities	50	67
Accounts payable and accrued expenses	750	716
Deferred income	233	229
Other liabilities	104	126
Total other liabilities	$2,612	$2,605

The change in used vehicles held for sale includes non-cash activities of $6 million and $52 million at June 30, 2012 and June 30, 2011, respectively.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Debt

Debt and the related weighted average contractual interest rates are summarized as follows:

			Weighted average
			contractual interest rates
	June 30,	March 31,	June 30,	March 31,
(Dollars in millions)	2012	2012	2012	2012
Commercial paper	$24,634	$21,247	0.34%	0.38%
Unsecured notes and loans payable	40,393	41,415	2.56%	2.63%
Secured notes and loans payable	9,484	9,789	0.69%	0.67%
Carrying value adjustment	721	783
Total debt	$75,232	$73,234	1.59%	1.70%

The commercial paper balance includes unamortized premiums and discounts.  Included in unsecured notes and loans payable are notes and loans denominated in various foreign currencies, unamortized premiums and discounts and the effects of foreign currency transaction gains and losses on non-hedged or de-designated foreign currency denominated notes and loans payable.  At June 30, 2012 and March 31, 2012, the carrying values of these foreign currency denominated notes payable were $13.4 billion and $15.8 billion, respectively.  Concurrent with the issuance of these foreign currency unsecured notes, we entered into currency swaps in the same notional amount to convert non-U.S. currency payments to U.S. dollar denominated payments.

Additionally, the carrying value of our unsecured notes and loans payable at June 30, 2012 and March 31, 2012  included unsecured floating rate debt of $15.9 billion and $16.7 billion, respectively, with contractual interest rates ranging from 0 percent to 6.0 percent.  The carrying value of our unsecured notes and loans payable at June 30, 2012 and March 31, 2012 also included unsecured fixed rate debt of $25.2 billion and $25.5 billion, respectively, with contractual interest rates ranging from 0.5 percent to 9.4 percent.

Our secured notes and loans payable are denominated in U.S. dollars and consist of both fixed and variable rate debt with interest rates ranging from 0.5 percent to 1.9 percent at both June 30, 2012 and March 31, 2012.  Secured notes and loans are issued by on-balance sheet securitization trusts, as further discussed in Note 10 – Variable Interest Entities.  These notes are repayable only from collections on the underlying pledged retail finance receivables, investments in operating leases and related credit enhancements.

The carrying value adjustment on debt represents the effects of fair value adjustments to debt in hedging relationships, accrued redemption premiums, and the unamortized fair value adjustments on the hedged item for terminated fair value hedge accounting relationships.  The carrying value adjustment on debt decreased by $62 million at June 30, 2012 compared to March 31, 2012 primarily as a result of a stronger U.S. dollar relative to certain other currencies in which some of our debt is denominated.

As of June 30, 2012, our commercial paper had a weighted average remaining maturity of 87 days, while our notes and loans payable mature on various dates through fiscal 2047.  Weighted average contractual interest rates are calculated based on original notional or par value before consideration of premium or discount.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Variable Interest Entities

We use one or more special purpose entities that are considered VIEs to issue asset-backed securities to third party bank-sponsored asset-backed securitization vehicles and to investors in securitization transactions.  The securities issued by these VIEs are backed by the cash flows from retail finance receivables and beneficial interests in investments in operating leases (“Securitized Assets”).  We hold variable interests in the VIEs that could potentially be significant to the VIEs.  We determined that we are the primary beneficiary of the securitization trusts because (i) our servicing responsibilities for the Securitized Assets give us the power to direct the activities that most significantly impact the performance of the VIEs, and (ii) our variable interests in the VIEs give us the obligation to absorb losses and the right to receive residual returns that could potentially be significant.

The following tables show the assets and liabilities related to our VIE securitization transactions that were included in our financial statements as of June 30, 2012 and March 31, 2012.

	June 30, 2012

		VIE Assets		VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Debt	Other Liabilities

Retail finance receivables	$639	$10,286	$10,126	$9,008	$2
Investments in operating leases	24	895	662	476	-
Total	$663	$11,181	$10,788	$9,484	$2

	March 31, 2012

		VIE Assets		VIE Liabilities
		Gross	Net
(Dollars in millions)	Restricted Cash	Securitized Assets	Securitized Assets	Debt	Other Liabilities

Retail finance receivables	$682	$10,726	$10,530	$9,789	$2
Total	$682	$10,726	$10,530	$9,789	$2

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 10 – Variable Interest Entities (Continued)

Restricted cash represents collections from the underlying Securitized Assets and certain reserve deposits held by TMCC for the VIEs.  Net Securitized Assets are presented net of deferred origination costs, unearned income, accumulated depreciation and the allowance for credit losses.  The related debt of these consolidated VIEs is presented net of $660 million and $381 million of securities retained by TMCC at June 30, 2012 and March 31, 2012, respectively.

The assets of the VIEs and the restricted cash held by TMCC serve as the sole source of repayment for the asset-backed securities issued by these entities.  Investors in the notes issued by the VIEs do not have recourse to us or our other assets, with the exception of customary representation and warranty repurchase provisions and indemnities.

As the primary beneficiary of these entities, we are exposed to credit, residual value, interest rate, and prepayment risk from the Securitized Assets on the VIEs.  However, our exposure to these risks did not change as a result of the transfer of the assets to the VIEs.  We may also be exposed to interest rate risk arising from the secured notes issued by the VIEs.

In addition, we entered into interest rate swaps with certain special purpose entities that issue variable rate debt.  Under the terms of these swaps, the special purpose entities are obligated to pay TMCC a fixed rate of interest on certain payment dates in exchange for receiving a floating rate of interest on notional amounts equal to the outstanding balance of the secured debt.  This arrangement enables the special purpose entities to mitigate the interest rate risk inherent in issuing variable rate debt that is secured by fixed rate Securitized Assets.

The transfers of the Securitized Assets to the special purpose entities in our securitizations are considered to be sales for legal purposes.  However, the Securitized Assets and the related debt remain on our Consolidated Balance Sheet.  We recognize financing revenue on the Securitized Assets and interest expense on the secured debt issued by the special purpose entities.  We also maintain an allowance for credit losses on the Securitized Assets to cover estimated probable credit losses using a methodology consistent with that used for our non-securitized asset portfolio.  The interest rate swaps between TMCC and the special purpose entities are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2012 and March 31, 2012.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2012, we renewed a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents are contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $3.0 billion.  This revolving facility allows us to obtain term funding up to the renewal date.  Any portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of June 30, 2012, approximately $2.0 billion of this facility was utilized.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Credit Agreements

As of June 30, 2012, TMCC had committed bank credit facilities of $0.7 billion, $1.2 billion and $0.5 billion that mature in the fiscal years 2013, 2014 and 2015, respectively.  An uncommitted bank credit facility in the amount of $500 million matures in fiscal 2014.  These agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2012 and March 31, 2012.

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

	Maximum commitment amount as of
(Dollars in millions)	June 30, 2012	March 31, 2012
Commitments:
Credit facilities with vehicle and industrial equipment dealers	$6,983	$6,804
Minimum lease commitments	85	81
Total commitments	7,068	6,885
Guarantees and other contingencies:
Guarantees of affiliate pollution control and solid waste
disposal bonds	100	100
Total commitments and guarantees	$7,168	$6,985

Wholesale financing demand note facilities	$10,318	$10,258

At June 30, 2012 and March 31, 2012, amounts outstanding under credit facilities with vehicle and industrial equipment dealers were $6.0 billion and $5.8 billion, respectively, and were recorded in Finance receivables, net in the Consolidated Balance Sheet.  Minimum lease commitments include $42 million and $44 million in facilities lease commitments with affiliates at June 30, 2012 and March 31, 2012, respectively.  Wholesale financing demand note facilities are not considered to be contractual commitments as they are not binding arrangements under which TMCC is required to perform.  At June 30, 2012 and March 31, 2012, amounts outstanding under wholesale financing demand note facilities were $7.6 billion and $6.6 billion, respectively, and were recorded in Finance receivables, net in the Consolidated Balance Sheet.

We are party to a 15-year lease agreement with Toyota Motor Sales, USA, Inc. (“TMS”) for our headquarters location in the TMS headquarters complex in Torrance, California.  At June 30, 2012, minimum future commitments under lease agreements to which we are a lessee, including those under the agreement discussed above are as follows (dollars in millions):

Future minimum
Years ending June 30,	lease payments
2013	$14
2014	19
2015	16
2016	15
2017	11
Thereafter	10
Total	$85

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

Guarantees and Other Contingencies

TMCC has guaranteed bond obligations totaling $100 million in principal that were issued by Putnam County, West Virginia and Gibson County, Indiana to finance the construction of pollution control facilities at manufacturing plants of certain TMCC affiliates.  The bonds mature in the following fiscal years ending March 31: 2028 - $20 million; 2029 - $50 million; 2030 - $10 million; 2031 - $10 million; and 2032 - $10 million.  TMCC would be required to perform under the guarantees in the event of non-payment on the bonds and other related obligations.  TMCC is entitled to reimbursement by the affiliates for any amounts paid.  TMCC receives an annual fee of $78 thousand for guaranteeing such payments.  TMCC has not been required to perform under any of these affiliate bond guarantees as of June 30, 2012 and March 31, 2012.

Indemnification

In the ordinary course of business, we enter into agreements containing indemnification provisions standard in the industry related to several types of transactions, including, but not limited to, debt funding, derivatives, securitization transactions, and our vendor and supplier agreements.  Performance under these indemnities would occur upon a breach of the representations, warranties or covenants made or given, or a third party claim. In addition, we have agreed in certain debt and derivative issuances, and subject to certain exceptions, to gross-up payments due to third parties in the event that withholding tax is imposed on such payments.  In addition, certain of our funding arrangements would require us to pay lenders for increased costs due to certain changes in laws or regulations.  Due to the difficulty in predicting events which could cause a breach of the indemnification provisions or trigger a gross-up or other payment obligation, we are not able to estimate our maximum exposure to future payments that could result from claims made under such provisions.  We have not made any material payments in the past as a result of these provisions, and as of June 30, 2012, we determined that it is not probable that we will be required to make any material payments in the future.  As of June 30, 2012 and March 31, 2012, no amounts have been recorded under these indemnification provisions.

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

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 13 – Income Taxes

Our effective tax rate was 37 percent for the first quarter of fiscal 2013 and 38 percent for the first quarter of fiscal 2012.  Our provision for income taxes for the first quarter of fiscal 2013 was $279 million compared to $283 million for the same period in fiscal 2012.  This decrease in provision resulted from the recognition of a provision benefit related to state audit settlements, notwithstanding an increase in income before tax and an increase in the income tax provision before consideration of the state tax provision benefit.

Tax-Related Contingencies

As of June 30, 2012, we remain under IRS examination for the fiscal years ended March 31, 2011 and March 31, 2012, as well as the current fiscal year.

We periodically review our uncertain tax positions. Our assessment is based on many factors including the ongoing IRS audits.  For the quarter ended June 30, 2012, our assessment did not result in a material change in unrecognized tax benefits.

Our deferred tax assets at June 30, 2012 were $1.6 billion compared to $1.7 billion at March 31, 2012, and were primarily due to the deferred deduction of allowance for credit losses and cumulative federal tax loss carryforwards that expire in varying amounts through fiscal year 2032. The total deferred tax liability at June 30, 2012, net of these deferred tax assets, was $5.7 billion compared with $5.4 billion at March 31, 2012.  Realization with respect to the federal tax loss carryforwards is dependent on generating sufficient income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced if management’s estimates change.

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions

As of June 30, 2012, there were no material changes to our related party agreements or relationships as described in our fiscal 2012 Form 10-K, except as described below.  The tables below summarize amounts included in our Consolidated Statement of Income and Consolidated Balance Sheet under various related party agreements or relationships:

	Three Months Ended
	June 30,
(Dollars in millions)	2012	2011
Net financing revenues:
Manufacturers’ subvention support and other revenues	$226	$243
Credit support fees incurred	$(8)	$(8)
Foreign exchange loss on loans payable to affiliates	$(39)	$(38)
Interest expense on loans payable to affiliates	$(3)	$(11)

Insurance earned premiums and contract revenues:
Affiliate insurance premiums and contract revenues	$49	$54

Investments and other income, net:
Interest earned on notes receivable from affiliates	$1	$-

Expenses:
Shared services charges and other expenses	$16	$17
Employee benefits expense	$7	$10

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 14 – Related Party Transactions (Continued)

(Dollars in millions)	June 30, 2012	March 31, 2012
Assets:
Finance receivables, net
Accounts receivable from affiliates	$17	$17
Direct finance receivables from affiliates	$4	$4
Notes receivable under home loan programs	$19	$19
Deferred retail subvention income from affiliates	$(612)	$(598)

Investments in operating leases, net
Leases to affiliates	$4	$4
Deferred lease subvention income from affiliates	$(594)	$(592)

Other assets
Notes receivable from affiliates	$612	$1,052
Other receivables from affiliates	$12	$8
Subvention support receivable from affiliates	$101	$65

Liabilities:
Debt
Loans payable to affiliates	$-	$2,201

Other liabilities
Unearned affiliate insurance premiums and contract revenues	$255	$273
Accounts payable to affiliates	$32	$58
Notes payable to affiliate	$47	$61

Shareholder’s Equity:
Dividends paid	$-	$741
Stock based compensation	$2	$2

TOYOTA MOTOR CREDIT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 15 – Segment Information

Financial information for our reportable operating segments for the periods ended or at June 30, 2012 and June 30, 2011 is summarized as follows (dollars in millions):

	Finance	Insurance	Intercompany
Fiscal 2012:	operations	operations	eliminations	Total
Three Months Ended June 30, 2012

Total financing revenues	$1,791	$-	$6	$1,797
Insurance earned premiums and contract revenues	-	156	(6)	150
Investment and other income, net	10	25	-	35
Total gross revenues	1,801	181	-	1,982

Less:
Depreciation on operating leases	855	-	-	855
Interest expense	58	-	-	58
Provision for credit losses	16	-	-	16
Operating and administrative expenses	173	43	-	216
Insurance losses and loss adjustment expenses	-	81	-	81
Provision for income taxes	257	22	-	279
Net income	$442	$35	$-	$477

Total assets at June 30, 2012	$88,739	$3,343	$(388)	$91,694

Three Months Ended June 30, 2011

Total financing revenues	$1,916	$-	$4	$1,920
Insurance earned premiums and contract revenues	-	154	(4)	150
Investment and other income, net	12	30	(2)	40
Total gross revenues	1,928	184	(2)	2,110

Less:
Depreciation on operating leases	825	-	-	825
Interest expense	459	-	(2)	457
Provision for credit losses	(203)	-	-	(203)
Operating and administrative expenses	158	39	-	197
Insurance losses and loss adjustment expenses	-	86	-	86
Provision for income taxes	262	21	-	283
Net income	$427	$38	$-	$465

Total assets at June 30, 2011	$87,459	$3,108	$(449)	$90,118

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this Form 10-Q or incorporated by reference herein are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations and currently available information.  However, since these statements are based on factors that involve risks and uncertainties, our performance and results may differ materially from those described or implied by such forward-looking statements.  Words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” “should,” “intend,” “will,”  “may” or words or phrases of similar meaning are intended to identify forward-looking statements.  We caution that the forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended March 31, 2012 (“fiscal 2012”) as well as the following:

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

Forward looking statements speak only as of the date they are made.  We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements.

OVERVIEW

Key Performance Indicators and Factors Affecting Our Business

In our finance operations, we generate revenue, income, and cash flows by providing retail financing, leasing, and dealer financing to vehicle and industrial equipment dealers and their customers.  We measure the performance of our financing operations using the following metrics: financing volume, market share, financial leverage, financing margins, operating expense, and loss metrics.

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

Fiscal 2012 First Three Months Operating Environment

During the first quarter of the fiscal year ending March 31, 2013 (“fiscal 2013”), the United States (“U.S.”) economy showed some signs of improvement, but economic growth continued at a slow pace.  Sales of motor vehicles improved compared to the same period in fiscal 2012.  However, key indicators of sustainable economic growth remain under pressure.  The rate of employment growth has slowed and the unemployment rate remains elevated.  Consumer spending softened in the latter part of the first quarter of fiscal 2013, and fuel prices decreased during the quarter.  The housing sector remained depressed although home prices rose modestly in some parts of the U.S. this quarter.

Conditions in the global capital markets remained challenging due to concerns over volatile European financial conditions during the first quarter of fiscal 2013.  Europe’s financial crisis poses significant downside risks to the economic outlook.  Economic activity in Europe continued to contract at a moderate rate and the growth of emerging European economies and the Asian region slowed.  The downgrades of certain U.S. banks by certain rating agencies also contributed to market volatility.  Despite the challenging fixed income market conditions, we continue to maintain broad global access to both domestic and international markets.

Industry-wide vehicle sales in the United States and sales incentives throughout the auto industry increased during the first quarter of fiscal 2013 as compared to the same period in the prior year.  Vehicle sales by Toyota Motor Sales, USA, Inc. (“TMS”) increased 38 percent in the first quarter of fiscal 2013 compared to the same period in fiscal 2012.  The increase in TMS sales was attributable to the increase in vehicle and related parts supply, which was disrupted following the natural disasters that occurred in Japan and Thailand in 2011.  TMS sales were also positively impacted by new product launches.  While the production of Toyota and Lexus vehicles returned to pre-disaster levels during the third quarter of fiscal 2012, vehicle inventory had not yet returned to pre-disaster levels as of June 30, 2012.

Prices of used vehicles remained near an all-time high during the first quarter of fiscal 2013 primarily due to the low supply of used vehicles.  Natural disasters in Japan and Thailand in 2011 had the effect of reducing the availability of new Toyota and Lexus vehicles which in turn increased the demand for certain used Toyota and Lexus vehicles.  This effect continues to support the favorable trend in used Toyota and Lexus vehicle values.  The combination of low used vehicle supply and reduced availability of new Toyota and Lexus vehicles also favorably impacted our credit losses, and contributed to lower lease return rates and per unit loss severity during the first quarter of fiscal 2013.

RESULTS OF OPERATIONS

Fiscal 2013 First Quarter Summary

	Three Months Ended
	June 30,
(Dollars in millions)	2012	2011
Net income:
Finance operations1	$442	$427
Insurance operations1	35	38
Total net income	$477	$465

1 Refer to Note 15 - Segment Information of the Notes to Consolidated Financial Statement for the total asset balances of our finance and insurance operations.

Our consolidated net income was $477 million for the first quarter of fiscal 2013, compared to $465 million for the same period in fiscal 2012.  Our consolidated results for the first quarter of fiscal 2013 increased as compared to the same period in fiscal 2012 primarily due to decreases in interest expense, partially offset by an increase in our provision for credit losses and decreases in total financing revenue.

Our overall capital position increased by $0.4 billion, bringing total shareholder’s equity to $8.1 billion at June 30, 2012, as compared to $7.7 billion at March 31, 2012.  Our debt increased to $75.2 billion at June 30, 2012 from $73.2 billion at March 31, 2012.  We experienced an improvement in our debt-to-equity ratio to 9.2 at June 30, 2012 from 9.6 at March 31, 2012.

Finance Operations

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2012	2011	Change
Financing revenues:
Operating lease	$1,157	$1,204	(4)%
Retail1	532	626	(15)%
Dealer	102	86	19%
Total financing revenues	1,791	1,916	(7)%

Investment and other income	10	12	(17)%
Gross revenues from finance operations	1,801	1,928	(7)%

Less:
Depreciation on operating leases	855	825	4%
Interest expense	58	459	(87)%
Provision for credit losses	16	(203)	108%
Operating and administrative expenses	173	158	9%
Provision for income taxes	257	262	(2)%
Net income from finance operations	$442	$427	4%
1	Includes direct finance lease revenues.

Our finance operations reported net income of $442 million for the first quarter of fiscal 2013, compared to $427 million for the same period in fiscal 2012.  The increase in net income was primarily due to declines in interest expense, partially offset by an increase in our provision for credit losses and decreases in total financing revenues.

Financing Revenues

Total financing revenues decreased 7 percent during the first quarter of fiscal 2013 as compared to the same period in fiscal 2012 due to the following factors:

•	Operating lease revenues decreased 4 percent in the first quarter of fiscal 2013, as compared with the same period in fiscal 2012, primarily due to a decrease in portfolio yields.

•	Retail contract revenues decreased 15 percent in the first quarter of fiscal 2013, as compared with the same period in fiscal 2012, primarily due to a decrease in portfolio yields.

•	Dealer financing revenues increased 19 percent in the first quarter of fiscal 2013, as compared with the same period in fiscal 2012, primarily due to higher average outstanding earning asset balances.

Our total portfolio, which includes operating lease, retail and dealer financing, had a yield of 4.8 percent during the first quarter of fiscal 2013 compared to 5.7 percent for the same period in fiscal 2012 due primarily to decreases in both our retail and operating lease portfolio yields.  Lower yields were the result of the maturity of higher yielding earning assets being replaced by lower yielding earning assets during the first quarter of fiscal 2013.

Depreciation on Operating Leases

Depreciation on operating leases increased 4 percent during the first quarter of fiscal 2013, as compared to the same period in fiscal 2012.  The increase in depreciation was attributable to slight declines in used vehicle values during the first quarter of fiscal 2013 as compared to the same period in fiscal 2012.

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

	Three Months Ended
	June 30,
(Dollars in millions)	2012	2011
Interest expense on debt1	$337	$481
Interest expense on derivatives1,2	9	(33)
Interest expense on debt and derivatives	346	448

Ineffectiveness related to hedge accounting derivatives3	(3)	(4)
(Gain) loss on foreign currency transactions3	(44)	704
(Gain) on foreign currency swaps	(32)	(809)
(Gain) loss on non-hedge accounting interest rate swaps3	(209)	118
Total interest expense	$58	$457

1	Amounts represent net interest settlements and changes in accruals.
2	Includes both hedge and non-hedge accounting derivatives.
3	Amounts exclude net interest settlements and changes in accruals.

Total interest expense decreased from $457 million during the first quarter of fiscal 2012 to $58 million during the same period of fiscal 2013.  The reduction in interest expense resulted primarily from net valuation gains that occurred during the first quarter of fiscal 2013 as a result of lower swap rates on the non-hedge accounting interest rate swaps.

Interest expense on debt primarily represents interest due on secured and unsecured notes and loans payable and commercial paper, and includes amortization of discount and premium, debt issuance costs, and basis adjustments.  Interest expense on debt decreased to $337 million during the first quarter of fiscal 2013 from $481 million in the same period in fiscal 2012 primarily as a result of lower contractual interest rates on debt.

Interest expense on derivatives represents net interest settlements and accruals on interest rate and foreign currency derivatives.  During the first quarter of fiscal 2013, we recorded net expense of $9 million compared to net income of $33 million during the same period of fiscal 2012.  The increase in interest expense on derivatives during the first quarter of fiscal 2013 compared to fiscal 2012 resulted primarily from lower average receive rates on interest rate and currency swaps used to economically hedge fixed rate debt.

Gain or loss on foreign currency transactions represents the revaluation of foreign currency denominated debt transactions for which hedge accounting has not been elected.  We use foreign currency swaps to economically hedge these foreign currency transactions.  During the first quarter of fiscal 2013, we recorded combined gains of $76 million on foreign currency transactions and the associated foreign currency swaps, as compared to gains of $105 million during the same period in fiscal 2012.  The decrease in net gains primarily resulted from an increase in foreign currency swap rates during fiscal 2013.

We recorded gains of $209 million on non-hedge accounting interest rate swaps during the first quarter of fiscal 2013 compared to losses of $118 million during the same period of fiscal 2012.   The net gains on these swaps primarily resulted from a decline in long-term swap rates during fiscal 2013.  Future changes in interest and foreign exchange rates could continue to result in significant volatility in our interest expense.

Provision for Credit Losses

We recorded a provision for credit losses of $16 million for the first quarter of fiscal 2013, compared to a benefit from credit losses of $203 million for the same period of fiscal 2012.  The benefit from credit losses for the first quarter of fiscal 2012 was attributable to significant improvements in per unit loss severity, default frequency and net charge-offs in our consumer portfolio.  In contrast, these trends improved to a lesser extent in the first quarter of fiscal 2013.  As a result, we recorded a provision of $16 million for the first quarter of fiscal 2013.

Operating and Administrative Expenses

Operating expenses increased during the first quarter of fiscal 2013 compared to the same period in fiscal 2012 primarily due to increases in employee expenses.  Refer to Note 14 – Related Party Transactions of the Notes to Consolidated Financial Statements and the corresponding note in our Annual Report on Form 10-K for fiscal 2012 for further information.

Insurance Operations

The following table summarizes key results of our insurance operations:

	Three Months Ended
	June 30,		Percentage
(Dollars in millions)	2012	2011	Change
Agreements (units in thousands)
Issued	385	345	12%
In force	6,150	6,282	(2)%

Insurance earned premiums and contract revenues	$156	$154	1%
Investment and other income	25	30	(17)%
Gross revenues from insurance operations	181	184	(2)%

Less:
Insurance losses and loss adjustment expenses	81	86	(6)%
Operating and administrative expenses	43	39	10%
Provision for income taxes	22	21	5%
Net income from insurance operations	$35	$38	(8)%

Our insurance operations reported net income of $35 million for the first quarter of fiscal 2013, compared to $38 million for the same period in fiscal 2012.  The decrease in net income was attributable to a decrease in investment and other income, and an increase in operating and administrative expenses, partially offset by a decrease in insurance losses and loss adjustment expenses.

Agreements issued increased by 40 thousand units during the first quarter of fiscal 2013 compared to the same period in fiscal 2012.  The increase was primarily due to the overall increase in TMS vehicle sales.

Our insurance operations reported insurance earned premiums and contract revenues of $156 million during the first quarter of fiscal 2013, compared to $154 million during the same period in fiscal 2012.  Insurance earned premiums and contract revenues are affected by sales volume as well as the level, age, and mix of agreements in force.  Agreements in force represent active insurance policies written and contracts issued.  Insurance earned premiums and contract revenues represent revenues from the agreements in force and were relatively consistent in the first quarter of fiscal 2013 compared to the same period in fiscal 2012.

Our insurance operations reported investment and other income of $25 million during the first quarter of fiscal 2013, compared to $30 million during the same period in fiscal 2012.  Investment and other income consists primarily of investment income on marketable securities.  The decrease in investment and other income was primarily due to lower realized gains from the sale of securities.

Our insurance operations reported insurance losses and loss adjustment expenses of $81 million during the first quarter of fiscal 2013, compared to $86 million for the same period in fiscal 2012.  Insurance losses and loss adjustment expenses incurred are a function of the amount of covered risks, the frequency and severity of claims associated with the agreements in force, and the level of risk retained by our insurance operations.  Insurance losses and loss adjustment expenses include amounts paid and accrued for reported losses, estimates of losses incurred but not reported, and any related claim adjustment expenses.  The decrease in insurance losses and loss adjustment expenses was primarily due to lower claim frequency experienced in our prepaid maintenance contracts.

Provision for Income Taxes

Our provision for income taxes for the first quarter of fiscal 2013 was $279 million compared to $283 million for the same period in fiscal 2012.  Our effective tax rate was 37 percent for the first quarter of fiscal 2013 and 38 percent for the first quarter of fiscal 2012.  Notwithstanding an increase in income before tax in the first quarter of fiscal 2013, the provision for income taxes decreased as compared to the first quarter of fiscal 2012 due to the recognition of a state tax provision benefit in the first quarter of fiscal 2013 from favorable settlements of state tax audits.

FINANCIAL CONDITION

Vehicle Financing Volume and Net Earning Assets

The composition of our vehicle contract volume and market share is summarized below:

	Three Months Ended
	June 30,		Percentage
(units in thousands):	2012	2011	Change
TMS new sales volume1	414	299	38%

Vehicle financing volume2
New retail contracts	180	140	29%
Used retail contracts	72	93	(23)%
Lease contracts	79	62	27%
Total	331	295	12%

TMS subvened vehicle financing volume (units included in the above table):
New retail contracts	92	65	42%
Used retail contracts	21	11	91%
Lease contracts	64	53	21%
Total	177	129	37%

TMS subvened vehicle financing volume as a percent of vehicle financing volume:

New retail contracts	51.1%	46.4%
Used retail contracts	29.2%	11.8%
Lease contracts	81.0%	85.5%
Overall subvened contracts	53.5%	43.7%

Market share:3
Retail contracts	43.4%	46.8%
Lease contracts	19.1%	20.7%
Total	62.5%	67.5%

1
Represents total domestic TMS sales of new Toyota and Lexus vehicles excluding sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.  TMS new sales volume is comprised of approximately 87% Toyota and 13% Lexus vehicles for the first quarter of fiscal 2013 and 2012.

2
Total financing volume is comprised of approximately 81% Toyota, 16% Lexus, and 3% non-Toyota/Lexus vehicles for the first quarter of fiscal 2013 and 80% Toyota, 15% Lexus, and 5% non-Toyota/Lexus vehicles for the first quarter of fiscal 2012.

3
Represents the percentage of total domestic TMS sales of new Toyota and Lexus vehicles financed by us, excluding non-Toyota/Lexus sales, sales under dealer rental car and commercial fleet programs and sales of a private Toyota distributor.

Vehicle Financing Volume

The volume of our retail and lease contracts, which are acquired primarily from Toyota and Lexus vehicle dealers, is dependent upon TMS sales volume and subvention.  Natural disasters that occurred in Japan in March 2011 and Thailand in October 2011 caused manufacturing disruptions and production suspensions of certain Toyota and Lexus vehicle models and parts during the first and second quarters of fiscal 2012.  During the third quarter of fiscal 2012, production of Toyota and Lexus vehicles returned to pre-disaster levels.  As a result of increased availability of vehicle and related parts supplies, vehicle sales by TMS increased 38 percent for the first quarter of fiscal 2013 compared to the same period in fiscal 2012.  In addition, TMS sales were positively impacted by new product and model launches.

Our financing volume increased while our market share decreased in the first quarter of fiscal 2013 compared to the same period in fiscal 2012.  The increase in volume was driven primarily by the increased supply of new Toyota and Lexus vehicles and an increase in TMS subvention.  TMS subvention volume increased as the supply of new vehicles grew in the first quarter of fiscal 2013 compared to the same period in fiscal 2012.  The decrease in market share was driven primarily by increased competition as banks renewed their focus on automobile lending.

The composition of our net earning assets is summarized below:
			Percentage
(Dollars in millions)	June 30, 2012	March 31, 2012	Change
Net Earning Assets
Finance receivables, net
Retail finance receivables, net1	$45,962	$45,296	1%
Dealer financing, net	13,938	12,746	9%
Total finance receivables, net	59,900	58,042	3%
Investments in operating leases, net	19,108	18,743	2%
Net earning assets	$79,008	$76,785	3%

Dealer Financing
(Number of dealers serviced)
Toyota and Lexus dealers2	991	986	1%
Vehicle dealers outside of the
Toyota/Lexus dealer network	491	492	-%
Industrial equipment dealers	141	142	(1)%
Total number of dealers receiving
wholesale financing	1,623	1,620	-%

Dealer inventory financed (units in thousands)	276	245	13%

1  Includes direct finance leases.
2  Includes wholesale and other credit arrangements in which we participate as part of a syndicate of lenders.

Retail Contract Volume and Earning Assets

Our new retail contract volume increased during the first quarter of fiscal 2013 as compared to the same period in fiscal 2012.  The increase was mainly due to an increase in overall TMS vehicle sales and subvention.  The natural disasters in Japan and Thailand in 2011 caused a shortage of new Toyota and Lexus vehicles in fiscal 2012 and a corresponding dealer focus on used vehicle sales.  This resulted in higher used retail contract volume for the first quarter of fiscal 2012 compared to the same period in fiscal 2013.  While vehicle financing volume increased during the first quarter of fiscal 2013 as compared to the same period in fiscal 2012, retail finance receivables, net at June 30, 2012 remained consistent as compared to the balance at March 31, 2012, as the dollar volume of vehicle financing offset portfolio liquidations.

Lease Contract Volume and Earning Assets

Our vehicle lease contract volume during the first quarter of fiscal 2013 increased as compared to the same period in fiscal 2012.  Vehicle lease contract volume is affected by the level of Toyota and Lexus vehicle sales, the availability of subvention programs, and changes in the interest rate environment.  Much of the increase during the first quarter of fiscal 2013 was attributable to an increase in TMS sales and subvention volume.  Our investment in operating leases, net increased slightly at June 30, 2012 as compared to the balance at March 31, 2012 due to higher contract volume.

Dealer Financing and Earning Assets

Dealer financing, net increased 9 percent from March 31, 2012, primarily due to increases in dealer inventory.  The higher level of dealer inventory was attributable to the return of vehicle production to pre-disaster levels during the third quarter of fiscal 2012.  The total number of dealers receiving financing remained relatively stable as compared to March 31, 2012.

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

Depreciation on Operating Leases

	Three Months Ended
	June 30,		Percentage
	2012	2011	Change
Depreciation on operating
leases (dollars in millions)	$855	$825	4%
Average operating lease units
outstanding (in thousands)	785	797	(2)%

Depreciation expense on operating leases increased 4 percent during the first quarter of fiscal 2013 as compared to the same period of fiscal 2012, despite a 2 percent decrease in the average operating lease units outstanding over the same periods.  The increase in depreciation was driven primarily by slight declines in used vehicle values during the first quarter of fiscal 2013.  In spite of this, used vehicle values remained near an all-time high during the first quarter of fiscal 2013.  The level of lease maturities is expected to increase in fiscal 2013 and the next few years, which could impact return rates, used vehicle values and depreciation expense.

Credit Risk

Credit Loss Experience

The overall credit quality of our consumer portfolio in the first quarter of fiscal 2013 continued to benefit from our continued focus on purchasing practices and collection efforts.  In addition, subvention contributes to our overall portfolio quality, as subvened contracts typically have better credit quality than non-subvened contracts.  These factors, combined with strong used vehicle values, contributed to decreased levels of default frequency and delinquency during the first quarter of fiscal 2013 as compared to the same period in fiscal 2012.

	June 30,	March 31,	June 30,
	2012	2012	2011
Net charge-offs as a percentage of average gross earning assets 1
Finance receivables	0.17%	0.24%	0.06%
Operating leases	0.07%	0.11%	0.03%
Total	0.15%	0.21%	0.05%

Default frequency as a percentage of outstanding contracts	1.16%	1.43%	1.50%
Average loss severity per unit	$5,817	$5,869	$5,731

Aggregate balances for accounts 60 or more days past due as a percentage of gross earning assets 2
Finance receivables 3	0.24%	0.19%	0.34%
Operating leases 3	0.18%	0.16%	0.25%
Total	0.23%	0.18%	0.32%

1	Net charge-off ratios have been annualized using three month results for the periods ended June 30, 2012 and June 30, 2011.
2	Substantially all retail, direct finance lease and operating lease receivables do not involve recourse to the dealer in the event of customer default.
3	Includes accounts in bankruptcy and excludes accounts for which vehicles have been repossessed.

The level of credit losses primarily reflects two factors: default frequency and loss severity.  Default frequency as a percentage of average outstanding contracts decreased to 1.16 percent during the first quarter of fiscal 2013 compared to 1.50 percent during the same period in fiscal 2012.  Despite slight declines in the first quarter of fiscal 2013, used vehicle values remained near an all-time high.  This factor positively affected default frequency as some customers, who otherwise may have defaulted, were able to sell their vehicles in order to pay off their finance contracts.  As a result of used vehicle values declining slightly in the first quarter of fiscal 2013 we experienced increases in loss severity per unit and net charge-offs in the first quarter of fiscal 2013 compared to the same period in fiscal 2012.  In addition, the low level of default frequency of 1.16 percent may not be indicative of future levels of default frequency as accounts 60 or more days past due increased from 0.18 percent as of March 31, 2012 to 0.23 percent as of June 30, 2012.

Our level of net charge-offs for the first quarter of fiscal 2013 increased compared with the same period in fiscal 2012.  The manufacturing disruptions and production suspensions resulting from the natural disasters that occurred in Japan in March 2011 and Thailand in October 2011 lowered the availability of new vehicles and further supported used vehicle values during fiscal 2012.  As a result, we experienced a low level of net charge-offs for the first quarter of fiscal 2012.  As production of Toyota and Lexus vehicles returned to pre-disaster levels during the third quarter of fiscal 2012 and used vehicle values began to decline slightly during the first quarter of fiscal 2013, net charge-offs as a percentage of average gross earning assets increased from 0.05 percent at June 30, 2011 to 0.15 percent at June 30, 2012.

Allowance for Credit Losses

We maintain an allowance for credit losses to cover probable and estimable losses as of the balance sheet date resulting from the non-performance of our customers and dealers under their contractual obligations.  The determination of the allowance involves significant assumptions, complex analyses, and management judgment.

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

The following table provides information related to our allowance for credit losses for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
(Dollars in millions)	2012	2011
Allowance for credit losses at beginning of period	$619	$879
Provision for credit losses	16	(203)
Charge-offs, net of recoveries1	(29)	(9)
Allowance for credit losses at end of period	$606	$667

1 Net of recoveries of $23 million and $52 million for the three months ended June 30, 2012 and 2011, respectively.

During the first quarter of fiscal 2013, our allowance for credit losses decreased $13 million from $619 million at March 31, 2012 to $606 million at June 30, 2012.  The decline in our allowance for credit losses was primarily driven by improvements in default frequency from March 31, 2012.  Despite slight declines in the first quarter of fiscal 2013, used vehicle values were near an all-time high.  Strong used vehicle prices also positively affected default frequency as some customers, who otherwise may have defaulted, were able to sell their vehicles in order to pay off their finance contracts.  The favorable trends in our default frequency and net charge-offs had a lesser impact in the first quarter of fiscal 2013 than in the first quarter of fiscal 2012.  As a result, we recorded a provision of $16 million in the first quarter of fiscal 2013.

The favorable levels in our per unit loss severity, delinquencies, default frequency and net charge-offs reflect patterns of credit behavior different from our historical patterns and levels.  An unusual combination of factors including the low supply of used vehicles, the impact of the natural disasters occurring in Japan and Thailand, and an extended period of economic uncertainty have contributed to these trends.  We considered these factors as well as our historical seasonal patterns in establishing our allowance for credit losses at June 30, 2012.

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

The following table summarizes the components of our outstanding funding sources at carrying value:

(Dollars in millions)	June 30, 2012	March 31, 2012
Commercial paper1	$24,634	$21,247
Unsecured notes and loans payable2	40,393	41,415
Secured notes and loans payable	9,484	9,789
Carrying value adjustment3	721	783
Total Debt	$75,232	$73,234

1	Includes unamortized premium/discount.
2	Includes unamortized premium/discount and effects of foreign currency transaction gains and losses on non-hedged or de-designated notes and loans payable which are denominated in foreign currencies.
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

For liquidity purposes, we hold cash in excess of our immediate funding needs. These excess funds are invested in short-term, highly liquid and investment grade money market instruments, which provide liquidity for our short-term funding needs and flexibility in the use of our other funding sources.  We maintained excess funds ranging from $4.4 billion to $7.8 billion with an average balance of $6.1 billion for the first quarter of fiscal 2013.

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

TMC’s obligations under its credit support agreement with TFSC rank pari passu with TMC’s senior unsecured debt obligations.  Refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 for further discussion.

We routinely monitor global financial conditions and our financial exposure to our global counterparties.  Specifically, we focus on those countries experiencing significant economic, fiscal or political strain and the corresponding likelihood of default.  During the reporting period, we identified five countries for which these conditions exist; Portugal, Ireland, Italy, Greece and Spain.  We do not currently have exposure to these or other European sovereign counterparties.  As of June 30, 2012, our gross non-sovereign exposures to investments in marketable securities and derivatives counterparty positions in the countries identified were not material, either individually or collectively.  We also maintain a total of $19 billion in committed and uncommitted syndicated and bilateral credit facilities for our liquidity purposes.  As of June 30, 2012, less than 8 percent of such commitments were from counterparties in the countries identified.  Refer to the “Liquidity and Capital Resources - Liquidity Facilities and Letters of Credit” section and “Item 1A. Risk Factors - The failure or commercial soundness of our counterparties and other financial institutions may have an effect on our liquidity, operating results or financial condition” for further discussion.

Commercial Paper

Short-term funding needs are met through the issuance of commercial paper in the United States.  Commercial paper outstanding under our commercial paper programs ranged from approximately $20.5 billion to $24.8 billion during the quarter ended June 30, 2012, with an average outstanding balance of $22.5 billion.  Our commercial paper programs are supported by the liquidity facilities discussed under the heading “Liquidity Facilities and Letters of Credit”.  We believe we have ample capacity to meet our short-term funding requirements and manage our liquidity.

Unsecured Notes and Loans Payable

The following table summarizes the components of our unsecured notes and loans payable:

(Dollars in millions)	U.S. medium term notes ("MTNs") and domestic bonds	Euro MTNs ("EMTNs")	Eurobonds	Other	Total unsecured notes and loans payable5
Balance at March 31, 20121	$18,461	$13,274	$1,180	$7,969	$40,884
Issuances during the three months
ended June 30, 2012	2,070 2	128 3	-	250 4	2,448
Maturities and terminations
during the three months
ended June 30, 2012	(12)	(1,175)	-	(2,032)	(3,219)
Balance at June 30, 20121	$20,519	$12,227	$1,180	$6,187	$40,113

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

2
MTNs and domestic bonds issued during year to date fiscal 2013 had terms to maturity ranging from approximately 1 year to 5 years, and had interest rates at the time of issuance ranging from 0.5 percent to 1.8 percent.

3	EMTNs issued during the year had terms to maturity of approximately 3 years, and had interest rates at the time of issuance of 4.6 percent.
4	Consists of long-term borrowings, with terms to maturity of approximately 6 years, and had interest rates at the time of issuance of 1.2 percent.
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

Our EMTN program, shared with our affiliates Toyota Motor Finance (Netherlands) B.V., Toyota Credit Canada Inc. and Toyota Finance Australia Limited (TMCC and such affiliates, the “EMTN Issuers”), provides for the issuance of debt securities in the international capital markets.  In September 2011, the EMTN Issuers renewed the EMTN program for a one year period.  The maximum aggregate principal amount authorized under the EMTN Program to be outstanding at any time is €50 billion or the equivalent in other currencies, of which €36 billion was available for issuance at June 30, 2012.  The authorized amount is shared among all EMTN Issuers.  The authorized aggregate principal amount under the EMTN program may be increased from time to time.  Debt securities issued under the EMTN program are issued pursuant to the terms of an agency agreement.  Certain debt securities issued under the EMTN program are subject to negative pledge provisions.  Debt securities issued under our EMTN program prior to October 2007 are also subject to cross-default provisions.  We are in compliance with these covenants.

In addition, we may issue other debt securities or enter into other unsecured financing arrangements through the global capital markets.

Secured Notes and Loans Payable

Overview

Asset-backed securitization of our earning asset portfolio provides us with an alternative source of funding.  We securitize finance receivables and beneficial interests in investments in operating leases (“Securitized Assets”) using a variety of structures.  All of our securitization transactions involve the transfer of Securitized Assets to bankruptcy-remote special purpose entities.  These bankruptcy-remote entities are used to ensure that the Securitized Assets are isolated from the claims of creditors of TMCC and that the cash flows from these assets are available solely for the benefit of the investors.  Investors in asset-backed securities do not have recourse to our other assets, and neither TMCC nor our affiliates guarantee these obligations.  We are not required to repurchase or make reallocation payments with respect to the Securitized Assets that become delinquent or default after securitization.  As seller and servicer of the Securitized Assets, we are required to repurchase or make a reallocation payment with respect to the underlying assets that are subsequently discovered not to have met specified eligibility requirements.  This repurchase obligation is customary in securitization transactions.

We service the Securitized Assets in accordance with our customary servicing practices and procedures.  Our servicing duties include collecting payments on Securitized Assets and submitting them to a trustee for distribution to security holders and other interest holders.  We prepare monthly servicer certificates on the performance of the Securitized Assets, including collections, investor distributions, delinquencies, and credit losses.  We also perform administrative services for the special purpose entities.

Our use of special purpose entities in securitizations is consistent with conventional practice in the securitization market.  None of our officers, directors, or employees hold any equity interests in or receive any direct or indirect compensation from our special purpose entities.  These entities do not own our stock or the stock of any of our affiliates.  Each special purpose entity has a limited purpose and generally is permitted only to purchase assets, issue asset-backed securities, and make payments to the security holders, other interest holders and certain service providers as required under the terms of the transactions.

Our securitizations are structured to provide credit enhancement to reduce the risk of loss to security holders and other interest holders in the asset-backed securities.  Credit enhancement may include some or all of the following:

•	Overcollateralization: The principal of the securitized assets that exceeds the principal amount of the related secured debt.
•
Excess spread:  The expected interest collections on the Securitized Assets that exceed the expected fees and expenses of the special purpose entity, including the interest payable on the debt, net of swap settlements, if any.

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

•	Subordinated notes: The subordination of principal and interest payments on subordinated notes may provide additional credit enhancement to holders of senior notes.

In addition to the credit enhancement described above, we may enter into interest rate swaps with special purpose entities that issue variable rate debt.  Under the terms of these swaps, the special purpose entities are obligated to pay TMCC a fixed rate of interest on payment dates in exchange for receiving a floating rate of interest on notional amounts equal to the outstanding balance of the secured debt.  This arrangement enables the special purpose entities to mitigate the interest rate risk inherent in issuing variable rate debt that is secured by fixed rate Securitized Assets.

Securitized Assets and the related debt remain on our Consolidated Balance Sheet.  We recognize financing revenue on the Securitized Assets.  We also recognize interest expense on the secured debt issued by the special purpose entities and maintain an allowance for credit losses on the Securitized Assets to cover estimated probable credit losses using a methodology consistent with that used for our non-securitized asset portfolio.  The interest rate swaps between TMCC and the special purpose entities are considered intercompany transactions and therefore are eliminated in our consolidated financial statements.

Public Term Securitization

We maintain shelf registration statements with the SEC to provide for the issuance of securities backed by Securitized Assets in the U.S. capital markets.  Funding obtained from our public term securitization transactions is repaid as the underlying Securitized Assets amortize.  We have retained certain securities from these transactions and may sell them at any time.  None of the asset-backed securities we have issued have defaulted, experienced any events of default or failed to pay principal in full at maturity.

Amortizing Asset-backed Commercial Paper Conduits

We have executed private securitization transactions of Securitized Assets with bank-sponsored multi-seller asset-backed conduits.  The related debt will be repaid as the underlying Securitized Assets amortize.

Revolving Asset-backed Commercial Paper Facility

We have a revolving securitization facility backed by retail finance receivables with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions.  Refer to “Liquidity Facilities and Letters of Credit” below for more details.

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

The ability to make draws is subject to covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These agreements may be used for general corporate purposes and none were drawn upon as of June 30, 2012 and March 31, 2012.

Committed Revolving Asset-backed Commercial Paper Facility

In January 2012, we renewed a 364 day revolving securitization facility with certain bank-sponsored asset-backed commercial paper conduits and other financial institutions (“funding agents”).  Under the terms of this facility, the funding agents are contractually committed, at our option, to purchase eligible retail finance receivables from us and make advances up to a facility limit of $3.0 billion.  This revolving facility allows us to obtain term funding up to the renewal date.  Any portion of the facility that is not renewed is repaid as the underlying assets amortize.  As of June 30, 2012, approximately $2.0 billion of this facility was utilized.  We may obtain additional funding as we pay down the outstanding debt in conjunction with the amortization of transferred receivables, subject to having a sufficient amount of eligible receivables.  Our utilization and renewal strategies are driven by economic considerations as well as our funding and liquidity needs.

Other Credit Agreements

As of June 30, 2012, TMCC had committed bank credit facilities of $0.7 billion, $1.2 billion and $0.5 billion that mature in the fiscal years 2013, 2014 and 2015, respectively.  An uncommitted bank credit facility in the amount of $500 million matures in fiscal 2014.  These agreements contain covenants and conditions customary in transactions of this nature, including negative pledge provisions, cross-default provisions and limitations on consolidations, mergers and sales of assets.  These credit facilities were not drawn upon as of June 30, 2012 and March 31, 2012.

We are in compliance with the covenants and conditions of the credit agreements described above.

Credit Ratings

The cost and availability of unsecured financing is influenced by credit ratings, which are intended to be an indicator of the creditworthiness of a particular company, security, or obligation.  Lower ratings generally result in higher borrowing costs as well as reduced access to capital markets.  Credit ratings are not recommendations to buy, sell, or hold securities, and are subject to revision or withdrawal at any time by the assigning credit rating organization.  Each credit rating organization may have different criteria for evaluating risk, and therefore ratings should be evaluated independently for each organization.  Our credit ratings depend in part on the existence of the credit support agreements of TFSC and TMC.  See “Item 1A. Risk Factors - Our borrowing costs and access to the unsecured debt capital markets depend significantly on the credit ratings of TMCC and its parent companies and our credit support arrangements” in our fiscal 2012 Form 10-K.

DERIVATIVE INSTRUMENTS

Risk Management Strategy

We use derivatives as part of our risk management strategy to hedge against changes in interest rate and foreign currency risks.  We manage these risks by entering into derivative transactions with the intent to minimize fluctuations in earnings, cash flows and fair value adjustments of assets and liabilities caused by market volatility.  We enter into derivatives for risk management purposes only and, accordingly, limit our use of derivatives to the management of interest rate and foreign currency risks.

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

We may also, from time-to-time, issue debt which can be characterized as hybrid financial instruments. These obligations often contain an embedded derivative which may require bifurcation.  Changes in the fair value of the bifurcated embedded derivative are reported in interest expense in the Consolidated Statement of Income.  Refer to Note 1 – Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in our fiscal 2012 Form 10-K, and Note 7 –Derivatives, Hedging Activities and Interest Expense in this Form 10-Q for additional information.

Derivative Assets and Liabilities

The following table summarizes our derivative assets and liabilities, which are included in other assets and other liabilities in the Consolidated Balance Sheet:

(Dollars in millions)	June 30, 2012	March 31, 2012
Gross derivatives assets, net of credit valuation adjustment	$2,635	$2,660
Less: Counterparty netting and collateral1	(2,436)	(2,590)
Derivative assets, net2	$199	$70
Embedded derivative assets	$-	$-

Gross derivative liabilities, net of credit valuation adjustment	$1,050	$1,081
Less: Counterparty netting and collateral1	(1,027)	(1,038)
Derivative liabilities, net3	$23	$43
Embedded derivative liabilities	$27	$24

1
Collateral represents cash received or deposited under reciprocal arrangements that we have entered into with our derivative counterparties.  As of June 30, 2012, we held collateral of $1,607 million and posted collateral of $198 million.  As of March 31, 2012, we held collateral of $1,748 million and posted $196 million.

2	Includes collateral posted in excess of the fair value of derivative liabilities of $58 million and $7 million as of June 30, 2012 and March 31, 2012, respectively.
3	Includes collateral held in excess of the fair value of derivative assets of $6 million and $23 million as of June 30, 2012 and March 31, 2012, respectively.

Refer to the “Interest Expense” section above for discussion on changes in derivatives.

Derivative Counterparty Credit Risk

We manage derivative counterparty credit risk by maintaining policies for entering into derivative contracts, exercising our rights under our derivative contracts, requiring the posting of collateral and actively monitoring our exposure to counterparties.

All of our derivatives counterparties to which we had credit exposure at June 30, 2012 were assigned investment grade ratings by a credit rating organization.  In addition, we require counterparties that are or become rated BBB+ or lower to fully collateralize their net derivative exposures with us.  Our counterparty credit risk could be adversely affected by deterioration of the global economy and financial distress in the banking industry.

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

In addition, many of our ISDA Master Agreements contain reciprocal ratings triggers providing either party with an option to terminate the agreement and related transactions at market value in the event of a ratings downgrade below a specified threshold.  Refer to “Part I. Item 1A. Risk Factors” in our fiscal 2012 Form 10-K for further discussion.

A summary of our net counterparty credit exposure by credit rating (net of collateral held) is presented below:

(Dollars in millions)	June 30, 2012	March 31, 2012
Credit Rating
AA	$5	$5
A	146	68
BBB	56	-
Total net counterparty credit exposure1	$207	$73

1	Amounts exclude counterparty credit valuation adjustments of $8 million and $3 million at June 30, 2012 and March 31, 2012, respectively.

The increase in net counterparty credit exposure is the result of an increase in net derivative assets.  At June 30, 2012, we recorded a credit valuation adjustment of $8 million related to non-performance risk of our counterparties.  All derivative credit valuation adjustments are recorded in interest expense in our Consolidated Statement of Income.  Refer to “Note 2 – Fair Value Measurements” of the Notes to the Consolidated Financial Statements for further discussion.

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

Lending Commitments

A description of our lending commitments is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Off-Balance Sheet Arrangements” in our fiscal 2012 Form 10-K, as well as above in Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Indemnification

Refer to Note 12 - Commitments and Contingencies of the Notes to Consolidated Financial Statements for a description of agreements containing indemnification provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of June 30, 2012, to ensure that information required to be disclosed in reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules, regulations, and forms and that such information is accumulated and communicated to our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There are no material changes from the risk factors set forth under “Item 1A. Risk Factors” in our fiscal 2012 Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

We have omitted this section pursuant to General Instruction H(2) of Form 10-Q.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See Exhibit Index on page 74.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOYOTA MOTOR CREDIT CORPORATION
(Registrant)

Date: August 8, 2012	By /S/ GEORGE E. BORST

George E. Borst
President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	By /S/ CHRIS BALLINGER

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

_______________
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

- 76 -